Form 10-K405
period 1994-12-31
INVACARE CORP
filed 1995-03-27
CIK 742112

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________ to ________________

                         Commission file number 0-12938

                              INVACARE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                        95-2680965
- -------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

            899 Cleveland Street, P. O. Box 4028, Elyria, Ohio 44036
            --------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:       (216) 329-6000
                                                   --------------------------
Securities registered pursuant to Section 12(b) of the Act:      None
                                                           -------------

Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, without par value
                        --------------------------------
                                (Title of Class)

        Rights to purchase Common Shares of Invacare, without par value
        ---------------------------------------------------------------
                                (Title of Class)

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.
 Yes X           No
    ----           ----

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                  As of February 21, 1995, 11,237,904 Common Shares and 3,300,698 Class B Common Shares were outstanding. At that date, the aggregate market value of the 9,840,817 Common Shares of the Registrant held by non-affiliates was $329,667,370 and the aggregate market value of the 1,724,042 Class B Common Shares of the Registrant held by non-affiliates was $57,755,407 While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the NASDAQ National Market System on February 21 1995 which was $33.50. For purposes of this information, the 1,397,087 Common Shares and 1,576,656 Class B Common Shares which were held by Executive Officers and Directors were deemed to be the Common Shares and Class B Common Shares held by affiliates.

                      Documents Incorporated By Reference
                      -----------------------------------

         Part of Form 10-K                    Document Incorporated By Reference
         -----------------                    ----------------------------------
         Part III (Items 10, 11,              Portions of the Registrant's
         12 and 13)                           definitive Proxy Statement to be
                                              used in connection with its 1995
                                              Annual Meeting of Shareholders.


                  Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 1994.

                                     PART I

Item 1.  Business.

         (a) General Development of Business.

         Invacare is the leading home medical equipment manufacturer in the world based upon its distribution channels, the breadth of its product line and sales. The Company designs, manufactures and distributes an extensive line of medical equipment for the home health care and extended care markets. The Company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, motorized scooters, patient aids, home care beds, low air loss therapy products, home respiratory products and seating and positioning products. Invacare continuously revises and expands its product lines to meet changing market demands. The Company's products are sold principally to over 10,000 home health care and medical equipment dealer locations in the U.S., Canada and Europe, with the remainder of its sales being primarily to government agencies and distributors. Invacare's products are sold world-wide through its distribution network by its sales force, telemarketing employees and the organizations of independent manufacturer's representatives. During the past five years, the Company also has used its extensive dealer network to distribute medical equipment and related supplies manufactured by others.

         The Company's objectives are:

                  * to lead the home medical equipment industry in product and marketing innovations
                  * to offer the industry's broadest product line and
                    continually expand it
                  * to be the industry's lowest-cost manufacturer
                  * to provide the highest levels of customer service in the industry
                  * to pursue world-class quality in every aspect of its
                    business.

         When the Company was acquired in December 1979 by a group of investors, including certain members of management and of the Board of Directors, it had $19.5 million in net sales and a limited product line of standard wheelchairs and patient aids. In 1994, Invacare had $411.1 million in net sales and currently is one of the only companies in the industry which manufactures and markets products in each of the following major home medical equipment categories: power and manual wheelchairs, patient aids, home care beds, home respiratory products, low air loss therapy products and seating and positioning products.

         The Company's executive offices are located at 899 Cleveland Street, Elyria, Ohio and its telephone number is (216) 329-6000. In this report, "Invacare" and the "Company" refer to Invacare Corporation and, unless the context otherwise indicates, its consolidated subsidiaries.

         (b) Financial Information About Industry Segments.

         The Company operates predominantly in the home medical equipment industry segment. For information relating to net sales, operating income, identifiable assets and other information for this industry segment, see the Consolidated Financial Statements of the Company.

         (c) Narrative Description of Business

THE HOME MEDICAL EQUIPMENT INDUSTRY

         DOMESTIC

         The home medical equipment market includes home health care products, physical rehabilitation products and other non-disposable products used for recovery and long-term care of patients. The Company believes that the sales of domestic home medical equipment products will continue to grow during the next decade as a result of several factors, including:

         Growth in population over age 65. The over 65 age group represents the vast majority of home health care patients and continues to grow. In 1993, the U.S. Census Bureau estimated that by the year 2000 approximately 35 million people, 13% of the population in the U.S., will be over age 65. The growth of this segment is expected to continue until the year 2010, when over 40 million people in this group will still represent nearly 13% of the population.

         Treatment trends. Many medical professionals and patients prefer home health care over institutional care because, in many cases, greater patient independence, increased patient responsibility and familiar surroundings are conducive to improved treatment outcomes. Healthcare professionals and public and private payors agree that home care is a cost effective, clinically appropriate alternative to facility-based care. Recent surveys show that approximately 70% of adults would rather recover from accident or illness in their home, while approximately 90% of the older population showed preference for home based long term care.

         Technological trends. Technological advances have made medical equipment increasingly adaptable for use in the home while hospital procedures often allow for earlier patient discharge. In addition, continuing medical advances prolong the life of adults and children, thus increasing the demand for home medical care equipment.

         Healthcare cost containment trends. In 1993, it was estimated that spending on health care in the U.S. surpassed $900 billion dollars, which represented almost 14.5% of GNP. The rising cost of health care has caused many payors of health care expenses to look for ways to contain costs. Home health care continues to gain acceptance due to the technological and treatment trends described above, as well as many health care payors altering their reimbursement patterns to encourage home health care whenever appropriate, as studies have shown that home health care is generally less costly than hospital or other institutional treatment.

         Society's acceptance of people with disabilities. People with disabilities have increasingly been accepted into the mainstream of society. This acceptance was further accelerated by the Americans with Disabilities Act which became law in 1991, with the legislative intent of providing mainstream opportunities to people with disabilities. The Americans with Disabilities Act imposes requirements on certain components of society to make "reasonable accommodations" to integrate people with disabilities into the community and the workplace.

         Distribution channels. The changing home health care market has opened up new ways of reaching the end user. The distribution network for products has expanded to include not only specialized home health care dealers and nursing homes but also retail drug stores, surgical supply houses, rental dealers, hospital and HMO-based stores, home health agencies, mass merchandisers and direct sales to the home.

         INTERNATIONAL

         The Company believes that, while many of the market factors influencing demand in the U.S. are also present in Europe -aging of the population, technological trends and society's acceptance of people with disabilities - each of the major national markets within Europe has distinctive characteristics. Variations in product specifications, regulatory approvals, distribution requirements and reimbursement policies require the Company to tailor its approach to each market. Moreover, as a result of those differences, competition generally varies from one market to another. The Company typically encounters one or two strong competitors in each country, but no single competitor is dominant outside the country in which its sales are concentrated. Management believes that as the European markets become more homogeneous and the Company continues to formalize its distribution channels, the Company can effectively penetrate these markets.

PRODUCTS
         DOMESTIC

         Invacare manufactures and markets products in each of the following major home medical equipment categories: power and manual wheelchairs, patient aids, home care beds, low air loss therapy products, home respiratory products and seating and positioning products.

         Wheelchairs and other mobility products. Invacare manufacturers and markets a complete line of standard and prescription wheelchairs for people with chronic and temporary disabilities, older persons and people who are convalescing. Both standard and prescription wheelchairs are designed to accommodate the capabilities of the individual.

         * Standard wheelchair lines - for use in the home or public places (e.g. hospitals, nursing homes, airports) by people who are chronically or temporarily disabled but do not require or qualify under medical reimbursement programs for customization in terms of size, basic performance characteristics, or frame modification. Examples of Invacare's standard wheelchair lines, which are generally marketed under the Invacare brand name, include its 4000 and Tracer(TM) lines.

         * Prescription wheelchair lines - custom built for long-term use by one individual based on specifications prescribed by a medical professional. Prescription chairs can be either manual or power. Invacare's prescription wheelchair model lines marketed under the Action(TM) brand include the Action Storm Series(TM), Arrow(TM), 2000, 9000, Ranger(TM), Jaguar(TM), Action(TM) Superlites, Top End by Action(TM), Rolls(TM) and Storm Series(TM). The Storm Series is a new line comprised of versatile power chairs with advanced microprocessor controls capable of accommodating a wide range of user capabilities.

         In addition, the Storm Series has incorporated a spring and shock suspension with a smaller footprint to allow for increased performance and maneuverability. Invacare manufactures a complete line of ultralight, performance manual chairs in a wide range of aesthetic designs intended for use by people with active lifestyles. The Action Power Tiger(TM) is a power wheelchair for children, with tilt-in-space features to improve posture, provide pressure relief, and enhance seating and positioning. The Company's Jaguar models include power pediatric wheelchairs. Top End by Action is a range of lightweight sports and recreation manual products for use in activities such as basketball, racing, skiing and tennis.

         Retail prices of Invacare's chairs generally range from approximately $350 for standard, manually operated chairs to approximately $8,220 for advanced, power-driven, prescription chairs. In addition, the Company markets wheelchair accessories, batteries and replacement parts.

         Scooters. Invacare also manufactures and markets three- and four-wheeled motorized scooters, including rear wheel drive models for outdoor use and a front-wheel drive model for indoor use.

         Patient aids. Invacare manufactures and distributes a full line of patient aids. Principal product categories include ambulatory aids such as crutches, canes, walkers and wheeled walkers; bath safety aids such as tub transfer benches, shower chairs and grab bars; and patient care products such as commodes, lift-out chairs, traction equipment, trapeze bars and foam products.

        Home care beds. Invacare manufactures and distributes a wide variety of manual, semi-electric and fully-electric hospital-type beds for home use under the Mobilite(TM) brand name. Home care bed accessories include bed side rails and mattresses.

         Home respiratory products. Invacare manufactures and distributes home respiratory products including oxygen concentrators, liquid oxygen systems, nebulizer compressors, aspirators, portable compressed oxygen systems and respiratory disposables. Invacare's home respiratory products are marketed predominately under the Mobilaire(TM) brand name .

         Seating and positioning products. Invacare manufactures and markets seat cushions, back positioners and a variety of attachments used for comfort, support, pressure relief and posture control. Seating products include the Tarsys brand of electronic and mechanical tilting and reclining devices for use on power wheelchairs.

         Low air loss therapy products. Invacare manufactures and markets a complete line of overlays and mattress replacement products, which use air flotation to redistribute weight and move moisture away from patients who spend a great deal of time in bed.

         Institutional products. Invacare manufactures and markets a broad line of products for use in nursing homes and other institutions, including overbed tables, multi-position recliners, geriatric seating, patient lifts and slings.

         Distributed products. Invacare distributes a line of personal medical care products manufactured by others, including incontinence products, sequential compression devices, bedding and support stockings.

         Accessory Products. Invacare also manufactures and markets many accessory products, including spare parts, wheelchair cushions, arm rests and wheels. In some cases, Invacare's accessory items are built to be interchangeable and can be used to replace parts on products manufactured by others.

         INTERNATIONAL

         The Company's international operations consist primarily of manufacturing, marketing and distribution operations in Western Europe, Canada, and export sales activities through local distributors elsewhere in the world. The Company had product sales in approximately 80 countries worldwide.

         In both Europe and Canada, the Company manufactures a broad range of homecare and rehabilitation equipment. Oxygen equipment and home care beds also are sold in these markets.

         Most wheelchair products sold in Europe are designed and manufactured locally as market requirements are generally different from those in the United States. A significant portion of wheelchair products sold in Canada is manufactured in the United States.

         Certain power wheelchair products sold in the United States are adaptations of products originally designed for Europe.

         The Company manufactures both manual and power wheelchair products at all three of its European facilities - Carters (J&A) Ltd. in the U.K., Poirier S.A. in France, and Invacare Deutschland GmbH in Germany. Patient aids are manufactured in the U.K. and France. Oxygen products are imported from Invacare in the U.S.

         In Canada, the Company sells from the full Invacare product line manufactured in the U.S. The Company also sells standard wheelchairs and seating and positioning products manufactured in Canada and certain patient aids manufactured in Europe.

         The Company has direct sales forces and distribution centers in the U.K., France, Germany, Spain and Canada, and sells through distributors elsewhere in Europe and around the world. In markets where the Company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to Government authorities. In most markets, Government health care and reimbursement policies play an important role in determining the types of equipment sold and price levels for such products.

WARRANTY

         In general, Invacare's products are sold with limited warranties of up to five years. Customers may also purchase extended warranties on certain products. Electrical components are warranted for one year with patient lift electronics carrying a two year warranty. Certain components of the Company's prescription wheelchairs carry a lifetime warranty.

COMPETITION

         The home medical equipment market is highly competitive, and Invacare's products face significant competition from other well-established manufacturers. The Company believes that its success in increasing market share is dependent on providing value to the customer based on the quality, performance and price of the Company's products, the range of products offered, the technical expertise of the sales force, the effectiveness of the Company's distribution system, the strength of the dealer and distributor network and the availability of prompt and reliable service for its products. In the past, various manufacturers have from time to time instituted severe price-cutting programs in an effort to gain market share. There can be no assurance that any of the home medical equipment manufacturers will not attempt to implement such aggressive pricing again.

         In each of the Company's major product lines, both domestically and internationally, there are a limited number of significant national competitors and a number of regional and local providers. In some countries or in certain product lines, the Company may face competition from other manufacturers that have larger market shares, greater resources or other competitive advantages. Invacare believes that it is the leading home medical equipment manufacturer based on its distribution channels, breadth of its product line and sales.

MARKETING AND DISTRIBUTION

         DOMESTIC

         Sales and Marketing. Invacare's products are marketed in the United States primarily to home health care and medical equipment dealers that in turn sell or rent these products directly to the end user or to health care institutions. Although the Company's primary customer is the dealer, the Company also markets its products to medical professionals, including physical, occupational and respiratory therapists, who refer their patients to dealers to purchase specific types of home medical equipment. In some cases, Invacare sells directly to government agencies such as the Department of Veterans Affairs or the Department of Defense. The Company continues programs to generate greater consumer awareness of Invacare and its products. The Company advertises in magazines targeted to people with disabilities, sponsors a variety of wheelchair activities for these consumers and supports charitable causes which benefit users of its products.

         Invacare's domestic sales and marketing organization consists of in-house salespersons and telemarketing employees. Each of the Company's domestic sales territory is coordinated by an area vice president. Product managers and respiratory specialists are assigned to each region to assist in the Company's sales and support of its respiratory product line. Each member of the sales force is specially trained to sell Invacare's entire range of products so that a dealer can order any Invacare product from one person. The salespersons also provide training and servicing information to the dealers, as well as brochures, point-of-sale display materials and similar advertising and merchandising aids. In addition, Invacare advertises in home health care journals and trade publications, and its representatives attend trade shows and similar conventions to display its products to dealers, medical professionals and others.

         Many of the dealers who purchase products from Invacare are affiliated with national firms or are part of large buying groups. Dealers that are part of such groups make individual purchasing decisions and are invoiced directly by the Company.

Larger dealers and national accounts are able to qualify for volume discounts under Invacare's Dealer Incentive Purchase Plan. No single customer accounted for more than 6% of the Company's 1994 net sales. The Company's top ten customers and buying groups accounted for approximately 27% of 1994 net sales. The loss of business of one or more of these customers or buying groups may have a significant impact on the Company.

         Customer Service. The Company views its customer service activities as strategically important in its efforts to achieve market leadership. The Company's customer service strategy is directed at meeting the need of medical equipment dealers and is specifically designed to focus on the dealer's inventory management, equipment financing, training and administrative needs.

         Invacare has made a significant investment in assisting dealers in minimizing inventory requirements. For stock items, dealers can either pick up orders at the nearest center or receive freight-free delivery (with minimum order levels), generally within 48 hours of the Company's receipt of an order for any standard product. This distribution system permits dealers to minimize their inventory levels. As an additional service, Invacare manufactures accessories, such as upholstery and arm rests for wheelchairs, that are interchangeable with products of other manufacturers, thereby allowing dealers to stock only one line of accessories.

         The Company also maintains a network of four regional technical centers where Invacare products can be repaired promptly by factory technicians. Invacare has a network of 22 independent dealers that can provide factory authorized service by training the service technicians of selected dealers. This service network, when combined with the Company's distribution centers, enables dealers to minimize spare parts inventory.

         To further assist dealers in reducing their cash requirements for inventory and rental equipment, the Company provides various financing options for certain types of its products. In a typical term financing arrangement, the Company sells the equipment on a financing contract to the dealer for periods ranging from 6 months to four years. The Company also introduced a revolving credit agreement to further aid dealer financing.

         The Company devotes significant time and resources to train dealers, rehabilitation therapists, and others in the sale, use, maintenance and repair of its products. Expenditures for training are expected to increase as the Company's product lines continue to expand and as certain products, such as power wheelchairs, become more complex.

         Invacare is continuing to develop programs to assist dealers in reducing administrative costs. One such effort is to provide customers with direct computer-to-computer links with the Company in order to provide on-line order entry and order tracking to further expedite delivery, thereby reducing the dealer's paperwork and inventory. During 1994, additional programming enhancements were made which resulted in an increase in the number of customers utilizing Electronic Data Interchange (EDI) and an increase in related EDI sales.

         INTERNATIONAL

         The Company has direct sales forces and distribution centers in wholly-owned subsidiaries in France, Germany, Spain, Sweden and the U.K. and sells through distributors in the other countries in western Europe. Sales are made either to government health agencies or to home health care dealers, who in turn sell to government agencies or directly to end users, depending on local market requirements.

         In Canada, products are sold by the direct sales force of the Company's wholly owned subsidiaries and are distributed through regional distribution centers in British Columbia, Ontario and Quebec and health care dealers.

         The Company also markets its products for export to other foreign countries.

PRODUCT LIABILITY COSTS

         Invacare and the home health care industry have experienced significant increases in product liability insurance costs. Invacare supports its dealers in defending product liability claims in an effort to hold down costs. The Company's captive insurance company, formed in 1986, insures the first $2 million per claim of the Company's product liability exposure. The Company also has additional layers of coverage insuring up to $38 million in annual aggregate losses arising from individual losses that exceed $2 million. There can be no assurance that Invacare's insurance will continue to be available at affordable rates or will be adequate.

PRODUCT DEVELOPMENT AND ENGINEERING

         Invacare is engaged in continuous efforts to improve, expand and broaden its existing product lines. During the past three years, new product introductions included: major improvements in the power wheelchair line in terms of electronics, functionality and aesthetics; new models of power wheelchairs; new electronic controllers for power wheelchairs; new models of both composite and aluminum frame ultralight wheelchairs; a comprehensive new line of innovative seating and positioning products; a complete line of home respiratory products, including nebulizers, compressors, flowmeters, aspirators, liquid oxygen, oxygen analyzer, and respiratory disposables; The microAir(TM) low air loss therapy mattress; Comfort + Plus(TM) Pressure Relief Foam products; and an improved line of ambulatory and safety products.

         In an effort to integrate sophisticated electronics into its product lines, the Company's engineers work closely with university researchers, rehabilitation centers and government agencies in the development of improved specialized equipment for people with disabilities. Improvements in power wheelchairs have included the Action Power's Easy Remote Programmer(TM) (ERP), which is a palm-sized, hand-held remote control keypad designed to adjust chair performance at the touch of a button. Requiring only limited dexterity to operate and with very light finger pressure, an individual can scroll through the menu of up to 11 pre-set control programs, make adjustments to more than two dozen aspects of chair performance, or read and respond to one of 30 self-diagnostic codes. The ERP is the industry's first of its kind remote control device for power wheelchairs and is available for every member of the Action Power family of products. Additional improvements include the introduction of the Action Mark IV Electronics, a power wheelchair controller which is more intelligent, smoother, and easier to operate, yet as much as 60% smaller than competitive controllers.

         The Company's patient aids line was substantially improved with the development of a new award winning walker that folds easily yet has a positive lock-in when in the unfolded position.

         In 1994, the European and Canadian operations introduced several new products and continued to update existing products as necessary. Key introductions and updates in 1994 included a new model of power wheelchair and controls, electronic seating systems, patient aids and lifting equipment, as well as new lines of manual wheelchairs. New product introductions continue to play an important role in sustaining the Company's growth.

EMPLOYEES

         As of December 31, 1994, the Company had approximately 3,300 employees.

MANUFACTURING AND SUPPLIERS

         The Company's objective is to maintain its commitment to be the lowest-cost manufacturer in its industry, as well as the highest-quality producer. The Company believes that it is achieving this objective not only through improved product design, but also by taking a number of steps to lower manufacturing costs.

         The Company has vertically integrated much of its manufacturing process by fabricating, coating, plating and assembling many of the components of each product. The Company designs and manufactures electronics for power wheelchairs, from insertion of components into printed circuit boards to final assembly and testing.

         Invacare has focused on "value engineering" which reduces manufacturing cost by eliminating product complexity and using common components. Value engineering has been applied to all product introductions in the last three years, including the latest generation of oxygen concentrators, electronic controls, wheelchairs, patient lifts, beds and bath safety products.

         Investments continue to be made in manufacturing automation. The Company has initiated programs to reduce manufacturing lead times, shorten production cycles, increase employee training, encourage employee involvement in decision-making and improve manufacturing quality. Employee involvement teams participate in engineering, production and processing strategies and employees have been given responsibility for their own quality assurance.

         The Company also has made substantial investments in its facilities in order to increase productivity, lower costs and improve quality. Over the past three years, Invacare has invested $41 million in capital improvements and acquisitions of facilities. During 1994, the Company made two acquisitions which have improved the Company's existing product lines as well as expanded European distribution capabilities. Also in December, 1994 the Company acquired Beram AB, a Swedish distributor. During 1993, the Company made three acquisitions which complimented and enhanced the Company's existing product lines. During 1992, the

Company purchased a manufacturing facility and its distribution center, both of which were previously leased and also acquired the Cofipar/Poirier Group, which is the largest manufacturer and distributor of wheelchairs and home medical equipment in France.

         The manufacturing operations for the Company's wheelchairs and replacement parts, patient aids and home care hospital beds consist of a variety of metal fabricating procedures, electronics production, coating, plating and assembly operations. Manufacturing operations for the Company's oxygen concentrators, nebulizer compressors, and electronic seating and positioning products consist of both finishing and assembly. The Company purchases raw materials, fabricated components and services from a variety of suppliers. Invacare does not have any continuing contracts with its suppliers, but considers its relationships with suppliers to be satisfactory and believes that adequate alternative sources of supply are available.

GOVERNMENT REGULATION

         The Company is directly affected by government regulation and reimbursement policies in virtually every country in which it operates. Government regulations and health care policy differ from country to country, and within the U.S. and Canada, from state to state or province to province. Changes in regulations and health care policy take place frequently and can impact the size, growth potential, and profitability of products sold in each market.

         In the U.S. the growth of health care costs has increased at rates in excess of the rate of inflation and as a percentage of GNP for more than four decades. A number of efforts to control the federal deficit have impacted reimbursement guidelines for government sponsored health care programs and often changes in federal programs are imitated by private insurance companies. Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain and thus affect the product mix, pricing and payment patterns of our dealers.

         The changes brought on by the mid-term congressional elections provide the Home Medical Equipment (HME) industry with many new challenges and opportunities. Unlike a few years ago, most members of the new Congress now believe that home health care is a clinically appropriate, cost effective alternative to traditional facility-based health care. In 1994, changes were made to the biggest domestic program affecting our industry, Medicare, where the number of carriers was consolidated from 34 to 4. Cuts in Medicare are projected at $250 to $400 billion over seven years. However, the new majority is serious about reducing health care costs and is interested in cost effective alternatives such as home care. The Company believes that the industry will soon be in a position to take advantage of the inevitable changes to come for publicly funded health care programs.

         The Safe Medical Devices Act of 1990 and Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetics Act of 1938 (the "Act") provide for regulation by the United States Food and Drug Administration (the "FDA") of the manufacture and sale of medical devices. Under the Act, all medical devices are classified as Class I, Class II or Class III devices. The Company's principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and recordkeeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices may have to comply with performance standards when established by the FDA. Manufacturers of all medical devices are subject to periodic inspections by the FDA. Class III devices must receive pre-market approval from the FDA before they can be commercially distributed in the United States. Furthermore, state, local and foreign governments have adopted regulations relating to the manufacture and marketing of health care products. The Company believes that it is presently in material compliance with all applicable regulations promulgated by FDA, for which the failure to comply would have a material adverse effect.

BACKLOG

         The Company generally manufactures most of its product to meet near term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the Company does not have substantial backlog of orders of any particular products nor does it believe that backlog is a significant factor for its business.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales.

         For information relating to net sales, operating income and identifiable assets of the Company's foreign and domestic operations, see Business Segments in the Notes to the Consolidated Financial Statements of the Company.

Item 2.  Properties.

         The Company owns or leases its warehouses, offices and manufacturing facilities and believes these facilities to be well-maintained, adequately insured and suitable for their present and intended uses. Information concerning certain of the leased facilities of the Company is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the Company and in the table below:

                                             Ownership Or
                                 Square       Expiration               Renewal
Location                           Feet      Date of Lease             Options          Use
- --------                         ------      -------------             -------          ---
Elyria, Ohio
   -Taylor Street                145,344    Own                          --             Manufacturing and offices

   -Cleveland Street             226,998    September 1999           one (5 yr.)        Manufacturing and offices

North Ridgeville, Ohio           139,200    Own                          --             Manufacturing, warehouses and offices

Sanford, Florida                 113,034    Own                          --             Manufacturing and offices

Sanford, Florida                   7,485    June 1995                one (1 yr.)        Warehouse

Pinellas Park, Florida            12,000    June 1995                four (1 yr.)       Wheelchair manufacturing and offices

Atlanta, Georgia                  45,866    May 1997                 none               Warehouse

Cerritos, California              47,366    May 1996                 none               Warehouse

Sacramento, California            26,900    October 1997             none               Wheelchair parts and accessories
                                                                                        manufacturing, warehouse and offices

Carol Stream, Illinois            38,400    July 1998                none               Warehouse and sales office

Edison, New Jersey                32,207    November 1996            one (3 yr.)        Warehouse and sales office

Carmel, New York                  13,900    July 1998                none               Manufacturing and offices

Grand Prairie, Texas              24,820    January 1999             none               Warehouse

McAllen, Texas                    12,000    March 1997               none               Warehouse

Reynosa, Mexico                   70,400    Own                          --             Wheelchair and patient aid
                                                                                        manufacturing and offices

Anthony, France                    7,126    April 2000               one (3 yr.)        Warehouse and offices

Fondettes, France                104,500    Own                          --             Manufacturing, warehouse and offices

Fondettes, France                 86,000    November 2007            none               Manufacturing

Pontoise, France                  12,109    May 2000                 two (3yr. & 6 yr.) Warehouse and sales office

Bad Oeynhausen, Germany           76,600    June 1998                one (3 yr.)        Manufacturing, warehouse and offices

Askersund, Sweden                 10,000    November 1998            one (1 yr.)        Warehouse

                                            Ownership Or
                                 Square       Expiration               Renewal
Location                           Feet      Date of Lease             Options          Use
- --------                         ------      -------------             -------          ---
Bridgend, Wales                  131,522    Own                          --             Wheelchair and patient aid
                                                                                        manufacturing and offices

Concord, Ontario                  22,000    October 1995             none               Manufacturing and offices

Kirkland, Quebec                  26,500    December 1996            one (2 yr.)        Warehouse

Mississauga, Ontario              81,004    January 2005             none               Warehouse and offices

Mississauga, Ontario              30,829    February 1995            none               Wheelchair manufacturing

Christchurch, New Zealand         48,178    April 1998               one (2 yr.)        Manufacturing and offices

Item 3.  Legal Proceedings.

         Invacare is a defendant in a number of product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All these actions have been referred to the Company's insurance carriers and are being vigorously contested. The primary carrier for the first $2 million of insurance coverage per claim is a subsidiary of the Company which was established in September 1986 to provide the first layer of product liability insurance for the Company. The Company has additional layers of coverage insuring up to $38 million in annual aggregate losses arising from individual losses that exceed $2 million. Management does not believe that the outcome of any of these actions will have a material adverse effect upon its business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Executive Officers of the Registrant.*

         The following table sets forth the names of the executive officers of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name                                        Age                        Position
- ----                                        ---                        --------
A. Malachi Mixon, III                       54                         Chairman of the Board of Directors, President and Chief
                                                                       Executive Officer

Gerald B. Blouch                            48                         Chief Operating Officer

Joseph B. Richey, II                        58                         President - Invacare Technologies & Invacare Senior Vice
                                                                       President - Total Quality Management

Thomas R. Miklich                           47                         Chief Financial Officer, Corporate Secretary and Treasurer

Benoit Juranville                           46                         President - Invacare Europe

Richard A. Sayers II                        43                         Vice President - Human Resources
                                                                       Vice President & General Manager - Aftermarket Parts

Louis F.J. Slangen                          47                         Senior Vice President - Sales & Marketing

M. Louis Tabickman                          50                         President - Invacare Canada, Vice President & General
                                                                       Manager, Power Business Unit

         A. Malachi Mixon, III has been President and Chief Executive Officer and a Director of the Company since December 1979 and Chairman of the Board since September 1983.

         Gerald B. Blouch was named Chief Operating Officer in December 1994. Previously, he was named President - Home Care Division in March, 1994 and has been Chairman - Invacare International since December 1993. Mr. Blouch was Senior Vice President - Homecare Division from September 1992 to March 1994. Mr. Blouch was Chief Financial Officer from May 1990 to May 1993 and Treasurer from March 1991 to May 1993. From 1985 through May 1990, Mr. Blouch was Chief Financial Officer and Executive Vice President for Inacomp Computer Centers Inc.

         Joseph B. Richey, II has been a Director since 1980 and in September 1992 was named President-Invacare Technologies and Senior Vice President - Total Quality Management. Previously, Mr. Richey was Senior Vice President of Product Development since July 1984, Senior Vice President and General Manager of North American Operations since September 1989.

         Thomas R. Miklich has been Chief Financial Officer and Treasurer since May 1993 and in September 1993 was named Secretary. Previously Mr. Miklich was Executive Vice President and Chief Financial Officer of Van Dorn Company from 1991 to 1993, and Chief Financial Officer of Sherwin-Williams Company from 1986 to 1991.

         Benoit Juranville has been President - Invacare Europe since December 1993. Previously, Mr. Juranville was President of Poirier S.A. which was purchased by Invacare in 1992. He was added to the company's Executive Committee in December of 1994. From 1983 through 1992, Mr. Juranville was Chairman of the Board and Managing Director of Poirier, S.A.

         Richard A. Sayers II has been Vice President - Human Resources since July 1991 and Vice President and General Manager - Aftermarkets Parts Division since September 1992. From 1989 to July 1991, Mr. Sayers was Vice President of Human Resources for the Steering Systems group of TRW Inc., a manufacturer of automotive electronics and aerospace products and services.

         Louis F. J. Slangen was named Senior Vice President - Sales & Marketing in December 1994. Mr. Slangen was previously President - Rehab Division from March 1994 to December 1994 and Vice President - Sales and Marketing since September 1989. From September, 1992 to March, 1994, Mr. Slangen was also Vice President and General Manager - Rehab Division.

         M. Louis Tabickman was named Vice President & General Manager - Power Business Unit in December 1994. Mr. Tabickman has been an officer since July 1985 and was named President - Invacare Canada in March, 1994. Previously, Mr. Tabickman was Vice President and General Manager - Invacare Canada from September 1992 to March 1994. Mr. Tabickman was Vice President and General

Manager of Service and Distribution from July 1985 until September 1992.
- ----------------
         * The description of executive officers is included pursuant to Instruction 3 to section (b) of Item 401 of Regulation S-K.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Invacare's Common Shares, without par value, are traded over-the-counter in the NASDAQ National Market System under the symbol IVCR. Ownership of the Company's Class B Common Shares cannot be transferred, except, in general, to family members. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The approximate number of record holders of the Company's Common Shares and Class B Common Shares at February 21, 1995 was 1,416 and 96, respectively. The closing sale price for the Common Shares on February 21, 1995 as reported by NASDAQ, was $33.50. The prices set forth below do not include retail markups, markdowns or commissions.

         The range of high and low quarterly prices of the Common Shares in each of the two most recent fiscal years are as follows:

                                         1994                      1993
                                   -----------------         -----------------
                                   High          Low         High          Low
                                   ----          ---         ----          ---
          December 31            $36.25       $27.25        $27.50      $22.25
          September 30            31.75        26.75         26.25       22.00
          June 30                 29.00        25.25         25.75       21.25
          March 31                29.50        25.75         27.75       23.00

        During 1994, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share. For the year, $.0375 dividends were declared. For information regarding limitations on the payment of dividends in the Company's loan and note agreements, see Long Term Obligations in the Notes to the Consolidated Financial Statements of the Company. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.

Item 6.  Selected Financial Data.

                                                     1994              1993             1992              1991             1990
                                                              (In thousands except per share data)
      Net Sales                                  $411,123          $365,457         $305,171          $263,181         $229,797
      Net Earnings                                 26,377            22,110           17,739            14,128            7,610
      Total Assets                                337,465           286,367          262,412           162,349          138,338
      Long-Term Obligations                       102,747            90,351           78,648            31,795           51,506
      Earnings per Share *                           1.78              1.50             1.25              1.06              .65
      Dividends per Common Share                    .0375                 -                -                 -                -

* As adjusted for the 2-for-1 split effected in the form of a 100% share dividend in September 1991.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
1994 vs. 1993

         Net Sales. Net sales for 1994 increased 12.5% over 1993 principally based on increased unit volumes of the Company's major product lines, particularly respiratory products, beds and superlite wheelchairs. 1994 sales also reflect a full year of sales for the power wheelchair control system business unit which was acquired in June, 1993. Domestic increases of 14.9% for the year resulted primarily from increased unit volumes, including expanded product offerings, as the pricing environment for most product lines remains extremely competitive making it difficult to increase prices. Domestic net sales include the products which are manufactured at the Company's facility in Mexico, substantially all of which are sold to customers in the United States. International sales for 1994 increased by 6.2% over 1993 principally as a result of increased unit volumes and expanded product offerings. International sales are generally transacted in the foreign currencies of the countries in which they occur. The Company's 1994 international sales, as reported in dollars, were reduced by 1.6% due to the relative strength of the dollar as compared to those currencies.

Domestic

         Rehab Products - Sales of Rehab products, which represent the Company's prescription wheelchairs, seating and positioning products and superlite and sports wheelchairs, increased 9.4% over 1993 levels. The successful introduction during 1994 of the Storm series of power wheelchairs greatly contributed to increased Rehab sales and helped to mitigate the effects of lower sales in the manual wheelchair unit as a result of an aggressive competitive pricing environment and to a lesser extent, tightening Medicare reimbursement guidelines. Sales volume for the superlite product line remained strong in 1994 as a result of the 1993 introduction of the Action Patriot which is a prescription manual wheelchair configured for both domestic and foreign applications and the 1994 introduction of the Action Power Tiger, a pediatric power wheelchair with tilt-in-space features.

         Home Care Products - Home care sales increased 19.4% over 1993 levels due to significant increases in the respiratory and bed product lines. Volume increases for the respiratory lines were a result of the continuing success of new products, such as the SensO2TM oxygen concentrator, and expanded product offerings including the introduction of liquid oxygen systems. Respiratory product sales increased 53.3% for the year. Bed unit volume showed favorable trends during the year, with a shift in product mix to semi-electric beds from manual beds, while improvements were also realized as a result of the Company's first full year in the low air loss market.

International

         Canadian Division - Sales in U.S. dollars in Canada were down approximately 4.8% mainly due to continuing strict government reimbursement policies as a result of cost cutting measures necessitated by the ongoing sluggish economy. The weak Canadian dollar reduced reported sales by 5.8%.

         European Division - European sales increased approximately 8.6% over 1993, as a result of increased market focus, new and expanded product offerings and the improving economy. The success of the Action 2000LT manual wheelchair, the European version of the Action Patriot, and increased volume in patient aids marketed under the OPALE name contributed significantly to the sales increase. Significant competition, especially in power wheelchairs, played an important role in limiting price increases. European currencies, when compared to the dollar, negatively impacted European sales by less than 1%.

         Gross Profit. Gross profit as a percentage of net sales was 32.4% in 1994 and 1993. The principal factor contributing to maintaining gross profit was inflationary cost increases offset by increased manufacturing efficiencies resulting from productivity improvements and capital expenditures to modernize equipment and processes. Increasing volumes and the effect of style and design changes made to major product groups contributed to margin to a lesser extent. Pricing was not a factor as market conditions continue to be extremely competitive.

         Domestically, gross profit declined slightly in 1994 to 31.7% compared to 32.5% in 1993. Improved inventory management and increased manufacturing efficiency and productivity were offset by a shift in product mix and the continued competitive pricing environment for most of our product categories.

         The gross profit in Europe improved from 29.3% in 1993 to 30.3% in 1994. A focus on manufacturing process improvements coupled with the production of the Action 2000LT in our European operations contributed to the increase. The Canadian gross profit declined as a result of declining sales and the weak Canadian dollar, however the consolidation of Canadian operations during the later part of 1994 is expected to have a positive impact on gross margin in the future

         Selling , General and Administrative. Selling, general and administrative expense as a percentage of net sales was 21.7% for 1994 compared to 22.3% for 1993 as a result of a continuous focus on productivity and cost containment. The 9.4% dollar increase was a result of spending required to support increased sales volume and expanded operations, which relates principally to increased wages, benefits and administrative costs associated with a larger workforce.

         Domestically, selling, general and administrative costs decreased as a percent of sales from 22.0% in 1993 to 21.0% in 1994 due to cost containment efforts. Actual spending increased, in part due to a full year effect of prior year acquisitions which occurred mid year during 1993, and additional costs incurred to complete the realignment of several operating units during 1994.

         Canada's selling, general and administrative expense both in dollars and as a percentage of sales declined as a result of ongoing cost containment efforts and, to a smaller extent, due to the effects of foreign currency. European selling, general and administrative expense increased slightly as a percentage of sales mainly as a result of increased sales activity.

         Interest. Interest income in 1994 increased 21.3% over 1993 primarily as a result of increased financing income from the Company's financing subsidiary as a result of greater installment loan volumes. Interest expense decreased from 1993 as a result of lower borrowing costs offset somewhat by increased borrowing levels. The increased borrowings was a result of the above mentioned financing activity and the funding of acquisitions during 1994.

         Income Taxes. The Company had an effective tax rate of 37.0% in 1994 compared to an effective rate of 34.0% in 1993 primarily because of the aggregate impact of adoption of the liability method in 1993. See Income Taxes in the Notes to Consolidated Financial Statements.

         Research and Development. Research and development expenditures increased 11.9% to $7.7 million in 1994 compared to $6.8 million in 1993. The funding levels are a result of the Company's commitment to support aggressive product development efforts in order to stay abreast of market requirements and to deliver quality products to our customers. This continuing research and development focus will enable the Company to maintain its product leadership position thereby enhancing timely product launches while realizing greater operating efficiencies.

1993 Vs. 1992

         Net Sales. Net sales for 1993 increased by 19.8% over 1992 principally based on increased unit volumes of the Company's major product lines, particularly respiratory products, prescription manual and standard wheelchairs. Domestic increases of 18.3% for the year resulted primarily from increased unit volumes, including expanded product offerings. The pricing impact on increased sales was minimal during 1993 as a result of increasing competition in most of the Company's product lines. Domestic net sales include the products which are manufactured at the Company's facility in Mexico, substantially all of which are sold to customers in the United States. International sales for 1993 increased by 23.7% over 1992 principally as a result of increased unit volumes and expanded product offerings coupled with the increase due to acquisitions and, to a lesser extent, due to higher average selling prices. International sales are generally transacted in the foreign currencies of the countries in which they occur. The company's international sales, as reported in dollars, were reduced by 10.1% due to the relative strength of the dollar as compared to those currencies.

Domestic

         Rehab Division - Sales of Rehab products, which represent the Company's prescription wheelchairs, seating and positioning products and superlite and sports wheelchairs, increased 24% over 1992 levels. Rehab unit volumes were higher than 1992 levels for most base models, with acquisitions representing 26% of the division's increase. Sales volume for major product lines remained strong in 1993 and was enhanced by the introduction of the Action Patriot which is a prescription manual superlite wheelchair configured for both domestic and foreign applications.

         Home Care Division - Home Care sales increased 13% over 1992 levels due to significant increases in the respiratory line. Volume increases of 43% for concentrators and 125% for Associated Respiratory Products along with the introduction of new products, such as the Sens02, liquid oxygen, and side stream nebulizer, contributed an increase of 27% to domestic net sales. The introduction of the Tracer series and the increased volumes for standard wheelchairs constituted 10% of the domestic net sales improvement. The acquisition of Geomarine Systems, Inc. (low air loss therapy systems), also contributed to the division's net sales growth. Improved pricing impacted the growth in net sales to a lesser degree.

International

         Canadian Division - Sales in U.S. dollars in Canada was down approximately 5% mainly due to stricter government reimbursement policies as a result of sweeping cost cutting policies and a recessionary economy. The weak Canadian dollar reduced reported sales by 6% versus the U.S. dollar.

         European Division - European sales increased approximately 44% over 1992, primarily as a result of the acquisition of Poirier at the end of 1992 and, to a lesser extent, the introduction of several new products. Tighter reimbursement policies in Europe and a continuing weak European economy, especially in Germany, caused overall demand to decline for many product lines, mostly in manual wheelchairs, dampening anticipated sales growth. Significant competition, especially in power wheelchairs, played an important role in preventing price increases. In addition, weakening European currencies when compared to the dollar negatively impacted European sales by 12%.

         Gross Profit. Gross profit as a percentage of net sales was 32.4% in 1993 compared to 33.1% in 1992. The principal factors leading to the change in 1993 were higher average selling prices which were offset by increased manufacturing costs, in part, resulting from style and functionality design changes made to major product groups and a shift in product mix.

         Domestically, gross profit declined slightly to 32.5% in 1993 from 32.9% in 1992. A slight increase was realized from higher average selling prices, mainly in standard wheelchair, prescription manual wheelchair and bed product lines, but was offset by higher fixed spending and the effect of product mix. Fixed spending levels increased mainly due to the combining of certain product line operations into a single facility during 1993. This resulted in duplicate costs during the transition of moving these product lines to the new facilities.

         The gross profit in Europe remained relatively constant while Canadian gross profit rose from 26.8% of net sales in 1992 to 31.4% of net sales in 1993. This was due, in part, to reduced purchased material costs.

         Selling, General and Administrative. Selling, general and administrative expense as a percentage of net sales was 22.3% for 1993 compared to 24.1% for 1992. The 11.0% dollar increase was a result of expanded operations and increased wages, benefits and administrative costs associated with a larger workforce and greater net sales.

         Domestically, selling, general and administrative costs decreased as a percent of net sales (22.0% in 1993 compared to 23.9% in 1992). Actual spending increased 9.1%, attributable, in part, to acquisitions. Also, additional sales and marketing expenses were incurred to support new product introductions and to provide continued focus on innovative consumer marketing programs.

         Selling, general and administrative expense in Canada decreased both in dollars and as a percentage of net sales in 1993 versus 1992 due to stricter cost containment policies and, to a smaller extent, from the effect of foreign currency exchange. European selling, general and administrative expense improved from 23.9% of sales in 1992 to 22.9% in 1993. However, improvements were dampened by additional goodwill amortization of $1.2 million as a result of the Poirier acquisition.

         Interest. Interest income in 1993 increased 14.2% over 1992 as a result of increased financing income from the Company's financing subsidiary, primarily from greater installment loan volumes. Interest expense increased from 1992, principally due to higher outstanding borrowings, mainly as a result of the purchase of Poirier. Additional interest expense of $3.5 million affected European earnings before income tax, which declined from 2.9% of net sales in 1992 to .9% of net sales in 1993.

         Income Taxes. The Company had an effective tax rate of 34.0% in 1993 compared to an effective rate of 35.6% in 1992 primarily because the increase of 1% in the federal statutory rate was reduced by increased tax credits and the aggregate impact of the liability method. See Income Taxes in the Notes to Consolidated Financial Statements.

         The Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" effective January 1, 1993. Under the new rules, deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes.

         Research and Development. Research and development expenditures increased 30.3% to $6.8 million in 1993 compared to $5.3 million in 1992. The higher funding level is a result of the formalization of the research and development function in order to maintain the Company's philosophy in delivering quality products to our customers and will result in timely product launches and greater efficiencies.

Inflation

         Although the Company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The Company attempts to minimize or offset the effects through increased sales volume, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures. In 1994 and 1993, the Company was able to offset most of the impact of price increases from suppliers by productivity improvements and other cost reduction activities.

Liquidity and Capital Resources

         The Company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long Term Obligations in the Notes to Consolidated Financial Statements) and working capital management. The Company maintains various bank lines to finance its world-wide operations. In December of 1994, the Company completed a new $200 million multi-currency long-term financing agreement which expires in December, 1999. The agreement replaced a $40 million revolving credit agreement, a 160 million French franc revolving credit agreement, and the multi-currency revolving credit agreements of 2.5 million pounds sterling, 9 million deutschmarks, 20 million French francs and 18 million New Zealand dollars. Additionally, the Company maintains various other lines of credit including a $10 million demand line, a 10 million Canadian dollar demand line, 12 million of deutschmark lines, 25 million of French franc demand lines and 60 million peseta demand lines. The facilities have been and will continue to be used to fund the Company's domestic and foreign working capital, capital expenditures and acquisition requirements. As of December 31, 1994, the Company has approximately $170 million available under its lines of credit.

         The Company's borrowing arrangements contain covenants with respect to net worth, dividend payments, working capital, funded debt to capitalization, interest coverage and leverage, as defined in the Company's bank agreements and agreements with its note holders. The company is in compliance with all covenant requirements.

Capital Expenditures

         Although there are no material capital expenditure commitments outstanding as of December, 31, 1994, the Company expects to invest in capital projects at a rate equal to depreciation and amortization of capital. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing capabilities will be sufficient to meet its operating cash requirements and fund required capital expenditures in the foreseeable future.

Cash Flows

         Cash flows provided by operating activities were $31.5 million in 1994 compared to $30.6 million in 1993. The improved 1994 operating cash flow was provided principally by increased profitability and the increase in account payables. The increase was offset by higher accounts receivable and inventory required to support the increased sales volume. These factors resulted in the slight increase in operating cash flows in 1994 when compared to 1993.

         Cash flows required for investing activities decreased by 15.0% in 1994 when compared to 1993 mainly as a result of lower spending for property, plant and equipment and acquisitions. The Company also purchased a manufacturing facility which included the assumption of $1.4 million of indebtedness, that is not reflected in cash flow activity. This decrease was partially offset by increased activity in customers financing of sales by the Company's financing unit as a result of increased bookings, which in part is due to increased sales activity.

         Cash provided by financing activities decreased to $4.2 million in 1994 compared to $16.2 million in 1993. This decrease resulted primarily from the Company's having completed a $25 million private placement of senior notes in February, 1993, the proceeds of which were used to pay down the revolving credit facility and demand lines. The decrease was also a result of the decrease of our foreign outstanding borrowings as a result of improved operations.

Dividend Policy

         On May 23, 1994 the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share, representing the first dividend to be paid in Invacare's history and amounts to $.05 per common share on an annual basis. For the year, $.0375 dividends were declared.

Item 8.  Financial Statements and Supplementary Data.

         Reference is made to the Report of Independent Auditors, Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Notes to Consolidated Financial Statements and Financial Statement Schedules which appear on pages FS-1 to FS-17 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by Item 10 as to the Executive Officers of the Company is included in
Part I of this Report on Form 10-K.

Item 11.  Executive Compensation.

         The information required by Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

Item. 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.

         The information required by Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Financial Statements

         The following financial statements of the Company are included in Part II, Item 8:

(a)      1.  Financial Statements.

         Consolidated Statement of Earnings - years ended December 31, 1994, 1993 and 1992

         Consolidated Balance Sheet - December 31, 1994 and 1993

         Consolidated Statement of Cash Flows - years ended December 31, 1994, 1993 and 1992

         Consolidated Statement of Shareholders Equity - years ended December 31, 1994, 1993 and 1992

         Notes to Consolidated Financial Statements

(a)      2.  Financial Statement Schedules.

         The following financial statement schedules of the Company are included in Part II, Item 8:

                  Schedules

                  Schedule II - Valuation and Qualifying Accounts

         All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)      3.  Exhibits.

                  See Exhibit Index at page number I-18 of this Report on Form 10-K.

(b)          Reports on Form 8-K.

                  None

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 1995.

                              INVACARE CORPORATION

                              By  /S/ A. Malachi Mixon, III
                                ------------------------------------------------
                                  A. Malachi Mixon, III Chairman of the Board of Directors, President and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 1995.

         Signature                                            Title
         ---------                                            -----
/S/ A. Malachi Mixon, III                            Chairman of the Board of Directors, President and
- --------------------------------                     Chief Executive Officer (Principal Executive Officer)
           A. Malachi Mixon, III

/S/ Thomas R. Miklich                                Chief Financial Officer, Secretary and Treasurer (Principal Financial and
- --------------------------------                     Accounting Officer)
          Thomas R. Miklich

/S/ Francis J. Callahan, Jr.                         Director
- --------------------------------
          Francis J. Callahan, Jr.

/S/ Frank B. Carr                                    Director
- --------------------------------
          Frank B. Carr

/S/ Michael F. Delaney                               Director
- --------------------------------
         Michael F. Delaney

/S/ Whitney Evans                                    Director
- --------------------------------
         Whitney Evans

/S/ Dan T. Moore, III                                Director
- --------------------------------
         Dan T. Moore, III

/S/ E. Patrick Nalley                                Director
- --------------------------------
         E. Patrick Nalley

/S/ Joseph B. Richey, II                             Director
- --------------------------------
         Joseph B. Richey, II

/S/ William M. Weber                                 Director
- --------------------------------
        William M. Weber

                              INVACARE CORPORATION

                Report on Form 10-K for the fiscal year ended December 31, 1994.


                                  Exhibit Index
                                  -------------
Official Exhibit No.                Description                                                              Sequential Page No.
- --------------------                -----------                                                              -------------------
3(a)              -        Amended and Restated Articles of Incorporation, as amended                                (A)
                           through May 29, 1987

3(b)              -        Code of Regulations, as amended on April 7, 1984                                          (B)

4(a)              -        Specimen Share Certificate for Common Shares, as revised                                  (I)

4(b)              -        Specimen Share Certificate for Class B Common Shares                                      (I)

4(c)              -        Rights agreement between Invacare Corporation and Rights Agent                            (H)
                           dated as of April 2, 1991

10(a)             -        Stock Option Plan, adopted in February 1984                                               (B)

10(b)             -        Amendment to Stock Option Plan, adopted in May 1987                                       (C)

10(c)             -        Amendment to Stock Option Plan, adopted in May 1988                                       (D)

10(d)             -        Amendment to Stock Option Plan, adopted in May 1991                                       (J)

10(f)             -        Lease Agreement dated December 28 1983, for the Sanford, Florida property                 (C)

10(h)             -        Assignment of Patent Application and License of Know-how dated                            (E)
                           January 14, 1981, and an amendment thereto dated October 12, 1981, with respect to certain royalty payments to be made to the former owners of the
                           Company's home care bed subsidiary

10(l)             -        Interest Rate Swap Agreement dated as of July 6, 1989                                     (F)

10(m)             -        Amendment to lease agreement dated May 1, 1989, for the Sanford, Florida property         (F)

10(p)             -        Form of Indemnity Agreement entered into by and between the Company                       (I)
                           and certain of its Directors and officers and Schedule of all such
                           Agreements with current Directors and officers

10(r)             -        Master Note, between Invacare Corporation and Sanwa Bank, Limited                         (K)

10(s)             -        Employees' Stock Bonus Trust and Plan as amended and restated effective                   (G) *
                           January 1, 1988 and as amended on April 13, 1988, April 3, 1990, and May 24, 1991.

10(t)             -        Profit Sharing and Savings Trust and Plan effective as of January 1, 1991                 (G) *
                           and as amended on November 28, 1988, September 12, 1990, October 9, 1990,
                           and May 24, 1991.

10(u)             -        Agreement between Invacare Corporation and Weber, Wood, Medinger, Inc.                    (K)

10(v)             -        Real Property Purchase Agreement by and between Invacare Corporation and                  (O)
                           Taylor Street limited partnership.

10(z)             -        Note Agreement dated February 1, 1993 among Invacare Corporation and five                 (Q)
                           purchasers of an aggregate of $25,000,000, 7.45% Senior Notes due February 1, 2003.

10(aa)            -        Amendments to Stock Option Plan adopted in May 1992.                                      (N) *

10(ab)            -        1992 Non-Employee Directors Stock Option Plan adopted in May 1992.                        (L)

10(ac)            -        Deferred Compensation Plan for Non-Employee Directors, adopted in May 1992.               (M)

10(ad)            -        Shares Purchase and Contribution Agreement dated July 27, 1992.                           (P)

10(af)            -        Invacare Corporation 1994 Performance Plan approved January 28, 1994.                     (R) *

10(ag)            -        Real Property Purchase Agreement between Mobilite Building Corporation (a newly           (S)
                           formed subsidiary of Invacare Corporation as of February 15, 1994) and I-M Associates,
                           LTD. dated February 28, 1994.

10(an)                     Loan Agreement dated as of December 20, 1994 among
                           Invacare Corporation and certain subsidiaries and NBD
                           Bank, N.A., as agent.

21                -        Subsidiaries of the Company

23                -        Consent of Independent Accountants

27                -        Financial Data Schedule

99(a)             -        Executive Liability and Defense Coverage Insurance Policy                                 (I)

99(b)                      Press Release of Invacare Corporation dated March 15, 1995 "Invacare Obtains
                           Contract to Provide Oxygen Concentrators to Homedco".

 *       Management contract or compensatory plan or arrangement

(A) Reference is made to Exhibit A of the Company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 28, 1987, which exhibit is incorporated herein by reference.

(B) Reference is made to the appropriate exhibit of the Company's Report on Form 10-K for the fiscal year ended December 31, 1984, which exhibit is incorporated herein by reference.

(C) Reference is made to the appropriate exhibit of the Company's report on Form 10-K for the fiscal year ended December 31, 1987, which exhibit is incorporated herein by reference.

(D) Reference is made to Exhibit A of the Company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 25, 1988, which exhibit is incorporated herein by reference.

(E) Reference is made to the appropriate exhibit of the Company's Form 8 Amendment No. 1 (filed on September 23, 1987) to its Registration Statement on Form 8-A (Reg. No. 0-12938, effective as of October 21,
         1986), which exhibit is incorporated herein by reference.

(F) Reference is made to the appropriate exhibit of the Company's report on Form 10-K for the fiscal year ended December 31, 1989, which exhibit is incorporated herein by reference.

(G) Reference is made to the appropriate exhibit of the Company's report on Form 10-K for the fiscal year ended December 31, 1990, as amended, which is incorporated herein by reference.

(H) Reference is made to the appropriate exhibit of the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 5, 1991, which exhibit is incorporated by reference.

(I) Reference is made to the appropriate exhibit of the Company's Registration Statement on Form S-3 (Reg. No. 33-40168), effective as of April 26, 1991, which exhibit is incorporated herein by reference.


(J) Reference is made to Exhibit A of the Company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 24, 1991, which exhibit is incorporated herein by reference.

(K) Reference is made to the appropriate exhibit of the Company's report on Form 10-K for the fiscal year ended December 31, 1991, as amended, which is incorporated herein by reference.

(L) Reference is made to Exhibit A of the Company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which exhibit is incorporated by reference.

(M) Reference is made to Exhibit B of the Company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which exhibit is incorporated by reference.

(N) Reference is made to Exhibit C of the Company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which exhibit is incorporated by reference.

(O) Reference is made to the appropriate exhibit of the Company's report on Form 10-Q for the quarter ended June 30, 1992, which is incorporated herein by reference.

(P) Reference is made to Exhibit 2 of the Company's report on Form 8-K, dated October 29, 1992, which is incorporated herein by reference.

(Q) Reference is made to the appropriate exhibit of the Company's report on Form 10-K for the fiscal year ended December 31, 1992, which exhibit is incorporated herein by reference.

(R) Reference is made to Exhibit A of the Company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 23, 1994, which Exhibit is incorporated by reference.

(S) Reference is made to the appropriate Exhibit of the Company's report on Form 10-K for the fiscal year ended December 31, 1993, which Exhibit is incorporated herein by reference.

                         REPORT OF INDEPENDENT AUDITORS

SHAREHOLDERS AND BOARD OF DIRECTORS
INVACARE CORPORATION

We have audited the accompanying consolidated balance sheet of Invacare Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, cash flows, and shareholders equity for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Cleveland, Ohio
February 20, 1995

CONSOLIDATED STATEMENT OF EARNINGS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                         Years Ended December 31,
                                                                   1994             1993              1992
                                                               -------------------------------------------
                                                                  (In thousands, except per share data)
           Net sales                                           $411,123         $365,457          $305,171
           Cost of products sold                                278,041          246,953           204,092
                                                               --------         --------          --------
                    GROSS PROFIT                                133,082          118,504           101,079

           Selling, general and administrative expense           89,346           81,634            73,512
                                                               --------         --------          --------
                    INCOME FROM OPERATIONS                       43,736           36,870            27,567

           Interest income                                        6,373            5,255             4,601
           Interest expense                                      (8,232)          (8,615)           (4,610)
                                                               --------         --------          --------

                    EARNINGS BEFORE INCOME TAXES                 41,877           33,510            27,558

           Income taxes                                          15,500           11,400             9,819
                                                               --------         --------          --------

                    NET EARNINGS                               $ 26,377         $ 22,110          $ 17,739
                                                               ========         ========          ========

                    NET EARNINGS PER SHARE                     $   1.78         $   1.50          $   1.25
                                                               ========         ========          ========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                     December 31,
                                                                               1994                1993
                                                                              -------------------------
                                                                                    (In thousands)
ASSETS

CURRENT ASSETS
           Cash and cash equivalents                                       $  7,359            $  9,392
           Marketable securities                                              3,044               4,155
           Trade receivables, net                                            76,280              63,286
           Installment receivables, net                                      33,723              26,173
           Inventories                                                       49,982              44,011
           Deferred income taxes                                              3,444               3,590
           Other current assets                                               5,959               5,584
                                                                           --------            --------
             TOTAL CURRENT ASSETS                                           179,791             156,191

OTHER ASSETS                                                                 28,840              17,341
PROPERTY AND EQUIPMENT, net                                                  55,919              52,480
GOODWILL, net                                                                72,915              60,355
                                                                           --------            --------
             TOTAL ASSETS                                                  $337,465            $286,367
                                                                           ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
           Accounts payable                                                $ 29,882            $ 23,267
           Accrued expenses                                                  37,015              32,623
           Accrued income taxes                                               3,225               4,508
           Current maturities of long-term obligations                          326                 515
                                                                           --------            --------
             TOTAL CURRENT LIABILITIES                                       70,448              60,913

LONG-TERM OBLIGATIONS                                                       102,747              90,351

DEFERRED INCOME TAXES                                                           263                 141

SHAREHOLDERS' EQUITY
           Preferred shares (Authorized 300 shares; none outstanding)
           Common shares (Authorized 50,000 shares; 11,145 and
              10,383 issued in 1994 and 1993, respectively)                   5,573               5,192
           Class B Common shares (Authorized 12,000 shares;
              3,534 and 4,168, issued and outstanding in
              1994 and 1993, respectively)                                    1,767               2,084
           Additional paid-in capital                                        63,671              61,709
           Retained earnings                                                 99,086              73,242
           Adjustments to shareholders' equity                               (2,196)             (3,570)
           Treasury shares (151 and 144 shares in
                1994 and 1993, respectively)                                 (3,894)             (3,695)
                                                                           --------            --------
             TOTAL SHAREHOLDERS' EQUITY                                     164,007             134,962
                                                                           --------            --------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $337,465            $286,367
                                                                           ========            ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                                  Years Ended December 31
                                                                                          1994              1993             1992
                                                                                          ---------------------------------------
                                                                                                      (In thousands)
OPERATING ACTIVITIES
         Net earnings                                                                 $ 26,377          $ 22,110         $ 17,739
         Adjustments to reconcile net earnings to net cash provided by operating activities:
              Depreciation and amortization                                             12,686            12,280           10,008
              Provision for losses on trade and installment receivables                  1,461               386           (1,065)
              Provision for deferred income taxes                                           19              (775)             417
              Contribution of stock to employee benefit plans                                0               451              768
         Changes in operating assets and liabilities:
              (Increase)/decrease in trade receivables                                 (10,248)            3,879           (7,811)
              (Increase)/decrease in inventories                                        (3,219)            4,204           (1,148)
              (Increase)/decrease in other current assets                                   (7)           (1,673)           1,744
              Increase/(decrease) in accounts payable                                    4,126            (9,046)           7,793
              Increase/(decrease) in accrued expenses                                      319            (1,257)           3,399
                                                                                      --------          --------         --------
                  NET CASH PROVIDED
                  BY OPERATING ACTIVITIES                                               31,514            30,559           31,844

INVESTING ACTIVITIES
         Purchases of property and equipment, net                                      (10,881)          (11,978)         (14,796)
         Proceeds from sale of property and equipment                                       60                17              327
         Installment contracts written                                                 (49,492)          (42,344)         (33,024)
         Payments received on installment contracts                                     33,012            29,908           27,744
         Marketable securities purchased                                                  (350)           (2,102)          (3,065)
         Marketable securities sold                                                      1,440               480            2,255
         Business acquisitions net of cash acquired                                     (8,605)          (11,693)         (39,281)
         Increase in other investments                                                  (4,143)           (4,849)          (2,621)
         Other                                                                             832            (2,280)            (829)
                                                                                      --------          --------         ---------
                  NET CASH (REQUIRED)
                  BY INVESTING ACTIVITIES                                              (38,127)          (44,841)         (63,290)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and
           long-term borrowings                                                         26,128            92,345           99,250
         Principal payments on revolving lines of credit,
           long-term debt and capital lease obligations                                (23,442)          (76,469)         (60,853)
         Proceeds from exercise of stock options                                         1,830               300            1,536
         Payment of dividends                                                             (355)                0                0
         Purchase of treasury shares                                                         0                 0             (569)
                                                                                      ---------         ---------        ---------

                  NET CASH PROVIDED
                  BY FINANCING ACTIVITIES                                                4,161            16,176           39,364

         Effect of exchange rate changes on cash                                           419              (683)          (1,209)
                                                                                      --------          --------         ---------

         Increase/(decrease) in cash and cash equivalents                               (2,033)            1,211            6,709

         Cash and cash equivalents at beginning of year                                  9,392             8,181            1,472
                                                                                      --------          --------         --------

         Cash and cash equivalents at end of year                                     $  7,359          $  9,392         $  8,181
                                                                                      ========          ========         ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

INVACARE CORPORATION AND SUBSIDIARIES

(In thousands)                                                     1994                     1993                     1992
                                                            Shares       Amount      Shares       Amount      Shares        Amount
                                                            ------       ------      ------       ------      ------        ------
Common Shares:
      Balance at beginning of year                          10,383      $ 5,192      10,007      $ 5,004       9,045        $4,522
      Conversion of Class B Shares
         to Common Shares                                      634          317         282          141         197            98
      Issuance of shares for acquisition                                                                         561           281
      Exercise of stock options                                128           64          94           47         204           103
                                                            ------      -------      ------      -------      ------       -------
      Balance at end of year                                11,145      $ 5,573      10,383      $ 5,192      10,007       $ 5,004
                                                            ======      =======      ======      =======      ======       =======
Class B Common Shares:
      Balance at beginning of year                           4,168      $ 2,084       4,450      $ 2,225       4,647        $2,323
      Conversion of Class B Shares
      to Common Shares                                        (634)        (317)       (282)        (141)       (197)          (98)
                                                            ------      -------      ------      -------      ------       -------
      Balance at end of year                                 3,534      $ 1,767       4,168      $ 2,084       4,450       $ 2,225
                                                            ======      =======      ======      =======      ======       =======
Additional Paid-In Capital:
      Balance at beginning of year                                      $61,709                  $59,666                   $45,728
      Exercise of stock options                                           1,962                    1,946                     2,203
      Contribution of Common Shares
         to employee benefit plans                                                                    97                        45
      Issuance of shares for acquisition                                                                                    11,690
                                                                        -------                  -------                   -------
      Balance at end of year                                            $63,671                  $61,709                   $59,666
                                                                        =======                  =======                   =======
Retained Earnings:
      Balance at beginning of year                                      $73,242                  $51,132                   $33,393
      Net earnings                                                       26,377                   22,110                    17,739
      Dividend of $.0375 per share                                         (533)
                                                                        -------                  -------                   -------
      Balance at end of year                                            $99,086                  $73,242                   $51,132
                                                                        =======                  =======                   =======

Adjustments to Shareholders' Equity
      Balance at beginning of year                                      $(3,570)                 $(1,671)                  $ 1,294
      Foreign currency translation adjustment                             2,044                   (1,899)                   (2,965)
      Marketable Securities holding loss, net of tax                     (  670)
                                                                        -------                  -------                   -------
      Balance at end of year                                            $(2,196)                 $(3,570)                  $(1,671)
                                                                         ======                  =======                   =======
Treasury Shares:
      Balance at beginning of year                            (144)     $(3,695)       (101)     $(2,356)        (28)      $(  550)
      Repurchase of treasury shares                             (7)        (199)        (61)      (1,693)       (108)       (2,528)
      Contribution of Common Shares
       to employee benefit plans                                                         18          354          35           722
                                                            ------      -------      ------      -------      ------       -------
Balance at end of year                                        (151)     $(3,894)       (144)     $(3,695)       (101)      $(2,356)
                                                            =======     =======      ======      =======      ======       =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVACARE CORPORATION AND SUBSIDIARIES

December 31, 1994

ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Invacare Corporation and its subsidiaries (the Company). Certain foreign subsidiaries are consolidated using a November 30 fiscal year end. All significant intercompany transactions are eliminated.

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the year ended December 31, 1994.

Marketable Securities: Current marketable securities are stated at market value, which approximates cost, and consist of short-term investments in repurchase agreements, government securities and certificates of deposit. Marketable securities with original maturities of less than three months are treated as cash equivalents.

Effective January 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The new standard requires the classification of the Company's marketable securities. The Company's marketable securities and other long term securities have been classified as available for sale where the securities are carried at their fair value and net unrealized holding gains and losses, net of tax, are carried as a component of shareholders' equity. This new standard was adopted January 1, 1994 and the effect was not material.

Inventories: Inventories are stated at the lower of cost or market with cost principally determined for domestic manufacturing inventories by the last-in, first-out (LIFO) method and market based on the lower of replacement cost or estimated net realizable value. Non-domestic inventories and domestic finished products purchased for resale ($26,617,000 and $21,072,000 at December 31, 1994 and 1993, respectively) are stated at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method.

Property and Equipment: Property and equipment are stated on the basis of cost. The Company principally uses the straight-line method of depreciation for financial reporting purposes based on annual rates sufficient to amortize the cost of the assets over their estimated useful lives. Accelerated methods of depreciation are used for federal income tax purposes. Expenditures for maintenance and repairs are charged to expense as incurred.

Estimated Liability for Future Warranty Cost: Certain of the Company's products are covered by warranties against defects in material and workmanship for periods up to five years from the date of sale to the customer. A non-renewable warranty is offered on certain products for a maximum period of five years. Components of certain products carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale and is periodically adjusted to reflect actual experience.

Research and Development: Research and development costs are expensed as incurred. The Company's annual expenditures for product development and engineering were approximately $7,651,000 in 1994, $6,840,000 in 1993 and $5,251,000 in 1992.

Revenue Recognition: The Company recognizes revenue when product is shipped and provides an appropriate allowance for estimated returns and adjustments.

Income Taxes: Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognizing deferred taxes using the liability method, whereby current enacted tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax returns. As permitted under SFAS 109, the 1992 financial statements, which utilized the deferred method, have not been restated.

Net Earnings Per Share: The weighted average number of shares outstanding used in determining net earnings per share was 14,848,000 in 1994, 14,738,000 in 1993, and 14,237,000 in 1992. Common Shares, Class B Common Shares and the effects of dilutive stock options are included in calculating the weighted average shares outstanding.

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

Foreign Currency Translation: Substantially all of the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year end exchange rates. Revenues and expenses are translated at weighted average exchange rates. Gains and losses resulting from translation are included in the balance sheet "Adjustments to shareholders equity".

Goodwill: The excess of the aggregate purchase price over the fair value of net assets acquired is amortized by use of the straight line method for periods from 20 to 40 years. The accumulated amortization was $4,418,000 and $2,523,000 at December 31, 1994 and 1993, respectively. The carrying value of goodwill is reviewed at each balance sheet date to determine whether goodwill has been impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows at such time an impairment in value of goodwill has occurred. Based on the Company's review as of December 31, 1994, no impairment of goodwill was evident.

Interest Rate Swap Agreements: The Company is a party to interest rate swap agreements with off-balance sheet risk which are entered into in the normal course of business to reduce exposure to fluctuations in interest rates. The agreements are with major financial institutions which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The agreements are contracts to exchange variable rate payments with fixed rate payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the interest rate swap agreements are accrued consistent with the terms of the agreements and market interest rates.

RECEIVABLES

Trade receivables are net of allowances for doubtful accounts of $3,251,000 in 1994 and $2,555,000 in 1993.

Installment receivables as of December 31, 1994 and 1993 consist of the following:

                                                                  1994                                       1993
                                                     ----------------------------------         ---------------------------------
                                                                  Long-                                      Long-
                                                     Current      Term            Total         Current       Term          Total
                                                     -------      ----            -----         -------       ----          -----
                                                                                     (In thousands)
     Installment receivables                         $38,224     $15,537        $53,761         $30,378      $7,481       $37,859
     Less:
         Unearned interest                            (3,590)     (1,021)        (4,611)         (3,049)       (753)       (3,802)
         Allowance for doubtful accounts                (911)       (378)        (1,289)         (1,156)       (382)       (1,538)
                                                     --------    -------        -------         -------      ------       -------
                                                     $33,723     $14,138        $47,861         $26,173      $6,346       $32,519
                                                     =======     =======        =======         =======      ======       =======

In May 1993, the Financial Accounting Standards Board issued Statement No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS 114). SFAS 114 is effective for fiscal years beginning after December 15, 1994. The Company will be required to adopt SFAS 114 effective January 1, 1995. The new standard requires that impaired loans within the scope of SFAS 114 be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Company does not expect this standard to materially impact its financial condition or results of operations.

INVENTORIES

Inventories consist of the following:

                                                                     December 31
                                                               1994               1993
                                                             -------------------------
                                                                  (In thousands)
            Raw materials                                   $17,272            $12,290
            Work in process                                   9,093             12,770
            Finished goods                                   23,617             18,951
                                                            -------            -------
                                                            $49,982            $44,011
                                                            =======            =======

Current cost exceeds the LIFO value of inventories by approximately $777,000 and $612,000 at December 31, 1994 and 1993, respectively.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                     December 31
                                                               1994               1993
                                                               -----------------------
                                                                  (In thousands)
            Land, buildings and improvements               $ 26,442           $ 22,636
            Machinery and equipment                          72,815             66,190
            Furniture and fixtures                            7,478              6,984
            Leasehold improvements                            5,696              4,283
                                                           --------           --------
                                                            112,431            100,093
            Less allowance for depreciation                  56,512             47,613
                                                           --------           --------

                                                           $ 55,919            $52,480
                                                           ========            =======

CURRENT LIABILITIES

Accrued expenses consist of the following:

                                                                    December 31
                                                              1994                1993
                                                              ------------------------
                                                                  (In thousands)
            Accrued salaries and wages                      $12,882            $10,333
            Accrued warranty cost                             4,554              3,539
            Accrued product liability reserves                3,604              3,488
            Other accrued items                              15,975             15,263
                                                            -------            -------
                                                            $37,015            $32,623
                                                            =======            =======

ACQUISITIONS

In August 1994, the Company purchased all the outstanding shares of Rehadap S.A., a Spanish marketer and distributor of precision wheelchairs and other rehab products for people with disabilities. In November 1994, the Company purchased all the outstanding shares of Genus Medical, Inc., a manufacturer of power positioning seating systems for motorized wheelchairs, and electric three and four wheeled scooters. These transactions have been accounted for by the purchase method of accounting and the proforma effects are not material.

In March 1993, the Company purchased the assets of Top End, a manufacturer of specialty products for sports and recreational use for people with physical disabilities. The Company acquired for cash all the shares of Dynamic Controls Limited, a manufacturer of control systems for power drive wheelchairs in June 1993, and in July 1993 acquired Geomarine Systems, Inc., a manufacturer of low air loss therapy systems. These transactions have been accounted for by the purchase method of accounting and the proforma effects are not material.

In October 1992, the Company purchased all of the outstanding shares of the Cofipar/Poirier Group ("Poirier"), for approximately $57,341,000 which included 561,000 Common Shares valued at approximately $11,971,000 as of the date of acquisition. Poirier manufactures and distributes wheelchairs and home medical products in France and other European Economic Community countries. The acquisition has been accounted for by the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired approximated $51,850,000 and is being amortized over 40 years.

The operating results of all acquisitions are included in the Company's consolidated results of operations from the date of acquisition.

INVACARE CORPORATION AND SUBSIDIARIES

LEASES AND COMMITMENTS

The Company leases a substantial portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms of up to 10 years and provide for renewal options. Generally, the Company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 1994, the Company is committed under non-cancelable operating leases which have initial or remaining terms in excess of one year and expire on various dates through 2005. Lease expenses were approximately $4,548,000 in 1994, $4,867,000 in 1993, and $4,680,000 in 1992.
Future minimum operating lease commitments as of December 31, 1994, including minimum payments described in the Related Party Transactions Note, are as follows:

                         Year                         Amount
                         ----                         ------
                                  (In thousands)
                         1995                          $3,974
                         1996                           2,836
                         1997                           2,036
                         1998                           1,307
                         1999                             909
                         Thereafter                     2,361
                                                      -------
              Total Future Minimum
              Lease Payments                          $13,423
                                                      =======

The amount of buildings and equipment capitalized in connection with capital leases was $3,551,000 and $5,006,000 at December 31, 1994 and 1993,
respectively. At December 31, 1994 and 1993, accumulated amortization was $1,107,000 and $2,316,000, respectively.

RETIREMENT AND BENEFIT PLANS

Substantially all full-time salaried and hourly domestic employees are included in two profit sharing plans sponsored by the Company. The Company's contributions to the domestic plans are based on an annual resolution of the Board of Directors and the Company has no requirement to make a contribution. The contributions can either be in the form of cash to the Profit Sharing Plan or in the form of cash or Common Shares to the Employee Stock Bonus Trust and Plan. Cash contributions to the Employee Stock Bonus Trust are used to purchase the Company's Common Shares on the open market. Contribution expense for 1994, 1993 and 1992 was $1,455,000, $930,000 and $1,704,000, respectively.

During 1994, the Company contributed $1,400,000 to its Voluntary Employee Benefit Association (VEBA). The VEBA trust was created during 1990 to provide for the payment of self-funded employee health benefits for current employees. No VEBA contributions were made in 1993 and 1992.

During 1992, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Post Retirement Benefits Other Than Pensions". The Company has no formal post retirement benefits plans other than the profit sharing plans referred to above and the adoption of the Statement had no material impact on the Company's financial position.

In November 1992, the Financial Accounting Standards Board issued Statement No. 112 "Accounting for Postemployment Benefits" (SFAS 112). SFAS 112 requires accounting for benefits to former and inactive employees after employment but before retirement. This new standard was adopted January 1, 1994 and the effect is not material to the Company's financial condition or results of operations.

INVACARE CORPORATION AND SUBSIDIARIES

SHAREHOLDERS' EQUITY TRANSACTIONS

At December 31, 1994, the Company had 50,000,000 authorized Common Shares, without par value, and 12,000,000 authorized Class B Common Shares, without par value. In general, the Class B Common Shares and the Common Shares have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share, carry a 10% lower cash dividend rate and, in general, can only be transferred to family members. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis.

As of December 31, 1994, the Company had 300,000 shares of Serial Preferred Shares authorized, none of which were issued or outstanding. Serial Preferred Shares are entitled to one vote per share.

The Company's Stock Option Plan (the "1984 Plan") was adopted in 1984 and expired February 28, 1994. The 1984 Plan, as amended, provided for the issuance of up to 2,000,000 of the Company's Common Shares in connection with stock options granted under the plan. No further grants will be made under the 1984 Plan.

During 1994, the Board of Directors adopted and the Shareholders approved the 1994 Performance Plan (the "1994 Plan") The 1994 Plan provides for the issuance of up to 1,000,000 Common Shares in connection with stock options and other awards granted under the plan. The 1994 Plan allows the Compensation Committee to grant incentive stock options, non-qualified stock options, stock appreciation rights, and stock awards (including the use of restricted stock). The Committee has the authority to determine the employees that will receive awards, the amount of the awards and the other terms and conditions of the awards. Payments of the stock appreciation rights may be made in cash, Common Shares or a combination thereof. There were no stock appreciation rights outstanding at December 31, 1994. As of December 31, 1994 the Committee, under the 1994 Plan, has granted all non-qualified stock options at 100% of the fair market value on the date of grant and for a term of ten years.

The 1984 and 1994 Plans have provisions for the cashless exercise of options. Under these provisions the Company acquired 7,135 treasury shares for $199,000 in 1994, 61,611 treasury shares for $1,693,000 in 1993 and 80,521 treasury shares for $1,959,000 in 1992.

As of December 31, 1994, an aggregate of 13,949,240 shares were reserved for conversion of Class B Common Shares, future rights (as defined below) and exercise and future grant of options.

The following summarizes the stock option transactions under the 1984 Plan and the 1994 Plan for 1994, 1993, and 1992:

                                                           1994              1993              1992
                                                    -----------------------------------------------
        Options outstanding at January 1             1,174,924          1,087,701           998,556
        Granted                                        171,000            187,700           330,351
        Exercised                                     (127,557)           (94,002)         (203,730)
        Cancelled                                      (39,715)            (6,475)          (37,476)
                                                    ----------         ----------        ----------
        Options outstanding at December 31           1,178,652          1,174,924         1,087,701
                                                    ==========         ==========        ==========

        Options price range at December 31          $     3.13         $     3.13        $    $3.13
                                                            to                 to                to
                                                    $    30.25         $    28.00        $    28.00

        Options exercisable at December 31             676,271            548,477           431,091
                                                    ==========         ==========        ==========
        Options available for grant at
          December 31                                  922,250            208,054           389,279
                                                    ==========         ==========        ==========

On April 2, 1991, the Company adopted a Rights Plan whereby each holder of a Common Share and Class B Common Share received one purchase right (the "Rights") for each share owned. Under certain conditions, each Right may be exercised to purchase one-half of one Common Share at a price of $25 per one-half share. The Rights may only be exercised 10 days after a third party has acquired 30% or more of the Company's outstanding voting power or 10 days after a third party commences a tender offer for 30%

INVACARE CORPORATION AND SUBSIDIARIES

or more of the voting power (an "Acquiring Party"). In addition, if an Acquiring Party merges with the Company and the Company's Common Shares are not changed or exchanged, or if an Acquiring Party engages in one of a number of self-dealing transactions, each holder of a Right (other than the Acquiring Party) will have the right to receive that number of Common Shares or similar securities of the resulting entity having a market value equal to two times the exercise price of the Right. The Company may redeem the Rights at a price of $.005 per right at any time prior to 10 days following a public announcement that an Acquiring Party has acquired beneficial ownership of 30% or more of the Company's outstanding voting power, and in certain other circumstances as approved by the Board of Directors. Coincident with adoption of the Plan, the Company redeemed Rights outstanding under a prior plan at the price of $.005 per Right.

LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:                                             December 31
                                                                                      1994               1993
                                                                                   --------------------------
                                                                                           (In thousands)
         $25 million senior notes at 7.45%, matures in February 2003               $ 25,000           $25,000

         Revolving credit agreement ($200 million multi-currency) at 1/4 to          62,345                 -
           1% above local interbank offered rates, expires December 1999

         Revolving credit agreement (160 million French francs) at 1/2                    -            26,841
           to 1 1/4% above the LIBOR French franc rate, replaced
           December 1994 with $200 million revolving credit agreement

         Revolving credit agreement (2.5 million pounds sterling, 20                      -            18,916
           million French francs, 9 million deutschmarks and 18 million
           New Zealand dollars), at rates 1/2 to 1 1/4% above local interbank offered rates, replaced December 1994 with  $200 million
           revolving credit agreement

         Notes payable to banks under credit facilities                               3,900             9,184

         Notes and mortgages payable, secured by buildings and equipment              4,903             3,762

         Capitalized lease obligations                                                2,445             2,690

         Other                                                                        4,480             4,473
                                                                                   --------           -------
                                                                                    103,073            90,866
                                      Less current maturities                           326               515
                                                                                   --------           -------
                                                                                   $102,747           $90,351
                                                                                   ========           =======

In February 1993, the Company completed a private placement of $25 million in senior notes at 7.45% which contain covenants similar to the revolving credit agreement described below. At December 31, 1994, $47,300,000 of retained earnings is available for dividends. The notes are due in 2003 and require principal payments of $3.6 million per year beginning in 1997. The proceeds from the notes were used to pay down revolving credit agreements and other demand lines.

During 1994, the Company entered into a $200 million long-term credit agreement as described above. The borrowing rates are determined based on the leverage ratios of the Company, as defined in the agreement and range from 1/4 to 1% above the various interbank offered rates. The agreement requires the Company to maintain certain conditions with respect to net worth, funded debt to capitalization and interest coverage as defined per the agreement.

Notes payable to banks under credit facilities consist of borrowings under various arrangements by the Company and its foreign subsidiaries and consists of a $10 million demand line, a 10 million Canadian dollar demand line, 12 million deutschmark lines, 25 million of French franc lines and 60 million peseta demand lines. Borrowings under these lines are considered long-term to the extent that unused borrowing capacity is available under the $200 million revolving credit agreement. Interest on amounts

INVACARE CORPORATION AND SUBSIDIARIES

LONG-TERM OBLIGATIONS--Continued

borrowed under the various credit facilities is at the respective bank's base rate or an interbank offered rate. Certain borrowings from foreign banks are secured by the assets of foreign subsidiaries or by guarantees of the Company.

In March 1993, the Company fixed the interest rate on 100 million of the outstanding French franc debt through two interest rate swap agreements. Each agreement is for 50 million French francs. The effect of the swap is to exchange short term floating interest rates for a fixed rate of 7.48% for a five year term in one agreement and 7.81% for a three-year term in the other agreement. As of December 31, 1994 and 1993 the weighted average variable interest rate on the French franc debt was 7.2% and 11.6%, respectively.

In July 1989, the Company entered into a seven-year interest rate swap agreement which effectively fixed the interest rate on $5 million of the Company's various variable rate borrowings at 8.89% under revolving credit agreements and notes payable to banks under credit facilities. The weighted average variable interest rate on the debt was 6.8% and 8.8% as of December 31, 1994 and 1993, respectively.

The secured promissory notes financed the purchase of certain buildings and equipment which secure the notes. The notes bear interest at rates from 4.8% to 11.0% and mature through 2004.

The capital leases at December 31, 1994 are principally for a manufacturing facility and computer systems, with payments due through 2007.

The aggregate minimum combined maturities of long-term obligations are approximately $326,000 in 1995, $1,228,000 in 1996, $4,848,000 in 1997,
$4,803,000 in 1998, $73,828,000 in 1999, and $18,040,000 thereafter. Interest paid on borrowings was $6,625,000, $7,665,000 and $4,242,000 in 1994, 1993 and
1992, respectively.

INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS 109 (see "Accounting Policies" note).

Earnings before income taxes consisted of the following:

                                                1994              1993             1992
                                                ---------------------------------------
                                                            (In thousands)
          Domestic                            $38,871          $31,505           $25,138
          Foreign                               3,006            2,005             2,420
                                              -------           ------           -------
                                              $41,877          $33,510           $27,558
                                              =======          =======           =======

The Company has provided for income taxes as follows:

                                      1994             1993             1992
                                   -------------------------------------------
                                                                   Deferred
                                       Liability Method              Method
                                   ------------------------
                                                (In thousands)
          Current:
              Federal              $12,115          $ 8,675          $6,870
              State                  2,580            2,075           1,411
              Foreign                1,170            1,425           1,121
                                   -------          -------          ------
                                    15,865           12,175           9,402
          Deferred:
              Federal                 (635)             (25)            417
              Foreign                  270             (750)              0
                                   -------          -------          ------
                                      (365)            (775)            417
                                   -------          -------          ------
                                   $15,500          $11,400          $9,819
                                   =======          =======          ======

INVACARE CORPORATION AND SUBSIDIARIES

INCOME TAXES--Continued

At December 31, 1994, the Company has available indefinite foreign tax loss carryforwards of $2,250,000.

The Company made income tax payments of $16,606,000, $12,264,000, and $7,891,000 during the years ended December 31, 1994, 1993 and 1992, respectively.

A reconciliation to the effective income tax rate from the federal statutory rate follows:

                                                             1994           1993             1992
                                                            --------------------------------------
                                                                                          Deferred
                                                            Liability Method                Method
                                                            --------------------          --------
          Statutory federal income tax rate                  35.0%          35.0%             34.0%
          State and local income taxes, net of
            federal income tax benefit                        4.0            4.0               3.4
          Tax credits                                        (2.0)          (2.3)             (1.3)
          Other, net                                          0.0           (2.7)             ( .5)
                                                             ----           ----              -----

          Effective income tax rate                          37.0%          34.0%             35.6%
                                                             ====           ====              ====


Significant components of deferred income tax assets and liabilities at December 31, 1994 and 1993 are as follows:

     Current deferred income tax assets (net):                       1994              1993
                                                                     ----              ----
                                                                         (In thousands)

          Bad Debt                                                 $1,017            $  904
          Warranty                                                    972               833
          Inventory                                                   356               111
          Other accrued expenses and valuation reserves               826               719
          State and local taxes                                     1,031               890
          Loss carryforward                                           142               400
          Other, net                                                 (900)             (267)
                                                                   ------            ------
                                                                    3,444             3,590

     Long-term deferred income tax liabilities (net):

          Depreciation                                             (1,745)           (1,815)
          Loss carryforward                                           490               490
          Other, net                                                  992             1,184
                                                                   ------             -----
                                                                     (263)             (141)
                                                                   ------            ------
     Net deferred income taxes                                     $3,181            $3,449
                                                                   ======            ======


The tax effect of certain differences between financial earnings and taxable earnings is as follows for the year ended December 31, 1992:

                                                                    1992
                                                                    ----
                                                               (In thousands)
          Inventory                                                 $202
          Depreciation                                              (233)
          Accrued expenses and valuation reserves                    181
          Other, net                                                 267
                                                                    ----
                                                                    $417
                                                                    ====

INVACARE CORPORATION AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

The Company leased a facility from a partnership (I-M Associates, Ltd., "Partnership") comprised of certain officers, directors and shareholders of the Company. The General Partner of the Partnership is also a director and chairman of the Company. In March 1994, the Company, through a newly formed subsidiary, exercised its option to acquire the entire facility (land and building) for $3.8 million. As part of the purchase, the Company assumed approximately $1.4 million in indebtedness of industrial development revenue bonds issued by the Sanford Airport Authority. The purchase price was based upon an independent appraisal of the fair market value of the facility. Lease payments during 1994, 1993 and 1992 were $98,000, $544,000 and $530,000, respectively.

In 1988, the Company entered into a 12-1/2 year lease, for the construction of a distribution facility. A general partner of the partnership which owned the facility is a director of the Company. During 1992, the Company purchased the facility from the partnership for $4.1 million. As part of the purchase, the Company assumed the $2.8 million mortgage on the property. The purchase price was based on an independent appraisal. Lease payments during 1992 were $211,000.

INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                  QUARTER ENDED
                                                     (In thousands, except per share data)
                     1994                      March 31         June 30     September 30       December 31
         -------------------------             --------         -------     ------------       -----------
         Net sales                              $87,902         $98,894         $108,977          $115,350
         Gross profit                            26,577          31,499           35,740            39,266
         Earnings before income taxes             5,790           9,890           11,867            14,330
         Net earnings                             3,650           6,230            7,477             9,020
         Net earnings per share                     .25             .42              .50               .61

                     1993                      March 31         June 30     September 30       December 31
         -------------------------             --------         -------     ------------       -----------
         Net sales                              $78,768         $90,305          $95,684          $100,700
         Gross profit                            25,349          29,030           30,685            33,440
         Earnings before income taxes             4,556           7,872            9,432            11,650
         Net earnings                             3,182           5,243            6,131             7,554
         Net earnings per share                     .22             .36              .42               .51

INVACARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS

The company operates in one business segment, home medical equipment. Geographic information for each of the three years ended December 31 is as follows:

                                                                                                     Total
                                             Domestic            Europe            Other           Foreign            Total
                                             --------            ------            -----           -------            -----
                                                                          (In thousands)
         1994
         Net sales                           $304,890           $89,559          $16,674          $106,233         $411,123
         Earnings before income taxes          38,710             3,020              147             3,167           41,877
         Assets                               224,984           101,812           10,669           112,481          337,465
         Liabilities                          106,042            57,845            9,571            67,416          173,458

         1993
         Net Sales                           $265,453           $82,482          $17,522          $100,004         $365,457
         Earnings before income taxes          31,619               772            1,119             1,891           33,510
         Assets                               187,759            87,946           10,662            98,608          286,367
         Liabilities                           86,184            57,921            7,300            65,221          151,405

         1992
         Net sales                           $224,349           $61,143          $19,679          $ 80,822         $305,171
         Earnings before income taxes          25,636             1,761              161             1,922           27,558
         Assets                               151,735           101,958            8,719           110,677          262,412
         Liabilities                           93,364            47,860            7,188            55,048          148,412

The operations of the Company's Mexican facility are treated as Domestic for segment reporting purposes. Substantially all of the products manufactured at this Mexican facility are sold to customers located in the United States.

Eliminated from above net sales for 1994, 1993 and 1992 were $23,224,000, $14,151,000, and $15,450,000, respectively, of sales by Domestic subsidiaries to Foreign subsidiaries and $1,306,000, $1,606,000, and $1,256,000, respectively, of sales by Foreign subsidiaries to Domestic subsidiaries. Sales between geographic areas are based on the costs to manufacture plus a reasonable profit element.

CONCENTRATION OF CREDIT RISK

The Company manufactures and distributes durable medical equipment and supplies to the home health care and extended care markets. The Company performs credit evaluations of its customers' financial condition and on a case by case basis may require a security position in the form of UCC filings, purchase money security interests and/or personal guarantees. Substantially all of the Company's receivables are due from home health care and medical equipment dealers located throughout the United States, Canada, and Europe. A significant portion of products sold to dealers, both foreign and domestic, are ultimately funded through government reimbursement programs such as Medicare and Medicaid. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

INVACARE CORPORATION AND SUBSIDIARIES

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash, cash equivalents and marketable securities: The carrying amount reported in the balance sheet for cash, cash equivalents and marketable securities approximates its fair value.

         Installment receivables: The carrying amount reported in the balance sheet for installment receivables approximates its fair value. The portfolio contains receivables with terms less than three years and the majority due in less than one year. The interest rates associated with these receivables have not varied significantly over the past three years. Management believes that after consideration of the credit risk, the net book value of the installment receivables approximates market value.

         Long-term obligations: The carrying amounts of the Company's borrowings under its long-term revolving credit agreements approximate their fair value. Fair values for the Company's senior notes are based on pricing models using current assumptions.

         Interest Rate Swaps: Fair values for the Company's interest rate swaps are based on pricing models or formulas using current assumptions.

         The carrying amounts and fair values of the Company's financial instruments at December 31, 1994 and 1993 are as follows:

                                                                      1994                       1993
                                                                      ----                       ----
                                                            Carrying         Fair             Carrying      Fair
                                                              Value          Value              Value       Value
                                                            --------         -----            --------      -----
                                                               (In Thousands)                   (In Thousands)
           Cash and cash equivalents                       $  7,359      $  7,359           $ 9,392       $ 9,392
           Marketable securities                           $  3,044      $  3,044           $ 4,155       $ 4,155
           Installment receivables                         $ 47,861      $ 47,861           $32,519       $32,519
           Long-term obligations                           $103,073      $102,634           $90,866       $91,816
           Interest rate swaps (fair value liability)             -      $     62             -           $ 1,700

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

INVACARE CORPORATION AND SUBSIDIARIES

            COL. A                             COL. B                 COL. C                       COL. D         COL.E
            ------                             ------                 ------                       ------         -----
                                                                     ADDITIONS
                                                                     ---------
                                                             (1)                   (2)
                                               Balance      Charged           Charged To                        Balance
                                                  At           To               Other                              At
                                              Beginning     Cost And           Accounts          Deductions-     End Of
          Description                         Of Period     Expenses           Describe           Describe       Period
          -----------                         ---------     --------          ----------         -----------    -------
                                                                   (In thousands)

YEAR ENDED DECEMBER 31, 1994
- ----------------------------
Deducted from asset accounts --
     Allowance for doubtful
         accounts                              $4,093       $2,804             $  159(C)         $2,516(A)       $4,540
     Inventory obsolescence
         reserve                                4,114        1,692                 53(C)          2,368(B)        3,491
Product warranty liability                      3,539        3,560                112(C)          2,657(B)        4,554

YEAR ENDED DECEMBER 31, 1993
- ----------------------------
Deducted from asset accounts --
     Allowance for doubtful
         accounts                              $3,841       $2,490             $   21(C)         $2,259(A)       $4,093
     Inventory obsolescence
         reserve                                3,736        1,244             $1,253(C)          2,119(B)        4,114
Product warranty liability                      2,957        2,530                521(C)          2,469(B)        3,539

YEAR ENDED DECEMBER 31, 1992
- ----------------------------
Deducted from asset accounts --
     Allowance for doubtful
         accounts                              $4,599       $  486             $  364(C)         $1,608(A)       $3,841
     Inventory obsolescence
         reserve                                2,973        2,202                240(C)          1,679(B)        3,736
Product warranty liability                      2,527        2,497                150(C)          2,217(B)        2,957


NOTE (A)--Uncollectible accounts written off, net of recoveries.

NOTE (B)--Amounts written off or payments incurred.

NOTE (C)--Amounts recorded due to acquisition of subsidiaries.