Form 10-Q
period 1995-03-31
INVACARE CORP
filed 1995-05-15
CIK 742112

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For Quarter Ended            March 31, 1995
                  ---------------------------------------------------------

 Commission File Number       0-12938
                       ----------------------------------------------------

                              Invacare Corporation
 ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Ohio                               95-2680965
 -------------------------------      --------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.
 incorporation or organization)


             899 Cleveland Street, P.O. Box 4028, Elyria, Ohio  44036
 ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (216) 329-6000
 ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
 ---------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

As of April 20, 1995 the Company had 11,967,036 Common Shares and 2,584,525 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                     INDEX


Part I.  FINANCIAL INFORMATION:                                      Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                March 31, 1995 and December 31, 1994..................    3

         Condensed Consolidated Statement of Earnings -

                Three Months Ended March 31, 1995 and 1994............    4

         Condensed Consolidated Statement of Cash Flows -

                Three Months Ended March 31, 1995 and 1994............    5

         Notes to Condensed Consolidated Financial

                Statements - March 31, 1995...........................    6

Item 2.  Management's Discussion and Analysis of

                Financial Condition and Results of Operations.........    7

Part II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K.............................   10

SIGNATURES............................................................   10


PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements

                     INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)



                                                      March 31,            December 31,
                                                        1995                   1994
                                                      ---------            ------------
ASSETS                                                        (In thousands)
CURRENT ASSETS
    Cash and cash equivalents                         $  4,528              $   7,359
    Marketable securities                                5,527                  3,044
    Trade receivables, net                              78,058                 76,280
    Installment receivables, net                        36,189                 33,723
    Inventories                                         49,232                 49,982
    Deferred income taxes                                3,645                  3,444
    Other current assets                                 5,286                  5,959
                                                      --------               --------
           TOTAL CURRENT ASSETS                        182,465                179,791

OTHER ASSETS                                            24,738                 28,840
PROPERTY AND EQUIPMENT, NET                             57,257                 55,919
GOODWILL, NET                                           76,787                 72,915
                                                      --------               --------
           TOTAL ASSETS                               $341,247               $337,465
                                                      ========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                  $ 30,231               $ 29,882
    Accrued expenses                                    35,725                 37,015
    Accrued income taxes                                   731                  3,225
    Current maturities of long-term obligations            292                    326
                                                      --------               --------
           TOTAL CURRENT LIABILITIES                    66,979                 70,448

LONG-TERM OBLIGATIONS                                  103,344                103,010

SHAREHOLDERS' EQUITY
    Preferred shares                                       -0-                    -0-
    Common shares                                        6,057                  5,573
    Class B common shares                                1,292                  1,767
    Additional paid-in-capital                          63,945                 63,671
    Retained earnings                                  103,883                 99,086
    Adjustment to shareholders' equity                    (359)                (2,196)
    Treasury shares                                     (3,894)                (3,894)
                                                      --------               --------
           TOTAL SHAREHOLDERS' EQUITY                  170,924                164,007
                                                      --------               --------
           TOTAL LIABILITIES
            AND SHAREHOLDERS' EQUITY                  $341,247               $337,465
                                                      ========               ========


See notes to condensed consolidated financial statements.

                     INVACARE CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statement of Earnings - (unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                           1995            1994
                                                           ----            ----
                                                 (In thousands, except per share data)
Net sales                                                $107,729         $87,902

Cost of products sold                                      74,327          61,325
                                                         --------         -------
        GROSS PROFIT
                                                           33,402          26,577

Selling, general and administrative expenses               25,146          20,397
                                                         --------         -------

         INCOME FROM OPERATIONS                             8,256           6,180

Interest income                                             1,714           1,549

Interest expense                                           (2,233)         (1,939)
                                                         --------         -------


         EARNINGS BEFORE INCOME TAXES                       7,737           5,790

Income taxes                                                2,940           2,140
                                                         --------         -------
         NET EARNINGS
                                                         $  4,797         $ 3,650
                                                         ========         =======

         NET EARNINGS PER SHARE                          $    .32         $   .25
                                                         ========         =======

Weighted average shares outstanding                        14,945          14,822
                                                         ========         =======


See notes to condensed consolidated financial statements.


                     INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  1995          1994
                                                                  ----          ----
OPERATING ACTIVITIES                                               (In  Thousands)
     Net earnings                                               $4,797          $3,650
     Adjustments to reconcile net earnings to
       net cash required by operating activities:
       Depreciation and amortization                             2,915           3,156
       Provision for losses on receivables                         220             381
       Provision for deferred income taxes                          76             (21)
       Provision for deferred compensation                         328             137
     Changes in operating assets and liabilities:
       (Increase)/decrease in accounts receivable                  (63)            567
       (Increase)/decrease in inventories                        2,336          (2,152)
       Decrease in other assets                                    742           1,032
       Increase/(decrease) in accounts payable                    (705)          2,769
       Decrease in accrued expenses                             (2,714)         (5,789)
                                                               -------         -------
              NET CASH PROVIDED BY OPERATING ACTIVITIES          7,932           3,730

INVESTING ACTIVITIES

     Purchases of property and equipment                        (2,483)         (3,955)
     Proceeds from sale of property and equipment                  497               3
     Installment sales contracts written                       (11,166)         (9,928)
     Payments received on installment sales contracts           10,005           6,101
     Marketable securities purchased                            (2,856)              0
     Marketable securities sold                                    375             250
     Increase in other investments                                (118)           (114)
     Other                                                        (765)           (269)
                                                               -------         -------
       NET CASH (REQUIRED) BY INVESTING ACTIVITIES              (6,511)         (7,912)


FINANCING ACTIVITIES
     Proceeds from long-term borrowings                         10,677           7,341
     Principal payments on long-term borrowings                (15,542)         (1,965)
     Proceeds from exercise of stock options                       283             581
     Dividends Paid                                               (176)              0
                                                               -------         -------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                (4,758)          5,957

Effect of exchange rate changes on cash                            506             152
                                                               -------         -------
Increase(Decrease) in cash and cash equivalents                 (2,831)          1,927
Cash and cash equivalents at beginning of period                 7,359           9,392
                                                               -------         -------
Cash and cash equivalents at end of period                      $4,528         $11,319
                                                               =======         =======

See notes to condensed consolidated financial statements.

                     INVACARE CORPORATION AND SUBSIDIARIES
                        Notes to Condensed Consolidated
                              Financial Statements
                                  (Unaudited)

PRINCIPLES OF CONSOLIDATION -- In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1995 and December 31, 1994, and the results of its operations for the three months ended March 31, 1995 and 1994 and changes in its cash flows for the three months ended March 31, 1995 and 1994. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's annual financial statements and notes.

STATEMENT OF CASH FLOWS -- The Company made payments (in thousands) of:

                                      Three Months Ended
                                          March 31,
                                      1995         1994
                                      ----         ----
            Interest                 $2,315       $1,829
            Income Taxes              3,035        3,139


INSTALLMENT RECEIVABLES -- In May 1993, the Financial Accounting Standards Board issued Statement No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS 114). SFAS 114 is effective for fiscal years beginning after December 15, 1994. The Company adopted SFAS 114 effective January 1, 1995. The new standard requires that impaired loans within the scope of SFAS 114 be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. The effect of adopting SFAS 114 was not material to the Company's financial condition and had no impact on results of operations.

INVENTORIES -- Inventories consist of the following components (in thousands):


                                             March 31,      December 31,
                                               1995              1994
                                               ----              ----
               Raw materials                 $17,012          $17,272
               Work in process                 9,210            9,093
               Finished goods                 23,010           23,617
                                             -------          -------
                                             $49,232          $49,982
                                             =======          =======


The inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

PROPERTY AND EQUIPMENT -- Property and equipment consist of the following (in thousands):

                                             March 31,        December 31,
                                               1995               1994
                                               ----               ----
Land, buildings and improvements             $ 27,379           $ 26,442
Machinery and equipment                        75,600             72,815
Furniture and fixtures                          7,680              7,478
Leasehold improvements                          5,818              5,696
                                             --------           --------
                                              116,477            112,431
Less allowance for depreciation                59,220             56,512
                                             --------           --------
                                             $ 57,257           $ 55,919
                                             ========           ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

     Net sales for the quarter ended March 31, 1995 increased by 22.6% over the same period a year ago. Domestic net sales increased 23.2% principally due to higher unit volumes in respiratory equipment, beds and prescription power wheelchairs, offset slightly by the effects of a continuing competitive pricing environment for most of our products.

     International net sales, as reported in dollars, for the quarter ended March 31, 1995 increased by 20.6% over the same period a year ago. European sales increased 23.0% for the quarter with approximately one-half of the reported increase arising as a result of the weakening dollar against most major European currencies. The reported increase includes a modest positive impact from the two small acquisitions completed late in 1994 offset to some extent by continuing price competition in most European markets. Canadian sales increased 9.2% and were negatively impacted by 4.9% due to the weak Canadian dollar during the quarter.

GROSS PROFIT

Gross profit as a percentage of net sales for the quarter increased to 31.0%, compared to 30.2% for the same period a year ago. The principal factor leading to the increase for the quarter ended March 31, 1995 was the significantly improved volume experienced in the majority of our product lines. Continued focus on productivity improvements and cost containment initiatives also contributed to the improvement. The gross margin increase was offset to some extent by the effects of a continuing competitive pricing environment.

OPERATING EXPENSES

Selling, general and administrative expense as a percentage of net sales for the quarter ended March 31, 1995 remained relatively constant at 23.3% when compared to the same period a year ago. Selling, general and administrative expense increased by $4,749 in the quarter due to increased investment in additional sales personnel, product specialists and marketing programs.

INTEREST

     Interest income in the quarter ended March 31, 1995 increased over the same period a year ago mainly as a result of increased installment loan volumes. For the quarter, interest expense increased due to an increase in interest rates and to a lesser extent higher average outstanding borrowings.

INCOME TAXES

     The Company had an effective tax rate of 38.0% for the quarter ended March 31, 1995, compared to 37.0% in the same period a year ago. The higher tax rate for the quarter ended March 31, 1995 is due in part to increased earnings in international operations, which are taxed at higher rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's overall level of long-term obligations remained relatively constant at $103 million for the quarter ended March 31, 1995. The Company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of March 31, 1995 the Company has approximately $167 million available under its lines of credit.

     The Company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined in the bank and note agreements. The Company is in compliance with all of the conditions.

CAPITAL EXPENDITURES

     There were no material capital expenditure commitments outstanding as of March 31, 1995. The Company expects to invest in capital projects at a rate that approximates depreciation and amortization. The Company estimates that depreciation and amortization for 1995 will be approximately $13,678. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing capabilities will be sufficient to meet its operating cash requirements and fund required capital expenditures in the foreseeable future.

CASH FLOWS

     Cash flows provided by operating activities were $7,932 for the first quarter of 1995 compared to $3,730 in 1994. The primary sources of improved 1995 cash flows provided by operating activities were from increased net income and a decrease in inventory as a result of improved inventory management.

     Cash flows required for investing activities decreased by 18% for the first quarter of 1995 when compared to 1994 mainly as a result of increased collection activity by the Company's financing division and a reduction of fixed asset additions offset by the increase of marketable securities.

     Cash flows required for financing activities decreased to $4,758 for the first quarter of 1995 when compared to $5,957 in 1994 as a result of reductions in long term borrowings in our European operations.

DIVIDEND POLICY

     On February 2, 1995, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of April 28, 1995 and to be paid on May 15th, 1995. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits:
             Official Exhibit No.
             --------------------
             27  - Financial Data Schedule


         B.  Reports on Form 8-K:  None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INVACARE CORPORATION


                                             By:/s/ Thomas R. Miklich
                                                ----------------------------
                                                    Thomas R. Miklich
                                                    Chief Financial Officer

Date:  May 15, 1995