Form 10-Q
period 1995-06-30
INVACARE CORP
filed 1995-08-14
CIK 742112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                      June 30, 1995
                     ----------------------------------------------------------

Commission File Number                     0-12938
                     ----------------------------------------------------------

                             Invacare Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Ohio                                             95-2680965
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

           899 Cleveland Street, P.O. Box 4028, Elyria, Ohio  44036
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (216) 329-6000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     N/A
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                -----   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

As of July 20, 1995 the Company had 11,992,139 Common Shares and 2,575,165 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                     INDEX
                                     -----

Part I.  FINANCIAL INFORMATION:                                                     Page No.
------------------------------                                                      --------
Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

          June 30, 1995 and December 31, 1994.........................................  3

         Condensed Consolidated Statement of Earnings -

          Three and Six Months Ended June 30, 1995 and 1994...........................  4

         Condensed Consolidated Statement of Cash Flows -

          Six Months Ended June 30, 1995 and 1994.....................................  5

         Notes to Condensed Consolidated Financial

          Statements - June 30, 1995  ................................................  6

Item 2.  Management's Discussion and Analysis of

          Financial Condition and Results of Operations ..............................  7

Part II.  OTHER INFORMATION:
---------------------------

Item 4.  Results of Votes of Security Holders......................................... 10

Item 6.  Exhibits and Reports on Form 8-K ............................................ 10

SIGNATURES  .......................................................................... 10

PART I.  FINANCIAL INFORMATION
Item 1.          Financial Statements

                     INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)

                                                    June 30,              December 31,
                                                     1995                     1994
                                                    -------                  --------
                                                            (In thousands)
             ASSETS
             CURRENT ASSETS
                   Cash and cash equivalents      $   3,579                $   7,359
                   Marketable securities              2,633                    3,044
                   Trade receivables, net            85,175                   76,280
                   Installment receivables, net      32,820                   33,723
                   Inventories                       48,767                   49,982
                   Deferred income taxes              3,635                    3,444
                   Other current assets               5,800                    5,959
                                                   --------                 --------
                    TOTAL CURRENT ASSETS            182,409                  179,791

             OTHER ASSETS                            33,574                   28,840
             PROPERTY AND EQUIPMENT, NET             58,642                   55,919
             GOODWILL, NET                           84,201                   72,915
                                                  ---------                ---------
                    TOTAL ASSETS                  $ 358,826                 $337,465
                                                   ========                 ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
                   Accounts payable               $  32,579                $  29,882
                   Accrued expenses                  41,662                   37,015
                   Accrued income taxes                 428                    3,225
                   Current maturities of
                     long-term obligations              260                      326
                                                  ---------                ---------
                    TOTAL CURRENT LIABILITIES        74,929                   70,448

    LONG-TERM OBLIGATIONS                           103,851                  103,010
    SHAREHOLDERS' EQUITY
                   Preferred shares                     -0-                      -0-
                   Common shares                      6,075                    5,573
                   Class B common shares              1,287                    1,767
                   Additional paid-in-capital        64,500                   63,671
                   Retained earnings                111,237                   99,086
                   Adjustments to shareholders'
                     equity                           1,002                   (2,196)
                   Treasury shares                   (4,055)                  (3,894)
                                                   ---------                ---------
                    TOTAL SHAREHOLDERS' EQUITY      180,046                  164,007
                                                    -------                  -------

                    TOTAL LIABILITIES
                      AND SHAREHOLDERS' EQUITY     $358,826                 $337,465
                                                   ========                 ========

    See notes to condensed consolidated financial statements.

                     INVACARE CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statement of Earnings - (unaudited)

                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                              June 30,

                                                        1995               1994               1995               1994
                                                        ----               ----               ----               ----
                                                                   (In thousands, except per share data)
  Net sales                                          $122,301             $98,894           $230,030           $186,796

  Cost of products sold                                82,217              67,395            156,544            128,720
                                                    ---------             -------           --------            -------

           GROSS PROFIT                                40,084              31,499             73,486             58,076


  Selling, general and
    administrative expenses                            27,133              21,090             52,279             41,487
                                                    ---------             -------           --------            -------


           INCOME FROM OPERATIONS                      12,951              10,409             21,207             16,589

  Interest income                                       1,817               1,437              3,531              2,986

  Interest expense                                     (2,336)             (1,956)            (4,569)            (3,895)
                                                  -----------             -------           --------           --------


           EARNINGS BEFORE INCOME TAXES                12,432               9,890             20,169             15,680

  Income taxes                                          4,720               3,660              7,660              5,800
                                                   ----------             -------           --------            -------

           NET EARNINGS                             $   7,712             $ 6,230           $ 12,509           $  9,880
                                                    =========             =======           ========            =======



           NET EARNINGS PER SHARE                 $       .51             $   .42           $    .83          $     .67
                                                  ===========             =========         ========          =========


           DIVIDEND DECLARED PER COMMON SHARE     $    .0125              $ .0125           $  .0250           $  .0125
                                                  ==========              =======           ========            =======


  Weighted average shares   outstanding                15,018              14,820             14,983             14,821
                                                    =========             =======           ========            =======


See notes to condensed consolidated financial statements.

                     INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                  Six Months Ended
                                                                                                       June 30
                                                                                                1995           1994
                                                                                                ----          ------
                                                                                                   (In Thousands)
 OPERATING ACTIVITIES
         Net earnings                                                                          $12,509          $9,880
         Adjustments to reconcile net earnings to
              net cash required by operating activities:
              Depreciation and amortization                                                      7,145           6,595
              Provision for losses on receivables                                                  451             713
              Provision for deferred income taxes                                                 (232)           (376)
              Provision for deferred compensation                                                   51             173
         Changes in operating assets and liabilities:
              (Increase) in accounts receivable                                                 (5,738)           (703)
              (Increase)/decrease in inventories                                                 3,905          (1,947)
              Decrease in other assets                                                             393           1,139
              Increase in accounts payable                                                       1,009           4,176
              Decrease in accrued expenses                                                        (407)         (4,940)
                                                                                             ---------       ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                                       19,086          14,710

INVESTING ACTIVITIES
              Purchases of property and equipment                                               (6,007)         (6,969)
              Proceeds from sale of property and equipment                                         127              27
              Installment sales contracts written                                              (22,010)        (24,432)
              Payments received on installment sales contracts                                  20,286          14,808
              Marketable securities purchased                                                   (3,182)           (350)
              Marketable securities sold                                                         3,557             680
              Increase in other investments                                                     (2,133)           (911)
              Increase in other long term assets                                                  (982)              0
              Business acquisitions net of capital cash acquired                                (6,848)              0
              Other                                                                             (2,644)           (526)
                                                                                                 -----         -------
                NET CASH (REQUIRED) BY INVESTING ACTIVITIES                                    (19,836)        (17,673)

FINANCING ACTIVITIES
              Proceeds from long-term borrowings                                                20,748           9,879
              Principal payments on long-term borrowings                                       (24,772)         (8,630)
              Proceeds from exercise of stock options                                              851             817
              Dividends Paid                                                                      (358)              0
              Purchase of treasury shares                                                         (161)              0
                NET CASH PROVIDED BY (USED FOR) FINANCING
                ACTIVITIES                                                                      (3,692)          2,066

              Effect of exchange rate changes on cash                                              662             397
                                                                                             ---------         -------
              Increase(Decrease) in cash and cash equivalents                                   (3,780)           (500)
              Cash and cash equivalents at beginning of period                                   7,359           9,392
                                                                                              --------           -----
              Cash and cash equivalents at end of period                                     $   3,579        $  8,892
                                                                                              ========         =======


                 See notes to condensed consolidated financial statements.

                     INVACARE CORPORATION AND SUBSIDIARIES
                        Notes to Condensed Consolidated
                     Financial Statements - June 30, 1995
                                  (Unaudited)

PRINCIPLES OF CONSOLIDATION -- In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1995 and December 31, 1994, and the results of its operations for the three and six months ended June 30, 1995 and 1994 and changes in its cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the three and six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

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

STATEMENT OF CASH FLOWS -- The Company made payments (in thousands) of :

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                      1995            1994
                                                                                      ----            ----
                                  Interest                                           $ 3,044         $3,140
                                  Income Taxes                                       $10,270         $5,251


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

INVENTORIES -- Inventories consist of the following components (in thousands):

                                                                                June 30,           December 31,
                                                                                  1995                 1994
                                                                                  ----                 ----
                                  Raw materials                                   $16,143             $17,272
                                  Work in process                                   8,608               9,093
                                  Finished goods                                   24,016              23,617
                                                                                 --------              ------
                                                                                  $48,767             $49,982
                                                                                  =======              ======

The inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

PROPERTY AND EQUIPMENT -- Property and equipment consist of the following (in thousands):

                                                                              June 30,          December 31,
                                                                                1995                1994
                                                                                ----                ----
                   Land, buildings and improvements                            $ 27,780           $ 26,442
                   Machinery and equipment                                       79,058             72,815
                   Furniture and fixtures                                         7,786              7,478
                   Leasehold improvements                                         5,946              5,696
                                                                             ----------         ----------
                                                                                120,570            112,431
                   Less allowance for depreciation                               61,928             56,512
                                                                              ---------          ---------
                                                                               $ 58,642           $ 55,919
                                                                               ========           ========



 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 RESULTS OF OPERATIONS
 ---------------------
 NET SALES
 ---------

        Net sales for the three and six months ended June 30, 1995 increased by 23.7 and 23.1% respectively over the same periods a year ago. Domestic net sales increased 21.2% and 22.2% respectively, principally due to higher unit volumes and the effects of new product introductions in the prescription power wheelchairs, respiratory and bed product lines offset slightly by the effects of a continuing competitive pricing environment for most of our products.

        International net sales, as reported in dollars, for the three and six months ended June 30, 1995 increased by 30.7% and 26.0%, respectively, over the same period a year ago. European sales increased 31.1% and 27.4% for the quarter and six months ended June 30, 1995, respectively with approximately half of the reported increase arising as a result of the weakening dollar against most major European currencies. The reported increase also includes the impact from the two small acquisitions completed late in 1994 which is offset to some extent by the continuing price competition in most European markets. Canadian sales increased 28.5% and 13.8% for the quarter and sixth months ended June 30, 1995 respectively. Sales for the six month period were negatively impacted by 2.0% due to the weak Canadian dollar.

GROSS PROFIT
------------

        Gross profit as a percentage of net sales for the three and six month period ending June 30, 1995 increased to 32.8% and 31.9%, respectively, compared to 31.9% and 31.1% for the same periods a year ago. The principal factor leading to the increase was the significantly improved volume experienced in the majority of our product lines. Focus on productivity and cost containment initiatives continue to contribute to the improvement. The gross profit was offset to some extent by the effects of a continuing competitive pricing environment and rising raw material costs.

OPERATING EXPENSES
------------------

        Selling, general and administrative expense as a percentage of net sales for the three and six months ending June 30, 1995 was 22.2% and 22.7%, respectively, compared to 21.3% and 22.2% in the same period a year ago. The dollar increase in selling, general and administrative expense is the result of increased investment in additional sales personnel, product specialists and marketing programs as well the impact of acquisitions.

INTEREST
--------

        Interest income in the three and six months ended June 30, 1995 increased over the same period a year ago mainly as a result of increased installment loan activity. For the quarter and first six months, interest expense increased mainly due to an increase in interest rates.

INCOME TAXES
------------

        The Company had an effective tax rate of 38% for the three and six months ended June 30, 1995, compared to 37% for the same periods a year ago. The higher tax rate is due in part to an increase in state taxes and lower low income housing credits.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company's overall level of long-term obligations remained relatively constant at $103.9 million for the three months ended June 30, 1995, compared to $103.0 million at December 31, 1994. The Company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of June 30, 1995 the Company has approximately $165 million available under its lines of credit.

        In May, 1995, the Company fixed the interest rate on $10 million of its U.S. dollar borrowings through two interest rate swap agreements. Each agreement is for $5 million U. S. dollars. The effect of the swaps is to exchange a short-term floating interest rate for a fixed rate of 6.1725% for a three year term in one agreement and 6.38% for a five year term in the other agreement.

        Also in May, 1995, the Company fixed the interest rate on $7.5 million of its Canadian dollar borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 7.245% for a three year term.

        The Company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined in the bank and note agreements. As of June 30, 1995, the Company is in compliance with all of the conditions.

CAPITAL EXPENDITURES
--------------------

        There were no material capital expenditure commitments outstanding as of June 30, 1995. The Company expects to invest in capital projects at a rate that approximates depreciation and amortization. The Company estimates that depreciation and amortization for 1995 will be approximately $14.0 million. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing capabilities will be sufficient to meet its operating cash requirements and fund required capital expenditures in the foreseeable future.

CASH FLOWS
----------

        Cash flows provided by operating activities were $19.1 million for the first half of 1995 compared to $14.7 million in 1994. Cash flows from operating activities increased primarily due to an increase in net earnings and decreased inventory levels.

        Cash flows required for investing activities increased by 12.2% for the first half of 1995 when compared to 1994 mainly as a result of business acquisitions.

        Cash flows used for financing activities were $3.7 million for the first half of 1995 compared to cash provided from financing of $2.1 million in 1994. The decrease in cash required from financing activities was a result of reductions in long-term borrowings in our European operations.

DIVIDEND POLICY
---------------

        On May 22, 1995, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of July 3, 1995 and to be paid on July 17, 1995. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

PART II. OTHER INFORMATION

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

        On May 22, 1995, the Company held its 1995 Annual Meeting of Shareholders at which one of its classes of Directors was re-elected. Francis
J. Callahan, Jr., Dan T. Moore, III and Joseph B. Richey, II. were re-elected for a three year term of office expiring in 1998, with 28,421,083, 28,046,224 and 28,423,349 affirmative votes , respectively, (75 percent of the total voting power represented at the meeting) and 187,802, 562,661 and 185,536 negative votes, respectively, (.2 percent of the total voting power present at the meeting).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits:
         Official Exhibit No.
         27.0    Financial Data Schedule

B. Reports on Form 8-K: A current report on Form 8-K, dated July 17, 1995 along with Form 8-A Registration Statement, dated July 18, 1995 was filed by the Company regarding the redemption of shareholder rights issued by the Company in 1991 and the adoption of the 1995 Shareholders Rights Purchase Plan.

                                  SIGNATURES

Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   INVACARE CORPORATION



                                                   By:/s/Thomas R Miklich
                                                     --------------------------
                                                     Thomas R. Miklich
                                                     Chief Financial Officer

Date:  August 14, 1995