Form 10-Q
period 1995-09-30
INVACARE CORP
filed 1995-11-15
CIK 742112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                      September 30, 1995
                      --------------------------------------------------------

Commission File Number                     0-12938
                      --------------------------------------------------------


                             Invacare Corporation
    ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Ohio                                        95-2680965
--------------------------------             ------------------------------
(State or other jurisdiction of             (IRS Employer Identification No)
incorporation or organization)


           899 Cleveland Street, P.O. Box 4028, Elyria, Ohio  44036
    ----------------------------------------------------------------------
                   (Address of principal executive offices)

                                (216) 329-6000
    ----------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
    ----------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if change since last report)


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

As of October 20, 1995 the Company had 24,153,384 Common Shares and 5,005,018 Class B Common Shares outstanding which reflects the two for one stock split distributed on October 16, 1995.

                              INVACARE CORPORATION

                                     INDEX
                                     -----

Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------
Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

          September 30, 1995 and December 31, 1994.........................  3

         Condensed Consolidated Statement of Earnings -

          Three and Nine Months Ended September 30, 1995 and 1994..........  4

         Condensed Consolidated Statement of Cash Flows -

          Nine Months Ended September 30, 1995 and 1994....................  5

     Notes to Condensed Consolidated Financial Statements-

          September 30, 1995  .............................................  6

Item 2.  Management's Discussion and Analysis of

          Financial Condition and Results of Operations ...................  7

Part II.  OTHER INFORMATION:
---------------------------

Item 5.  Other Information ...............................................  10
Item 6.  Exhibits and Reports on Form 8-K ................................  10

SIGNATURES  ..............................................................  10


PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.   Financial Statements


                     INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)

                                                             September 30,             December 31,
                                                                  1995                     1994
                                                             -------------             ------------
                                                                        (In thousands)
   ASSETS
   CURRENT ASSETS
            Cash and cash equivalents                          $   4,143               $    7,359
            Marketable securities                                  2,279                    3,044
            Trade receivables, net                                90,640                   76,280
            Installment receivables, net                          36,856                   33,723
            Inventories                                           52,554                   49,982
            Deferred income taxes                                  3,668                    3,444
            Other current assets                                   4,112                    5,959
                                                                --------                 --------
                    TOTAL CURRENT ASSETS                        $194,252                 $179,791

   OTHER ASSETS                                                   31,502                   28,840
   PROPERTY AND EQUIPMENT, NET                                    59,968                   55,919
   GOODWILL, NET                                                  91,042                   72,915
                                                                --------                 --------
                    TOTAL ASSETS                                $376,764                 $337,465
                                                                ========                 ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
            Accounts payable                                    $ 34,932                 $ 29,882
            Accrued expenses                                      44,717                   37,015
            Accrued income taxes                                   1,685                    3,225
            Current maturities of long-term obligations              228                      326
                                                                --------                 --------
                    TOTAL CURRENT LIABILITIES                     81,562                   70,448

   LONG-TERM OBLIGATIONS                                         106,648                  103,010

   SHAREHOLDERS' EQUITY
            Preferred shares                                           0                        0
            Common shares                                          6,116                    5,573
            Class B common shares                                  1,253                    1,767
            Additional paid-in-capital                            64,874                   63,671
            Retained earnings                                    119,874                   99,086
            Adjustments to shareholders' equity                      492                   (2,196)
            Treasury shares                                       (4,055)                  (3,894)
                                                                --------                 --------
                    TOTAL SHAREHOLDERS' EQUITY                   188,554                  164,007
                                                                --------                 --------
                    TOTAL LIABILITIES
                       AND SHAREHOLDERS' EQUITY                 $376,764                 $337,465
                                                                ========                 ========



See notes to condensed consolidated financial statements.

                     INVACARE CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statement of Earnings - (unaudited)

                                                                             Three Months Ended            Nine Months Ended
                                                                                September 30,                 September 30,
                                                                            1995            1994           1995          1994
                                                                          ---------       --------       ---------     ----------
                                                                                   (In thousands, except per share data)
  Net sales                                                                $130,547       $108,977        $360,577       $295,773

  Cost of products sold                                                      86,643         73,237         243,187        201,957
                                                                          ---------       --------       ---------      ---------

           GROSS PROFIT                                                      43,904         35,740         117,390         93,816

  Selling, general and                                                       28,236         23,502          80,515         64,989
                                                                          ---------       --------       ---------      ---------
           administrative expenses


           INCOME FROM OPERATIONS                                            15,668         12,238          36,875         28,827

  Interest income                                                             1,741          1,630           5,272          4,616

  Interest expense                                                           (2,791)        (2,001)        (7,360)         (5,896)
                                                                          ---------       --------       ---------      ---------


           EARNINGS BEFORE INCOME TAXES                                      14,618         11,867          34,787         27,547

  Income taxes                                                                5,550          4,390          13,210         10,190
                                                                          ---------       --------       ---------      ---------

           NET EARNINGS                                                   $   9,068        $ 7,477       $  21,577      $  17,357
                                                                          =========       ========       =========      =========
           *NET EARNINGS PER SHARE (Post-Split)                           $     .30       $    .25       $     .72      $     .59
                                                                          =========       ========       =========      =========
           *Weighted average shares outstanding (Post-Split)                 30,104         29,716          30,012         29,666
                                                                          =========       ========       =========      =========

           NET EARNINGS PER SHARE (Pre-Split)                             $     .60    $       .50       $    1.44      $    1.17
                                                                          =========       ========       =========      =========
           Weighted average shares outstanding (Pre-Split)                   15,052         14,858          15,006         14,833
                                                                          =========       ========       =========      =========

  *DIVIDEND DECLARED PER COMMON SHARE(Post-Split)                         $   .0125       $ .00625       $   .0250      $   .0125
                                                                          =========       ========       =========      =========

See notes to condensed consolidated financial statements.

*Noted amounts reflect 2 for 1 stock split  distributed on October 16, 1995


                     INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                         1995            1994
                                                                        -------         -------
                                                                           (In  thousands)
  OPERATING ACTIVITIES
           Net earnings                                                 $21,577         $17,357
           Adjustments to reconcile net earnings to
                net cash required by operating activities:
                Depreciation and amortization                            10,680           9,653
                Provision for losses on receivables                         368           1,059
                Provision for deferred income taxes                         (53)           (166)
                Provision for deferred compensation                         356             209
           Changes in operating assets and liabilities:
                (Increase) in accounts receivable                       (10,392)         (8,969)
                (Increase)/decrease in inventories                        2,579          (5,867)
                Decrease in other assets                                  1,025             647
                Increase in accounts payable                              2,000           7,496
                (Increase)/decrease in accrued expenses                   1,590          (2,185)
                                                                        -------         -------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES            29,730          19,234

  INVESTING ACTIVITIES
           Purchases of property and equipment                           (8,602)         (9,088)
           Proceeds from sale of property and equipment                     139              59
           Installment sales contracts written                          (32,588)        (34,337)
           Payments received on installment sales contracts              31,534          23,935
           Marketable securities purchased                               (3,682)           (350)
           Marketable securities sold                                     4,427             880
           Increase in other investments                                 (2,133)           (896)
           Business acquisitions net of cash acquired                   (17,898)           (838)
           Increase in other long term assets                            (3,889)         (1,083)
           Other                                                             67             962
                                                                        -------         -------
                NET CASH (REQUIRED) BY INVESTING ACTIVITIES             (32,625)        (20,756)

  FINANCING ACTIVITIES
           Proceeds from long-term borrowings                            37,808          11,596
           Principal payments on long-term borrowings                   (39,285)        (12,516)
           Proceeds from exercise of stock options                        1,232           1,507
           Dividends paid                                                  (608)           (174)
           Purchase of treasury shares                                     (161)              0
                                                                        -------         -------
                NET CASH PROVIDED BY (USED FOR) FINANCING
                ACTIVITIES                                               (1,014)            413

  Effect of exchange rate changes on cash                                   693             675
                                                                        -------         -------
  (Decrease) in cash and cash equivalents                                (3,216)           (434)
  Cash and cash equivalents at beginning of period                        7,359           9,392
                                                                        -------         -------
  Cash and cash equivalents at end of period                            $ 4,143         $ 8,958
                                                                        =======         =======

See notes to condensed consolidated financial statements.


                     INVACARE CORPORATION AND SUBSIDIARIES
                        Notes to Condensed Consolidated
                   Financial Statements - September 30, 1995
                                  (Unaudited)

PRINCIPLES OF CONSOLIDATION -- In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 1995 and December 31, 1994, and the results of its operations for the three and nine months ended September 30, 1995 and 1994 and changes in its cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the three and nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

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

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the period ended September 30, 1995.

STATEMENT OF CASH FLOWS -- The Company made payments (in thousands) of :

                                           Nine Months Ended
                                             September 30,
                                          1995              1994
                                          ----              ----
    Interest                            $5,822            $5,414
    Income Taxes                       $14,337           $10,113




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

INVENTORIES -- Inventories consist of the following components (in thousands):

                                   September 30,       December 31,
                                       1995                1994
                                       ----                ----
       Raw materials                $17,578             $17,272
       Work in process               10,101               9,093
       Finished goods                24,875              23,617
                                    -------             -------
                                    $52,554             $49,982
                                    =======             =======

The inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

PROPERTY AND EQUIPMENT -- Property and equipment consist of the following (in thousands):

                                               September 30,       December 31,
                                                    1995               1994
                                                    ----               ----
    Land, buildings and improvements            $ 28,735           $ 26,442
    Machinery and equipment                       81,065             72,815
    Furniture and fixtures                         8,007              7,478
    Leasehold improvements                         6,547              5,696
                                                --------           --------
                                                 124,354            112,431
    Less allowance for depreciation               64,386             56,512
                                                --------           --------
                                                $ 59,968           $ 55,919
                                                ========           ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

NET SALES
---------

         Net sales for the three and nine months ended September 30, 1995 increased by 19.8% and 21.9% respectively over the same periods a year ago. Domestic net sales increased 15.2% for the three months ended September 30, 1995 mainly as a result of higher unit volumes, recent acquisitions and favorable mix impact in prescription power wheelchairs. Also contributing to the quarter as a result of increased volumes was therapeutic support surfaces and beds. Year to date domestic sales increased 19.6% and were also favorably impacted by prescription power wheelchairs as a result of new product introductions, higher unit volume and acquisition impact. Beds and respiratory also experienced growth due to higher unit volumes. Higher unit volumes were offset slightly by the effects of competitive pricing environment for most of our product lines.

         International net sales, as reported in U.S. dollars, for the three and nine months ended September 30, 1995 increased by 32.4% and 28.5%, respectively, over the same period a year ago. European sales increased 33.7% and 29.8% for the three and nine months ended September 30, 1995, respectively. European sales, as reported in US dollars, for the three and nine months period ended September 30, 1995 was favorably impacted as a result of the weakening dollar against most major European currencies. The reported increase also includes the impact from two small acquisitions completed late in 1994 and another acquisition completed in May 1995, which was offset to some extent by the continuing price competition in most European markets. Canadian sales increased 24.5% and 20.8% for the three and nine months ended September 30, 1995, respectively, the impact of foreign currency fluctuation being minimal.

GROSS PROFIT
------------

         Gross profit as a percentage of net sales for the three and nine month period ending September 30, 1995 increased to 33.6% and 32.6%, respectively, compared to 32.8% and 31.7% for the same periods a year ago. The principal factor leading to the increase was the significantly improved volume experienced in the majority of our product lines. Productivity and cost containment initiatives also contributed to the improvement. The gross profit improvement was offset to some extent by the effects of a continuing competitive pricing environment and increased raw material costs.

OPERATING EXPENSES
------------------

         Selling, general and administrative expenses as a percentage of net sales for the three and nine months ending September 30, 1995 was 21.6% and 22.3%, respectively, compared to 21.6% and 22.0% in the same periods a year ago. The U.S. dollar increase in selling, general and administrative expenses was impacted as a result of recent acquisitions and increased investment in additional sales personnel, product specialists and marketing programs.

INTEREST
--------

         Interest income in the three and nine months ended September 30, 1995 increased over the same periods a year ago mainly as a result of the growing installment loan portfolio. Overall, debt has remained relatively stable for the periods ended September 30, 1995 and December 31, 1994. However, increased acquisition activity has altered the proportion of domestic versus foreign debt which has impacted interest expense.

INCOME TAXES
------------

         The Company had an effective tax rate of 38% for the three and nine months ended September 30, 1995, compared to 37% for the same periods a year ago. The higher tax rate is due in part to an increase in state taxes and reduced low income housing credits.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's overall level of long-term obligations, excluding the impact of foreign currency on reported debt, has remained relatively constant for the nine months ended September 30, 1995, when compared to December 31, 1994. The Company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of September 30, 1995 the Company has approximately $157.3 million available under its lines of credit.

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

         The Company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined in the bank and note agreements. As of September 30, 1995, the Company is in compliance with all of the conditions.

CAPITAL EXPENDITURES
--------------------

         There were no material capital expenditure commitments outstanding as of September 30, 1995. The Company expects to invest in capital projects at a rate that approximates depreciation and amortization. The Company estimates that depreciation and amortization for 1995 will be approximately $14.0 million. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing capabilities will be sufficient to meet its operating cash requirements and fund required capital expenditures in the foreseeable future.

CASH FLOWS
----------

         Cash flows provided by operating activities were $29.7 million for the first nine months of 1995 compared to $19.2 million in 1994. Increased net earnings and improved working capital management were the principle contributors to the increased operating cash flow.

         Cash flows required for investing activities increased $11.9 million for the first nine months of 1995 when compared to 1994 mainly as a result of increased acquisition and investment activity. Other investments increased primarily due to the Company's investment in NeuroControl Corporation which is developing products utilizing functional, electrical stimulation technology.

         Cash flows used for financing activities were $1.0 million for the first nine months of 1995 compared to cash provided from financing of $.4 million in 1994. The decrease in cash required from financing activities was a result of reductions in long-term borrowings in our European operations offset to some extent by borrowings utilized to support the increased acquisition activity.

         Amounts for cash flows shown in the Statement of Cash Flows may be different than the changes reflected in the respective balance sheet captions due to the impact of acquisition activity and the effects of currency translation.

STOCK SPLIT
-----------

         Shareholders of record on October 2, 1995 received one additional Common Share for each Common Share held on that date. The additional shares were distributed on October 16, 1995 in the form of a 100% stock dividend.

DIVIDEND POLICY
---------------

         On August 21, 1995, the Board of Directors of Invacare Corporation declared a cash dividend of $.0125 per Common Share to shareholders of record as of October 2, 1995 to be paid on October 16, 1995. This represents a doubling of the dividend as a result of the two for one stock split.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

A. Reports on Form 10-C: A current report on Form 10-C, dated October 10, 1995, was filed by the Company regarding the two for one stock split distributed in the form of a 100% stock dividend. Record date for the transaction was October 2, 1995 and distribution of the shares occurred on October 16, 1995.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits:
         Official Exhibit No.:
         ---------------------
         27.0    Financial Data Schedule



                                   SIGNATURES

Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INVACARE CORPORATION



                                        By: Thomas R. Miklich
                                            -------------------------
                                            Thomas R. Miklich
                                            Chief Financial Officer

Date: November 14, 1995