Form 10-K
INVACARE CORP
filed 1996-03-29
CIK 742112

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995


                                       OR


     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________ to ________________

                         Commission file number 0-12938


                              INVACARE CORPORATION
                              --------------------
             (Exact name of Registrant as specified in its charter)


          Ohio                                   95-2680965
    -----------------------                 --------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)      Number)


            899 Cleveland Street, P. O. Box 4028, Elyria, Ohio 44036
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:         (216) 329-6000
                                                            ---------------
Securities registered pursuant to Section 12(b) of the Act:      None
                                                            --------------
Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, without par value
                        --------------------------------
                                (Title of Class)

         Rights to purchase Common Shares of Invacare, without par value
         ---------------------------------------------------------------
                                (Title of Class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes X No

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                       2
As of February 28, 1996, 27,930,528 Common Shares and 1,677,367 Class B Common Shares were outstanding. At that date, the aggregate market value of the
23,003,376 Common Shares of the Registrant held by non-affiliates was $563,582,712 and the aggregate market value of the 344,271 Class B Common Shares of the Registrant held by non-affiliates was $8,434,640 while the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the NASDAQ National Market System on February 28, 1996 which was $24.50. For purposes of this information, the 4,927,152 Common Shares and 1,333,096 Class B Common Shares which were held by Executive Officers and Directors were deemed to be the Common Shares and Class B Common Shares held by affiliates.


                       Documents Incorporated By Reference
                       -----------------------------------



Part of Form 10-K                      Document Incorporated By Reference
------------------                     -----------------------------------
Part III (Items 10, 11,                Portions of the Registrant's
12 and 13)                             definitive Proxy Statement to
                                       be used in connection with
                                       its 1996 Annual Meeting of
                                       Shareholders.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 1995.





                                     PART I
Item 1.  Business.

(a) General Development of Business.

Invacare is the leading home medical equipment manufacturer in the world based upon its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care and extended care markets. Invacare continuously revises and expands its product lines to meet changing market demands. The company's products are sold principally to over 10,000 home health care and medical equipment dealer locations in the U.S., Canada, Europe and New Zealand, with the remainder of its sales being primarily to government agencies and distributors. Invacare's products are sold through its world-wide distribution network by its sales force, telemarketing employees and various organizations of independent manufacturer's representatives. The company also uses its extensive dealer network to distribute medical equipment and related supplies manufactured by others.

Invacare is committed to design, manufacture and distribute the best value in mobility products and medical equipment for people with disabilities and those requiring home health care. Invacare will achieve this vision by:

          * designing and developing innovative and technologically superior products;
          * ensuring continued focus on our primary market - the home care market;
          * providing the industry's best and most cost-effective sales, customer service and distribution organization;
          * providing superior and innovative dealer support and aggressive product line extensions;
          * building a strong referral base among health care professionals;
          * building  brand  preference  with  consumers;
          * handling the retail channel through a dedicated sales and marketing structure;
          * managing the extended care institutional market with separate sales and distribution;
          * continuous recruitment of top management candidates;
          * empowering  all employees;
          * providing a performance  based reward environment;  and
          * continually striving for total quality throughout the organization.

When the company was acquired in December 1979 by a group of investors, including certain members of management and of the Board of Directors, it had $19.5 million in net sales and a limited product line of standard wheelchairs and patient aids. In 1995, Invacare reached $504.0 million in net sales, representing a 22.5% compound average sales growth since 1979, and currently is one of the only companies in the industry which manufactures and markets products in each of the following major home medical equipment categories: power and manual wheelchairs, patient aids, home care beds, home respiratory products, low air loss therapy products, seating and positioning products and ambulatory infusion pumps.

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

(c) Narrative Description of Business

THE HOME MEDICAL EQUIPMENT INDUSTRY

NORTH AMERICA
The home medical equipment market includes home health care products, physical rehabilitation products and other non-disposable products used for the recovery and long-term care of patients. The company believes that the sales of domestic home medical equipment products will continue to grow during the next decade as a result of several factors, including:

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

     Treatment trends. Many medical professionals and patients prefer home health care over institutional care as it is believed that it results in greater patient independence, increased patient responsibility and improved responsiveness to treatment as familiar surroundings are conducive to improved patient outcomes. Healthcare professionals and public and private payors agree that home care is a cost effective, clinically appropriate alternative to facility-based care. Recent surveys show that approximately 70% of adults would rather recover from accident or illness in their home, while approximately 90% of the older population showed preference for home based long term care.

     Technological trends. Technological advances have made medical equipment increasingly adaptable for use in the home while hospital procedures often allow for earlier patient discharge, thereby lengthening recuperation periods outside of the institutional setting. In addition, continuing medical advances prolong the life of adults and children, thus increasing the demand for home medical care equipment.

     Healthcare cost containment trends. In 1994, it was estimated that spending on health care in the U.S. surpassed $ 940 billion dollars, which is approximately 14.0% of Gross Domestic Product (GDP). Current spending is projected to reach $1 trillion in 1995, and 15.9% and 17.9% of GDP, in the year's 2000 and 2005, respectively. The rising cost of health care has caused many payors of health care expenses to look for ways to contain costs. Home health care continues to gain acceptance due to the technological and treatment trends described above, as well as many health care payors altering their reimbursement patterns to encourage home health care whenever appropriate, as studies have shown that home health care is generally less costly than hospital or other institutional treatment.

     Society's acceptance of people with disabilities. People with disabilities are part of the mainstream of society, and this has increased, in large part, due to the Americans with Disabilities Act which became law in 1991. This legislation provides mainstream opportunities to people with disabilities. The Americans with Disabilities Act imposes requirements on certain components of society to make "reasonable accommodations" to integrate people with disabilities into the community and the workplace.

     Distribution channels. The changing home health care market continues to provide new ways of reaching the end user. The distribution network for products has expanded to include not only specialized home health care dealers and nursing homes but retail drug stores, surgical supply houses, rental dealers, hospital and HMO-based stores, home health agencies, mass merchandisers and direct sales.

EUROPE
The company believes that, while many of the market factors influencing demand in the U.S. are also present in Europe - aging of the population, technological trends and society's acceptance of people with disabilities - each of the major national markets within Europe has distinctive characteristics. Variations in product specifications, regulatory approvals, distribution requirements and reimbursement policies require the company to tailor its approach to each market. Management believes that as the European markets become more homogeneous and the company continues to refine its distribution channels, the company can effectively penetrate these markets.


OPERATING UNITS

NORTH AMERICA
North American operations are aligned into three operating groups, which manufacture and market products in all of the major home medical equipment categories. In Canada, the company principally sells Invacare products manufactured in the U.S. The company also sells standard wheelchairs and seating and positioning products manufactured in Canada and certain patient aids manufactured in Europe.

     REHAB PRODUCTS GROUP

     Power wheelchairs. Invacare manufactures and markets a complete line of prescription power wheelchairs for people with chronic and temporary disabilities, older persons and people who are convalescing. Prescription power wheelchairs are designed to accommodate the capabilities of the individual and are custom built for long-term use by one individual based on specifications prescribed by a medical professional. Invacare's power wheelchair lines are marketed under the Action brand name and includes the Storm SeriesTM, a technologically advanced series of power wheelchairs. The Storm SeriesTM was extended in 1995 with the Action Power 9000 and Ranger II chairs that introduced the Storm Series styling, performance and feature package to economy power chairs. Additionally, diagnostic features such as the battery quality monitor and fault log monitor were added to reduce downtime and maintenance.

     Custom manual wheelchairs. Invacare manufactures and markets a range of custom manual wheelchairs for everyday, sports and recreational uses. These lightweight chairs are marketed under the Action brand name and Action Top End(R) product name. The chairs provide mobility for people with moderate to severe disabilities in their everyday activities as well as for sports such as basketball, racing, skiing and tennis.

     Scooters. Invacare manufactures and markets three- and four-wheeled motorized scooters, including rear wheel drive models for outdoor use and a front-wheel drive model for indoor use, under the Action brand name. This product line includes the Action Cat(TM) and Action Flyer(TM) products.

     Seating and positioning products. Invacare manufactures and markets seat cushions, back positioners and a variety of attachments used for comfort, support, pressure relief and posture control under the PinDot(R) brand. Seating products marketed under the Action brand name include the Tarsys brand of electronic and mechanical tilting and reclining devices for use on power wheelchairs.

     STANDARD PRODUCTS GROUP

     Manual wheelchairs. For use in the home or public places (e.g. hospitals, nursing homes, airports) by people who are chronically or temporarily disabled but do not require or qualify under medical reimbursement programs for customization in terms of size, basic performance characteristics, or frame modification. Examples of Invacare's standard wheelchair lines, which are marketed under the Invacare(R) brand name, include the 9000 and TracerTM lines. Both standard and prescription manual wheelchairs are designed to accommodate the capabilities of the individual.

     Self Care. Invacare manufactures and/or distributes a full line of patient aids including ambulatory aids such as crutches, canes, walkers and wheeled walkers; bath safety aids such as tub transfer benches, shower chairs and grab bars; and patient care products such as commodes, lift-out chairs, and foam products.

     Home care beds. Invacare manufactures and distributes a wide variety of manual, semi-electric and fully-electric beds for home use under the Invacare(R) brand name. Home care bed accessories include bed side rails, mattresses, overbed tables, traction equipment, trapeze bars and traction bars.

     Low air loss therapy products. Invacare manufactures and markets a complete line of mattress overlays and replacement products, under the Invacare(R) brand name, which use air flotation to redistribute weight and move moisture away from patients who spend a great deal of time in bed.

     Patient transport. Invacare manufactures and markets products for use in home care and institutional settings, including patient lifts and slings and multi-position recliners.

     Distributed products. Invacare distributes a line of personal medical care products manufactured by others, including incontinence products and bedding.

     RESPIRATORY  PRODUCTS GROUP

     Home respiratory products. Invacare manufactures and distributes home respiratory products including oxygen concentrators, liquid oxygen systems, nebulizer compressors, aspirators, portable compressed oxygen systems and respiratory disposables. Invacare's home respiratory products are marketed predominately under the Invacare(R) brand name.

     OTHER  PRODUCTS

     Microprocessor   electronic  control  systems.  Invacare  manufactures  and
     markets  electronic  control  systems  for  power  wheelchairs,   scooters,
     respiratory and other products.

     Accessory Products. Invacare also manufactures, markets and distributes many accessory products, including spare parts, wheelchair cushions, arm rests, wheels and respiratory parts. In some cases, Invacare's accessory items are built to be interchangeable so that they can be used to replace parts on products manufactured by others.

     Infusion Therapy. Invacare manufactures and markets ambulatory infusion pumps and accessories for delivery of a variety of therapies, including pain and feeding.

EUROPE
The company's European operations operate as a "common market" company with sales throughout Europe. The European operation currently sells a limited line of products providing significant room for growth as Invacare continues to broaden the product line offerings to mirror that of the North American operations. The expansion of respiratory products and the development of a home care bed is a key focus for 1996.

Most wheelchair products sold in Europe are designed and manufactured locally to meet specific market requirements. However, as a result of Invacare's worldwide development efforts, the Action 2000, which is a manual lightweight design that originated in the U.S., was the first wheelchair in Europe to meet the high standards of quality required to receive the CE (Community European) mark and the Action Storm Series, which has been very successful in the U.S., is scheduled for roll out in Europe in the first quarter of 1996. In addition, certain power wheelchair products sold in the United States are adaptations of products originally designed for the European markets.

The company manufactures and/or assembles both manual and power wheelchair products at all five of its European facilities - Bencraft Ltd. and Carters (J&A) Ltd. in the U.K., Poirier S.A. in France, Invacare Deutschland GmbH in Germany, and Paratec AG in Switzerland. Motorized scooters are manufactured in Germany. Self care products and patient lifts and slings are manufactured in the U.K. and France. Oxygen products are imported from Invacare in the U.S.


WARRANTY
In general, Invacare's products are sold with limited warranties of up to five years. Customers may also purchase extended warranties on certain products. Electrical components are warranted for one year. Certain components of the company's prescription wheelchairs carry a lifetime warranty.


COMPETITION
In each of the company's major product lines, both domestically and internationally, there are a limited number of significant national competitors and a number of regional and local competitors. In some countries or in certain product lines, the company may face competition from other manufacturers that have larger market shares, greater resources or other competitive advantages. Invacare believes that it is the leading home medical equipment manufacturer based on its distribution channels, breadth of product line and sales.

NORTH AMERICA
The home medical equipment market is highly competitive, and Invacare's products face significant competition from other well-established manufacturers. The company believes that its success in increasing market share is dependent on providing value to the customer based on the quality, performance and price of the company's products, the range of products offered, the technical expertise of the sales force, the effectiveness of the company's distribution system, the strength of the dealer and distributor network and the availability of prompt and reliable service for its products. The company believes our "One Stop Shopping" approach provides the competitive advantage necessary for continuing profitability and market share growth. In the past, various manufacturers have from time to time instituted price-cutting programs in an effort to gain market share. There can be no assurance that other home medical equipment manufacturers will not attempt to implement such aggressive pricing again.

EUROPE
As a result of the differences encountered in the European marketplace, competition generally varies from one market to another. The company typically encounters one or two strong competitors in each country, but no single competitor is dominant outside the country in which its sales are concentrated. Management believes that as the European markets become more homogeneous and the company continues to refine its distribution channels, the company can effectively penetrate these markets.

MARKETING AND DISTRIBUTION

     NORTH AMERICA Sales and Marketing. Invacare's products are marketed in the United States primarily to home health care and medical equipment dealers that in turn sell or rent these products directly to the end user or to health care institutions. Although the company's primary customer is the dealer, the company also markets its products to medical professionals, including physical, occupational and respiratory therapists, who refer their patients to dealers to purchase specific types of home medical equipment. As a result of the superior service provided by the "One Stop Shopping" approach, Invacare was able to increase large national account business as well as enhance service to smaller independent dealers. In some cases, Invacare sells directly to government agencies such as the Department of Veterans Affairs or the Department of Defense. The company made improvements to existing programs to generate greater consumer awareness of Invacare and its products, as witnessed by enhancements made to its consumer marketing program by sponsoring a variety of wheelchair activities for consumers supporting charitable causes which benefit users of its products. In addition, the company launched a new domestic brand strategy in November designed to effectively communicate to home health care providers and consumers the wide variety of products which Invacare manufactures. The new brand strategy makes Invacare(R) the company's primary brand for home health care and respiratory equipment, or "stock" products. Action is the primary brand for high-tech mobility and sports equipment, or "custom" products and the PinDot(R) brand represents the company's various seating and positioning products.

       Invacare's domestic sales and marketing organization consists primarily of in-house salespersons, in some cases Invacare utilizes independent manufacturers' representatives. Each of the company's domestic sales territories is coordinated by an area vice president. The sales force is trained to sell Invacare's entire range of products so that a dealer can order any Invacare product from one person. The salespersons also provide training and servicing information to the dealers, as well as brochures, point-of-sale display materials and advertising and merchandising aids. In Canada, products are sold by a separate direct sales force of the company's wholly owned subsidiaries and are distributed through regional distribution centers in British Columbia, Ontario and Quebec and health care dealers. In addition, Invacare advertises in home health care journals and trade publications, and its representatives attend trade shows and similar conventions to display its products to dealers, medical professionals and others.

In addition to the North American sales force, in January 1996, the North American sales and marketing group created a new department in order to provide additional focus on clinical applications for Invacare's products. Initially, a clinical staff of 12 physical and occupational therapists was hired and trained to provide valuable services to medical professionals in the facility-based rehab setting. The specialists will assist peer professionals with: in-service education on relevant topics of seating and positioning; broad spectrum of product education and their clinical applications; assistance in clinical evaluations for mobility; documentation for reimbursement entities; programs offering continuing education credits; and selected product availability for patient evaluation purposes.

The company's top ten customers and buying groups accounted for approximately 30% of 1995 net sales. The loss of business of one or more of these customers or buying groups may have a significant impact on the company although no single customer accounted for more than 8% of the companies 1995 net sales. Dealers that are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

Customer Service. As part of "One Stop Shopping, the company views its customer service activities as strategically important in its efforts to achieve market leadership. The company's customer service strategy is directed at meeting the need of medical equipment dealers and is specifically designed to focus on the dealer's inventory management, equipment financing, training and administrative needs.

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

The company also maintains a network of five regional technical centers where Invacare products can be repaired promptly by factory technicians. Invacare has a network of 23 independent dealers that can provide factory authorized service and train the service technicians of selected dealers. This service network, when combined with the company's distribution centers, enables dealers to minimize spare parts inventory.

To further assist dealers in reducing their cash requirements for inventory and rental equipment, the company provides various financing options for certain types of its products. In a typical financing arrangement, the company sells the equipment on a financing contract to the dealer for periods ranging from 6 to 51 months. The company also introduced a revolving credit agreement, known as Invacard, which provides an additional financing option to our dealer base.

The company devotes significant time and resources to train dealers, rehabilitation therapists, and others in the sale, use, maintenance and repair of its products. Expenditures for training are expected to increase as the company's product lines continue to expand and as certain products, such as power wheelchairs, become more complex.

Invacare  is  continuing  to develop  programs  to assist  dealers  in  reducing administrative costs. One such effort is to provide customers with direct computer-to-computer links with the company in order to provide on-line order entry and order tracking to further expedite delivery, thereby reducing the dealer's paperwork and inventory. During 1995, additional programming enhancements were made which resulted in an increase in the number of customers utilizing Electronic Data Interchange (EDI) and an increase in related EDI sales.

Invacare is also dedicated to reducing its own internal costs and running cost effective operations. To further this endeavor, a new sales and order processing system was installed in 1995. This system brought the following benefits: automatic price generation, on-line order accuracy check, paperless order processing environment and automatic sourcing of order to the proper fulfillment facility. This new system will allow customer service to handle more calls and process more orders without a comparable increase in cost.

The company believes 1996 holds additional opportunities as Invacare will enter two new distribution channels as a result of acquisitions made during the first quarter of 1996. The acquisition of Frohock-Stewart will provide Invacare entry into the "retail distribution channel", utilizing a different brand name and separate sales force and the acquisition of Healthtech, a nursing home bed manufacturer and marketer, will provide access into the extended care institutional market.

EUROPE   The   company's   European   operations   consist   primarily   of
manufacturing, marketing and distribution operations in Western Europe and export sales activities through local distributors elsewhere in the world. The company has a direct sales force and distribution centers in the U.K., France, Germany, Spain, Sweden and Switzerland, and sells through distributors elsewhere in Europe. In markets where the company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to Government authorities. In most markets, Government health care and reimbursement policies play an important role in determining the types of equipment sold and price levels for such products. Key organizational enhancements were made during 1995 that are required to implement the "One Stop Shopping" concept in Europe, which will be a key focus over the next several years.



PRODUCT LIABILITY COSTS
Invacare supports its dealers in defending product liability claims in an effort to hold down costs. The company's captive insurance company, formed in 1986, insures the first $2 million per claim of the company's product liability exposure. The company also has additional layers of coverage insuring up to $50 million in annual aggregate losses arising from individual losses that exceed $2 million. There can be no assurance that Invacare's insurance will continue to be available at affordable rates or will be adequate.

PRODUCT DEVELOPMENT AND ENGINEERING
Invacare is engaged in continuous efforts to improve, expand and broaden its existing product lines. During the past three years, new product introductions included: major improvements in the power wheelchair line in terms of electronics, functionality and aesthetics; new models of power wheelchairs; new electronic controllers for power wheelchairs; new models of both composite and aluminum frame ultralight wheelchairs; a comprehensive new line of innovative seating and positioning products; a complete line of home respiratory products, including nebulizers, compressors, flowmeters, aspirators, liquid oxygen, oxygen analyzer, and respiratory disposables; new version of the Invacare(R) microAir(R) Turn-Q(TM) automatic turning mattress system; and an improved line of ambulatory and safety products.

NORTH AMERICA
New product development remains a key component of Invacare's strategy to grow market share and maintain competitive advantage. More than 27 major new products were introduced at the Medtrade/NHHCE in Atlanta, the industry's largest trade show, where Invacare's exhibit was recognized as "Best of Show". Important new technologies were added, as well as many line extensions and refinements to existing categories. The most significant introductions included:

      Action Power 9000 Storm Series(R) - Redesigned with the clean, sleek styling characteristic of the Storm Series. The gear system was redesigned to improve performance and provide for a quiet ride, while at the same time offering more efficient operation and reliability. For a smoother response, the INT P9 and MKIV RII electronic control systems also were introduced.

      Action Comet(TM) Pediatric Wheelchair - Created specifically to address the market need for early intervention and treatment of children with genetic deformities. Early mediation may provide for improved function, promote bone growth, enhance comfort and improve coordination and posture, thereby contributing to the overall health and well-being of the child.

      Tarsys Tilt and Recline System - Developed to maximize the benefits that tilt, recline or a combination of tilt and recline offers. Provides cost-effective pressure relief and postural benefits for a wide range of disabilities, including spinal cord injuries and neuromuscular diseases.

      Invacare(R) 9000 Series Wheelchair - Available in the SL, XT and Recliner/Tall series. The SL is the perfect rental chair for those who want quality at a moderate price. The XT is a manual prescription wheelchair for individuals who require a standard or custom size wheelchair. The Recliner/Tall is designed for individuals who, based on anatomy and function level, require a custom size wheelchair.

      Invacare(R) Venture (TM) Demand Oxygen Delivery Device (D.O.D.D.) - A technologically advanced, convenient oxygen delivery device used in conjunction with compressed oxygen cylinders and liquid oxygen, it is lightweight, portable and extremely easy to carry. Through a wide range of respiratory rates, it is able to deliver precise amounts of oxygen on each breath and can be used in continuous or pulse modes at prescribed flow rates.

EUROPE
During 1995, European operations also introduced several new products and continued to update existing products as required by the market. Key introductions and updates in 1995 included updated and reengineered patient aids and lifting equipment, as well as new lines of manual wheelchairs.


MANUFACTURING AND SUPPLIERS The company's objective is to maintain its commitment to be the lowest-cost manufacturer in its industry, as well as the highest-quality producer. The company believes that it is achieving this objective not only through improved product design, but also by taking a number of steps to lower manufacturing costs. During 1995, the worldwide consolidation of purchasing began in order to take advantage of significant leverage opportunities available to the company for certain commodity raw materials thereby helping to achieve ongoing cost reduction objectives. The company also makes substantial investments in its facilities in order to increase productivity, lower costs and improve quality. Over the past three years, the company has invested $35 million in capital improvements and acquisition of facilities.

The cost containment initiatives and manufacturing improvements resulted in improved inventory turns, service levels and working capital management.

NORTH AMERICA
The company has vertically integrated its manufacturing processes by fabricating, coating, plating and assembling many of the components of each product. The company designs and manufactures electronics for power wheelchairs, from insertion of components into printed circuit boards to final assembly and testing.

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

The manufacturing operations for the company's wheelchairs and replacement parts, patient aids and home care beds consist of a variety of metal fabricating procedures, electronics production, coating, plating and assembly operations. Manufacturing operations for the company's oxygen concentrators, nebulizer compressors, and electronic seating and positioning products consist of both finishing and assembly. The company purchases raw materials, fabricated components and services from a variety of suppliers. Invacare does not have any long-term contracts with its suppliers, but considers its relationships with suppliers to be satisfactory and believes that adequate alternative sources of supply are available.

EUROPE
As in other areas, manufacturing and operational issues faced in the U.S. are also present in Europe. The European operations has challenged and rationalized the mission of each manufacturing location allowing for the realization of significant synergies and identified areas for further cost reductions and improved efficiencies for 1996.


ACQUISITIONS
During 1995, the company made eight acquisitions for $31 million in cash which extended or added new product lines as well as expanded distribution capabilities, without increasing its debt-to-equity ratio which remains at .6 to
1. As a result of our unending search for opportunities, coupled with the industry trend toward consolidation, numerous acquisition opportunities were evaluated in 1995. The company focuses on acquisitions which fulfill the following objectives:

Tactical.   Grow market share or extend current product lines.
            - Special Health  Systems  (Canada) - designer and  manufacturer of planar  seating and  positioning  systems for wheelchairs.
            - Paratec (Switzerland) - manufacturer of active
              wheelchairs sold under the Kuschall name.
            - PinDot  Products, (Northbrook,  Illinois) - designer,
              manufacturer and distributor of contour, custom seating systems.
Strategic.  Enter new market segments that complement existing businesses or utilize our distribution strength.
            - Patient Solutions (San Diego, California) - manufacturer of ambulatory infusion pumps.
            - Medical  Equipment  Repair  Service  (Sarasota,  Florida)  -
              aftermarket oxygen concentrator parts and repair service, as well as supplier of other related respiratory equipment.
Geographic. Enables rapid entry into new foreign markets.
            - Group  Pharmaceutical (New  Zealand) - distributor  of
              Invacare  prescription  wheelchairs  and other rehab products.
            - Thompson Rehab (New Zealand) - manufacturer  and distributor of manual and power  wheelchairs.
            - Bencraft (England)  - manufacturer  of  wheelchairs
              and  specialty seating systems and cushions.

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

In the U.S. the growth of health care costs has increased at rates in excess of the rate of inflation and as a percentage of GDP for more than four decades. A number of efforts to control the federal deficit have impacted reimbursement guidelines for government sponsored health care programs and often changes in federal programs are imitated by private insurance companies. Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain and thus affect the product mix, pricing and payment patterns of our dealers.

Congress, in their efforts to balance the federal budget, continue to propose Medicare and Medicaid cuts to accomplish this task. Cuts in Medicare are projected at $200 to $250 billion over a seven year period. The cuts proposed would affect oxygen reimbursement and the elimination of cost of living increases in reimbursement levels. Invacare believes the cuts currently proposed are manageable as they are not disproportionate to the overall budget. Congress is serious about reducing health care costs and is interested in cost effective alternatives such as home care. The company believes that home health care is a viable solution to reducing health care costs.

Invacare will continue its pro-active efforts on improving public policy affecting home health care and believes that it gives us a competitive advantage over other HME manufacturers who are forced to react to change instead of helping to direct change.

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


BACKLOG
The company generally manufactures most of its products to meet near term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular products nor does it believe that backlog is a significant factor for its business.

EMPLOYEES
As of December 31, 1995, the company had approximately 3,740 employees.


(d)Financial Information About Foreign and Domestic Operations and Export Sales.

The company also markets its products for export to other foreign countries. The company had product sales in approximately 80 countries worldwide.

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

                                                      Ownership Or
                                                      Expiration           Renewal
Location                         Square Feet          Date of Lease        Options            Use
-----------------------------------------------------------------------------------------------------------

North America
Atlanta, Georgia                      45,866             May 1997            none              Warehouse

Auckland, New Zealand                 11,244             March 1996          one (2 yr.)       Manufacturing

Auckland, New Zealand                 11,959             March 2003          one (5 yr.)       Distribution

Auckland, New Zealand                 24,750             December 1997       two (2 yr.)       Distribution

Aurora, Ontario                       25,125             September 1997      one (5 yr.)       Manufacturing and offices

Carmel, New York                      13,900             July 1998           none              Manufacturing and offices

Cerritos, California                  47,366             May 1996            none              Warehouse

Christchurch, New Zealand             48,178             April 1998          one (2 yr.)       Manufacturing and offices

Concord, Ontario                      22,000             February 19         none              Manufacturing and offices

Edison, New Jersey                    32,207             November 1996       one (3 yr.)       Warehouse and sales office

Elyria, Ohio
   - Taylor Street                    145,344            Own                 -                 Manufacturing and offices

   - Cleveland Street                 226,998            September 1999      one (5 yr.)       Manufacturing and offices

Grand Prairie, Texas                  43,754             December 1998       one (3 yr.)       Warehouse

Kirkland, Quebec                      26,500             December 1996       one (2 yr.)       Warehouse

McAllen, Texas                        12,000             March 1997          none              Warehouse

Mississauga, Ontario                  81,004             January 2005        none              Manufacturing, warehouse and offices

North Ridgeville, Ohio                139,200            Own                 -                 Manufacturing warehouses and offices

Northbrook, Illinois                  27,458             June 1999           two (3 yr.
                                                                                & 2 yr.)       Manufacturing and offices

Pinellas Park, Florida                12,000             June 1996           three (1 yr.)     Wheelchair manufacturing and offices

Reynosa, Mexico                       70,400             Own                 -                 Wheelchair and patient aid
                                                                                               manufacturing and offices

Sacramento, California                26,900             February 1998       none              Wheelchair parts and accessories
                                                                                               manufacturing, warehouse and offices


                                                       Ownership Or
                                                       Expiration            Renewal
Location                          Square Feet          Date of Lease         Options         Use
------------------------------------------------------------------------------------------------------------------------
San Diego, California                  5,940                 May 1997          none          Manufacturing and offices

Sanford, Florida                       7,485                 June 1996         one (1 yr.)   Warehouse

Sanford, Florida                       113,034               Own               -             Manufacturing and offices

Sarasota, Florida                      15,450                March 1998        five (5 yr.)  Manufacturing, warehouse and offices

Tonawanda, New York                    4,700                 April 1998        none          Warehouse and offices

Delta, British Columbia                6,900                 January 2000      none          Warehouse & offices

Europe
Allschwill, Switzerland                36,000                Own               -             Manufacturing and offices

Anthony, France                        7,126                 April 2000        one (3 yr.)   Warehouse and offices

Askersund, Sweden                      10,000                November 1998     one (1 yr.)   Warehouse

Bad Oeynhousen, Germany                76,600                June 1998         one (3 yr.)   Manufacturing, warehouse and offices

Birmingham, England                    13,000                Own               -             Warehouses and offices

Birmingham, England                    19,378                Own               -             Manufacturing and offices

Bridgend, Wales                        131,522               Own               -             Manufacturing and offices

Fondettes, France                      86,000                November 2007     none          Manufacturing

Fondettes, France                      104,500               Own               -             Manufacturing, warehouse and offices

Girona, Spain                          13,600                November 2004     (1 yr.)       Warehouse and offices

Spanga, Sweden                         2,000                 April 1999        none          Offices


Item 3.  Legal Proceedings.

Invacare is a defendant in a number of product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All these actions have been referred to the company's insurance carriers and are being vigorously contested. The primary carrier for the first $2 million of insurance coverage per claim is a subsidiary of the company which was established in September 1986 to provide the first layer of product liability insurance for the company. The company has additional layers of coverage insuring up to $50 million in annual aggregate losses arising from individual losses that exceed $2 million. Management does not believe that the outcome of any of these actions will have a material adverse effect upon its business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.*

The following table sets forth the names of the executive officers of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name                                          Age               Position
------                                        ------            -----------
A. Malachi Mixon, III                         55                Chairman of the Board of Directors, President and
                                                                Chief Executive Officer

Gerald B. Blouch                              49                Chief Operating Officer

Joseph B. Richey, II                          59                President - Invacare Technologies & Invacare Senior Vice
                                                                President - Total Quality Management

Thomas R. Miklich                             48                Chief Financial Officer, General Counsel, Treasurer
                                                                and Corporate Secretary

Benoit Juranville                             47                President - Invacare Europe

Richard A. Sayers, II                         44                Vice President - Human Resources

Louis F.J. Slangen                            48                Senior Vice President - Sales & Marketing

M. Louis Tabickman                            51                Group Vice President Rehab Products

Thomas J. Buckley                             47                Group Vice President Standard Products

A. Malachi Mixon, III has been President and Chief Executive Officer and a Director of the company since December 1979 and Chairman of the Board since September 1983.

Gerald B. Blouch was named Chief Operating Officer in December 1994 and has been Chairman - Invacare International since December 1993. Previously, Mr. Blouch was President - Home Care Division from March 1994 to December 1994 and Senior Vice President - Homecare Division from September 1992 to March 1994. Mr. Blouch served as Chief Financial Officer from May 1990 to May 1993 and Treasurer from March 1991 to May 1993.

Joseph B. Richey, II has been a Director since 1980 and in September 1992 was named President-Invacare Technologies and Senior Vice President - Total Quality Management. Previously, Mr. Richey was Senior Vice President of Product Development from July 1984 to September 1992, Senior Vice President and General Manager of North American Operations from September 1989 to September 1992.

Thomas R. Miklich has been Chief Financial Officer, General Counsel and Treasurer since May 1993 and in September 1993 was named Secretary. Previously, Mr. Miklich was Executive Vice President and Chief Financial Officer of Van Dorn Company from 1991 to 1993, and Chief Financial Officer of The Sherwin-Williams Company from 1986 to 1991.

Benoit Juranville has been President - Invacare Europe since December 1993 and previously was President of Poirier S.A. which was purchased by Invacare in 1992. He was added to the company's Executive Committee in December of 1994. From 1983 through 1992, Mr. Juranville was Chairman of the Board and Managing Director of Poirier, S.A.

Richard A. Sayers, II has been Vice President - Human Resources since July 1991. Mr. Sayers was Vice President and General Manager - Aftermarkets Parts Division from September 1992 to August 1995. From 1989 to July 1991, Mr. Sayers was Vice President of Human Resources for the Steering Systems group of TRW Inc.

Louis F. J. Slangen was named Senior Vice President - Sales & Marketing in December 1994 and from September 1989 to December 1994 was Vice President - Sales and Marketing. Mr. Slangen was previously President - Rehab Division from March 1994 to December 1994 and Vice President and General Manager - Rehab Division from September 1992 to March 1994.

     M. Louis Tabickman was named Group Vice President - Rehab Products in August 1995. Mr. Tabickman has been an officer since July 1985 and was named President - Invacare Canada in March, 1994. Previously, Mr. Tabickman was Vice President & General Manager - Power Business Unit from December 1994 to August 1995, Vice President and General Manager - Invacare Canada from September 1992 to March 1994 and Vice President and General Manager of Service and Distribution from July 1985 until September 1992.

     Thomas J. Buckley was named Group Vice President - Standard Products in August 1995. Mr. Buckley was previously General Manager of Manual Wheelchairs from December 1994 to August 1995. From November 1993 to December 1994 Mr. Buckley was the Business Unit Leader of the Bed Products and Pressure Relief Business Units. Before this period, Mr. Buckley served as Director of Distribution.

      *  The  description  of  executive   officers  is  included   pursuant  to
Instruction 3 to section (b) of Item 401 of Regulation S-K.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Invacare's Common Shares, without par value, are traded over-the-counter in the NASDAQ National Market System under the symbol IVCR. Ownership of the company's Class B Common Shares cannot be transferred, except, in general, to family members. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The approximate number of record holders of the company's Common Shares and Class B Common Shares at February 28, 1996 was 2,048 and 40 , respectively. The closing sale price for the Common Shares on February 28, 1996 as reported by NASDAQ, was $24.50 . The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares in each of the two most recent fiscal years are as follows:


                                                                                       1995*                    1994*
                                                                                       -----                    -----
                                                                               High             Low         High        Low
                                                                               -----           -----      -----        -----
                                      December 31                            $29.75          $21.25       $18.13       $13.63
                                      September 30                            24.00           19.25        15.88        13.38
                                      June 30                                 21.88           17.63        14.50        12.63
                                      March 31                                18.13           16.13        14.75        12.88

* All share prices are adjusted to reflect the 2 for 1 stock split which occurred on October 16, 1995.

During 1995, the Board of Directors for Invacare Corporation declared dividends of $.0375 per Common Share. For information regarding limitations on the payment of dividends in the company's loan and note agreements, see Long Term Obligations in the Notes to the Consolidated Financial Statements of the company. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.

Item 6.  Selected Financial Data.

                                          1995               1994          1993            1992             1991          1990
                                          ------------------------------------------------------------------------------------
                                                           (In thousands except per share data and ratio data)

Earnings
Net Sales                                 $504,032       $411,123      $365,457        $305,171         $263,181      $229,797
Income from Operations                      54,144         43,736        36,870          27,567           23,628        16,750
Net Earnings                                32,165         26,377        22,110          17,739           14,128         7,610
Earnings per Share *                          1.07            .89           .75             .63              .53           .33
Dividends per Common Share*                 .03750         .01875             -               -                -             -

Balance Sheet
Current Assets                            $204,685       $180,435      $156,191        $151,934         $119,814      $103,810
Total Assets                               408,750        338,109       286,367         262,412          162,349       138,338
Current Liabilities                         84,936         67,667        60,913          68,226           42,056        42,801
Working Capital                            119,749        112,768        95,278          83,708           77,758        61,009
Long-Term Obligations                      122,456        105,528        90,351          78,648           31,795        51,506
Shareholders' Equity                       201,319        164,007       134,962         114,000           86,710        41,862

Other Data
Research and Development
   Expenditures                           $  9,002       $  7,651      $  6,840        $  5,251         $  4,518      $  3,343
Capital Expenditures, net of
   disposals                                11,027         12,217        11,961          17,301           11,396         8,600
Depreciation and Amortization               14,159         12,686        12,280          10,008            8,073         6,603

Key Ratios
Return on Sales                               6.4%           6.4%          6.0%            5.8%             5.4%          3.3%
Return on Average Assets                      8.6%           8.4%          8.1%            8.4%             9.4%          5.8%
Return on
Beginning                                    19.6%          19.5%         19.4%           20.5%            33.7%         23.7%
       Shareholders' Equity
Current Ratio                                2.4:1          2.7:1         2.6:1           2.2:1            2.8:1         2.4:1
Debt-to-Equity Ratio                          .6:1           .6:1          .7:1            .7:1             .4:1         1.2:1


 * As adjusted for the 2-for-1 splits effected in the form of a 100% share dividend in September 1991 and October 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1995 Versus 1994

     Net Sales. Net sales for 1995 increased 22.6% for the year with acquisitions accounting for 5.2% of the increase and a positive impact from currency translation of 2.7%. The sales increase of 14.7%, excluding acquisitions and the impact of foreign currency translation, was due primarily to increased unit volumes as competitive pressures caused prices to decline for most product lines during 1995. All product lines had sales gains for the year with power wheelchairs, respiratory, beds and personal care products posting the largest percentage increases. Sales growth was aided by the successful completion of supply contracts with several major national providers late in 1995. It is believed these arrangements will provide additional sales momentum as we enter 1996. The company achieved its long-term goal of reaching $500 million in sales and set a new long-term goal of reaching $1 billion in sales by the year 2000.


North America

Rehab Group. Sales of the Rehab Group, which consists of the power wheelchairs, custom manual wheelchairs and seating and positioning business units, increased 38.4% for the year, with 9.3% of the increase due to the acquisition of Genus Medical, Inc., PinDot Products, Inc. and Special Health Systems. All of the gain was due to unit volume growth as prices for the Group's products declined slightly during the year. The successful introduction in 1994 of the Action Storm Series(R) of power wheelchairs continued to lead the way as sales for the power business unit increased 42.6% with all of the improvement due to increased unit sales.

Sales of custom manual wheelchairs also showed strong sales growth of 13.5%, primarily due to the introduction of an adult tilt-in-space chair and continued strong market acceptance of the Action Patriot(R), a prescription manual wheelchair. Seating and positioning sales more than doubled, principally as a result of key strategic acquisitions made to complete this product line during 1995. The Group is now well-positioned for growth in this product area as the company will be able to market a full range of seating and positioning products. The acquisitions also provide opportunities for product line consolidations as well as manufacturing synergies in 1996.

Standard Products Group. Sales of the Standard Products Group, which consists of the manual wheelchairs/patient transport, personal care, beds and low air loss therapy business units, increased 15.4%. The Group had a significant unit volume increase as prices for the Group's product lines declined due to significant competitive pricing pressures. The beds and personal care product lines each posted sales increases of over 19%, while low air loss therapy grew more than 40% for the year despite governmental cuts in reimbursement policies near the end of 1995.

Respiratory Group. Sales of the Respiratory Group, which consists of the oxygen concentrator, liquid oxygen, aerosol therapy and associated respiratory products business units, increased 21.8% for the year. Volume increases were significantly greater than the overall sales increases as the Group experienced significant pricing pressure in 1995, particularly in the oxygen concentrator product line. The wide acceptance of the company's SensO2 concentrator and the continued growth of business with large national accounts, as well as independent providers, led to the increase.

     Other. The Other Group, consisting primarily of the company's Canadian operation, aftermarket parts business, electronic controls for power products and ambulatory infusion pumps had a 19.8 % sales increase for the year. The acquisition of Patient Solutions, Thompson Rehab, GP Healthcare and M.E.R.S. contributed 10.6% to the increase. The company's Canadian operation had a strong year with sales up 17.2% despite tightened government reimbursement policies introduced in 1994. This gain was offset by a flat year in sales at Dynamic Controls, the company's electronic wheelchair controller business, due primarily to the loss of a large customer who is also a major competitor to the company. In early 1996, the company completed the acquisition of Frohock-Stewart Inc., a manufacturer of personal care products with distribution primarily through mass retailers and Healthtech, a manufacturer of nursing home beds with distribution in the extended care institutional market. These acquisitions will open up a new channel for growth for the company's products.

Europe. European sales increased 30.1%, with acquisitions accounting for 12.5% of the increase. Foreign currency translation also had a positive effect on the reported sales increase contributing 11.2% to the improvement. Sales increased in almost all product lines, with power wheelchairs and patient aid sales particularly strong. Competitive pricing pressure was also experienced in Europe, limiting the company's ability to increase prices. The sales gain was achieved with European operations currently selling a limited line of products. A key focus for future growth will be the introduction of product lines that mirror North American operations.

Gross Profit. Gross profit as a percentage of net sales improved to 33.0% from 32.4% last year, despite significant pricing pressures in the marketplace and raw material cost increases. The principal factors leading to the improvement were productivity gains, improved manufacturability of products resulting from design changes and cost reductions arising out of material substitutions. The company's efforts in realigning production among its facilities and consolidating certain processes continues to help improve productivity and efficiency and reduce costs.

North American margins were basically flat with last year as improved manufacturing productivity and reduced distribution costs were offset by the competitive pricing environment, raw material cost increases and a shift in product mix. Excluding businesses acquired, North American margins showed a slight improvement for the year.

Gross profit in Europe improved to 33.2% from 30.3% in 1994. Increased volume, continued manufacturing productivity improvements and a shift in product mix contributed to the increase.

Inventory turns and service levels continued to improve in both the North American and European operations, contributing to the gross margin improvement. The company's focus on implementation of a global manufacturing strategy and further consolidation of purchasing leverage will provide the cost reductions and productivity improvements necessary for future profitability.

Selling, General and Administrative. Selling, general and administrative expense as a percentage of net sales was 22.3% in 1995 compared to 21.7% in 1994. The dollar increase was $22,823,000 or 25.5%. Acquisitions increased selling, general and administrative costs by approximately $8,000,000 for the year, representing 9.0% of the percentage increase. The businesses acquired operated with a significantly higher selling, general and administrative expense as a percent of sales ratio, resulting in the overall higher percentage of sales ratio for the company in 1995. It is expected that the ratio for the acquired businesses will decline as they are integrated into the company.

     North American operations' selling, general and administrative costs increased as a percent of sales to 21.6% from 21.3% last year. Excluding acquisitions, these costs were lower than last year as a percent of sales as increased spending on sales and marketing programs were offset by administrative cost reductions. The company believes the investments made in sales and marketing programs, primarily related to brand strategy and clinical application specialists, will have a positive impact on future growth opportunities.

European operations' selling, general and administrative expenses, as a percentage of sales, increased to 24.3% from 23.4% in 1994. Acquisitions accounted for all of the percentage increase. The dollar increase was a result of spending required to build the infrastructure needed to implement a full-line product strategy in Europe which caused the spending, excluding acquisitions, to increase 16.7% for the year. The company believes the infrastructure investments in Europe provides the organizational structure required to support future growth as well as a full-line product strategy.

     Interest. Interest income in 1995 increased to $7,276,000 from $6,373,000 last year, a 14.2% increase. The increase was due to increased financing incurred by the company's finance subsidiary as a result of higher average outstanding installment loans. Interest expense increased to $9,575,000, 16.3%, primarily as a result of the additional borrowings incurred to fund the 1995 acquisition activity. The company's debt- to-equity ratio remained at .6 to 1. It is anticipated that the company's interest expense, in the absence of additional acquisitions or significant increases in borrowing rates, will decline due to the company's strong cashflows from operations.

Income Taxes. The company had an effective tax rate of 38.0% in 1995 compared to 37.0% in 1994. See Income Taxes in the Notes to Consolidated Financial Statements for further discussion.

Research and Development. The company continues to increase its research and development activities to maintain its competitive advantage . Research and development expenditures increased to $9,002,000 from $7,651,000 in 1994. The expenditures declined slightly as a percent of sales, principally as a result of acquisitions. The businesses acquired spent less on research and development as a percent to sales than the company, however future spending for these businesses are anticipated to be more in line with the company's spending levels. Research and development activities are focused on new and enhanced products, as well as new designs and processes that reduce cost and improve manufacturability.

1994 Versus 1993

Net Sales. Net sales for 1994 increased 12.5% over 1993 with 1994 acquisition activity accounting for less than 1% of the increase. Foreign currency translation had a negative impact on the reported sales increase of approximately 1% due to the relative strength of the dollar as compared to those currencies. The sales increase was primarily the result of increased unit volumes as the pricing environment for most product lines was extremely competitive during the year.

North America

Rehab Group. Sales of this Group increased 10.9% over 1993 due principally to the successful introduction of the Action Storm Series(R) of power wheelchairs, the introduction of the Action Power Tiger(R), a pediatric power wheelchair with tilt-in-space features and the 1993 introduction of the Action Patriot(R). Sales of the power and custom manual wheelchair product lines increased 10.4% and seating and positioning products over 25.0%.

Standard Products Group. Sales of this Group increased 5.3% over 1993 as sales of beds, personal care and therapeutic support surfaces product lines were strong. The company's bed products were favorably impacted by a shift in product mix to semi-electric beds from manual beds. Therapeutic support surfaces showed significant gains as a result of a full-year of sales for this product line that was acquired in July, 1993. The sales gain for this Group was offset by lower sales in manual wheelchairs as a result of an aggressive competitive pricing environment, and to a lesser extent, tightening Medicare reimbursement guidelines.

Respiratory Group. Sales of the Group increased 53.9% for the year due primarily to the ongoing success of new products, principally the SensO2 (TM) oxygen concentrator and the introduction of liquid oxygen systems.

Other Group. Sales of this Group increased 23.5% primarily due to the first full year of sales for Dynamic Controls, a manufacturer of electronic controllers for power wheelchairs, that was acquired in June, 1993. The increase was offset by a 4.8% decline in sales for the company's Canadian operations, as strict government reimbursement policies were implemented due to a sluggish economy. The weak Canadian dollar also negatively impacted sales, as reported in U. S. dollars, by 5.8%.

Europe. European sales increased 8.6% over 1993, as a result of increased market focus, new and expanded product offerings and the improving economy. The success of the Action 2000LT manual wheelchair, the European version of the Action Patriot(R), and increased volume in patient aids marketed under the OPALE name contributed significantly to the sales increase. Significant competition, especially in power wheelchairs, played an important role in limiting price increases. European currencies, when compared to the dollar, negatively impacted European sales by less than 1%.

Gross Profit. Gross profit as a percentage of net sales was 32.4% in 1994 and 1993. The gross profit percentage was maintained as competitive pricing pressures and inflationary cost increases were offset by increased manufacturing efficiencies resulting from productivity improvements and capital expenditures to modernize equipment and processes. Increasing volumes and the effect of style and design changes made to major product groups contributed to margin to a lesser extent.

North American gross profit declined in 1994. Improved inventory management and increased manufacturing efficiency and productivity were offset by a shift in product mix and the continued competitive pricing environment for most of our product categories. Sluggish sales for the company's Canadian operations and the weak Canadian dollar also had a negative impact on North American margins for 1994.

The gross profit in Europe improved from 29.3% in 1993 to 30.3% in 1994. A focus on manufacturing process improvements coupled with the production of the Action 2000LT in our European operations contributed to the increase.

Selling, General and Administrative. Selling, general and administrative expense as a percentage of net sales was 21.7% for 1994 compared to 22.3% for 1993, as a result of a focus on productivity and cost containment. The 9.4% dollar increase was a result of spending required to support increased sales volume and expanded operations and relates principally to increased wages, benefits and administrative costs associated with a larger workforce.

North American selling, general and administrative costs decreased as a percent of sales in 1994 due to cost containment efforts. Actual spending increased, in part due to a full year effect of prior year acquisitions which occurred mid year during 1993 and additional costs incurred to complete the realignment of several operating units during 1994.

European selling, general and administrative expenses increased slightly as a percentage of sales mainly as a result of increased sales activity.

     Interest. Interest income in 1994 increased 21.3% over 1993, principally due to increased financing income from the company's financing subsidiary as a result of greater installment loan volumes. Interest expense decreased from 1993 as a result of lower borrowing costs offset somewhat by increased borrowing levels. The increased borrowings were a result of the above mentioned financing activity and the funding of acquisitions during 1994.

Income Taxes. The company had an effective tax rate of 37.0% in 1994 compared to an effective rate of 34.0% in 1993, primarily because of the aggregate impact of adoption of the liability method in 1993.

Research and Development. Research and development expenditures increased 11.9% to $7,651,000 in 1994 compared to $6,840,000 in 1993.

INFLATION

Although the company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The company attempts to minimize or offset the effects through increased sales volume, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures. In 1995 and 1994, the company was able to offset most of the impact of price increases from suppliers by productivity improvements and other cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Obligations in the Notes to Consolidated Financial Statements) and working capital management. The company maintains various bank lines to finance its worldwide operations. In 1994, the company completed a $200,000,000 multi-currency long-term financial agreement which expires in December, 2000. Additionally, the company maintains various other demand lines of credit representing a U.S. dollar equivalent for these demand lines approximating $27,000,000 as of December 31, 1995. The facilities have been and will continue to be used to fund the company's domestic and foreign working capital, capital expenditures and acquisition requirements. As of December 31, 1995, the company had approximately $145,000,000 available under its various lines of credit.

The company's borrowing arrangements contain covenants with respect to net worth, dividend payments, working capital, funded debt to capitalization, interest coverage and leverage, as defined in the company's bank agreements and agreements with its note holders. The company is in compliance with all covenant requirements. Under the most restrictive covenant of the company's borrowing arrangements, the company may borrow up to an additional $258,000,000.

CAPITAL EXPENDITURES

Although there are no material capital expenditure commitments outstanding as of December 31, 1995, the company expects to invest in capital projects at a rate equal to at least depreciation and amortization of capital. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing capabilities, will be sufficient to meets its operating cash requirements and fund required capital expenditures in the foreseeable future.

CASH FLOWS

     Cash flows provided by operating activities were $43,721,000, compared to $31,514,000 last year. The 38.7% improvement was provided principally from the increased profitability for the year.

Improved inventory management and the increase in accrued expenses were offset by higher receivables and lower accounts payable balances. The changes in operating assets and liabilities are not apparent from the face of the balance sheet as funds expended for assets acquired through business acquisitions are accounted for in the investing activities section of the Consolidated Statement of Cash Flows.

     Cash flows required for investing activities increased by $17,924,000 or 47.0%. Acquisition activity resulted in increased cash used by $22,414,000. The increase was offset primarily by lower net installment contracts written and lower other investment activity.

Cash flows provided by financing activities were $8,594,000 in 1995 compared to $4,161,000 in 1994. The increase resulted from higher net borrowings required to support the heightened acquisition activity.

In addition to acquisition activities, the effect of foreign currency translation results in amounts being shown for cash flows in the Consolidated Statements of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

STOCK SPLIT

On August 21, 1995, the board of directors declared a two for one stock split to be distributed in the form of a 100% stock dividend. Shareholders of record on October 2, 1995 received one additional Common Share for each Common Share held on that date. The additional shares were distributed on October 16, 1995.

DIVIDEND POLICY

It is the company's policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $.05 per Common Share and it is not anticipated that this will change materially as the company continues to have available significant growth opportunities through internal development and acquisitions. For the year, $.0375 dividends per Common Share were declared, adjusted for the two for one stock split.

Item 8.  Financial Statements and Supplementary Data.

     Reference  is made to the  Report  of  Independent  Auditors,  Consolidated
Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity, Notes to Consolidated Financial Statements and Financial Statement Schedules which appear on pages FS-1 to FS-17 of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by Item 10 as to the Directors of the company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A. Information required by
Item 10 as to the Executive Officers of the company is included in Part I of this Report on Form 10-K.

Item 11.  Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Directors" in the company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.





Item. 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.
                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Financial Statements

The following financial  statements of the company are included in Part II, Item
8:

(a)(1) Financial Statements.
       Consolidated Statement of Earnings - years ended December 31, 1995, 1994 and 1993

       Consolidated Balance Sheet - December 31, 1995 and 1994

       Consolidated Statement of Cash Flows - years ended December 31, 1995, 1994 and 1993

       Consolidated Statement of Shareholders' Equity - years ended December 31, 1995, 1994 and 1993

       Notes to Consolidated Financial Statements

(a)(2)Financial Statement Schedules.
      The following  financial  statement schedule of the company is included in
      Part II, Item 8:

      Schedules

      Schedule II - Valuation and Qualifying Accounts

      All other  schedules have been omitted  because they are not applicable or
not  required,   or  because  the  required   information  is  included  in  the
Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.
       See Exhibit Index at page number I-19 of this Report on Form 10-K.

(b)    Reports on Form 8-K.
       None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1996.

                                     INVACARE CORPORATION


                               By    /S/ A. Malachi Mixon, III
                               -------------------------------

                               A. Malachi Mixon, III Chairman of the Board of Directors, President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1996.


      Signature                                Title
      ---------                                ---------
/S/ A. Malachi Mixon, III                  Chairman of the Board of Directors, President and
--------------------------                 Chief Executive Officer (Principal Executive Officer)
 A. Malachi Mixon, III


/S/ Thomas R. Miklich                      Chief Financial Officer, General Counsel, Treasurer
--------------------------                 and Corporate Secretary
Thomas R. Miklich


/S/ Francis J. Callahan, Jr.               Director
--------------------------
Francis J. Callahan, Jr.


/S/ Frank B. Carr                          Director
--------------------------
Frank B. Carr


                                           Director
--------------------------
Michael F. Delaney


                                           Director
--------------------------
Whitney Evans


/S/ Dan T. Moore, III                      Director
--------------------------
Dan T. Moore, III


/S/ E. P. Nalley                           Director
--------------------------
E. P. Nalley


/S/ Joseph B. Richey, II                    Director
--------------------------
Joseph B. Richey, II


/S/ William M. Weber                        Director
--------------------------
William M. Weber


                              INVACARE CORPORATION
                  Report on Form 10-K for the fiscal year ended
                               December 31, 1995.

                                  Exhibit Index
                                  -------------
Official
Exhibit No      Description                                                                               Sequential Page No.
-----------------------------------------------------------------------------------------------------------------------------
3(a)       -    Amended and Restated Articles of Incorporation, as amended                                 (A)
                through May 29, 1987

3(b)       -    Code of Regulations, as amended on April 7, 1984                                           (B)

4(a)       -    Specimen Share Certificate for Common Shares, as revised                                   (H)

4(b)       -    Specimen Share Certificate for Class B Common Shares                                       (H)

4(d)       -    Rights agreement between Invacare Corporation and Rights Agent                             (T)
                dated as of July 7, 1995

10(a)      -    Stock Option Plan, adopted in February 1984                                                (B)*

10(b)      -    Amendment to Stock Option Plan, adopted in May 1987                                        (C)*

10(c)      -    Amendment to Stock Option Plan, adopted in May 1988                                        (D)*

10(d)      -    Amendment to Stock Option Plan, adopted in May 1991                                        (I)*

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

10(l)      -    Interest Rate Swap Agreement dated as of July 6, 1989                                      (F)

10(p)      -    Form of Indemnity Agreement entered into by and between the company                        (H)
                and certain of its Directors and officers and Schedule of all such
                Agreements with current Directors and officers

10(r)      -    Master Note, between Invacare Corporation and Sanwa Bank, Limited                          (J)

10(s)      -    Employees' Stock Bonus Trust and Plan as amended and restated effective                    (G) *
                January 1, 1988 and as amended on April 13, 1988, April 3, 1990, and May 24, 1991.

10(t)      -    Profit Sharing and Savings Trust and Plan effective as of January 1, 1988                  (G) *
                and as amended on November 28, 1988, September 12, 1990, October 9, 1990,
                and May 24, 1991.

10(u)      -    Agreement between Invacare Corporation and Weber, Wood, Medinger, Inc.                     (J)

10(v)      -    Real Property Purchase Agreement by and between Invacare Corporation and                   (N)
                Taylor Street limited partnership.

10(z)      -    Note Agreement dated February 1, 1993 among Invacare Corporation and five                   (P)
                purchasers of an aggregate of $25,000,000, 7.45% Senior Notes due February 1, 2003.

10(aa)     -    Amendments to Stock Option Plan adopted in May 1992.                                        (M) *

10(ab)     -    1992 Non-Employee Directors Stock Option Plan adopted in May 1992.                          (K)

10(ac)     -    Deferred Compensation Plan for Non-Employee Directors, adopted in May 1992.                 (L)

10(ad)     -    Shares Purchase and Contribution Agreement dated July 27, 1992.                             (O)

10(af)     -    Invacare Corporation 1994 Performance Plan approved January 28, 1994.                       (Q) *

10(ag)     -    Real  Property   Purchase   Agreement  between  Mobilite  Building
                Corporation (a newly (S) formed subsidiary of Invacare Corporation as                       (R)
                of February 15, 1994) and I-M Associates,
                LTD. dated February 28, 1994.

10(an)     -    Loan Agreement dated as of December 20, 1994 among Invacare Corporation and                 (S)
                certain subsidiaries and NBD Bank, N.A., as agent.

21         -    Subsidiaries of the company.

23         -    Consent of Independent Accountants.

27         -    Financial data schedule.

99(a)      -    Executive Liability and Defense Coverage Insurance Policy.                                  (H)



      *    Management contract, compensatory plan or arrangement

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

(E) Reference is made to the appropriate exhibit of the company's Form 8 Amendment No. 1 (filed on September 23, 1987) to its Registration Statement on Form 8-A (Reg. No. 0-12938, effective as of October 21,
         1986),  which exhibitis incorporated herein by reference.

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

(I) Reference is made to Exhibit A of the company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 24, 1991, which exhibit is incorporated herein by reference.

(J) Reference is made to the appropriate exhibit of the company's report on Form 10-K for the fiscal year ended December 31, 1991, as amended, which is incorporated herein by reference.

(K) Reference is made to Exhibit A of the company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which exhibit is incorporated by reference.

(L) Reference is made to Exhibit B of the company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which exhibit is incorporated by reference.

(M) Reference is made to Exhibit C of the company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which exhibit is incorporated by reference.

(N) Reference is made to the appropriate exhibit of the company's report on Form 10-Q for the quarter ended June 30, 1992, which is incorporated herein by reference.

(O) Reference is made to Exhibit 2 of the company's report on Form 8-K, dated October 29, 1992, which is incorporated herein by reference.

(P) Reference is made to the appropriate exhibit of the company's report on Form 10-K for the fiscal year ended December 31, 1992, which exhibit is incorporated herein by reference.

(Q) Reference is made to Exhibit A of the company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 23, 1994, which Exhibit is incorporated by reference.

(R) Reference is made to the appropriate Exhibit of the company's report on Form 10-K for the fiscal year ended December 31, 1993, which Exhibit is incorporated herein by reference.

(S) Reference is made to the appropriate Exhibit of the company's report on Form 10-K for the fiscal year ended December 31, 1994, which Exhibit is incorporated herein by reference.

(T) Reference is made to Exhibit 1 of the company's report on Form 8-A, dated July 18, 1995, which is incorporated herein by reference.

                         Report of Independent Auditors



Shareholders and Board of Directors
Invacare Corporation


We have audited the accompanying consolidated balance sheet of Invacare Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14 (a)(2). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                ERNST & YOUNG LLP




Cleveland, Ohio
February 1, 1996

CONSOLIDATED STATEMENT OF EARNINGS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                       Years Ended December 31,
                                                                               1995            1994              1993
                                                                               --------------------------------------
                                                                                (In thousands, except per share data)
               Net sales                                                     $504,032        $411,123        $365,457
               Cost of products sold                                          337,719         278,041         246,953
                                                                              -------         -------         -------

                    Gross Profit                                              166,313         133,082         118,504

               Selling, general and administrative expense                    112,169          89,346          81,634
                                                                              -------          ------          ------

                    Income from Operations                                     54,144          43,736          36,870

               Interest income                                                  7,276           6,373           5,255
               Interest expense                                                (9,575)         (8,232)        (8,615)
                                                                             ---------         -------        -------

                    Earnings before Income Taxes                               51,845          41,877          33,510

               Income taxes                                                    19,680          15,500          11,400
                                                                               ------          ------          ------

                    Net Earnings                                             $ 32,165        $ 26,377        $ 22,110
                                                                             ========        ========        ========

                    Net Earnings per Share                                   $   1.07       $     .89        $    .75
                                                                             =========       =========       =========

                    Weighted Average Shares Outstanding                        30,077          29,696          29,475
                                                                             ========        =========       =========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                             December 31,
                                                                                        1995                1994
                                                                                       -------------------------
                                                                                            (In thousands)
Assets

Current Assets
   Cash and cash equivalents                                                       $   4,132           $   7,359
   Marketable securities                                                               2,437               3,044
   Trade receivables, net                                                             93,592              76,280
   Installment receivables, net                                                       37,074              33,723
   Inventories                                                                        54,468              49,982
   Deferred income taxes                                                               6,831               4,088
   Other current assets                                                                6,151               5,959
                                                                                     ---------------------------
      Total Current Assets                                                           204,685             180,435

Other Assets                                                                          36,581              28,840
Property and Equipment, net                                                           65,078              55,919
Goodwill, net                                                                        102,406              72,915
                                                                                      ---------------------------
      Total Assets                                                                  $408,750            $338,109
                                                                                     ===========================
Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                                                 $ 33,805            $ 29,882
   Accrued expenses                                                                   45,097              34,234
   Accrued income taxes                                                                5,821               3,225
   Current maturities of long-term obligations                                           213                 326
                                                                                     ---------------------------
      Total Current Liabilities                                                       84,936              67,667

Long-Term Obligations                                                                122,456             105,528

Deferred Income Taxes                                                                     39                 907

Shareholders' Equity
   Preferred Shares (Authorized 300 shares; none outstanding)                              0                   0
   Common Shares (Authorized 50,000 shares; 24,589 and
      22,289 issued in 1995 and 1994, respectively)                                    6,148               5,573
   Class B Common Shares (Authorized 12,000 shares;
      4,973 and 7,068, issued and outstanding in
      1995 and 1994, respectively)                                                     1,243               1,767
   Additional paid-in-capital                                                         66,890              63,671
   Retained earnings                                                                 130,100              99,086
   Adjustments to shareholders' equity                                                   993              (2,196)
   Treasury shares (311 and 303 shares in
   1995 and 1994, respectively)                                                      (4,055)              (3,894)
                                                                                     ---------------------------
      Total Shareholders' Equity                                                     201,319             164,007
                                                                                     ---------------------------

     Total Liabilities and Shareholders' Equity                                     $408,750            $338,109
                                                                                    =============================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                              Years Ended December 31,
                                                                                     1995              1994              1993
                                                                                ----------------------------------------------
                                                                                               (In thousands)
      Operating Activities
      Net earnings                                                                $ 32,165          $ 26,377          $ 22,110
      Adjustments to reconcile net earnings to net cash provided by operating activities:
                Depreciation and amortization                                       14,159            12,686            12,280
                Provision for losses on trade and installment receivables            1,379             1,461               386
                Provision for deferred income taxes                                 (3,321)               19             (775)
                Contribution of stock to employee benefit plan                           0                 0               451
      Changes in operating assets and liabilities:
                (Increase)/decrease in trade receivables                           (10,028)          (10,248)            3,879
                (Increase)/decrease in inventories                                   3,102            (3,219)            4,204
                Increase in other current assets                                    (2,681)               (7)          (1,673)
                Increase/(decrease) in accounts payable                             (1,427)            4,126           (9,046)
                Increase/(decrease) in accrued expenses                             10,373               319           (1,257)
                                                                                -----------------------------------------------
                    Net Cash Provided by Operating Activities                       43,721            31,514            30,559

      Investing Activities
          Purchases of property and equipment, net                                 (11,173)          (10,881)          (11,978)
          Proceeds from sale of property and equipment                                 146                60                17
          Installment contracts written                                            (50,908)          (49,492)         (42,344)
          Payments received on installment contracts                                40,705            33,012            29,908
          Marketable securities purchased                                           (4,307)             (350)          (2,102)
          Marketable securities sold                                                 4,927             1,440               480
          Business acquisitions, net of cash acquired                              (31,019)           (8,605)         (11,693)
          Increase in other investments                                             (2,246)           (4,143)          (4,849)
          Increase in other long term assets                                        (3,865)           (1,155)                0
          Other                                                                      1,689             1,987           (2,280)
                                                                                -----------------------------------------------
                    Net Cash Required by Investing Activities                      (56,051)          (38,127)         (44,841)

      Financing Activities
          Proceeds from revolving lines of credit and
            long-term  borrowings                                                   67,057            26,128            92,345
          Principal payments on revolving lines of credit,
            long-term debt and capital lease obligations                           (58,942)          (23,442)         (76,469)
          Proceeds from exercise of stock options                                    1,447             1,830               300
          Payment of dividends                                                        (968)             (355)                0
                                                                                ----------------------------------------------
                    Net Cash Provided by Financing Activities                        8,594             4,161            16,176

          Effect of exchange rate changes on cash                                      509               419             (683)
                                                                                ----------------------------------------------

          Increase/(decrease) in cash and cash equivalents                          (3,227)           (2,033)            1,211

          Cash and cash equivalents at beginning of year                             7,359             9,392             8,181
                                                                                ----------------------------------------------

          Cash and cash equivalents at end of year                                $  4,132          $  7,359          $  9,392
                                                                                ===============================================


See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

INVACARE CORPORATION AND SUBSIDIARIES

                                                                  1995                      1994                       1993
(In thousands)                                                    ----                      ----                       ----
                                                          Shares       Amount       Shares        Amount       Shares       Amount
                                                          -------------------------------------------------------------------------
Common Shares:
    Balance at beginning of year                          22,289    $   5,573       20,766     $   5,192       20,015    $   5,004
    Conversion of Class B Common Shares
      to Common Shares                                     2,095          524        1,268           317          563          141
    Issuance of Common Shares for acquisition                 77           19            0             0            0            0
    Exercise of stock options                                128           32          255            64          188           47
                                                        ---------------------------------------------------------------------------
    Balance at end of year                                24,589    $   6,148       22,289      $  5,573       20,766    $   5,192
                                                        ===========================================================================

Class B Common Shares:
    Balance at beginning of year                           7,068    $   1,767        8,337     $   2,084        8,900    $   2,225
    Conversion of Class B Common Shares
      to Common Shares                                    (2,095)        (524)      (1,269)         (317)        (563)        (141)
                                                        --------------------------------------------------------------------------

    Balance at end of year                                 4,973    $   1,243        7,068     $   1,767        8,337    $   2,084
                                                        ===========================================================================

Additional Paid-In Capital:
    Balance at beginning of year                                    $  63,671                   $ 61,709                 $  59,666
    Exercise of stock options                                           1,415                      1,962                     1,946
    Contribution of Common Shares
       to employee benefit plans                                            0                          0                        97
    Issuance of Common Shares for acquisition                           1,804                          0                         0
                                                        ---------------------------------------------------------------------------
    Balance at end of year                                          $  66,890                   $ 63,671                 $  61,709
                                                        ===========================================================================

Retained Earnings:
    Balance at beginning of year                                    $  99,086                   $ 73,242                  $ 51,132
    Net earnings                                                       32,165                     26,377                    22,110
    Dividend of $.0375 and $.01875 per Common
      Share in 1995 and 1994, respectively                             (1,078)                      (533)                        0
    Redemption of 1991 rights plan                                        (73)                         0                         0
                                                         --------------------------------------------------------------------------
    Balance at end of year                                          $ 130,100                   $ 99,086                  $ 73,242
                                                         ==========================================================================

Adjustments to Shareholders' Equity:
    Balance at beginning of year                                    $  (2,196)                  $ (3,570)                $  (1,671)
    Foreign currency translation adjustment                             2,965                      2,044                    (1,899)
    Marketable securities holding gain(loss), net of tax                  224                       (670)                        0
                                                        ---------------------------------------------------------------------------
    Balance at end of year                                          $     993                   $ (2,196)                $  (3,570)
                                                        ===========================================================================


Treasury Shares:
    Balance at beginning of year                           (303)    $  (3,894)         (289)    $ (3,695)         (202)  $  (2,356)
    Repurchase of treasury shares                            (8)         (161)          (14)        (199)         (123)     (1,693)
    Contribution of Common Shares
       to employee benefit plans                              0             0             0            0            36         354
                                                       ----------------------------------------------------------------------------

    Balance at end of year                                 (311)    $  (4,055)         (303)    $ (3,894)         (289)  $  (3,695)
                                                       ============================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES

Nature of Operations: Invacare Corporation and its subsidiaries (the "company") is the leading home medical equipment manufacturer in the world based on its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, motorized scooters, patient aids, home care beds, low air loss therapy products, home respiratory, ambulatory infusion pumps and seating and positioning products.

Principles of Consolidation: The consolidated financial statements include the accounts of the company and are prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Certain foreign subsidiaries are consolidated using a November 30 fiscal year end. All significant intercompany transactions are eliminated.

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the year ended December 31, 1995.

Marketable Securities: Current marketable securities are stated at market value, which approximates cost, and consist of short-term investments in repurchase agreements, government securities and certificates of deposit. Marketable securities with original maturities of less than three months are treated as cash equivalents.

Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The company has classified their marketable securities as available for sale in accordance with SFAS 115. The securities are carried at their fair value and net unrealized holding gains and losses, net of tax, are carried as a component of shareholders' equity.

Inventories: Inventories are at the lower of cost or market with cost principally determined for domestic manufacturing inventories by the last-in, first-out (LIFO) method. Market costs are based on the lower of replacement cost or estimated net realizable value. Non - domestic inventories and domestic finished products purchased for resale ($39,704,000 and $26,617,000 at December 31, 1995 and 1994 respectively) are stated at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method.

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

Estimated Liability for Future Warranty Cost: Certain of the company's products are covered by warranties against defects in material and workmanship for periods up to five years from the date of sale to the customer. A non-renewable warranty is also offered on certain products for a maximum period of five years. Components of certain products carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale and is periodically adjusted to reflect actual experience.

Research and Development: Research and development costs are expensed as incurred. The company's annual expenditures for product development and engineering were approximately $9,002,000, $7,651,000 and $6,840,000 for 1995,
1994 and 1993 respectively.

Revenue Recognition: The company recognizes revenue when the product is shipped and provides an appropriate allowance for estimated returns and adjustments.

Income Taxes: The company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities.

Net Earnings Per Share and Stock Split: On August 21, 1995, the board of directors of the company declared a two-for-one stock split to be distributed in the form of a 100% stock dividend on October 16, 1995 to shareholders of record on October 2, 1995. As a

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

result, all references to per share amounts, number of shares and market prices of the Common Shares have been adjusted to reflect the stock split.

Common Shares, Slass B Common Shares and the effects of dilutive stock options are included in calculating the weighted average shares outstanding.

     Foreign Currency Translation: Substantially all of the assets and liabilities of the company's foreign subsidiaries are translated into U.S. dollars at year end exchange rates. Revenues and expenses are translated at weighted average exchange rates. Gains and losses resulting from translation are included in the balance sheet caption "Adjustments to shareholders' equity".

Goodwill: The excess of the aggregate purchase price over the fair value of net assets acquired is amortized by use of the straight line method for periods from 20 to 40 years. The accumulated amortization was $7,094,000 and $4,418,000 at December 31, 1995 and 1994, respectively. The carrying value of goodwill is reviewed at each balance sheet date to determine whether goodwill has been impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows at such time an impairment in value of goodwill has occurred. Based on the company's review as of December 31, 1995, no impairment of goodwill was evident.

Advertising: Advertising costs are expensed as incurred and included in "Selling, general and administrative expenses". Advertising expenses amounted to $8,972,000, $5,487,000 and $6,304,000 for 1995, 1994 and 1993, respectively.

RECEIVABLES

     Trade receivables are net of allowances for doubtful accounts of $3,551,000 and $3,251,000 in 1995 and 1994, respectively.

Installment receivables as of December 31, 1995 and 1994 consist of the following:

                                                                   1995                                       1994
                                                                   Long-                                      Long-
                                                    Current        Term         Total        Current          Term         Total
                                                    ------------------------------------------------------------------------------
                                                                               (In thousands)
            Installment receivables                  $42,001     $21,698        $63,699        $38,224       $15,537       $53,761
            Less:
               Unearned interest                     (4,153)      (1,637)        (5,790)        (3,590)       (1,021)       (4,611)
               Allowance for doubtful accounts         (774)        (446)        (1,220)          (911)         (378)       (1,289)
                                                    ------------------------------------------------------------------------------
                                                    $37,074      $19,615        $56,689         $33,723      $14,138        $47,861
                                                    ==============================================================================


The company adopted Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS 114) effective January 1, 1995. The new standard requires that impaired loans within the scope of SFAS 114 be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Adoption of SFAS 114 did not have a material impact on the company's financial condition or results of operations.

INVACARE CORPORATION AND SUBSIDIARIES

INVENTORIES

Inventories as of December 31, 1995 and 1994 consist of the following:

                                                                                        1995                1994
                                                                                       ------              ------
                                                                                           (In thousands)
                    Raw materials                                                   $ 20,045            $ 17,272
                    Work in process                                                   10,898               9,093
                    Finished goods                                                    23,525              23,617
                                                                                      ------              ------
                                                                                    $ 54,468            $ 49,982
                                                                                     ========            ========

Current cost exceeds the LIFO value of inventories by approximately $572,000 and $777,000 at December 31, 1995 and 1994, respectively.

PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 1995 and 1994 consists of the following:


                                                                                        1995                1994
                                                                                        ----                 ----
                                                                                            (In  thousands)
                    Land, buildings and improvements                                $ 33,501            $ 26,442
                    Machinery and equipment                                           84,662              72,815
                    Furniture and fixtures                                             8,636               7,478
                    Leasehold improvements                                             6,674               5,696
                                                                                       -----               -----
                                                                                     133,473             112,431
                    Less allowance for depreciation                                   68,395              56,512
                                                                                       ------             ------
                                                                                    $ 65,078            $ 55,919
                                                                                      =======            ========

CURRENT LIABILITIES

Accrued expenses as of December 31, 1995 and 1994 consist of the following:

                                                                                        1995                1994
                                                                                        ----                ----
                                                                                              (In thousands)
                    Accrued salaries and wages                                      $ 16,330            $ 12,882
                    Accrued warranty cost                                              5,745               4,554
                    Accrued product liability, current portion                           896                 823
                    Other accrued items                                               22,126              15,975
                                                                                      ------              ------
                                                                                    $ 45,097            $ 34,234
                                                                                     =======              ======

ACQUISITIONS

     In December, 1994 the company purchased the remaining outstanding shares of Beram AB, a Swedish marketer and distributor of prescription wheelchairs and rehab products. The company previously held a minority interest in Beram. In May, 1995 the company purchased the assets of PinDot Products, Inc., a manufacturer and distributor of custom seating systems and purchased all the outstanding shares of Patient Solutions, Inc., a manufacturer and distributor of an ambulatory infusion pump that accommodates intravascular feeding, intermittent antibiotic therapy, patient-controlled analgesia and chemotherapy. In June, 1995 the company purchased the outstanding shares of Bencraft Limited, a United Kingdom manufacturer of manual and power wheelchairs and supplier of specialty seating systems and purchased the assets and business of Thompson Rehab from Salmond Smith Biolab Limited. Thompson Rehab is New Zealand's leading manufacturer of manual and power wheelchairs. In September, 1995 the company purchased the outstanding shares of Group Pharmaceutical Limited, a New Zealand marketer and distributor of prescription wheelchairs and other products for people with disabilities and purchased the outstanding shares of Medical Equipment Repair Service, Inc., a supplier of aftermarket parts and repair services for the respiratory equipment market. In September, 1995 for cash

INVACARE CORPORATION AND SUBSIDIARIES

and company stock, the company also acquired the outstanding shares of Paratec AG, a Swiss company that manufactures manual wheelchairs which are sold under the Kuschall trademark. In November, 1995 the company purchased the outstanding shares of Special Health Systems Ltd., a Canadian designer and manufacturer of seating and positioning systems for wheelchairs.

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

In March 1993, the company purchased the assets of Top End, a manufacturer of specialty products for sports and recreational use for people with disabilities. The company acquired for cash all the shares of Dynamic Controls Limited, a manufacturer of control systems for power drive wheelchairs in June 1993, and in July 1993 acquired Geomarine Systems, Inc., a manufacturer of low air loss therapy systems.

The operating results of all acquisitions are included in the company's consolidated results of operations from the respective dates of acquisition. The above transactions have been accounted for by the purchase method of accounting and the pro forma effects are not material.

LEASES AND COMMITMENTS

The company leases a substantial portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms of up to 10 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 1995, the company is committed under non-cancelable operating leases which have initial or remaining terms in excess of one year and expire on various dates through 2005. Lease expenses were approximately $4,725,000 in 1995, $4,458,000 in 1994, and $4,867,000 in 1993.
Future minimum operating lease commitments as of December 31, 1995, including minimum payments described in the Related Party Transactions Note, are as follows:

                                                              Year                     Amount
                                                              ----                     ------
                                                                              (In thousands)
                                                              1996                   $  4,282
                                                              1997                      3,226
                                                              1998                      2,039
                                                              1999                      1,035
                                                              2000                        535
                                                        Thereafter                      1,837
                                                                                     --------
                  Total Future Minimum Lease Payments                                $ 12,954
                                                                                     ========

The amount of buildings and equipment capitalized in connection with capital leases was $3,191,000 and $3,551,000 at December 31, 1995 and 1994,
respectively. At December 31, 1995 and 1994, accumulated amortization was $1,009,000 and $1,107,000, respectively.

RETIREMENT AND BENEFIT PLANS

Substantially all full-time salaried and hourly domestic employees are included in two profit sharing plans sponsored by the company. The company's contributions to the domestic plans are based on an annual resolution of the Board of Directors and the company has no requirement to make a contribution. The contributions can either be in the form of cash or property to the Profit Sharing Plan or in the form of cash, Common Shares or property to the Employee Stock Bonus Trust and Plan. Cash contributions to the Employee Stock Bonus Trust are used to purchase the company's Common Shares on the open market.

INVACARE CORPORATION AND SUBSIDIARIES

The company introduced a 401(k) Benefit Equalization Plan effective March 1, 1994 covering certain employees, which provide for retirement payments so that the total retirement payments equal amounts that would have been payable from the Corporation's principal retirement plans if it were not for limitations imposed by income tax regulations.

     Contribution expense for the above plans in 1995, 1994 and 1993 was $2,406,000, $1,455,000 and $930,000, respectively.

In 1995, the company introduced a non-qualified Supplemental Executive Retirement Plan (SERP) effective May 1, 1995 for certain key executives. The projected benefit obligation related to this unfunded plan was $14,643,000 at December 31, 1995. Pension expense for the plan was $400,532 in 1995.

The company utilizes a Voluntary Employee Benefit Association (VEBA) to provide for the payment of self-funded employee health benefits for current employees. The contribution for 1995 and 1994 was $1,400,000 each year. No VEBA contribution was made in 1993.

SHAREHOLDERS' EQUITY TRANSACTIONS

At December 31, 1995, the company had 50,000,000 authorized Common Shares, without par value, and 12,000,000 authorized Class B Common Shares, without par value. In general, the Class B Common Shares and the Common Shares have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share, carry a 10% lower cash dividend rate and, in general, can only be transferred to family members. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis.

As of December 31, 1995, the company had 300,000 shares of Serial Preferred Shares authorized, none of which were issued or outstanding. Serial Preferred Shares are entitled to one vote per share.

During 1994, the Board of Directors adopted and the Shareholders approved the 1994 Performance Plan (the "1994 Plan"). The 1994 Plan provides for the issuance of up to 2,000,000 Common Shares in connection with stock options and other awards granted under the plan. The 1994 Plan allows the Compensation Committee to grant incentive stock options, non-qualified stock options, stock appreciation rights, and stock awards (including the use of restricted stock). The Committee has the authority to determine the employees that will receive awards, the amount of the awards and the other terms and conditions of the awards. Payments of the stock appreciation rights may be made in cash, Common Shares or a combination thereof. There were no stock appreciation rights outstanding at December 31, 1995, 1994 or 1993. During 1995, the Committee, under the 1994 Plan, granted 407,600 non-qualified stock options at 100% of the fair market value of the underlying shares on the date of grant and for a term of ten years.

The company also has a Stock Option Plan for non-employee Directors. The plan was approved May 27, 1992 and provides for the granting of up to a maximum of 100,000 options to eligible Directors. Directors will receive grants based on the market value of the company's stock at the date of grant and have a term of ten years. To date, no grants have been made under this plan.

The Plans have provisions for the cashless exercise of options. Under these provisions the company acquired 8,350 treasury shares for $161,000 in 1995, 14,270 treasury shares for $199,000 in 1994, and 123,222 treasury shares for $1,693,000 in 1993.

INVACARE CORPORATION AND SUBSIDIARIES

As of December 31, 1995, an aggregate of 10,798,084 shares were reserved for conversion of Class B Common Shares, future rights (as defined below) and exercise and future grant of options.

The following summarizes the stock option transactions under the company's stock option plans:

                                                                                      1995              1994              1993
                                                                                      ----              ----              ----
                      Options outstanding at January 1,                          2,357,304         2,349,848         2,175,402
                      Granted                                                      487,600           342,000           375,400
                      Exercised                                                   (127,973)         (255,114)         (188,004)
                      Canceled                                                     (25,029)          (79,430)          (12,950)
                      Options outstanding at December 31,                        2,691,902         2,357,304         2,349,848

                      Options price range at December 31,                       $     1.56          $   1.56         $    1.56
                                                                                        to                to                to
                                                                                $    25.25          $  15.13         $   14.00

                      Options exercisable at December 31,                        1,651,406         1,352,542         1,096,954
                      Options available for grant at December 31,                1,462,897         1,844,500           416,108


In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued and becomes effective for fiscal years beginning after December 15, 1995. Under the new rules, companies will be required to provide additional footnote disclosures relating to stock-based awards. Additionally, companies are encouraged, but not required, to recognize expense for stock-based awards based on their fair value on the date of grant. In accordance with SFAS 123, the company has elected to continue to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, if the option is fixed and the exercise price of the underlying stock equals the market price on the date of the grant, no compensation expense is recognized. The adoption of the new standard will not have an effect on the company's financial condition or results of operations.

On July 7, 1995, the company adopted a Rights Plan whereby each holder of a Common Share and Class B Common Share received one purchase right (the "Rights") for each share owned. Under certain conditions, each Right may be exercised to purchase one-tenth of one Common Share at a price of $8 per one-tenth of a share. The Rights may only be exercised 10 days after a third party has acquired 30% or more of the company's outstanding voting power or 10 days after a third party commences a tender offer for 30% or more of the voting power (an "Acquiring Party"). In addition, if an Acquiring Party merges with the company and the company's Common Shares are not changed or exchanged, or if an Acquiring Party engages in one of a number of self-dealing transactions, each holder of a Right (other than the Acquiring Party) will have the right to receive that number of Common Shares or similar securities of the resulting entity having a market value equal to two times the exercise price of the Right. The company may redeem the Rights at a price of $.005 per right at any time prior to 10 days following a public announcement that an Acquiring Party has acquired beneficial ownership of 30% or more of the company's outstanding voting power, and in certain other circumstances as approved by the Board of Directors. The Rights will expire on July 7, 2005. Coincident with adoption of the Plan, the company redeemed Rights outstanding under a prior plan at the price of $.005 per Right.

INVACARE CORPORATION AND SUBSIDIARIES

LONG-TERM OBLIGATIONS

Long-term obligations as of December 31, 1995 and 1994 consist of the following:

                                                                                           1995             1994
                                                                                           ----             ----
                                                                                               (In thousands)
$25,000,000 senior notes at 7.45%, matures in February 2003                           $  25,000       $   25,000

Revolving credit agreement ($200,000,000 multi-currency) at 1/4 to
1% above local interbank offered rates, expires December 2000                            78,534           62,345

Notes payable to banks under credit facilities                                            3,853            3,900

Notes and mortgages payable, secured by buildings and equipment                           6,614            4,903

Capitalized lease obligations                                                             2,254            2,445

Product liability                                                                         3,269            2,781

Other                                                                                     3,145            4,480
                                                                                         ------           ------
                                                                                        122,669          105,854
          Less current maturities of long-term obligations                                  213              326
                                                                                         ------           ------
                                                                                       $122,456         $105,528
                                                                                       ========          =======

In 1993, the company completed a private placement of $25,000,000 in senior notes at 7.45% which contain covenants similar to the revolving credit agreement described below. At December 31, 1995, $63,382,000 of retained earnings is available for dividends. The notes are due in 2003 and require principal payments of $3.6 million per year beginning in 1997.

During 1994, the company entered into a $200,000,000 multicurrency long-term credit agreement. The borrowing rates are determined based on the leverage ratios of the company, as defined in the agreement and range from 1/4 to 1% above the various interbank offered rates. The agreement requires the company to maintain certain conditions with respect to net worth, funded debt to capitalization and interest coverage as defined per the agreement.

Notes payable to banks under credit facilities consist of borrowings under various arrangements by the company and its foreign subsidiaries and consists of a $10,000,000 demand line, a 10,000,000 Canadian dollar demand line, 2,000,000 New Zealand dollar demand line, 650,000 British pound demand line, 1,200,000 deutsche mark demand line, 27,700,000 French franc demand line, 40,000,000 Spanish peseta demand line, 350,000 Swiss franc demand line and a 1,500,000 Swedish krona demand line. Borrowings under these lines are considered long-term to the extent that unused borrowing capacity is available under the $200,000,000 revolving credit agreement. Interest on amounts borrowed under the various credit facilities is at the respective bank's base rate or an interbank offered rate. Certain borrowings from foreign banks are secured by the assets of foreign subsidiaries or by guarantees of the company.

In May 1995, the company fixed the interest rate on $10,000,000 of its U.S. dollar borrowing through two interest rate swap agreements. Each agreement is for $5,000,000 U.S. dollars. The effect of the swaps is to exchange a short-term floating interest rate for a fixed rate of 6.1725% for a three year term in one agreement and 6.38% for a five year term in the other agreement.

Also in May 1995, the company fixed the interest rate on 7,500,000 of its Canadian dollar borrowing through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 7.245% for a three year term. As of December 31, 1995 the weighted average variable interest rate on Canadian debt was 6.7%.

INVACARE CORPORATION AND SUBSIDIARIES

In March 1993, the company fixed the interest rate on 100,000,000 of the outstanding French franc debt through two interest rate swap agreements. Each agreement is for 50,000,000 French francs. The effect of the swap is to exchange short term floating interest rates for a fixed rate of 7.48% for a five-year term in one agreement and 7.81% for a three-year term in the other agreement. As of December 31, 1995 and 1994 the weighted average variable interest rate on the French franc debt was 7.1% and 7.2%, respectively.

In July 1989, the company entered into a seven-year interest rate swap agreement which effectively fixed the interest rate on $5,000,000 of the company's various domestic variable rate borrowings at 8.89% under revolving credit agreements and notes payable to banks under credit facilities. The weighted average variable interest rate on the domestic debt was 6.4% and 6.8% as of December 31, 1995 and 1994, respectively.

The secured promissory notes financed the purchase of certain buildings and equipment which secure the notes. The notes bear interest at rates from 4.8% to
10.4 % and mature through 2001 .

The capital leases at December 31, 1995 are principally for a manufacturing facility and computer systems, with payments due through 2007.

The company is self-insured for a portion of its product liability and certain other liability exposures. Product liability for domestically manufactured products is insured through the company's captive insurance company, which insures the first $2,000,000 per claim of the company's product liability exposure. The company also has additional layers of coverage insuring up to $50,000,000 in annual aggregate losses arising from individual losses that exceed $2,000,000.

The  aggregate  minimum  combined   maturities  of  long-term   obligations  are
approximately  $213,000  in  1996,  $4,897,000  in  1997,  $4,718,000  in  1998,
$4,239,000 in 1999,  $94,428,000 in 2000, and $14,174,000  thereafter.  Interest paid on borrowings was  $8,982,000,  $6,625,000 and $7,665,000 in 1995, 1994 and
1993, respectively.


INCOME TAXES

Earnings before income taxes consist of the following:

                                                                     1995                 1994             1993
                                                                     ----                ----              ----
                                                                                  (In thousands)
                          Domestic                                $46,062             $38,871           $31,505
                          Foreign                                   5,783               3,006             2,005
                                                                    -----               -----             -----

                                                                  $51,845             $41,877           $33,510
                                                                  =======             =======           =======



The company has provided for income taxes as follows:

                                                                     1995                 1994            1993
                                                                     ----                 ----            ----
                                                                                 (In thousands)
                          Current:
                             Federal                              $16,340             $12,115          $  8,675
                             State                                  3,490               2,580             2,075
                             Foreign                                2,980               1,170             1,425
                                                                    -----               -----             -----
                                                                   22,810              15,865            12,175
                          Deferred:
                             Federal                               (1,300)               (635)              (25)
                             Foreign                               (1,830)                270              (750)
                                                                   =======             =======           =======
                                                                   (3,130)              (365)              (775)
                                                                  $19,680             $15,500           $11,400
                                                                  ========             =======           =======


At December 31, 1995, the company has available foreign tax loss carryforwards of approximately $4,440,000 of which $3,025,000 are non expiring and $1,415,000 expire between 1998 and 2001.

INVACARE CORPORATION AND SUBSIDIARIES

INCOME TAXES--Continued

     The  company  made  income tax  payments of  $19,528,000,  $16,606,000  and
$12,264,000   during  the  years  ended  December  31,  1995,   1994  and  1993,
respectively.

A reconciliation to the effective income tax rate from the federal statutory rate follows:

                                                                     1995                 1994                1993
                                                                     ----                 ----                ----
            Statutory federal income tax rate                        35.0  %              35.0  %             35.0  %
            State and local income taxes, net of
              federal income tax benefit                              4.4                  4.0                 4.0
            Tax credits                                              (1.9)                (2.0)               (2.3)
            Other, net                                                0.5                    -                (2.7)
                                                                     ----                -----                -----
                                                                     38.0  %              37.0  %             34.0  %
                                                                     ====                 =====               =====



Significant components of deferred income tax assets and liabilities at December 31, 1995 and 1994 are as follows:

            Current deferred income tax assets (net):                       1995             1994
                                                                            ----             ----
                                                                               (In thousands)
            Bad Debt                                                    $  1,101         $  1,017
            Warranty                                                       1,224              972
            Inventory                                                        850              356
            Other accrued expenses and reserves                            1,986              826
            State and local taxes                                            973            1,031
            Loss carryforward                                                720              142
            Other, net                                                       (23)            (256)
                                                                            ----             ----
                                                                        $  6,831         $  4,088

            Long-term deferred income tax liabilities (net):
               Depreciation                                              $(1,646)         $(1,745)
               Loss carryforward                                             878              490
               Other, net                                                    729              348
                                                                           -----             -----
                                                                        $    (39)        $   (907)
                                                                          =======            =====

RELATED PARTY TRANSACTIONS

The company leased a facility from a partnership (I-M Associates, Ltd., "Partnership") comprised of certain officers, directors and shareholders of the company. The General Partner of the Partnership is also the director and chairman of the company. In March 1994, the company, through a newly formed subsidiary, exercised its option to acquire the entire facility (land and building) for $3,800,000. As part of the purchase, the company assumed approximately $1,400,000 in indebtedness of industrial development revenue bonds issued by the Sanford Airport Authority. The purchase price was based upon an independent appraisal of the fair market value of the facility. Lease payments during 1994 and 1993 were $98,000 and $544,000, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

INTERIM FINANCIAL INFORMATION (UNAUDITED)


                                                                                QUARTER ENDED
                                                                    (In thousands, except per share data)
                                1995                    March 31,       June 30,       September 30,      December 31,
                   ----------------------------         ----------------------------------------------------------------
                   Net sales                            $ 107,729        $ 122,301         $ 130,547         $ 143,455
                   Gross profit                            33,402           40,084            43,904            48,923
                   Earnings before income taxes             7,737           12,432            14,618            17,058
                   Net earnings                             4,797            7,712             9,068            10,588
                   Net earnings per share                     .16              .26               .30               .35

                                1994                    March 31,         June 30,     September 30,      December 31,
                   ----------------------------         ----------------------------------------------------------------
                   Net sales                            $  87,902        $  98,894         $ 108,977         $ 115,350
                   Gross profit                            26,577           31,499            35,740            39,266
                   Earnings before income taxes             5,790            9,890            11,867            14,330
                   Net earnings                             3,650            6,230             7,477             9,020
                   Net earnings per share                     .12              .21               .25               .30


BUSINESS SEGMENTS

The company operates in one business segment, home medical equipment. Geographic information for each of the three years ended December 31 is as follows:

                                                             Other         Total
                                                             North         North
                                           Domestic        America       America        Europe          Total
                                           -------------------------------------------------------------------
                                                                     ( In thousands)
1995
Net sales                                 $353,340    $    34,154  $    387,494  $    116,538   $    504,032
Earnings before income taxes                46,930         (2,842)       44,088         7,757         51,845
Assets                                     227,003         56,974       283,977       124,773        408,750
Liabilities                                 96,129         43,718       139,847        67,584        207,431


1994
Net sales                                 $293,790    $    27,774  $    321,564   $    89,559   $    411,123
Earnings before income taxes                39,742          (885)        38,857         3,020         41,877
Assets                                     204,715         31,582       236,297       101,812        338,109
Liabilities                                 87,691         28,566       116,257        57,845        174,102


1993
Net sales                                $261,337    $    21,638  $    282,975   $    82,482   $    365,457
Earnings before income taxes               31,681          1,057        32,738           772         33,510
Assets                                    173,235         25,186       198,421        87,946        286,367
Liabilities                                73,880         19,604        93,484        57,921        151,405



INVACARE CORPORATION AND SUBSIDIARIES

The operations of the company's Mexican facility are treated as Domestic for segment reporting purposes. Substantially all of the products manufactured at the Mexican facility are sold to customers located in the United States.

The results of the company's Canadian and New Zealand operations are included in Other North America for segment reporting purposes. A significant portion of the New Zealand operations are components for products manufactured by the company's North American facilities.

Eliminated from above net sales for 1995, 1994 and 1993 were $11,296,000, $6,922,000, and $6,128,000 respectively, of sales by North American subsidiaries to European subsidiaries and $1,005,000, $576,000 and $761,000, respectively, of sales by European subsidiaries to North American subsidiaries. Sales between geographic areas are based on the costs to manufacture plus a reasonable profit element.

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

Installment receivables: The carrying amount reported in the balance sheet for installment receivables approximates its fair value. The majority of the portfolio contains receivables with terms less than three years of which a large concentration is due in less than one year. The interest rates associated with these receivables have not varied significantly over the past three years. Management believes that after consideration of the credit risk, the net book value of the installment receivables approximates market value.

Long-term debt: The carrying amounts of the company's borrowings under its long-term revolving credit agreements approximate their fair value. Fair values for the company's senior notes are based on pricing models using current assumptions.

Interest Rate Swaps: The company is a party to interest rate swap agreements with off-balance sheet risk which are entered into in the normal course of business to reduce exposure to fluctuations in interest rates. The agreements are with major financial institutions which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The agreements are contracts to exchange variable rate payments with fixed rate payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the interest rate swap agreements are accrued consistent with the terms of the agreements and market interest rates. Fair value for the company's interest rate swaps are based on pricing models or formulas using current assumptions.

INVACARE CORPORATION AND SUBSIDIARIES

FAIR VALUES OF FINANCIAL INSTRUMENTS - (continued)

The carrying amounts and fair values of the company's financial instruments at December 31, 1995 and 1994 are as follows:



                                                                                 1995                          1994
                                                                                 -----                         ----
                                                                     Carrying          Fair            Carrying          Fair
                                                                        Value         Value               Value         Value
                                                                    ---------------------------------------------------------
                                                                                                ( In thousands)
                Cash and cash equivalents                          $    4,132    $    4,132        $   7,359      $   7,359
                Marketable securities                                   2,437         2,437            3,044          3,044
                Installment receivables                                56,689        56,689           47,861         47,861
                Long-term debt (including current                     116,255       118,322           98,323         97,884
                maturities)
                Interest rate swaps (fair value liability)                  -         1,136                -             62


Forward Contracts: The company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes firm or anticipated intercompany trade accounts, intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as effective hedging instruments. The company does not use derivative financial instruments for speculative purposes.

The gains and losses that result from the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. At December 31, 1995, the gain resulting from forward contracts was not material to the financial statements.

The following table represents the fair value of all outstanding forward currency contracts at December 31, 1995. The valuations are based on quotes from brokers. All contracts noted below mature before March 1996. No contracts were outstanding at December 31, 1994.

                                                                                   December 31, 1995
                                                                           (Buy)/Sell            Market Value
                                                                               U.S. dollar (In thousands)
                                                                        -------------------------------------

                       Deutsche mark                                      $     156               $     6
                       French franc                                              78                     3
                       Spanish peseta                                            95                    (5)
                        New Zealand dollar                                   (1,391)                   (1)

INVACARE CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



                                                COL. A         COL. B         COL. C              COL. D         COL.E
                                             -----------    ---------         -----------        ------------    --------

                                                                           ADDITIONS
                                                                           ---------

                                               Balance      Charged           Charged To                        Balance
                                                 At           To                Other                              At
                                              Beginning     Cost And           Accounts          Deductions-     End Of
          Description                         Of Period     Expenses           Describe            Describe      Period
          -------------                      -----------    ---------         -----------        ------------   --------
                                                                             (In thousands)

Year Ended December 31, 1995
----------------------------
Deducted from asset accounts
     Allowance for doubtful
         accounts                              $4,540       $3,419                 $   163(C)    $3,351(A)       $4,771
     Inventory obsolescence
         reserve                                3,491        4,158                     510(C)     2,885(B)        5,274
Product warranty liability                      4,554        4,689                      64(C)     3,562(B)        5,745

Year Ended December 31, 1994
----------------------------
Deducted from asset accounts
     Allowance for doubtful
         accounts                              $4,093       $2,804                $    159(C)    $2,516(A)       $4,540
     Inventory obsolescence
         reserve                                4,114        1,692                      53(C)     2,368(B)        3,491
Product warranty liability                      3,539        3,560                     112(C)     2,657(B)        4,554

Year Ended December 31, 1993
----------------------------
Deducted from asset accounts
     Allowance for doubtful
         accounts                              $3,841      $ 2,490                     $21(C)    $2,259(A)       $4,093
     Inventory obsolescence
         reserve                                3,736        1,244                   1,253(C)     2,119(B)        4,114
Product warranty liability                      2,957        2,530                     521(C)     2,469(B)        3,539



NOTE (A)--Uncollectible accounts written off, net of recoveries.

NOTE (B)--Amounts written off or payments incurred.

NOTE (C)--Amounts recorded due to acquisition of subsidiaries.