Form 10-Q
period 1996-03-31
INVACARE CORP
filed 1996-05-15
CIK 742112

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 1996
                      ------------------------------------

                         Commission File Number 0-12938

                              Invacare Corporation
             (Exact name of registrant as specified in its charter)

               Ohio                                      95-2680965
              -------                                    ----------
(State or other jurisdiction of                (IRS Employer Identification No)
incorporation or organization)

             899 Cleveland Street, P.O. Box 4028, Elyria, Ohio 44036
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (216) 329-6000
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
      (Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     As of April 18, 1996 the Company had 27,786,254 Common Shares and 1,461,767 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                 Page No.
 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

March 31, 1996 and December 31, 1995..........................................3

         Condensed Consolidated Statement of Earnings -

Three Months Ended March 31, 1996 and 1995....................................4

         Condensed Consolidated Statement of Cash Flows -

Three Months Ended March 31, 1996 and 1995....................................5

         Notes to Condensed Consolidated Financial

Statements - March 31, 1996...................................................6

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations.................................7

Part II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K....................................11

SIGNATURES...................................................................11

Part I.  FINANCIAL INFORMATION
Item 1...         Financial Statements

                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)

                                                                                       March 31,           December 31,
                                                                                         1996                   1995
                                                                                         ---------------------------
ASSETS                                                                                         (In thousands)
- - ------
CURRENT ASSETS
 .........Cash and cash equivalents                                                     $   4,283              $   4,132
 .........Marketable securities                                                             2,699                  2,437
 .........Trade receivables, net                                                           87,423                 93,592
 .........Installment receivables, net                                                     44,020                 37,074
 .........Inventories                                                                      64,587                 54,468
 .........Deferred income taxes                                                             7,761                  6,831
 .........Other current assets                                                              7,432                  6,151
                                                                                          ------                -------
 .........         TOTAL CURRENT ASSETS                                                   218,205                204,685

OTHER ASSETS                                                                              38,559                 36,581
PROPERTY AND EQUIPMENT, NET                                                               67,134                 65,078
GOODWILL, NET                                                                            115,770                102,406
                                                                                       ---------                -------
 .........         TOTAL ASSETS                                                          $439,668               $408,750
                                                                                       =========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 .........Accounts payable                                                              $  43,031              $  33,805
 .........Accrued expenses                                                                 38,410                 45,097
 .........Accrued income taxes                                                              5,867                  5,821
 .........Current maturities of long-term obligations                                         248                    213
                                                                                       ---------               ---------
 .........         TOTAL CURRENT LIABILITIES                                               87,556                 84,936

LONG-TERM OBLIGATIONS                                                                    145,755                122,456

DEFERRED INCOME TAXES                                                                        854                     39

SHAREHOLDERS' EQUITY
 .........Preferred shares                                                                      0                      0
 .........Common shares                                                                     7,000                  6,148
 .........Class B common shares                                                               409                  1,243
 .........Additional paid-in-capital                                                       67,805                 66,890
 .........Retained earnings                                                               135,796                130,100
 .........Adjustment to shareholders' equity                                                  798                    993
 .........Treasury shares                                                                  (6,305)                (4,055)
                                                                                         --------               --------
 .........         TOTAL SHAREHOLDERS' EQUITY                                             205,503                201,319
                                                                                         --------               --------

 .........         TOTAL LIABILITIES
 .........            AND SHAREHOLDERS' EQUITY                                           $439,668                $408,750

                                                                                        =========               ========


                                       INVACARE CORPORATION AND SUBSIDIARIES

                            Condensed Consolidated Statement of Earnings - (unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         1996             1995
                                                                                         ----             ----
 .........                                                                        (In thousands, except per share data)
Net sales                                                                              $134,461        $107,729

Cost of products sold                                                                    92,834          74,327
                                                                                         ------          ------

 .........GROSS PROFIT                                                                    41,627          33,402

Selling, general and administrative expenses                                             31,398          25,146
                                                                                        -------          ------


 .........INCOME FROM OPERATIONS                                                          10,229           8,256

Interest income                                                                           2,255           1,714

Interest expense                                                                         (2,547)         (2,233)
                                                                                         -------         ------


 .........EARNINGS BEFORE INCOME TAXES                                                     9,937           7,737

Income taxes                                                                              3,875           2,940
                                                                                          -----           -----

 .........NET EARNINGS                                                                     6,062       $   4,797
                                                                                          =====          ======


 .........NET EARNINGS PER SHARE                                                       $     .20       $     .16
                                                                                          =====          ======


Weighted average shares outstanding                                                      30,376          29,890
                                                                                         ======          ======

See notes to condensed consolidated financial statements.



                                       INVACARE CORPORATION AND SUBSIDIARIES
                           Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                   Three Months Ended
                                                                                                         March 31,
                                                                                                    1996          1995
                                                                                                    ------------------
 OPERATING ACTIVITIES                                                                                 (In thousands)
 .........Net earnings                                                                              $6,062          $4,797
 .........Adjustments to reconcile net earnings to
 .........     net cash required by operating activities:
 .........     Depreciation and amortization                                                         4,375           2,915
 .........     Provision for losses on receivables                                                      82             220
 .........     Provision for deferred income taxes                                                    (154)             76
 .........     Provision for deferred compensation                                                     516             328
 .........Changes in operating assets and liabilities:
 .........     (Increase)/decrease in accounts receivable                                            7,896             (63)
 .........     (Increase)/decrease in inventories                                                   (7,991)          2,336
 .........     (Increase)/decrease in other assets                                                  (1,168)            742
 .........     Increase/(decrease) in accounts payable                                               7,716            (705)
 .........     Decrease in accrued expenses                                                         (7,570)         (2,714)
                                                                                                    -------         -------
 .........         NET CASH PROVIDED BY OPERATING ACTIVITIES                                         9,764           7,932

 INVESTING ACTIVITIES
 .........Purchases of property and equipment                                                       (3,763)         (2,483)
 .........Proceeds from sale of property and equipment                                                   7             497
 .........Installment sales contracts written                                                      (15,939)        (11,166)
 .........Payments received on installment sales contracts                                           9,422          10,005
 .........Marketable securities purchased                                                             (262)         (2,856)
 .........Marketable securities sold                                                                     0             375
 .........Increase in other investments                                                             (2,082)           (118)
             Business acquisitions, net of cash acquired                                           (17,211)               0
 .........Other                                                                                       (181)           (765)
                                                                                                   -------          -------
 .........     NET CASH REQUIRED BY INVESTING ACTIVITIES                                           (30,009)         (6,511)

 FINANCING ACTIVITIES
 .........Proceeds from long-term borrowings                                                        51,764          10,677
 .........Principal payments on long-term borrowings                                               (29,498)        (15,542)
             Proceeds from exercise of stock options                                                   933             283
 .........Dividends Paid                                                                              (366)           (176)
 .........(Purchase) proceeds from treasury stock                                                   (2,250)              0
                                                                                                    -------        -------
 .........     NET CASH PROVIDED BY (USED FOR) FINANCING
 .........     ACTIVITIES                                                                           20,583          (4,758)

 Effect of exchange rate changes on cash                                                              (187)            506
                                                                                                    -------         -------
 Increase(Decrease) in cash and cash equivalents                                                       151          (2,831)
 Cash and cash equivalents at beginning of period                                                    4,132           7,359
                                                                                                     -----          -------
 Cash and cash equivalents at end of period                                                         $4,283          $4,528
                                                                                                    ======         =======

 See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)


     Nature of Operations -- Invacare Corporation and its subsidiaries (the "company") is the leading home medical equipment manufacturer in the world based on its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, motorized scooters, patient aids, home care and institutional beds, low air loss therapy products, home respiratory, ambulatory infusion pumps and seating and positioning products.



Principles of Consolidation -- In the opinion of the company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. The accompanying financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 1996 and December 31, 1995, and the results of its operations for the three months ended March 31, 1996 and 1995 and changes in its cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

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

Shareholders'   Equity  Transactions  --  In  October  1995,  Statement  of
Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation" ("SFAS 123") was issued and becomes effective for fiscal years beginning after December 15, 1995. Under the new rules companies will be required to provide additional footnote disclosures relating to stock-based awards. In accordance with SFAS 123, the company has elected to continue to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25") in accounting for its employee stock options. Under APB 25, if the option is fixed and the exercise price of the underlying stock equals the market price on the date of the grant, no compensation expense is recognized. The adoption of the new standard will not have an effect on the company's financial condition or results of operations. 7

Statement of Cash Flows -- The Company made payments (in thousands) of :

 .........
                                                                        Three Months Ended
                                                                             March 31,
                                                                             ---------
                                                                        1996            1995
 .........         Interest                                            $2,267             $2,315
 .........         Income Taxes                                         2,968              3,035




Inventories -- Inventories consist of the following components (in thousands):

                                                                       March 31,               December 31,
                                                                         1996                     1995
                                                                         -----------------------------
 .........         Raw materials                                        $  23,676                $ 20,045
 .........         Work in process                                         12,650                  10,898
 .........         Finished goods                                          28,261                  23,525
                                                                          ------                  ------
                                                                       $  64,587                $ 54,468
                                                                         =======                  ======


The inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.



Property and Equipment -- Property and equipment consist of the following (in thousands)


                                                                     March 31,        December 31,
                                                                          1996                1995
                                                                          ------------------------
 Land, buildings and improvements                                   $  34,456            $  33,501
 Machinery and equipment                                               87,815               84,662
 Furniture and fixtures                                                 9,187                8,636
 Leasehold improvements                                                 6,885                6,674
                                                                      --------              --------
       Less allowance for depreciation                                (71,209)             (68,395)
                                                                      --------             --------
                                                                    $  67,134            $  65,078
                                                                      ========             ========

     Item 2...Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

     .........Net  sales for the quarter ended March 31, 1996 increased by 24.8%
over the same period a year ago with acquisitions accounting for 8.9% of the increase and a positive impact from currency translation of 1.2%. All product lines, with the exception of low air loss therapy, had sales gains for the quarter with respiratory, personal care products, manual and power wheelchairs posting the largest increases. Sales increased principally due to higher unit volumes, aided by national provider supply contracts that were completed during 1995. The volume increases were offset by the effects of a continuing competitive pricing environment for most of our product lines.

North American Operations

     Rehab Products Group. Sales of the Rehab Products Group, which consists of the power wheelchairs, custom manual wheelchairs and seating and positioning business units, increased 21.8% with 8.1% due to the acquisition of PinDot Products and Special Health Systems.

     Standard Products Group. Sales of the Standard Products Group, which consists of the manual wheelchairs/patient transport, personal care, beds and low air loss therapy business units, increased 16.1%. The personal care and manual wheelchairs product lines each posted significant sales increases with manual wheelchair sales increasing 18.1% supported by the successful introduction of the Tracer IV wheelchair. The strong sales growth was dampened by declining volumes in low air loss therapy as a result of changes in Medicare reimbursement policies.


Respiratory Products Group. Sales of the Respiratory Products Group, which consists of the oxygen concentrator, liquid oxygen, aerosol therapy and associated respiratory products business units, increases 27.2% for the quarter ended March 31, 1996. Significant volume increases particularly for oxygen concentrators as a result of national accounts contracts was offset by significant pricing pressures.


Other. Other, consisting primarily of the company's Canadian and New Zealand operations, aftermarket parts business, ambulatory infusion pumps and Invacare's new retail division, had a 52.9% sales increase with acquisitions accounting for 47.4% which included Patient Solutions, Thompson Rehab, GP Healthcare, M.E.R.S. and the recently acquired Frohock-Stewart

European Operations

     .........European  sales increased 29.3% with  acquisitions,  including the impact from the acquisition of Fabrioto, accounting for 17.4% of that increase. Sales increased in almost all product lines with the majority in respiratory, patient aids, and power wheelchairs. Currency translation contributed a positive effect of 4.6% to the reported sales increase.


GROSS PROFIT

     Gross profit as a percentage of net sales remained at 31.0% for the quarter, as compared to the same period a year ago as a result of decreasing margins experienced in North American operations as a result of competitive pricing pressures and the initial effect of national provider contracts offset by improvements in European gross margins as a result of increased volume and continued manufacturing productivity improvements.

SELLING, GENERAL AND ADMINISTRATIVE

     .........Selling, general and administrative expense as a percentage of net sales increased slightly to 23.4% in the first quarter compared to 23.3% in 1995. The dollar increase was $6,252,000 or 24.9% as compare to last year with acquisitions accounting for approximately half of the dollar increase.

     .........North  American  selling,  general and  administrative  costs as a percent to sales grew at a slower rate than sales for the quarter. European operations' selling, general and administrative expenses, as a percentage of sales, increased due to continued investments to build the infrastructure to support the company's strategy of expanding the European product lines to mirror that of the North American operations.


INTEREST

     .........Interest income in the quarter ended March 31, 1996 increased over the same period a year ago mainly as a result of increased installment loan volumes. For the quarter, interest expense increased mainly due to higher average outstanding borrowings.

INCOME TAXES

     .........The  Company  had an  effective  tax rate of 39.0% for the quarter ended March 31, 1996, compared to 38.0% in the same period a year ago. The higher tax rate for the quarter ended March 31, 1996 is due in part to increased earnings in international operations, which are taxed at higher rates.


LIQUIDITY AND CAPITAL RESOURCES

     .........The Company's overall level of long-term obligations increased $23 million to $146 million for the quarter ended March 31, 1996, mainly as a result of acquisition activity, which occurred late in the quarter, and capital investments. The Company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of March 31, 1996 the Company has approximately $115 million available under its lines of credit.

     .........The  Company's  financing  arrangements  require  it  to  maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined in the bank and note agreements. The Company is in compliance with all of the conditions.


CAPITAL EXPENDITURES

     .........There were no material capital expenditure commitments outstanding as of March 31, 1996. The Company expects to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The Company estimates that capital investments for 1996 will be approximate $20 million. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing capabilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.


ACQUISITIONS

     .........In  February,  the company  purchased  all  outstanding  shares of
Fabrioto, Lda (Portugal), a manufacturer and distributor of manual and power wheelchairs, beds and walking aids and all the outstanding shares of Frohock-Stewart Inc., a manufacturer of personal care products with distribution primarily through mass retailers. In March, the company completed the acquisition of Healthtech Products, Inc., a manufacturer of nursing home beds with distribution in the extended care institutional market. New growth channels are expected for the company's products because of these acquisitions.

CASH FLOWS

     Cash flows provided by operating activities were $9.8 million for the first quarter of 1996 compared to $7.9 million in 1995. The primary sources of improved 1996 cash flows provided by operating activities were from increased net income and and decrease in accounts receivable as a result of improved DSO (days sales outstanding) for the quarter, was offset by increased inventory levels required to meet increased sales activity

     Cash flows required for investing activities increased by $23.5 million for the first quarter of 1996 when compared to 1995 mainly as a result of acquisition activity and increased installment sales activity by the Company's financing division.

     Cash flows provided by financing activities increased to $20.5 million for the first quarter of 1996 when compared to $4.7 million required in 1995 as the result of a increase in long-term borrowings required to fund acquisitions which occurred late in the quarter and a repurchase of treasury stock for $2.25 million.

     .........The  effect of  foreign  currency  translation  results in amounts being shown for cash flows in the Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

     .........On   February  1,  1996,  the  Board  of  Directors  for  Invacare
Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of April 1, 1996, to be paid on April 15, 1996. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

Item 6.  Exhibits and Reports on Form 8-K

 .........A        Exhibits:
 .........         Official Exhibit No.
 .........         27       Financial Data Schedule
 .........
 .........B        Reports on Form 8-K:   None


                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INVACARE CORPORATION



                                   By:

                                   /S/ Thomas R. Miklich
                                   ---------------------
                                   Thomas R. Miklich
                                   Chief Financial Officer

Date:  May 15, 1996