Form 10-Q
period 1996-06-30
INVACARE CORP
filed 1996-08-14
CIK 742112

                     SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended June 30, 1996
                      -----------------------------------

                         Commission File Number 0-12938

                              Invacare Corporation
             (Exact name of registrant as specified in its charter)

             Ohio                                        95-2680965
 ------------------------------               -------------------------------
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

As of August 12, 1996 the Company had 27,901,479 Common Shares and 1,461,767 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                    Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

June 30, 1996 and December 31, 1995..........................................3

         Condensed Consolidated Statement of Earnings -

Three and Six Months Ended June 30, 1996 and 1995............................4

         Condensed Consolidated Statement of Cash Flows -

Six Months Ended June 30, 1996 and 1995......................................5

         Notes to Condensed Consolidated Financial

Statements - June 30, 1996...................................................6

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations................................7

Part II.  OTHER INFORMATION:

Item 4.  Results of Votes of Security Holders...............................11

Item 6.  Exhibits and Reports on Form 8-K...................................11

SIGNATURES..................................................................11

Part I.  FINANCIAL INFORMATION
Item 1...         Financial Statements

                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)

                                                                                        June 30,           December 31,
                                                                                            1996                   1995
ASSETS                                                                                              (In thousands)
- - ------                                                                                 --------------------------------
CURRENT ASSETS
 .........Cash and cash equivalents                                                     $   3,276              $   4,132
 .........Marketable securities                                                             2,917                  2,437
 .........Trade receivables, net                                                           97,119                 93,592
 .........Installment receivables, net                                                     45,727                 37,074
 .........Inventories                                                                      69,996                 54,468
 .........Deferred income taxes                                                             8,014                  6,831
 .........Other current assets                                                              6,156                  6,151
                                                                                        --------                -------
 .........         TOTAL CURRENT ASSETS                                                   233,205                204,685

OTHER ASSETS                                                                              42,332                 36,581
PROPERTY AND EQUIPMENT, NET                                                               70,516                 65,078
GOODWILL, NET                                                                            123,119                102,406
                                                                                        --------                -------
 .........         TOTAL ASSETS                                                          $469,172               $408,750
                                                                                        ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 .........Accounts payable                                                              $  42,939              $  33,805
 .........Accrued expenses                                                                 45,509                 45,097
 .........Accrued income taxes                                                              2,182                  5,821
 .........Current maturities of long-term obligations                                         222                    213
                                                                                        --------               --------
 .........         TOTAL CURRENT LIABILITIES                                               90,852                 84,936

LONG-TERM OBLIGATIONS                                                                    162,541                122,456

DEFERRED INCOME TAXES                                                                        794                     39

SHAREHOLDERS' EQUITY
 .........Preferred shares                                                                      0                      0
 .........Common shares                                                                     7,060                  6,148
 .........Class B common shares                                                               365                  1,243
 .........Additional paid-in-capital                                                       68,937                 66,890
 .........Retained earnings                                                               145,134                130,100
 .........Adjustment to shareholders' equity                                                 (206)                   993
 .........Treasury shares                                                                  (6,305)                (4,055)
                                                                                        --------               --------
 .........         TOTAL SHAREHOLDERS' EQUITY                                             214,985                201,319
                                                                                        --------               --------

 .........         TOTAL LIABILITIES
 .........            AND SHAREHOLDERS' EQUITY                                           $469,172               $408,750
                                                                                        ========               ========

See notes to condensed consolidated financial statements.


                                                    INVACARE CORPORATION AND SUBSIDIARIES

                                         Condensed Consolidated Statement of Earnings - (unaudited)

                                                                           Three Months Ended              Six Months Ended
                                                                              June 30,                          June 30,
                                                                         1996           1995             1996           1995
                                                                         ----           ----             ----           ----
 .........                                                                         (In thousands, except per share data)
Net sales                                                                $159,169      $122,301       $293,630        $230,030

Cost of products sold                                                     107,814        82,217        200,648         156,544
                                                                          -------        ------        -------         -------

 .........GROSS PROFIT                                                      51,355        40,084         92,982          73,486

Selling, general and administrative expenses                               34,664        27,133         66,062          52,279
                                                                           ------        ------         ------         ------


 .........INCOME FROM OPERATIONS                                            16,691        12,951         26,920          21,207

Interest income                                                             2,356         1,817          4,611           3,531

Interest expense                                                          (3,149)       (2,336)        (5,696)         (4,569)
                                                                          -------       -------        -------         -------


 .........EARNINGS BEFORE INCOME TAXES                                      15,898        12,432         25,835          20,169

Income taxes                                                                6,200         4,720         10,075           7,660
                                                                        ---------     ---------     ----------      ----------

 .........NET EARNINGS                                                   $   9,698     $   7,712     $   15,760      $   12,509
                                                                        =========     =========     ==========      ==========


 .........NET EARNINGS PER SHARE                                         $     .32     $     .26    $       .52      $      .42
                                                                        =========      ========     ==========       =========

            DIVIDEND DECLARED PER COMMON SHARE                          $   .0125     $   .0125    $     .0250      $    .0250
                                                                        =========      ========     ==========       =========

Weighted average shares outstanding                                        30,327        30,036         30,351          29,966
                                                                        =========      ========     ==========       =========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                    1996          1995
                                                                                                    ----          ----
 OPERATING ACTIVITIES                                                                                   (In thousands)
 .........Net earnings                                                                             $15,760         $12,509
 .........Adjustments to reconcile net earnings to
 .........     net cash required by operating activities:
 .........     Depreciation and amortization                                                         9,235           7,145
 .........     Provision for losses on receivables                                                     397             451
 .........     Provision for deferred income taxes                                                    (386)           (232)
 .........     Provision for other deferred liabilities                                              1,430              51
 .........Changes in operating assets and liabilities:
 .........     (Increase)/decrease in accounts receivable                                              843          (5,738)
 .........     (Increase)/decrease in inventories                                                   (9,798)          3,905
 .........     (Increase)/decrease in other assets                                                      82            393
 .........     Increase in accounts payable                                                          5,528           1,009
 .........     Decrease in accrued expenses                                                         (7,610)           (407)
                                                                                                   -------         -------
 .........         NET CASH PROVIDED BY OPERATING ACTIVITIES                                        15,481          19,086
 INVESTING ACTIVITIES
 .........Purchases of property and equipment                                                       (9,374)         (6,007)
 .........Proceeds from sale of property and equipment                                                  42             127
 .........Installment sales contracts written                                                      (31,384)        (22,010)
 .........Payments received on installment sales contracts                                          21,504          20,286
 .........Marketable securities purchased                                                             (660)         (3,182)
 .........Marketable securities sold                                                                   175           3,557
 .........Increase in other investments                                                             (2,441)         (2,133)
             Business acquisitions, net of cash acquired                                           (23,830)         (6,848)
             Increase in other long term assets                                                     (2,657)           (982)
 .........Other                                                                                     (3,263)         (2,644)
                                                                                                   -------         -------
 .........     NET CASH REQUIRED BY INVESTING ACTIVITIES                                           (51,888)        (19,836)

 FINANCING ACTIVITIES
 .........Proceeds from long-term borrowings                                                        98,403          20,748
 .........Principal payments on long-term borrowings                                               (61,672)        (24,772)
             Proceeds from exercise of stock options                                                 2,081             851
 .........Dividends paid                                                                              (727)           (358)
 .........Proceeds from treasury stock                                                              (2,250)           (161)
                                                                                                   -------         -------
 .........     NET CASH PROVIDED BY (USED FOR) FINANCING
 .........     ACTIVITIES                                                                           35,835          (3,692)

 Effect of exchange rate changes on cash                                                              (284)            662
                                                                                                   -------         -------
 Decrease in cash and cash equivalents                                                                (856)         (3,780)
 Cash and cash equivalents at beginning of period                                                    4,132           7,359
                                                                                                   -------         -------
 Cash and cash equivalents at end of period                                                        $ 3,276         $ 3,579
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

Principles of Consolidation -- In the opinion of the company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. The accompanying financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 1996 and December 31, 1995, and the results of its operations for the three and six months ended June 30, 1996 and 1995 and changes in its cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

Statement of Cash Flows -- The Company made payments (in thousands) of :

                                                                           Six Months Ended
                                                                               June 30,
                                                                         1996            1995
                                                                      -------------------------
 .........         Interest                                            $4,532             $3,044
 .........         Income Taxes                                        20,779             10,270



Inventories -- Inventories consist of the following components (in thousands):

                                                                        June 30,            December 31,
                                                                            1996                    1995
                                                                       ---------------------------------
 .........         Raw materials                                         $ 24,523                $ 20,045
 .........         Work in process                                         13,203                  10,898
 .........         Finished goods                                          32,270                  23,525
                                                                       ---------                --------
                                                                        $ 69,996                $ 54,468
                                                                       =========                ========


The inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment -- Property and equipment consist of the following (in thousands):


                                                                     June 30,         December 31,
                                                                         1996                 1995
                                                                         -------------------------
 Land, buildings and improvements                                   $  35,321            $  33,501
 Machinery and equipment                                               93,107               84,662
 Furniture and fixtures                                                 9,915                8,636
 Leasehold improvements                                                 7,052                6,674
                                                                    ---------              -------
                                                                      145,395              133,473
                                                                    ---------              -------
       Less allowance for depreciation                                (74,879)             (68,395)
                                                                    ---------              --------
                                                                    $  70,516            $  65,078
                                                                    =========              ========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the three and six months ended June 30, 1996 increased by 30.1% and 27.6%, respectively over the same periods a year ago. For the quarter, acquisitions accounted for 14.7% of the increase while currency translation negatively impacted sales by .7%. For the first half, acquisitions contributed 12.0% of the increase with foreign currency having a slight positive impact. All product lines, with the exception of low air loss therapy, had sales gains for the quarter and first half with personal care products, standard wheelchairs, power products and respiratory posting the largest increases. Sales increased principally due to higher unit volumes, aided by national provider supply contracts that were completed during 1995. The volume increases were offset by the effects of a continuing competitive pricing environment for many of our product lines.

North American Operations

Rehab Products Group. Sales of the Rehab Products Group, which consists of the power wheelchairs, custom manual wheelchairs and seating and positioning business units, increased 22.9% with 4.0% of the increase for the quarter due to the acquisition of PinDot Products and Special Health Systems. All product lines posted strong sales increases for the quarter. For the first half, Rehab group sales increased 22.4% with acquisitions contributing 5.9% to the increase.



Standard Products Group. Sales of the Standard Products Group, which consists of the manual wheelchairs/patient transport, personal care, beds and low air loss therapy business units, increased 33.0%, including the impact of the long term care bed product acquisition which accounted for 14.9% of the increase for the quarter. The personal care, manual wheelchairs/patient transport and homecare beds product lines each posted solid sales increases with personal care sales showing significant volume gains. The sales growth for the group was positively impacted by the national provider contracts entered into in late 1995. These strong gains were offset by significantly reduced pricing due to the intense competition across all product lines as well as a continuing decline in volumes for the low air loss therapy product line as a result of changes in Medicare reimbursement policies. For the first half, Standard Products Group sales increased 24.9% with 7.7% of the increase related to acquisitions.

Respiratory Products Group. Sales of the Respiratory Products Group, which consists of the oxygen concentrator, aerosol therapy and associated respiratory products and liquid oxygen business units, increased 22.5% and 24.9% for the quarter and first six months ended June 30, 1996, respectively. The quarter and first half growth was aided by the early first quarter introduction of the Venture Demand Oxygen Delivery Device. Volume increases for the quarter and first half, principally for oxygen concentrators, were substantially higher than the reported sales gain due to the significant competitive pricing pressure being experienced in the marketplace for this product line.

Associated Products Group. This group, consisting primarily of the company's Canadian and New Zealand operations, aftermarket parts, ambulatory infusion pump business and Invacare's new retail division, had a 64.2% sales increase with acquisitions accounting for 59.2%. The acquisitions included Patient Solutions, Thompson Rehab, GP Healthcare, M.E.R.S. and Frohock-Stewart. For the first six months sales for this group increased 59.0% with 53.7% coming from acquisitions.

European Operations

European sales increased 20.4% with acquisitions accounting for 14.5% of that increase. Sales increased in almost all product lines with patient aids and power wheelchairs leading the way. Currency translation had a negative impact of 3.4% on the reported sales increase. The first half sales gain for Europe was 24.3% with 15.8% due to acquisitions.
Currency had a minimal impact on the reported sales gains for the first six months.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and six month periods ending June 30, 1996 was 32.3% and 31.7%, respectively, compared to 32.8% and 31.9% for the same periods last year. Gross margins declined principally due to the effect of businesses acquired as they had margins lower than those of the company's existing businesses. Excluding acquisitions, gross margins improved slightly for both the quarter and six months. Margins for North America operations, excluding the impact of businesses acquired increased for both periods due to a favorable shift in product mix and continued productivity improvements offset by overall price declines due to the continued competitive pricing environment. European margins, excluding acquisitions, declined as a result of competitive pricing pressures and an adverse product mix shift.




SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and six months ending June 30, 1996 was 21.8% and 22.5%, respectively, compared to 22.2% and 22.7% in the same periods a year ago. The dollar increase was $7,531,000 (28%) for the quarter and $13,783,000 (26%) for the six months. Acquisitions accounted for more than half of the dollar increase in both periods.

North American selling, general and administrative costs as a percent to sales grew at a slower rate than sales for the quarter. European operations' selling, general and administrative expenses, as a percentage of sales, increased due to continued investments to build the infrastructure to support the company's strategy of expanding the European product lines to mirror that of its North American operations.


INTEREST

Interest income in the three and six months ended June 30, 1996 increased over the same periods a year ago as a result of increased installment loan volumes offset by a slight decline in the portfolio's effective rate. For the quarter and first six months, interest expense increased due to higher average outstanding borrowings as rates remained relatively constant for the periods presented.

INCOME TAXES

The Company had an effective tax rate of 39.0% for the three and six months ended June 30, 1996, compared to 38.0% in the same periods a year ago. The higher tax rate in 1996 is due principally to a higher level of foreign taxes in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's overall level of long-term obligations increased $40,000,000 to $163,000,000 for the six months ended June 30, 1996, as a result of continued acquisition activity and increased capital expenditures. Increased working capital needs to support the volume growth also contributed to the increase. The Company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of June 30, 1996 the Company has approximately $99,000,000 available under its lines of credit and under the most restrictive covenant of its debt arrangements may borrow up to $245,500,000.

The Company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined in the bank and note agreements. The Company is in compliance with all of the conditions.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of June 30, 1996. The Company expects to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The Company estimates that capital investments for 1996 will approximate $25 million. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing capabilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $15.4 million for the first half of 1996 compared to $19 million in 1995. Operating cash flow declined in 1996 due to increased working capital requirements needed to support the increased sales activity and a decrease in accrued expenses. These increases were offset somewhat by increased net income.
 .........
Cash flows required for investing activities increased by $32.0 million for the first half of 1996 when compared to 1995 mainly as a result of acquisition activity and increased installment sales activity by the Company's financing division.
 .........
Cash flows provided by financing activities increased to $35.8 million for the first half of 1996 when compared to $3.7 million required in 1995 as the result of an increase in long-term borrowings required to fund acquisitions, the repurchase of treasury stock for $2.25 million and the increased working capital requirements.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On May 22, 1996, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of July 4, 1996, to be paid on July 15, 1996. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

Item 4. Results of Votes of Security Holders

 .........On  May  22,  1996,  the  Company  held  its  1996  Annual  Meeting  of
Shareholders to act on proposals to increase the number of authorized Common Shares; to increase the maximum number of Directors of the Company from nine to fifteen; to fix the total number of Directors at ten, subject to the prior adoption of the proposal to increase the maximum number of Directors; and to elect a class of Directors.
         A. Malachi Mixon, III, Frank B. Carr and Michael F. Delaney were re-elected for a three year term of office expiring in 1999, with 35,008,926, 35,013,331 and 35,013,872 affirmative votes, respectively, ( 79 percent of the total voting power). The candidates had 180,176, 175,771 and 175,230 negative votes, respectively, ( .4 percent of the total voting power). Dr. Bernadine P. Healy was also elected for a three year term of office expiring in 1999, with 35,006,502 affirmative votes and 182,600 negative votes (79.4 percent and .41 percent of the total voting power, respectively).
         The proposal to increase the number of authorized Common Shares received 34,115,613 affirmative votes (77.5 percent of the total voting power present at the meeting), 998,645 negative votes (2.3 percent of the total voting power) and 74,843 abstained votes (.2 percent of the total voting power).
         The proposal to increase the maximum number of Directors of the Company from nine to fifteen received 33,968,854 affirmative votes (77.1 percent of the total voting power), 546,116 negative votes (1.24 percent of the total voting power), 101,443 abstained votes (.2 percent of the total voting power) and 572,689 broker non-votes.
         The proposal to fix the total number of Directors at ten, subject to the adoption of the prior proposal received 34,739,446 affirmative votes (78.9 percent of the total voting power present at the meeting), 340,788 negative votes (.7 percent of the total voting power present at the meeting) and 108,867 abstained votes (.3 percent of the total voting power present at the meeting).


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

                                                 INVACARE CORPORATION


                                                 By:  /S/ Thomas R. Miklich
                                                 ---------------------------
                                                 Thomas R. Miklich
                                                 Chief Financial Officer

Date:  August 14, 1996