Form 10-Q
period 1996-09-30
INVACARE CORP
filed 1996-11-14
CIK 742112

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended September 30, 1996
                      ----------------------------------------

                         Commission File Number  0-12938

                              Invacare Corporation
             (Exact name of registrant as specified in its charter)

         Ohio                                             95-2680965
         ----                                             ----------
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

                                       N/A
 (Former name, former address and former fiscal year, if change since last report)

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

     As of November 8, 1996 the Company had 27,953,328 Common Shares and 1,441,767 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                        Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

September 30, 1996 and December 31, 1995...................................3

         Condensed Consolidated Statement of Earnings -

Three and Nine Months Ended September 30, 1996 and 1995....................4

         Condensed Consolidated Statement of Cash Flows -

Nine Months Ended September 30, 1996 and 1995..............................5

         Notes to Condensed Consolidated Financial

Statements - September 30, 1996............................................6

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations..............................7

Part II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K.................................11

SIGNATURES................................................................11

Part I.  FINANCIAL INFORMATION
Item 1.           Financial Statements

                                           INVACARE CORPORATION AND SUBSIDIARIES
                                    Condensed Consolidated Balance Sheet - (unaudited)

                                                                                    September 30,          December 31,
                                                                                            1996                  1995
ASSETS                                                                                          (In thousands)
------                                                                          -----------------------------------------
CURRENT ASSETS
         Cash and cash equivalents                                                    $    5,051             $    4,132
         Marketable securities                                                             3,415                  2,437
         Trade receivables, net                                                           98,541                 93,592
         Installment receivables, net                                                     47,401                 37,074
         Inventories                                                                      79,642                 54,468
         Deferred income taxes                                                             7,944                  6,831
         Other current assets                                                              4,946                  6,151
                                                                                      ----------             ----------
                  TOTAL CURRENT ASSETS                                                   246,940                204,685

OTHER ASSETS                                                                              42,953                 36,581
PROPERTY AND EQUIPMENT, NET                                                               74,911                 65,078
GOODWILL, NET                                                                            123,278                102,406
                                                                                      ----------             ----------
                  TOTAL ASSETS                                                          $488,082               $408,750
                                                                                      ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                                              $  43,064              $  33,805
         Accrued expenses                                                                 46,351                 45,097
         Accrued income taxes                                                              1,491                  5,821
         Current maturities of long-term obligations                                         228                    213
                                                                                      ----------             ----------
                  TOTAL CURRENT LIABILITIES                                               91,134                 84,936

LONG-TERM OBLIGATIONS                                                                    168,843                122,456

DEFERRED INCOME TAXES                                                                        704                     39

SHAREHOLDERS' EQUITY
         Preferred shares                                                                      0                      0
         Common shares                                                                     7,086                  6,148
         Class B common shares                                                               360                  1,243
         Additional paid-in-capital                                                       70,357                 66,890
         Retained earnings                                                               155,413                130,100
         Adjustment to shareholders' equity                                                  490                    993
         Treasury shares                                                                 (6,305)                 (4,055)
                                                                                     -----------              ----------
                  TOTAL SHAREHOLDERS' EQUITY                                             227,401                201,319
                                                                                     -----------              ----------

                  TOTAL LIABILITIES
                     AND SHAREHOLDERS' EQUITY                                           $488,082               $408,750
                                                                                     ===========              ==========

See notes to condensed consolidated financial statements.

                                                    INVACARE CORPORATION AND SUBSIDIARIES

                                         Condensed Consolidated Statement of Earnings - (unaudited)

                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                   September 30,
                                                                     1996            1995            1996             1995
                                                                  --------------------------------------------------------
                                                                             (In thousands, except per share data)
Net sales                                                            $158,146        $130,547         $451,776         $360,577

Cost of products sold                                                 104,942          86,643          305,590          243,187
                                                                  -----------      ----------       ----------       ----------

    GROSS PROFIT                                                       53,204          43,904          146,186          117,390

Selling, general and administrative expenses                           35,181          28,236          101,243           80,515
                                                                  -----------      ----------       ----------       ----------


    INCOME FROM OPERATIONS                                             18,023          15,668           44,943           36,875

Interest income                                                         2,514            1,741           7,125            5,272

Interest expense                                                       (3,091)          (2,791)         (8,787)          (7,360)
                                                                    ----------      ----------      ----------        ----------


    EARNINGS BEFORE INCOME TAXES                                       17,446          14,618           43,281           34,787

Income taxes                                                            6,800           5,550           16,875           13,210
                                                                   ----------      ----------       ----------        ----------

    NET EARNINGS                                                     $ 10,646       $   9,068        $  26,406        $  21,577
                                                                   ==========      ==========       ==========        ==========


    NET EARNINGS PER SHARE                                        $       .35     $       .30      $       .87     $        .72
                                                                   ==========      ==========       ==========        ==========

     DIVIDEND DECLARED PER COMMON SHARE                             $   .0125       $   .0125        $   .0375      $    .0375
                                                                   ==========      ==========       ==========        ==========

Weighted average shares outstanding                                    30,453          30,104           30,387           30,012
                                                                   ==========      ==========       ==========        ==========


See notes to condensed consolidated financial statements.

                                           INVACARE CORPORATION AND SUBSIDIARIES
                               Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                                    1996          1995
                                                                                                  ------        ------
 OPERATING ACTIVITIES                                                                                  (In thousands)
         Net earnings                                                                             $26,406         $21,577
          Adjustments to reconcile net earnings to
               net cash required by operating activities:
               Depreciation and amortization                                                        13,220          10,680
               Provision for losses on receivables                                                   1,507             368
               Provision for deferred income taxes                                                    (341)            (53)
               Provision for other deferred liabilities                                              1,954             356
          Changes in operating assets and liabilities:
               Accounts receivable                                                                     980         (10,392)
               Inventories                                                                         (16,607)          2,579
               Other assets                                                                          1,535           1,025
               Accounts payable                                                                      4,884           2,000
               Accrued expenses                                                                     (6,517)          1,590
                                                                                                  --------         -------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                                        27,021          29,730

 INVESTING ACTIVITIES
          Purchases of property and equipment                                                      (15,689)         (8,602)
          Proceeds from sale of property and equipment                                                 102             139
          Installment sales contracts written                                                      (46,062)        (32,588)
          Payments received on installment sales contracts                                          34,779          31,534
          Marketable securities purchased                                                           (1,153)         (3,682)
          Marketable securities sold                                                                   175           4,427
          Increase in other investments                                                             (3,734)         (2,133)
             Business acquisitions, net of cash acquired                                           (24,860)        (17,898)
             Increase in other long term assets                                                     (2,616)         (3,889)
          Other                                                                                     (1,472)             67
                                                                                                 ---------       ---------
               NET CASH REQUIRED BY INVESTING ACTIVITIES                                           (60,530)        (32,625)

 FINANCING ACTIVITIES
          Proceeds from long-term borrowings                                                       121,465          37,808
          Principal payments on long-term borrowings                                               (87,007)        (39,285)
             Proceeds from exercise of stock options                                                 3,522           1,232
          Dividends paid                                                                            (1,093)           (608)
          Purchase of treasury stock                                                                (2,250)           (161)
                                                                                                ----------       ---------
               NET CASH PROVIDED BY (USED FOR) FINANCING
               ACTIVITIES                                                                           34,637          (1,014)
 Effect of exchange rate changes on cash                                                              (209)            693
                                                                                                ----------        ---------
 Increase/(decrease) in cash and cash equivalents                                                      919          (3,216)
 Cash and cash equivalents at beginning of period                                                    4,132           7,359
                                                                                                ----------        ---------
 Cash and cash equivalents at end of period                                                       $  5,051       $   4,143
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

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)


Nature of Operations -- Invacare Corporation and its subsidiaries (the "company") is the leading home medical equipment manufacturer in the world based on its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care, extended care and retail markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, motorized scooters, patient aids, home care and institutional beds, low air loss therapy products, home respiratory, ambulatory infusion pumps and seating and positioning products.

Principles of Consolidation -- In the opinion of the company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. The accompanying financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 1996 and December 31, 1995, and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and changes in its cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

Statement of Cash Flows -- The company made payments (in thousands) of :

                                                                           Nine Months Ended
                                                                              September 30,
                                                                        1996                1995
                                                                       ------                ----
                  Interest                                          $  7,462            $  5,822
                  Income Taxes                                      $ 21,330            $ 14,337


Inventories -- Inventories consist of the following components (in thousands):

                                                                September 30,        December 31,
                                                                        1996                1995
                                                                ------------         -----------
                  Raw materials                                     $ 25,912            $ 20,045
                  Work in process                                     14,838              10,898
                  Finished goods                                      38,892              23,525
                                                                ------------         -----------
                                                                    $ 79,642            $ 54,468
                                                                ============         ===========


The inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment -- Property and equipment consist of the following (in thousands):


                                                                September 30,        December 31,
                                                                        1996                1995
                                                               ---------------------------------
 Land, buildings and improvements                                  $  35,639           $  33,501
 Machinery and equipment                                              98,196              84,662
 Furniture and fixtures                                               11,076               8,636
 Leasehold improvements                                                7,189               6,674
                                                                ------------         -----------
                                                                     152,100             133,473
 Allowance for depreciation                                          (77,189)            (68,395)
                                                                ------------          ----------
                                                                 $    74,911           $  65,078
                                                                 ===========          ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the three and nine months ended September 30, 1996 increased by 21.1% and 25.3%, respectively, over the same periods a year ago. For the quarter, acquisitions accounted for over one-half of the increase while currency translation negatively impacted sales by less than 1%. Year to date, acquisitions contributed slightly less than one-half of the increase with foreign currency having a minimal negative impact. All product lines, with the exception of low air loss therapy, had sales gains for the quarter and year to date with personal care products, power products and standard wheelchairs posting the largest increases. Sales increased principally due to higher unit volumes, aided by national provider supply contracts that were completed during 1995. The volume increases were offset by the effects of a continuing competitive pricing environment mainly in the standard and respiratory product groups.

North American Operations

Rehab Products Group. Sales of the Rehab Products Group, which consists of the power wheelchairs, custom manual wheelchairs and seating and positioning business units, increased 22.4% with 3.6% of the increase for the quarter due to the acquisition of Special Health Systems. All product lines posted sales increases for the quarter. Year to date, Rehab group sales also increased 22.4% with acquisitions contributing 3.7% to the increase.

Standard Products Group. Sales of the Standard Products Group, which consists of the manual wheelchairs/patient transport, personal care, beds and low air loss therapy business units, increased 21.4%, including the impact of the long term care bed product acquisition which accounted for 10.3% of the increase for the quarter. The personal care and manual wheelchairs/patient transport product lines each posted solid sales increases with personal care sales continuing to show significant volume gains. The sales growth for the group was positively impacted by the national provider contracts entered into in late 1995. These strong gains were offset by significantly reduced pricing due to the intense competition across all product lines as well as a continuing decline in volumes for the low air loss therapy product line as a result of changes in Medicare reimbursement policies. Year to date, Standard Products Group sales increased 23.7% with 8.7% of the increase related to acquisitions.

Respiratory Products Group. Sales of the Respiratory Products Group, which consists of the oxygen concentrator, aerosol therapy and associated respiratory products and liquid oxygen business units, increased slightly for the quarter and 18.0% for the first nine months ended September 30, 1996. The first nine months were aided by the early first quarter introduction of the Venture Demand Oxygen Delivery Device. Volume increases for the nine months, principally for oxygen concentrators and aerosal therapy were substantially higher than the reported sales gain due to the significant competitive pricing pressure being experienced in the marketplace for this product line.

Associated Products Group. This group, consisting primarily of the company's Canadian and New Zealand operations, aftermarket parts, ambulatory infusion pump business and Invacare's new retail division, had a 74.1% sales increase primarily as a result of acquisition activity. The acquisitions included Thompson Rehab, GP Healthcare, Rollerchair, Medical Equipment Repairs Svc. Inc., Frohock-Stewart and Product Research Company. For the first nine months, sales for this group increased 64.4%.

European Operations

European sales increased 11.3% with acquisitions accounting for 5.6% of that increase. Sales increased in almost all product lines with patient aids and power wheelchairs leading the way. Currency translation had a negative impact of 3.5% on the reported sales increase. For the nine months ended September 30, 1996, sales gain for Europe was 19.1% with 11.7% due to acquisitions. Currency translation had a negative impact of 1.2% on the reported sales increase.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine month periods ending September 30, 1996 was 33.6% and 32.4%, respectively, compared to 33.6% and 32.6% for the same periods last year. Gross profit was effected by businesses acquired as they had margins lower than those of the company's existing businesses. In addition, gross profit continues to reflect the impact of competitive pricing pressures which was offset by productivity enhancements, material cost management and cost containment initiatives.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and nine months ending September 30, 1996 was 22.2% and 22.4%, respectively, compared to 21.6% and 22.3% in the same periods a year ago. The dollar increase was $6,945,000 (24.6%) for the quarter and $20,728,000 (25.7%)
for the nine months. Acquisitions were the major contributors of the dollar increase in both periods.

North American selling, general and administrative costs as a percent of sales, excluding acquisitions, grew at a slower rate than sales for the quarter. European operations' selling, general and administrative expenses, as a percentage of sales, increased due to ongoing investments necessary to build the infrastructure to support the company's strategy of expanding the European product lines to mirror that of its North American operations.

INTEREST

Interest income in the three and nine months ended September 30, 1996 increased over the same periods a year ago as a result of increased installment loan volumes offset by a slight decline in the portfolio's effective yield rate. For the quarter and nine months, interest expense increased due to higher average outstanding borrowings as rates remained relatively constant for the periods presented.

INCOME TAXES

The company had an effective tax rate of 39.0% for the three and nine months ended September 30, 1996, compared to 38.0% in the same periods a year ago. The higher tax rate in 1996 is due principally to a higher level of foreign taxes in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The company's overall level of long-term obligations increased $46,000,000 to $169,000,000 for the nine months ended September 30, 1996, as a result of continued acquisition activity and increased capital expenditures. Increased working capital needs to support the volume growth also contributed to the increase. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of September 30, 1996 the company has approximately $93,000,000 available under its lines of credit and under the most restrictive covenant of its debt arrangements may borrow up to $262,000,000.

The company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined in the bank and note agreements. The company is in compliance with all of the conditions.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of September 30, 1996. The company expects to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 1996 will approximate $25 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing capabilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $27 million for the nine months ended September 30, 1996 compared to $30 million in 1995. Operating cash flow declined in 1996 due to increased working capital requirements needed to support the increased sales activity.

Cash flows required for investing activities increased by $28 million for the nine months ended September 30, 1996 when compared to 1995 mainly as a result of acquisition activity and increased installment sales activity by the Company's financing division.

Cash flows provided by financing activities increased to $35 million for the nine months of 1996 when compared to $1 million required in 1995 as the result of an increase in long-term borrowings required to fund acquisitions, increased working capital requirements and increased capital expenditure levels.

In addition to acquisition activities, the effect of foreign currency translation may result in amounts being shown for cash flows in the Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On August 21, 1996, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of October 1, 1996, to be paid on October 15, 1996. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

 Item 5.  Exhibits and Reports on Form 8-K

         A        Exhibits:
                  Official Exhibit No.
                  27       Financial Data Schedule

         B        Reports on Form 8-K:   None

                  3(b)     Code of Regulations; as submitted May 22, 1996.

                  10(ao) First Amendment to Loan Agreement among Invacare Corporation and certain subsidiaries and NBD, N.A., as agent dated July 31, 1996.


                                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    INVACARE CORPORATION


                                                    By:  /S/ Thomas R. Miklich
                                                    --------------------------
                                                    Thomas R. Miklich
                                                    Chief Financial Officer

Date:  November 14, 1996