Form 10-K
INVACARE CORP
filed 1997-03-27
CIK 742112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996
                  -------------------------------------------

                                       OR


/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from _____________ to ________________

                         Commission file number 0-12938


                              INVACARE CORPORATION
                              --------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                     95-2680965
 ------------------------------              ------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                Number)

            899 Cleveland Street, P. O. Box 4028, Elyria, Ohio 44036
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:       (216) 329-6000
                                                          --------------

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

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes X No

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 28, 1997, 28,488,077 Common Shares and 1,441,467 Class B Common Shares were outstanding. At that date, the aggregate market value of the
23,497,677 Common Shares of the Registrant held by non-affiliates was $569,818,667 and the aggregate market value of the 99,547 Class B Common Shares of the Registrant held by non-affiliates was $2,414,015 while the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the NASDAQ National Market System on February 28, 1997, which was $24.25. For purposes of this information, the 4,990,400 Common Shares and 1,341,920 Class B Common Shares which were held by Executive Officers and Directors were deemed to be the Common Shares and Class B Common Shares held by affiliates.


                       Documents Incorporated By Reference
                       -----------------------------------



Part of Form 10-K                       Document Incorporated By Reference
------------------                      ------------------------------------

Part III (Items 10, 11,                 Portions of the Registrant's
12 and 13)                              definitive Proxy Statement to
                                        be used in connection with
                                        its 1997 Annual Meeting of
                                        Shareholders.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 1996.

                                     PART I
Item 1.  Business.

(a) General Development of Business.

Invacare is the leading home medical equipment (HME) manufacturer in the world based upon its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care, retail and extended care markets. Invacare continuously revises and expands its product lines to meet changing market demands. The company's products are sold principally to over 10,000 home health care and medical equipment provider locations in the U.S., Australia, Canada, New Zealand and Europe, with the remainder of its sales being primarily to government agencies and distributors. Invacare's products are sold through its world-wide distribution network by its sales force, telemarketing employees and various organizations of independent manufacturer's representatives. The company also uses its extensive dealer network to distribute medical equipment and related supplies manufactured by others.

Invacare is committed to design, manufacture and distribute the best value in mobility products and medical equipment for people with disabilities and those requiring home health care. Invacare will achieve this vision by:

           * designing and developing innovative and technologically superior products;
           * ensuring continued focus on our primary market - the home care market;
           * providing the industry's best and most cost-effective sales, customer service and distribution organization;
           * providing superior and innovative dealer support and aggressive product line extensions;
           * building a strong referral base among health care professionals;
           * building  brand  preference  with  consumers;
           * handling  the retailchannel through a dedicated sales and marketing structure;
           * managing the  extended  and  acute  care  market  with   separate
             sales and distribution;
           * continuous  advancement/recruitment of top management candidates;
           * empowering  all  employees;
           * providing a performance based  reward  environment;  and
           * continually striving for total quality throughout the organization.

When the company was acquired in December 1979 by a group of investors, including certain members of management and of the Board of Directors, it had $19.5 million in net sales and a limited product line of standard wheelchairs and patient aids. In 1996, Invacare reached $619 million in net sales, representing a 22.5% compound average sales growth since 1979, and currently is one of the only companies in the industry which manufactures and markets products in each of the following major home medical equipment categories: power and manual wheelchairs, patient aids, home care beds, home respiratory products, low air loss therapy products, seating and positioning products and ambulatory infusion pumps.

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

(c) Narrative Description of Business.

THE HOME MEDICAL EQUIPMENT INDUSTRY

North America
-------------
The home medical equipment market includes home health care products, physical rehabilitation products and other non-disposable products used for the recovery and long-term care of patients. The company believes that the sales of domestic home medical equipment products will continue to grow during the next decade as a result of several factors, including:

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

     Treatment trends. Many medical professionals and patients prefer home health care over institutional care as it is believed that it results in greater patient independence, increased patient responsibility and improved responsiveness to treatment as familiar surroundings are believed to be conducive to improved patient outcomes. Healthcare professionals, public payors and private payors agree that home care is a cost effective, clinically appropriate alternative to facility-based care. Recent surveys show that approximately 70% of adults would rather recover from accident or illness in their home, while approximately 90% of the older population showed preference for home based long-term care.

     Technological trends. Technological advances have made medical equipment increasingly adaptable for use in the home as current hospital procedures often allow for earlier patient discharge, thereby lengthening recuperation periods outside of the traditional institutional setting. In addition, continuing medical advances prolong the life of adults and children, thus increasing the demand for home medical care equipment.

     Healthcare cost containment trends. In 1995, it was estimated that spending on health care in the U.S. surpassed $990 billion dollars, which is approximately 14.0% of Gross Domestic Product (GDP). Spending for 1996 was projected to reach $1 trillion, and estimated to reach 15.9% and 17.9% of GDP, in the year's 2000 and 2005, respectively. The rising cost of health care has caused many payors of health care expenses to look for ways to contain costs. Home health care has gained wide-spread acceptance among health care providers and public policy makers as a cost effective, clinically appropriate and patient preferred alternative to facility based care for a variety of acute and long-term illnesses and disabilities. Thus the company believes that home health care and home medical equipment will play a significant role in reducing health care costs.

     Society's mainstreaming of people with disabilities. People with disabilities are part of the fabric of society, and this has increased, in large part, due to the Americans with Disabilities Act which became law in 1991. This legislation provides mainstream opportunities to people with disabilities. The Americans with Disabilities Act imposes requirements on certain components of society to make "reasonable accommodations" to integrate people with disabilities into the community and the workplace.

     Distribution channels. The changing home health care market continues to provide new ways of reaching the end user. The distribution network for products has expanded to include not only specialized home health care providers and extended care facilities but retail drug stores, surgical supply houses, rental, hospital and HMO-based stores, home health agencies, mass merchandisers and direct sales.

Europe
------
The company believes that, while many of the market factors influencing demand in the U.S. are also present in Europe - aging of the population, technological trends and society's acceptance of people with disabilities - each of the major national markets within Europe has distinctive characteristics. The European health care industry is more heavily socialized and is therefore more influenced by government regulation and fiscal policy. Variations in product specifications, regulatory approvals, distribution requirements and reimbursement policies require the company to tailor its approach to each market. Management believes that as the European markets become more homogeneous and the company continues to refine its distribution channels, the company can effectively penetrate these markets.

OPERATING UNITS
---------------

North America
-------------
North American operations are aligned into three primary operating groups, which manufacture and market products in all of the major home medical equipment categories. In Australia, the company manufactures and markets custom power wheelchairs for Australasia. In Canada, the company principally sells Invacare products manufactured in the U.S. In New Zealand, the company principally produces components used in other Invacare products, as well as manufactures and distributes products for the New Zealand market. The company also sells standard wheelchairs and seating and positioning products manufactured in Canada and certain patient aids manufactured in Europe.

     REHAB PRODUCTS GROUP

     Power wheelchairs. Invacare manufactures and markets a complete line of prescription power wheelchairs for people with chronic and temporary disabilities, older persons and people who are convalescing. Prescription power wheelchairs are designed to accommodate the capabilities of the individual and are custom built for long-term use by one individual based on specifications prescribed by a medical professional. Invacare's power wheelchair lines are marketed under the Action brand name and includes, among others, the Storm SeriesTM, a technologically advanced series of power wheelchairs. Action Virtual ServiceSM technology was introduced in 1996 on the Power MK IV series controllers. This innovative technology allows technicians to access power chair controllers via modem so that in-depth diagnostics and performance adjustments can be done from any location where a phone line is available. Additionally, the economical Action P7E series was recently introduced to meet basic transportation and mobility needs.

     Custom manual wheelchairs. Invacare manufactures and markets a range of custom manual wheelchairs for everyday, sports and recreational uses. These lightweight chairs are marketed under the Action brand and Action Top End(R) product name. The chairs provide mobility for people with moderate to severe disabilities in their everyday activities as well as for various sports such as basketball, racing, skiing and tennis.

     Scooters. Invacare manufactures and markets three- and four-wheeled motorized scooters, including rear wheel drive models for both outdoor and indoor use, under the Action brand name. This product line includes the Action Cat(TM) and Action Flyer(TM) products.

     Seating and positioning products. Invacare manufactures and markets seat cushions, back positioners and a variety of attachments used for comfort, support, pressure relief and posture control under the PinDot(R) brand. Seating products marketed under the Action brand include the Tarsys(TM) product of electronic and mechanical tilting and reclining devices for use on power wheelchairs.

     STANDARD PRODUCTS GROUP

     Manual wheelchairs. For use in the home, institutional setting or public places (e.g. airports, malls, etc. ) by people who are chronically or temporarily disabled but do not require or qualify under medical reimbursement programs for customization in terms of size, basic performance characteristics, or frame modification. Examples of Invacare's standard wheelchair lines, which are marketed under the Invacare(R) brand name, include the 9000 and TracerTM product lines. Both standard and prescription manual wheelchairs are designed to accommodate the diverse capabilities of the individual.

     Self care. Invacare manufactures and/or distributes a full line of patient aids including ambulatory aids such as crutches, canes, walkers and wheeled walkers; bath safety aids such as tub transfer benches, shower chairs and grab bars; and patient care products such as commodes, lift-out chairs, and foam products.

     Home care beds. Invacare manufactures and distributes a wide variety of manual, semi-electric and fully-electric beds for home use under the Invacare(R) brand name. Home care bed accessories include bed side rails, mattresses, overbed tables, , trapeze bars and traction equipment.

     Low air loss therapy products. Invacare manufactures and markets a complete line of mattress overlays and replacement products, under the Invacare(R) brand name, which use air flotation to redistribute weight and move moisture away from patients who are immobile and therefore spend a great deal of time in bed.

     Patient transport. Invacare manufactures and markets products for use in the home and institutional settings, including patient lifts and slings and multi-position recliners.

     Distributed products. Invacare distributes a line of personal medical care products manufactured by others, including incontinence products and bedding.

     Extended care bed and furniture. Invacare, operating as Invacare Health Care Furnishings (IHCF), manufactures and distributes beds and furnishings for facility based care focusing on the extended and acute care markets.

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

Europe
------
The company's European operations operate as a "common market" company with sales throughout western Europe. The European operation currently sells a limited line of products providing significant room for growth as Invacare continues to broaden its product line offerings to mirror that of the North American operations. The expansion of respiratory products remains a major focus in order to capitalize on the progress made in 1996.

Most wheelchair products sold in Europe are designed and manufactured locally to meet specific market requirements. However, as a result of Invacare's worldwide development efforts, the Action 2000, a manual lightweight design that originated in the U.S., was the first wheelchair in Europe to meet the high standards of quality required to receive the Community European (CE) mark. The Action Storm Series, which is very successful in the U.S., was also redesigned for European markets and launched as scheduled during 1996. In addition, certain power wheelchair products sold in the United States are adaptations of products originally designed for the European markets.

The company manufactures and/or assembles both manual and power wheelchair products at six of its European facilities - Bencraft Ltd. and Invacare (UK) Ltd.in the U.K., Poirier Groupe Invacare S.A. in France, Invacare Deutschland GmbH in Germany, Fabriorto Lda in Portugal and Kuschall Design AG, formerly Paratec AG, assembles the Kuschall line of manual wheelchairs in Switzerland. Motorized scooters are manufactured in Germany. Self care products and patient lifts and slings are manufactured in the United.Kingdom. and France. Oxygen products are imported from Invacare's U.S operations.

WARRANTY
--------
In general, Invacare's products are sold with limited warranties of up to five years. Customers may also purchase extended warranties on certain products. Electrical components are warranted for one year. Specific components of the company's manual, custom manual and power wheelchair carry a lifetime warranty.

COMPETITION
-----------
In each of the company's major product lines, both domestically and internationally, there are a limited number of significant national competitors and a number of regional and local competitors. In some countries or in certain product lines, the company may face competition from other manufacturers that have larger market shares, greater resources or other competitive advantages. Invacare believes that it is the leading home medical equipment manufacturer based on its distribution channels, breadth of product line and sales.

North America
-------------
The home medical equipment market is highly competitive, and Invacare's products face significant competition from other well-established manufacturers. The company believes that its success in increasing market share is dependent on providing value to the customer based on the quality, performance and price of the company's products, the range of products offered, the technical expertise of the sales force, the effectiveness of the company's distribution system, the strength of the dealer and distributor network and the availability of prompt and reliable service for its products. The company believes its "One Stop Shoppingsm" approach provides the competitive advantage necessary for continuing profitability and market share growth. In the past, various manufacturers have from time to time instituted price-cutting programs in an effort to gain market share. There can be no assurance that other HME manufacturers will not attempt to implement such aggressive pricing again.

Europe
------
As a result of the differences encountered in the European marketplace, competition generally varies from one market to another. The company typically encounters one or two strong competitors in each country, some of them becoming regional leaders in specific product lines.

MARKETING AND DISTRIBUTION
--------------------------

North America
-------------
Sales and Marketing. Invacare's products are marketed in the United States primarily to HME providers that in turn sell or rent these products directly to the end user or to health care institutions, including hospital and nursing home facilities. Although the company's primary customer in the past has been the HME provider, the company also markets its home health products using a "pull-through" marketing method to medical professionals, including physical, and occupational therapists, who refer their patients to HME providers to obtain specific types of home medical equipment.

As a result of the superior service provided by the company's "One Stop Shoppingsm" program, the company has been able to increase its large national account business as well as business with small-to-medium size providers. "One Stop Shoppingsm" offers the HME provider the broadest range of products and services at the total lowest cost. The products of "One Stop Shoppingsm" include a full HME product line, including HME retail merchandising; a dedicated territory business manager with specialist support; account services which include: every day low pricing; InvatelTM Electronic Data Interchange (EDI) Systems; Invacare Credit Corporation; distribution; and technical training. In some cases, Invacare sells directly to government agencies such as the Department of Veterans Affairs (V.A.) or the Department of Defense.

The company continues to make improvements to existing sales and marketing programs to generate greater consumer awareness of Invacare and its products, as witnessed by enhancements made to its consumer marketing program in 1996 through its sponsorship of a variety of wheelchair activities and support of various charitable causes which benefit users of its products. At the 1996 Atlanta Paralympic Games, athletes sponsored by Invacare's Action brand won 89 medals, more than twice the medals of our nearest competitor, competing in the company's high-performance racing and sports chairs marketed under the Action Top End(R) name. Invacare also continued as a National Corporate Sponsor of the National Easter Seal Society, one of the most recognizable charities in the United States that annually meets the needs of over one million children and adults who have various types of disabilities.

In 1996, the company continued the implementation of its new brand strategy in order to effectively communicate to home health care providers and consumers the wide variety of products which Invacare manufactures. The Invacare(R) brand is the company's primary brand for home health care and respiratory equipment, or "stock" products, preferred by professional HME providers. The Action brand is the primary brand for high-tech mobility and sports equipment, or "custom" products preferred by health care professionals and consumers. The PinDot(R) brand represents the company's various seating and positioning products preferred by providers and health care professionals. Launched in 1996, the Aurora(TM) brand was developed to serve the newly emerging mass-retail channels of distribution for home medical equipment which is considered to be "off-the-shelf" as it does not require the expertise of a medical professional in the purchasing process.

Invacare's domestic sales and marketing organization consists primarily of a home care sales force which markets and sells Invacare(R), Pindot(R) and Action branded products to the HME providers. A dedicated manufacturer's representatives' sales force markets and sells the Invacare brand through the company's IHCF subsidiary to the extended and acute care markets; and a separate manufacturer's representatives' sales force markets and sells the Aurora(TM) brand to the mass retail channels of distribution, including home centers, mass merchants and chain drug stores. Each member of Invacare's home care sales force functions as a Territory Business Manager (TBM) and handles all product and service needs for an account, saving the customer valuable time. The TBM also provides training and servicing information to providers, as well as product catalogs, point-of-sale display materials and advertising and merchandising aids. In Canada, a wholly owned subsidiary also sells products through a direct sales force. Products are distributed through regional distribution centers in British Columbia, Ontario and Quebec and health care dealers throughout Canada.

In January 1996, the North American sales and marketing group created a new department in order to provide additional focus on clinical applications for Invacare(R), PinDot(R), and Action brand products. Initially, a clinical staff of 11 physical and occupational therapists were hired and trained to provide valuable services to medical professionals in the facility-based rehab setting. These specialists assist peer professionals with in-service education on relevant topics of seating and positioning; provide a broad spectrum of product education on the products' clinical applications; assist in clinical evaluations for mobility; provide assistance on documentation for reimbursement entities; offer continuing education programs; and furnish selected products for patient evaluation purposes.

In 1996, Invacare continued refining its strategic advertising campaign in home health care magazines and trade publications which complements the company's new brand strategy. The company also contributed extensively to editorial coverage in trade publications on articles concerning products it manufactures, and its representatives attended trade shows and similar conventions to display its products to providers, medical professionals and consumers.

The company's top ten customers and buying groups accounted for approximately 30% of 1996 net sales. The loss of business of one or more of these customers or buying groups may have a significant impact on the company although no single customer accounted for more than 8% of the company's 1996 net sales. Dealers that are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

Customer Service. As part of "One Stop Shoppingsm", the company views its customer service activities as strategically important in its efforts to achieve market leadership. The company's customer service strategy is directed at meeting the needs of medical equipment dealers and is specifically designed to focus on the dealer's inventory management, equipment financing, training and administrative needs.

Invacare has made a significant investment in assisting dealers in minimizing inventory requirements. For stock items, dealers can either pick up orders at the nearest distribution center or receive freight-free delivery (with minimum order levels), generally within 24 hours of the company's receipt of an order for any standard or stock product. This distribution system permits dealers to minimize their inventory levels. As an additional service, Invacare manufactures accessories, such as upholstery and arm rests for wheelchairs, that are interchangeable with products of other manufacturers, thereby allowing dealers to stock only one line of accessories.

The company also maintains a network of four regional repair centers where Invacare products can be repaired promptly by factory technicians. Invacare has a network of 21 independent dealers that can provide factory authorized service. Factory training is provided throughout the United States This service network, when combined with the company's distribution centers, enables dealers to minimize spare parts inventory.

     To further assist dealers in reducing their cash requirements for inventory and rental equipment, the company provides various financing options for certain types of its products. In a typical financing arrangement, the company sells the equipment on a financing contract to the dealer for periods ranging from 6 to 51 months. The majority of these transactions are secured with a UCC-1 filing, a purchase money security and/or a personal guarantee. The company also introduced a revolving credit agreement, known as Invacard, which provides an additional financing option to HME dealers. Currently, all note obligations are serviced and managed by the company and are not sold to third parties.

The company devotes significant time and resources in training dealers, rehabilitation therapists, and others in the sale, use, maintenance and repair of its products. Expenditures for training are expected to increase as the company's product lines continue to expand and as certain products, such as power wheelchairs, become more complex.

Invacare  is  continuing  to develop  programs  to assist  dealers  in  reducing administrative costs. One such effort is to provide customers with direct computer-to-computer links with the company in order to provide on-line order entry and order tracking to further expedite delivery, thereby reducing the dealer's paperwork and inventory. During 1996, additional programming enhancements were made which resulted in an increase in the number of customers utilizing EDI as well as an increase in related EDI sales.

The company believes 1997 holds additional opportunities as Invacare continues to expand its two new distribution channels as a result of acquisitions made during the first quarter of 1996. The acquisition of Frohock-Stewart provided Invacare entry into the retail distribution channel, utilizing the Aurora(TM) brand name and the acquisition of Healthtech, operating as IHCF, a nursing home bed manufacturer and marketer, provided access into the extended and acute care market.

Europe
------
The company's European operations consist primarily of manufacturing, marketing and distribution operations in Western Europe and export sales activities through local distributors elsewhere in the world. The company has a direct sales force and distribution centers in the United Kingdom., France, Germany, Portugal, Spain, Sweden and Switzerland, and sells through distributors elsewhere in Europe. In markets where the company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to Government authorities. In most markets, Government health care and reimbursement policies play an important role in determining the types of equipment sold and price levels for such products. The company continues to focus on the implementation of the "One Stop Shoppingsm" concept in Europe.

PRODUCT LIABILITY COSTS
-----------------------
Invacare supports its dealers by defending product liability claims in an effort to hold down costs. The company's captive insurance company, formed in 1986, insures the first $2 million per claim of the company's product liability exposure. The company also has additional layers of coverage insuring up to $73 million in annual aggregate losses arising from individual losses that exceed $2 million. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at an affordable rate.

PRODUCT DEVELOPMENT AND ENGINEERING
-----------------------------------
Invacare is engaged in continuous efforts to improve, expand and broaden its existing product lines. During the past three years, new product introductions included: major improvements in the power wheelchair line in terms of electronics, functionality and aesthetics; new models of power wheelchairs; new electronic controllers for power wheelchairs; new models of aluminum frame ultralight wheelchairs; a comprehensive new line of innovative seating and positioning products; a complete line of home respiratory products, including nebulizers, compressors, flowmeters, aspirators, liquid oxygen, oxygen analyzer, and respiratory disposables; a new version of the Invacare(R) microAir(R) Turn-Q(TM) automatic turning mattress system; and an improved line of ambulatory and safety products.

North America
-------------
New product development remains a key component of Invacare's strategy to grow market share and maintain competitive advantage. Important new technologies were added, as well as many line extensions and refinements to existing categories. The most significant introductions included:

      Action A-4(TM) Chair - A custom manual wheelchair with a proprietary hand adjustable camber-bar system.

      Action Virtual Servicesm - Allows programming and diagnostic service to be performed via modem over telephone lines.

      Invacare(R) Tracer(R) Titan(TM) - Developed as an economy lightweight wheelchair within the Tracer Series of wheelchairs.

      Invacare(R) 9000(TM)XDT - Developed as a heavy duty wheelchair designed for individuals who demand an extra-wide, heavy duty chair and features an extended range of seat to floor height offerings. It also features a 350 lb. capacity (versus 250 lb. capacity on all other 9000 series chairs), a variety of seat widths and depths and a full complement of arms and front riggings.

      Invacare(R) Tracer(R) LX Recliner - Designed for both short (i.e. rental) and long-term use. Reclines from 5 to 35 degrees and has a 16" removable headrest extension. The wheels are set back to assure proper balance.

      Invacare(R) Reliant 450 Lift - Developed for use primarily in extended care facilities, but can be used in the home setting as well. Features an increased weight capacity of 450 lbs. versus the old capacity of 350 lbs., and a vastly improved series of slings.

      Action Ranger II(TM) Power Chair - Newly designed power wheelchair available in standard and basic models. Both models are equipped with Storm Series(R) styling, adjustable angle back, telescoping rigging attachment and MKIV RII electronics.

      Action P7E - An economically priced power chair equipped with a single battery box standard and a 200 lb. weight limit. Dual battery boxes are available.

      Invacare(R) Envoy(TM) Compressor - A nebulizer compressor, provides a lower cost for short-term inhalation therapy.

      Invacare(R) Alternating Pressure Mattress - A lower cost method of pressure sore treatment/prevention.

      Invacare(R) Next Generation bath safety products - Products include transfer benches, shower chairs and bath boards.

Europe
------
During 1996, European operations also introduced several new products and continued to update existing products as required by the market. Key introductions and updates in 1996 included the Storm and Phoenix power wheelchairs, liquid oxygen systems and the European version of the U.S. concentrator.


MANUFACTURING AND SUPPLIERS
---------------------------
The company's objective is to maintain its commitment to be the lowest-cost manufacturer in its industry, as well as the highest-quality producer. The company believes that it is achieving this objective not only through improved product design, but also by taking a number of steps to lower manufacturing costs. During 1996, the worldwide consolidation of purchasing continued thereby taking advantage of significant leverage opportunities available to the company for certain commodity raw materials and allowed the company to achieve ongoing cost reduction objectives. The company also makes substantial investments in its facilities in order to increase productivity, lower costs and improve quality. Over the past three years, the company has invested $46 million in capital improvements and acquisition of facilities.

North America
-------------
The company has vertically integrated its manufacturing processes by fabricating, coating, plating and assembling many of the components of each product. The company designs and manufactures electronics for power wheelchairs, from insertion of components into printed circuit boards to final assembly and testing.

Invacare has focused on "value engineering" which reduces manufacturing costs by eliminating product complexity and using common components. Value engineering has been applied to all product introductions in the last three years, including the latest generation of oxygen concentrators, electronic controls, wheelchairs, patient lifts, beds and bath safety products.

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

The manufacturing operations for the company's wheelchairs and replacement parts, patient aids and home care beds consist of a variety of metal fabricating procedures, electronics production, coating, plating and assembly operations. Manufacturing operations for the company's oxygen concentrators, nebulizer compressors, and electronic seating and positioning products consist of both assembly and finishing . The company purchases raw materials, fabricated components and services from a variety of suppliers. Invacare does not have any long-term contracts with its suppliers, but considers its relationships with suppliers to be satisfactory and believes that adequate alternative sources of supply are available.

Europe
------
As in other areas, manufacturing and operational issues faced in the U.S. are also present in Europe. The European operations has challenged and rationalized the mission of each manufacturing location allowing for the realization of significant synergies and identified areas for further cost reductions and improved efficiencies for 1997.

ACQUISITIONS
------------
During 1996, the company made five acquisitions for $24.9 million in cash which extended or added new product lines as well as expanded distribution capabilities. As a result of our unending search for opportunities, coupled with the industry trend toward consolidation, numerous acquisition opportunities were evaluated in 1996. The company focuses on acquisitions which fulfill the following objectives:

      Tactical.   Grow market share or extend current product lines.
          Production Research Corp. (United States), a distributor of after-
               market parts for the home medical equipment market.
      Strategic.  Enter new market segments that complement existing businesses or utilize our distribution strength.
          Frohock-Stewart, Inc.(United States), a manufacturer of personal care products, designed for the retail market.
          Healthtech  Products,  Inc. (United States),  operating as IHCF, a manufacturer of extended care beds and patient furniture. Geographic. Enables rapid entry into new foreign markets.
          Fabriorto, Lda (Portugal),  a manufacturer and distributor of manual and power wheelchairs, beds and patient furniture.
          Roller Chair Pty. Ltd. (Australia), a manufacturer and distributor of custom power wheelchairs.

GOVERNMENT REGULATION
---------------------
The company is directly affected by government regulation and reimbursement policies in virtually every country in which it operates. Government regulations and health care policy differ from country to country, and within the U.S. and Canada, from state to state or province to province. Changes in regulations and health care policy take place frequently and can impact the size, growth potential, and profitability of products sold in each market.

In the U.S., the growth of health care costs has increased at rates in excess of the rate of inflation and as a percentage of GDP for more than four decades. A number of efforts to control the federal deficit have impacted reimbursement guidelines for government sponsored health care programs and changes in federal programs are often imitated by private insurance companies. Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain and thus affect the product mix, pricing and payment patterns of our dealers.

Congress, in their efforts to balance the federal budget, continue to propose Medicare and Medicaid cuts to accomplish this task. Cuts in Medicare are projected at $100.7 billion over a five year period. The cuts proposed would affect oxygen reimbursement and the elimination of cost of living increases in reimbursement levels for all home medical equipment. Congress is serious about reducing health care costs and is interested in cost effective alternatives such as home care. The company believes that home health care is a viable solution to reducing health care costs.

Invacare will continue its pro-active efforts on improving public policy affecting home health care and believes that it gives us a competitive advantage over other HME manufacturers who are forced to react to change instead of helping to direct change.

The Safe Medical Devices Act of 1990 and Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetics Act of 1938 (the "Act") provide for regulation by the United States Food and Drug Administration (the "FDA") of the manufacture and sale of medical devices. Under the Act, all medical devices are classified as Class I, Class II or Class III devices. The company's principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and record keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices may have to comply with performance standards when established by the FDA. Manufacturers of all medical devices are subject to periodic inspections by the FDA. Furthermore, state, local and foreign governments have adopted regulations relating to the manufacture and marketing of health care products. The company believes that it is presently in material compliance with all applicable regulations promulgated by FDA, for which the failure to comply would have a material adverse effect.

BACKLOG
-------
The company generally manufactures most of its products to meet near term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular products nor does it believe that backlog is a significant factor for its business.

EMPLOYEES
---------
As of December 31, 1996, the company had approximately 4,470 employees.


(d) Financial Information About Foreign and Domestic Operations and Export Sales

The company also markets its products for export to other foreign countries. The company had product sales in approximately 80 countries worldwide.

For information relating to net sales, operating income and identifiable assets of the company's foreign and domestic operations, see Business Segments in the Notes to the Consolidated Financial Statements.

                                       15
Item 2.  Properties.
--------------------
      The company owns or leases its warehouses, offices and manufacturing facilities and believes these facilities to be well-maintained, adequately insured and suitable for their present and intended uses. Information concerning certain of the leased facilities of the company is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company and in the table below:

                                                                  Ownership
                                                                 or Expiration    Renewal
North American Operations                    Square Feet        Date of Lease     Options          Use
-------------------------                    -----------        -------------     -------          ---
Adelaide, Australia                          11,500            June 1998           none            Manufacturing, warehouse
                                                                                                   and offices
Atlanta, Georgia                             45,866             May 1997        one (3 yr.)        Warehouse

Auckland, New Zealand                        11,244           March 1997           none            Manufacturing

Auckland, New Zealand                        11,959           March 2003        one (5 yr.)        Distribution

Auckland, New Zealand                        24,750        December 1997        two (2 yr.)        Distribution

Aurora, Ontario                              25,125       September 1997        one (5 yr.)        Manufacturing and offices

Belle, Missouri                              39,200                  Own             -             Manufacturing and offices

Beltsville, Maryland                         33,329           March 1997        one (2 yr.)        Manufacturing and offices

Chesterfield, Missouri                        8,466        December 1998        two (1 yr.)        Offices

Christchurch, New Zealand                    48,178           April 1998        one (2 yr.)        Manufacturing and offices

Delta, British Columbia                       6,900         January 2000           none            Warehouse & offices

Edison, New Jersey                           48,400         October 2001        one (3 yr.)        Warehouse and sales office

Elyria, Ohio
   - Taylor Street                          145,344                  Own             -             Manufacturing and offices

   - Cleveland Street                       226,998       September 1999        one (5 yr.)        Manufacturing and offices

Grand Prairie, Texas                         43,754        December 1998        one (3 yr.)        Warehouse

Kirkland, Quebec                             13,241       month to month             -             Manufacturing, warehouse
                                                                                                   and offices

LaPalma, California                          78,000            June 1999        one (3 yr.)        Warehouse


                                                                 Ownership        Renewal
North American Operations                    Square Feet        or Expiration     Options         Use
-------------------------                    -----------        -------------     -------         -------------
McAllen, Texas                               12,000           March 1997           none            Warehouse

Mississauga, Ontario                         81,004           January 2005         none            Manufacturing, warehouse
                                                                                                   and offices

North Ridgeville, Ohio                      139,200               Own               -              Manufacturing, warehouses
                                                                                                    and offices

Northboro, MA                                22,000            June 2002           none            Manufacturing


Northboro, MA                                25,000            July 1997        one (1 yr.)        Manufacturing


Northbrook, Illinois                         27,458            June 1999    two (3 yr. & 2 yr.)    Manufacturing and offices

Pinellas Park, Florida                       12,000            June 1997        two (1 yr.)        Manufacturing and offices

Reynosa, Mexico                              70,400                  Own             -             Manufacturing and offices

Sacramento, California                       26,900        February 1998           none            Manufacturing, warehouse
                                                                                                   and offices

San Diego, California                         5,940             May 1997        one (3 yr.)        Manufacturing and offices

Sanford, Florida                             19,913          August 1997        one (1 yr.)        Warehouse

Sanford, Florida                            113,034                  Own             -             Manufacturing and offices

Sarasota, Florida                            15,450           March 1998       five (5 yr.)        Manufacturing, warehouse
                                                                                                   and offices

Tonawanda, New York                           4,700           April 1998           none            Sublet for remainder of
                                                                                                   term.

Worchester, MA                                5,000       month to month             -             Manufacturing/Storage



                                       17

                                                                 Ownership        Renewal
North American Operations                     Square Feet        or Expiration    Options         Use
                                                                 Date of Lease
-------------------------                    ------------        -------------    --------        --------------
Worchester, MA                                6,000                  Own             -             Manufacturing

Wright City, Missouri                         173,975                Own             -             Manufacturing and offices

European Operations

Basel, Switzerland                            36,000                 Own             -             Manufacturing and offices

Antony, France                                7,126               April 2000      one (3 yr.)      Warehouse and offices

Askersund, Sweden                             10,000             November 1998       -             Warehouse

Bad Oeynhausen, Germany                       76,600               June 1998      one (3 yr.)      Manufacturing, warehouse
                                                                                                   and offices

Birmingham, England                          13,000                  Own             -             Warehouses and offices

Birmingham, England                          19,378                  Own             -             Manufacturing and offices

Bridgend, Wales                             131,522                  Own             -             Manufacturing and offices

Tours, France                                86,000              November 2007     none            Manufacturing

Tours, France                               104,500                  Own             -             Manufacturing, warehouse
                                                                                                   and offices

Girona, Spain                                13,600              November 2004    one (1 yr.)      Warehouse and offices

Spanga, Sweden                                2,000              November 1998    one (1 yr.)     Offices

Oporto, Portugal                             27,800              November 2003          -          Manufacturing and offices


Lisbon, Portugal                              1,500              May 1997             -            Offices

Lisbon, Portugal                              1,100              May 1997             -            Warehouse


Item 3.  Legal Proceedings.
---------------------------
Invacare is a defendant in a number of product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All these actions have been referred to the company's insurance carriers and are being vigorously contested. The primary carrier for the first $2 million of insurance coverage per claim is a subsidiary of the company which was established in September 1986 to provide the first layer of product liability insurance for the company. The company has additional layers of coverage insuring up to $73 million in annual aggregate losses arising from individual losses that exceed $2 million. Management does not believe that the outcome of any of these actions will have a material adverse effect upon its business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
Not applicable.

                                       18
Executive Officers of the Registrant.*

The following table sets forth the names of the executive officers of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name                                          Age               Position
------                                       ------             -----------------------
A. Malachi Mixon, III                         56                Chairman of the Board of Directors and
                                                                Chief Executive Officer

Gerald B. Blouch                              50                President and Chief Operating Officer

Joseph B. Richey, II                          60                President - Invacare Technologies & Invacare Senior Vice
                                                                President - Total Quality Management

Thomas R. Miklich                             49                Chief  Financial  Officer,  General  Counsel,  Treasurer and
                                                                Corporate Secretary

Benoit Juranville                             48                President - Invacare Europe

Louis F.J. Slangen                            49                Senior Vice President - Sales & Marketing

M. Louis Tabickman                            52                Group Vice President - Rehab Products

Thomas J. Buckley                             48                Group Vice President - Standard Products

Donald P. Andersen                            46                Group Vice President - Respiratory Products

A. Malachi Mixon, III has been Chief Executive Officer and a Director of the company since December 1979 and Chairman of the Board since September 1983. Mr. Mixon had been President of the company from December 1979 until November 1996.

Gerald B. Blouch was named President of the company in November, 1996. Mr. Blouch has been Chief Operating Officer since December 1994 and Chairman - Invacare International since December 1993. Previously, Mr. Blouch was President
- Home Care Division from March 1994 to December 1994 and Senior Vice  President
- Home Care Division from September 1992 to March 1994. Mr. Blouch served as Chief Financial Officer from May 1990 to May 1993 and Treasurer from March 1991 to May 1993.

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

Donald P. Andersen was named Group Vice President - Respiratory Products in February 1996. Previously, Mr. Andersen was Senior Director and General Manager
- Cryogenics of Nellcor Puritan Bennett from 1987 to 1996. Prior to that position, he was regional manager of Puritan Bennett's Medical Gas business.

      *  The  description  of  executive   officers  is  included   pursuant  to
Instruction 3 to section (b) of Item 401 of Regulation S-K.

                                     PART II
                                     -------
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------
Invacare's Common Shares, without par value, are traded over-the-counter in the NASDAQ National Market System under the symbol IVCR. Ownership of the company's Class B Common Shares cannot be transferred, except, in general, to family members. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The approximate number of record holders of the company's Common Shares and Class B Common Shares at February 28, 1997 was 3,777 and 38 , respectively. The closing sale price for the Common Shares on February 28, 1997 as reported by NASDAQ, was $24.25 . The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares in each of the two most recent fiscal years are as follows:

                                                     1996                     1995*
                                            ----------------------------------------------
                                            High            Low         High          Low
                                           -----           -----       ------        ----
   December 31                            $29.25          $25.00       $29.75       $21.25
   September 30                            32.00           23.13        24.00        19.25
   June 30                                 28.75           23.50        21.88        17.63
   March 31                                29.50           24.50        18.13        16.13

*Share prices are adjusted to reflect the 2 for 1 stock split which occurred on October 16, 1995.

During 1996, the Board of Directors for Invacare Corporation declared dividends of $.05 per Common Share. For information regarding limitations on the payment of dividends in the company's loan and note agreements, see Long Term
Obligations in the Notes to the Consolidated Financial Statements. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.

Item 6.  Selected Financial Data.
---------------------------------

                                          1996               1995          1994            1993             1992          1991
                                          ------------------------------------------------------------------------------------
                                                           (In thousands except per share and ratio data)
Earnings
Net Sales                                 $619,498       $504,032      $411,123        $365,457         $305,171      $263,181
Income from Operations                      65,393         54,144        43,736          36,870           27,567        23,628
Net Earnings                                38,918         32,165        26,377          22,110           17,739        14,128
Earnings per Share                            1.28           1.07*          .89*            .75*             .63*          .53*
Dividends per Common Share                  .05000         .03750*       .01875*               -                -            -

Balance Sheet
Current Assets                            $258,720       $204,685      $180,435        $156,191         $151,934      $119,814
Total Assets                               509,628        408,750       338,109         286,367          262,412       162,349
Current Liabilities                         97,768         84,936        67,667          60,913           68,226        42,056
Working Capital                            160,952        119,749       112,768          95,278           83,708        77,758
Long-Term Obligations                      173,263        122,456       105,528          90,351           78,648        31,795
Shareholders' Equity                       238,597        201,319       164,007         134,962          114,000        86,710

Other Data
Research and Development
   Expenditures                         $   11,060      $   9,002     $   7,651       $   6,840        $   5,251     $   4,518
Capital Expenditures, net of
   Disposals                                22,465         11,027        12,217          11,961           17,301        11,396
Depreciation and Amortization               17,896         14,159        12,686          12,280           10,008         8,073

Key Ratios
Return on Sales                               6.3%           6.4%          6.4%            6.0%             5.8%          5.4%
Return on Average Assets                      8.5%           8.6%          8.4%            8.1%             8.4%          9.4%
Return on
Beginning                                    19.3%          19.6%         19.5%           19.4%            20.5%         33.7%
       Shareholders' Equity
Current Ratio                                2.6:1          2.4:1         2.7:1           2.6:1            2.2:1         2.8:1
Debt-to-Equity Ratio                          .7:1           .6:1          .6:1            .7:1             .7:1          .4:1

     * As adjusted for the 2-for-1 splits effected in the form of a 100% share dividend in September 1991 and October 1995.

                                       21
RESULTS OF OPERATIONS

1996 Versus 1995

Net Sales. Net sales for 1996 increased 22.9% for the year with the net effect of acquisitions and currency translation accounting for 10.9% of the increase. The sales increase of 12.0%, excluding acquisitions and the impact of foreign currency translation, was due to increased unit volumes as competitive pressures caused prices to decline for most product lines again in 1996. All product lines, with the exception of therapeutic support surfaces, liquid and Dynamic Control had sales gains for the year with personal care products, custom wheelchairs (power and custom manual), standard wheelchairs and concentrators posting the largest dollar and percentage increases. The company believes its sales growth was aided by its cost effective "One Stop Shoppingsm" distribution system that is supported by the company's broad range of products and services. The company sales goals are to increase sales at a level that is 50% greater than the overall market growth rate and to reach $1 billion in sales by the year 2000.

North American Operations
-------------------------
Rehab Products Group. Sales of the Rehab Products Group, which consists of the power wheelchairs, custom manual wheelchairs and seating and positioning business units, increased 20.0% for the year, with 4.5% of the increase due to the acquisitions of PinDot Products in mid 1995 and Special Health Systems in late 1995. The gain was due principally to unit volume growth although prices for certain product lines were increased slightly during the year. Power wheelchairs continued to lead the way as sales for the power business unit increased 17.0% with over 90% of the improvement due to increased unit sales.

Sales of custom manual wheelchairs also showed double digit growth as the success of the company's "Team Action" athletes in the 1996 Atlanta Paralympic Games helped to enhance sales of our everyday Action chairs that incorporate many of the high-tech design features and materials used in the high performance sports wheelchairs. Seating and positioning sales increased 81.6% principally as a result of the acquisitions made to complete this product line in 1995. Excluding acquisitions, sales of seating and positioning products achieved double-digit levels in units, however the increase in dollars was limited to 9.0% due to the pricing pressures experienced during the year.

Standard  Products  Group.  Sales  of  the   Standard   Products  Group,  which
consists of the manual wheelchairs/patient transport, personal care, beds, low air loss therapy and Invacare Health Care Furnishings business units, increased 23.2%. The acquisition of Invacare Health Care Furnishings, a manufacturer and distributor of beds and furnishings for the extended and acute care markets, contributed approximately 9.0% to the increase. The group's unit volume increase was greater than the reported dollar increase as, again in 1996, the product lines within this group experienced significant competitive pricing pressure. The personal care product line posted a sales increase of over 45.0%, while standard wheelchairs sales increased 15.0% for the year. Sales of low air loss therapy products declined significantly for the year as changes in governmental reimbursements policies caused the overall market for those products to shrink dramatically from 1995.

Respiratory Products Group. Sales of the Respiratory Products Group, which consists of the oxygen concentrator, liquid oxygen, aerosol therapy and associated respiratory products business units, increased 14.2% for the year. Volume increases were significantly greater than the overall sales dollar increases significant pricing pressure continued in 1996. The products within the group, primarily oxygen concentrators, experienced the largest price decline of any of the company's product categories. The company still managed to increase its market share position to become the leader in oxygen concentrators during 1996, as sales to both national accounts and independent providers increased at a rate greater than the overall market growth rate.

Other. Other, consisting primarily of the company's Canadian, New Zealand and Australian operations, retail, aftermarket parts business and ambulatory infusion pumps, had a 59.7% sales increase for the year, with almost all of the increase due to acquisitions. The company's Canadian operation had another strong year with sales up 10.8%, including a .7% positive impact from foreign currency translation. This gain was offset by a down year in sales at Dynamic Controls, the company's electronic wheelchair controller business, due primarily to the loss of a large customer during 1995 who is also a major competitor to the company. The acquisitions made in 1996 that positively impacted sales growth include Frohock-Stewart, a manufacturer of personal care products with distribution through mass retailers, Production Research Company, a supplier of aftermarket parts for the home medical equipment market and Rollerchair Pty. Ltd., a manufacturer and distributor of custom power wheelchairs in Australia.

                                       22
European Operations
-------------------
European sales increased 15.6%, with acquisitions accounting for 9.6% of the increase. Foreign currency translation had a negative effect on the reported sales of 1.9%. Sales increased in almost all product lines, with power wheelchairs and patient aid sales posting the largest dollar increases. Competitive pricing pressure intensified in Europe in 1996, resulting in higher unit volume growth than the reported increase in dollars. The European sales growth was enhanced by a significant percentage increase in the sales of beds and respiratory products. The absolute level of sales for these products is still relatively small as they represent new product categories in the European market. The introduction of these product lines support the company's goal of mirroring the product lines of our North American operations in Europe.

Gross Profit. Gross profit as a percentage of net sales decreased to 32.5% from 33.0% last year, due primarily to businesses acquired that had lower gross margins than the company's existing businesses. Despite ongoing intense price competition, excluding businesses acquired, gross margins were basically flat with last year. The company's continued focus on cost reductions in all of its business processes was the principal reason margins were held level in the ongoing competitive environment. The company intends to continue to focus on improving productivity, redesigning products to lower manufacturing costs while improving quality and reliability and implement other spending reductions to remain competitive. The company is continuing its initiative of realigning production among locations and consolidating certain facilities in order to achieve improved productivity, efficiency and reduction of costs.

North American Operations gross profit, excluding businesses acquired, increased from last year as a result of improved manufacturing productivity, reduced distribution costs and improved purchasing synergies which were only partially affected by the negative effects of the competitive pricing environment and a shift in product mix.

Gross profit in Europe declined significantly to 30.0% from 33.4% in 1995. The decline was due in part to increased pricing competition in Europe but primarily was the result of internal operating difficulties. Poor implementation of the manufacturing and purchasing improvement plans for the year as well as a lack of control over freight and distribution costs were the major factors contributing to the decline. The company believes that it has plans in place so that these problems do not reoccur in 1997.

Inventory turns declined in 1996 in both the North American and European operations, negatively impacting gross margins for the year. The company expects that turns will improve in 1997 as the realignment of manufacturing facilities is implemented. As stated above, the company believes its focus on reducing costs in all of its business processes and improving productivity will allow for future competitiveness and profitability.

Selling, General and Administrative. Selling, general and administrative expense as a percentage of net sales was 22.0% in 1996 compared to 22.3% in 1995. The dollar increase was $23,911,000 or 21.3%. Acquisitions increased selling, general and administrative costs by approximately $16,000,000 for the year, representing approximately 14.0% of the percentage increase. The businesses acquired operate with a significantly higher selling, general and administrative expense as a percent of sales ratio, however, tight expense control in the company's existing businesses resulted in a reduction in the overall percentage of sales ratio in 1996. It is expected that the ratio for the company as well as the acquired businesses, will decline in the future as the company focuses on improved productivity and activity based management.

North American operations' selling, general and administrative costs increased as a percent of sales by approximately 1.0% from last year. Excluding acquisitions, these costs were lower than last year as the focus on continued expense control intensified during 1996 as a result of the competitive pricing environment. The company also refocused its efforts on activity based budgeting during the year to ensure that the expense dollars spent were allocated to the programs that most effectively supported the company's business strategy. The company made substantial investments in 1996, primarily related to brand strategy and clinical application specialists, that it believes had a positive impact on growth in 1996 and will also favorably impact growth opportunities in the future.

European  operations'  selling,   general  and  administrative  expenses,  as  a
percentage of sales, increased to 25.6% from 24.3% in 1995, with the dollar increase amounting to $6,173,000 or 21.8%. Acquisitions accounted for over one-half of the dollar increase. The balance of the increase was a result of spending required to build the infrastructure needed to implement a full-line product strategy in Europe which began during 1995, resulting in increased spending of 10% for the year, excluding acquisition impact. The company believes the infrastructure investments in Europe will provide the organizational structure required to support future growth as well as a full-line product strategy.

Interest. Interest income in 1996 increased to $9,661,000 from $7,276,000 last year, a 32.8% increase, due primarily to increased financing activity by the company's finance subsidiary that resulted in higher average outstanding installment loans. Interest income was also favorably impacted by a profitable currency translation in 1996. Interest expense increased to $11,286,000 or 17.9%, primarily as a result of the additional borrowings incurred to fund the 1996 acquisition and other investing activity. The company's debt-to-equity ratio increased marginally to .7:1 from .6:1. It is anticipated that the company's interest expense, in the absence of additional acquisitions or significant increases in borrowing rates, will decline due to the company's strong cash flows from operations offset to some extent by additional capital expenditures planned for 1997.

Income Taxes. The company had an effective tax rate of 39.0% in 1996 compared to 38.0% in 1995. See Income Taxes in the Notes to Consolidated Financial Statements for further discussion.

Research and Development. The company continues to increase its research and development activities to maintain its competitive advantage. While the competitive environment requires that research and development expenditures be focused on the cost reduction of products while increasing functionality and reliability, the company continues to dedicate dollars to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures increased to $11,060,000 from $9,002,000 in 1995. The expenditures, as a percent of sales, remained at 1.8% as businesses acquired spent less on research and development as a percent of sales than the company. For certain of the acquired businesses, future spending is anticipated to be more in line with the company's overall spending levels.

1995 Versus 1994

Net Sales. Net sales for 1995 increased 22.6% for the year with acquisitions accounting for 5.2% of the increase and a positive impact from currency translation of 2.7%. The sales increase of 14.7%, excluding acquisitions and the impact of foreign currency translation, was due primarily to increased unit volumes as prices declined for most product lines during 1995. All product lines had sales gains for the year with power wheelchairs, respiratory, beds and personal care products posting the largest percentage increases. Sales growth was aided by the successful completion of supply contracts with several major national providers late in 1995.


North American Operations
-------------------------
Rehab Products Group. Sales of the Rehab Products Group increased 38.4% for the year, with 9.3% of the increase due to acquisitions. All of the gain was due to unit volume growth as prices for the group's products declined slightly during the year. The sales for the power business unit increased 42.6% with all of the improvement due to increased unit sales.

Sales of custom manual wheelchairs also showed strong sales growth of 13.5%, primarily due to the introduction of an adult tilt-in-space chair and continued strong market acceptance of the Action Patriot(R), a prescription manual wheelchair. Seating and positioning sales more than doubled, principally as a result of acquisitions.

Standard Products Group. Sales of the Standard Products Group increased 15.4%. The group had a significant unit volume increase as prices for the group's product lines declined due to significant competitive pricing pressures. The beds and personal care product lines each posted sales increases of over 19%, while low air loss therapy grew more than 40% for the year despite governmental cuts in reimbursement policies near the end of 1995.

Respiratory Products Group. Sales of the Respiratory Products Group increased 21.8% for the year. Volume increases were significantly greater than the overall sales increases as the group experienced significant pricing pressure in 1995, particularly in the oxygen concentrator product line. Continued growth of business with large national accounts, as well as independent providers, led to the increase.

Other. The company's other businesses had a 19.8 % sales increase for the year. Acquisitions contributed 10.6% to the increase. The company's Canadian operation had a strong year with sales up 17.2%, despite tightened government reimbursement policies introduced in 1994. This gain was offset by a flat year in sales at Dynamic Controls, the company's electronic wheelchair controller business, due primarily to the loss of a large customer during 1995 who is also a major competitor to the company.

                                       24
European Operation
------------------
European sales increased 30.1%, with acquisitions accounting for 12.5% of the increase and a positive foreign currency translation impact contributing 11.2% to the improvement. Sales increased in almost all product lines, with power wheelchairs and patient aid sales particularly strong. Competitive pricing pressure was also experienced in Europe, limiting the company's ability to increase prices. The sales gain was achieved with European operations currently selling a limited line of products.

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

Gross profit in Europe improved to 33.4% from 30.3% in 1994. Increased volume, continued manufacturing productivity improvements and a shift in product mix contributed to the increase.

Inventory turns and service levels improved in both the North American and European operations, contributing to the gross margin improvement.

Selling, General and Administrative. Selling, general and administrative expense as a percentage of net sales was 22.3% in 1995 compared to 21.7% in 1994. The dollar increase was $22,823,000 or 25.5%. Acquisitions represented 9.0% of the percentage increase. The businesses acquired operate with a significantly higher selling, general and administrative expense as a percent of sales ratio, resulting in the overall higher percentage of sales ratio for the company in 1995.

North American operations' selling, general and administrative costs increased as a percent of sales to 21.6% from 21.3% last year. Excluding acquisitions, these costs were lower than last year as a percent of sales as increased spending on sales and marketing programs was offset by administrative cost reductions.

European operations' selling, general and administrative expenses, as a percentage of sales, increased to 24.3% from 23.4% in 1994. Acquisitions accounted for all the percentage increase. The dollar increase was a result of spending required to build the infrastructure needed to implement a full-line product strategy in Europe which caused the spending, excluding acquisitions, to increase 16.7% for the year.

Interest. Interest income in 1995 increased to $7,276,000 from $6,373,000 last year, a 14.2% increase, due to increased financing activity by the company's finance subsidiary that resulted in higher average outstanding installment loans. Interest expense increased to $9,575,000 or 16.3%, primarily as a result of the additional borrowings incurred to fund the 1995 acquisition activity. The company's debt-to-equity ratio remained at .6 to 1.

Income Taxes. The company had an effective tax rate of 38.0% in 1995 compared to 37.0% in 1994. See Income Taxes in the Notes to Consolidated Financial Statements for further discussion.

Research and Development. The company continues to increase its research and development activities to maintain its competitive advantage. Research and development expenditures increased to $9,002,000 from $7,651,000 in 1994. The expenditures declined slightly as a percent of sales, principally as a result of acquisitions. Research and development activities focused on new and enhanced products, as well as new designs and processes that reduce cost and improve manufacturability.

                                       25
INFLATION
---------
Although the company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The company attempts to minimize or offset the effects through increased sales volume, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures. In 1996 and 1995, the company was able to offset most of the impact of price increases from suppliers by productivity improvements and other cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Obligations in the Notes to Consolidated Financial Statements) and working capital management. The company maintains various bank lines to finance its worldwide operations. In 1994, the company completed a $200,000,000 multi-currency long-term financing agreement
which expires in July,  2001.  Additionally,   the  company  maintains  various
other demand lines of credit representing a U.S. dollar equivalent for these demand lines approximating $32,000,000 as of December 31, 1996. The facilities have been and will continue to be used to fund the company's domestic and foreign working capital, capital expenditures and acquisition requirements. As of December 31, 1996, the company had approximately $91,000,000 available under its various lines of credit.

Subsequent to year end, the company completed a $200,000,000 acquisition facility for use in conjunction with the potential acquisition of Healthdyne Technologies Inc. The facility expires the earlier of: two years from the date of first funding under the facility or October 31, 1999.

The company's borrowing arrangements contain covenants with respect to net worth, dividend payments, working capital, funded debt to capitalization, and interest coverage, as defined in the company's bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements. Under the most restrictive covenant of the company's borrowing arrangements with its banks, the company may borrow up to an additional $279,000,000.

CAPITAL EXPENDITURES
--------------------
Although there are no material single capital expenditure commitments outstanding as of December 31, 1996, the company expects to invest approximately $35,000,000 in capital projects in 1997. The increase in spending is due principally to the construction of a new corporate headquarters building and the continuing implementation of a worldwide facilities plan which began in 1996. The company expects that capital expenditures will be at a rate equal to depreciation and amortization of capital, beginning in 1998. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing capabilities, will be sufficient to meets its operating cash requirements and fund required capital expenditures in the foreseeable future.

CASH FLOWS
----------

Cash flows provided by operating activities were $34,323,000, compared to $44,449,000 last year. The 22.8% decline is primarily the result of increased inventory levels for most product categories partially due to the addition of new distribution channels and the anticipation of planned new product introductions offset by improved net earnings and increased accounts payable. The changes in operating assets and liabilities are not apparent from the face of the balance sheet as funds expended for assets acquired through business acquisitions are accounted for in the investing activities section of the Consolidated Statement of Cash Flows.

Cash flows required for investing activities increased by $19,599,000 or 34.5%. The increase was a result of increased property and equipment purchases and a higher level of outstanding installment contracts. In addition, the $5,200,000 used to purchase 4.8% of the outstanding common stock of Healthdyne (see Subsequent Event in the Notes to Consolidated Financial Statements for further discussion) impacted investing activities during 1996.

Cash flows provided by financing activities were $42,556,000 in 1996 compared to $8,594,000 in 1995. The increase resulted mainly from higher net borrowings required as a result of increased operating assets, a higher level of investment in property and equipment and the increased level of installment receivables outstanding, as previously discussed.

In addition to acquisition activities, the effect of foreign currency translation results in amounts being shown for cash flows in the Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

                                       26
DIVIDEND POLICY
---------------
It is the company's policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $.05 per Common Share and it is not anticipated that this will change materially as the company continues to have available significant growth opportunities through internal development and acquisitions. For the year, $.05 dividends per Common Share were declared and paid.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
Reference is made to the Report of Independent Auditors, Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity, Notes to Consolidated Financial Statements and Financial Statement Schedules which appear on pages 32 to 51 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-------------------------------------------------------------------------
None.
                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
The information required by Item 10 as to the Directors of the company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A. Information required by
Item 10 as to the Executive Officers of the company is included in Part I of this Report on Form 10-K.

Item 11.  Executive Compensation.
---------------------------------
The information required by Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Directors" in the company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

Item. 12.  Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------
The information required by Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------
The information required by Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.
                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------
Financial Statements

The following financial  statements of the company are included in Part II, Item
8:

(a)(1) Financial Statements.
----------------------------
       Consolidated Statement of Earnings - years ended December 31, 1996, 1995 and 1994

       Consolidated Balance Sheet - December 31, 1996 and 1995

       Consolidated Statement of Cash Flows - years ended December 31, 1996, 1995 and 1994

       Consolidated Statement of Shareholders' Equity - years ended December 31, 1996, 1995 and 1994

       Notes to Consolidated Financial Statements

                                       27
(a)(2)Financial Statement Schedules.
------------------------------------
       The following  financial statement schedule of the company is included in
Part II, Item 8:

       Schedules

       Schedule II - Valuation and Qualifying Accounts

       All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.
----------------
       See Exhibit Index at page number 29 of this Report on Form 10-K.

(b)    Reports on Form 8-K.
---------------------------
       None

                                       28
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on

                            INVACARE CORPORATION

                            By    /S/ A. Malachi Mixon, III
                                  ---------------------------------------------
                                  A. Malachi Mixon, III Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27,1997.

Signature                            Title
---------                            ---------

/S/ A.Malachi Mixon, III             Chairman of the Board of Directors and
------------------------             Chief Executive Officer (Principal Executive Officer)
A. Malachi Mixon, III

/S/ Gerald B. Blouch                 President, Chief Operating Officer and
------------------------             Director
Gerald B. Blouch

/S/ Thomas R. Miklich                Chief Financial Officer, General Counsel, Treasurer and Corporate Secretary (Principal
------------------------             Financial and Accounting Officer)
Thomas R. Miklich

/S/ Francis J. Callahan              Director
------------------------
Francis J. Callahan

/S/ Frank B. Carr                    Director
------------------------
Frank B. Carr

/S/ Michael F. Delaney               Director
------------------------
Michael F. Delaney

/S/ Whitney Evans                    Director
------------------------
Whitney Evans

/S/ Dan T. Moore, III                Director
------------------------
Dan T. Moore, III

/S/ E.P. Nalley                      Director
------------------------
E. P. Nalley

/S/ Joseph B. Richey, II             Director
------------------------
Joseph B. Richey, II

/S/ William M. Weber                 Director
------------------------
William M. Weber

/S/ Bernadine P. Healy               Director
------------------------
Bernadine P. Healy


                              INVACARE CORPORATION
                  Report on Form 10-K for the fiscal year ended
                               December 31, 1996.
                                  Exhibit Index
                                  -------------

Official
Exhibit No     Description                                                               Sequential Page No.
----------     -------------                                                             -------------------------
3(a)       -    Amended and Restated Articles of Incorporation, as amended                            (A)
                through May 29, 1987

3(b)       -    Code of Regulations, as amended on May 22, 1996.                                      (V)

3(c)       -    Amended and Restated Articles of Incorporation, as amended                            (U)
                through February 2 1996.

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

10(ab)     -    1992 Non-Employee Directors Stock Option Plan adopted in May 1992.                     (K)

10(ac)     -    Deferred Compensation Plan for Non-Employee Directors, adopted in May 1992.            (L)

10(ad)     -    Shares Purchase and Contribution Agreement dated July 27, 1992.                        (O)

10(af)     -    Invacare Corporation 1994 Performance Plan approved January 28, 1994.                  (Q) *

10(ag)     -    Real  Property   Purchase   Agreement  between  Mobilite  Building
                Corporation (a newly (R) formed subsidiary of Invacare Corporation as of February 15, 1994) and I-M Associates,
                LTD. dated February 28, 1994.

10(an)     -    Loan Agreement dated as of December 20, 1994 among Invacare Corporation and            (S)
                certain subsidiaries and NBD Bank, N.A., as agent.

10(ao)     -    First Amendment to loan agreement dated as of July 31, 1996.                           (V)

21         -    Subsidiaries of the company.

23         -    Consent of Independent Auditors.

27         -    Financial data schedule.

99(a)      -    Executive Liability and Defense Coverage Insurance Policy.                              (H)

99(b)      -    Supplemental executive retirement plan.



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

(U) Reference is made to the appropriate Exhibit of the company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 22, 1996, which Exhibit is incorporated by reference.

(V) Reference is made to appropriate exhibit of the company's report on Form 10-Q for the quarter ended September 30, 1996, which is incorporated by reference.

                                       32                        PART II

                         Report of Independent Auditors



Shareholders and Board of Directors
Invacare Corporation


We have audited the accompanying consolidated balance sheet of Invacare Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP




Cleveland, Ohio
January 28, 1997

CONSOLIDATED STATEMENT OF EARNINGS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                      Years Ended December 31,
                                                                                 1996           1995             1994
                                                                             ----------------------------------------
                                                                              (In thousands, except per share data)
               Net sales                                                     $619,498        $504,032        $411,123
               Cost of products sold                                          418,025         337,719         278,041
                                                                            ----------       ---------       ---------

                    Gross Profit                                              201,473         166,313         133,082

               Selling, general and administrative expense                    136,080         112,169          89,346
                                                                            ----------       ----------      ---------

                    Income from Operations                                     65,393          54,144          43,736

               Net interest expense                                             1,625           2,299          1,859
                                                                            -----------      -----------     ---------

                    Earnings before Income Taxes                               63,768          51,845          41,877

               Income taxes                                                    24,850          19,680          15,500
                                                                            -----------      -----------     ---------

                    Net Earnings                                             $ 38,918        $ 32,165        $ 26,377
                                                                            ===========      ===========     =========

                    Net Earnings per Share                                   $   1.28        $   1.07        $    .89
                                                                            ===========      ===========     =========


                           Weighted Average Shares Outstanding                 30,393          30,077          29,696
                                                                            ===========      ============    =========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

INVACARE CORPORATION AND SUBSIDIARIES


                                                                                December 31,         December 31,
                                                                                        1996                1995
                                                                                ---------------------------------
                                                                                         (In  thousands)
Assets

Current Assets
   Cash and cash equivalents                                                       $   4,431           $   4,132
   Marketable securities                                                               3,569               2,437
   Trade receivables, net                                                            105,432              93,592
   Installment receivables, net                                                       51,995              37,074
   Inventories                                                                        78,934              54,468
   Deferred income taxes                                                               7,181               6,831
   Other current assets                                                                7,178               6,151
                                                                                     --------            --------
      Total Current Assets                                                           258,720             204,685

Other Assets                                                                          49,459              36,581
Property and Equipment, net                                                           77,830              65,078
Goodwill, net                                                                        123,619             102,406
                                                                                     --------            --------

      Total Assets                                                                  $509,628            $408,750
                                                                                     ========            ========


Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                                                $  40,723          $   33,805
   Accrued expenses                                                                   50,900              45,097
   Accrued income taxes                                                                1,563               5,821
   Current maturities of long-term obligations                                         4,582                 213
                                                                                  -----------         ----------
      Total Current Liabilities                                                       97,768              84,936

Long-Term Obligations                                                                173,263             122,456

Deferred Income Taxes                                                                      0                  39

Shareholders' Equity
   Preferred Shares (Authorized 300 shares; none outstanding)                              0                   0
   Common Shares (Authorized 100,000 shares; 28,408 and
      24,589 issued in 1996 and 1995, respectively)                                    7,103               6,148
   Class B Common Shares (Authorized 12,000 shares;
      1,442 and 4,973, issued and outstanding in
      1996 and 1995, respectively)                                                       360               1,243
   Additional paid-in-capital                                                         71,143              66,890
   Retained earnings                                                                 167,561             130,100
   Adjustments to shareholders' equity                                                 (833)                 993
   Treasury shares (418 and 311 shares in
   1996 and 1995, respectively)                                                      (6,737)              (4,055)
                                                                                  ------------        -----------
      Total Shareholders' Equity                                                     238,597             201,319
                                                                                  ------------        -----------

     Total Liabilities and Shareholders' Equity                                     $509,628            $408,750
                                                                                  ===========         ===========

See notes to consolidated financial statements.

                                       35
CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                                Years Ended December 31,
                                                                                      1996              1995              1994
                                                                                      ----------------------------------------
                                                                                                    (In thousands)
      Operating Activities
      Net earnings                                                                $ 38,918          $ 32,165          $ 26,377
      Adjustments to reconcile net earnings to net cash provided by operating activities:
                Depreciation and amortization                                       17,896            14,159            12,686
                Provision for losses on trade and installment receivables            1,546             1,379             1,461
                Provision for deferred income taxes                                   (596)           (3,321)               19
                Provision for other deferred liabilities                             2,658               728               382
      Changes in operating assets and liabilities:
                Increase in trade receivables                                       (5,937)          (10,028)          (10,248)
                (Increase)/decrease in inventories                                 (16,395)            3,102            (3,219)
                Increase in other current assets                                      (714)           (2,681)               (7)
                Increase/(decrease) in accounts payable                              2,487            (1,427)            4,126
                Increase/(decrease) in accrued expenses                            (5,540)            10,373              319
                                                                                   ---------------------------------------------
                    Net Cash Provided by Operating Activities                       34,323            44,449            31,896

      Investing Activities
          Purchases of property and equipment                                     (22,553)          (11,173)          (10,881)
          Proceeds from sale of property and equipment                                  88               146                60
          Installment contracts written                                            (65,241)          (50,908)         (49,492)
          Payments received on installment contracts                                47,742            40,705           33,012
          Marketable securities purchased                                           (3,416)           (4,307)            (350)
          Marketable securities sold                                                 2,274             4,927            1,440
          Business acquisitions, net of cash acquired                              (24,860)          (31,019)          (8,605)
          Increase in other investments                                             (6,986)           (2,246)          (4,143)
          Increase in other long term assets                                        (3,945)           (3,865)          (1,155)
          Other                                                                        519               961            1,605
                                                                                  ---------------------------------------------
                    Net Cash Required for Investing Activities                     (76,378)          (56,779)         (38,509)

      Financing Activities
          Proceeds from revolving lines of credit and
            long-term  borrowings                                                  103,872            67,057           26,128
          Principal payments on revolving lines of credit,
            long-term debt and capital lease obligations                           (61,831)          (58,942)         (23,442)
          Proceeds from exercise of stock options                                    4,222             1,447            1,830
          Payment of dividends                                                      (1,457)             (968)            (355)
          Purchase of treasury stock                                                (2,250)                0                 0
                                                                                  ---------------------------------------------
                    Net Cash Provided by Financing Activities                       42,556             8,594             4,161

          Effect of exchange rate changes on cash                                     (202)              509               419
                                                                                  ---------------------------------------------

          Increase/(decrease) in cash and cash equivalents                              299           (3,227)          (2,033)

          Cash and cash equivalents at beginning of year                             4,132             7,359             9,392
                                                                                  ---------------------------------------------

          Cash and cash equivalents at end of year                                $  4,431          $  4,132          $  7,359
                                                                                  =============================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

INVACARE CORPORATION AND SUBSIDIARIES

(In thousands)                                                   1996                       1995                        1994
                                                                 ----                       ----                        ----
                                                          Shares       Amount       Shares        Amount       Shares        Amount
                                                          --------------------------------------------------------------------------
Common Shares:
    Balance at beginning of year                         24,589    $   6,148       22,289     $   5,573       20,766      $   5,192
    Conversion of Class B Common Shares
      to Common Shares                                    3,531          883        2,095           524        1,268            317
    Issuance of Common Shares for acquisition                 0            0           77            19            0              0
    Exercise of stock options                               288           72          128            32          255             64
                                                         ---------------------------------------------------------------------------

      Balance at end of year                             28,408    $   7,103       24,589     $   6,148       22,289      $   5,573
                                                         ==========================================================================

Class B Common Shares:
    Balance at beginning of year                          4,973    $   1,243        7,068     $   1,767        8,337      $   2,084
    Conversion of Class B Common Shares
      to Common Shares                                   (3,531)        (883)      (2,095)         (524)      (1,269)          (317)
                                                         --------------------------------------------------------------------------
      Balance at end of year                              1,442    $     360        4,973     $   1,243        7,068      $   1,767
                                                         ==========================================================================

Additional Paid-In-Capital:
    Balance at beginning of year                                   $  66,890                   $ 63,671                    $ 61,709
    Issuance of Common Shares for acquisition                              0                      1,804                           0
    Exercise of stock options                                          4,253                      1,415                       1,962
                                                         --------------------------------------------------------------------------
      Balance at end of year                                       $  71,143                   $ 66,890                    $ 63,671
                                                         ==========================================================================

Retained Earnings:
    Balance at beginning of year                                  $  130,100                   $ 99,086                    $ 73,242
    Net earnings                                                      38,918                     32,165                      26,377
    Dividend of $.05000, $.03750 and $.01875 per Common
      Share in 1996, 1995 and 1994, respectively                      (1,457)                    (1,078)                       (533)
    Redemption of 1991 rights plan                                         0                        (73)                          0
                                                         --------------------------------------------------------------------------
      Balance at end of year                                        $167,561                   $130,100                    $ 99,086
                                                         ==========================================================================

Adjustments to Shareholders' Equity:
    Balance at beginning of year                                  $      993                  $  (2,196)                   $ (3,570)
    Foreign currency translation adjustment                           (2,256)                     2,965                       2,044
    Marketable securities holding gain (loss), net of tax                430                        224                        (670)
      Balance at end of year                                      $     (833)                      $993                   $  (2,196)
                                                         ==========================================================================

Treasury Shares:
    Balance at beginning of year                          (311)   $   (4,055)         (303)   $  (3,894)         (289)     $ (3,695)
    Repurchase of treasury shares                         (107)       (2,682)           (8)        (161)          (14)         (199)
                                                         ---------------------------------------------------------------------------

      Balance at end of year                              (418)   $   (6,737)         (311)   $  (4,055)         (303)     $ (3,894)
                                                         ==========================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES

Nature of Operations: Invacare Corporation and its subsidiaries (the "company") is the leading home medical equipment manufacturer in the world based on its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care, retail and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, seating and positioning, motorized scooters, patient aids, home care beds, low air loss therapy products, home respiratory and ambulatory infusion pumps.

Principles of Consolidation: The consolidated financial statements include the accounts of the company and are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Certain foreign subsidiaries are consolidated using a November 30 fiscal year end. All significant intercompany transactions are eliminated.

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the year ended December 31, 1996.

Marketable Securities: Current marketable securities are stated at market value, which approximates cost, and consist of short-term investments in repurchase agreements, government and corporate securities and certificates of deposit. Marketable securities with original maturities of less than three months are treated as cash equivalents. The company has classified their marketable securities as available for sale. The securities are carried at their fair value and net unrealized holding gains and losses, net of tax, are carried as a component of shareholders' equity.

Inventories: Inventories are stated at the lower of cost or market with cost principally determined for domestic manufacturing inventories by the last-in, first-out (LIFO) method. Market costs are based on the lower of replacement cost or estimated net realizable value. Non-domestic inventories and domestic finished products purchased for resale ($52,188,000 and $39,704,000 at December 1996 and 1995, respectively) are stated at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method.

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

Estimated Liability for Future Warranty Cost: Generally, the company's products are covered by warranties against defects in material and workmanship for periods up to five years from the date of sale to the customer. Certain components carry a lifetime warranty. A non-renewable warranty is also offered on various products for a maximum period of five years. A provision for estimated warranty cost is recorded at the time of sale. The provision is an estimation based upon actual experience.

Research and Development: Research and development costs are expensed as incurred. The company's annual expenditures for product development and engineering were approximately $11,060,000, $9,002,000 and $7,651,000 for 1996,
1995 and 1994, respectively.

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

On August 21, 1995, the Board of Directors of the company declared a two-for-one stock split to be distributed in the form of a 100% stock dividend on October 16, 1995. As a result, all share and per share information has been adjusted to reflect the stock split.

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

Foreign Currency Translation: Substantially all the assets and liabilities of the company's foreign subsidiaries are translated into U.S. dollars at year end exchange rates. Revenues and expenses are translated at weighted average exchange rates. Gains and losses resulting from translation are included in the balance sheet caption "Adjustments to shareholders' equity".

Goodwill: The excess of the aggregate purchase price over the fair value of net assets acquired is amortized by use of the straight line method for periods ranging from 20 to 40 years. The accumulated amortization was $10,743,000 and $7,094,000 at December 31, 1996 and 1995, respectively. The carrying value of goodwill is reviewed at each balance sheet date to determine whether goodwill has been impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows at such time an impairment in value of goodwill has occurred. Based on the company's review as of December 31, 1996, no impairment of goodwill was evident.

Advertising: Advertising costs are expensed as incurred and included in "Selling, general and administrative expenses". Advertising expenses amounted to $12,049,000, $8,972,000 and $5,487,000 for 1996, 1995 and 1994, respectively.

RECEIVABLES

Trade receivables are net of allowances for doubtful accounts of $4,405,000 and $3,551,000 in 1996 and 1995, respectively.

Installment receivables as of December 31, 1996 and 1995 consist of the following:

                                                                 1996                                       1995
                                                                 Long-                                      Long-
                                                  Current        Term         Total        Current          Term         Total
                                                  ------------------------------------------------------------------------------
                                                                                      (In thousands)
       Installment receivables                     $57,547     $24,598        $82,145       $42,001       $21,698       $63,699
       Less:
          Unearned interest                         (4,828)     (2,877)        (7,705)       (4,153)       (1,637)       (5,790)
          Allowance for doubtful accounts             (724)       (349)        (1,073)         (774)         (446)       (1,220)
                                                  ------------------------------------------------------------------------------
                                                   $51,995     $21,372        $73,367       $37,074       $19,615       $56,689
                                                  ==============================================================================

The company adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS 114) effective January
1, 1995. The   standard  requires  that impaired loans within the scope of SFAS
114 be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Adoption of SFAS 114 did not have a material impact on the company's financial condition or results of operations.

                                       39
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

INVACARE CORPORATION AND SUBSIDIARIES

INVENTORIES

Inventories as of December 31, 1996 and 1995 consist of the following:


                                                                                        1996                1995
                                                                                -----------------------------------
                                                                                         (In thousands
                    Raw materials                                                   $ 25,137            $ 20,045
                    Work in process                                                   12,022              10,898
                    Finished goods                                                    41,775              23,525
                                                                                -----------------------------------
                                                                                    $ 78,934            $ 54,468
                                                                                ===================================

Current cost exceeds the LIFO value of inventories by approximately $431,000 and $779,000 at December 31, 1996 and 1995, respectively.

PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 1996 and 1995 consist of the following:

                                                                                        1996                1995
                                                                                ----------------------------------
                                                                                          (In thousands)
                    Land, buildings and improvements                                $ 35,779            $ 33,501
                    Machinery and equipment                                          104,297              84,662
                    Furniture and fixtures                                            10,693               8,636
                    Leasehold improvements                                             7,330               6,674
                                                                                ----------------------------------
                                                                                     158,099             133,473
                    Less allowance for depreciation                                   80,269              68,395
                                                                                ----------------------------------

                                                                                    $ 77,830            $ 65,078
                                                                                ===================================

CURRENT LIABILITIES

Accrued expenses as of December 31, 1996 and 1995 consist of the following:

                                                                                        1996                1995
                                                                                ----------------------------------
                                                                                          (In thousands)
                    Accrued salaries and wages                                      $ 19,715            $ 16,330
                    Accrued warranty cost                                              6,052               5,745
                    Accrued product liability, current portion                         1,354                 896
                    Other accrued items                                               23,779              22,126
                                                                                ----------------------------------
                                                                                    $ 50,900            $ 45,097
                                                                                ==================================

ACQUISITIONS

 In February, 1996 the company purchased all the outstanding shares of Fabriorto, Lda, a Portuguese manufacturer and distributor of manual and power wheelchairs, beds and walking aids and purchased all the outstanding shares of Frohock-Stewart, Inc., a manufacturer of personal care products distributed mainly through the retail channel. In March, 1996 the company purchased all the outstanding shares of Healthtech Products, Inc., a manufacturer of extended care beds and patient-room furniture for the institutional market. In June, 1996 the company acquired all the outstanding shares of Production Research Corporation
(PRC). PRC is a distributor/supplier of after-market parts for the home medical equipment market. In July, 1996 the company purchased all of the outstanding shares of Roller Chair Pty. Ltd., an Australian manufacturer and distributor of custom power wheelchairs.

                                       40
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

INVACARE CORPORATION AND SUBSIDIARIES

In December, 1994 the company purchased the remaining outstanding shares of Beram AB, a Swedish marketer and distributor of prescription wheelchairs and rehab products. The company previously held a minority interest in Beram. In May, 1995 the company purchased the assets of PinDot Products, a manufacturer and distributor of custom seating systems, and purchased all the outstanding shares of Patient Solutions, Inc., a manufacturer and distributor of an ambulatory infusion pump that accommodates intravascular feeding, intermittent antibiotic therapy, patient-controlled analgesia and chemotherapy. In June, 1995 the company purchased the outstanding shares of Bencraft Limited, a United Kingdom manufacturer of manual and power wheelchairs and supplier of specialty seating systems and purchased the assets and business of Thompson Rehab from Salmond Smith Biolab Limited. Thompson Rehab is New Zealand's leading manufacturer of manual and power wheelchairs. In September, 1995 the company purchased the outstanding shares of Group Pharmaceutical Limited, a New Zealand marketer and distributor of prescription wheelchairs and other products for people with disabilities and purchased the outstanding shares of Medical Equipment Repair Service, Inc., a supplier of aftermarket parts and repair services for the respiratory equipment market. In September, 1995 for cash and company stock, the company also acquired the outstanding shares of Paratec AG, a Swiss company that manufactures manual wheelchairs which are sold under the Kuschall trademark. In November, 1995 the company purchased the outstanding shares of Special Health Systems Ltd., a Canadian designer and manufacturer of seating and positioning systems for wheelchairs.

In August, 1994 the company purchased all the outstanding shares of Rehadap S.A., a Spanish marketer and distributor of precision wheelchairs and other rehab products for people with disabilities. In November, 1994 the company purchased all the outstanding shares of Genus Medical, Inc., a manufacturer of power positioning seating systems for motorized wheelchairs and electric three and four wheeled scooters.

The operating results of all acquisitions are included in the company's consolidated results of operations from the respective dates of acquisition. The above transactions have been accounted for by the purchase method of accounting and the pro forma effects are not material.

LEASES AND COMMITMENTS

The company leases a substantial portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms of up to 10 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 1996, the company is committed under non-cancelable operating leases which have initial or remaining terms in excess of one year and expire on various dates through 2005. Lease expenses were approximately $6,071,000 in 1996, $4,725,000 in 1995 and $4,548,000 in 1994.
Future minimum operating lease commitments as of December 31, 1996, are as follows:

                                                              Year                     Amount
                                                              -------------------------------
                                                                              (In thousands)
                                                              1997                   $  4,839
                                                              1998                      3,393
                                                              1999                      1,980
                                                              2000                      1,037
                                                              2001                        753
                                                        Thereafter                      1,377
                                                              -------------------------------
                    Total Future Minumum Lease Payments                              $ 13,379
                                                              ===============================

The amount of buildings and equipment capitalized in connection with capital leases was $4,680,000 and $3,191,000 at December 31, 1996 and 1995,
respectively. At December 31, 1996 and 1995, accumulated amortization was $1,545,000 and $1,009,000, respectively.

                                       41
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

INVACARE CORPORATION AND SUBSIDIARIES

RETIREMENT AND BENEFIT PLANS

Substantially all full-time salaried and hourly domestic employees are included in two profit sharing plans sponsored by the company. The company makes matching contributions up to 66.7% of the first 3% of employees contributions and may make discretionary contributions to the domestic plans based on an annual resolution of the Board of Directors. The company has no requirement to make the discretionary contribution. The contributions can either be in the form of cash or property to the Profit Sharing Plan or in the form of cash, Common Shares or property to the Employee Stock Bonus Trust and Plan. Cash contributions to the Employee Stock Bonus Trust and Plan are used to purchase the company's Common Shares on the open market.

The company introduced a 401(k) Benefit Equalization Plan effective March 1, 1994 covering certain employees, which provide for retirement payments so that the total retirement payments equal amounts that would have been payable from the Corporation's principal retirement plans if it were not for limitations imposed by income tax regulations.

Contribution expense for the above plans in 1996, 1995 and 1994 was $3,703,000, $2,406,000 and $1,455,000, respectively.

In 1995, the company introduced a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) effective May 1, 1995 for certain key executives to recapture benefits lost due to governmental limitations on qualified plan contributions. The projected benefit obligation related to this unfunded plan was $18,475,000 at December 31, 1996. Pension expense for the plan was $748,000 in 1996 and $401,000 in 1995.

The company utilizes a Voluntary Employee Benefit Association (VEBA) to provide for the payment of self-funded employee health benefits for current employees. Contribution expense for each of 1996, 1995, and 1994 was $1,400,000.

SHAREHOLDERS' EQUITY TRANSACTIONS

At December 31, 1996, the company had 100,000,000 authorized Common Shares, without par value, and 12,000,000 authorized Class B Common Shares, without par value. In general, the Common Shares and the Class B Common Shares have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share, carry a 10% lower cash dividend rate and, in general, can only be transferred to family members. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis.

At December 31, 1996, the company had 300,000 shares of Serial Preferred Shares authorized, none of which were issued or outstanding. Serial Preferred Shares are entitled to one vote per share.

During 1994, the Board of Directors adopted and the Shareholders approved the 1994 Performance Plan (the "1994 Plan"). The 1994 Plan provides for the issuance of up to 2,000,000 Common Shares in connection with stock options and other awards granted under the Plan. The 1994 Plan allows the Compensation Committee (the "Committee") to grant incentive stock options, non-qualified stock options, stock appreciation rights, and stock awards (including the use of restricted stock). The Committee has the authority to determine the employees that will receive awards, the amount of the awards and the other terms and conditions of the awards. Payments of the stock appreciation rights may be made in cash, Common Shares or a combination thereof. There were no stock appreciation rights outstanding at December 31, 1996, 1995 or 1994. During 1996, the Committee, under the 1994 Plan, granted 396,025 non-qualified stock options for a term of ten years at 100% of the fair market value of the underlying shares on the date of grant.

The company also has a Stock Option Plan for non-employee Directors. The plan was approved May 27, 1992 and provides for the granting of up to a maximum of 100,000 options to eligible Directors. Directors will receive grants based on the market value of the company's stock at the date of grant. During 1996, 5,883 options were granted for a term of ten years at approximately the fair market value as of the date of the grant.

The Plans have provisions for the cashless exercise of options. Under these provisions the company acquired 16,430 treasury shares for $432,000 in 1996, 8,350 treasury shares for $161,000 in 1995 and 14,270 treasury shares for $199,000 in 1994.

As of December 31, 1996, an aggregate of 8,624,198 shares was reserved for conversion of Class B Common Shares, future rights (as defined below) and the exercise and future grant of options.

                                       42
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

INVACARE CORPORATION AND SUBSIDIARIES

The following summarizes the stock option transactions under the company's stock option plans:

                                                                                              1996         1995          1994
                                                                                         ------------------------------------
                      Options outstanding at January 1,                                   2,691,902    2,357,304     2,349,848
                      Granted                                                               401,908      487,600       342,000
                      Exercised                                                            (288,101)    (127,973)    (255,114)
                      Canceled                                                              (47,122)     (25,029)     (79,430)
                                                                                         ------------------------------------
                      Options outstanding at December 31,                                 2,758,587    2,691,902     2,357,304

                      Options price range at December 31,                                $     2.13   $     1.56     $    1.56
                                                                                                 to           to            to
                                                                                          $   26.75    $   25.25      $  15.13

                      Options exercisable at December 31,                                 1,793,289    1,651,406     1,352,542
                      Options available for grant at December 31,                         1,095,239    1,462,897     1,844,500


     The weighted-average price of options exercised during 1996 was $7.27.

The company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS 123, the company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                          1996                         1995
                      ------------------------------------------------ --------------------------- ----------------------------
                      Net earnings - as reported                                         $38,918                     $32,165
                      Net earnings - pro forma                                           $37,725                     $31,617
                      Earnings per share - as reported                                   $ 1.28                       $ 1.07
                      Earnings per share - pro forma                                     $ 1.24                       $ 1.05
                      ------------------------------------------------ --------------------------- ----------------------------

 The assumption regarding the stock options issued in 1996 and 1995 was that 25% of such options vested in the year issued. The stock options awarded during the year provided a four year vesting period whereby options vest equally in each year. SFAS 123's pro forma disclosure is prospective, as retroactive application is prohibited. Therefore, since compensation expense associated with an award is recognized over the vesting period, pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in the income statement.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 1.28%; expected volatility of 35.4%; risk-free interest rate of 5.8%; and an expected life of
6.34 years. The weighted-average present value of options granted during the year, per the Black-Scholes model based on the expected exercise year of 2002, is $9.70.

The plans provide that shares granted come from the company's authorized but unissued or reacquired common stock. Pursuant to the plan, the Committee has established that the 1996 grants may not be exercised within one year from the date of grant and options must be exercised within ten years from the date granted. The weighted-average remaining contractual life of options outstanding at December 31, 1996 is 5.98 years.

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

                                       43
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

INVACARE CORPORATION AND SUBSIDIARIES

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

LONG-TERM OBLIGATIONS

Long-term obligations as of December 31, 1996 and 1995 consist of the following:

                                                                                           1996             1995
                                                                                -----------------------------------
                                                                                             (In thousands
$25,000,000 senior notes at 7.45%, matures in February 2003                           $  25,000        $  25,000

Revolving credit agreement ($200,000,000 multi-currency) at .14% to
 .32% above local interbank offered rates, expires July 30, 2001                         135,723           78,534

Notes payable to banks under credit facilities                                            1,474            3,853

Notes and mortgages payable, secured by buildings and equipment                           3,432            6,614

Capitalized lease obligations                                                             3,150            2,254

Product liability                                                                         4,774            3,269

Other                                                                                     4,292            3,145
                                                                                --------------------------------
                                                                                        177,845          122,669
          Less current maturities of long-term obligations                                4,582              213
                                                                                --------------------------------
                                                                                       $173,263         $122,456
                                                                                ================================


In 1993, the company completed a private placement of $25,000,000 in senior notes at 7.45% which contain covenants similar to the revolving credit agreement described below. At December 31, 1996, $69,138,000 of retained earnings is available for dividends based on net worth requirements. The notes are due in 2003 and require principal payments of $3,571,000 per year beginning in 1997.

During 1994, the company entered into a $200,000,000 multicurrency long-term revolving credit agreement with a syndicate of commercial banks. In July 1996, the agreement was amended to lower the borrowing rates which now range from .14% to .32% above the various interbank offered rates. In addition, the borrowing rates are now determined based upon the interest coverage ratio of the company, as defined in the agreement. The agreement requires the company to maintain certain conditions with respect to net worth, funded debt to capitalization, and interest coverage as defined in the agreement.

Notes payable to banks under credit facilities consist of borrowings under various arrangements by the company and its foreign subsidiaries and consists of a $15,000,000 demand line, a 10,000,000 Canadian dollar demand line, a 2,000,000 New Zealand dollar demand line, 650,000 British pound demand lines, 1,200,000 Deutsche mark demand lines, 31,500,000 French franc demand lines, a 10,000,000 Spanish peseta demand line, a 100,000 Swiss franc demand line and a 1,500,000 Swedish krona demand line. Borrowings under these lines are considered long-term to the extent that unused borrowing capacity is available under the $200,000,000 revolving credit agreement. Interest on amounts borrowed under the various credit facilities is at the respective bank's base rate or an interbank offered rate. Certain borrowings from foreign banks are secured by the assets of foreign subsidiaries or by guarantees of the company.

In August 1996, the company fixed the interest rate on 7,500,000 of its outstanding New Zealand dollar borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 8.75% for a two year term. As of December 31, 1996, the weighted average floating interest rate on the New Zealand dollar debt was 9.97%.

                                       44
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

INVACARE CORPORATION AND SUBSIDIARIES

In May 1995, the company fixed the interest rate on $10,000,000 of its U.S. dollar borrowings through two interest rate swap agreements. Each agreement is for $5,000,000 U.S. dollars. The effect of the swaps is to exchange a short-term floating interest rate for a fixed rate of 6.1725% for a three year term in one agreement and 6.38% for a five year term in the other agreement. As of December 31, 1996 and 1995, the weighted average floating interest rate on the U.S. dollar debt was 5.82% and 6.40%, respectively.

Also in May 1995, the company fixed the interest rate on 7,500,000 of its outstanding Canadian dollar borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 7.245% for a three year term. As of December 31, 1996 and 1995, the weighted average floating interest rate on the Canadian dollar debt was 5.29% and 6.70% respectively.

In March 1993, the company fixed the interest rate on 100,000,000 of its outstanding French franc borrowings through two interest rate swap agreements. Each agreement is for 50,000,000 French francs. The effect of the swaps is to exchange a short-term floating interest rates for a fixed rate of 7.48% for a five-year term in one agreement and 7.81% for a three-year term in the other agreement. The swap for the three-year term terminated in March 1996. As of December 31, 1996 and 1995, the weighted average floating interest rate on the French franc debt was 4.43% and 7.10% respectively.

In July 1989, the company entered into a seven-year interest rate swap agreement which effectively fixed the interest rate on $5,000,000 of the company's various domestic floating rate borrowings at 8.89% under revolving credit agreements and notes payable to banks under credit facilities. This interest rate swap terminated in July 1996.

The secured promissory notes financed the purchase of certain buildings and equipment which secure the notes. The notes bear interest at rates from 5.07% to
10.95 % and mature through 2003.

The capital leases at December 31, 1996 are principally for a manufacturing facility and computer systems, with payments due through 2007.

The company is self-insured for a portion of its product liability and certain other liability exposures. Product liability for domestically manufactured products is insured through the company's captive insurance company, which insures the first $2,000,000 per claim of the company's product liability exposure. The company also has additional layers of coverage insuring up to $73,000,000 in annual aggregate losses arising from individual losses that exceed $2,000,000.

The aggregate minimum combined maturities of long-term obligations are approximately $4,582,000 in 1997, $4,703,000 in 1998, $4,424,000 in 1999,
$4,719,000 in 2000,  $150,907,000 in 2001, and $8,510,000  thereafter.  Interest paid on borrowings was $10,213,000,  $8,982,000 and $6,625,000 in 1996, 1995 and
1994, respectively.

INCOME TAXES

Earnings before income taxes consist of the following:

                                                                     1996               1995             1994
                                                                  ---------------------------------------------
                                                                                  (In thousands
                          United States                           $58,182             $46,062           $38,871
                          Foreign                                   5,586               5,783             3,006
                                                                  ---------------------------------------------

                                                                  $63,768             $51,845           $41,877
                                                                  ==============================================


The company has provided for income taxes as follows

                                                                     1996                 1995            1994
                                                                 ----------------------------------------------
                                                                                 (In thousands)
                          Current:
                             Federal                              $19,840             $16,340           $12,115
                             State                                  3,800               3,490             2,580
                             Foreign                                2,370               2,980             1,170
                                                                 ----------------------------------------------
                                                                   26,010              22,810            15,865
                          Deferred:
                             Federal                               (1,330)            (1,300)              (635)
                             Foreign                                  170             (1,830)                270
                                                                 -----------------------------------------------
                                                                   (1,160)            (3,130)              (365)
                                                                  $24,850             $19,680           $15,500
                                                                 ===============================================

INVACARE CORPORTION AND SUBSIDIARIES

 At  December  31,  1996,  the  company  had  tax  loss   carryforwards   of
approximately $4,007,000 of which $3,197,000 are non-expiring and $810,000 expire between 2000 and 2003.

     The  company  made  income tax  payments of  $26,686,000,  $19,528,000 and
$16,606,000   during  the  years  ended  December  31,  1996,   1995  and  1994,
respectively.

A reconciliation to the effective income tax rate from the federal statutory rate follows:


                                                                     1996                 1995                1994
                                                                     ---------------------------------------------

            Statutory federal income tax rate                         35.0%                35.0%              35.0%
            State and local income taxes, net of
              federal income tax benefit                               3.9                  4.4                4.0
            Tax credits                                               (1.9)                (1.9)              (2.0)
            Other, net                                                 2.0                  0.5
                                                                     ----------------------------------------------

                                                                      39.0%                38.0%              37.0%
                                                                    ===============================================

Significant components of deferred income tax assets and liabilities at December 31, 1996 and 1995 are as follows:


                                                                            1996             1995
                                                                           ----------------------
                                                                                   (In thousands)
            Current deferred income tax assets, net:
                 Bad debt                                                $ 1,520         $  1,101
                 Warranty                                                  1,369            1,224
                 Inventory                                                   684              850
                 Other accrued expenses and reserves                       1,778            1,986
                 State and local taxes                                     1,305              973
                 Product liability                                           191              164
                 Loss carryforward                                           408              720
                 Other, net                                                  (74)            (187)
                                                                           ----------------------
                                                                         $ 7,181         $  6,831
                                                                           ----------------------
            Long-term deferred income tax assets (liabilities), net:
                 Depreciation                                            $(1,877)        $ (1,646)
                 Product liability                                           717              599
                 Loss carryforward                                         1,051              878
                 Other, net                                                  421              130
                                                                         ------------------------
                                                                         $   312         $    (39)
                                                                         ------------------------

            Net Deferred Income Taxes                                    $ 7,493         $  6,792
                                                                         ========================

                                       47
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

INVACARE CORPORATION AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

The company purchased 90,000 shares of Invacare Common Stock at $25.00 per share, which approximated the fair value at time of purchase, from a charitable trust in which the Chairman and Chief Executive Officer of the company has a reversionary interest. The total cost of the shares was $2,250,000 and were added to the treasury shares of the company.

INTERIM FINANCIAL INFORMATION (UNAUDITED)


                                                                                QUARTER ENDED
                                                                        (In thousands, except per share data)
                    1996                                  March 31,       June 30,       September 30,      December 31,
                    ---------------------------------------------------------------------------------------------------
                   Net sales                            $ 134,461        $ 159,169         $ 158,146         $ 167,722
                   Gross profit                            41,627           51,355            53,204            55,287
                   Earnings before income taxes             9,937           15,898            17,446            20,487
                   Net earnings                             6,062            9,698            10,646            12,512
                   Net earnings per share                     .20              .32               .35               .41


                   1995                                  March 31,         June 30,     September 30,      December 31,
                   ----------------------------------------------------------------------------------------------------
                   Net sales                            $ 107,729        $ 122,301         $ 130,547         $ 143,455
                   Gross profit                            33,402           40,084            43,904            48,923
                   Earnings before income taxes             7,737           12,432            14,618            17,058
                   Net earnings                             4,797            7,712             9,068            10,588
                   Net earnings per share                     .16              .26               .30               .35

BUSINESS SEGMENTS

The company operates in one business segment, durable medical equipment. Geographic information for each of the three years ended December 31, is as follows:

                                                             Other         Total
                                                             North         North
                                           Domestic       American      American      European          Total
                                           ------------------------------------------------------------------
                                                                     ( In thousands)
 1996
 Net sales                                $ 435,171      $  49,557     $ 484,728     $ 134,770      $ 619,498
 Earnings before income taxes                56,603          3,507                                     63,768
                                                                          60,110         3,658
 Assets                                     325,978         60,759       386,737       122,891        509,628
 Liabilities                                                47,864       203,371        67,660
                                            155,507                                                   271,031

1995
 Net sales                                $ 353,340      $  34,154     $ 387,494     $ 116,538      $ 504,032
 Earnings before income taxes                46,930                                                    51,845
                                                           (2,842)        44,088         7,757
 Assets                                     227,003         56,974       283,977       124,773        408,750
 Liabilities                                 96,129         43,718       139,847        67,584
                                                                                                      207,431

1994
 Net sales                                $ 293,790      $  27,774     $ 321,564     $  89,559      $ 411,123
 Earnings before income taxes                39,742          (885)        38,857         3,020         41,877
 Assets                                     204,715         31,582       236,297       101,812        338,109
 Liabilities                                 87,691         28,566       116,257        57,845        174,102

                                       48
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

INVACARE CORPORATION AND SUBSIDIARIES

The operations of the company's Mexican facility are treated as domestic for segment reporting purposes. Substantially all of the products manufactured at the Mexican facility are sold to customers located in the United States.

The results of the company's Canadian, New Zealand and Australian operations are included in Other North American operations for segment reporting purposes. A significant portion of the New Zealand operations represent components used in products manufactured by the company's North American facilities.

Eliminated from above net sales for 1996, 1995 and 1994 were $13,122,000, $11,296,000 and $6,922,000, respectively, of sales by North American subsidiaries to European subsidiaries and $883,000, $1,005,000 and $576,000, respectively, of sales by European subsidiaries to North American subsidiaries. Sales between geographic areas are based on the costs to manufacture plus a reasonable profit element.

CONCENTRATION OF CREDIT RISK

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. To further assist dealers in reducing their cash requirements for inventory and rental equipment, the company provides various financing options for certain types of products through Invacare Credit Corporation ICC. In a typical financing arrangement, the company sells the equipment on a financing contract to the dealer for periods ranging from 6 to 51 months. The company also introduced a revolving credit agreement, known as Invacard, which provides an additional financing option to our dealer base. In addition, the majority of these transactions are secured with a UCC-1 filing and/or purchase money securities and/or personal guarantees. At this time, all ICC note obligations are serviced and managed by the company. The note obligations are not sold to third parties. Substantially all of the company's receivables are due from health care and medical equipment dealers located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, are ultimately funded through government reimbursement programs such as Medicare and Medicaid. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. Credit losses are provided for in the financial statements and have been consistently within management's expectations.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the company in estimating its fair value disclosures for financial instruments:

Cash, cash equivalents and marketable securities: The carrying amount reported in the balance sheet for cash, cash equivalents and marketable securities approximates its fair value.

Installment receivables: The carrying amount reported in the balance sheet for installment receivables approximates its fair value. The majority of the portfolio contains receivables with terms less than three years, of which a large concentration is due in less than one year. The interest rates associated with these receivables have not varied significantly over the past three years. Management believes that after consideration of the credit risk, the net book value of the installment receivables approximates market value.

Long-term debt: The carrying amounts of the company's borrowings under its long-term revolving credit agreements approximate their fair value. Fair values for the company's senior notes are estimated using discounted cash flow analyses, based on the company's current incremental borrowing rate for similar borrowing arrangements.

Interest Rate Swaps: The company is a party to interest rate swap agreements with off-balance sheet risk which are entered into in the normal course of business to reduce exposure to fluctuations in interest rates. The agreements are with major financial institutions which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The agreements are contracts to exchange floating rate payments with fixed rate payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the interest rate swap agreements are accrued consistent with the terms of the agreements and market interest rates. Fair value for the company's interest rate swaps are based on pricing models or formulas using current assumptions.

                                       49
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

INVACARE CORPORATION AND SUBSIDIARIES

FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Other investments: The company has made other investments in limited partnerships and non-marketable equity securities. These investments were acquired in private placements and there are no quoted market prices or stated rates of return. It is not practicable to estimate the fair value of these investments because of the limited information available and because of the significance of the cost to obtain an outside appraisal. The investments are carried at their original cost of $10,384,000 in 1996 and $8,197,000 in 1995 and are accounted for using the cost method.

The carrying amounts and fair values of the company's financial instruments at December 31, 1996 and 1995 are as follows:

                                                                                 1996                             1995
                                                                                ------                           -----
                                                                     Carrying          Fair            Carrying          Fair
                                                                        Value         Value               Value         Value
                                                                     --------------------------------------------------------
                                                                                             ( In thousands)
                Cash and cash equivalents                          $    4,431    $    4,431          $    4,132    $    4,132
                Marketable securities                                   9,642         9,642               2,954         2,954
                Installment receivables                                73,367        73,367              56,689        56,689
                Long-term debt (including current                     165,629       165,622             114,001       114,736
                maturities)
                Interest rate swaps (fair value liability                -              768                 -           1,136

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

The gains and losses that result from the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. At December 31, 1996 and 1995, the gain resulting from forward contracts was not material to the financial statements.

The following table represents the fair value of all outstanding forward contracts at December 31, 1996 and 1995. The valuations are based on quotes from brokers. All forward contracts noted below mature before March, 1997 and 1996 respectively.



                                                                                             December 31, 1996
                                                                               Cost                                Market Value
                       U.S. dollar (In thousands)                        (Buy)/Sell           Gain/(Loss)            (Buy)/Sell
                       ---------------------------------------------------------------------------------------------------------
                       Australian dollar                                         36                     -                    36
                       British pound                                             86                     4                    90
                       New Zealand dollar                                     1,000                    12                 1,012
                       New Zealand dollar                                    (1,881)                    2                (1,879)


                                                                                             December 31, 1995
                                                                               Cost                                Market Value
                       U.S. dollar (In thousands)                        (Buy)/Sell           Gain/(Loss)            (Buy)/Sell
                       ---------------------------------------------------------------------------------------------------------
                       Deutsche mark                                      $     150               $     6             $     156
                       French franc                                              75                     3                    78
                       Spanish peseta                                           100                    (5)                   95
                       New Zealand dollar                                    (1,390)                   (1)              (1,391)

                                       50
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

INVACARE CORPORATION AND SUBSIDIARIES

SUBSEQUENT EVENT

Subsequent to year end, the company, through a wholly owned subsidiary, commenced a cash tender offer of $13 per share for all of the outstanding shares of common stock of Healthdyne Technologies, Inc. The offer will expire April 7, 1997 with the option to extend. The company has committed bank facilities in place sufficient to fund the proposed transaction.

The company currently holds 600,000 shares of Healthdyne's common stock, representing approximately 4.8% of Healthdyne's outstanding shares based on available public information.

Healthdyne Technologies designs, manufactures, and markets advanced medical devices primarily for home use, as well as for use in specialized clinical settings. Healthdyne's products include diagnostic and therapeutic devices for the evaluation and treatment of sleep and respiratory disorders, medication nebulizers and monitoring devices for infants at risk of Sudden Infant Death Syndrome (SIDS).

INVACARE CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                COL. A         COL. B             COL. C          COL. D          COL.E
                                               --------        -------        -------             -------         -------
                                                                             ADDITIONS
                                                                             ----------
                                               Balance      Charged               Charged To                     Balance
                                                    At           To               Other                           At
                                              Beginning     Cost And              Accounts       Deductions-     End Of
          Description                         Of Period     Expenses             Describe         Describe       Period
          ------------                        -----------   ----------           -----------     -----------    ----------
                                                                   (In thousands)
Year Ended December 31, 1996

Deducted from asset accounts --
     Allowance for doubtful accounts           $4,771       $2,397                $    183(C)    $1,873(A)       $5,478

     Inventory obsolescence reserve             5,274        2,883                     689(C)     3,883(B)       4,963

Accrued warranty cost                           5,745        5,154                     363(C)     5,210(B)       6,052

Accrued product liability                       4,165        5,181                      70(C)     3,288(D)        6,128

Year Ended December 31, 1995

Deducted from asset accounts --
     Allowance for doubtful accounts           $4,540       $3,419                 $   163(C)    $3,351(A)       $4,771

     Inventory obsolescence reserve             3,491        4,158                     510(C)     2,885(B)        5,274

Accrued warranty cost                           4,554        4,689                      64(C)     3,562(B)        5,745

Accrued product liability                       3,604        2,080                       -        1,519(D)        4,165

Year Ended December 31, 1994

Deducted from asset accounts --
     Allowance for doubtful accounts           $4,093       $2,804                $    159(C)    $2,516(A)       $4,540

     Inventory obsolescence reserve             4,114        1,692                      53(C)     2,368(B)        3,491

Accrued warranty cost                           3,539        3,560                     112(C)     2,657(B)       4,554

Accrued product liability                       3,488        1,353                      -         1,237(D)        3,60


NOTE (A)--Uncollectible accounts written off, net of recoveries.

NOTE (B)--Amounts written off or payments incurred.

NOTE (C)--Amounts recorded due to acquisition of subsidiaries.

NOTE (D)--Loss and loss adjustment expense.