Form 10-Q
period 1997-03-31
INVACARE CORP
filed 1997-05-15
CIK 742112

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 1997
                      ------------------------------------

                         Commission File Number 0-12938
                         ------------------------------

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

                                 (216) 329-6000
                              ---------------------
              (Registrant's telephone number, including area code)

                                       N/A
                                   ------------
 (Former name, former address and former fiscal year, if change since last report)

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

     As of May 13, 1997 the Company had 28,090,522 Common Shares and 1,441,467 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                       Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  March 31, 1997 and December 31, 1996........................3

         Condensed Consolidated Statement of Earnings -

                  Three Months Ended March 31, 1997 and 1996..................4

         Condensed Consolidated Statement of Cash Flows -

                  Three Months Ended March 31, 1997 and 1996..................5

         Notes to Condensed Consolidated Financial

                  Statements - March 31, 1997.................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............7

Part II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K....................................11

SIGNATURES...................................................................11

Part I.  FINANCIAL INFORMATION
Item 1...         Financial Statements

                                       INVACARE CORPORATION AND SUBSIDIARIES
                                Condensed Consolidated Balance Sheet - (unaudited)

                                                                                       March 31,           December 31,
                                                                                            1997                   1996
ASSETS                                                                                              (In thousands)
------
CURRENT ASSETS
 .........Cash and cash equivalents                                                     $   6,040              $   4,431
 .........Marketable securities                                                             2,474                  3,569
 .........Trade receivables, net                                                          102,128                105,432
 .........Installment receivables, net                                                     52,970                 51,995
 .........Inventories                                                                      74,557                 78,934
 .........Deferred income taxes                                                             6,784                  7,181
 .........Other current assets                                                              7,257                  7,178
                                                                                         -------                -------
                                                                                         252,210                258,720

OTHER ASSETS                                                                              54,188                 49,459
PROPERTY AND EQUIPMENT, NET                                                               78,124                 77,830
GOODWILL, NET                                                                            118,057                123,619
                                                                                       ---------               --------
 .........         TOTAL ASSETS                                                          $502,579               $509,628
                                                                                       =========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 .........Accounts payable                                                              $  41,476              $  40,723
 .........Accrued expenses                                                                 41,729                 50,900
 .........Accrued income taxes                                                              3,610                  1,563
 .........Current maturities of long-term obligations                                       4,837                  4,582
                                                                                       ---------              ---------
 .........         TOTAL CURRENT LIABILITIES                                               91,652                 97,768

LONG-TERM OBLIGATIONS                                                                    167,133                173,263

DEFERRED INCOME TAXES                                                                        360                      0

SHAREHOLDERS' EQUITY
 .........Preferred shares                                                                      0                      0
 .........Common shares                                                                     7,125                  7,103
 .........Class B common shares                                                               360                    360
 .........Additional paid-in-capital                                                       72,185                 71,143
 .........Retained earnings                                                               174,414                167,561
 .........Adjustment to shareholders' equity                                               (3,427)                  (833)
 .........Treasury shares                                                                  (7,223)                (6,737)
                                                                                        --------               --------
 .........         TOTAL SHAREHOLDERS' EQUITY                                             243,434                238,597
                                                                                        --------               --------

 .........         TOTAL LIABILITIES
 .........            AND SHAREHOLDERS' EQUITY                                           $502,579               $509,628
                                                                                        ========               ========

See notes to condensed consolidated financial statements.

                                       4

                                       INVACARE CORPORATION AND SUBSIDIARIES
                            Condensed Consolidated Statement of Earnings - (unaudited)

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                            1997                   1996
                                                                                            ----                   ----
Net sales                                                                               $151,524               $134,461

Cost of products sold                                                                    107,306                 92,834
                                                                                       ---------              ---------

 .........GROSS PROFIT                                                                     44,218                 41,627

Selling, general and administrative expenses                                              31,693                 31,398
                                                                                       ---------               --------


 .........INCOME FROM OPERATIONS                                                           12,525                 10,229

Net interest expense                                                                        (695)                  (292)
                                                                                       ---------               --------

 .........
         EARNINGS BEFORE INCOME TAXES                                                     11,830                  9,937

Income taxes                                                                               4,610                  3,875
                                                                                       ---------               --------

 .........NET EARNINGS                                                                      7,220                  6,062
                                                                                      ==========             ==========

            DIVIDENDS DECLARED PER COMMON SHARE                                       $    .0125             $    .0125
                                                                                      ==========             ==========

 .........NET EARNINGS PER SHARE                                                       $      .24             $      .20
                                                                                      ==========             ==========


Weighted average shares outstanding                                                       30,412                 30,376
                                                                                      ==========             ==========

See notes to condensed consolidated financial statements.

                                       INVACARE CORPORATION AND SUBSIDIARIES
                           Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                  Three Months Ended
                                                                                                             March 31,
                                                                                                       1997         1996
 OPERATING ACTIVITIES
                                                                                                        (In  thousands)
 .........Net earnings                                                                               $7,220         $6,062
 .........Adjustments to reconcile net earnings to
 .........   net cash required by operating activities:
 .........     Depreciation and amortization                                                          4,855          4,375
 .........     Provision for losses on receivables                                                      551             82
 .........     Provision for deferred income taxes                                                     (255)          (154)
 .........     Provision for other deferred liabilities                                               1,190            516
 .........Changes in operating assets and liabilities:
 .........     Trade receivables                                                                      1,358          7,896
 .........     Inventories                                                                            2,520         (7,991)
 .........     Other current assets                                                                    (241)        (1,168)
 .........     Accounts payable                                                                       1,897          7,716
 .........     Accrued expenses                                                                      (6,816)        (7,570)
                                                                                                  ---------       --------
 .........         NET CASH PROVIDED BY OPERATING ACTIVITIES                                         12,279          9,764

 INVESTING ACTIVITIES
 .........Purchases of property and equipment                                                        (5,875)        (3,763)
 .........Proceeds from sale of property and equipment                                                   66              7
 .........Installment sales contracts written                                                       (16,956)       (15,939)
 .........Payments received on installment sales contracts                                           17,284          9,422
 .........Marketable securities purchased                                                            (1,789)          (262)
 .........Marketable securities sold                                                                  2,875              0
 .........Increase in other investments                                                                (328)        (2,082)
             Increase in other long-term assets                                                      (2,315)          (679)
             Business acquisitions, net of cash acquired                                                  0        (17,211)
 .........Other                                                                                      (1,114)           498
                                                                                                  ---------      ---------
 .........     NET CASH REQUIRED BY INVESTING ACTIVITIES                                             (8,152)       (30,009)

 FINANCING ACTIVITIES
 .........Proceeds from revolving lines of credit and long-term borrowings                            9,581         51,764
          Principal payments on revolving lines of credit, long-term
               debt and capital lease obligations                                                   (12,562)       (29,498)
             Proceeds from exercise of stock options                                                    941            933
          Dividends paid                                                                               (367)          (366)
          (Purchase) proceeds from treasury stock                                                         0         (2,250)
                                                                                                 ----------      ---------
                 NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
                                                                                                     (2,407)        20,583
 Effect of exchange rate changes on cash                                                            (111)             (187)
                                                                                                 -----------     ---------
 Increase(Decrease) in cash and cash equivalents                                                      1,609            151
 Cash and cash equivalents at beginning of period                                                    4,431           4,132
                                                                                                 -----------      --------
 Cash and cash equivalents at end of period                                                        $ 6,040          $4,283
                                                                                                 ===========      ========

 See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)


Nature of Operations -- Invacare Corporation and its subsidiaries (the "company") is the leading home medical equipment manufacturer in the world based on its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care, retail and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, motorized scooters, patient aids, home care and institutional beds, low air loss therapy, home respiratory, ambulatory infusion pumps and seating and positioning products.

Principles of Consolidation -- In the opinion of the company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. The accompanying financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 1997 and December 31, 1996, and the results of its operations for the three months ended March 31, 1997 and 1996 and changes in its cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

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

Statement of Cash Flows -- The Company made payments (in thousands) of :

                                                                        Three Months Ended
                                                                             March 31,
                                                                        1997              1996
                                                                      -------------------------
                  Interest                                            $3,337             $2,267
                  Income Taxes                                        $2,306             $2,968



Inventories -- Inventories consist of the following components (in thousands):

                                                                        March 31,            December 31,
                                                                            1997                    1996
                                                                       ---------------------------------
                  Raw materials                                        $  24,290                $ 25,137
                  Work in process                                         11,265                  12,022
                  Finished goods                                          39,002                  41,775
                                                                       ---------------------------------
                                                                       $  74,557                $ 78,934
                                                                       =================================

The inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment -- Property and equipment consist of the following (in thousands):


                                                                    March 31,         December 31,
                                                                         1997                 1996
                                                                    ------------------------------
 Land, buildings and improvements                                   $  34,585            $  35,779
 Machinery and equipment                                              107,917              104,297
 Furniture and fixtures                                                10,901               10,693
 Leasehold improvements                                                 7,371                7,330
                                                                    ------------------------------
   Subtotal                                                           160,774              158,099
       Less allowance for depreciation                                (82,650)             (80,269)
                                                                    ------------------------------
                                                                    $  78,124            $  77,830
                                                                    ==============================


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the quarter ended March 31, 1997 increased by 12.7% over the same period a year ago with acquisitions accounting for 7.2% of the increase and a negative impact from currency translation of 1.0%. Power, personal care and manual wheelchairs posted the largest increases principally due to higher unit volumes. The volume increases were offset by the effects of a continuing competitive pricing environment for most of our product lines.

North American Operations

Rehab Products Group. Sales of the Rehab Products Group, which consists of the power wheelchairs, custom manual wheelchairs and seating and positioning business units, increased 22.4% mainly as a result of volume growth and a shift to high-end power chairs.

Standard Products Group. Sales of the Standard Products Group, which consists of the manual wheelchairs, patient transport, personal care beds, low air loss therapy, Invacare Health Care Furnishings and retail business units, increased 19.8%, with 13.5% due to the acquisition of Invacare Health Care Furnishings and Frohock-Stewart (retail), which occurred during the first quarter of 1996. The personal care, low air loss therapy and manual wheelchairs product lines each posted sales increases which were dampened by a reduction in purchases of a major customer and a continuing competitive pricing envoronment.

Respiratory Products Group. Sales of the Respiratory Products Group, which consists of the oxygen concentrator, liquid oxygen, aerosol therapy and associated respiratory products business units, declined slightly for the quarter ended March 31, 1997. Volume decreases, particularly for oxygen concentrators were experienced as a result of lower purchases by a major customer and the impact of uncertainty surrounding proposed governmental budget cuts. The volume decreases were offset by new product introductions and growth in aerosol therapy.

Other. Other, consisting primarily of the company's Canadian, Australian and New Zealand operations, aftermarket parts business and ambulatory infusion pumps, had a 27.3% sales increase with acquisitions accounting for 17.3% which included Production Research Co. and Rollerchair. Canadian operations experienced strong growth in most major product lines as a result of focused sales and marketing efforts.

European Operations

European sales increased 1.2% excluding the impact from the acquisition of Fabriorto, and negative impact of 6.1% from foreign currency translation. Sales are being negatively impacted by governmental reimbursement trends, especially in Germany.


GROSS PROFIT

Gross profit as a percentage of net sales declined to 29.2% for the quarter compared to 31.0% for the same period a year ago. North American margins remained basically flat with prior year as a result of increased volume and continued manufacturing productivity improvements offset by continuing competitive pricing pressures and a reduction in purchases by a major customer. European gross margins decreased as a result of lower volume, an intensifying pricing environment in the major markets and the strong dollar.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales decreased to 20.9% in the first quarter compared to 23.4% in 1996. The dollar increase was $295,000, less than 1%, with acquisition spending levels exceeding the overall dollar increase for the company.

North American selling, general and administrative costs declined as a percent to sales as these costs grew at a slower rate than sales for the quarter. European operations' selling, general and administrative expenses, as a percentage of sales, decreased as a result of restructuring and cost containment initiatives that began during 1996.


INTEREST

Interest income in the quarter ended March 31, 1997 increased over the same period a year ago mainly as a result of increased installment loan volumes. For the quarter, interest expense increased mainly due to higher average outstanding borrowings.


INCOME TAXES

The Company had an effective tax rate of 39.0% for the quarter ended March 31, 1997 and 1996, respectively. The tax rate has remained unchanged due in part to the overall mix of anticipated earnings in international operations remaining unchanged.

LIQUIDITY AND CAPITAL RESOURCES

The Company's  overall level  of long-term   obligations  decreased  $6,000,000
to $167,000,000 for the quarter ended March 31, 1997, principally as a result of cash from operations used to paydown borrowings. The Company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of March 31, 1997 the Company has approximately $291,000,000, which includes the $200,000,000 facility related to the pending tender offer for the acquisition of Healthdyne Technologies, Inc., available under its lines of credit and under the most restrictive covenant of its debt arrangements could add an additional $360,000,000.

The  Company's  financing  arrangements  require  it  to  maintain  certain
conditions  with  respect  to  net  worth,  working  capital,   funded  debt  to
capitalization and interest coverage as defined in the bank and note agreements. The Company is in compliance with all of the conditions.


CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of March 31, 1997. The Company estimates that capital investments for 1997 will be approximately $35 - $40 million. The increase in spending is due principally to the construction of a new corporate headquarters building and the continuing implementation of a worldwide facilities plan. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing capabilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.


ACQUISITIONS

In January, 1997 the company commenced a cash tender offer for all of the outstanding shares of common stock of Healthdyne Technologies, Inc. The company currently holds approximately 4.8% of Healthdyne's outstanding common stock. The offer has been extended and is scheduled to expire on May 27, 1997. The current offer is $13.50 per share.


CASH FLOWS

Cash flows provided by operating activities were $12.3 million for the first quarter of 1997 compared to $9.8 million in 1996. The principle contributors to the increased 1997 cash flows provided by operating activities were increased net income and a decline in inventory levels as a result of increased sales volume in units and focus on inventory management.

Cash flows required for investing activities decreased by $21.9 million for the first quarter of 1997 when compared to 1996 mainly as a result of reduced acquisition activity during the first quarter of 1997 and increased payments received on installment sales contracts.

Cash flows used for financing activities were $2.4 million for the first quarter of 1997 compared to cash provided from financing of $20.6 million in 1996. The decrease in cash required from financing activities was primarily a result of reductions in long-term borrowings which were used to fund acquisitions in the prior year.

The effect of foreign currency translation results in amounts being shown for cash flows in the Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.


DIVIDEND POLICY

On February 15, 1997, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of April 1, 1997, to be paid on April 15, 1997. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

Item 6.  Exhibits and Reports on Form 8-K

         A        Exhibits:
                  Official Exhibit No.
                  27       Financial Data Schedule

         B        Reports on Form 8-K:   None

                  10(ap) Second  Amendment  to loan  agreement  among  Invacare
                         Corporation and certain subsidiaries and NBD, N.A., as agent dated February 27, 1997.

                  10(aq) Loan Agreement dated as of February 27, 1997 among
                         Invacare Corporation and certain  subsidiaries and NBD
                         Bank, as  agent  and  Keybank   National   Association
                         as co-agent.

                  10(ar) First  Amendment to Note  Agreement  among Invacare
                         Corporation and five purchasers of Senior Notes dated March 20, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INVACARE CORPORATION



                                        By: /S/ Thomas R. Miklich
                                        -------------------------
                                        Thomas R. Miklich
                                        Chief Financial Officer

Date:  May 15, 1997