Form 10-Q
period 1997-06-30
INVACARE CORP
filed 1997-08-14
CIK 742112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended June 30, 1997
                      -----------------------------------

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

                                 (216) 329-6000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of August 11, 1997 the company had 28,123,922 Common Shares and 1,441,467 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                    Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  June 30, 1997 and December 31, 1996.........................3

         Condensed Consolidated Statement of Earnings -

                  Three and Six Months Ended June 30, 1997 and 1996...........4

         Condensed Consolidated Statement of Cash Flows -

                  Six Months Ended June 30, 1997 and 1996.....................5

         Notes to Condensed Consolidated Financial

                  Statements - June 30, 1997..................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............7

Part II.  OTHER INFORMATION:

Item 4.  Results of Votes of Security Holders................................12

Item 6.  Exhibits and Reports on Form 8-K....................................12

SIGNATURES...................................................................12

Part I.  FINANCIAL INFORMATION
Item 1.           Financial Statements

                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)
                                                                                        June 30,           December 31,
                                                                                           1997                   1996
ASSETS                                                                                          (In thousands)
------                                                                                 --------------------------------
CURRENT ASSETS
         Cash and cash equivalents                                                     $   6,303              $   4,431
         Marketable securities                                                             2,786                  3,569
         Trade receivables, net                                                          104,910                105,432
         Installment receivables, net                                                     56,015                 51,995
         Inventories                                                                      72,147                 78,934
         Deferred income taxes                                                             7,186                  7,181
         Other current assets                                                              7,655                  7,178
                                                                                       ---------              ---------
                  TOTAL CURRENT ASSETS                                                   257,002                258,720

OTHER ASSETS                                                                              63,256                 49,459
PROPERTY AND EQUIPMENT, NET                                                               83,286                 77,830
GOODWILL, NET                                                                            119,270                123,619
                                                                                       ---------              ---------
                  TOTAL ASSETS                                                          $522,814               $509,628
                                                                                       =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
------------------------------------
         Accounts payable                                                              $  43,916              $  40,723
         Accrued expenses                                                                 44,160                 50,900
         Accrued income taxes                                                              1,582                  1,563
         Current maturities of long-term obligations                                       4,825                  4,582
                                                                                      ----------              ---------
                  TOTAL CURRENT LIABILITIES                                               94,483                 97,768

LONG-TERM OBLIGATIONS                                                                    171,732                173,263

DEFERRED INCOME TAXES                                                                      1,427                      0

SHAREHOLDERS' EQUITY
         Preferred shares                                                                      0                      0
         Common shares                                                                     7,139                  7,103
         Class B common shares                                                               360                    360
         Additional paid-in-capital                                                       72,839                 71,143
         Retained earnings                                                               184,064                167,561
         Adjustment to shareholders' equity                                               (2,007)                  (833)
         Treasury shares                                                                  (7,223)                (6,737)
                                                                                      -----------              ---------
                  TOTAL SHAREHOLDERS' EQUITY                                             255,172                238,597
                                                                                      -----------              ---------

                  TOTAL LIABILITIES
                     AND SHAREHOLDERS' EQUITY                                           $522,814               $509,628
                                                                                      ===========              =========

See notes to condensed consolidated financial statements.

                                                    INVACARE CORPORATION AND SUBSIDIARIES
                                                 Condensed Consolidated Statement of Earnings - (unaudited)

                                                                        Three Months Ended                  Six Months Ended
                                                                              June 30,                          June 30,
                                                                       1997            1996              1997             1996
                                                                                (In thousands, except per share data)
                                                                    ----------------------------------------------------------
Net sales                                                            $164,992        $159,169         $316,516        $293,630

Cost of products sold                                                 113,504         107,814          220,810         200,648
                                                                    --------------------------        ------------------------

    GROSS PROFIT                                                       51,488          51,355           95,706          92,982

Selling, general and administrative expenses                           34,216          34,664           65,909          66,062
                                                                   ---------------------------        ------------------------


    INCOME FROM OPERATIONS                                             17,272          16,691           29,797          26,920

Net interest income (expense)                                            (855)           (793)          (1,550)         (1,085)
                                                                   ---------------------------        -------------------------


    EARNINGS BEFORE INCOME TAXES                                       16,417          15,898           28,247          25,835

Income taxes                                                            6,400           6,200           11,010          10,075
                                                                   ----------------------------      -------------------------

    NET EARNINGS                                                     $ 10,017        $  9,698         $ 17,237        $ 15,760
                                                                   ===========================       =========================


    NET EARNINGS PER SHARE                                           $    .33        $    .32         $    .57        $    .52
                                                                   ===========================        ========================

    DIVIDEND DECLARED PER COMMON SHARE                              $   .0125        $  .0125         $  .0250        $  .0250
                                                                   ===========================        ========================

    WEIGHTED AVERAGE SHARES OUTSTANDING                                30,301          30,327           30,356          30,351
                                                                   ===========================        ========================

See notes to condensed consolidated financial statements.


                                      INVACARE CORPORATION AND SUBSIDIARIES

                          Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                                      Six Months Ended
                                                                                                           June 30,
                                                                                                      1997          1996
                                                                                                      ----          ----
 OPERATING ACTIVITIES                                                                                   (In thousands)
          Net earnings                                                                             $17,237         $15,760
          Adjustments to reconcile net earnings to
               net cash required by operating activities:
               Depreciation and amortization                                                         9,122           9,235
               Provision for losses on receivables                                                   1,503             397
               Provision for deferred income taxes                                                    (416)           (386)
               Provision for other deferred liabilities                                              1,780           1,430
          Changes in operating assets and liabilities:
               Trade receivables                                                                    (1,324)            843
               Inventories                                                                           5,424          (9,798)
               Other current assets                                                                   (689)             82
               Accounts payable                                                                      3,786           5,528
               Accrued expenses                                                                     (6,790)         (7,610)
                                                                                                   --------        --------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                                        29,633          15,481

 INVESTING ACTIVITIES
          Purchases of property and equipment                                                      (14,114)         (9,374)
          Proceeds from sale of property and equipment                                                 259              42
          Installment sales contracts written                                                      (40,000)         (31,384)
          Payments received on installment sales contracts                                          33,430          21,504
          Marketable securities purchased                                                           (3,212)           (660)
          Marketable securities sold                                                                 3,975             175
          Increase in other investments                                                               (523)         (2,441)
             Increase in other long term assets                                                     (4,427)         (2,657)
             Business acquisitions, net of cash acquired                                            (1,938)        (23,830)
          Other                                                                                     (2,183)         (3,263)
                                                                                                   --------        --------
               NET CASH REQUIRED BY INVESTING ACTIVITIES                                           (28,733)        (51,888)

 FINANCING ACTIVITIES
          Proceeds from revolving lines of credit and long-term borrowings                          18,284          53,403
          Principal payments on revolving lines of credit, long-term debt
                and capital lease obligations                                                      (18,055)        (16,672)
             Proceeds from exercise of stock options                                                 1,609           2,081
          Dividends paid                                                                              (734)           (727)
          Purchase of treasury stock                                                                     0          (2,250)
                                                                                                   --------       ---------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                             1,104          35,835
 Effect of exchange rate changes on cash                                                              (132)           (284)
                                                                                                  ---------       ---------
 Increase (decrease) in cash and cash equivalents                                                    1,872            (856)
 Cash and cash equivalents at beginning of period                                                    4,431           4,132
                                                                                                  --------        ---------
 Cash and cash equivalents at end of period                                                       $  6,303        $  3,276
                                                                                                  ========        =========

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

Principles of Consolidation -- In the opinion of the company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. The accompanying financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 1997 and December 31, 1996, and the results of its operations for the three and six months ended June 30, 1997 and 1996 and changes in its cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the period ended June 30, 1997.

Earnings Per Share of Common Stock -- In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." The new standard applies to entities with publicly held common stock and requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. In addition, disclosure of the reconciliation of the numerator and denominator used in the computation of diluted EPS is required. Primary EPS will be simplified and replaced by basic EPS, which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Fully diluted EPS has not been changed significantly and will be renamed diluted EPS. The standard is effective for financial statements issued for periods after December 15, 1997, and requires restatement of all prior EPS data presented. Application of the standard is expected to cause an increase in reported basic EPS over amounts reported as primary EPS, however the company has not yet determined the impact of this standard on the consolidated financial statements.

Statement of Cash Flows -- The company made payments (in thousands) of :

                                                                                Six Months Ended
                                                                                     June 30,
                                                                            1997                    1996
                                                                         -------------------------------
         Interest                                                         $5,349                  $4,532
         Income Taxes                                                     11,823                  13,238


Inventories -- Inventories consist of the following components (in thousands):

                                                                        June 30,            December 31,
                                                                            1997                    1996
                                                                        --------------------------------
         Raw materials                                                  $ 20,392                $ 25,137
         Work in process                                                   9,909                  12,022
         Finished goods                                                   41,846                  41,775
                                                                        ----------              --------
                                                                        $ 72,147                $ 78,934
                                                                        ==========              ========


The inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment -- Property and equipment consist of the following (in thousands):


                                                                        June 30,            December 31,
                                                                            1997                    1996
                                                                       ---------------------------------
         Land, buildings and improvements                              $  34,747               $  35,779
         Machinery and equipment                                         114,593                 104,297
         Furniture and fixtures                                           11,187                  10,693
         Leasehold improvements                                            7,540                   7,330
                                                                       ---------               ---------
                                                                         168,067                 158,099
         Less allowance for depreciation                                 (84,781)                (80,269)
                                                                       ---------               ---------
                                                                       $  83,286               $  77,830
                                                                       =========               =========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended June 30, 1997 increased by 3.7% over the same period a year ago, which was negatively impacted by 1.8% as a result of the strong dollar versus major European currencies. For the first half, sales increased 7.8% with foreign currency having a negative impact of 1.5%. Sales for the three and six months ended June 30, 1997 were also negatively impacted by reduced sales to the Company's largest customer. The reduction in sales to this customer impacted reported sales growth by approximately 4.0% for both the quarter and year to date.

Power, personal care and therapeutic support posted the largest increases principally due to higher unit volumes. The volume increases were offset by the effects of a continuing competitive pricing environment for most of our product lines.


North American Operations

Rehab Products Group. Sales of the Rehab Products Group, which consists of the power wheelchairs, custom manual wheelchairs and seating and positioning business units, increased 14.0%. Growth was primarily a result of volume increases in both the low end and high end power chairs, while base average selling prices were maintained. For the first half, Rehab group sales maintained an average 14.0% increase.

Standard Products Group. Sales of the Standard Products Group, which consists of the manual wheelchairs, patient transport, personal care beds, low air loss therapy, Invacare Health Care Furnishings and retail business units, increased 4.8%, including an impact of 1.5% which resulted from the acquisition of Silcraft, a bathing equipment and patient lift manufacturer. The personal care and low air loss therapy product lines each posted sales increases with personal care sales showing significant volume gains. Sales increases continued to be dampened by a reduction in purchases from a major customer and an ongoing competitive pricing environment which impacted sales dollar growth, especially in the standard wheelchairs and bed product lines. For the first half, Standard Products Group sales increased 11.5% with 6.9% of the increase related to acquisitions.

Respiratory Products Group. Sales of the Respiratory Products Group, which consists of the oxygen concentrator, liquid oxygen, aerosol therapy and associated respiratory products business units, declined approximately 1.0% for the quarter and first six months ended June 30, 1997. The quarter and first half results were impacted by volume decreases, particularly for oxygen concentrators, as a result of lower purchases by a major customer and the uncertainty surrounding proposed governmental budget cuts. The volume decreases were offset by continued growth in aerosol therapy, new product introductions and stronger independent distributor sales.

Subsequent to the quarter end, the Balanced Budget Act of 1997 was passed in August finalizing a 25% cut for oxygen reimbursement effective January 1, 1998 with an additional 5% effective January 1, 1999.

Other. Other, consisting primarily of the company's Canadian, Australian and New Zealand operations, aftermarket parts business and ambulatory infusion pumps had a 17.7% sales increase with acquisitions accounting for 15.8%. The acquisitions included Production Research Co. and Rollerchair. For the first six months sales for this group increased 22.4% with 16.5% coming from acquisitions.

European Operations

European sales were flat with the prior year, excluding the negative impact of 8.3% from foreign currency translation. In the first half, sales for Europe increased 1.3% excluding the negative impact of 7.3% from foreign currency. Acquisitions accounted for .9% of the increase. Sales continue to be negatively impacted by European refurbishment and governmental reimbursement trends, especially in Germany and France.


GROSS PROFIT

Gross profit as a percentage of net sales for the three and six month periods ending June 30, 1997 was 31.2% and 30.2%, respectively, compared to 32.3% and 31.7% for the same periods last year. Margins for North American operations declined only slightly despite an intensifying pricing environment. This was achieved primarily through continued productivity improvements. European gross margins decreased as a result of lower volume, overall price declines and the strong dollar offset to some extent by productivity enhancements, material cost management and other cost containment initiatives.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and six months ending June 30, 1997 was 20.7% and 20.8%, respectively, compared to 21.8% and 22.5% in the same periods a year ago. The overall dollar decrease was $448,000, (1.3%) for the quarter and $153,000, (less than 1%) for the six months, despite acquisitions which contributed 3.0% and 5.2% in spending for the same periods. Aggressive cost reduction activities in all areas of the business contributed to the reduction in selling, general and administrative expenses as a percent to sales.

North American selling, general and administrative costs as a percent to sales declined as cost reduction programs resulted in a slower growth rate of costs to sales for the quarter. European operations' selling, general and administrative expenses, as a percentage of sales also continue to decrease as a result of specific cost containment initiatives that began in 1996.

INTEREST

Interest income in the three and six months ended June 30, 1997 were flat with the same periods a year ago as increased installment loan volumes were offset by a slight decline in the portfolio's effective rate. For the first six months, interest expense increased over the same period a year ago due to higher average outstanding borrowings in the first quarter of 1997.

INCOME TAXES

     The company had an effective tax rate of 39.0% for the three and six months ended June 30, 1997, compared to 39.0% in the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term obligations decreased $2,000,000 to $172,000,000 for the six months ended June 30, 1997, mainly as a result of the impact on foreign currency translation on the amount of debt reported in dollars. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of June 30, 1997, the company had approximately $313,000,000, which includes the recently amended $225,000,000 facility designated to fund the acquisition of Healthdyne Technologies, Inc. (see Acquisition section for further discussion) available under its lines of credit. Pursuant to the most restrictive covenant of its debt arrangements the company could borrow an additional $381,000,000.

In May, 1997, the company fixed the interest rate on $15,000,000 of its U.S. dollar borrowings through two interest rate swap agreements. Each agreement is for $7,500,000 U.S. dollars. The effect of the swaps is to exchange a short-term floating interest rate for a fixed rate of 6.1800% and 6.2850% respectively. The first swap agreement has a two year term of expiration and is extendible at the counterparty's option for an additional two years. The second swap agreement has a three year term of expiration.

The company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined. The company is in compliance with all of the conditions.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of June 30, 1997. The company estimates that capital investments for 1997 will approximate $35-$40 million. The increase in spending is due principally to the construction of a new corporate headquarters building and the continuing implementation of a worldwide facilities plan. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

ACQUISITIONS

In January, 1997 the company commenced a cash tender offer for all of the outstanding shares of common stock of Healthdyne Technologies, Inc. The company's most recent offer expired August 1, 1997. Prior to the expiration of the offer, the company held approximately 4.8% of Healthdyne's outstanding stock. The company has subsequently sold all but 1,000 shares of the common stock of Healthdyne Technologies. The gain on the sale of the Healthdyne shares will be offset by the costs associated with the Healthdyne tender offer initiative and is not expected to have a material impact on reported results for the third quarter of 1997.

In May, 1997 the company acquired for cash the stock of Silcraft Corporation, a manufacturer of bathing equipment and patient lifts. Silcraft will become part of the company's patient transport business unit in its standard products group.

CASH FLOWS

Cash flows provided by operating activities were $29.6 million for the first half of 1997 compared to $15.5 million in 1996. The primary sources of improved 1997 cash flows provided by operating activities were increased net income and decreased inventory levels as a result of continued focus on inventory management.

Cash flows required for investing activities decreased by $23.2 million for the first half of 1997 when compared to 1996 mainly as a result of reduced acquisition activity during the first half of 1997 and increased payments received on installment sales contracts.

Cash flows provided by financing activities decreased to $1.1 million for the first half of 1997 as compared to the $35.8 million required in 1996. The decrease in cash provided by financing activities was primarily a result of a reduction in net proceeds from long-term borrowings which were used to fund acquisitions in the prior year.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On May 15, 1997, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of July 1, 1997, to be paid on July 15, 1997. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

Item 4.  Results of Votes of Security Holders

On May 21, 1997, the company held its 1997 Annual Meeting of Shareholders to act on a proposal to elect a class of Directors.

Whitney Evans, E.P. Nalley and William M. Weber were re-elected for a three year term of office expiring in 2000, with 38,293,964, 38,294,580 and 38,303,568 affirmative votes,respectively, (90 percent of the total voting power). The candidates had 68,266, 67,650 and 58,661 votes withheld, respectively, (.1 percent of the total voting power).


Item 6.  Exhibits and Reports on Form 8-K

         A        Exhibits:
                  Official Exhibit No.
                  27       Financial Data Schedule

                  10(as) First Amendment to the loan agreement among Invacare Corporation and certain subsidiaries and NBD Bank, as agent and Keybank National Association as co-agent dated June 27, 1997.

         B        Reports on Form 8-K:   None



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

Date:  August 14, 1997