Form 10-Q
period 1997-09-30
INVACARE CORP
filed 1997-11-14
CIK 742112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended              September 30, 1997
                      ----------------------------------------

                         Commission File Number 0-12938
                         ------------------------------

                              Invacare Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)

       Ohio                                               95-2680965
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No)
incorporation or organization)

               One Invacare Way, P.O. Box 4028, Elyria, Ohio 44036
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (216) 329-6000
                                 --------------
              (Registrant's telephone number, including area code)

             899 Cleveland Street, P.O. Box 4028, Elyria, Ohio 44036
             -------------------------------------------------------
      (Former name, former address and former fiscal year, if change since last report)

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

As of November 12, 1997 the company had 28,242,472 Common Shares and 1,437,467 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                        Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  September 30, 1997 and December 31, 1996....................3

         Condensed Consolidated Statement of Earnings -

                  Three and Nine Months Ended September 30, 1997 and 1996.....4

         Condensed Consolidated Statement of Cash Flows -

                  Nine Months Ended September 30, 1997 and 1996...............5

         Notes to Condensed Consolidated Financial

                  Statements - September 30, 1997.............................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............7

Part II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K....................................12

SIGNATURES...................................................................12

Part I.  FINANCIAL INFORMATION
Item 1.           Financial Statements

                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)
                                                                                   September 30,           December 31,
                                                                                            1997                   1996
                                                                                   -------------           ------------
ASSETS                                                                                          (In thousands)
CURRENT ASSETS
         Cash and cash equivalents                                                     $   5,427              $   4,431
         Marketable securities                                                             3,141                  3,569
         Trade receivables, net                                                          108,384                105,432
         Installment receivables, net                                                     51,004                 51,995
         Inventories                                                                      66,642                 78,934
         Deferred income taxes                                                            21,873                  7,181
         Other current assets                                                              6,625                  7,178
                                                                                        --------                -------
                  TOTAL CURRENT ASSETS                                                   263,096                258,720

OTHER ASSETS                                                                              51,776                 49,459
PROPERTY AND EQUIPMENT, NET                                                               78,115                 77,830
GOODWILL, NET                                                                            110,698                123,619
                                                                                        --------               --------
                  TOTAL ASSETS                                                          $503,685               $509,628
                                                                                        ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                                              $  45,726              $  40,723
         Accrued expenses                                                                 72,644                 50,900
         Accrued income taxes                                                              2,457                  1,563
         Current maturities of long-term obligations                                       4,667                  4,582
                                                                                         -------                 ------
                  TOTAL CURRENT LIABILITIES                                              125,494                 97,768

LONG-TERM OBLIGATIONS                                                                    163,900                173,263

DEFERRED INCOME TAXES                                                                     (7,528)                     0

SHAREHOLDERS' EQUITY
         Preferred shares                                                                      0                      0
         Common shares                                                                     7,154                  7,103
         Class B common shares                                                               359                    360
         Additional paid-in-capital                                                       73,823                 71,143
         Retained earnings                                                               155,448                167,561
         Adjustment to shareholders' equity                                               (7,742)                 (833)
         Treasury shares                                                                  (7,223)               (6,737)
                                                                                         -------                -------
                  TOTAL SHAREHOLDERS' EQUITY                                             221,819                238,597
                                                                                        --------                -------

                  TOTAL LIABILITIES
                     AND SHAREHOLDERS' EQUITY                                           $503,685               $509,628
                                                                                        ========               ========

See notes to condensed consolidated financial statements.

                                       4

                                                    INVACARE CORPORATION AND SUBSIDIARIES
                                         Condensed Consolidated Statement of Earnings - (unaudited)

                                                                   Three Months Ended                 Nine Months Ended
                                                                       September 30,                      September 30,
                                                                     1997         1996            1997             1996
                                                                            (In thousands, except per share data)
                                                                   -----------------------------------------------------
Net sales                                                          $166,144      $158,146       $482,660        $451,776

Cost of products sold                                               113,685       104,942        334,495         305,590
                                                                   ----------------------        -----------------------

    GROSS PROFIT                                                     52,459        53,204        148,165         146,186

Selling, general and administrative expenses                         34,234        35,181        100,143         101,243
Non-recurring unusual charge                                         61,100                       61,100               -
                                                                   -----------------------       -----------------------


    INCOME FROM OPERATIONS                                          (42,875)        18,023       (13,078)         44,943

Net interest income (expense)                                          (763)         (577)        (2,313)        (1,662)
                                                                   -----------------------       -----------------------



    EARNINGS BEFORE INCOME TAXES                                    (43,638)       17,446        (15,391)         43,281

Income taxes                                                        (15,390)        6,800         (4,380)         16,875
                                                                   -----------------------       -----------------------

    NET EARNINGS                                                   $(28,248)     $ 10,646       $(11,011)       $ 26,406
                                                                   =======================       =======================


    NET EARNINGS PER SHARE                                         $   (.93)     $    .35       $   (.36)       $    .87
                                                                   =======================       =======================

     DIVIDEND DECLARED PER COMMON SHARE                            $   .0125     $   .0125      $  .0375        $  .0375
                                                                   =======================       =======================

     WEIGHTED AVERAGE SHARES OUTSTANDING                             30,362        30,453         30,355          30,387
                                                                   =================== ==        =======================

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                                   Nine Months Ended
                                                                                                       September 30,
                                                                                                    1997          1996
                                                                                                    ----          ----
 OPERATING ACTIVITIES                                                                                  (In thousands)
          Net earnings                                                                            $(11,011)        $26,406
          Adjustments to reconcile net earnings to
               net cash required by operating activities:
               Non-recurring unusual charge                                                         38,900               0
               Depreciation and amortization                                                        13,813          13,220
               Provision for losses on receivables                                                   2,018           1,507
               Provision for deferred income taxes                                                    (170)           (341)
               Provision for other deferred liabilities                                              2,242           1,954
          Changes in operating assets and liabilities:
               Trade receivables                                                                   (10,249)            980
               Inventories                                                                           4,582         (16,607)
               Other current assets                                                                   (390)          1,535
               Accounts payable                                                                      6,367           4,884
               Accrued expenses                                                                     (5,311)         (6,517)
                                                                                                  ---------        --------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                                        40,791          27,021

 INVESTING ACTIVITIES
          Purchases of property and equipment                                                      (26,698)        (15,689)
          Proceeds from sale of property and equipment                                                 331             102
          Installment sales contracts written                                                      (54,299)        (46,062)
          Payments received on installment sales contracts                                          48,563          34,779
          Marketable securities purchased                                                           (3,529)         (1,153)
          Marketable securities sold                                                                 3,990             175
          Increase in other investments                                                              4,636          (3,734)
             Increase in other long term assets                                                     (6,684)         (2,616)
             Business acquisitions, net of cash acquired                                            (1,938)        (24,860)
          Other                                                                                       (415)         (1,472)
                                                                                                  ---------        --------
               NET CASH REQUIRED BY INVESTING ACTIVITIES                                           (36,043)        (60,530)

 FINANCING ACTIVITIES
          Proceeds from revolving lines of credit and long-term borrowings                          37,855          73,175
          Principal payments on revolving lines of credit, long-term debt
                and capital lease obligations                                                      (42,877)        (38,717)
             Proceeds from exercise of stock options                                                 2,607           3,522
          Dividends paid                                                                            (1,102)         (1,093)
          Purchase of treasury stock                                                                     0          (2,250)
                                                                                                  ---------        --------

                       NET CASH (REQUIRED)/PROVIDED BY FINANCING ACTIVITIES
                                                                                                    (3,517)         34,637
 Effect of exchange rate changes on cash                                                              (235)           (209)
                                                                                                 ----------        --------
 Increase (decrease) in cash and cash equivalents                                                      996             919
 Cash and cash equivalents at beginning of period                                                    4,431           4,132
                                                                                                 ----------         -------
 Cash and cash equivalents at end of period                                                       $  5,427        $  5,051
                                                                                                 ==========        =======

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

Principles of Consolidation -- In the opinion of the company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. The accompanying financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 1997 and December 31, 1996, and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and changes in its cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the period ended September 30, 1997.

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

Statement of Cash Flows -- The company made payments (in thousands) of

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                            1997                    1996
                                                                          ------------------------------
         Interest                                                         $8,559                  $7,462
         Income Taxes                                                     17,522                  21,330

Inventories -- Inventories consist of the following components (in thousands):


                                                                   September 30,            December 31,
                                                                            1997                    1996
                                                                   --------------------------------------
         Raw materials                                              $ 20,044                    $ 25,137
         Work in process                                              10,346                      12,022
         Finished goods                                               36,252                      41,775
                                                                   -------------------------------------
                                                                       $ 66,642                 $ 78,934
                                                                   =====================================


The inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment -- Property and equipment consist of the following (in thousands):


                                                                   September 30,            December 31,
                                                                            1997                    1996
                                                                   -------------------------------------
         Land, buildings and improvements                              $  33,655               $  35,779
         Machinery and equipment                                         105,435                 104,297
         Furniture and fixtures                                            9,936                  10,693
         Leasehold improvements                                       6,883                        7,330
                                                                   -------------------------------------
                                                                         155,909                 158,099
         Less allowance for depreciation                                 (77,794)                (80,269)
                                                                   -------------------------------------
                                                                     $   78,115               $   77,830
                                                                   =====================================

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the three and nine months ended September 30, 1997 increased by 5.1% and 6.8%, respectively, over the same period a year ago. For the quarter, acquisitions accounted for 1.0% of the increase while currency translation negatively impacted sales by 2.9%. Year to date, acquisitions contributed 3.2% with foreign currency having a 2.0% negative impact. Sales for the three and nine months ended September 30, 1997 were also negatively impacted by reduced sales to the Company's largest customer. The reduction in sales to this customer impacted reported sales growth by approximately 4.0% for both the quarter and year to date.

Power and personal care posted the largest increases for the quarter and year to date. Sales increased principally due to higher unit volumes. The volume increases were offset by the effects of a continuing competitive pricing environment primarily in the Respiratory Product Group.

North American Operations

Rehab Products Group. Sales of the Rehab Products Group, which consists of the power wheelchairs, custom manual wheelchairs and seating and positioning business units, increased 18.9% for the quarter. The increase was primarily a result of continued strong volume growth in low end power chairs and scooter products, offset by competitive pricing in the low end product lines. Year to date, Rehab group sales increased 16.0%.

Standard Products Group. Sales of the Standard Products Group, which consists of the manual wheelchairs, patient transport, personal care, beds, low air loss therapy, Invacare Health Care Furnishings and retail business units, increased 7.4%, including an impact of 2.4% which resulted from the acquisition of Silcraft, a bathing equipment and patient lift manufacturer. The manual wheelchairs, patient transport, personal care, beds and low air loss therapy product lines each posted sales increases, with personal care sales showing significant volume gains. Year to date, Standard Products Group sales increased 10%.

Respiratory Products Group. Sales of the Respiratory Products Group, which consists of the oxygen concentrator, liquid oxygen, aerosol therapy and associated respiratory products business units, increased 7.4% for the quarter and were up 1% for the nine months ended September 30, 1997. The quarter growth was a result of volume increases in oxygen concentrator and aerosol therapy offset by continued pricing pressure across the majority of the respiratory product lines.

In August of the third quarter, the Balanced Budget Act of 1997 was passed finalizing a 25% cut for oxygen reimbursement effective January 1, 1998 with an additional 5% effective January 1, 1999. The uncertainty which preceded this announcement adversely impacted sales for the quarter and year to date.

Other. Other, consisting primarily of the company's Canadian, Australian and New Zealand operations, aftermarket parts business and ambulatory infusion pumps had a 2.2% sales increase. Canada continues to show solid growth as a result of strong power, standard wheelchairs and respiratory product sales. For the first nine months sales for this group increased 14.8% with 10.3% coming from acquisitions.

European Operations

European sales increased 2.6%, excluding the negative impact of 11.5% from foreign currency translation. In the first nine months, sales for Europe increased 1.8% excluding the negative impact of 8.9% from foreign currency. Sales continue to be negatively impacted by market pressures from reduced government spending, especially in Germany.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine month periods ending September 30, 1997 was 31.6% and 30.7%, respectively, compared to 33.6% and 32.4% for the same periods last year. Margins for North American operations declined primarily as a result of increased freight costs and continued pricing pressure. European gross margins decreased as a result of overall price declines, mix changes in products sold and the continued effects of a strong U.S.dollar.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and nine months ending September 30, 1997 was 20.6% and 20.7%, respectively, compared to 22.2% and 22.4% in the same periods a year ago. The overall dollar decrease was $947,000, (2.7%) for the quarter and $1,100,000, (1.1%) for the nine months, despite acquisitions which contributed 1.5% and 3.9% in spending for the same periods. Continued strategic cost reduction activities across all areas of the business contributed to the reduction in selling, general and administrative expenses.

North American selling, general and administrative costs as a percent to sales grew at a slower rate than sales for the quarter and year to date. European operations' selling, general and administrative expenses, as a percentage of sales also decrease as continued focus on cost reduction efforts along with the effects of foreign currency translation took effect.

NON-RECURRING UNUSUAL CHARGE

In the third quarter the company reported a non-recurring and unusual charge for the acceleration of certain strategic initiatives and other items. The charge was $61,100,000 ($38,900,000 after tax) and included $34,600,000 for the acceleration of global manufacturing facility consolidations and the elimination of certain non-strategic product lines, $9,500,000 for certain accelerated global systems' initiatives including year 2000 compliance, $6,000,000 for an increase in the company's bad debt reserve to more conservatively provide for the increased provider credit risk caused by recently enacted Medicare reimbursement cuts and $11,000,000 for asset write-downs and an increase in reserves for litigation.

INTEREST

Interest income in the three and nine months ended September 30, 1997 was consistent with the same periods a year ago as increased volume in installment loans were offset by an overall decline in the portfolio's effective rate. For the quarter, interest expense remained flat with the same period a year ago. Interest expense in the first nine months increased due to higher average outstanding borrowings in the first quarter of 1997 compared to the same period a year ago.

INCOME TAXES

The company had an effective tax rate benefit for the three and nine month periods ended September 30, 1997, of (35.3%) and (28.5%) respectively, compared to a 39.0% effective tax rate charge during the same periods a year ago. The 1997 reduced benefit is principally due to the write-off certain non-deductible items, including goodwill, as part of the non-recurring and unusual charge taken during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term obligations decreased $9,000,000 to $164,000,000 for the nine months ended September 30, 1997. Long term debt declined as a result of strong operating cash flow and the impact of foreign currency translation on the amount of debt reported in dollars. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of September 30, 1997, the company had approximately $310,000,000 available under its lines of credit. Pursuant to the most restrictive covenant of its debt arrangements the company could borrow an additional $401,000,000.

During the three month period ended September 30, 1997, the company entered into two interest rate swap agreements effectively exchanging a short-term floating interest rate for a fixed rate. In July, 1997, the company fixed the interest rate on FRF 50,000,000 of its French franc borrowings at 4.1400%. In September, 1997, the company fixed the interest rate on NZD 7,500,000 of its New Zealand dollar borrowings at 7.3000%. The swap agreements have a three and five year term of expiration, respectively.

The company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined. The company is in compliance with all of the conditions.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of September 30, 1997. The company estimates that capital investments for 1997 will approximate $35-$40 million. The increase in spending is due principally to the construction of a new corporate headquarters building and the continuing implementation of a worldwide facilities plan. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

ACQUISITIONS

In October, 1997 the company acquired for cash the stock of Allied Medical Supply Corporation, a distributor of soft goods and disposable products. The acquisition marks Invacare's entry into the medical supplies business and further strengthens its industry-leading "one stop shopping" strategy. Allied Medical Supply will become part of the company's standard products group.

In January, 1997 the company commenced a cash tender offer for all of the outstanding shares of common stock of Healthdyne Technologies, Inc. The company's most recent offer expired August 1, 1997. Prior to the expiration of the offer, the company held approximately 4.8% of Healthdyne's outstanding stock. The company has subsequently sold all but 1,000 shares of the common stock of Healthdyne Technologies. The gain on the sale of the Healthdyne shares was offset by the costs associated with the Healthdyne tender offer initiative and did not have a material impact on reported results for the third quarter of 1997.

CASH FLOWS

Cash  flows  provided  by  operating  activities  were $40.8  million  for  the first nine months of 1997 compared to $27 million in 1996. The improved 1997 cash flows provided by operating activities resulted from improved income from operations,exclusive of the non-recurring unusual charge,and decreased inventory levels, as continued focus on inventory management initiatives have proven effective. The improve cash flow was offset to some extent by an increase in trade receivables. As of September 30, 1997, there has been no charges against the non-recurring unusual charge taken during the third quarter.

Cash flows required for investing activities decreased by $24.5 million for the first nine months of 1997 when compared to 1996 mainly as a result of reduced acquisition activity in 1997 and decreased net installment receivables. The decrease was offset by an increase in investment of capital.

Cash flows required by financing activities were $3.5 million for the first nine months of 1997 as compared to the $34.6 million provided in 1996. The decrease in cash provided by financing activities was primarily a result of a reduction in net proceeds from long-term borrowings which were used to fund acquisitions in the prior year.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On August 15, 1997, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of October 1, 1997, to be paid on October 15, 1997. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

FORWARD-LOOKING STATEMENTS

The statements contained in this form 10-Q constitute forward-looking statements based on current expectations which are covered under the "safe harbor" provision within the Private Securities Litigation Reform Act of 1995. Actual results and events, including the acceleration of certain strategic initiatives for which a non-recurring charge has been reported, may differ from those anticipated as a result of risks and uncertainties which include, but are not limited to, pricing pressures as a result of the impact of the consolidations of health care customers and competitors, the availability of strategic acquisition candidates and Invacare's ability to effectively integrate acquired companies, and the overall economic, market and industry conditions, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission.

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

                                                       INVACARE CORPORATION


                                                       By: /S/ Thomas R.Miklich
                                                       ------------------------
                                                       Chief Financial Officer

Date:  November 14, 1997