Form 10-K
period 1997-12-31
INVACARE CORP
filed 1998-03-31
CIK 742112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1997
                  -------------------------------------------


                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________ to ________________

                         Commission file number 0-12938


                              INVACARE CORPORATION
                              --------------------
             (Exact name of Registrant as specified in its charter)

    Ohio                                                         95-2680965
-------------------                                         ------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                                     Number)

            One Invacare Way, P. O. Box 4028, Elyria, Ohio 44036
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:            (216) 329-6000
                                                            ----------------
Securities registered pursuant to Section 12(b) of the Act:      None
                                                            ---------------
Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, without par value
                        --------------------------------
                                (Title of Class)

         Rights to purchase Common Shares of Invacare, without par value
         ---------------------------------------------------------------
                                (Title of Class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes X No

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 27, 1998, 28,746,162 Common Shares and 1,433,107 Class B Common Shares were outstanding. At that date, the aggregate market value of the 25,587,028 Common Shares of the Registrant held by non-affiliates was $586,966,422 and the aggregate market value of the 91,187 Class B Common Shares of the Registrant held by non-affiliates was $2,091,830. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the NASDAQ National Market System on February 27, 1998, which was $22.94. For purposes of this information, the 3,159,134 Common Shares and 1,341,920 Class B Common Shares which were held by Executive Officers and Directors were deemed to be the Common Shares and Class B Common Shares held by affiliates.



                       Documents Incorporated By Reference
                       -----------------------------------



Part of Form 10-K                       Document Incorporated By Reference
------------------                      ----------------------------------

Part III (Items 10, 11,                      Portions of the Registrant's
 12 and 13)                                  definitive Proxy Statement to
                                             be used in connection with
                                             its 1998 Annual Meeting of
                                             Shareholders.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 1997.

                                     PART I
Item 1.  Business.

(a) General Development of Business.


Invacare is the leading home medical equipment (HME) manufacturer in the world based upon its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care, retail and extended care markets. Invacare continuously revises and expands its product lines to meet changing market demands and currently offers over two dozen product lines. The company's products are sold principally to over 10,000 home health care and medical equipment provider locations in the U.S., Australia, Canada, Europe and New Zealand, with the remainder of its sales being primarily to government agencies and distributors. Invacare's products are sold through its world-wide distribution network by its sales force, telemarketing employees and various organizations of independent manufacturer's representatives. The company also uses its extensive dealer network to distribute medical equipment and related supplies manufactured by others.


Invacare is committed to design, manufacture and distribute the best value in mobility products and medical equipment for people with disabilities and those requiring home health care. Invacare will achieve this vision by:


           * designing and developing innovative and technologically superior products; * ensuring continued focus on our primary market - the home health care market; * marketing our broad range of products under the "One Stop Shoppingsm" strategy * providing the industry's most professional and cost-effective sales, customer service and distribution organization;

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


When the company was acquired in December 1979 by a group of investors, including certain members of management and the Board of Directors, it had $19.5 million in net sales and a limited product line of standard wheelchairs and patient aids. In 1997, Invacare reached $653 million in net sales, representing a 21.5% compound average sales growth rate since 1979, and currently is one of the only companies in the industry which manufactures, distributes and markets products in each of the following major home medical equipment categories: power and manual wheelchairs, patient aids, home care beds, home respiratory products, low air loss therapy products, seating and positioning products and bathing equipment.


The company's executive offices are located at One Invacare Way, Elyria, Ohio and its telephone number is (216) 329-6000. In this report, "Invacare" and the "company" refer to Invacare Corporation and, unless the context otherwise indicates, its consolidated subsidiaries.

(b) Financial Information About Industry Segments.

The company operates predominantly in the home medical equipment industry segment. For information relating to net sales, operating income, identifiable assets and other information for this industry segment, see the Consolidated Financial Statements of the company.

(c) Narrative Description of Business.

THE HOME MEDICAL EQUIPMENT INDUSTRY

North America
The home medical equipment market includes home health care products, physical rehabilitation products and other non-disposable products used for the recovery and long-term care of patients. The company believes that sales of domestic home medical equipment products will continue to grow during the next decade as a result of several factors, including:


     Growth in population over age 65. The over 65 age group represents the vast majority of home health care patients and continues to grow. A significant percentage of people using home and community-based health care services are 65 years of age and older and it is estimated that this segment of the population will double during the next ten years. It also has been widely reported that by the year 2000, one American will turn 50 every nine seconds.

     Treatment trends. Many medical professionals and patients prefer home health care over institutional care because they believe that it results in greater patient independence, increased patient responsibility and improved responsiveness to treatment as familiar surroundings are believed to be conducive to improved patient outcomes. Health care professionals, public payors and private payors agree that home care is a cost effective, clinically appropriate alternative to facility-based care. Recent surveys show that approximately 70% of adults would rather recover from accident or illness in their home, while approximately 90% of the older population showed preference for home based long-term care.


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


     Healthcare cost containment trends. In 1996, it was estimated that spending on health care in the U.S. surpassed $1 trillion dollars, which is approximately 14.0% of Gross Domestic Product (GDP). Spending on health care was estimated to reach 15.9% and 17.9% of GDP in the years 2000 and 2005, respectively. The rising cost of health care has caused many payors of health care expenses to look for ways to contain costs. Home health care has gained wide-spread acceptance among health care providers and public policy makers as a cost effective, clinically appropriate and patient preferred alternative to facility-based care for a variety of acute and long-term illnesses and disabilities. Thus, the company believes that home health care and home medical equipment will play a significant role in reducing health care costs.


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

Europe

The company believes that, while many of the market factors influencing demand in the U.S. are also present in Europe - aging of the population, technological trends and society's acceptance of people with disabilities - each of the major national markets within Europe has distinctive characteristics. The European health care industry is more heavily socialized and is, therefore, more influenced by government regulation and fiscal policy. Variations in product specifications, regulatory approvals, distribution requirements and reimbursement policies require the company to tailor its approach to each market. Management believes that as the European markets become more homogeneous and the company continues to refine its distribution channels, the company can more effectively penetrate these markets.

OPERATING UNITS

North America
North American operations, which includes Australia and New Zealand operations, are aligned into three primary operating groups, which manufacture and market products in all of the major home medical equipment categories. In Australia, the company manufactures and markets custom power wheelchairs for Australasia. In Canada, the company principally sells Invacare products manufactured in the U.S. In New Zealand, the company principally produces components used in other Invacare products, as well as manufactures and distributes products for the New Zealand market. The company also sells standard wheelchairs and seating and positioning products manufactured in Canada and certain patient aids manufactured in Europe.


     REHAB PRODUCTS GROUP


     Power wheelchairs. Invacare manufactures a complete line of power wheelchairs for individuals who require independent powered mobility. The range includes products that can be significantly customized to meet an individual's specific needs, as well as products that are inherently versatile to meet a broad range of individual requirements. Invacare's power wheelchair lines are marketed under the "Action" trademarked brand name and include, among others, the Storm SeriesTM, a technologically advanced series of power wheelchairs. Action Virtual ServiceSM technology was introduced in 1996 on the Power MK IV series controllers. This innovative technology allows technicians to access power chair controllers via modem so that in-depth diagnostics and performance adjustments can be done from any location where a phone line is available.


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


     Scooters. Invacare manufactures three- and four-wheeled motorized scooters, including rear wheel drive models for both outdoor and indoor use and markets them under the Action brand name. This product line includes the Action Cat(TM) and Action Flyer(TM) products.

     Seating and positioning products. Invacare manufactures seat cushions, back positioners and a variety of attachments used for comfort, support, pressure relief and posture control and markets them under the PinDot(R) brand. Seating products marketed under the Action brand, include the Tarsys(TM) product of electronic and mechanical tilting and reclining devices for use on power wheelchairs.


     STANDARD PRODUCTS GROUP


     Manual wheelchairs. Invacare's manual wheelchairs are sold for use in the home, institutional setting or public places (e.g. airports, malls, etc.) by people who are chronically or temporarily disabled but do not require or qualify under medical reimbursement programs for customization in terms of size, basic performance characteristics, or frame modification. Examples of Invacare's standard wheelchair lines, which are marketed under the Invacare(R) brand name, include the 9000 and TracerTM product lines. Both standard and prescription manual wheelchairs are designed to accommodate the diverse capabilities of the individual.

     Self care. Invacare manufactures and/or distributes a full line of patient aids, including ambulatory aids such as crutches, canes, walkers and wheeled walkers; bath safety aids such as tub transfer benches, shower chairs and grab bars; and patient care products such as commodes, lift-out chairs and foam products.


     Home care beds. Invacare manufactures and distributes a wide variety of manual, semi-electric and fully-electric beds for home use under the Invacare(R) brand name. Home care bed accessories include bed side rails, mattresses, overbed tables, trapeze bars and traction equipment.

     Low air loss therapy products. Invacare manufactures and markets a complete line of mattress overlays and replacement products, under the Invacare(R) brand name, which use air flotation to redistribute weight and move moisture away from patients who are immobile and spend a great deal of time in bed.

     Patient transport. Invacare manufactures and markets products for use in the home and institutional settings, including patient lifts and slings, multi-position recliners and bathing equipment.


     Distributed products. Invacare distributes a line of personal medical care products manufactured by others, including bedding and ostomy, incontinence, diabetic and wound care supplies. Effective January 28, 1998, Suburban Ostomy Supply Co., Inc., a direct marketing wholesaler of ostomy, incontinence, diabetic and wound care products to the home health care market, was merged with a wholly owned subsidiary of the company.

     Extended care bed and furniture products. Invacare, operating as Invacare Continuing Care Group (ICCG), manufactures and distributes beds, furnishings, bathing equipment and patient lifts for facility based care focusing on the extended and acute care markets.



     RESPIRATORY  PRODUCTS GROUP

     Home respiratory products. Invacare manufactures and/or distributes home respiratory products including oxygen concentrators, liquid oxygen systems, nebulizer compressors, aspirators, portable compressed oxygen systems and respiratory disposables. Invacare's home respiratory products are marketed predominately under the Invacare(R) brand name.


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

The company manufactures and/or assembles both manual and power wheelchair products at six of its European facilities - Bencraft Ltd. and Invacare (UK) Ltd. in the U.K., Poirier Groupe Invacare S.A. in France, Invacare Deutschland GmbH in Germany, Fabriorto Lda in Portugal and Kuschall Design AG, in Switzerland. Motorized scooters are manufactured in Germany. Self care products and patient lifts and slings are manufactured in the United Kingdom and France. Oxygen products are imported from Invacare's U.S operations.

WARRANTY

Generally, the company's products are covered by warranties against defects in material and workmanship for periods up to five years from the date of sale to the customer. Certain components carry a lifetime warranty. A non-renewable warranty also is offered on various products for a maximum period of five years.


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

North America

The home medical equipment market is highly competitive, and Invacare's products face significant competition from other well-established manufacturers. The company believes that its success in increasing market share is dependent on providing value to the customer based on the quality, performance and price of the company's products, the range of products offered, the technical expertise of the sales force, the effectiveness of the company's distribution system, the strength of the dealer and distributor network and the availability of prompt and reliable service for its products. The company believes that its "One Stop Shoppingsm" approach provides the competitive advantage necessary for continuing profitability and market share growth. Various manufacturers have from time to time instituted price-cutting programs in an effort to gain market share. There can be no assurance that other HME manufacturers will not attempt to implement such aggressive pricing in the future.


Europe
As a result of the differences encountered in the European marketplace, competition generally varies from one country to another. The company typically encounters one or two strong competitors in each country, some of them becoming regional leaders in specific product lines.

MARKETING AND DISTRIBUTION

North America
Sales and Marketing. Invacare's products are marketed in the United States primarily to HME providers that in turn sell or rent these products directly to the end user or to health care institutions, including hospital and post acute care facilities. Although the company's primary customer in the past has been the HME provider, the company also markets its home health products using a "pull-through" marketing method to medical professionals, including physical and occupational therapists, who refer their patients to HME providers to obtain specific types of home medical equipment.

As a result of the superior service provided by the company's "One Stop Shoppingsm" program, the company has been able to increase its large national account business as well as business with small-to-medium size providers. "One Stop Shoppingsm" offers the HME provider the broadest range of products and services at the total lowest cost. The products of "One Stop Shoppingsm" include a full HME product line, including HME retail merchandising; a dedicated territory business manager with specialist support; account services; InvatelTM Electronic Data Interchange (EDI) Systems; Invacare Credit Corporation; distribution; and technical training. In some cases, Invacare sells directly to government agencies such as the Department of Veterans Affairs (V.A.) or the Department of Defense.

The company continues to make improvements to existing sales and marketing programs to generate greater consumer awareness of Invacare and its products, as witnessed by enhancements made to its consumer marketing program in 1997 through its sponsorship of a variety of wheelchair activities and support of various charitable causes which benefit users of its products. Invacare continued as a National Corporate Sponsor of the National Easter Seal Society, one of the most recognizable charities in the United States that annually meets the needs of over 40 million children and adults who have various types of disabilities.


In 1997, the company continued the implementation of its brand strategy in order to effectively communicate to home health care providers and consumers the wide variety of products which Invacare manufactures. The Invacare(R) brand is the company's primary brand for home health care and respiratory equipment, or "stock" products, and is the preferred brand of HME professional providers. The Action brand is the primary brand for high-tech mobility and sports equipment, or "custom" products preferred by health care professionals and consumers. The PinDot(R) brand represents the company's various seating and positioning products preferred by providers and health care professionals. Launched in 1996, the AuroraTM brand was developed to serve the newly emerging mass-retail channels of distribution for home medical equipment which is considered to be "off-the-shelf" as it does not require the expertise of a medical professional in the purchasing process.

Invacare's domestic sales and marketing organization consists primarily of a home care sales force which markets and sells Invacare(R), Pindot(R) and Action branded products to the HME providers. A combination of direct sales and manufacturers representatives market and sell the Invacare brand through the company's Invacare Continuing Care Group (ICCG) to the extended care market; and a separate manufacturer's representatives' sales force markets and sells the Aurora(TM) brand to the mass retail channels of distribution, including home centers, mass merchants and chain drug stores. Each member of Invacare's home care sales force functions as a Territory Business Manager (TBM) and handles all product and service needs for an account, saving the customer valuable time. The TBM also provides training and servicing information to providers, as well as product catalogs, point-of-sale display materials and advertising and merchandising aids. In Canada products are sold through a direct sales force and distributed through regional distribution centers in British Columbia, Ontario and Quebec and health care dealers throughout Canada.


The North American sales and marketing group receives additional support in order to provide focus on clinical applications for Invacare(R), PinDot(R), and Action brand products. Eleven physical and occupational therapists provide valuable services to medical professionals in the facility-based rehab setting. These specialists assist peer professionals with in-service education on relevant topics of seating and positioning; provide a broad spectrum of product education on the products' clinical applications; assist in clinical evaluations for mobility; provide assistance on documentation for reimbursement entities; offer continuing education programs; and furnish selected products for patient evaluation purposes.

In 1997, Invacare continued refining its strategic advertising campaign in home health care magazines and trade publications which complements the company's brand strategy. The company also contributed extensively to editorial coverage in trade publications on articles concerning products it manufactures, and its representatives attended trade shows and similar conventions to display its products to providers, medical professionals and consumers.

The company's top ten customers and buying groups accounted for approximately 30% of 1997 net sales. The loss of business of one or more of these customers or buying groups may have a significant impact on the company although no single customer accounted for more than 5% of the company's 1997 net sales. Dealers that are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

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

Invacare has made a significant investment in assisting dealers in minimizing inventory requirements. For stock items, dealers can either pick up orders at the nearest distribution center or receive freight-free delivery (with minimum order levels) generally within 24 hours of the company's receipt of an order for any standard or stock product. This distribution system permits dealers to minimize their inventory levels. As an additional service, Invacare manufactures accessories, such as upholstery and arm rests for wheelchairs, that are interchangeable with products of other manufacturers, thereby allowing dealers to stock only one line of accessories.


The company also maintains a network of ten regional repair centers where Invacare products can be repaired promptly by factory technicians. Invacare also has a network of 15 independent dealers that can provide factory authorized service. Factory training is provided throughout the United States This service network, when combined with the company's distribution centers, enables dealers to minimize spare parts inventory.


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

The company devotes significant time and resources in training dealers, rehabilitation therapists and others in the sale, use, maintenance and repair of its products. Expenditures for training are expected to increase as the company's product lines continue to expand and as certain products, such as power wheelchairs, become more complex.


Invacare is continuing to develop programs to assist dealers in reducing administrative costs. One such effort is to provide customers with direct computer-to-computer links with the company in order to provide on-line order entry and order tracking to further expedite delivery, thereby reducing the dealer's paperwork and inventory. During 1997, additional customers and customer locations began utilizing EDI, which resulted in an increase in related EDI sales.

Europe

The company's European operations consist primarily of manufacturing, marketing and distribution operations in Western Europe and export sales activities through local distributors elsewhere in the world. The company has a direct sales force and distribution centers in the United Kingdom, France, Germany, Portugal, Spain, Sweden and Switzerland, and sells through distributors elsewhere in Europe. In markets where the company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to government agencies. In most markets, government health care and reimbursement policies play an important role in determining the types of equipment sold and price levels for such products. The company continues to focus on the implementation of the "One Stop Shoppingsm" concept in Europe.


PRODUCT LIABILITY COSTS

Invacare supports its dealers by defending product liability claims in an effort to hold down costs. The company's captive insurance company, formed in 1986, insures the first $2 million per claim, up to annual aggregate policy losses of $3 million, of the company's domestic product liability exposure. The company also has additional layers of coverage insuring up to $78 million in annual aggregate losses arising from individual losses that exceed $2 million per claim or annual policy aggregate losses of $3 million. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at an affordable rate.


PRODUCT DEVELOPMENT AND ENGINEERING
Invacare is committed to continuously improving, expanding and broadening its existing product lines. During the past three years, new product introductions included: major improvements in the power wheelchair line in terms of electronics, functionality and aesthetics; new models of power wheelchairs; new additions/enhancements to the electronic controllers for power wheelchairs; new models of aluminum frame ultralight wheelchairs; a comprehensive new line of innovative seating and positioning products; a complete line of home respiratory products, including an oxygen home fill system, nebulizers compressors, flowmeters, aspirators, oxygen analyzer, and respiratory disposables; a new version of the Invacare(R) microAir(R) Turn-Q(TM) automatic turning mattress system; and an improved line of ambulatory and safety products.

New product development remains a key component of Invacare's strategy to grow market share and maintain competitive advantage. To this end, Invacare's efforts in 1997 continued to focus resources on innovative manufacturing concepts while also investing significant resources in cost reduction and design improvement. Important new technologies were added, as well as many line extensions and refinements to existing categories. In 1997, 32 new products were introduced with the most significant being:

North America


      Invacare(R) Venture(TM) HomeFill(TM) Complete Home Oxygen System- Allows patients to fill oxygen cylinders from an oxygen concentrator. The company is so encouraged by the initial response to this product that the second generation of this product is now being developed.

      Action Arrow(R) and Action  Ranger(TM) X Storm Series(R) Power Wheelchairs
      - A mid-wheel drive offering exceptionally tight turning ability and maneuverability, which is ideal for use in tight spaces and over firm surfaces.

      Action Orbit(TM) Pediatric Tilt-In-Space Chair - A lightweight chair which offers significant adjustability and numerous design features.

      Action Scooter line - A new, more affordable line that offers seven different models with a wide range of standard features and three new seat options.

      Invacare(R) Reliant Stand-Up Lift - Designed to be more compact with increased maneuverability to serve a range of dependency levels, from fully dependent to those who just need assistance during rehabilitation.

      Invacare(R) ConnectO2(TM) Telemetry System - Innovatively designed to monitor and report information on equipment performance and patient compliance, a product designed for improved efficiency and proactive preventive maintenance.


      Invacare(R) microAir(R) Turn-Q(TM) LTM - A powered lateral turning mattress which is based on the accepted technology of the Invacare Turn-Q(TM) Plus. The LTM is designed for the treatment of Stage I - Stage IV pressure ulcers.

      Invacare(R) Tracer(R) SX Wheelchair - A lightweight economy wheelchair designed for either rental or purchase featuring a chrome-plated carbon steel frame that is durable and easy to clean.

Europe

During 1997, European operations also introduced several new products and continued to update existing products as required by the market. Key introductions and updates in 1997 included the Kuschall K3, a three wheel wheelchair and the Kuschall K4 rigid chair, the Zipper, a lightweight standard steel wheelchair made by Bencraft Ltd. in the United Kingdom, the Storm seat lifter, which improves the user's access to the environment and the Action 2000 Echo lightweight wheelchair aimed at providing the geriatric user with an easily transportable chair at a very competitive price.



MANUFACTURING AND SUPPLIERS

The company's objective is to maintain its commitment to be the total lowest-cost manufacturer in its industry, as well as the highest-quality producer. The company believes that it is achieving this objective not only through improved product design, but also by taking a number of steps to lower manufacturing costs. During 1997, the company initiated plans to close and consolidate a number of manufacturing operations, the cost of which was included in charges in the third and fourth quarters. Also during 1997, the worldwide consolidation of purchasing continued thereby taking advantage of significant leverage opportunities available to the company for certain commodity raw materials and allowed the company to achieve ongoing cost reduction objectives. The company also makes substantial investments in its facilities and equipment in order to increase productivity, lower costs and improve quality. Over the past three years, the company has invested $72.2 million in capital improvements and acquisition of facilities.


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

Investments  continue to be made in manufacturing  automation.  The company has initiated programs to reduce manufacturing lead times, shorten production cycles, increase employee training, encourage employee involvement in decision-making and improve manufacturing quality. Employee involvement teams participate in engineering, production and processing strategies and employees have been given responsibility for their own quality assurance. The consolidation of facilities that will be sustantially completed in 1998 will also enhance manufacturing efficiency.

The manufacturing operations for the company's wheelchairs and replacement parts, patient aids and home care beds consist of a variety of metal fabricating procedures, electronics production, coating, plating and assembly operations. Manufacturing operations for the company's oxygen concentrators, nebulizer compressors, and seating and positioning products consist primarily of assembly operations. The company purchases raw materials, fabricated components and services from a variety of suppliers. Where appropriate, Invacare does employ long term contracts with its suppliers. In those situations in which long term contracts are not advantageous, the company believes its relationship with those suppliers to be satisfactory with alternative sources of supply readily available.

Europe

As in other areas,  manufacturing and operational  issues faced in the U.S.
are also present in Europe. The European operation has challenged and rationalized the mission of each manufacturing location allowing for the realization of significant synergies and identified areas for further cost reductions and improved efficiencies for 1998 including certain facilities eliminations and consolidations.

ACQUISITIONS

During 1997,  the company made two  acquisitions  for $4.1 million in cash which extended or added new product lines as well as expanded distribution capabilities. As a result of the company's ongoing search for opportunities, coupled with the industry trend toward consolidation, numerous acquisition opportunities were evaluated in 1997. The company focuses on acquisitions intended to fulfill the following objectives:


      Tactical.      Grow market share or extend current product lines.


      Strategic.   Enter  new  market   segments  that  complement   existing
                   businesses or utilize the company's distribution strength.


      Geographic.  Enables rapid entry into new foreign markets.

In addition, in January 1998, the company acquired Suburban Ostomy, a wholesaler of medical supplies and related products to the home health care industry for approximately $132 million.(See MD&A and Notes for further information)

GOVERNMENT REGULATION

The company is directly affected by government regulation and reimbursement policies in virtually every country in which it operates. Government regulations and health care policy differ from country to country and, within the U.S. and Canada, from state to state or province to province. Changes in regulations and health care policy take place frequently and can impact the size, growth potential and profitability of products sold in each market.

In the U.S., the growth of health care costs has increased at rates in excess of the rate of inflation and as a percentage of GDP for more than four decades. A number of efforts to control the federal deficit have impacted reimbursement guidelines for government sponsored health care programs and changes in federal programs are often imitated by private insurance companies. Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain and thus affect the product mix, pricing and payment patterns of the company's dealers.

Congress, in its effort to balance the federal budget, has continued to propose Medicare and Medicaid cuts during 1997 to accomplish this task. Cuts in Medicare are projected at $100.7 billion over a five year period. The proposed cuts include a significant reduction in oxygen reimbursement and the elimination of cost of living increases in reimbursement levels for all home medical equipment. However, Congress is serious about reducing health care costs and is interested in cost effective alternatives such as home care. Therefore, the company believes that home health care is a viable solution to reducing health care costs and also believes that home medical equipment and supplies are markets with significant growth potential.

The company will continue its pro-active efforts to improve public policy affecting home health care and believes that these efforts can give the company a competitive advantage over other HME manufacturers who are forced to react to change instead of helping to direct change.

The Safe Medical Devices Act of 1990 and Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetics Act of 1938 (the "Acts") provide for regulation by the United States Food and Drug Administration (the "FDA") of the manufacture and sale of medical devices. Under the Acts, medical devices are classified as Class I, Class II or Class III devices. The company's principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and record keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices may have to comply with performance standards when established by the FDA. Manufacturers of all medical devices are subject to periodic inspections by the FDA. Furthermore, state, local and foreign governments have adopted regulations relating to the manufacture and marketing of health care products. The company believes that it is presently in material compliance with all applicable regulations promulgated by FDA, for which the failure to comply would have a material adverse effect.



BACKLOG
The company generally manufactures most of its products to meet near term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular products nor does it believe that backlog is a significant factor for its business.


EMPLOYEES

As of December 31, 1997, the company had approximately 4,550 employees.


(d) Financial Information About Foreign and Domestic Operations and Export
    Sales.

The company also markets its products for export to other foreign countries. The company had product sales in approximately 80 countries worldwide.

For information relating to net sales, operating income and identifiable assets of the company's foreign and domestic operations, see Business Segments in the Notes to the Consolidated Financial Statements.

Item 2.  Properties.

      The company owns or leases its warehouses, offices and manufacturing facilities and believes these facilities to be well-maintained, adequately insured and suitable for their present and intended uses. Information concerning certain of the leased facilities of the company as of December 31, 1997, is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company and in the table below:


                                                          Ownership
                                                        or Expiration              Renewal
North American Operations            Square Feet        Date of Lease              Options         Use
-------------------------            -----------        -------------              -------         ---

Adelaide, Australia                          11,500            June 1998           none            Manufacturing, warehouse
                                                                                                   and offices
Ashland, Virginia                            36,000       September 2000           none            Warehouse and offices

Atlanta, Georgia                             91,418         January 2000        one (3 yr.)        Warehouse

Auckland, New Zealand                        11,959           March 1998           none            Distribution

Auckland, New Zealand                        33,154           March 2003           none            Manufacturing, warehouse
                                                                                                   and offices
Auckland, New Zealand                        12,000       Month to Month             -             Distribution

Belle, Missouri                              39,200                  Own             -             Manufacturing and offices

Beltsville, Maryland                         33,329          August 1999        two (2 yr.)        Manufacturing and offices

Carol Stream, Illinois                       38,400            July 1998       one (5 yrs.)        Warehouse (Subleased now)

Chesterfield, Missouri                        8,466        December 1998        two (1 yr.)        Offices

Christchurch, New Zealand                    48,787           April 1998        one (2 yr.)        Manufacturing and offices

Delta, British Columbia                       6,900         January 2000           none            Warehouse & offices

Edison, New Jersey                           48,400         October 2001        one (5 yr.)        Warehouse and sales office

Elyria, Ohio
   - Taylor Street                          240,744                  Own             -             Manufacturing and offices

   - Cleveland Street                       226,998       September 1999        one (5 yr.)        Manufacturing and offices

   - One Invacare Way                        50,000                  Own             -             Headquarters

   - Sugar Lane                              20,000        February 1998           none            Manufacturing

Grand Prairie, Texas                         43,754        December 1998        one (3 yr.)        Warehouse

Kirkland, Quebec                             13,241        November 2000        one (5 yr.)        Manufacturing, warehouse
                                                                                                   and offices





North American Operations            Square Feet                                    Renewal        Use
                                                          Ownership                Options
                                                        or Expiration
                                                        Date of Lease
------------------------              -----------       -------------           ------------      -------------------
LaPalma, California                          78,000            June 1999        one (3 yr.)        Warehouse

McAllen, Texas                               11,587           March 1998           none            Warehouse

Mississauga, Ontario                         81,004         January 2005           none            Manufacturing, warehouse
                                                                                                   and offices

North Ridgeville, Ohio                      139,200                  Own             -             Manufacturing, warehouses
                                                                                                   and offices

Northboro, MA                                22,000            June 2002           none            Manufacturing
                                                     (sublet as of 1/98)

Northbrook, Illinois                         27,458            June 1999    two (3 yr. & 2 yr.)    Manufacturing and offices

Pharr, Texas                                  2,500        December 1998        one (1 yr.)        Warehouse

Pinellas Park, Florida                       12,000            June 1998       four (1 yr.)        Manufacturing and offices

Reynosa, Mexico                             135,200                  Own             -             Manufacturing and offices

Sacramento, California                       26,900             May 2003        one (3 yr.)        Manufacturing, warehouse
                                                                                                   and offices

San Diego, California                         5,940             May 1998        one (2 yr.)        Manufacturing and offices

Sanford, Florida                             19,913          August 1998        one (1 yr.)        Warehouse

Sanford, Florida                            113,034                  Own             -             Manufacturing and offices

Sanford, Florida                             99,892                  Own                           Manufacturing and offices

Sanford, Florida                             23,000        February 1998       three months        Warehouse

Sarasota, Florida                            15,450       month to month           none            Manufacturing, warehouse
                                                                                                   and offices

Traverse City, Michigan                      15,000           April 2000        two (3 yr.)        Manufacturing and offices

Tonawanda, New York                           4,668           April 1998           none            Sublet for remainder of term





                                                         Ownership                Renewal
European Operations                  Square Feet       or Expiration               Options         Use
                                                      Date of Lease
------------------                 --------------      --------------               --------        -----

Askersund, Sweden                           10,000         November 1998             -             Warehouse

Bad Oeynhausen, Germany                     76,600             June 2000        one (2 yr.)        Manufacturing, warehouse and
                                                                                                   offices

Basel, Switzerland                          36,000                   Own             -             Manufacturing and offices

Birmingham, England                         13,000                   Own             -             Warehouses and offices

Birmingham, England                         19,378                   Own             -             Manufacturing and offices

Bridgend, Wales                            131,522                   Own             -             Manufacturing and offices

Girona, Spain                               13,600         November 2004        one (1 yr.)        Warehouse and offices

Oporto, Portugal                            27,800         November 2003             -             Manufacturing and offices

Spanga, Sweden                               2,000            March 1999        one (3 yr.)        Offices

Tours, France                               86,000         November 2007           none            Manufacturing

Tours, France                              104,500                   Own             -             Manufacturing, warehouse
                                                                                                   and offices



Item 3.  Legal Proceedings.

Invacare is a defendant in a number of product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All these actions have been referred to the company's insurance carriers and are being vigorously contested. The primary carrier for the first $2 million of insurance coverage per claim or annual policy aggregate losses of $3 million is a subsidiary of the company which was established in September 1986 to provide the first layer of product liability insurance for the company. The company has additional layers of coverage insuring up to $78 million in annual aggregate losses arising from individual losses that exceed $2 million or annual policy aggregate losses of $3 million of the company's domestic product liability exposure. Management does not believe that the outcome of any of these actions will have a material adverse effect upon its business or financial condition.

In 1997, the company provided for potential settlements of several intellectual property lawsuits that were diverting management's time and attention. While the company believes it would eventually have been successful in defending itself against these suits, the legal fees and distraction to management led to the decision to settle these suits. At the date of this filing , the company has settled three cases for a total of $8.4 million.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.*


The following table sets forth the names of the executive officers and certain other key employees of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.


Name                                          Age               Position
---------------------                        -----              ----------------------
A. Malachi Mixon, III                         57                Chairman of the Board of Directors and
                                                                Chief Executive Officer

Gerald B. Blouch                              51                President, Chief Operating Officer and Director

Thomas R. Miklich                             50                Chief Financial Officer, General Counsel, Treasurer and
                                                                Corporate Secretary

Joseph B. Richey, II                          61                President - Invacare Technologies & Invacare Senior Vice
                                                                President - Total Quality Management and Director

Louis F.J. Slangen                            50                Senior Vice President - Sales & Marketing

Larry E. Steward                              45                Corporate Vice President - Human Resources

Thomas J. Buckley                             49                Senior Vice President - Continuing Care Products

M. Louis Tabickman                            53                Senior Vice President - Respiratory Products

Donald D. Campopiano                          46                Vice President - Account Services, Parts and Distribution

Steven C. Clark                               39                Vice President - Power Products

Neal J. Curran                                40                Vice President - Seating and Custom Mobility Products


A. Malachi Mixon, III has been Chief Executive Officer and a Director of the company since December 1979 and Chairman of the Board since September 1983. Mr. Mixon had been President of the company from December 1979 until November 1996.

Gerald B. Blouch was named President and a Director of the company in November 1996. Mr. Blouch has been Chief Operating Officer since December 1994 and Chairman - Invacare International since December 1993. Previously, Mr. Blouch was President - Home Care Division from March 1994 to December 1994 and Senior Vice President - Home Care Division from September 1992 to March 1994. Mr. Blouch served as Chief Financial Officer from May 1990 to May 1993 and Treasurer from March 1991 to May 1993.

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

Larry E. Steward was named Corporate Vice President of Human Resources in April 1997. From April 1996 to April 1997, Mr. Steward was Director of Human Resources for the Rehab Group. Previously, Mr. Steward was employed by LTV Steel Company serving as Manager of Human Resources from November 1991 to April 1996.


Thomas J. Buckley was named Senior Vice President - Continuing Care Group in October 1997 and from August 1995 to October 1997 was Group Vice President Standard Products. Mr. Buckley was previously General Manager of Manual Wheelchairs from December 1994 to August 1995. From November 1993 to December 1994, Mr. Buckley was the Business Unit Leader of the Bed Products and Pressure Relief Business Units. Before this period, Mr. Buckley served as Director of Distribution.

M. Louis Tabickman was named Senior Vice President - Respiratory Products in October 1997 and, from August 1995 to October 1997, was Group Vice President Rehab Products . Mr. Tabickman has been an officer since July 1985 and was named President - Invacare Canada in March, 1994. Previously, Mr. Tabickman was Vice President & General Manager - Power Business Unit from December 1994 to August 1995, Vice President and General Manager - Invacare Canada from September 1992 to March 1994 and Vice President and General Manager of Service and Distribution from July 1985 until September 1992.


Donald D. Campopiano was named Vice President of Account Services, Parts and Distribution in October 1997. Mr. Campopiano joined Invacare in 1993 as Director of Distribution. Since then, he also has served as the General Manager of the Beds Business Unit and as Vice President and General Manager of Invacare Canada. Previously, Mr. Campopiano was employed by General Electric Lighting Group most recently as Manager of Logistics.

Steven C. Clark was named Vice President of Power Products in October 1997. Mr. Clark has been with the company since 1986 and was previously the General
Manager of the Manual Wheelchair Business Unit from October 1995 to October 1997. Mr. Clark served as the Director of Operations at the Maquiladora Plant in Mexico from January 1993 to October 1995 and Manufacturing Manager of Invacare's Sanford, Florida manufacturing plant from October 1989 to January 1993.

Neal J. Curran was named Vice President - Seating and Custom Mobility Products in October 1997. Mr. Curran has been with the company since 1983 and was previously the General Manager of the Custom Manual Business Unit since December 1994. From September 1992 to December 1994, Mr. Curran served as the Power Business Unit leader and Vice President of Rehab engineering from January 1991 to September 1992.


      *  The  description  of  executive   officers  is  included   pursuant  to
Instruction 3 to Section (b) of Item 401 of Regulation S-K.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.


Invacare's Common Shares, without par value, are traded over-the-counter in the NASDAQ National Market System under the symbol IVCR. Ownership of the company's Class B Common Shares (which are not listed on NASDAQ) cannot be transferred, except, in general, to family members. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The approximate number of record holders of the company's Common Shares and Class B Common Shares at February 27, 1998 was 6,212 and 38, respectively. The closing sale price for the Common Shares on February 27, 1997 as reported by NASDAQ, was $22.94 . The prices set forth below do not include retail markups, markdowns or commissions.




The range of high and low quarterly prices of the Common Shares in each of the two most recent fiscal years are as follows:



                                                                                        1997                       1996
                                                                                        ----                      ----

                                      Quarter Ended:                           High             Low         High          Low
                                      ----------------                       ------------------------------------------------
                                      December 31                            $24.88          $20.75       $29.25       $25.00
                                      September 30                            24.88           20.13        32.00        23.13
                                      June 30                                 24.00           18.13        28.75        23.50
                                      March 31                                29.00           23.00        29.50        24.50


During 1997, the Board of Directors for Invacare Corporation declared dividends of $.05 per Common Share and $.045 per class B common share. For information regarding limitations on the payment of dividends in the company's loan and note agreements, see Long Term Obligations in the Notes to the Consolidated Financial Statements. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.

Item 6.  Selected Financial Data

                                                                       For the Year Ended December 31,
                                            1997*            1996          1995            1994             1993          1992
                                          - -----            ----          ----            ----             ----          ----
                                                           (In thousands except per share and ratio data)
Earnings

Net Sales                                 $653,414       $619,498     $504,032         $411,123        $365,457       $305,171
Income from Operations                       8,457         65,393       54,144           43,736          36,870         27,567
Net Earnings                                 1,563         38,918       32,165           26,377          22,110         17,739
Net Earnings per Share - Basic                 .05           1.33         1.10**            .91             .77            .65

Net Earnings per Share -
    Assuming            Dilution               .05           1.28         1.07**            .89             .75            .63
Dividends per Common Share                  .05000         .05000       .03750**         .01875               -              -
Dividends per Class B Common
    Share                                   .04545         .04545       .03409**         .01705               -              -

                                                                             As of December 31,
                                          1997               1996         1995             1994            1993           1992
                                          ----               ----         ----             ----            ----           ----
Balance Sheet

Current Assets                            $275,211       $258,720     $204,685         $180,435        $156,191       $151,934
Total Assets                               529,923        509,628      408,750          338,109         286,367        262,412
Current Liabilities                        109,553         97,768       84,936           67,667          60,913         68,226
Working Capital                            165,658        160,952      119,749          112,768          95,278         83,708
Long-Term Obligations                      183,955        173,263      122,456          105,528          90,351         78,648
Shareholders' Equity                       236,415        238,597      201,319          164,007         134,962        114,000


Other Data
Research and Development
   Expenditures                           $ 12,706     $   11,060    $   9,002        $   7,651       $   6,840      $   5,251
Capital Expenditures, net of
   Disposals                                38,485         22,465       11,027           12,217          11,961         17,301
Depreciation and Amortization               18,348         17,896       14,159           12,686          12,280         10,008

Key Ratios
Return on Sales                                .2%           6.3%         6.4%             6.4%            6.0%           5.8%
Return on Average Assets                       .3%           8.5%         8.6%             8.4%            8.1%           8.4%
Return on
Beginning                                      .7%          19.3%        19.6%            19.5%           19.4%          20.5%
       Shareholders' Equity
Current Ratio                                2.5:1          2.6:1        2.4:1            2.7:1           2.6:1          2.2:1
Debt-to-Equity Ratio                          .8:1           .7:1         .6:1             .6:1            .7:1           .7:1

* Reflects non-recurring and unusual charge of $61,039 (38,839 or $1.28 per share assuming dilution after tax) taken in 1997.
**     As adjusted for the 2-for-1 splits effected in the form of a 100%
    share dividend in October 1995.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

1997 Versus 1996


Non-recurring and Unusual Charge. The review of results that follows excludes the impact of the non-recurring and unusual charge ("the charge") taken in1997. The reasons for the charge and the impact on the company's current and future performance is explained below under the heading "Non-recurring and Unusual Charge" later in this section.

Net Sales. Net sales for 1997 increased 5.5% for the year net of a 2.1% impact from foreign currency translation. Acquisitions contributed 2.9% of the increase. The net sales increase of 4.7%, excluding acquisitions and the impact of foreign currency translation, was due to increased unit volumes as competitive pressures caused prices to decline for most product lines for the second consecutive year. Sales were also negatively impacted by 4.3% due to reduced purchases by the company's largest customer. Despite the competitive pricing environment, almost all product lines had sales gains for the year. Custom wheelchairs (power and custom manual), personal care products and standard wheelchairs posted the largest dollar increases. The company believes that its sales growth was aided by its cost effective "One Stop Shoppingsm" distribution system that is supported by the company's broad range of products and services. The company's goal is to increase sales by 24% to 30% per year with 12% to 15% internal growth and 12% to 15% growth through acquisition, although there can be no assurance that it will be able to achieve this goal.


North American Operations

Rehab Products Group. Sales of the Rehab Products Group, which consists of the power wheelchairs, custom manual wheelchairs and seating and positioning business units, increased 13.8% for the year. The gain was due principally to unit volume growth. Power wheelchairs continued to lead the way as sales for the power business unit increased 18.5% resulting from continued strong volume growth in low end power chairs, scooter products and from the introduction of the new mid-wheel drive power chairs.

Sales of custom manual wheelchairs increased 7.1% due to new product introductions and the continued success of the company's "Team Action" athletes, as many of the high-tech design features in high performance sport wheelchairs are incorporated in the everyday Action chairs. The new Action orbit(TM) tilt-in-space, a pediatric product, was introduced during 1997 and has gained widespread acceptance in the market. Unit growth exceeded the dollar increase due to pricing pressure in this product category.


Standard Products Group. Sales of the Standard Products Group, which consists of the manual wheelchairs/patient transport, personal care, beds, low air loss therapy, Invacare Health Care Furnishings and retail business units, increased 9.0%. Acquisitions contributed 5.4% of the sales increase including two strategic acquisitions made during 1997. Allied Medical Supply Corporation (acquired October 7), a distributor of soft goods and disposable products and Silcraft Corporation (acquired May 6), a manufacturer of bathing equipment and patient lifts, contributed .8% and 1.7% respectively. Acquisitions made in 1996 that positively impacted 1997 sales growth include Frohock-Stewart, a manufacturer of personal care products with distribution through mass retailers and Invacare Health Care Furnishings, a manufacturer and distributor of beds and furnishings for the non-acute care markets. The personal care product line posted a sales increase of over 18.0%, while standard wheelchair sales increased modestly for the year. Sales of low air loss therapy products increased 28.3% after showing significant decline in the prior year as changes in governmental reimbursements policies caused the overall market for those products to shrink dramatically from levels in 1995. The sales of this group also were impacted by the aforementioned reduction in purchases by a major customer in 1997.

Respiratory Products Group. Sales of the Respiratory Products Group, which consists of the oxygen concentrator, liquid oxygen, aerosol therapy and associated respiratory products business units, decreased .8% for the year. Volume increases were offset as significant pricing pressure continued in 1997. The products within this group, primarily oxygen concentrators, continue to experience the largest price decline of any of the company's product categories. This product category was the area most effected by the reduction in purchases by the company's major customer.

Other. Other Products, consisting primarily of the company's Canadian, Australian and New Zealand operations, aftermarket parts and ambulatory infusion pumps businesses, had a 10.5% sales increase for the year, with 7.4% due to acquisitions made in the prior year. The company's Canadian operation had another strong year with sales up 19.9%, excluding a 1.9% negative impact from foreign currency translation. The company's New Zealand operations, principally Dynamic Controls, was adversely affected by the sluggish European market for power wheelchairs, as their sales declined by 5.9% excluding a 2.0% negative impact for foreign currency translation.

European Operations


European sales increased 2.7%, excluding a negative impact of 9.4% from foreign currency translation. Acquisitions had a minimal impact on sales growth (.4%). Sales were significantly impacted by European governmental budget trends, especially in Germany and France, that resulted in reduced reimbursement levels and caused providers to utilize more refurbished equipment.

Gross Profit. Gross profit as a percentage of net sales decreased to 30.8% from 32.5% last year. The decline was a result of ongoing significant pricing pressures and a product mix shift, offset by continued productivity improvements and the cost reduction from strategic realignment of production facilities. The company is committed to redesigning products to lower manufacturing costs while improving quality and reliability and implementing other spending reductions necessary to remain competitive and improve profitability.


North American Gross profit from Operations declined slightly despite an intensifying pricing environment. Continued manufacturing productivity improvements were somewhat offset by the impact of reduced purchases by a major customer in 1997. The facilities rationalization implemented during the year also favorably impacted the company's gross profit.

Gross profit in Europe declined to 26.5% from 30.0% in 1996. Continued effects of a strong U.S. dollar, overall price declines and product mix changes each negatively impacted margins. A significant reduction in gross profit (approximately $2.0 million) was the result of a failure to hedge certain transaction exposures early in 1997.

Inventory  turns  improved  for 1997 in both the  North  American  and  European operations, as the plan for realignment of manufacturing facilities was initiated and implemented. The company expects turns will continue to show improvement in 1998 as facility consolidations continue and strategic partnerships are formed with major suppliers.

Selling, General and Administrative. Selling, general and administrative expense as a percentage of net sales decreased to 20.2% in 1997 compared to 22.0% in 1996. The dollar decrease was $3,807,000 or 2.8%, despite acquisitions which increased selling, general and administrative costs by approximately $5,000,000 or 4.0%. The businesses acquired operate with a significantly higher selling, general and administrative expense as a percentage of net sales however, tight expense control in the company's existing businesses resulted in a reduction in the overall expense as a percentage of sales for 1997. The company focuses on improved productivity and acquisition integration, which it expects can continue to favorably impact the selling, general and administrative expense as a percentage of net sales.

North American operations' selling, general and administrative costs decreased as a percentage of net sales by approximately 1.8% from last year, as the focus on expense control continued during 1997. The dollar change was minimal despite acquisitions which increased costs by approximately $4,756,000. In an effort to combat the competitive pricing environment, the company continued its implementation of activity-based budgeting aimed at allocating the expense dollars to the programs that most effectively supported the company's business strategy. The company's bad debt expense and reserve for bad debt substantially increased during the year due to expenses created by the balanced budget act and general competitive market. The increase was taken as part of the non-recurring and unusual charge. There can be no assurance that future government actions or business conditions will not cause this to recur in the future.

European operations' selling, general and administrative expenses, as a percentage of net sales, decreased to 24.9% from 25.6% in 1996, with the dollar decrease amounting to $3,190,000 or 9.2%. Acquisitions had a minimal impact on total costs. The overall decrease is a result of restructuring and cost containment initiatives implemented throughout 1997 and the strong dollar which reduced selling, general and administrative expenses reported in dollars by 9.2%.


Interest. Interest income decreased in 1997 to $9,321,000 from $9,661,000 last year, representing a 3.5% decrease. The change between years was due primarily to the introduction of several new financing programs offered by the company's finance subsidiary. These programs included a three and six month interest free financing period with rates at or below prime. Interest expense increased to $12,555,000 from $11,286,000, representing a 11.2% increase resulting from additional borrowings incurred to fund the 1997 acquisitions and other investing activities, principally capital expenditures. As a result, the company's debt-to-equity ratio increased to .8:1 from .7:1. It is anticipated that the company's interest expense will increase in 1998 as a result of the acquisition of Suburban Ostomy Supply Co., Inc. on January 28, 1998.

Income Taxes. The company had an effective tax rate of 39.0% in 1997, excluding the effects of the unusual and non-recurring charge. Including the effects of the charge, the effective tax rate was 70.1% compared to 39.0% in 1996 as the impact of permanent differences increase or earnings decline. See Income Taxes in the Notes to Consolidated Financial Statements for further discussion.

Research and Development. The company continues to increase its research and development activities to maintain its competitive advantage. While the competitive environment requires that research and development expenditures be focused on the cost reduction of products while increasing functionality and reliability, the company continues to dedicate dollars to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures increased to $12,706,000 from $11,060,000 in 1996. The expenditures, as a percentage of sales, increased only slightly because businesses acquired spent less on research and development as a percent of sales than the company.



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

North American Operations

Rehab Products Group. Sales of the Rehab Products Group, which consists of the power wheelchairs, custom manual wheelchairs and seating and positioning business units, increased 20.0% for the year, with 4.5% of the increase due to the acquisitions of PinDot Products in mid 1995 and Special Health Systems in late 1995. The gain was due principally to unit volume growth although prices for certain product lines were increased slightly during the year. Power wheelchairs continued to lead the way as sales for the power business unit increased 17.0% with over 90.0% of the improvement coming from increased unit sales.

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

Standard Products Group. Sales of the Standard Products Group, which consists of the manual wheelchairs/patient transport, personal care, beds, low air loss therapy and Invacare Continuing Care Group business units, increased 23.2%. The acquisition of Invacare Continuing Care Group, a manufacturer and distributor of beds and furnishings for the extended and acute care markets, contributed approximately 9.0% to the increase. The group's unit volume increase was greater than the reported dollar increase, as again in 1996 the product lines within this group experienced significant competitive pricing pressure. The personal care product line posted a sales increase of over 45.0%, while standard wheelchairs sales increased 15.0% for the year. Sales of low air loss therapy products declined significantly for the year as changes in governmental reimbursements policies caused the overall market for those products to shrink dramatically from 1995.

Respiratory Products Group. Sales of the Respiratory Products Group, which consists of the oxygen concentrator, liquid oxygen, aerosol therapy and associated respiratory products business units, increased 14.2% for the year. Volume increases were significantly greater than the overall sales dollar increase as significant pricing pressure continued in 1996. The products within the group, primarily oxygen concentrators, experienced the largest price decline of any of the company's product categories. The company still managed to increase its market share position to become the leader in oxygen concentrators during 1996, as sales to both national accounts and independent providers increased at a rate greater than the overall market growth rate.

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

European Operations

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

Gross Profit. Gross profit as a percentage of net sales decreased to 32.5% from 33.0% last year, due primarily to businesses acquired which had lower gross margins than the company's existing businesses. Despite ongoing intense price competition, excluding businesses acquired, gross margins were basically flat with last year. The company's continued focus on cost reductions in all of its business processes was the principal reason margins were held level in the ongoing competitive environment. The company intends to continue to focus on improving productivity, redesigning products to lower manufacturing costs while improving quality and reliability and implement other spending reductions to remain competitive. The company is continuing its initiative of realigning production among locations and consolidating certain facilities in order to achieve improved productivity, efficiency and reduction of costs.


North American operations' gross profit, excluding businesses acquired, increased from last year as a result of improved manufacturing productivity, reduced distribution costs and improved purchasing synergies which were only partially affected by the negative effects of the competitive pricing environment and a shift in product mix.

Gross profit in Europe declined significantly to 30.0% from 33.2% in 1995. The decline was due in part to increased pricing competition in Europe but was primarily the result of internal operating difficulties. Poor implementation of the manufacturing and purchasing improvement plans for the year as well as a lack of control over freight and distribution costs were the major factors contributing to the decline. The company believes that it has plans in place so that these problems do not reoccur in 1997.


Inventory turns declined in 1996 in both the North American and European Operations, negatively impacting gross margins for the year. The company expects that turns will improve in 1997 as the realignment of manufacturing facilities is implemented. As stated above, the company believes its focus on reducing costs in all of its business processes and improving productivity will enhance for future competitiveness and profitability.


Selling, General and Administrative. Selling, general and administrative expense as a percentage of net sales was 22.0% in 1996 compared to 22.3% in 1995. The dollar increase was $23,911,000 or 21.3%. Acquisitions increased selling, general and administrative costs by approximately $16,000,000 for the year, representing approximately 14.0% of the percentage increase. The businesses acquired operate with a significantly higher selling, general and administrative expense as a percent of sales ratio, however, tight expense control in the company's existing businesses resulted in a reduction in the overall percentage of sales ratio in 1996. It is expected that the ratio for the company as well as the acquired businesses will decline in the future as the company focuses on improved productivity and activity-based management.

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

INFLATION

Although the company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The company attempts to minimize or offset the effects through increased sales volume, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures. In 1997 and 1996, the company was able to offset the majority of the impact of price increases from suppliers by productivity improvements and other cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES


The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Obligations in the Notes to Consolidated Financial Statements) and working capital management. The company maintains various bank lines of credit to finance its worldwide operations. In 1997, the company completed a $425,000,000 multi-currency, long-term revolving credit agreement which expires on October 31, 2002, or such later date as mutually agreed upon by the company and the banks. Additionally, the company maintains various other demand lines of credit totaling a U.S. dollar equivalent of approximately $16,000,000 as of December 31, 1997. The lines of credit have been and will continue to be used to fund the company's domestic and foreign working capital, capital expenditures and acquisition requirements. As of December 31, 1997, the company had approximately $291,000,000 available under its various lines of credit.

Subsequent to year end, the company completed a private placement of $100,000,000 in senior notes having a blended fixed coupon rate of 6.69% with $20,000,000 maturing in seven years and $80,000,000 maturing in ten years. The proceeds were used to pay-down revolving credit debt incurred to fund the acquisition of Suburban Ostomy Supply Co., Inc., which was consummated on January 28, 1998.


The company's borrowing arrangements contain covenants with respect to net worth, dividend payments, working capital, funded debt to capitalization and interest coverage, as defined in the company's bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements. Under the most restrictive covenant of the company's borrowing arrangements, the company may borrow up to an additional $267,000,000 as of December 31, 1997.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of December 31, 1997. However, the company expects to invest approximately $26,000,000 in capital projects in 1998. The decrease in capital spending in 1998 is due principally to the expansion of three manufacturing facilities, the completion of a new respiratory manufacturing plant and the completion of a new corporate headquarters building in 1997. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing capabilities, will be sufficient to meets its operating cash requirements and fund required capital expenditures in the foreseeable future.


CASH FLOWS

Cash flows provided by operating activities were $37,935,000, compared to $34,323,000 last year. The 10.5% increase is primarily the result of decreased inventory levels from the prior year, as continued focus on inventory management initiatives have proven effective, and an increase in accrued expenses relating to the unpaid portion of the unusual charge taken in 1997. The improved cash flow was offset to some extent by an increase in trade receivables. The changes in operating assets and liabilities are not apparent from the face of the balance sheet as funds expensed for assets acquired through business acquisitions are accounted for in the investment activities section of the Consolidated Statement of Cash Flows.

Cash flows required for investing activities decreased by $23,341,000 or 30.6%. The decrease was a result of reduced acquisition activity in 1997 and the sale of the company's investment in Healthdyne Technologies, Inc.. The decrease was offset by an increase in capital expenditures primarily relating to investments in computer systems, production machinery and equipment and facility expansions associated with the continuing implementation of a worldwide facilities plan.

Cash flows provided by financing activities were $16,467,000 in 1997 compared to $42,556,000 in 1996. The 61.3% decrease in cash provided by financing activities was primarily a result of a reduction in net proceeds from long-term borrowings which were used to fund acquisitions in the prior year and increased payments on revolving lines of credit when compared to the prior year.

In addition to acquisition activities, the effect of foreign currency translation results in amounts being shown for cash flows in the Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.


DIVIDEND POLICY


It is the company's policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $.05 per Common Share and $.045 per Class B Common Share. It is not anticipated that this will change materially as the company continues to have available significant growth opportunities through internal development and acquisitions. For 1997, a dividend of $.05 per Common Share and $.045 per Class B Common Share were declared and paid.


YEAR 2000 ISSUE


The Year 2000 issue is the result of computer programs being written using the last two digits rather than four to define the applicable year. Thus, many programs are unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem."

The company has developed a plan to modify its existing information technology in order to recognize the year 2000 and has begun converting its critical data processing systems. The plan is designed to ensure that there is no adverse effect on the company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The company is well under way with these efforts and believes its planning and implementation efforts will be adequate to address its year 2000 concerns. Currently, the project is expected to be substantially completed by early 1999 and to cost between $4.0 and $6.0 million. This estimate includes internal costs and excludes the costs to upgrade and replace systems in the normal course of business. The company does not expect this project to have a significant effect on the company's results of operations or financial position.

For the year ended December 31, 1997, approximately $600,000 was incurred and expensed related to this activity. The company will continue to implement systems with strategic long term value as it has undertaken a long-term systems improvement program that will result in a global Enterprise Resource Planning
(ERP) system utilizing certain of the Oracle ERP product modules. While the review of the project has been revised from the original plan, the company still plans to spend significant funds over the next several years implementing its new systems plan. This program is expected to cost approximately $40.0 million over the next four years including internal costs.

NON-RECURRING AND UNUSUAL CHARGE

In 1997,  the  company  recorded  a  non-recurring  and  unusual  charge of
$61,039,000  ($38,839,000  or  $1.28  diluted  per  share  after  tax)  for  the acceleration of certain strategic initiatives and other items. The charge impacted cost of products sold by approximately $3,391,000 and selling, general and administrative expenses by approximately $27,787,000. During the fourth quarter, the company reviewed the charge and its related estimates and components. The review resulted in certain changes to the components of the charge. In addition, while reviewing the technical requirements of Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 94-3 and all relevant accounting pronouncements, it was determined that part of the charge related to the fourth quarter rather than the third quarter and the company restated the quarters to reflect this change. There was no significant impact on results recorded for the year. The charge includes $20,337,000 for the acceleration of global manufacturing facility consolidations and the elimination of certain non-strategic product lines, $7,456,000 for certain accelerated global systems' initiatives, $10,293,000 for an increase in the company's bad debt reserve and $22,953,000 for asset write-downs and an increase in reserves for litigation. The portion of the charge identified for certain global systems initiatives relates to the write-off of assets that will not benefit future periods due to new systems replacements or the change in scope of the original project. There were no year 2000 costs charged to the reserve as these costs are expensed as incurred pursuant to the requirements of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 96-14. The company initiatives included in the charge are anticipated to be substantially completed in 1998. During 1997, approximately $8,480,000 of the reserve amount was utilized for facility consolidations and business exits, $7,456,000 for systems related costs, $4,423,000 for the write-off of specifically identified accounts receivable and an increase in the general reserve for bad debts and $14,371,000 for asset write-downs and litigation. The remaining accrual balance at December 31, 1997 in the amount of $26,309,000 relates primarily to facility consolidations, business exits, litigation and bad debt.

PRIVATE SECURITIES LITIGATION REFORM ACT

This management's discussion contains forward-looking statements based on current expectations which are covered under the "safe harbor" provision within the Private Securities Litigation Reform Act of 1995. Actual results and events, including the acceleration of certain strategic initiatives for which a non-recurring and unusual charge has been reported, may differ significantly from those anticipated as a result of risks and uncertainties which include, but are not limited to, pricing pressures, the consolidations of health care customers and competitors, the availability of strategic acquisition candidates successfully completing its project to resolve its year 2000 issues and Invacare's ability to effectively integrate acquired companies, the timely completion of facility consolidations and other strategic initiatives provided for, the completion of year 2000 compliance programs and the overall economic, market and industry conditions, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission.



Item 8.  Financial Statements and Supplementary Data.

Reference is made to the Report of Independent Auditors, Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule which appear on pages FS -1 to FS - 21 of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by Item 10 as to the Directors of the company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A. Information required by
Item 10 as to the Executive Officers of the company is included in Part I of this Report on Form 10-K.

Item 11.  Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Directors" in the company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

Item. 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.
                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Financial Statements

The following financial  statements of the company are included in Part II, Item
8:

(a)(1) Financial Statements.
       Consolidated Statement of Earnings - years ended December 31, 1997, 1996 and 1995

       Consolidated Balance Sheet - December 31, 1997 and 1996

       Consolidated Statement of Cash Flows - years ended December 31, 1997, 1996 and 1995

       Consolidated Statement of Shareholders' Equity - years ended December 31, 1997, 1996 and 1995

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

(a)(3) Exhibits.
       See Exhibit Index at page number I-27 of this Report on Form 10-K.

(b)    Reports on Form 8-K.
       None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1998.

                                INVACARE CORPORATION


                                By: /S/ A. Malachi Mixon, III
                                -----------------------------
                                 A. Malachi Mixon, III Chairman of the Board
                                 of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1998.

Signature                                  Title


/S/ A. Malachi Mison, III       Chairman of the Board of Directors and
--------------------------      Chief Executive Officer (Principal Executive
A. Malachi Mixon, III           Officer)


/S/ Gerald B. Blouch            President, Chief Operating Officer and Director
------------------------
Gerald B. Blouch

/S/  Thomas R. Miklich          Chief Financial Officer, General Counsel,
-----------------------         Treasurer and Corporate Secretary (Principal
Thomas R. Miklich               Financial and Accounting Officer)

/S/ Francis J. Callahan
--------------------------      Director
Francis J. Callahan

/S/ Frank B. Carr
--------------------------      Director
Frank B. Carr

/S/  Michael F. Delaney
--------------------------      Director
Michael F. Delaney

/S/ Whitney Evans
---------------------------     Director
Whitney Evans

/S/ Dan T. Moore, III
--------------------------      Director
Dan T. Moore, III

/S/ E.P. Nalley
--------------------------     Director
E. P. Nalley

/S/ Joseph B. Richey
-------------------------      Director
Joseph B. Richey, II

/S/  William M. Weber
-------------------------      Director
William M. Weber

/S/ Dr. Bernadine P. Healy
--------------------------     Director
Dr. Bernadine P. Healy


                              INVACARE CORPORATION
                   Report on Form 10-K for the  fiscal  year  ended
                               December 31, 1997.
                                  Exhibit Index
                                  -------------
Official
Exhibit No        Description                                                                                Sequential Page No.
----------        --------------                                                                             -------------------
3(a)         -    Amended and Restated Articles of Incorporation, as amended through                         (A)
                  May 29, 1987.

3(b)         -    Code of Regulations, as amended on May 22, 1996.                                           (V)

3(c)         -    Amended and Restated Articles of Incorporation, as amended through February 2, 1996.       (T)

4(a)         -    Specimen Share Certificate for Common Shares, as revised                                   (H)

4(b)         -    Specimen Share Certificate for Class B Common Shares                                       (H)

4(d)         -    Rights agreement between Invacare Corporation and Rights Agent dated as of                 (S)
                  July 7, 1995

10(a)        -    Stock Option Plan, adopted in February 1984                                                (B)*

10(b)        -    Amendment to Stock Option Plan, adopted in May 1987                                        (C)*

10(c)        -    Amendment to Stock Option Plan, adopted in May 1988                                        (D)*

10(d)        -    Amendment to Stock Option Plan, adopted in May 1991                                        (I)*

10(h)        -    Assignment of Patent Application and License of Know-how dated January 14, 1981, and an    (E)
                  amendment thereto dated October 12, 1981, with respect to certain royalty payments to be made to the former owners of the company's home care bed subsidiary

10(p)        -    Form of Indemnity Agreement entered into by and between the company and certain of its     (H)
                  Directors and officers and Schedule of all such Agreements with current Directors and officers

10(r)        -    Master Note, between Invacare Corporation and Sanwa Bank, Limited                          (J)

10(s)        -    Employees' Stock Bonus Trust and Plan as amended and restated effective                    (G) *
                  January 1, 1988 and as amended on April 13, 1988, April 3, 1990, and May 24, 1991

10(t)        -    Profit Sharing and Savings Trust and Plan effective as of January 1, 1988 and as amended   (G) *
                  on November 28, 1988, September 12, 1990, October 9, 1990, and
                  May 24, 1991

10(u)        -    Agreement between Invacare Corporation and Weber, Wood, Medinger, Inc.                     (J)

10(v)        -    Real Property Purchase Agreement by and between Invacare Corporation and Taylor Street     (N)
                  limited partnership

10(z)             -  Note  Agreement  dated  February  1,  1993  among  Invacare
                  Corporation and five purchasers of (P) an aggregate of $25,000,000, 7.45% Senior Notes due February 1, 2003.

10(aa)       -    Amendments to Stock Option Plan adopted in May 1992                                        (M) *

10(ab)      -     1992 Non-Employee Directors Stock Option Plan adopted in May 1992                          (K)




10(ac)        -   Deferred Compensation Plan for Non-Employee Directors, adopted in May 1992                 (L)

10(ad)        -   Shares Purchase and Contribution Agreement dated July 27, 1992                             (O)

10(af)        -   Invacare Corporation 1994 Performance Plan approved January 28, 1994                       (Q) *

10(ag)        -   Real Property Purchase Agreement between Mobilite Building Corporation (a newly formed     (R)
                  subsidiary of Invacare Corporation as of February 15, 1994) and I-M Associates, LTD.
                  dated February 28, 1994

10(ar)        -   First Amendment to Note Agreement among Invacare Corporation and five purchasers of        (U)
                  Senior Notes dated March 20, 1997

10(as)        -   Loan Agreement by and among Invacare Corporation, the Banks, certain borrowing             (F)
                  subsidiaries, the Banks named therein, NBD Bank, as agent for the Banks and KeyBank
                  National Association, as co-agent for the Banks


10(at)            Agreement and Plan of Merger, dated December 17, 1997, between Invacare Corporation,       (W)
           -      Inva Acquisition Corp. and Suburban Ostomy Supply Co., Inc..


21            -   Subsidiaries of the company

23            -   Consent of Independent Auditors

27            -   Financial data schedule

99(a)         -   Executive Liability and Defense Coverage Insurance Policy                                  (H)

99(b)         -   Supplemental Executive Retirement Plan

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

(F) Reference is made to the appropriate Exhibit of the company's report on Form 10-K for the fiscal year ended December 31, 1997, as amended, which is incorporated herein by reference.

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

(K) Reference is made to Exhibit A of the company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which exhibit is incorporated herein by reference.

(L) Reference is made to Exhibit B of the company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which Exhibit is incorporated herein by reference.

(M) Reference is made to Exhibit C of the company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which Exhibit is incorporated herein by reference.

(N) Reference is made to the appropriate Exhibit of the company's report on Form 10-Q for the quarter ended June 30, 1992, which Exhibit is incorporated herein by reference.

(O) Reference is made to Exhibit 2 of the company's report on Form 8-K, dated October 29, 1992, which Exhibit is incorporated herein by reference.

(P) Reference is made to the appropriate Exhibit of the company's report on Form 10-K for the fiscal year ended December 31, 1992, which
          Exhibit is incorporated herein by reference.

(Q) Reference is made to Exhibit A of the company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 23, 1994, which Exhibit is incorporated herein by reference.


(R) Reference is made to the appropriate Exhibit of the company's report on Form 10-K for the fiscal year ended December 31, 1993, which
          Exhibit is incorporated herein by reference.

(S)       Reference  is made to Exhibit 1 of the  company's  report on Form 8-A,
          dated  July  18,  1995,  which  Exhibit  is  incorporated   herein  by
          reference.

(T) Reference is made to the appropriate Exhibit of the Company's Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 22, 1996, which Exhibit is incorporated herein by reference.

(U) Reference is made to the appropriate Exhibit of the company's report on Form 10-Q for the quarter ended March 31, 1997, which Exhibit is incorporated herein by reference

(V) Reference is made to the appropriate Exhibit of the company's report on Form 10-Q for the quarter ended September 30, 1996, which Exhibit is incorporated herein by reference

(W) Reference is made to the appropriate Exhibit to the company's report on Form 8-K, dated January 23, 1998, which Exhibit is incorporated herein by reference.

                         Report of Independent Auditors



Shareholders and Board of Directors
Invacare Corporation


We have audited the accompanying consolidated balance sheet of Invacare Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                            ERNST & YOUNG LLP





Cleveland, Ohio
March 27, 1998

CONSOLIDATED STATEMENT OF EARNINGS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                        Years Ended December 31,
                                                                                 1997           1996             1995
                                                                                 ------------------------------------
                                                                                 (In thousands, except per share data)
               Net sales                                                     $653,414        $619,498        $504,032
               Cost of products sold                                          455,036         418,025         337,719
                                                                            ---------        ---------       --------


                    Gross Profit                                              198,378         201,473         166,313

               Selling, general and administrative expense                    160,060         136,080         112,169
               Non-recurring and unusual items *                               29,861            -               -
                                                                            ---------         --------       --------
                    Income from Operations                                      8,457          65,393          54,144

               Net interest income (expense)                                   (3,234)         (1,625)        (2,299)
                                                                            ---------         --------       --------

                    Earnings before Income Taxes                                5,223          63,768          51,845

               Income taxes                                                     3,660          24,850          19,680
                                                                            ---------         --------       --------

                    Net Earnings                                            $   1,563        $ 38,918       $  32,165
                                                                            =========         ========       ========

                    Net Earnings per Share - Basic                         $      .05       $   1.33       $    1.10
                                                                            =========        =========       ========


                 Weighted Average Shares Outstanding - Basic                   29,569          29,332          29,128
                                                                            =========        =========       ========

                    Net Earnings per Share - Assuming Dilution             $     .05        $    1.28      $     1.07
                                                                            =========        ==========      ========


                 Weighted Average Shares Outstanding -
                    Assuming Dilution                                          30,374          30,393          30,077
                                                                            =========        ==========      ========

* Excludes amounts included in cost of products sold and selling, general and administrative expenses of $3,391 and $27,787 respectively.


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                December 31,          December 31,
                                                                                       1997                  1996
                                                                               -------------       --------------
                                                                                           (In  thousands)
Assets

Current Assets

   Cash and cash equivalents                                                       $   5,696           $   4,431
   Marketable securities                                                               3,501               3,569
   Trade receivables, net                                                            114,410             105,432
   Installment receivables, net                                                       49,298              51,995
   Inventories                                                                        75,708              78,934
   Deferred income taxes                                                              18,855               7,181
   Other current assets                                                                7,743               7,178
                                                                                ------------          ----------
      Total Current Assets                                                           275,211             258,720

Other Assets                                                                          56,567              49,459
Property and Equipment, net                                                           90,577              77,830
Goodwill, net                                                                        107,568             123,619
                                                                                ------------          ----------

      Total Assets                                                                  $529,923            $509,628
                                                                                ============          ==========



Liabilities and Shareholders' Equity

Current Liabilities

   Accounts payable                                                                $  42,497           $  40,723
   Accrued expenses                                                                   59,998              50,900
   Accrued income taxes                                                                1,872               1,563
   Current maturities of long-term obligations                                         5,186               4,582
                                                                                ------------           ---------
      Total Current Liabilities                                                      109,553              97,768


Long-Term Obligations                                                                183,955             173,263

Shareholders' Equity
   Preferred Shares (Authorized 300 shares; none outstanding)                              0                   0
   Common Shares (Authorized 100,000 shares; 28,724 and
      28,408 issued in 1997 and 1996, respectively)                                    7,182               7,103
   Class B Common Shares (Authorized 12,000 shares;
      1,438 and 1,442, issued and outstanding in
      1997 and 1996, respectively)                                                       359                 360
   Additional paid-in-capital                                                         74,954              71,143
   Retained earnings                                                                 167,649             167,561
   Adjustments to shareholders' equity                                                (6,506)               (833)
   Treasury shares (438 and 418 shares in

      1997 and 1996, respectively)                                                    (7,223)             (6,737)
                                                                                ------------           ----------
      Total Shareholders' Equity                                                     236,415             238,597
                                                                                ------------           ----------


     Total Liabilities and Shareholders' Equity                                     $529,923            $509,628
                                                                                ============          ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                                     Years Ended December 31,
                                                                                         1997             1996            1995
                                                                                     -----------------------------------------
                                                                                                       (In thousands)
      Operating Activities

      Net earnings                                                                    $ 1,563         $ 38,918        $ 32,165
      Adjustments  to reconcile  net earnings to net cash
        provided by operating activities:
                Non-recurring unusual charge, (non cash)                               40,226             -               -
                Depreciation and amortization                                          18,348           17,896          14,159
                Provision for losses on trade and installment receivables               1,411            1,546           1,379
                Provision for deferred income taxes                                   (18,867)            (596)        (3,321)
                Provision for other deferred liabilities                                2,546            2,658             728
      Changes in operating assets and liabilities:
                Increase in trade receivables                                        (13,265)           (5,937)        (10,028)
                (Increase)/decrease in inventories                                    (1,817)          (16,395)          3,102
                Increase in other current assets                                      (1,911)             (714)         (2,681)
                Increase/(decrease) in accounts payable                                 1,001            2,487          (1,427)
                Increase/(decrease) in accrued expenses                                 8,700           (5,540)         10,373
                                                                                ------------------------------------------------
             Net Cash Provided by Operating Activities                                 37,935           34,323          44,449

      Investing Activities

          Purchases of property and equipment                                        (38,485)          (22,553)        (11,173)
          Proceeds from sale of property and equipment                                    523               88             146
          Installment contracts written                                              (74,104)          (65,241)        (50,908)
          Payments received on installment contracts                                   67,265           47,742          40,705
          Marketable securities purchased                                             (4,018)           (3,416)         (4,307)
          Marketable securities sold                                                    4,140            2,274           4,927
          Business acquisitions, net of cash acquired                                 (3,997)          (24,860)        (31,019)
          (Increase)/decrease in other investments                                      4,316           (6,986)         (2,246)
          Increase in other long-term assets                                          (5,394)           (3,945)         (3,865)
          Other                                                                       (3,283)              519             961
                                                                                -------------------------------------------------
                    Net Cash Required for Investing Activities                        (53,037)         (76,378)        (56,779)


      Financing Activities
          Proceeds from revolving lines of credit and
            long-term  borrowings                                                      79,169          103,872          67,057
          Principal payments on revolving lines of credit,
            long-term debt and capital lease obligations                             (64,993)          (61,831)        (58,942)
          Proceeds from exercise of stock options                                       3,766            4,222           1,447
          Payment of dividends and rights plan redemption                             (1,475)           (1,457)           (968)
          Purchase of treasury stock                                                        0           (2,250)              0
                                                                                -------------------------------------------------
                    Net Cash Provided by Financing Activities                          16,467           42,556           8,594


          Effect of exchange rate changes on cash                                       (100)             (202)            509
                                                                                -------------------------------------------------


          Increase/(decrease) in cash and cash equivalents                              1,265              299          (3,227)

          Cash and cash equivalents at beginning of year                                4,431            4,132           7,359
                                                                                -------------------------------------------------
          Cash and cash equivalents at end of year                                  $   5,696        $   4,431        $  4,132
                                                                                =================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

INVACARE CORPORATION AND SUBSIDIARIES

(In thousands)                                                     1997                      1996                        1995
                                                                   ----                      ----                        ----
                                                            Shares       Amount       Shares        Amount       Shares    Amount
                                                            ------------------------------------------------------------------------
Common Shares:
    Balance at beginning of year                            28,408    $   7,103       24,589     $   6,148       22,289    $   5,573
    Conversion of Class B Common Shares
      to Common Shares                                           4            1        3,531           883        2,095          524
    Issuance of Common Shares for acquisition                    0            0            0             0           77           19
    Exercise of stock options                                  312           78          288            72          128           32
                                                           -------------------------------------------------------------------------
      Balance at end of year                                28,724    $   7,182       28,408     $   7,103       24,589    $   6,148
                                                           =========================================================================

Class B Common Shares:
    Balance at beginning of year                             1,442   $      360        4,973     $   1,243        7,068    $   1,767
    Conversion of Class B Common Shares
      to Common Shares                                          (4)          (1)      (3,531)         (883)      (2,095)       (524)
                                                           -------------------- ----------------------------------------------------

       Balance at end of year                                1,438   $      359        1,442    $      360        4,973    $   1,243
                                                           =========================================================================

Additional Paid-In-Capital:
    Balance at beginning of year                                       $ 71,143                   $ 66,890                 $  63,671
    Issuance of Common Shares for acquisition                                0                           0                     1,804
    Exercise of stock options                                             3,811                      4,253                     1,415
                                                           -------------------------------------------------------------------------
      Balance at end of year                                           $ 74,954                   $ 71,143                  $ 66,890
                                                           =========================================================================

Retained Earnings:
    Balance at beginning of year                                       $167,561                   $130,100                  $ 99,086
    Net earnings                                                          1,563                     38,918                    32,165
    Dividend of $.05000, $.05000 and $.03750 per Common
      Share in 1997, 1996 and 1995, respectively                         (1,475)                    (1,457)                  (1,078)
    Redemption of 1991 rights plan                                            0                          0                      (73)
                                                           -------------------------------------------------------------------------
      Balance at end of year                                           $167,649                   $167,561                 $ 130,100
                                                           =========================================================================

Adjustments to Shareholders' Equity:
    Balance at beginning of year                                    $     (833)                 $      993                $  (2,196)
    Foreign currency translation adjustment                             (6,074)                     (2,256)                    2,965
    Marketable securities holding gain/(loss), net of tax                  401                         430                       224
                                                           -------------------------------------------------------------------------
      Balance at end of year                                        $   (6,506)                $      (833)                $     993
                                                           =========================================================================


Treasury Shares:
    Balance at beginning of year                             (418)   $  (6,737)         (311)   $   (4,055)         (303)   $(3,894)
    Repurchase of treasury shares                             (20)        (486)         (107)       (2,682)           (8)      (161)
                                                           -------------------------------------------------------------------------
      Balance at end of year                                 (438)   $  (7,223)         (418)   $   (6,737)         (311)   $(4,055)
                                                           =========================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES

Nature of Operations: Invacare Corporation and its subsidiaries (the "company") is the leading home medical equipment manufacturer in the world based on its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care, retail and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, seating and positioning systems, motorized scooters, patient aids, home care beds, low air loss therapy products, home respiratory and ambulatory infusion pumps.

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

Reclassifications: Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the year ended December 31, 1997.

Recently Issued Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise classify items of other comprehensive income, as defined therein, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The company intends to comply with the provisions of this statement upon its required adoption in the first quarter of 1998, and does not anticipate a significant impact to the financial statements.

Also in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for reporting financial and descriptive information about operating segments. Under SFAS No. 131, information pertaining to the company's operating segments will be reported on the basis that is used internally for evaluating segment performance and making resource allocation determinations. Management is currently studying the potential effects of adoption of this statement, which is required in 1998.

Marketable Securities: Current marketable securities are stated at market value, and consist of short-term investments in repurchase agreements, government and corporate securities, certificates of deposit and equity securities. Marketable securities with original maturities of less than three months are treated as cash equivalents. The company has classified its marketable securities as available for sale. The securities are carried at their fair value and net unrealized holding gains and losses, net of tax, are carried as a component of shareholders' equity.

Inventories: Inventories are stated at the lower of cost or market with cost principally determined for domestic manufacturing inventories by the last-in, first-out (LIFO) method. Market costs are based on the lower of replacement cost or estimated net realizable value. Non-domestic inventories and domestic finished products purchased for resale ($46,255,000 and $52,188,000 at December 1997 and 1996, respectively) are stated at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method.

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

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

Research and Development: Research and development costs are expensed as incurred. The company's annual expenditures for product development and engineering were approximately $12,706,000, $11,060,000 and $9,002,000 for 1997,
1996 and 1995, respectively.

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

Net Earnings Per Share:  Effective  December 31, 1997, the Company  adopted
SFAS No. 128, "Earnings Per Share". Accordingly, basic earnings per share was computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding during the year. Diluted earnings per share was computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding plus the effects of dilutive stock options outstanding during the year. All earnings per share amounts shown for periods prior to adoption have been restated to conform to the provisions of SFAS No. 128.

Foreign Currency Translation: Substantially all the assets and liabilities of the company's foreign subsidiaries are translated into U.S. dollars at year end exchange rates. Revenues and expenses are translated at weighted average exchange rates. Gains and losses resulting from translation are included in the balance sheet caption "Adjustments to shareholders' equity".

Goodwill: The excess of the aggregate purchase price over the fair value of net assets acquired is amortized by use of the straight line method for periods ranging from 20 to 40 years. The accumulated amortization was $13,707,000 and $10,743,000 at December 31, 1997 and 1996, respectively. The carrying value of goodwill is reviewed at each balance sheet date to determine whether goodwill has been impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows at such time an impairment in value of goodwill has occurred. During 1997, $8,452,000 of goodwill was written off as part of the non-recurring and unusual charge. Based on the company's review as of December 31, 1997, no other impairment of goodwill was evident.

Advertising: Advertising costs are expensed as incurred and included in "Selling, general and administrative expenses". Advertising expenses amounted to $10,419,000, $12,049,000 and $8,972,000 for 1997, 1996 and 1995, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

RECEIVABLES

Trade receivables are net of allowances for doubtful accounts of $6,565,000 and $4,405,000 in 1997 and 1996, respectively.




Installment receivables as of December 31, 1997 and 1996 consist of the following:


                                                                      1997                                       1996
                                                                       Long-                                     Long-
      (In thousands)                                     Current        Term         Total        Current          Term       Total
                                                         --------------------------------------------------------------------------

      Installment receivables                            $61,020     $25,777       $86,797        $57,547       $24,598     $82,145
      Less:
           Unearned interest                              (4,585)     (2,264)       (6,849)        (4,828)       (2,877)     (7,705)
           Allowance for doubtful accounts                (7,137)     (1,477)       (8,614)          (724)         (349)     (1,073)
                                                         --------------------------------------------------------------------------
                                                         $49,298     $22,036       $71,334        $51,995       $21,372     $73,367
                                                         ==========================================================================

INVENTORIES

Inventories as of December 31, 1997 and 1996 consist of the following:


                                                                                        1997                1996
                                                                                --------------------------------
                                                                                            (In thousands)

                    Raw materials                                                   $ 23,704            $ 25,137
                    Work in process                                                   11,676              12,022
                    Finished goods                                                    40,328              41,775
                                                                                --------------------------------
                                                                                    $ 75,708            $ 78,934
                                                                                ================================

     Current cost exceeds the LIFO value of inventories by approximately $482,000 and $431,000 at December 31, 1997 and 1996, respectively.


PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 1997 and 1996 consist of the following:



                                                                                        1997                1996
                                                                                ---------------------------------
                                                                                         (In  thousands)

                    Land, buildings and improvements                                $ 40,026            $ 35,779
                    Machinery and equipment                                          111,959             104,297
                    Furniture and fixtures                                             9,649              10,693
                    Leasehold improvements                                             6,979               7,330
                                                                                --------------------------------
                                                                                     168,613             158,099
                    Less allowance for depreciation                                   78,036              80,269
                                                                                --------------------------------

                                                                                    $ 90,577            $ 77,830
                                                                                ================================

INVACARE CORPORATION AND SUBSIDIARIES

CURRENT LIABILITIES

Accrued expenses as of December 31, 1997 and 1996 consist of the following:


                                                                                        1997                1996
                                                                                ---------------------------------
                                                                                            (In thousands)
                    Accrued salaries and wages                                       $17,387            $ 19,715
                    Accrued warranty cost                                              6,385               6,052
                    Accrued product liability, current portion                         1,389               1,354
                    Other accrued items                                               24,210              21,594
                    Litigation settlement                                              4,500                   -
                    Plant relocation                                                   6,127               2,185
                                                                                --------------------------------

                                                                                    $ 59,998            $ 50,900
                                                                                ================================


ACQUISITIONS

In May, 1997 the company purchased all of the outstanding shares of Silcraft Corporation. Silcraft manufactures and distributes bath tubs, barrier-free showers and patient lifts for use primarily in extended-care facilities. In October, 1997 the company purchased all of the outstanding shares of Allied Medical Supply Corporation, a distributor of medical soft goods and disposables.

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

INVACARE CORPORATION AND SUBSIDIARIES

LEASES AND COMMITMENTS

The company leases a substantial portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms of up to 10 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 1997, the company is committed under non-cancelable operating leases which have initial or remaining terms in excess of one year and expire on various dates through 2005. Lease expenses were approximately $6,978,000 in 1997, $6,071,000 in 1996 and $4,725,000 in 1995.
Future minimum operating lease commitments as of December 31, 1997, are as follows:


                                                              Year                     Amount
                                                             --------------------------------
                                                                    (In thousands)
                                                              1998                   $  5,604
                                                              1999                      4,143
                                                              2000                      2,515
                                                              2001                      1,354
                                                              2002                      1,141
                                                        Thereafter                        902
                                                            ---------------------------------

                  Total Future Minimum Lease Payments                                $ 15,659
                                                            =================================

The amount of buildings and equipment capitalized in connection with capital leases was $4,301,000 and $4,680,000 at December 31, 1997 and 1996,
respectively. At December 31, 1997 and 1996, accumulated amortization was $1,851,000 and $1,545,000, respectively.


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


The company introduced a 401(k) Benefit Equalization Plan effective March 1, 1994 covering certain employees, which provides for retirement payments so that the total retirement payments equal amounts that would have been payable from the company's principal retirement plans if it were not for limitations imposed by income tax regulations.


Contribution expense for the above plans in 1997, 1996 and 1995 was $3,925,000, $3,703,000 and $2,406,000, respectively.

In 1995, the company introduced a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) effective May 1, 1995 for certain key executives to recapture benefits lost due to governmental limitations on qualified plan contributions. The projected benefit obligation related to this unfunded plan was $20,016,000 at December 31, 1997.
Pension expense for the plan was $923,000 in 1997 and $748,000 in 1996.

The company utilizes a Voluntary Employee Benefit Association (VEBA) to provide for the payment of self-funded employee health benefits for current employees. Contribution expense for each of 1997, 1996, and 1995 was $1,400,000.

INVACARE CORPORATION AND SUBSIDIARIES

SHAREHOLDERS' EQUITY TRANSACTIONS

At December 31, 1997, the company had 100,000,000 authorized Common Shares, without par value, and 12,000,000 authorized Class B Common Shares, without par value. In general, the Common Shares and the Class B Common Shares have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share, carry a 10% lower cash dividend rate and, in general, can only be transferred to family members. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis.

At December 31, 1997, the company had 300,000 shares of Serial Preferred Shares authorized, none of which were issued or outstanding. Serial Preferred Shares are entitled to one vote per share.


During 1994, the Board of Directors adopted and the Shareholders approved the 1994 Performance Plan (the "1994 Plan"). The 1994 Plan provides for the issuance of up to 2,000,000 Common Shares in connection with stock options and other awards granted under the Plan. The 1994 Plan allows the Compensation Committee (the "Committee") to grant incentive stock options, non-qualified stock options, stock appreciation rights, and stock awards (including the use of restricted stock). The Committee has the authority to determine the employees that will receive awards, the amount of the awards and the other terms and conditions of the awards. Payments of the stock appreciation rights may be made in cash, Common Shares or a combination thereof. There were no stock appreciation rights outstanding at December 31, 1997, 1996 or 1995. During 1997, the Committee, under the 1994 Plan, granted 582,250 non-qualified stock options for a term of ten years at 100% of the fair market value of the underlying shares on the date of grant.


The company also has a Stock Option Plan for non-employee Directors. The plan was approved May 27, 1992 and provides for the granting of up to a maximum of 100,000 options to eligible Directors. Directors will receive grants with exercise prices at 100% of the fair market value of the company's stock on the date of grant. At December 31, 1997 there were 5,883 options outstanding under this plan. During 1997, no options were granted under this plan.

The Plans have provisions for the cashless exercise of options. Under these provisions the company acquired 19,951 treasury shares for $486,000 in 1997, 16,430 treasury shares for $432,000 in 1996 and 8,350 treasury shares for $161,000 in 1995.

As of December 31, 1997, an aggregate of 8,304,512 shares was reserved for conversion of Class B Common Shares, future rights (as defined below) and the exercise and future grant of options.

The following summarizes the stock option transactions and related information under the company's stock option plans:

                                                                    Weighted                  Weighted                   Weighted
                                                                     Average                   Average                    Average
                                                                    Exercise                  Exercise                   Exercise
                                                           1997        Price        1996        Price             1995     Price
                                                      ---------------------------------------------------------------------------
           Options outstanding at January 1,         2,758,587        $12.12     2,691,902       $9.81    2,357,304         $7.95
           Granted                                     582,250         25.13       401,908       24.77      487,600         18.47
           Exercised                                  (311,575)         6.22      (288,101)       7.27     (127,973)         6.78
           Canceled                                    (61,500)        23.01       (47,122)      17.53      (25,029)        12.48
                                                     ------------------------------------------------------------------------------
           Options outstanding at December 31,       2,967,762        $15.05     2,758,587      $12.12    2,691,902         $9.81
                                                     ==============================================================================


           Options price range at December 31,      $     2.13                  $     2.13                $    1.56
                                                            to                          to                       to
                                                    $    26.75                  $    26.75                $   25.25


           Options exercisable at December 31,       1,872,552                   1,793,289                1,651,406
           Options available for grant at
               December 31,                            572,839                   1,095,239                1,462,897

INVACARE CORPORATION AND SUBSIDIARIES

The company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the company's stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996, consistent with the provisions of SFAS 123, the company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                  (In thousands except per share data)                             1997               1996               1995

                  -----------------------------------------------------------------------------------------------------------
                  Net earnings - as reported                                   $  1,563          $  38,918          $  32,165
                  Net earnings/(loss) - pro forma                                  (234)         $  37,725          $  31,617

                  Earnings per share as reported - basic                       $    .05          $    1.33          $    1.10
                  Earnings per share as reported - assuming dilution           $    .05          $    1.28          $    1.07

                  Pro forma earnings per share - basic                         $   (.01)         $    1.29          $    1.09
                  Pro forma earnings per share - assuming dilution             $   (.01)         $    1.24          $    1.05

The assumption regarding the stock options issued in 1997 and 1996 was that 25% of such options vested in the year following issuance. The stock options awarded during the year provided a four year vesting period whereby options vest equally in each year. SFAS 123's pro forma disclosure is prospective, as retroactive application is prohibited. Therefore, since compensation expense associated with an award is recognized over the vesting period, pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in the income statement. Furthermore, current and prior years pro forma disclosures may be adjusted for forfeitures of awards that will not vest because service or employment requirements have not been met.


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 1.48%; expected volatility of 33.9%; risk-free interest rate of 6.2%; and an expected life of
6.5 years. The weighted-average present value of options granted during the year, per the Black-Scholes model based on the expected exercise year of 2004, is $9.69.


The plans provide that shares granted come from the company's authorized but unissued or reacquired common stock. Pursuant to the plan, the Committee has established that the 1997 grants may not be exercised within one year from the date of grant and options must be exercised within ten years from the date granted. The weighted-average remaining contractual life of options outstanding at December 31, 1996 is 6.54 years.

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

INVACARE CORPORATION AND SUBSIDIARIES

NET INCOME PER COMMON SHARE

Net income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 adopted for the quarter ended December 31, 1997. All net income per share amounts shown for periods prior to adoption have been restated to conform to the provisions of SFAS No. 128. For the period ended December 31, 1997, there was no effect on net income per share from SFAS No. 128. Net income per share-basic increased by $.05 and $.03 for the periods ended December 31, 1996 and 1995 respectively, over the previous method of computing net income per share.

                                                                                1997                   1996              1995
                                                                      --------------------------------------------------------
                                                                                  (In thousands except per share data)
               Basic
                  Average common shares outstanding                           29,569                 29,332            29,128

                  Net income                                               $   1,563              $  38,918         $  32,165

                  Net income per common share                              $     .05              $    1.33         $    1.10

               Diluted
                  Average common shares outstanding                           29,569                 29,332            29,128
                  Stock options                                                  805                  1,061               949
                                                                      ---------------------------------------------------------
                  Average common shares assuming dilution                     30,374                 30,393            30,077

                  Net income                                               $   1,563              $  38,918         $  32,165

                  Net income per common share                              $     .05              $    1.28         $    1.07




LONG-TERM OBLIGATIONS

Long-term obligations as of December 31, 1997 and 1996 consist of the following:

                                                                                           1997             1996
                                                                                 -------------------------------
                                                                                             (In thousands)
$25,000,000 senior notes at 7.45%, mature in February 2003                            $  21,429        $  25,000

Revolving credit agreement ($200,000,000 multi-currency) at .14% to
 .32% above local interbank offered rates                                                      0          135,723

Revolving credit agreement ($425,000,000 multi-currency) at .185% to .375%
above local interbank offered rates, expires October 31, 2002                           147,231                0

Notes payable to banks and other third parties                                            3,346            1,474

Notes and mortgages payable, secured by buildings and equipment                           3,064            3,432

Capitalized lease obligations                                                             2,466            3,150

Product liability                                                                         5,383            4,774

Other                                                                                     6,222            4,292
                                                                                --------------------------------
                                                                                        189,141          177,845
          Less current maturities of long-term obligations                                5,186            4,582
                                                                                --------------------------------
                                                                                       $183,955         $173,263
                                                                                ================================

INVACARE CORPORATION AND SUBSIDIARIES

In 1993, the company completed a private placement of $25,000,000 in senior notes at 7.45% which contain covenants similar to the revolving credit agreement described below. At December 31, 1997, $79,378,000 of retained earnings is available for dividends. The notes are due in 2003 and require principal payments of $3,571,429 per year beginning in 1997.

During 1997, the company terminated the $200,000,000 multi-currency revolving credit agreement and entered into a $425,000,000 multi-currency revolving credit agreement with a group of commercial banks, which expires on October 31, 2002, or such later date as mutually agreed upon by the company and the banks. The borrowing rates under the agreement are determined based on the funded debt to capitalization ratio of the company as defined in the agreement and range from
 .185% to .375% above the various interbank offered rates. The agreement requires the company to maintain certain conditions with respect to net worth, funded debt to capitalization, and interest coverage as defined in the agreement.

In September 1997, the company fixed the interest rate on 7,500,000 of its New Zealand dollar borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 7.30% for a five year term. As of December 31, 1997 and 1996, the weighted average floating interest rate on the New Zealand dollar debt was 8.10% and 9.97%, respectively.

In July 1997, the company fixed the interest rate on 50,000,000 of its French franc borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 4.14% for a three year term. As of December 31, 1997 and 1996, the weighted average floating interest rate on the French franc debt was 3.66% and 4.43%, respectively.

In May 1997, the company fixed the interest rate on $15,000,000 of its U.S. dollar borrowings through two interest rate swap agreements. Each agreement is for $7,500,000 U.S. dollars. The effect of the swaps is to exchange a short-term floating interest rate for a fixed rate of 6.18% for a two year term, extendible for an additional year at the counterparty's option in one agreement and 6.285% for a three year term in the other agreement. As of December 31, 1997 and 1996, the weighted average floating interest rate on the U.S. dollar debt was 5.90% and 5.82%, respectively.

In August 1996, the company fixed the interest rate on 7,500,000 of its New Zealand dollar borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 8.75% for a two year term.

In May 1995, the company fixed the interest rate on $10,000,000 of its U.S. dollar borrowings through two interest rate swap agreements. Each agreement is for $5,000,000 U.S. dollars. The effect of the swaps is to exchange a short-term floating interest rate for a fixed rate of 6.1725% for a three year term in one agreement and 6.38% for a five year term in the other agreement.

Also in May 1995, the company fixed the interest rate on 7,500,000 of its Canadian dollar borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 7.245% for a three year term. As of December 31, 1997 and 1996, the weighted average floating interest rate on the Canadian dollar debt was 3.76% and 5.29% respectively.

In March 1993, the company fixed the interest rate on 50,000,000 of its French franc borrowings through an interest rate swap agreements. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 7.48% for a five-year term.

Notes payable to banks and other third parties consists of borrowings by the company and its subsidiaries under term lending arrangements for certain assets or licensing or service contracts.

The notes and mortgages payable financed the purchase of certain buildings and equipment which secure the obligations. The notes and mortgages payable bear interest at rates from 4.3% to 10.4 % and mature through 2003.

The capital leases at December 31, 1997 are principally for a manufacturing facility and computer systems, with payments due through 2007.

INVACARE CORPORATION AND SUBSIDIARIES

The company is self-insured for a portion of its product liability and certain other liability exposures. Product liability for domestically manufactured products is insured through the company's captive insurance company, which insures the first $2,000,000 per claim or annual policy aggregate losses of $3 million. The company also has additional layers of coverage insuring up to $78,000,000 in annual aggregate losses arising from individual losses that exceed $2,000,000 or annual policy aggregate losses of $3 million of the company's domestic product liability exposure.

The aggregate minimum combined maturities of long-term obligations are approximately $5,186,000 in 1998, $5,452,000 in 1999, $5,688,000 in 2000,
$5,781,000 in 2001,  $162,612,000  in 2002 and $4,421,000  thereafter.  Interest paid on borrowings was $10,612,000, $10,213,000 and $8,982,000 in 1997, 1996 and
1995, respectively.


INCOME TAXES

Earnings/(loss)before income taxes consist of the following:

                                                                     1997                1996              1995
                                                                 ----------------------------------------------
                                                                                  (In thousands)
                          Domestic                               $ 10,734             $58,182           $46,062
                          Foreign                                  (5,511)              5,586             5,783
                                                                -----------------------------------------------

                                                                $   5,223             $63,768           $51,845
                                                                ===============================================


The company has provided for income taxes as follows:

                                                                     1997                 1996            1995
                                                                ----------------------------------------------
                                                                                 (In thousands)
                          Current:
                             Federal                              $18,030             $19,840           $16,340
                             State                                  2,800               3,800             3,490
                             Foreign                                1,250               2,370             2,980
                                                                -----------------------------------------------
                                                                   22,080              26,010            22,810


                          Deferred:
                             Federal                              (13,320)             (1,330)           (1,300)
                             State                                 (2,400)                  0                 0
                             Foreign                               (2,700)                170            (1,830)
                                                                ------------------------------------------------
                                                                  (18,420)            (1,160)            (3,130)
                                                                ------------------------------------------------
                          Income Taxes                           $  3,660             $24,850           $19,680
                                                                ================================================

     At December 31, 1997, the company had foreign tax loss carryforwards of approximately $2,100,000 of which $1,900,000 are non-expiring and $200,000 expire between 2000 and 2003.

     The  company  made  income tax  payments of  $19,907,000,  $26,686,000  and
$19,528,000   during  the  years  ended  December  31,  1997,   1996  and  1995,
respectively.

INVACARE CORPORATION AND SUBSIDIARIES

A reconciliation to the effective income tax rate from the federal statutory rate follows:

                                                                     1997                 1996                1995
                                                                  ------------------------------------------------
            Statutory federal income tax rate                         35.0%                35.0%               35.0%
            State and local income taxes, net of
              federal income tax benefit                               5.0                  3.9                 4.4
            Tax credits                                              (23.0)                (1.9)               (1.9)
            Goodwill                                                  59.3                  1.7                 1.6
            Other, net                                                (6.2)                 0.3                (1.1)
                                                                  -------------------------------------------------

                                                                      70.1%                39.0%               38.0%
                                                                  =================================================

Significant components of deferred income tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                                            1997             1996
                                                                        --------------------------
                                                                                   (In thousands)
            Current deferred income tax assets, net:
                 Bad debt                                                $ 4,030          $ 1,520
                 Warranty                                                  1,656            1,369
                 Inventory                                                 1,988              684
                 Other accrued expenses and reserves                       4,442              451
                 State and local taxes                                     1,387            1,305
                 Litigation reserves                                       2,258                0
                 Compensation and benefits                                 3,347            1,703
                 Product liability                                           289              191
                 Loss carryforwards                                           36              408
                 Other, net                                                 (578)            (450)
                                                                      ---------------------------
                                                                        $ 18,855          $ 7,181
                                                                      ---------------------------
            Long-term deferred income tax assets (liabilities), net:
                 Fixed assets                                           $  1,653          $(1,877)
                 Product liability                                         1,155              717
                 Loss carryforwards                                          726            1,051
                 Compensation and benefits                                 1,645              868
                 State and local taxes                                     2,400                0
                 Other, net                                                 (417)            (447)

                                                                       $   7,162          $   312
                                                                      ---------------------------

            Net Deferred Income Taxes                                   $ 26,017          $ 7,493
                                                                      ===========================

RELATED PARTY TRANSACTIONS

The company purchased 90,000 shares of Invacare Common Stock at $25.00 per share in 1996, which approximated the fair value at time of purchase, from a charitable trust in which the Chairman and Chief Executive Officer of the company has a reversionary interest. The total cost of the shares was $2,250,000 and was added to the treasury shares of the company.

INVACARE CORPORATION AND SUBSIDIARIES

INTERIM FINANCIAL INFORMATION (UNAUDITED)


                                                                                QUARTER ENDED
                                                                        (In thousands, except per share data)

                         1997                           March 31,       June 30,      September 30,*      December 31,
      ----------------------------------------------------------------------------------------------------------------
      Net sales                                          $151,524        $ 164,992         $ 166,144         $ 170,754
      Gross profit                                         44,218           51,488            49,570            53,102
      Earnings before income taxes                         11,830           16,417           (28,620)            5,596
      Net earnings/(loss)                                   7,220           10,017           (19,060)            3,386
      Net earnings per share - basic                          .24              .34              (.64)              .11
      Net earnings per share - assuming dilution              .24              .33              (.64)              .11



                         1996                           March 31,         June 30,     September 30,      December 31,
      ----------------------------------------------------------------------------------------------------------------
      Net sales                                         $ 134,461        $ 159,169         $ 158,146         $ 167,722
      Gross profit                                         41,627           51,355            53,204            55,287
      Earnings before income taxes                          9,937           15,898            17,446            20,487
      Net earnings                                          6,062            9,698            10,646            12,512
      Net earnings per share - basic                          .21              .33               .36               .43
      Net earnings per share - assuming dilution              .20              .32               .35               .41


     * The company has restated the previously issued third quarter 1997 financial statements. The restatement was issued to reflect a reduction in the
non-recurring   and unusual charge  taken in the third quarter, to reallocate a portion of the charge to the fourth quarter, and to reflect changes in estimates
 .

BUSINESS SEGMENTS

The company operates in one business segment, durable medical equipment. Geographic information for each of the three years ended December 31, is as follows

                                                             Other        Total
                                                             North        North
                                           Domestic       American     American       European          Total
                                           ------------------------------------------------------------------
                                                                     ( In  thousands)
 1997
 Net sales                                $ 478,040      $  49,697    $ 527,737      $ 125,677      $ 653,414
 Earnings/(loss)before income taxes (a)      12,038          2,098       14,136         (8,913)         5,223
 Assets                                     368,424         55,876      424,300        105,623        529,923
 Liabilities                                195,017         43,077      238,094         55,414        293,508


1996
 Net sales                                $ 435,171      $  49,557    $ 484,728      $ 134,770      $ 619,498
 Earnings before income taxes                56,603         3,507        60,110          3,658         63,768
 Assets                                     325,978         60,759      386,737        122,891        509,628
 Liabilities                                155,507         47,864      203,371         67,660        271,031


1995
 Net sales                                $ 353,340      $  34,154    $ 387,494     $  116,538      $ 504,032
 Earnings before income taxes                46,930         (2,842)      44,008          7,757         51,845
 Assets                                     227,003         56,974      283,977        124,773        408,750
 Liabilities                                 96,129         43,718      139,847         67,584        207,431



(a) Earnings before income taxes in 1997 include a non-recurring and unusual charge which reduced Domestic, Other North American and European earnings by $49,648, $1,217 and $10,174, respectively.

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

Eliminated from above net sales for 1997, 1996 and 1995 were $11,490,000, $13,122,000 and $11,296,000, respectively, of sales by North American subsidiaries to European subsidiaries and $747,000, $883,000 and $1,005,000, respectively, of sales by European subsidiaries to North American subsidiaries. Sales between geographic areas are based on the costs to manufacture plus a reasonable profit element.


CONCENTRATION OF CREDIT RISK

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. To further assist dealers in reducing their cash requirements for inventory and rental equipment, the company provides various financing options for certain types of products through Invacare Credit Corporation "ICC". In a typical financing arrangement, the company sells the equipment on a financing contract to the dealer for periods ranging from 6 to 51 months. The company also introduced a revolving credit agreement, known as Invacard, which provides an additional financing option to our dealer base. In addition, the majority of these transactions are secured with a UCC-1 filing purchase money securities and/or personal guarantees. At this time, all ICC note obligations are serviced and managed by the company. The note obligations are not sold to third parties. Substantially all of the company's receivables are due from health care and medical equipment dealers located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, are ultimately funded through government reimbursement programs such as Medicare and Medicaid. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. Credit losses are provided for in the financial statements. During 1997, due primarily to the effects of the Balanced Budget Act on Medicare Reimbursements, a bad debt provision of $10,793,000 was recorded as part of the non-recurring and unusual charge. There can be no assurance that further changes in reimbursement programs will not lead to additional future losses.

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

INVACARE CORPORATION AND SUBSIDIARIES

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


Other investments: The company has made other investments in limited partnerships and non-marketable equity securities. These investments were acquired in private placements and there are no quoted market prices or stated rates of return. It is not practicable to estimate the fair value of these investments because of the limited information available and because of the significance of the cost to obtain an outside appraisal. The investments are carried at their cost of $9,178,000 in 1997 and $10,384,000 in 1996 and are accounted for using the cost method.


The carrying amounts and fair values of the company's financial instruments at December 31, 1997 and 1996 are as follows:



                                                                               1997                                 1996
                                                                      Carrying          Fair            Carrying          Fair
                                                                        Value         Value               Value         Value
                                                                   ----------------------------------------------------------
                                                                                             ( In thousands)
                Cash and cash equivalents                          $    5,696    $    5,696          $    4,431    $    4,431
                Marketable securities                                   4,518         4,518               9,642         9,642
                Installment receivables                                71,334        71,334              73,367        73,367
                Long-term debt (including current                     175,070       175,549             165,629       165,622
                maturities)
                Interest rate swaps (fair value liability)                 -            356                   -           768

Forward Contracts: The company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The company does not use derivative financial instruments for speculative purposes.

The gains and losses that result from the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. At December 31, 1997 and 1996, the gain resulting from forward contracts was not material to the financial statements.

The following table represents the fair value of all outstanding forward contracts at December 31, 1997 and 1996. The valuations are based on market rates. All forward contracts noted below mature before May, 1998 and March, 1997 respectively.

                                                                                                         December 31, 1997
                                                                               Cost                                Market Value
                       U.S. dollar (In thousands)                        (Buy)/Sell           Gain/(Loss)            (Buy)/Sell
                       -------------------------------------- --- ------------------ --------------------- ---------------------

                       British pound                                           $525                 $ (1)                  $524
                       New Zealand dollar                                     1,670                    75                 1,745
                       U.S. dollar                                          (2,250)                    45               (2,205)

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                                    December 31, 1996
                                                                               Cost                                Market Value
                       U.S. dollar (In thousands)                        (Buy)/Sell           Gain/(Loss)            (Buy)/Sell
                       -------------------------------------- --- ------------------ --------------------- ---------------------

                       Australian dollar                                   $     36               $     -              $     36
                       British pound                                             86                     4                    90
                       New Zealand dollar                                     1,000                    12                 1,012
                       New Zealand dollar                                    (1,881)                    2               (1,879)


Non-Recurring and Unusual Charge: In 1997, the company announced a non-recurring and unusual charge of 61,039,000 ($38,839,000 or $1.28 diluted per share after tax) for the acceleration of certain strategic initiatives and other items. The charge was recorded in accordance with the Financial Accounting Standards Board's (FASB's) and the Securities and Exchange Commission's (SEC's) accounting pronouncements, including the Emerging Issues Task Force (EITF) 94-3. The charge included global manufacturing facility consolidations including the termination of approximately 440 employees, the elimination of certain non-strategic product lines, asset write downs related to global systems initiatives, principally as a result of changes in project scope, an increase in the company's bad debt reserve, other asset write-downs and an increase in reserves for litigation.


The charge increased cost of products sold by approximately $3,391,000 and selling, general and administrative expenses by approximately $27,787,000.


Management believes that this program will allow the company to more quickly lower its operating cost structure in light of the current and projected competitive environment. The program is anticipated to be substantially completed in 1998.


The following table summarizes the non-recurring and unusual charge activity through December 31, 1997:


                                                                                                      Amounts             Balance
                                              Charge Q3 1997    Charge Q4 1997   Total Charge      Utilized as of      December 31,
                                                                                      1997         Dec. 31, 1997             1997
                                              -------------     --------------   ------------      --------------     -------------
Facility consolidations and elimination of
 product lines                                  13,104,000        7,233,000           20,337,000         8,480,000       11,857,000
Systems initiatives                              6,335,000        1,121,000            7,456,000         7,456,000                0
Provision for doubtful accounts                  6,887,000        3,406,000           10,293,000         4,423,000        5,870,000
Asset write downs and litigation reserve        19,756,000        3,197,000           22,953,000        14,371,000        8,582,000
                                                ----------        ---------           ----------      ------------      -----------

     Total                                      46,082,000       14,957,000           61,039,000        34,730,000       26,309,000
                                                ==========       ==========           ==========        ==========       ==========


SUBSEQUENT EVENT (UNAUDITED)

On December 17, 1997, Invacare Corporation entered into an Agreement and Plan of Merger with Inva Acquisition Corp., a Massachusetts corporation and a wholly-owned subsidiary of Invacare, and Suburban Ostomy Supply Co., Inc., a Massachusetts corporation, providing for the acquisition by Invacare of all of the stock of Suburban. Suburban was a NASDAQ-listed direct marketing wholesaler of medical supplies and related products to the home health care industry.


Pursuant to the Merger Agreement, Inva Acquisition Corp. commenced a tender offer on December 22, 1997 for all of the outstanding shares of common stock of Suburban for $11.75 per share in cash. On January 23, 1998, Inva Acquisition Corp. acquired approximately 99.5% of Suburban's outstanding shares pursuant to the tender offer. Subsequently, on January 28, 1998, Suburban was merged with and into Inva Acquisition Corp. with Inva Acquisition Corp. as the surviving corporation. Inva Acquisition Corp. then changed its name to "Suburban Ostomy Supply Co., Inc.". Effective upon consummation of the Merger, each remaining share of Suburban common stock that was not tendered now represents the right to receive $11.75 in cash. The shares of Suburban common stock have been de-listed and de-registered and may no longer be transferred. The purchase price paid for all of the equity of Suburban acquired pursuant to the Merger Agreement was $131,826,000.

INVACARE CORPORATION AND SUBSIDIARIES

Funds were obtained from cash on hand and from existing credit agreements. Invacare and certain of its subsidiaries are parties to a five year Loan Agreement dated November 18, 1997, with a group of lenders represented by NBD Bank, as Agent and KeyBank National Association, as Co-Agent (the "Loan Agreement"). The Loan Agreement established a revolving credit facility providing Invacare with a maximum availability (including letters of credit) of $360,000,000. The Loan Agreement was subsequently amended as of December 23, 1997 to increase the maximum availability to $425,000,000. Subsequent to year end, the company completed a private placement of $100,000,000 in senior notes. The proceeds were used to pay down revolving credit debt incurred to fund the acquisition.

Suburban uses its equipment and other assets to direct market a wide range of medical supplies and related products to the home health care industry. Invacare intends to continue to utilize the assets acquired in this transaction in substantially the same manner as they were employed prior to the acquisition.

Contingencies

In 1997, the company provided for potential settlements of several intellectual property lawsuits that were diverting management's time and attention. While the company believes it would eventually have been successful in defending itself against these suits, the legal fees and distractions to management lead to the decision to settle these suits. At the date of this filing, the company settled three cases for a total of $8.4million.

INVACARE CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                COL. A         COL. B         COL. C                COL. D            COL.E
                                             ----------      --------         -------               -------         ------
                                                                                  ADDITIONS

                                               Balance      Charged           Charged To                        Balance
                                                    At           To              Other                              At
                                              Beginning     Cost And           Accounts          Deductions-     End Of
          Description                         Of Period     Expenses           Describe            Describe      Period
-----------------------------------------------------------------------------------------------------------------------------
                                                                   (In thousands)
Year Ended December 31, 1997

Deducted from asset accounts --
     Allowance for doubtful accounts           $5,478      $15,942                 $    75(C)    $6,316(A)      $15,179


     Inventory obsolescence reserve             4,963        1,650                   -            1,826(B)       4,787

Accrued warranty cost                           6,052        4,931                      -         4,598(B)       6,385


Accrued product liability                       6,128        3,218                      -         2,574(D)        6,772

Year Ended December 31, 1996

Deducted from asset accounts --
     Allowance for doubtful accounts           $4,771       $2,397                 $   183(C)    $1,873(A)       $5,478

     Inventory obsolescence reserve             5,274        2,883                     689(C)     3,883(B)        4,963

Accrued warranty cost                           5,745        5,154                     363(C)     5,210(B)        6,052

Accrued product liability                       4,165        5,251                       -        3,288(D)        6,128

Year Ended December 31, 1995

Deducted from asset accounts --
     Allowance for doubtful accounts           $4,540       $3,419                $    163(C)    $3,351(A)       $4,771

     Inventory obsolescence reserve             3,491        4,158                     510(C)     2,885(B)        5,274

Accrued warranty cost                           4,554        4,689                      64(C)     3,562(B)       5,745

Accrued product liability                       3,604        2,080                      -         1,519(D)        4,165

NOTE (A)--Uncollectible accounts written off, net of recoveries.

NOTE (B)--Amounts written off or payments incurred.

NOTE (C)--Amounts recorded due to acquisition of subsidiaries.

NOTE (D)--Loss and loss adjustment expense.