Form 10-Q/A
period 1998-03-30
INVACARE CORP
filed 1998-03-31
CIK 742112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended          September 30, 1997
                               ----------------------------------------

         Commission File Number                      0-12938

                              Invacare Corporation
             (Exact name of registrant as specified in its charter)

                           Ohio                                 95-2680965
         (State or other jurisdiction of        (IRS Employer Identification No)
         incorporation or organization)

              One Invacare Way, P.O. Box 4028, Elyria, Ohio 44036
                    (Address of principal executive offices)

                                 (216) 329-6000
              (Registrant's telephone number, including area code)

                  899 Cleveland Street, P.O. Box 4028, Elyria,
                 Ohio 44036 (Former name, former address and former fiscal year, if change since last report)

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

Part II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K....................................12

SIGNATURES...................................................................12

Part I.  FINANCIAL INFORMATION
Item 1.           Financial Statements

                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)


                                                                              As Amended
                                                                           September 30,        September 30,         December 31,
                                                                                    1997                 1997                 1996
                                                                           -------------------------------------------------------
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                             $   5,427             $  5,427            $   4,431
         Marketable securities                                                     3,141                3,141                3,569
         Trade receivables, net                                                  108,221              108,384              105,432
         Installment receivables, net                                             48,591               51,004               51,995
         Inventories                                                              68,949               66,642               78,934
         Deferred income taxes                                                    17,992               21,873                7,181
         Other current assets                                                      6,240                6,625                7,178
                                                                          --------------------------------------------------------
                  TOTAL CURRENT ASSETS                                           258,561              263,096              258,720

OTHER ASSETS                                                                      53,844               51,776               49,459
PROPERTY AND EQUIPMENT, NET                                                       84,157               78,115               77,830
GOODWILL, NET                                                                    106,381              110,698              123,619
                                                                           -------------------------------------------------------
                  TOTAL ASSETS                                                  $502,943             $503,685             $509,628
                                                                           =======================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                                      $  46,760             $ 45,726            $  40,723
         Accrued expenses                                                         59,730               72,644               50,900
         Accrued income taxes                                                      2,457                2,457                1,563
         Current maturities of long-term obligations                               4,667                4,667                4,582
                                                                           -------------------------------------------------------
                  TOTAL CURRENT LIABILITIES                                      113,614              125,494               97,768

LONG-TERM OBLIGATIONS                                                            163,900              163,900              173,263

DEFERRED INCOME TAXES                                                            (5,578)               (7,528)                   0

SHAREHOLDERS' EQUITY
         Preferred shares                                                              0                    0                    0
         Common shares                                                             7,154                7,154                7,103
         Class B common shares                                                       359                  359                  360
         Additional paid-in-capital                                               73,823               73,823               71,143
         Retained earnings                                                       164,636              155,448              167,561
         Adjustment to shareholders' equity                                      (7,742)               (7,742)                (833)
         Treasury shares                                                         (7,223)               (7,223)              (6,737)
                                                                           --------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                             231,007               221,819              238,597
                                                                           --------------------------------------------------------

                  TOTAL LIABILITIES
                     AND SHAREHOLDERS' EQUITY                                   $502,943             $503,685             $509,628
                                                                          =========================================================

See notes to condensed consolidated financial statements.

                                                            INVACARE CORPORATION AND SUBSIDIARIES
                                                 Condensed Consolidated Statement of Earnings - (unaudited)

                                                        Three Months Ended                           Nine Months Ended
                                                             September 30,                                September 30,
                                                                       (In thousands, except per share data)

                                                      As Amended                               As Amended
                                                        1997         1997         1996          1997         1997             1996
                                                       -----         ----         ----          ----         ----             ----
Net sales                                               $166,144     $166,144     $158,146       $482,660   482,660         $451,776

Cost of products sold                                    116,574      113,685      104,942        337,384   334,495          305,590
                                                  ---------------------------------------------------------------------------------

    GROSS PROFIT                                          49,570       52,459       53,204        145,276   148,165          146,186

Selling, general and administrative expenses              55,541       34,234       35,181        121,450   100,143          101,243
Non-recurring unusual items*                              21,886       61,100                      21,886    61,100                -
                                                  ----------------------------------------------------------------------------------
                                                                                         -

    INCOME FROM OPERATIONS                              (27,857)      (42,875)      18,023            1,940        (13,078)   44,943


Net interest income (expense)                              (763)         (763)       (577)           (2,313)        (2,313)  (1,662)
                                                  ----------------------------------------------------------------------------------



    EARNINGS BEFORE INCOME TAXES                        (28,620)      (43,638)      17,446            (373)        (15,391)   43,281

Income taxes                                              (9,560)     (15,390)       6,800            1,450         (4,380)   16,875
                                                  ---------------------------------------------------------------------------------

    NET EARNINGS                                        $(19,060)    $(28,248)   $ 10,646        $ (1,823)      $ (11,011)  $ 26,406
                                                   ================================================================================

         NET EARNINGS PER SHARE                     $      (.64)     $(.93)      $    .35        $   (.06)      $     .36   $   .87
                                                   ================================================================================
     DIVIDEND DECLARED PER COMMON SHARE             $     .0125      $.0125      $   .0125       $  .0375       $    .0375  $ .0375
                                                   ================================================================================

     WEIGHTED AVERAGE SHARES OUTSTANDING                 29,580      30,362         30,453         30,355           30,355   30,387
                                                   ================================================================================

* Exclusive of $2,889 charged to cost of products sold and $21,307 charged to selling general and administrative expenses for the restated three and nine months ended September 30, 1997.

See notes to condensed consolidated financial statements.

                                           INVACARE CORPORATION AND SUBSIDIARIES
                                 Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                           Nine Months Ended September 30,
                                                                                   As Amended
                                                                                      1997              1997          1996
                                                                                      ----              ----          ----
                                                                                                  (In thousands)
OPERATING ACTIVITIES
         Net earnings                                                                   $(1,823)      $(11,011)      $26,406
         Adjustments to reconcile net earnings to
              net cash required by operating activities:
                 Non-recurring unusual charge                                             29,712         38,900            0
              Depreciation and amortization                                               13,813         13,813       13,220
              Provision for losses on receivables                                          2,018          2,018        1,507
              Provision for deferred income taxes                                          (170)          (170)        (341)
              Provision for other deferred liabilities                                     2,242          2,242        1,954
         Changes in operating assets and liabilities:
              Trade receivables                                                         (10,249)       (10,249)          980
              Inventories                                                                  4,582          4,582      (16,607)
              Other current assets                                                         (390)           (390)       1,535
              Accounts payable                                                             6,367          6,367        4,884
              Accrued expenses                                                           (5,311)        (5,311)      (6,517)
                                                                                         -------        -------      -------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                               40,791         40,791       27,021
INVESTING ACTIVITIES
         Purchases of property and equipment                                             (26,698)       (26,698)     (15,689)
         Proceeds from sale of property and equipment                                        331            331          102
         Installment sales contract written                                             (54,299)        (54,299)     (46,062)
         Payments received on installments sales contracts                                48,563         48,563       34,779
         Marketable securities purchased                                                 (3,529)         (3,529)      (1,153)
         Marketable securities sold                                                        3,990          3,990          175
         Increase in other investments                                                     4,636          4,636       (3,734)
         Increase in other long term assets                                              (6,684)         (6,684)      (2,616)
         Business acquisitions, net of cash acquired                                     (1,938)         (1,938)     (24,860)
         Other                                                                             (415)           (415)      (1,472)
                                                                                        ---------       --------    --------
              NET CASH REQUIRED BY INVESTING ACTIVITIES                                 (36,043)       (36,043)     (60,530)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                 37,855         37,855       73,175
         Principal payments on revolving lines of credit, long-term debt
              and capital lease obligations                                             (42,877)       (42,877)      (38,717)
         Proceeds from exercise of stock options                                           2,607          2,607        3,522
         Dividends paid                                                                  (1,102)        (1,102)       (1,093)
         Purchase of treasury stock                                                            0              0       (2,250)
                                                                                         -------        -------      -------
                       NET CASH (REQUIRED)/PROVIDED BY FINANCING
ACTIVITIES                                                                               (3,517)         (3,517)      34,637
Effect of exchange rate changes on cash                                                    (235)           (235)        (209)
Increase (decrease) in cash and cash equivalents                                             996            996          919
Cash and cash equivalents at beginning of period                                           4,431          4,431        4,132
                                                                                         --------       -------      -------
Cash and cash equivalents at end of period                                               $ 5,427        $ 5,427      $ 5,051
                                                                                         =======        =======      =======

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

Statement of Cash Flows -- The company made payments (in thousands) of :

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                            1997                    1996
                                                                           -----                   ----
         Interest                                                         $8,559                  $7,462
         Income Taxes                                                     17,522                  21,330


Inventories -- Inventories consist of the following components (in thousands):

                                                                   September 30,            December 31,
                                                                            1997                    1996
         Raw materials                                                  $ 20,044                $ 25,137
         Work in process                                                  10,346                  12,022
         Finished goods                                                   38,559                  41,775
                                                                     -----------               ---------
                                                                       $ 68,949                 $ 78,934
                                                                       =========                ========


The inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment -- Property and equipment consist of the following (in thousands):


                                                                   September 30,            December 31,
                                                                            1997                    1996
         Land, buildings and improvements                              $  35,385               $  35,779
         Machinery and equipment                                         109,120                 104,297
         Furniture and fixtures                                           10,825                  10,693
         Leasehold improvements                                            6,858                   7,330
                                                                      ----------                 -------
                                                                         162,188                 158,099
         Less allowance for depreciation                                 (78,031)                (80,269)
                                                                      -----------                --------
                                                                     $   84,157               $   77,830
                                                                     ===========              ==========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NON-RECURRING and UNUSUAL CHARGE. The review of results that follows excludes the impact of the non-recurring and unusual charge ("the charge") taken in the third quarter 1997. The reasons for the charge and the impact on the company's current and future performance is explained later in this section.

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

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine month periods ending September 30, 1997 was 31.6% and 30.7% respectively compared to 33.6% and 32.4% for the same periods last year. Margins for North American operations declined primarily as a result of increased freight costs and continued pricing pressure. European gross margins decreased as a result of overall price declines, mix changes in products sold and the continued effects of a strong U.S. dollar.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and nine months ending September 30, 1997 was 20.6% and 20.7% respectively compared to 22.2% and 22.4% in the same periods a year ago. The overall dollar decrease was $947,000, (2.7%) for the quarter and $1,100,000, (1.1%) for the nine months, despite acquisitions which contributed 1.5% and 3.9% in spending for the same periods. Continued strategic cost reduction activities across all areas of the business contributed to the reduction in selling, general and administrative expenses.

North American selling, general and administrative costs as a percent to sales grew at a slower rate than sales for the quarter and year to date. European operations' selling, general and administrative expenses, as a percentage of sales also decreased as continued focus on cost reduction efforts along with the effects of foreign currency translation took effect.

NON-RECURRING CHARGE

In the third quarter the company reported a non-recurring and unusual charge for the acceleration of certain strategic initiatives and other items. The charge was $46,082,000 ($29,712,000 or $.98 per share after tax) and included $13,104,000 for the acceleration of global manufacturing facility consolidations and the elimination of certain non-strategic product lines, $6,335,000 for certain accelerated global systems' initiatives, $6,887,000 for an increase in the company's bad debt reserve to more conservatively provide for the increased provider credit risk caused by recently enacted Medicare reimbursement cuts and $19,756,000 for asset write-downs and an increase in reserves for litigation.

The charge impacted cost of products sold by approximately $2,889,000 and selling, general and administrative expenses by approximately $21,307,000.

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

INCOME TAXES

The company had an effective tax rate benefit and charge for the three and nine month periods ended September 30, 1997, of (33.4%) and 388.7% respectively, compared to a 39.0% effective tax rate charge during the same periods a year ago. The 1997 reduced benefit for the quarter compared to the federal statutory benefit rate is principally due to the write-off certain non-deductible items, including goodwill, as part of the non-recurring and unusual charge taken during the quarter. The same non-deductible items result in a tax charge for the nine month period to date in 1997 even though earnings before income tax is a small loss.

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

CASH FLOWS

Cash flows provided by operating activities were $40.8 million for the first nine months of 1997 compared to $27 million in 1996. The improved 1997 cash flows provided by operating activities resulted from improved income from operations, exclusive of the non-recurring unusual charge and decreased inventory levels, as continued focus on inventory management initiatives have proven effective. The improved cash flow was offset to some extent by an increase in trade receivables. As of September 30, 1997, there has been no charges against the non-recurring unusual charge taken during the third quarter.

Cash flows required for investing activities decreased by $24.5 million for the first nine months of 1997 when compared to 1996, mainly as a result of reduced acquisition activity in 1997 and decreased net installment receivables. The decrease was offset by an increase in investment of capital.

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

DIVIDEND POLICY

On August 15, 1997, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share and .0114 per Class B Common Share to shareholders of record as of October 1, 1997, to be paid on October 15, 1997. At the current rate, the cash dividend will amount to $.050 per Common Share and .045 per Class B Common Share on an annual basis.

RESTATEMENT OF FINANCIAL STATEMENTS

Amounts reported herein for the three and nine months ended September 30, 1997 are after restatement to reallocate portions of the non-recurring and unusual charge into the fourth quarter and to reflect changes in estimates as required by the Financial Accounting Standard Board's (FASB's) and the Securities and Exchange Commission's (SEC's) accounting pronouncements, including the Emerging Issues Task Force (EITF) 94-3. The effect of such restatement was to decrease net loss and increase retained earnings by $9,188,000, or $.30 per share.

The table below identifies the difference between the charge as originally reported and the restated charge:


                                      Third Quarter Charge     Adjustments to the       Total Restated
                                              1997           Third Quarter Charge          Charge
                                                                      1997                   1997
Facility consolidations and
elimination of product lines                    $34,600,000           $(21,496,000)           $13,104,000

Systems initiatives                               9,500,000             (3,165,000)             6,335,000

Provision for doubtful accounts
                                                  6,000,000                 887,000             6,887,000
Asset write-downs and litigation
reserve                                          11,000,000               8,756,000            19,756,000
                                                -----------           -------------            ----------

     Total                                      $61,100,000           $(15,018,000)           $46,082,000
                                                ===========           =============           ===========

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

                                             INVACARE CORPORATION

                                             By:/S/ Thomas R. Miklich
                                             ------------------------
                                                  Thomas R. Miklich
                                                  Chief Financial Officer

Date:  March 31, 1998