Form 10-Q
period 1998-03-31
INVACARE CORP
filed 1998-05-15
CIK 742112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended               March 31, 1998
                      ------------------------------------

Commission File Number                 0-12938
                      ------------------------------------

                              Invacare Corporation
                              ---------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                         95-2680965
             ------                                      --------------
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

As of May 12, 1998 the company had 28,469,771 Common Shares and 1,433,107 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  March 31, 1998 and December 31, 1997........................3

         Condensed Consolidated Statement of Earnings -

                  Three Months Ended March 31, 1998 and 1997..................4

         Condensed Consolidated Statement of Cash Flows -

                  Three Months Ended March 31, 1998 and 1997..................5

         Notes to Condensed Consolidated Financial

                  Statements - March 31, 1998.................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............7

Part II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K....................................12

SIGNATURES...................................................................13

Part I.  FINANCIAL INFORMATION
Item 1.           Financial Statements

                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)
                                                                                       March 31,           December 31,
                                                                                           1998                   1997
                                                                                                  (In thousands)
                                                                                       --------------------------------
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                                     $   7,713              $   5,696
         Marketable securities                                                             3,336                  3,501
         Trade receivables, net                                                          136,970                114,410
         Installment receivables, net                                                     49,652                 49,298
         Inventories                                                                      89,024                 75,708
         Deferred income taxes                                                            19,424                 18,855
         Other current assets                                                              5,993                  7,743
                                                                                       ---------              ---------
                  TOTAL CURRENT ASSETS                                                   312,112                275,211

OTHER ASSETS                                                                              62,128                 56,567
PROPERTY AND EQUIPMENT, NET                                                               97,239                 90,577
GOODWILL, NET                                                                            228,577                107,568
                                                                                       ---------              ---------
                  TOTAL ASSETS                                                          $700,056               $529,923
                                                                                       =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                                              $  55,723              $  42,497
         Accrued expenses                                                                 66,015                 59,998
         Accrued income taxes                                                              3,570                  1,872
         Current maturities of long-term obligations                                       5,125                  5,186
                                                                                       ---------             ----------
                  TOTAL CURRENT LIABILITIES                                              130,433                109,553

LONG-TERM OBLIGATIONS                                                                    326,386                183,955

SHAREHOLDERS' EQUITY
         Preferred shares                                                                      0                      0
         Common shares                                                                     7,237                  7,182
         Class B common shares                                                               358                    359
         Additional paid-in-capital                                                       77,611                 74,954
         Retained earnings                                                               174,820                167,649
         Accumulated other comprehensive earnings                                         (7,966)               (6,506)
         Treasury shares                                                                  (8,823)               (7,223)
                                                                                       ----------           -----------
                  TOTAL SHAREHOLDERS' EQUITY                                             243,237               236,415
                                                                                       ----------           -----------

                  TOTAL LIABILITIES
                     AND SHAREHOLDERS' EQUITY                                           $700,056               $529,923
                                                                                       ==========           ===========

See notes to condensed consolidated financial statements.

                                  INVACARE CORPORATION AND SUBSIDIARIES
                          Condensed Consolidated Statement of Earnings - (unaudited)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               1998                  1997
                                                                           ------------------------------
Net sales                                                                  $181,066              $151,524
Cost of products sold                                                       129,613               107,306
                                                                           --------              --------
      Gross profit                                                           51,453                44,218
Selling, general and administrative expense                                  37,352                31,693
                                                                           --------              --------
      Income from operations                                                 14,101                12,525
Interest income                                                               2,347                 2,492
Interest expense                                                             (4,083)               (3,187)
                                                                           --------              --------

      Earnings before income taxes                                           12,365                11,830
Income taxes                                                                  4,823                 4,610
                                                                           --------              --------

      NET EARNINGS                                                          $ 7,542               $ 7,220
                                                                           ========              ========
      DIVIDENDS DECLARED PER COMMON SHARE                                     .0125                 .0125
                                                                           ========              ========
Net earnings per share - basic                                              $ 0.25                $ 0.24
                                                                           ========              ========
Weighted average shares outstanding - basic                                  29,779                29,486
                                                                           ========              ========
Net earnings per share - assuming dilution                                  $ 0.25                $ 0.24
                                                                           ========              ========
Weighted average shares outstanding - assuming dilution                      30,461                30,412
                                                                           ========              ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                                        Three Months Ended
                                                                                                            March 31,

                                                                                                       1998            1997
                                                                                                       ----            ----
                                                                                                           (In thousands)
OPERATING ACTIVITIES
          Net earnings                                                                               $7,542          $7,220
          Adjustments to reconcile net earnings to
               net cash provided by operating activities:
               Depreciation and amortization                                                          5,690           4,855
               Provision for losses on receivables                                                     (360)            551
               Provision for deferred income taxes                                                   (1,642)           (255)
               Provision for other deferred liabilities                                                 265           1,190
          Changes in operating assets and liabilities:
               Trade receivables                                                                    (10,087)          1,358
               Inventories                                                                           (5,355)          2,520
               Other current assets                                                                   1,171            (241)
               Accounts payable                                                                       8,185           1,897
               Accrued expenses                                                                      (3,320)         (6,816)
                                                                                                    -------         -------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                                          2,089          12,279

 INVESTING ACTIVITIES
          Purchases of property and equipment                                                        (9,811)         (5,875)
          Proceeds from sale of property and equipment                                                   24              66
          Installment sales contracts written                                                       (15,944)        (16,956)
          Payments received on installment sales contracts                                           15,114          17,284
          Marketable securities purchased                                                               (72)         (1,789)
          Marketable securities sold                                                                    250           2,875
          Increase in other investments                                                                (133)           (328)
             Increase in other long term assets                                                      (3,103)         (2,315)
             Business acquisitions, net of cash acquired                                           (129,318)              0
          Other                                                                                        (273)         (1,114)
                                                                                                   --------         --------
               NET CASH REQUIRED BY INVESTING ACTIVITIES                                           (143,266)         (8,152)

 FINANCING ACTIVITIES
          Proceeds from revolving lines of credit and long-term borrowings                          258,760           9,581
          Principal payments on revolving lines of credit, long-term debt
                and capital lease obligations                                                      (117,066)        (12,562)
             Proceeds from exercise of stock options                                                  2,471             941
          Dividends paid                                                                               (370)           (367)
          Purchase of treasury stock                                                                   (498)              0
                                                                                                   --------         -------

             NET CASH PROVIDED/(REQUIRED) BY FINANCING
                ACTIVITIES
                                                                                                    143,297          (2,407)
 Effect of exchange rate changes on cash                                                               (103)           (111)
                                                                                                   --------        --------
 Increase in cash and cash equivalents                                                                2,017           1,609
 Cash and cash equivalents at beginning of period                                                     5,696           4,431
                                                                                                   --------        --------
 Cash and cash equivalents at end of period                                                     $     7,713        $  6,040
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

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)


Nature of Operations -- Invacare Corporation and its subsidiaries (the "company") is the leading home medical equipment manufacturer in the world based on its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, motorized scooters, patient aids, home care and institutional beds, low air loss therapy products, home respiratory products, ambulatory infusion pumps, seating and positioning products, bathing equipment and distributed products.

Principles of Consolidation -- In the opinion of the company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. The accompanying financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 1998 and December 31, 1997, and the results of its operations for the three months ended March 31, 1998 and 1997 and changes in its cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise classify items of other comprehensive income, as defined therein, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The company adopted SFAS No. 130 in the first quarter of 1998. The company's total comprehensive earnings were as follows (in thousands):


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         1998                  1997
                                                                                         ----                  ----
          Net earnings                                                                  7,542                 7,220
          Foreign currency translation                                                 (1,545)               (4,670)
          Unrealized gain or (loss)on available for sale securities                        85                 2,076
                                                                                        -----                 -----

          Total comprehensive earnings                                                  6,082                 4,626
                                                                                        =====                 =====

Net Income Per Common Share -- Net income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, adopted by the company in the quarter ended December 31, 1997. All net income per share amounts shown for periods prior to adoption have been restated to conform to the provisions of SFAS No. 128. For the periods ended March 31, 1998 and 1997 there was no effect on net income per share from SFAS No. 128.


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                          1998                         1997
                                                                          ----                         ----
                                                                        (In thousands except per share data)
               Basic
                  Average common shares outstanding                     29,779                       29,486

                  Net income                                         $   7,542                     $  7,220

                  Net income per common share                        $     .25                     $    .24

               Diluted
                  Average common shares outstanding                     29,779                       29,486
                  Stock options                                            682                          926
                                                                     ---------                     --------
                  Average     common     shares      assuming           30,461                       30,412
                       dilution

                  Net income                                         $   7,542                     $  7,220

                  Net income per common share                        $     .25                     $    .24


Recently Issued Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for reporting financial and descriptive information about operating segments. Under SFAS No. 131, information pertaining to the company's operating segments will be reported on the basis that is used internally for evaluating segment performance and making resource allocation determinations. Management is currently studying the potential effects of adoption of this statement, which is required in 1998.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement does not change the recognition or measurement of pension and postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires certain additional information. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.

Statement of Cash Flows -- The company made payments (in thousands) of :

                                                                               Three Months Ended
                                                                                    March 31,
                                                                            1998                    1997
                                                                          -------                 ------
         Interest                                                         $4,192                  $3,337
         Income taxes                                                      2,052                   2,306

Inventories -- Inventories consist of the following components (in thousands):

                                                                       March 31,            December 31,
                                                                            1998                    1997
                                                                       ---------            ------------
         Raw materials                                                  $ 25,070                $ 23,704
         Work in process                                                  13,082                  11,676
         Finished goods                                                   50,872                  40,328
                                                                       ---------            ------------
                                                                       $ 89,024                 $ 75,708
                                                                       =========            ============


The inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment -- Property and equipment consist of the following (in thousands):

                                                                       March 31,            December 31,
                                                                            1998                    1997
                                                                       ---------            ------------
         Land, buildings and improvements                              $  39,999               $  40,026
         Machinery and equipment                                         121,375                 111,959
         Furniture and fixtures                                            9,928                   9,649
         Leasehold improvements                                            7,321                   6,979
                                                                       ---------            ------------
                                                                         178,623                 168,613
         Less allowance for depreciation                                 (81,384)                (78,036)
                                                                       ---------            ------------
                                                                       $  97,239               $  90,577
                                                                       =========            ============



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 1998 increased by 19.5% over the same period a year ago with acquisitions accounting for 14.4% of the increase while currency translation negatively impacted sales by 2.4%. Sales for the three months ended March 31, 1998 were also negatively impacted by reduced sales to the Company's largest customer. The reduction in sales to this customer impacted reported sales growth by approximately 2.9% for the quarter. Power, respiratory and personal care product lines posted the largest increases for the quarter. Sales increased principally due to higher unit volumes. The volume increases were partially offset by the effects of a continuing competitive pricing environment.

North American Operations

Rehab Products Group. Sales of the Rehab Products Group, which consists of the power wheelchairs, custom manual wheelchairs and seating and positioning business units, increased 34.6% for the quarter. The increase was primarily a result of the new Power mid-wheel drive wheelchairs, the new Action Orbit(TM) Pediatric Tilt-In-Space Chair and the strong volume increase of the second generation Power Storm Arrow(R). This group has been effected the least by competitive pricing activities.

Standard Products Group. Sales of the Standard Products Group, which consists of the manual wheelchairs, personal care, beds, low air loss therapy, and retail business units, decreased 2.3%. The personal care, low air loss therapy and retail product lines each posted sales increases which were offset by volume decreases in manual wheelchairs and beds. Overall unit volume increased, but price declines principally in manual wheelchairs and beds, led to a decline in dollar sales.

Continuing Care / Distributed Products Group. Sales of the Continuing Care / Distributed Products Group, which consists of Invacare Health Care Furnishings, patient transport and distributed products increased 2.2%, excluding the impact of acquisitions. Acquisitions increased sales by $21,736,000 for the quarter primarily as a result of the Suburban Ostomy Supply Company acquisition consummated on January 28, 1998. This groups sales increase was negatively impacted by the termination of a contract to produce home care beds for a major competitor in October, 1997.

Respiratory Products Group. Sales of the Respiratory Products Group, which consists of the oxygen concentrator, liquid oxygen, aerosol therapy and associated respiratory products business units, increased 10.6%. The growth was a result of volume increases in oxygen concentrators and the new Invacare(R) Venture(TM) HomeFill(TM) product, offset by continued pricing pressure across the majority of the respiratory product lines.

Other. Other, consisting primarily of the company's Canadian, Australian and New Zealand operations, aftermarket parts business and ambulatory infusion pumps had a 4.6% sales increase excluding the negative impact of 7.3% from foreign currency. Canada continues to show solid growth as a result of strong power, custom manual and seating product sales.

European Operations

European sales increased 1.8%, excluding the negative impact of 8.5% from foreign currency translation. Sales continue to be negatively impacted by market pressures from reduced government spending, especially in Germany.

GROSS PROFIT

Gross profit as a percentage of net sales for the three month period ending March 31, 1998 was 28.4% compared to 29.2% for the same period last year. Margins for North American operations declined principally due to the effect of businesses acquired, particularly Suburban Ostomy Supply Company, as they had margins lower than those of the company's existing businesses. Continued pricing pressure also had a negative effect on margins however, operating margins for North America excluding acquisitions improved slightly in the quarter. European gross margins decreased as a result of overall price declines, mix changes in products sold and the continued effects of a strong U.S. dollar.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three months ending March 31, 1998 was 20.6% compared to 20.9% in the same period a year ago. The dollar increase was $5,659,000 or 17.9% with acquisitions representing $4,663,000 or 14.8% of the increase. Tight expense control in the company's existing North American operation's resulted in a reduction in the overall expense as a percentage of sales.

North American selling, general and administrative costs as a percent to sales grew at a slower rate than sales for the quarter. European operations' selling, general and administrative costs increased by $637,000 from the same period a year ago and were up as a percent to sales principally due to the strength of the U.S. dollar.

NON-RECURRING CHARGE

In 1997, the company announced non-recurring and unusual charges of $61,039,000 ($38,839,000 or $1.28 diluted per share after tax). Of these charges, $37,456,000 had been utilized through March 31, 1998 including $2,500,000 and $225,677 in the first quarter of 1998 for litigation settlements and business exits, respectfully. The company expects substantially all of the remaining charge to be utilized over the next nine months.

INTEREST

Interest income in the three months ended March 31, 1998 declined slightly compared to the same period a year ago, as decreased volume in installment loans were offset by an overall increase in the portfolio's effective rate. For the quarter, interest expense increased due to higher average outstanding borrowings resulting primarily from the acquisition of Suburban Ostomy Supply Company on January 28, 1998.

INCOME TAXES

The company had an effective tax rate of 39.0% which is the same effective tax rate in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term obligations increased $142.4 million to $326.4 million for the three months ended March 31, 1998. Long term debt increased principally due to acquisition activity. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of March 31, 1998, the company had approximately $221.7 million available under its lines of credit. Pursuant to the most restrictive covenant of its debt arrangements the company could borrow an additional $137 million.

The  company's  financing  arrangements  require  it  to  maintain  certain
conditions  with  respect  to  net  worth,  working  capital,   funded  debt  to
capitalization and interest coverage as defined. The company is in compliance with all of the conditions.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of March 31, 1998. The company expects to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 1998 will approximate $26 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

ACQUISITIONS

In January, 1998 the company acquired for cash all outstanding shares of Suburban Ostomy Supply Company, Incorporated a leading national direct marketing wholesaler of medical supplies and related products to the home care industry. The acquisition was accounted for under the purchase method of accounting. Suburban complements Invacare's industry-leading "One Stop Shoppingsm" strategy and significantly strengthens our industry-leading position by adding a complete line of medical supplies and soft goods.

CASH FLOWS

Cash flows provided by operating activities were $2.1 million for the first quarter of 1998 compared to $12.3 million in 1997. Operating cash flow declined in 1998 due to increased inventory levels required to meet increased sales volume and the introduction of certain new products. Operating cash flow was also impacted by increased receivable levels as additional dealer financing became more important to our customers due to the impact of governmental reimbursement cuts mandated by the balanced budget act. These increases were offset somewhat by increased net income.

Cash flows required for investing activities increased by $135.1 million for the first three months of 1998 when compared to 1997, primarily as a result of the acquisition of Suburban Ostomy Supply Company and the continued investment in computer systems and production machinery and equipment. There were no acquisitions in the same period for 1997.

Cash flows provided by financing activities were $143.3 compared to cash required from financing of $2.4 million in 1997. The increase in cash provided by financing activities was primarily a result of an increase in net proceeds from long-term borrowings which were used to fund the acquisition. In February 1998, the company completed the private placement of $100 million in notes to fund the acquisition of Suburban Ostomy Supply Company.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On February 15, 1998, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of April 1, 1998, to be paid on April 15, 1998. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

YEAR 2000 ISSUE

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

Item 6.  Exhibits and Reports on Form 8-K

         A        Exhibits:
                  Official Exhibit No.

                  10(au) Note Purchase Agreement dated as of February 27, 1998 for $80,000,000 6.71% Series A Senior Notes Due February 27, 2008 and $20,000,000 6.60% Series B Senior Notes Due February 27, 2005.

                  27  Financial Data Schedule

         B        Reports on Form 8-K:

                  A report on Form 8-K dated February 6, 1998, was filed related to an agreement and plan of merger between Invacare Corporation, Inva Acquisition Corporation and Suburban Ostomy Supply Company.

                  A report on Form 8-K dated March 31, 1998, was filed in connection with the reallocation of part of the non-recurring and unusual charge reported in the third quarter of 1997 to the fourth quarter of 1997.

                  A report on Form 8-K dated April 9, 1998, was filed in connection with the acquisition of Suburban Ostomy Supply Company, pursuant to an agreement and plan of merger between Invacare Corporation, Inva Acquisition Corporation and Suburban Ostomy Supply Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        INVACARE CORPORATION


                                                    By: /S/ Thomas R. Miklich
                                                      ------------------------
                                                        Thomas R. Miklich
                                                        Chief Financial Officer

Date:  May 15, 1998