Form 10-Q
period 1998-06-30
INVACARE CORP
filed 1998-08-14
CIK 742112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended            June 30, 1998
                      -----------------------------------------

Commission File Number              0-12938
                      -----------------------------------------

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

                                 (440) 329-6000
                                 --------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if change since last report)

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

As of August 12, 1998 the company had 28,544,276 Common Shares and 1,433,007 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                      Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  June 30, 1998 and December 31, 1997........................3

         Condensed Consolidated Statement of Earnings -

                  Three and Six Months Ended June 30, 1998 and 1997..........4

         Condensed Consolidated Statement of Cash Flows -

                  Six Months Ended June 30, 1998 and 1997....................5

         Notes to Condensed Consolidated Financial

                  Statements - June 30, 1998.................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations..............9

Part II.  OTHER INFORMATION:

Item 4.  Result of Votes of Security  Holders...............................13

Item 6.  Exhibits and Reports on Form 8-K...................................13

SIGNATURES..................................................................14

Part I.  FINANCIAL INFORMATION
Item 1.           Financial Statements

                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)
                                                                                         June 30,           December 31,
                                                                                            1998                   1997
                                                                                                 (In thousands)
                                                                                        -------------------------------
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                                    $   11,520              $   5,696
         Marketable securities                                                             3,132                  3,501
         Trade receivables, net                                                          145,313                114,410
         Installment receivables, net                                                     53,664                 49,298
         Inventories                                                                      85,056                 75,708
         Deferred income taxes                                                            19,446                 18,855
         Other current assets                                                              6,300                  7,743
                                                                                        --------               --------
                  TOTAL CURRENT ASSETS                                                   324,431                275,211

OTHER ASSETS                                                                              65,251                 56,567
PROPERTY AND EQUIPMENT, NET                                                              100,356                 90,577
GOODWILL, NET                                                                            227,576                107,568
                                                                                        --------               --------
                  TOTAL ASSETS                                                          $717,614               $529,923
                                                                                        ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                                              $  46,239              $  39,431
         Accrued expenses                                                                 70,716                 59,998
         Accrued income taxes                                                              6,781                  1,872
         Current maturities of long-term obligations and short
           term debt                                                                      12,315                  8,252
                                                                                       ---------              ---------
                  TOTAL CURRENT LIABILITIES                                              136,051                109,553

LONG TERM DEBT                                                                           314,638                172,459

OTHER LONG-TERM OBLIGATIONS                                                               11,496                 11,496

SHAREHOLDERS' EQUITY
         Preferred shares                                                                      0                      0
         Common shares                                                                     7,259                  7,182
         Class B common shares                                                               358                    359
         Additional paid-in-capital                                                       79,302                 74,954
         Retained earnings                                                               185,467                167,649
         Accumulated other comprehensive earnings                                         (8,135)                (6,506)
         Treasury shares                                                                  (8,822)                (7,223)
                                                                                       ---------               --------
                  TOTAL SHAREHOLDERS' EQUITY                                             255,429                236,415
                                                                                       ---------               --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $717,614               $529,923
                                                                                       =========               ========

See notes to condensed consolidated financial statements.



                           INVACARE CORPORATION AND SUBSIDIARIES
                          Condensed Consolidated Statement of Earnings - (unaudited)


                                                                  Three Months Ended                   Six Months Ended
                                                                        June 30,                            June 30,
                                                                   1998          1997                 1998          1997
                                                             -------------------------          --------------------------
Net sales                                                    $202,779         $164,992          $383,845          $316,516
Cost of products sold                                         142,091          113,504           271,704           220,810
                                                             --------         --------          --------          --------
      Gross profit                                             60,688           51,488           112,141            95,706
Selling, general and administrative expense                    38,985           34,216            76,337            65,909
                                                             --------         ---------         --------          --------
      Income from operations                                   21,703            17,272           35,804            29,797

Interest income                                                 2,403             2,259            4,750             4,751
Interest expense                                               (6,040)           (3,114)         (10,123)           (6,301)
                                                             --------         ---------         --------          --------
      Earnings before income taxes                             18,066            16,417           30,431            28,247
Income taxes                                                    7,045             6,400           11,868            11,010
                                                             --------         ---------         --------          --------

      NET EARNINGS                                           $ 11,021          $ 10,017         $ 18,563          $ 17,237
                                                             ========         =========         ========          ========
      DIVIDENDS DECLARED PER
         COMMON SHARE                                           .0125             .0125            .0125             .0125
                                                             ========         =========         ========          ========

Net earnings per share - basic                                 $ 0.37            $ 0.34           $ 0.62            $ 0.58
                                                             ========         =========         ========          ========
Weighted average shares outstanding - basic                    29,983            29,532           29,880            29,507
                                                             ========         =========         ========          ========
Net earnings per share - assuming dilution                     $ 0.36            $ 0.33           $ 0.61            $ 0.57
                                                             ========         =========         ========          ========
Weighted average shares outstanding -
   assuming dilution                                           30,720            30,301           30,590            30,356
                                                             ========         =========         ========          ========

See notes to condensed consolidated financial statements.


                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                                        Six Months Ended
                                                                                                             June 30,

                                                                                                      1998            1997
                                                                                                    -------         -------
                                                                                                         (In thousands)
  OPERATING ACTIVITIES
          Net earnings                                                                              $18,563          $17,237
          Adjustments to reconcile net earnings to
               net cash provided by operating activities:
               Depreciation and amortization                                                         12,077            9,122
               Provision for losses on receivables                                                   (1,859)           1,503
               Provision for deferred income taxes                                                   (1,619)            (416)
               Provision for other deferred liabilities                                                   6            1,780
          Changes in operating assets and liabilities:
               Trade receivables                                                                    (17,714)          (1,324)
               Inventories                                                                           (3,268)           5,424
               Other current assets                                                                     811             (689)
               Accounts payable                                                                       5,727            3,786
               Accrued expenses                                                                       2,822           (6,790)
                                                                                                    -------          -------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                                         15,546           29,633

 INVESTING ACTIVITIES
          Purchases of property and equipment                                                       (15,878)         (14,114)
          Proceeds from sale of property and equipment                                                   69              259
          Installment sales contracts written                                                       (34,075)         (40,000)
          Payments received on installment sales contracts                                           31,059           33,430
          Marketable securities purchased                                                               (95)          (3,212)
          Marketable securities sold                                                                    500            3,975
          Increase in other investments                                                              (2,343)            (523)
             Increase in other long term assets                                                      (8,529)          (4,427)
             Business acquisitions, net of cash acquired                                           (129,318)          (1,938)
          Other                                                                                       1,502           (2,183)
                                                                                                   --------          --------
               NET CASH REQUIRED BY INVESTING ACTIVITIES                                           (157,108)         (28,733)

 FINANCING ACTIVITIES
          Proceeds from revolving lines of credit and long-term borrowings                          299,529           18,284
          Principal payments on revolving lines of credit, long-term debt
                and capital lease obligations                                                      (155,074)         (18,055)
             Proceeds from exercise of stock options                                                  4,185            1,609
          Dividends paid                                                                               (741)            (734)
          Purchase of treasury stock                                                                   (498)               0
                                                                                                   --------          --------
             NET CASH PROVIDED/(REQUIRED) BY FINANCING ACTIVITIES
                                                                                                    147,401            1,104
 Effect of exchange rate changes on cash                                                                (15)            (132)
                                                                                                   --------          -------
 Increase in cash and cash equivalents                                                                5,824            1,872
 Cash and cash equivalents at beginning of period                                                     5,696            4,431
                                                                                                  ---------         --------
 Cash and cash equivalents at end of period                                                       $  11,520         $  6,303
                                                                                                  =========         ========

 See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)


Nature of Operations -- Invacare Corporation and its subsidiaries (the "company") is the leading home medical equipment manufacturer in the world based on its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, motorized scooters, patient aids, home care and institutional beds, low air loss therapy products, home respiratory products, seating and positioning products, bathing equipment and distributed products.

Principles of Consolidation -- In the opinion of the company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. The accompanying financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 1998 and December 31, 1997, and the results of its operations for the three and six months ended June 30, 1998 and 1997 and changes in its cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the period ended June 30, 1998.

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


                                                                    Three Months Ended                    Six Months Ended
                                                                          June 30,                            June 30,
                                                                     1998             1997            1998               1997
                                                                  ------------------------           ------------------------
     Net earnings                                                 $11,021          $10,017           $18,563          $17,237
     Foreign currency translation                                     (54)             (90)           (1,599)          (4,760)
     Unrealized gain or (loss) on available
         for sale securities                                         (115)           1,510               (30)           3,586
                                                                  ------------------------           ------------------------

     Total comprehensive earnings                                 $10,852          $11,437           $16,934          $16,063
                                                                 =========================           ========================


Net Income Per Common Share -- Net income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, adopted by the company in the quarter ended December 31, 1997. All net income per share amounts shown for periods prior to adoption have been restated to conform to the provisions of SFAS No. 128. Net income per share-basic increased by $.01 for the periods ended June 30, 1998 and 1997 respectively, over the previous method of computing net income per share.

                                                                      Three Months Ended                  Six Months Ended
                                                                                  June 30,                          June 30,
                                                                                (In thousands except per share data)
                                                                           1998           1997           1998             1997
                                                                      ----------      ---------     ----------        ---------

Basic
   Weighted average common shares outstanding                             29,983         29,532         29,880           29,507

   Net income                                                         $   11,021      $  10,017     $   18,563        $  17,237

   Net income per common share                                        $      .37      $     .34     $      .62        $     .58

Diluted
   Weighted average common shares outstanding                             29,983         29,532         29,880           29,507
   Stock options                                                             737            769            710              849
                                                                      ----------      ---------     ----------        ---------
   Weighted average common shares assuming  dilution                      30,720         30,301         30,590           30,356

   Net income                                                         $   11,021      $  10,017     $   18,563        $  17,237

   Net income per common share                                        $      .36      $     .33     $      .61        $     .57


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

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and for Hedging Activities. This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for certain types of hedges. The statement is effective for years beginning after June 15, 1999. Management is currently studying the potential effects of the adoption of this statement.

Statement of Cash Flows -- The company made payments (in thousands) of:

                                                      Six Months Ended
                                                            June 30,
                                               1998                    1997
                                             ------                  ------
         Interest                            $7,566                  $5,349
         Income taxes                         5,931                  11,823

Inventories -- Inventories consist of the following components (in thousands):

                                            June 30,            December 31,
                                               1998                    1997
                                           --------             -----------
         Raw materials                     $ 18,939                $ 23,704
         Work in process                     12,718                  11,676
         Finished goods                      53,399                  40,328
                                          ---------             -----------
                                           $ 85,056                $ 75,708
                                          =========             ===========

The inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment -- Property and equipment consist of the following (in thousands):

                                                June 30,            December 31,
                                                   1998                    1997
                                            ----------              -----------
         Land, buildings and improvements   $    43,654              $   40,026
         Machinery and equipment                126,059                 111,959
         Furniture and fixtures                  11,345                   9,649
         Leasehold improvements                   7,516                   6,979
                                            -----------             -----------
                                                188,574                 168,613
         Less allowance for depreciation        (88,218)                (78,036)
                                            -----------             -----------
                                            $   100,356              $   90,577
                                            ============            ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended June 30, 1998 increased by 22.9% over the same period a year ago. The sales increase net of acquisitions and unfavorable currency translation was 7.3%. For the first half, sales increased 21.3% with foreign currency having a negative impact of 2.0%. Sales for the three and six months ended June 30, 1998 were also negatively impacted by continued reduced sales to the Company's largest customer. The reduction in sales to this customer impacted reported sales growth by approximately 1.7% for the quarter and 2.3% year to date. Power, personal care and Invacare Health Care Furnishings product lines posted the largest dollar increases for the quarter primarily as a result of higher unit volumes. The volume increases were partially offset by the effects of a continuing competitive pricing environment.

North American Operations

Rehab Products Group. Sales of the Rehab Products Group, which consists of the power wheelchairs, custom manual wheelchairs and seating and positioning business units, increased 28.2% for the quarter. The increase was a result of new product introductions including the Power mid-wheel drive wheelchairs and the new Action Orbit(TM) Pediatric Tilt-In-Space Chairs along with a strong volume increase in the second generation Power Storm Arrow(R) and the Tarsys(R) Weight Shift Seating Systems. For the first half, Rehab group sales increased 31.1%.

Standard Products Group. Sales of the Standard Products Group, which consists of the manual wheelchairs, personal care, beds, low air loss therapy and retail business units, decreased 2.8%. Personal care products posted volume increases which were more than offset by volume declines in the remainder of the business units within the Standard Products Group. For the first half, Standard Products Group sales decreased 2.6%.

Continuing Care / Distributed Products Group. Sales of the Continuing Care / Distributed Products Group, which consists of Invacare Health Care Furnishings, patient transport and distributed products increased 5.1%, excluding the impact of acquisitions. Acquisitions increased sales by $28,744,000 for the quarter primarily as a result of the Suburban Ostomy Supply Company acquisition. Year to date sales increased 3.8%, excluding the impact of acquisitions which increased sales by $50,480,000.

Respiratory Products Group. Sales of the Respiratory Products Group, which consists of the oxygen concentrator, liquid oxygen, aerosol therapy and associated respiratory products business units, increased 1.9% and 6.5% for the quarter and year to date respectively. The increase was a result of overall volume increases and new product introductions, offset by continued pricing pressure across the majority of the respiratory product lines.

Other. Other, consisting primarily of the company's Canadian, Australian and New Zealand operations, and aftermarket parts business had a 8.1% sales increase for the quarter and a 6.3% sales increase year to date, excluding the negative foreign currency impact of 9.3% and 8.3% respectively. Canada continues to show solid growth as a result of strong power, custom manual and seating product sales.

European Operations

European sales increased 7.4%, excluding the negative impact of 4.0% from foreign currency translation. In the first half, sales for Europe increased 4.8% excluding the negative impact of 6.2% from foreign currency. Sales continue to be negatively impacted by market pressures from reduced government spending and reimbursement trends.


GROSS PROFIT

Gross profit as a percentage of net sales for the three and six month periods ending June 30, 1998 was 29.9% and 29.2%, respectively, compared to 31.2% and 30.2% in the same periods a year ago. Margins for North American operations declined principally due to the effect of businesses acquired, particularly
Suburban Ostomy Supply Company, as they had margins lower than those of the company's existing businesses. Continued pricing pressure also had a negative effect on margins however, the impact was somewhat offset by continued cost containment measures especially in the Rehab Products Group. European gross margins decreased as a result of overall price declines, mix changes in products sold and the continued effects of a strong U.S. dollar.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and six months ending June 30, 1998 was 19.2% and 19.9% respectively compared to 20.7% and 20.8% in the same period a year ago. The overall dollar increase was $4,769,000 (13.9%) for the quarter and $10,428,000 (15.8%) for the six months, despite acquisitions which contributed $5,854,000 (17.1%) and $10,517,000 (16.0%) for the same periods.

North American selling, general and administrative costs as a percent to sales grew at a slower rate than sales for the quarter and first half. European operations' selling, general and administrative costs as a percent to sales remained primarily flat with the prior year and increased by $868,000 for the first half. The increase is principally due to the strength of the U.S. dollar and continued investments to support the company's European strategy.

NON-RECURRING CHARGE

In 1997, the company announced non-recurring and unusual charges of $61,039,000 ($38,839,000 or $1.28 diluted per share after tax). Of these charges, $41,051,000 has been utilized through June 30, 1998 including $3,595,000 in the second quarter of 1998 for bad debt write-offs, facilities consolidation, and asset write-downs. The company expects substantially all of the remaining charge to be utilized over the next six months. During the second quarter, the company reviewed the charge and its related estimates and components. While the total amount of the charge has not materially changed, its components have been updated to reflect current estimates. Based on this review an additional $3,588,000 has been allocated to asset write-downs and litigation with a corresponding reduction in accelerated facilities consolidations.

INTEREST

Interest income in the three months ended June 30, 1998 increased slightly ($144,000) and remained flat for the first half when compared to the same periods a year ago, as decreased volume in installment loans were offset by an overall increase in the portfolio's effective rate. For the quarter and first half, interest expense increased due to higher average outstanding borrowings resulting from the acquisition of Suburban Ostomy Supply Company on January 28, 1998.

INCOME TAXES

The company had an effective tax rate of 39.0% for the three and six months ended June 30, 1998 compared to 39.0% in the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term debt increased $142.2 million to $314.6 million for the six months ended June 30, 1998. Long - term debt increased principally due to acquisition activity. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its lines of credit. As of June 30, 1998, the company had approximately $239.4 million available under its lines of credit. Pursuant to the most restrictive covenant contained in its financing arrangements, the company could borrow an additional $159.8 million.

The company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined. The company is in compliance with all of the required conditions.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of June 30, 1998. The company expects to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 1998 will approximate $26 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

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

CASH FLOWS

Cash flows provided by operating activities were $15.5 million for the first half of 1998 compared to $29.6 million in 1997. Operating cash flow was impacted by increased receivable levels as dealer financing continues to be a focus for our customers due to the impact of governmental reimbursement cuts mandated by the balanced budget act. Operating cash flow also declined in 1998 due to increased inventory levels required to meet increased sales volume. These increases were offset somewhat by increased net income.

Cash flows required for investing activities increased by $128.4 million for the first half of 1998 when compared to 1997, primarily as a result of the acquisition of Suburban Ostomy Supply Company and the continued investment in computer systems and production machinery and equipment.

Cash flows provided by financing activities were $147.4 compared to $1.1 million in 1997. The increase in cash provided by financing activities was primarily a result of an increase in net proceeds from long-term borrowings which were used to fund the acquisition. In February 1998, the company completed the private placement of $100 million in notes to fund the acquisition of Suburban Ostomy Supply Company.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On May 15, 1998, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of July 1, 1998, to be paid on July 15, 1998. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this form 10-Q constitute forward-looking statements based on current expectations which are covered under the "safe harbor" provision within the Private Securities Litigation Reform Act of 1995. Actual results and events, including the acceleration of certain strategic initiatives for which a non-recurring charge has been reported, may differ from those anticipated as a result of risks and uncertainties which include, but are not limited to, pricing pressures as a result of the impact of the consolidations of health care customers and competitors, the availability of strategic acquisition candidates and Invacare's ability to effectively integrate acquired companies, the rate of growth for the industry, and the overall economic and market conditions, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission.

Item 4.  Results of Votes of Security Holders

On May 28, 1998, the company held its 1998 Annual Meeting of Shareholders to act on proposals to elect a class of Directors; and to approve and adopt an amendment to the Invacare Corporation 1994 Performance Plan to increase the number of Common Shares reserved for issuance thereunder from 2,000,000 to 3,500,000.

Gerald B. Blouch, Francis J. Callahan, Dan T. Moore, III and Joseph B. Richey, II were re-elected for a three year term of office expiring in 2001, with 35,455,907, 35,445,805, 35,463,915 and 35,453,509 affirmative votes, respectively, (83 percent of the total voting power). The candidates had 195,533, 205,635, 187,524 and 197,930 votes withheld, respectively.

The proposal to approve and adopt an amendment to the Invacare Corporation 1994 Performance Plan to increase the number of Common Shares reserved for issuance thereunder from 2,000,000 to 3,500,000 received 27,413,688 affirmative votes (77 percent of the total voting power), 2,557,658 negative votes (7 percent of the total voting power) and 160,770 abstained votes (.5 percent of the total voting power).

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

Date:  August 14, 1998