Form 10-Q
period 1998-09-30
INVACARE CORP
filed 1998-11-13
CIK 742112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended      September 30, 1998
                      ----------------------------------------------------

Commission File Number      0-12938
                      ----------------------------------------------------

                              Invacare Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                           95-2680965
-------------------------------              --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No)
incorporation or organization)

               One Invacare Way, P.O. Box 4028, Elyria, Ohio 44036
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (440) 329-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of November 12, 1998 the company had 28,451,404 Common Shares and 1,433,007 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                        Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  September 30, 1998 and December 31, 1997...................3

         Condensed Consolidated Statement of Earnings -

                  Three and Nine Months Ended September 30, 1998 and 1997....4

         Condensed Consolidated Statement of Cash Flows -

                  Nine Months Ended September 30, 1998 and 1997..............5

         Notes to Condensed Consolidated Financial

                  Statements - September 30, 1998............................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations..............9

Part II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K...................................15

SIGNATURES..................................................................15

Part I.  FINANCIAL INFORMATION
Item 1.           Financial Statements

                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)
                                                                                    September 30,           December 31,
                                                                                             1998                   1997
                                                                                                 (In thousands)
                                                                                    ------------------------------------
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                                        $ 4,539                $ 5,696
         Marketable securities                                                              2,589                  3,501
         Trade receivables, net                                                           152,039                114,410
         Installment receivables, net                                                      55,285                 49,298
         Inventories                                                                       87,296                 75,708
         Deferred income taxes                                                             19,478                 18,855
         Other current assets                                                               5,522                  7,743
                                                                                         --------               --------
                  TOTAL CURRENT ASSETS                                                    326,748                275,211

OTHER ASSETS                                                                               64,165                 56,567
PROPERTY AND EQUIPMENT, NET                                                               104,614                 90,577
GOODWILL, NET                                                                             225,521                107,568
                                                                                         --------               --------
                  TOTAL ASSETS                                                           $721,048               $529,923
                                                                                         ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                                                 $43,576                $39,431
         Accrued expenses                                                                  60,197                 59,998
         Accrued income taxes                                                              13,702                  1,872
         Current maturities of long-term obligations and short term
           debt                                                                             9,234                  8,252
                                                                                         --------                -------
                  TOTAL CURRENT LIABILITIES                                               126,709                109,553

LONG TERM DEBT                                                                            318,623                172,459

OTHER LONG-TERM OBLIGATIONS                                                                11,763                 11,496

SHAREHOLDERS' EQUITY
         Preferred shares                                                                       0                      0
         Common shares                                                                      7,256                  7,182
         Class B common shares                                                                358                    359
         Additional paid-in-capital                                                        79,661                 74,954
         Retained earnings                                                                198,099                167,649
         Accumulated other comprehensive earnings                                         (10,579)                (6,506)
         Treasury shares                                                                  (10,842)                (7,223)
                                                                                      -----------               ---------
                  TOTAL SHAREHOLDERS' EQUITY                                              263,953                236,415
                                                                                      -----------               ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $721,048               $529,923
                                                                                      ===========               =========

See notes to condensed consolidated financial statements.

                                       4

                           INVACARE CORPORATION AND SUBSIDIARIES
                          Condensed Consolidated Statement of Earnings - (unaudited)


                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30,                       September 30,
                                                                  1998            1997               1998              1997
                                                             --------------------------          ---------------------------
Net sales                                                     $203,351         $166,144          $587,196          $482,660
Cost of products sold                                          140,986          116,574           412,690           337,384
                                                             ---------         --------          --------          ---------
    Gross profit                                                62,365           49,570           174,506           145,276

Selling, general and administrative expense                     37,719           55,541           117,644           121,450
Non-recurring unusual items                                                      21,886*           (3,588)**         21,886*
                                                             ---------         --------          --------          ---------

    Income from operations                                      24,646          (27,857)           60,450             1,940

Interest income                                                  2,207            2,354             6,957             7,105
Interest expense                                                (5,551)          (3,117)          (15,674)           (9,418)
                                                             ---------         --------          --------          ---------

    Earnings before income taxes                                21,302          (28,620)           51,733              (373)

Income taxes                                                     8,308           (9,560)           20,176             1,450
                                                             ---------         --------          --------          ---------

    NET EARNINGS                                              $ 12,994        $ (19,060)         $ 31,557          $ (1,823)
                                                             =========        ==========         ========          =========
    DIVIDENDS DECLARED PER
       COMMON SHARE                                              .0125            .0125             .0375             .0375
                                                             =========        ==========         ========          =========

Net earnings per share - basic                                  $ 0.43           $ (.64)           $ 1.06            $ (.06)
                                                             =========        ==========         ========          =========
Weighted average shares outstanding - basic                     29,970           29,580            29,910            29,531
                                                             =========        ==========         ========          =========
Net earnings per share - assuming dilution                      $ 0.43           $ (.63)           $ 1.03            $ (.06)
                                                             =========        ==========         ========          =========
Weighted average shares outstanding -
   assuming dilution                                            30,556           30,362            30,579            30,355
                                                             =========        ==========         ========          =========

* Exclusive of $2,889 charged to cost of products sold and $21,307 charged to selling general and administrative expenses.

** Represents a change in the components of the charge reported in the third quarter 1997, to reflect current estimates. Based on this change an additional $3,588,000 was allocated to asset write-downs and litigation which is a component of selling, general and administrative expense, with a corresponding reduction in accelerated facilities consolidation. This reallocation had no impact on reported net earnings.

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                       1998         1997
                                                                                                     -------     -------
                                                                                                         (In thousands)
OPERATING ACTIVITIES
         Net earnings                                                                                 $31,557    $ (1,823)
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Non-recurring unusual charge                                                                  0      29,712
              Depreciation and amortization                                                            17,844      13,813
              Provision for losses on receivables                                                      (2,411)      2,018
              Provision for deferred income taxes                                                      (1,648)       (170)
              Provision for other deferred liabilities                                                    255       2,242
         Changes in operating assets and liabilities:
              Trade receivables                                                                       (24,207)    (10,249)
              Inventories                                                                              (5,742)      4,582
              Other current assets                                                                      1,581        (390)
              Accounts payable                                                                             52       6,367
              Accrued expenses                                                                         (1,395)     (5,311)
                                                                                                   ----------    ---------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                            15,886      40,791

INVESTING ACTIVITIES
         Purchases of property and equipment                                                          (22,925)    (26,698)
         Proceeds from sale of property and equipment                                                     781         331
         Installment sales contracts written                                                          (51,215)    (54,299)
         Payments received on installment sales contracts                                              46,891      48,563
         Marketable securities purchased                                                                 (194)     (3,529)
         Marketable securities sold                                                                     1,000       3,990
         Increase in other investments                                                                 (3,181)      4,636
            Increase in other long term assets                                                         (7,616)     (6,684)
            Business acquisitions, net of cash acquired                                              (129,318)     (1,938)
         Other                                                                                           (362)       (415)
                                                                                                   ----------    ---------
              NET CASH REQUIRED BY INVESTING ACTIVITIES                                              (166,139)    (36,043)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                             350,635      37,855
         Principal payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                         (202,099)    (42,877)
            Proceeds from exercise of stock options                                                     4,540       2,607
         Dividends paid                                                                                (1,114)     (1,102)
         Purchase of treasury stock                                                                    (2,517)          0
                                                                                                   ----------    ---------
            NET CASH PROVIDED/(REQUIRED) BY FINANCING ACTIVITIES
                                                                                                      149,445      (3,517)
Effect of exchange rate changes on cash                                                                  (349)       (235)
                                                                                                   ----------    ---------
Increase in cash and cash equivalents                                                                  (1,157)        996
Cash and cash equivalents at beginning of period                                                        5,696       4,431
                                                                                                   ----------    ---------
Cash and cash equivalents at end of period                                                             $4,539     $ 5,427
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

Principles of Consolidation -- In the opinion of the company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. The accompanying financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 1998 and December 31, 1997, and the results of its operations for the three and nine months ended September 30, 1998 and 1997 and changes in its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the period ended September 30, 1998.

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

                                                                  Three Months Ended               Nine Months Ended
                                                                       September 30,                  September 30,
                                                                     1998       1997                1998        1997
                                                               ---------------------             --------------------

   Net earnings                                                $12,994      $(19,060)            $31,557      $(1,823)
   Foreign currency translation                                 (1,511)       (2,437)             (3,110)      (7,197)
   Unrealized gain or (loss) on available
       for sale securities                                        (937)       (3,133)               (967)         453
                                                               ---------------------             ---------------------

   Total comprehensive earnings                                $10,546      $(24,630)            $27,480      $(8,567)
                                                               =====================             =====================


Net Income Per Common Share -- Net income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, adopted by the company in the quarter ended December 31, 1997. All net income per share amounts shown for periods prior to adoption have been restated to conform to the provisions of SFAS No. 128. For the three months ended September 30, 1998 and the nine months ended September 30, 1997, there was no effect on net income per share from SFAS No. 128. For the three months ended September 30, 1997 and the nine months ended September 30, 1998, net loss and net income per share-basic increased by $.01 and $.03 respectively, over the previous method of computing net income per share.



                                                                          Three Months Ended                Nine Months Ended
                                                                             September 30,                    September 30,
                                                                                 (In thousands except per share data)
                                                                            1998           1997           1998             1997
                                                                        --------       --------       --------         --------
Basic
   Weighted average common shares outstanding                             29,970         29,580         29,910           29,531

   Net income                                                           $ 12,994       $(19,060)       $31,557          $(1,823)


   Net income per common share                                           $   .43        $  (.64)       $  1.06          $  (.06)

Diluted
   Weighted average common shares outstanding                             29,970         29,580         29,910           29,531
   Stock options                                                             586            782            669              824
                                                                        --------       --------       --------         --------
   Weighted average common shares assuming  dilution                      30,556         30,362         30,579           30,355

   Net income                                                           $ 12,994       $(19,060)       $31,557          $(1,823)

   Net income per common share                                           $   .43        $  (.63)       $  1.03           $ (.06)

Recently Issued Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for reporting financial and descriptive information about operating segments. Under SFAS No. 131, information pertaining to the company's operating segments will be reported on the basis that is used internally for evaluating segment performance and making resource allocation determinations. Management is currently finalizing its disclosure requirements relating to the adoption of this statement, which is required in fiscal years beginning after December 15, 1997. Statement 131 is not required to be applied to interim financial statements in the initial year of its application.

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

Statement of Cash Flows -- The company made payments (in thousands) of:

                                                          Nine Months Ended
                                                           September 30,
                                                   1998                   1997
                                                   ----------------------------
       Interest                                    $14,977              $8,559
       Income taxes                                  7,411              17,522

Inventories -- Inventories consist of the following components (in thousands):

                                             September 30,        December 31,
                                                     1998                1997
                                             -------------        ------------
       Raw materials                              $ 22,006            $ 23,704
       Work in process                              11,050              11,676
       Finished goods                               54,240              40,328
                                             -------------        ------------
                                                  $ 87,296            $ 75,708
                                             =============        ============

The inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment -- Property and equipment consist of the following (in thousands):

                                         September 30,            December 31,
                                                 1998                    1997
                                        -------------             -----------
   Land, buildings and improvements          $ 43,951                $ 40,026
   Machinery and equipment                    132,980                 111,959
   Furniture and fixtures                      11,499                   9,649
   Leasehold improvements                       7,742                   6,979
                                        -------------             -----------
                                              196,172                 168,613
   Less allowance for depreciation            (91,558)                (78,036)
                                        -------------             -----------
                                            $ 104,614                $ 90,577
                                        =============             ===========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The review of results that follows excludes the impact of the non-recurring and unusual charge ("the charge") of $.98 per share, assuming dilution, reported in the third quarter 1997. The amount of the charge utilized during the quarter and the remaining balance is discussed later in this section.

NET SALES

Net sales for the three and nine months ended September 30, 1998 increased by 22.4% and 21.7% respectively, over the same period a year ago. For the quarter, acquisitions accounted for a significant portion of the increase, 16.9%, while currency translation negatively impacted sales by 1.3%. For the first nine months, acquisitions contributed 16.3% with foreign currency having a negative impact of 1.8%. Sales for the three and nine months ended September 30, 1998 were also negatively impacted by continued reduced sales to the Company's largest customer. The reduction in sales to this customer impacted reported sales growth by approximately 1.7% for the quarter and 2.6% year to date. Power, Invacare Health Care Furnishings and Personal Care business units posted the largest dollar increases for the quarter primarily as a result of increased unit volumes. The volume increases were partially offset by the effects of a continuing competitive pricing environment.

North American Operations

Rehab Products Group. Sales of the Rehab Products Group, which consists of the power wheelchairs, custom manual wheelchairs and seating and positioning business units, increased 21.8% for the quarter. The increase was a result of the continued success of the new Power mid-wheel drive wheelchairs coupled with strong volume increases in the second generation Power Storm Arrow(R) and the Tarsys(R) Weight Shift Seating Systems. For the first nine months, Rehab group sales increased 29.1%.

Standard Products Group. Sales of the Standard Products Group, which consists of the manual wheelchairs, personal care, beds, low air loss therapy and retail business units, decreased 2.2% for the quarter. Personal care products and the retail business posted volume increases which were more than offset by volume declines in manual wheelchairs and beds. Pricing pressure due to intense competition across all product lines also negatively impacted sales. For the first nine months, Standard Products Group sales decreased 2.6% versus the same period a year ago.

Continuing Care/Distributed Products Group. Sales of the Continuing Care/Distributed Products Group, which consists of Invacare Health Care Furnishings, patient transport and distributed products increased 36.2%, excluding the impact of acquisitions. Acquisitions increased sales by $27,777,000 for the quarter with Suburban Ostomy Supply Company accounting for the majority of the increase. Year to date sales increased 14.2%, excluding the impact of acquisitions which increased sales by $78,257,000.

Respiratory Products Group. Sales of the Respiratory Products Group, which consists of the oxygen concentrator, liquid oxygen, aerosol therapy and associated respiratory products business units, increased 3.1% and 5.6% for the quarter and year to date respectively. The increase was a result of overall volume improvements and the successful introduction of sleep distributed products in the second quarter of 1998. Volume increases were offset, somewhat, by continued pricing pressure across most major product categories.

The U.S. Food and Drug Administration (F.D.A.) has indicated that 510(k) approval is needed for the Invacare(R) Venture(TM) HomeFill(TM) product released in the latter part of 1997. Invacare voluntarily suspended shipments of this product during the third quarter, pending resolution of the F.D.A.'s comments. On October 15, 1998 Invacare filed for 510(k) approval, in order to expedite resolution of the F.D.A.'s issues. This approval process is typically completed within ninety days.

Other. Other, consisting primarily of the company's Canadian, Australian and New Zealand operations, and aftermarket parts business, had a 9.0% sales increase for the quarter and a 8.2% sales increase year to date, excluding the negative foreign currency impact of 12.6% and 9.8% respectively.

European Operations

European sales increased 2.7%, with currency translation negatively impacting sales by .5%. In the first nine months, sales for Europe increased 4.2% excluding the negative impact of 4.1% from foreign currency. Sales were impacted by market pressures from reduced government spending and reimbursement trends.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine month periods ending September 30, 1998 was 30.7% and 29.7%, respectively, compared to 31.6% and 30.7% in the same periods a year ago. Margins for North American operations declined principally due to the effect of businesses acquired, particularly
Suburban Ostomy Supply Company, as they had margins lower than those of the company's existing businesses. Continued pricing pressure also had a negative effect on margins however, the impact was somewhat offset by continued cost containment measures across all product groups. European gross margins decreased as a result of overall price declines and the continued effects of a strong U.S. dollar.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and nine months ending September 30, 1998 was 18.5% and 19.4% respectively compared to 20.7% in the same periods a year ago. The overall dollar increase was $3,285,000 (9.5%) for the quarter and $13,913,000 (13.9%) for the nine months, despite acquisitions which contributed $4,683,000 (13.6%) and $15,200,000 (15.2%) for the same periods.

North American selling, general and administrative costs as a percent of sales declined for the quarter and year to date. European operations' selling, general and administrative costs as a percent to sales remained relatively flat with the prior year, with increases due to the strength of the U.S. dollar and continued investments to support the company's European strategy.

NON-RECURRING CHARGE

In 1997, the company announced non-recurring and unusual charges of $61,039,000 ($38,839,000 or $1.28 diluted per share after tax). Of these charges, $49,379,000 has been utilized through September 30, 1998 including $8,327,000 in the third quarter of 1998 for facilities consolidation, asset write-downs and litigation. During the second quarter of 1998, the company reviewed the charge and its related estimates and components. While the total amount of the charge did not materially change, its components were updated to reflect current estimates. Based on this review an additional $3,588,000 was allocated to asset write-downs and litigation with a corresponding reduction in accelerated facilities consolidations. This reallocation resulted in an increase in selling, general and administrative expense and a corresponding decrease in non-recurring unusual items of $3,588,000. The company expects substantially all of the remaining charge to be utilized over the next six months.

INTEREST

Interest income in the three and nine months ended September 30, 1998 increased slightly, $147,000 and $148,000 respectively, when compared to the same periods a year ago. The change is a result of increased volume in installment loans during the quarter, somewhat offset by a decrease in the portfolio's effective rate. Interest expense for the quarter and year to date increased due to higher average outstanding borrowings resulting primarily from the acquisition of Suburban Ostomy Supply Company on January 28, 1998.

                                       12
INCOME TAXES

The company had an effective tax rate of 39.0% for the three and nine months ended September 30, 1998, compared to an effective tax rate benefit and charge for the three and nine months ended September 30, 1997, of (33.4%) and 388.7% respectively. The 1997 rates differ from 1998 principally due to nondeductible items included in the 1997 non-recurring charge.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term debt increased $146.2 million to $318.6 million for the nine months ended September 30, 1998. Long - term debt increased principally due to acquisition activity. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its lines of credit. As of September 30, 1998, the company had approximately $237.4 million available under its lines of credit. Pursuant to the most restrictive covenant contained in its financing arrangements, the company could borrow an additional $171.6 million.

The company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined. The company is in compliance with all of the required conditions.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of September 30, 1998. The company expects to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 1998 will approximate $26 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

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

In September, 1998 the company completed the sale of Peiser's Medical Supplies and Services, a subsidiary of Suburban Ostomy Supply Company. When Suburban Ostomy was acquired, Invacare announced it was in the process of identifying potential purchasers for the Peiser's business. The sale of Peiser's will not have an impact on results for the year as proceeds from the sale approximated the net book value.

                                       13
CASH FLOWS

Cash flows provided by operating activities were $15.8 million for the first nine months of 1998 compared to $40.7 million in 1997. Cash flow provided by operating activities was negatively impacted by increased receivable levels as dealer financing continues to be a focus for our customers due to the impact of governmental reimbursement cuts mandated by the balanced budget act.

Cash flows required for investing activities increased by $130.1 million for the first nine months of 1998 when compared to 1997, primarily as a result of the acquisition of Suburban Ostomy Supply Company and the continued investment in computer systems and production machinery and equipment.

Cash flows provided by financing activities were $149.4 compared to $3.5 million required in 1997. The increase in cash provided by financing activities was primarily a result of an increase in net proceeds from long-term borrowings which were used to fund the acquisition. In February 1998, the company completed the private placement of $100 million in notes to fund the acquisition of Suburban Ostomy Supply Company.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On August 18, 1998, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of October 1, 1998, to be paid on October 15, 1998. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

YEAR 2000 ISSUE

The company has developed a plan to modify its existing information technology in order to recognize the year 2000 and has begun converting its critical data processing systems. The plan is designed to ensure that there is no adverse effect on the company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The company is well under way with these efforts and believes its planning and implementation efforts will be adequate to address its year 2000 concerns. The following table summarizes the company's progress on the resolution phases of this project.


                                Resolution Phases

                  Assessment             Remediation              Testing                 Implementation
                  ==========             ===========              ========                ================
Information       100% completed         75% complete             75% complete            75% complete
Technology        June 1998              Expected                 Expected                Expected
                                         completion date          completion date         completion date
                                         March 1999               April 1999              April 1999
----------------------------------------------------------------------------------------------------------
Operating         100% completed         65% complete             65% complete            65% complete
Equipment         June 1998              Expected                 Expected                Expected
                                         completion date          completion date         completion date
                                         March 1999               April 1999              April 1999
---------------------------------------------------------------------------------------------------------
Products          100% completed         100% complete            100% complete           100% complete
                  January 1998           N/A                      N/A                     N/A
---------------------------------------------------------------------------------------------------------
3rd Party         25% complete           N/A                      N/A                     N/A
                  Estimated
                  completion date
                  March 1999
---------------------------------------------------------------------------------------------------------

The total cost of the Year 2000 project is estimated at $4.0 - $6.0 million and is being funded entirely through operating cash flows. This estimate includes the cost of a combination of existing internal and external resources and excludes the costs to upgrade and replace systems in the normal course of business. The company does not expect this project to have a material effect on the company's results of operations or financial position.

Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, failure to do so could have a material adverse impact on the company's ability to conduct business including but not limited to order entry, manufacturing, shipping, invoicing and collections. In addition to its in house efforts, the company is currently employing the services of several independent outside sources to evaluate its processes and verify its assessment of risk.

The company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The company plans to evaluate the status of completion in April 1999 and determine whether such a plan is necessary.

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

Date:  November 13, 1998