Form 10-K
period 1998-12-31
INVACARE CORP
filed 1999-03-31
CIK 742112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1998
                  -------------------------------------------

                                       OR


     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________ to ________________

                         Commission file number 0-12938


                              INVACARE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                      95-2680965
-------------------------------                ------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                Number)


              One Invacare Way, P. O. Box 4028, Elyria, Ohio 44036
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:           (440) 329-6000
                                                              --------------
Securities registered pursuant to Section 12(b) of the Act:      None
                                                              --------------
Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, without par valu
                        -------------------------------
                                (Title of Class)

         Rights to purchase Common Shares of Invacare, without par value
         ---------------------------------------------------------------
                                (Title of Class)

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes X No

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 26, 1999, 28,481,826 Common Shares and 1,433,007 Class B Common Shares were outstanding. At that date, the aggregate market value of the
25,438,651 Common Shares of the Registrant held by non-affiliates was $604,167,961 and the aggregate market value of the 93,447 Class B Common Shares of the Registrant held by non-affiliates was $2,219,366. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the NASDAQ National Market System on February 26, 1999, which was $23.75. For purposes of this information, the 3,043,175 Common Shares and 1,339,560 Class B Common Shares which were held by Executive Officers and Directors were deemed to be the Common Shares and Class B Common Shares held by affiliates.


                       Documents Incorporated By Reference
                       -----------------------------------



Part of Form 10-K                           Document Incorporated By Reference

Part III (Items 10, 11,                     Portions of the Registrant's
12 and 13)                                  definitive Proxy Statement to
                                            be used in connection with
                                            its 1999 Annual Meeting of
                                            Shareholders.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 1998.

                                     PART I
Item 1.  Business.

(a) General Development of Business.

Invacare is the world's leading manufacturer and distributor of non-acute health care products based upon its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment including the home health care, retail and extended care markets. Invacare continuously revises and expands its product lines to meet changing market demands and currently offers over two dozen product lines. The company's products are sold principally to over 10,000 home health care and medical equipment provider locations in the U.S., Australia, Canada, Europe and New Zealand, with the remainder of its sales being primarily to government agencies and distributors. Invacare's products are sold through its world-wide distribution network by its sales force, telemarketing employees and various organizations of independent manufacturer's representatives. The company also distributes medical equipment and related supplies manufactured by others.

Invacare is committed to design, manufacture and distribute the best value in mobility products and medical equipment for people with disabilities and those requiring care in the non-acute environment. Invacare will achieve this vision by:

                  * designing and developing innovative and technologically superior products;
                  * ensuring continued focus on our primary market - the non-acute health care market;
                  * marketing  our broad  range  of  products  under  the "One
                   Stop  Shoppingsm" strategy;
                  * providing the industry's most professional and cost-effective sales, customer service and distribution organization;
                  * supplying superior and innovative provider support and aggressive product line extensions;
                  * building a strong referral base among health care professionals;
                  * building brand preference with consumers;
                  * handling the retail channel through  a  dedicated   sales
                  and  marketing   structure;
                  * continuous advancement/recruitment of top management candidates;
                  *  empowering  all  employees;
                  *  providing  a performance  based  reward  environment; and
                  * continually striving for total quality throughout the organization.

When the company was acquired in December 1979 by a group of investors, including certain members of management and the Board of Directors, it had $19.5 million in net sales and a limited product line of standard wheelchairs and patient aids. In 1998, Invacare reached $798 million in net sales, representing a 21.6% compound average sales growth rate since 1979, and currently is the leading company in the industry which manufactures, distributes and markets products in each of the following major non-acute medical equipment categories: power and manual wheelchairs, patient aids, home care beds, home respiratory products, low air loss therapy products, seating and positioning products and bathing equipment.

The company's executive offices are located at One Invacare Way, Elyria, Ohio and its telephone number is (440) 329-6000. In this report, "Invacare" and the "company" refer to Invacare Corporation and, unless the context otherwise indicates, its consolidated subsidiaries.

(b) Financial Information About Industry Segments.

The company operates predominantly in the home medical equipment industry segment. For information relating to net sales, operating income, identifiable assets and other information for this industry segment, see the Consolidated Financial Statements of the company.

(c) Narrative Description of Business.

THE HOME MEDICAL EQUIPMENT INDUSTRY

North America and Australasia
The home medical equipment market includes home health care products, physical rehabilitation products and other non-disposable products used for the recovery and long-term care of patients. The company believes that sales of domestic home medical equipment products will continue to grow during the next decade as a result of several factors, including:

     Growth in population over age 65. The nation's overall life expectancy increases with every passing year reaching its current all time high of
     76.1 years. The over 65 age group represents the vast majority of home health care patients and continues to grow. A significant percentage of people using home and community-based health care services are 65 years of age and older and it is estimated that this segment of the population will double during the next ten years. Also, it has been widely reported that by the year 2000, one American will turn 50 every nine seconds.

     Treatment trends. Many medical professionals and patients prefer home health care over institutional care because they believe that it results in greater patient independence, increased patient responsibility and improved responsiveness to treatment as familiar surroundings are believed to be conducive to improved patient outcomes. Health care professionals, public payors and private payors agree that home care is a cost effective, clinically appropriate alternative to facility-based care. Recent surveys show that approximately 70% of adults would rather recover from accident or illness in their home, while approximately 90% of the older population showed preference for home-based long-term care.

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

     Healthcare cost containment trends. In 1996, spending on health care in the U.S. surpassed $1 trillion dollars, which is approximately 14.0% of Gross Domestic Product (GDP). In 2007, the nation's health care spending is projected to increase to $2.1 trillion, averaging annual increases of 7%. Over this same period, spending on health care is expected to increase from approximately 14% to 17% as a share of gross domestic product in the years 1996 through 2007. The rising cost of health care has caused many payors of health care expenses to look for ways to contain costs. Home health care has gained wide-spread acceptance among health care providers and public policy makers as a cost effective, clinically appropriate and patient preferred alternative to facility-based care for a variety of acute and long-term illnesses and disabilities. Thus, the company believes that home health care and home medical equipment will play a significant role in reducing health care costs.

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

GEOGRAPHICAL SEGMENTS AND PRODUCT CATEGORIES

North America
North American operations, are aligned into five primary product groups, which manufacture and market products in all of the major home medical equipment categories. In Canada, the company principally sells Invacare products manufactured in the U.S. The company also sells standard wheelchairs and seating and positioning products manufactured in Canada and certain patient aids manufactured in Europe.

     REHAB PRODUCTS

     Power wheelchairs. Invacare manufactures a complete line of power wheelchairs for individuals who require independent powered mobility. The range includes products that can be significantly customized to meet an individual's specific needs, as well as products that are inherently versatile to meet a broad range of individual requirements. Invacare's power wheelchair lines are marketed under the "Action" trademarked brand name and include, among others, the Storm SeriesTM, a technologically advanced series of power wheelchairs. The Action Gearless Brushless GB(TM) was introduced in 1998. This new power chair motor is quieter and more powerful and efficient requiring less service than the standard mechanical systems of gears and brushes.

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

     Seating and positioning products. Invacare manufactures seat cushions, back positioners and a variety of attachments used for comfort, support, pressure relief and posture control and markets them under the Invacare(R) brand. Seating products marketed under the Action brand, include the Tarsys(TM) product of electronic and mechanical tilting and reclining devices for use on power wheelchairs.

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

     Personal care. Invacare manufactures and/or distributes a full line of patient aids, including ambulatory aids such as crutches, canes, walkers and wheeled walkers; bath safety aids such as tub transfer benches, shower chairs and grab bars; and patient care products such as commodes, lift-out chairs and foam products.

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

     CONTINUING CARE / DISTRIBUTED PRODUCTS

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

     Health Care Furnishings. Invacare, operating as Invacare Continuing Care Group, is a manufacturer and distributor of beds and furnishings for the non-acute care markets.

     RESPIRATORY  PRODUCTS

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


Australasia
The company's Australasia operations consist of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs and Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs.

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

North America and Australasia

The home medical equipment market is highly competitive, and Invacare's products face significant competition from other well-established manufacturers. The company believes that its success in increasing market share is dependent on providing value to the customer based on the quality, performance and price of the company's products, the range of products offered, the technical expertise of the sales force, the effectiveness of the company's distribution system, the strength of the dealer and distributor network and the availability of prompt and reliable service for its products. The company believes that its "One Stop Shoppingsm" approach provides the competitive advantage necessary for continuing profitability and market share growth. Various manufacturers have, from time to time, instituted price-cutting programs in an effort to gain market share. There can be no assurance that other HME manufacturers will not attempt to implement such aggressive pricing in the future.

Europe
As a result of the differences encountered in the European marketplace, competition generally varies from one country to another. The company typically encounters one or two strong competitors in each country, some of them becoming regional leaders in specific product lines.

MARKETING AND DISTRIBUTION

North America and Australasia
Sales and Marketing. Invacare's products are marketed in the United States and Australasia primarily to providers who in turn sell or rent these products directly to consumers within the non-acute care setting. Invacare's primary customer is the HME provider. The company also employs a "pull-through" marketing strategy to medical professionals, including physical and occupational therapists, who refer their patients to HME providers to obtain specific types of home medical equipment.

Invacare's domestic sales and marketing organization consists primarily of a home care sales force, which markets and sells Invacare(R) branded products to HME providers. A combination of direct sales and manufacturers' representatives market and sell Invacare products through the company's Invacare Continuing Care Group (ICCG) to the non-acute care market; and a separate manufacturer's representatives' sales force markets and sells the company's retail brand to the mass retail channels of distribution, including home centers, mass merchants and chain drug stores. Each member of Invacare's home care sales force functions as a Territory Business Manager (TBM) and handles all product and service needs for an account, thus saving customers valuable time. The TBM also provides training and servicing information to providers, as well as product literature, point-of-sales materials and other advertising and merchandising aids. In Canada, products are sold by a direct sales force and distributed through regional distribution centers in British Columbia, Ontario and Quebec to health care providers throughout Canada.

The company sells distributed products through its Suburban Ostomy subsidiary. The acquisition of Suburban, in 1998, was an important addition to Invacare's "Total One Stop Shoppingsm" program, through which Invacare offers HME providers of all sizes the broadest range of products and services at the total lowest cost. Suburban's products include ostomy, incontinence, wound care and diabetic supplies, as well as other soft goods and disposable products. These products are complementary to Invacare's products and are purchased by many of the same customers that buy Invacare's equipment products. Suburban markets its products through an inside telesales and customer service department, in addition to Invacare's 100+ HME field sales force. Suburban also markets a Home Delivery program to HME providers through which Suburban drop-ships supplies in the provider's name to the customer's address. Providers have no products to stock, no minimum orders and delivery within 24-48 hours nationwide.

In 1998, Invacare introduced its EDLP(TM) Advantage Club for the independent provider. In addition to all the benefits of the Invacare EDLP (Every Day Low Pricing) program, Advantage Club members can qualify for a bonus by committing to certain growth objectives in purchase volume over the prior year. In 1998, the EDLP Advantage Club proved successful in growing Invacare's business with the smaller independent provider.

In 1998, the company further refined its brand strategy to focus exclusively on the Invacare brand. Action, which was the company's brand for rehab wheelchair products, has been transitioned from a brand to a product series for all rehab products, including power chairs, custom manual chairs and seating systems. PinDot(R), which had served as the company's brand for seating and positioning products, was discontinued as a brand and folded into the Action product series. As part of the company's efforts to fully leverage the Invacare brand amongst all of the company's various audiences, the Invacare logo was enhanced by placing it on an elliptical medallion that signifies excellence and accomplishment. The logo combines the equity of the name with a pair of arcs that express vitality, energy and an encompassing embrace. Altogether, this logo conveys the global vision and achievement appropriate for the world's leading manufacturer and distributor of non-acute health care products.

In 1998, Invacare continued refining its strategic advertising campaign in home health care magazines and trade publications which complement the company's focused brand strategy. A new "umbrella" HME campaign was developed and introduced which features the company's chairman and CEO, A. Malachi Mixon, III, a highly visible and recognized leader in the HME industry, as the company's spokesperson. Mr. Mixon now is being featured in all of the company's trade advertising. The company also contributed extensively to editorial coverage in trade publications on articles concerning products it manufactures. Company representatives attended numerous trade shows and conferences on a national and regional basis in which Invacare products were displayed to providers, medical professionals and consumers.

Invacare continues to enhance its sales and marketing programs to generate greater consumer awareness of Invacare and its products, as witnessed by enhancements made to its consumer marketing program in 1998 through sponsorship of a variety of wheelchair activities and support of various charitable causes which benefit the users of its products. Invacare continued for the fifth year as a National Corporate Sponsor of Easter Seals, one of the most recognizable charities in the United States that annually meets the needs of over 40 million children and adults who have various types of disabilities. The company further enhanced its sponsorship of over 75 individual wheelchair athletes and teams, including the top-ranked wheelchair racer in the world, and several of the top-ranked men's and women's wheelchair tennis players in the world.

The company's top ten customers accounted for approximately 18% of 1998 net sales. The loss of business of one or more of these customers or buying groups may have a significant impact on the company, although no single customer accounted for more than 5% of the company's 1998 net sales. Providers, who are part of a buying group, generally make individual purchasing decisions and are invoiced directly by the company.

The company devotes significant time and resources in training providers, rehabilitation therapists and others in the sale, use, maintenance and repair of its products. In 1998, Invacare enhanced its training and education program by launching Invacare LEEP (Learning Enrichment and Education Program). LEEP consists of two learning alternatives: nine Invacare Expos which combine three-day training and education forums with a two-day product fair; and more than 90 Invacare Satellite Training courses which consist of single day, shorter sessions on specific topics.

Europe
The company's European operations consist primarily of manufacturing, marketing and distribution operations in Western Europe and export sales activities through local distributors elsewhere in the world. The company has a direct sales force and distribution centers in the United Kingdom, France, Germany, Portugal, Spain, Sweden, Switzerland, Norway and the Netherlands and sells through distributors elsewhere in Europe. In markets where the company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to government agencies. In most markets, government health care and reimbursement policies play an important role in determining the types of equipment sold and price levels for such products. The company continues to focus on the implementation of the "One Stop Shoppingsm" concept in Europe.

PRODUCT LIABILITY COSTS
Invacare supports its dealers by defending product liability claims in an effort to hold down costs. The company's captive insurance company, formed in 1986, insures the first $2 million per claim, up to annual aggregate policy losses of $3 million, of the company's domestic product liability exposure. The company also has additional layers of coverage insuring up to $70 million for a total of $73 million in annual aggregate losses arising from individual losses that exceed $2 million per claim or annual policy aggregate losses of $3 million. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at an affordable rate.

PRODUCT DEVELOPMENT AND ENGINEERING
Invacare is committed to continuously improving, expanding and broadening its existing product lines. During the past three years, new product introductions included: major improvements in the power wheelchair line in terms of electronics, functionality and aesthetics; new models of power wheelchairs; new additions/enhancements to the electronic controllers for power wheelchairs; new models of aluminum frame ultralight wheelchairs; a comprehensive new line of innovative seating and positioning products; a complete line of home respiratory products, including nebulizer compressors, flowmeters, aspirators, oxygen analyzer, and respiratory disposables; and an improved line of ambulatory and safety products.

New product development remains a key component of Invacare's strategy to grow market share and maintain competitive advantage. To this end, Invacare's efforts in 1998 continued to focus resources on innovative manufacturing concepts while also investing significant resources in cost reduction and design improvement. Important new technologies were added, as well as many line extensions and refinements to existing categories. In 1998, over 30 new products were introduced with the most significant being:

North America

     Gearless Brushless GB(TM) Motor Option for Arrow(R) Storm Series(R) Ranger(TM)X and Torque(TM) - This direct drive brushless motor option in combination with the new MKIV GB controller is available for all Second Generation Arrow Storm Series, X and Torque models. All applications have a weight rating of 300 pounds and a speed of 7.25 mph. The Invacare(R) Action Gearless-Brushless GB(TM) motor is a quantum leap in power chair motor performance and reliability. Based on the principle of electro-magnetic induction, the GB motor overcomes many of the limitations of conventional motors. Instead of mechanical gears and brushes, which through contact wear, grind and create noise, the GB motor features powerful magnets that rotate in an electronically generated magnetic field, generated by a rotor using a precision-wrapped coil of copper wire. No friction means that the GB motor operates much more efficiently than a traditional motor. The GB motor has a longer life and requires less service and repair than any previous motor, thus enabling Invacare to offer a warranty that is double the industry standard.

     Invacare(R) Action Excel(TM) FWD and Ranger II(TM) FWD Power Chairs - Invacare's first front wheel drive power chairs in the K-11 and K-10 codes. Both models are true front wheel drive units which provide the traction and maneuverability of a mid wheel drive chair, the stability of a rear wheel drive plus obstacle climbing capability that outperforms comparable mid and rear wheel drive units.

     Ranger II(TM) MWD Weight Shifting Tilt - The Ranger II product line has been expanded to include the Weight Shifting Tilt model. The range of the power tilt system is 0 to 50 degrees with a weight rating of 250 pounds. The weight shift tilt system offers full tilt capability on a short wheel base chair. This is accomplished by allowing minimal change in the location of the occupants center of gravity as the seating system is tilted. The Weight Shift Tilt model is equipped with full shrouds as standard.

     The Invacare(R) MG manual wheelchair - A truly economical wheelchair designed to meet the Rehabilitation Engineering Society of North America (RESNA) requirements, it is ideal for both sale and rental, and features a durable, low-maintenance, triple-chrome-plated, carbon-steel frame that is designed for long-lasting performance.

     The Invacare(R) 9000(TM)series manual wheelchairs - Wheelchairs designed for premium performance and low maintenance for a low total lifecycle cost.

     The Invacare(R) Tracer(R) EX and Tracer(R) DLX wheelchairs - These wheelchairs are the value-added choice in manual wheelchairs because they offer so many extra features, including more widths, higher performance tires and a longer warranty.

     Invacare(R) Transport Ready Option - Tiedown brackets that meet the Society of Automotive Engineers (SAE) Standard for Wheelchair Occupant and Restraint Systems designed for Invacare wheelchairs.

     Invacare(R) Personal Seat Cushion - A seat designed as a lightweight, contoured cushion created from a combination of foam and fluid for excellent pelvic stability and pressure relief.

     Invacare(R) Action Phoenix(TM) Powered Mobility Lift System - A lift system that allows a consumer to take their scooter, power or manual wheelchair wherever they go. It lifts up to 200 pounds without the need for disassembly and is simple to operate, easy to install and fits most vehicles.

     Invacare(R) Action Polaris(TM)CPAP - This Continuous Positive Airway Pressure (CPAP) device has an innovative design and reliable performance which provide almost effortless patient set-up and monitoring.

     Invacare(R) Printing Pulse Oximeter - An ergonomically designed, low cost, easy to use hand-held pulse oximeter with an integrated printer.

     Invacare(R) CheckO2 Plus(TM) - A convenient and cost-effective analyzer, it checks oxygen concentration (%), flow rate (L/min), and patient outlet pressure (psi/kPA) on any oxygen concentrator (Pending FDA 510(k) clearance). Invacare(R) Rollators - A new line of walking aids - the four-wheel Stargazer, the Stingray and the Spartan, and the three-wheel Sprint - offer convenient mobility for a wide variety of individuals and are specifically designed to provide additional stability and comfort.

     Invacare(R) CareGuard(TM) 8000 Alternating Pressure Mattress system - A powered mattress replacement system for the treatment of Stage I to Stage IV pressure ulcers at lower than normal cost while still incorporating a U.S. made mattress system composed of twenty nylon fabric cells.

     Invacare(R) Adjustable Leisure Bed - A bed that allows, with the touch of a button, a user to move into hundreds of relaxing positions. All without creating pressure, stress or strain on the body.

Australasia

     Invacare(R) Dynamic Battery Charger. The Dynamic battery charger, developed for charging batteries used on power wheel chairs, utilizes solid state circuitry coupled with "intelligent software." It is the first charger which automatically adjusts the charging process to match various types of batteries used throughout the industry including gel, sealed lead acid, and wet cell batteries. The charger automatically senses when its connected to a battery and when batteries are fully charged. It also features significantly reduced weight and size, weighing approximately 60% less than typical chargers and is approximately 50% smaller than existing chargers.

     MKIV GB controller. The MKIV G/B controller was designed for use in power wheelchairs equipped with the Invacare(R) Action Gearless-Brushless GB(TM) motor. This controller was developed by Invacare and manufactured by Invacare Dynamic Controls, New Zealand.

Europe

During  1998,  European  operations  also  introduced  several new  products and
continued  to  update  existing   products  as  required  by  the  market.   Key
introductions and updates in 1998 included:

     Action MVP(TM), Allegro(TM), Orbit(TM), and Action Pro(TM) Series - This series has been Community Europe (CE) marked to comply with the Medical Device Directives for sales distribution in our European Markets.

     Invacare(R)Top End(R)Terminator(TM) - This product has been CE-marked to comply with the Medical Device Directives for sales distribution in our European Markets.

MANUFACTURING AND SUPPLIERS
The  company's  objective  is  to  maintain  its  commitment  to  be  the  total lowest-cost manufacturer in its industry, as well as the highest-quality producer. The company believes that it is achieving this objective not only through improved product design, but also by taking a number of steps to lower manufacturing costs. During 1997, the company initiated plans to close and consolidate a number of manufacturing operations, the cost of which was included in charges taken in the third and fourth quarters. These consolidations were substantially complete in 1998 except for Europe. Also during 1998, the worldwide consolidation of purchasing continued thereby taking advantage of significant leverage opportunities available to the company for certain commodity raw materials and allowed the company to achieve ongoing cost reduction objectives. The company also makes substantial investments in its facilities and equipment in order to increase productivity, improve quality and delivery. Over the past three years, the company has invested $90.4 million in capital improvements and acquisition of facilities.

North America / Australasia
The company has vertically integrated its manufacturing processes by fabricating, coating, plating and assembling many of the components of each product. The company designs and manufactures electronics for power wheelchairs, from insertion of components into printed circuit boards to final assembly and testing.

Invacare has focused on "value engineering" which reduces manufacturing costs by eliminating product complexity and using common components. Value engineering has been applied to all product introductions in the last three years, including the latest generation of oxygen concentrators, electronic controls, wheelchairs, patient lifts, beds and bath safety products.

Investments continue to be made in manufacturing automation. The company has initiated programs to reduce manufacturing lead times, shorten production cycles, increase associate training, encourage employee involvement in decision-making and improve manufacturing quality. Associate involvement teams participate in engineering, production and processing strategies and associates have been given responsibility for their own quality assurance. The consolidation of facilities that was substantially completed in 1998 will also enhance manufacturing efficiency.

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

Europe
As in other areas, manufacturing and operational issues faced in the U.S. are also present in Europe. The European operation has challenged and rationalized the mission of each manufacturing location allowing for the realization of significant synergies and identified areas for further cost reductions and improved efficiencies for 1999 including certain facilities' elimination and consolidations.

ACQUISITIONS
During 1998, the company acquired Suburban Ostomy, a wholesaler of medical supplies and related products to the home health care industry for approximately $132 million. As a result of the company's ongoing search for opportunities, coupled with the industry trend toward consolidation, other acquisition opportunities were evaluated in 1998. The company focuses on acquisitions intended to fulfill the following objectives:

       Tactical.        Grow market share or extend current product lines.

       Strategic.       Enter new market segments that complement existing
                        businesses or utilize the company's distribution strength.

       Geographic.      Enable rapid entry into new foreign markets.


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

In the U.S., the growth of health care costs has moderated some in 1998; however, overall costs have increased at rates in excess of the rate of inflation and as a percentage of GDP for several decades. A number of efforts to control the federal deficit have impacted reimbursement guidelines for government sponsored health care programs and changes in federal programs are often imitated by private insurance companies. Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain and thus affect the product mix, pricing and payment patterns of the company's customers who are the HME providers.

Congress imposed no new cuts on Medicare payments for durable medical equipment during 1998 electing instead to see the impact of reductions contained in the Balanced Budget Act (BBA) of 1997. At the same time, the Health Care Financing Administration (HCFA) and its agents the Durable Medical Equipment Regional Carriers (DMERC) have been busy trying to implement some of the provisions contained in the BBA which effect reimbursement in more specific ways. For example, during the third quarter, the DMERC published a proposal to reduce fees paid for seven items by as much as 15% using, for the first time, their inherent reasonableness (IR) authority. HCFA is also attempting to get its first competitive bidding demonstration project off the ground but has run into several problems delaying start-up until well into 1999. As it happens, the U.S. Small Business Administration has issued a stern criticism of HCFA's efforts on both IR and competitive bidding for violating due process procedures and the rights of providers effected by the proposals. HCFA is also under intense scrutiny by the General Accounting Office and the Congress for its failure to adequately address the systems issues arising from the so-called millennium bug or Y2K conversion.

The company continues its aggressive, pro-active efforts to shape public policy which impacts home and community-based, non-acute health care. Invacare believes these efforts give the company a competitive advantage in two ways. First is the frequently expressed appreciation of our customers for our efforts on behalf of the entire industry. The other is the ability to anticipate and plan for changes in public policy unlike most other HME manufacturers who must react to change after it occurs.

The Safe Medical Devices Act of 1990 and Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetics Act of 1938 (the "Acts") provide for regulation by the United States Food and Drug Administration (the "FDA") of the manufacture and sale of medical devices. Under the Acts, medical devices are classified as Class I, Class II or Class III devices. The company's principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and record keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices must comply with product design and manufacturing controls established by the FDA. Manufacturers of all medical devices are subject to periodic inspections by the FDA. Furthermore, state, local and foreign governments have adopted regulations relating to the manufacture and marketing of health care products. The company believes that it is presently in material compliance with applicable regulations promulgated by FDA, for which the failure to comply would have a material adverse effect.

BACKLOG
The company generally manufactures most of its products to meet near term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular products nor does it believe that backlog is a significant factor for its business.

EMPLOYEES
As of December 31, 1998, the company had approximately 4,889 employees.

(d) Financial Information About Foreign and Domestic Operations and Export
Sales.

The company also markets its products for export to other foreign countries. The company had product sales in over 80 countries worldwide.

For information relating to net sales, operating income and identifiable assets of the company's foreign and domestic operations, see Business Segments in the Notes to the Consolidated Financial Statements.

Item 2.  Properties.

         The company owns or leases its warehouses, offices and manufacturing facilities and believes these facilities to be well-maintained, adequately insured and suitable for their present and intended uses. Information concerning certain of the leased facilities of the company as of December 31, 1998, is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company and in the table below:


                                                        Ownership
                                                        or Expiration              Renewal
North American Operations            Square Feet        Date of Lease              Options         Use
-------------------------            -----------        -------------              -------         ---
Ashland, Virginia                            36,000       September 2000           none            Warehouse and offices

Atlanta, Georgia                            137,284         January 2000        one (3 yr.)        Warehouse and offices

Atlanta, Georgia                             48,000          August 2006           none            Distribution

Aurora, Ontario                               4,494            July 1999           none            Manufacturing

Belle, Missouri                              39,200                  Own             -             Manufacturing and offices

Beltsville, Maryland                         33,329          August 1999        one (2 yr.)        Manufacturing, offices, and
                                                                                                   Distribution

Chesterfield, Missouri                        8,466        December 1999        one (1 yr.)        Offices

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


Grand Prairie, Texas                         87,508        December 2001        one (3 yr.)        Warehouse and offices

Grand Prairie, Texas                         54,000        November 2000           none            Distribution
                                                            (sublet)

Holliston, MA                                59,500          August 2006           none            Warehouse and offices

Kirkland, Quebec                             13,241        November 2002        one (5 yr.)        Manufacturing, warehouse
                                                                                                   and offices
LaPalma, California                          78,000             May 1999        one (3 yr.)        Warehouse and offices




                                                            Ownership            Renewal
North American Operations               Square Feet        or Expiration         Options           Use
                                                            Date of Lease
-------------------------               -----------         -------------       ---------          -----------
Mississauga, Ontario                         81,004         January 2005           none            Manufacturing, warehouse
                                                                                                   and offices

North Olmsted, Ohio                           2,280         October 2003        one (5 yr.)        Warehouse and offices

North Ridgeville, Ohio                      139,200                  Own             -             Manufacturing, warehouses
                                                                                                   and offices

Northbrook, Illinois                         27,458            June 1999    two (3 yr. & 2 yr.)    Manufacturing and offices

Pharr, Texas                                  2,500        December 1999        one (1 yr.)        Warehouse

Pinellas Park, Florida                       12,000            July 1999           none            Manufacturing and offices

Rancho Cucamonga, CA                         22,928       September 2000           none            Warehouse

Reynosa, Mexico                             135,200                  Own             -             Manufacturing and offices

Sacramento, California                       26,900             May 2003           none            Manufacturing, warehouse
                                                                                                   and offices

Sanford, Florida                             19,913         January 1999           none            Warehouse

Sanford, Florida                            113,034                  Own             -             Manufacturing and offices

Sanford, Florida                             99,892                  Own             -             Manufacturing and offices

Sarasota, Florida                            15,450        February 2002       five (5 yr.)        Manufacturing, warehouse
                                                                                                   and offices

South Bend, Indiana                          30,000            July 2003           none            Warehouse

Traverse City, Michigan                      15,000           April 2000        two (3 yr.)        Manufacturing and offices

Wright City, Missouri                        23,760         January 1999        one (6 mo.)        Manufacturing and warehouse

Wright City, Missouri                        11,880            July 1999         6 months          Warehouse

Australasia Operations
----------------------

Auckland, New Zealand                        33,154           March 2003           none            Manufacturing, warehouse
                                                                                                   and offices
Sydney, Australia                             2,550         August, 2000        one (2 yr.)        Warehouse and offices

Adelaide, Australia                          11,500            June 2000        two (2 yr.)        Manufacturing, warehouse
                                                                                                   and offices

Christchurch, New Zealand                    48,547           March 2000        one (5 yr.)        Manufacturing and offices


                                                          Ownership                  Renewal
European Operations                   Square Feet       or Expiration               Options         Use
                                                        Date of Lease
--------------------                  ------------      --------------          -------------       ------------------
Askersund, Sweden                            10,000                   Own             -             Warehouse

Bad Oeynhausen, Germany                      76,600             June 2000        one (2 yr.)        Manufacturing, warehouse
                                                                                                    and offices

Basel, Switzerland                           36,000                   Own             -             Manufacturing and offices

Birmingham, England                           6,000         December 2000        one (3 yr.)        Warehouse and offices

Birmingham, England                          13,000                   Own             -             Warehouses and offices

Birmingham, England                          19,378                   Own             -             Manufacturing and offices

Bridgend, Wales                             131,522                   Own             -             Manufacturing and offices

Buskerudsveien, Norway                          500          month notice             -             Offices

Buskerudsveien, Norway                        2,800          month notice             -             Warehouse

Girona, Spain                                13,600         November 2004        one (1 yr.)        Warehouse and offices

Oporto, Portugal                             27,800         November 2003             -             Manufacturing and offices

Spanga, Sweden                                8,300          October 2001        one (3 yr.)        Warehouse and offices

Tours, France                                86,000         November 2007           none            Manufacturing

Tours, France                               104,500                   Own             -             Manufacturing, warehouse
                                                                                                    and offices

Veenendaal, The Netherlands                   6,790         November 2000        one (2 yr.)        Warehouse and offices


Item 3.  Legal Proceedings.

Invacare is a defendant in a number of product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All these actions have been referred to the company's insurance carriers and are being vigorously contested. The primary carrier for the first $2 million of insurance coverage per claim or annual policy aggregate losses of $3 million is a subsidiary of the company which was established in September, 1986, to provide the first layer of product liability insurance for the company. The company has additional layers of coverage insuring up to $70 million for a total of $73 million in annual aggregate losses arising from individual losses that exceed $2 million or annual policy aggregate losses of $3 million of the company's domestic product liability exposure. Management does not believe that the outcome of any of these actions will have a material adverse effect upon its business or financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.*

The following table sets forth the names of the executive officers and certain other key employees of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.


Name                                           Age               Position
---------------------                          ----              --------------------------------------
A. Malachi Mixon, III                          58                Chairman of the Board of Directors and
                                                                 Chief Executive Officer

Gerald B. Blouch                               52                President, Chief Operating Officer and Director

Thomas R. Miklich                              51                Chief Financial Officer, General Counsel, Treasurer and
                                                                 Corporate Secretary

Joseph B. Richey, II                           62                President - Invacare Technologies & Invacare Senior Vice
                                                                 President - Total Quality Management and Director

Louis F.J. Slangen                             51                Senior Vice President - Sales & Marketing

Larry E. Steward                               46                Corporate Vice President - Human Resources

Thomas J. Buckley                              50                Senior Vice President - Standard Products and The Aftermarket
                                                                 Group

M. Louis Tabickman                             54                President - Invacare Europe

Steven C. Clark                                40                Vice President - Rehab Group

Neal J. Curran                                 41                Vice President - Respiratory Group

David A. Johnson                               37                Vice President - Invacare Continuing Care Group and
                                                                 Beds/Therapeutic Support Systems

David Pessel                                   51                Vice President and Chief  Information Officer

Michael A. Perry                               44                Vice President - Suburban Ostomy

Ken Sparrow                                    51                Managing Director - Australasia

CORPORATE OFFICERS

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

Thomas R. Miklich has been Chief Financial Officer, General Counsel and Treasurer since May 1993 and in September 1993 was named Corporate Secretary. Previously, Mr. Miklich was Executive Vice President and Chief Financial Officer of Van Dorn Company from 1991 to 1993, and Chief Financial Officer of The Sherwin-Williams Company from 1986 to 1991.

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

OPERATING OFFICERS

Thomas J. Buckley was named Senior Vice President - Standard products Group and The Aftermarket Group in November 1998. Previously, Mr. Buckley was Senior Vice President of the Continuing Care Group from October 1997 to November 1998 and from August 1995 to October 1997 was Group Vice President Standard Products. Mr. Buckley was previously General Manager of Manual Wheelchairs from December 1994 to August 1995. From November 1993 to December 1994, Mr. Buckley was the Business Unit Leader of the Bed Products and Pressure Relief Business Units. Before this period, Mr. Buckley served as Director of Distribution.

M. Louis Tabickman was named President, Invacare Europe in July 1998. Prior to this, Mr. Tabickman held the positions of Senior Vice President - Respiratory Products from October 1997 to July 1998 and, from August 1995 to October 1997, was Group Vice President Rehab Products. Previously, Mr. Tabickman was Vice President & General Manager - Power Business Unit from December 1994 to August 1995, President, Invacare Canada from March 1994 to December 1994 and Vice President and General Manager - Invacare Canada from September 1992 to March 1994. Mr. Tabickman was also Vice President and General Manager of Service and Distribution from July 1985 until September 1992. Mr. Tabickman has been an officer since July 1985.

Steven C. Clark was named Vice President of Rehab Group in July of 1998. Mr. Clark has been with the company since 1986 and was previously the Vice President of Power Products from October 1997 to July 1998. Mr. Clark served as the General Manager of the Manual Wheelchair Business Unit from October 1995 to October 1997. Mr. Clark served as the Director of Operations at the Maquiladora Plant in Mexico from January 1993 to October 1995 and Manufacturing Manager of Invacare's Sanford, Florida manufacturing plant from October 1989 to January 1993.

Neal J. Curran was named Vice President of Respiratory Group in July of 1998. Mr. Curran has been with the company since 1983 and has previously held positions as Vice President - Seating and Custom Mobility Products in October 1997 and General Manager of the Custom Manual Business Unit since December 1994. From September 1992 to December 1994, Mr. Curran served as the Power Business
Unit leader and Vice President of Rehab engineering from January 1991 to September 1992.

David A. Johnson was named Vice President Invacare Continuing Care Group and Beds/Therapeutic Support Systems in November 1998. Previously, Mr. Johnson had been Director Business/Systems Integration for Herman Miller, Inc. from 1997 to November 1998. Mr. Johnson was also General Manager of The Chattanooga Group, Inc. from 1994 to 1997. From 1990 to 1994, Mr. Johnson held various operations positions for the Stryker Corporation-Medical Group.

David Pessel was named Vice President and Chief Information Officer in April 1998. Mr. Pessel has more than 20 years of experience in information technology gained during tenures at The University of Rochester; British Petroleum in London, England, where he served as director of information technology at BP Research; and, most recently, at Roadway/Caliber/FDX, in Akron, Ohio.

Michael A. Perry was named Vice President of Suburban Ostomy in July of 1998. Previously, Mr. Perry was Vice President of Distributed Products, General Manager of Account Services, Vice President of National Accounts, Vice President of Retail Sales and Vice President of Clinical Application Consumer Marketing since 1995. In 1994, Mr. Perry served as Area Vice president of Sales.

Kenneth A. Sparrow was named Managing Director of Australasia in January 1998. Previously, Mr. Sparrow has been the General Manager of Operations for the Lyttelton Port Company from December 1995 to January 1998. Prior to this, Mr. Sparrow was a Divisional General Manager for Skellerup Industries from July 1992 to November 1995.

         * The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Invacare's Common Shares, without par value, are traded over-the-counter in the NASDAQ National Market System under the symbol IVCR. Ownership of the company's Class B Common Shares (which are not listed on NASDAQ) cannot be transferred, except, in general, to family members. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The approximate number of record holders of the company's Common Shares and Class B Common Shares at February 26, 1999 was 7,063 and 35, respectively. The closing sale price for the Common Shares on February 26, 1999 as reported by NASDAQ, was $23.75. The prices set forth below do not include retail markups, markdowns or commissions.



The range of high and low quarterly prices of the Common Shares in each of the two most recent fiscal years are as follows:

                                   1998                       1997
                                   ----                       ----
 Quarter Ended:            High             Low         High          Low

 December 31              $25.19          $20.50       $24.88       $20.75
 September 30              26.88           20.13        24.88        20.13
 June 30                   28.63           24.25        24.00        18.13
 March 31                  26.00           19.88        29.00        23.00


During 1998, the Board of Directors for Invacare Corporation declared dividends of $.05 per Common Share and $.045 per class B common share. For information regarding limitations on the payment of dividends in the company's loan and note agreements, see Long Term Obligations in the Notes to the Consolidated Financial Statements. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.

Item 6.  Selected Financial Data


                                                                             For the Year Ended December 31,
                                               1998           1997*           1996          1995             1994          1993
                                               ----           -----           ----          ----             ----          ----
                                                           (In thousands except per share and ratio data)
Earnings
Net Sales                                  $797,529        $653,414       $619,498      $504,032         $411,123      $365,457
Income from Operations                       86,654           8,457         65,393        54,144           43,736        36,870
Net Earnings                                 45,792           1,563         38,918        32,165           26,377        22,110
Net Earnings per Share - Basic                 1.53             .05           1.33          1.10**            .91**         .77**
Net Earnings per Share -
    Assuming            Dilution               1.50             .05           1.28          1.07**            .89**         .75**
Dividends per Common Share                   .05000          .05000         .05000        .03750**         .01875**           -
Dividends per Class B Common     Share
                                             .04545          .04545         .04545        .03409**         .01705**           -

                                                                                     As of December 31,
                                               1998            1997           1996          1995             1994          1993
                                               ----            ----           ----          ----             ----          ----
Balance Sheet
Current Assets                             $336,742        $275,211       $258,720      $204,685         $180,435      $156,191
Total Assets                                738,756         529,923        509,628       408,750          338,109       286,367
Current Liabilities                         133,964         109,553         97,768        84,936           67,667        60,913
Working Capital                             202,778         165,658        160,952       119,749          112,768        95,278
Long-Term Obligations                       323,904         183,955        173,263       122,456          105,528        90,351
Shareholders' Equity                        280,888         236,415        238,597       201,319          164,007       134,962

Other Data
Research and Development
   Expenditures                             $12,980        $ 12,706       $ 11,060       $ 9,002          $ 7,651       $ 6,840
Capital Expenditures, net of
   Disposals                                 28,527          37,962         22,465        11,027           12,217        11,961
Depreciation and Amortization                23,754          18,348         17,896        14,159           12,686        12,280

Key Ratios
Return on Sales                                 5.7%             .2%           6.3%          6.4%             6.4%          6.0%
Return on Average Assets                        7.2%             .3%           8.5%          8.6%             8.4%          8.1%
Return on
Beginning                                      19.4%             .7%          19.3%         19.6%            19.5%         19.4%
       Shareholders' Equity
Current Ratio                                 2.5:1           2.5:1          2.6:1         2.4:1            2.7:1         2.6:1
Debt-to-Equity Ratio                          1.2:1            .8:1           .7:1          .6:1             .6:1          .7:1


* Reflects non-recurring and unusual charge of $61,039 ($38,839 or $1.28 per share assuming dilution after tax) taken in 1997.

** As adjusted for the 2-for-1 splits effected in the form of a 100% share dividend in October 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

1998 Versus 1997

Reclassifications. The following Management's Discussion and Analysis of Financial Condition and Results of Operations reflect certain reclassifications made to the prior years' consolidated financial statements to conform to the presentation used for the year ended December 31, 1998.

Non-recurring and Unusual Charge. The review of results that follows excludes the impact of the non-recurring and unusual charge ("the charge") taken in 1997. The reasons for the charge and the impact on the company's current and future performance, as well as the utilization thereof, is explained under the heading "Non-recurring and Unusual Charge" later in this section and in the Notes to the Financial Statements.

Net Sales. Consolidated net sales for 1998 increased 22% for the year despite a 2% negative impact from foreign currency translation. Acquisitions contributed 16% of the increase. The net sales increase of 8%, excluding acquisitions and the impact of foreign currency translation, was due to an overall increase in unit volume primarily relating to new products introduced in the prior year. The volume increases were partially offset by the effects of a continuing competitive pricing environment throughout existing product lines. Sales were also negatively impacted by approximately 1% due to reduced purchases by the company's largest customer. Power wheelchairs, products for the non-acute market and personal care products posted the largest dollar increases primarily as a result of increased unit volumes. The company believes that its sales grew faster than the overall industry resulting in market share gains. This was due in part to its cost-effective "Total One Stop Shoppingsm" distribution system that is supported by the company's broad range of products and services. The company's financial objective is to grow sales 10% to 13%, excluding acquisitions and earnings per share 13% to 16% annually, although there can be no assurance that it will be able to achieve this goal.

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, seating), Standard (manual wheelchairs, personal care, beds, low air loss therapy, retail), Continuing Care (hospital and nursing home beds and furniture, patient transport equipment), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy and associated respiratory) and Distributed (ostomy, incontinence, wound care, other medical supplies) products grew 28% over the prior year. The gain was due principally to acquisitions, which contributed $101,117,000 or 20% along with dollar and unit volume growth in Rehab products. Sales increases for North American operations included Rehab up 32% and Continuing Care products up 19%, excluding acquisitions. The Respiratory product line also recorded an increase of 5% over the prior year. Offsetting these increases was a decrease in sales of Standard products of 4%, which is primarily the result of decreased sales to a major customer.

The sales increase attributed to acquisitions relates primarily to Suburban Ostomy Supply Company, a national direct marketing wholesaler of medical supplies and related products to the home care industry, acquired in January 1998. Acquisitions made in 1997 which positively impacted 1998 sales growth included Allied Medical Supply Corporation (acquired October 7, 1997), a distributor of soft goods and disposable products and Silcraft Corporation (acquired May 6, 1997), a manufacturer of bathing equipment and patient lifts.

Rehab product sales increases were primarily attributable to the significant sales growth of the Power Mid-Wheel-Drive chairs and the Tarsys(R) Weight Shift Tilt Seating Systems. The power wheelchair line achieved strong sales growth over the prior year as sales increased 41%. Sales of custom manual wheelchairs increased 11% due to new product introductions and the continued success of the company's "Team Action" athletes, as many of the high-tech design features in high-performance sport wheelchairs are incorporated in the everyday Action chairs. The Action Orbit(TM) tilt-in-space, a pediatric product, was initially introduced during 1997 and has gained widespread acceptance in the market. Unit growth exceeded the dollar increase due to pricing pressure in this product category.

The U.S. Food and Drug Administration (F.D.A.) has indicated that 510(k) clearance is needed for the Invacare(R) Venture(TM) HomeFill(TM) product released in the latter part of 1997. Invacare voluntarily suspended shipments of this product during the third quarter, pending resolution of the F.D.A.'s comments. Invacare is actively working with the F.D.A. in order to expedite the resolution of this issue. The delay is not having a material impact on the company's operating results.

Other Products, consisting primarily of the company's Canadian and aftermarket parts businesses, had a 2% sales increase for the year. Sales for the company's Canadian operation increased 13% excluding an 8% negative impact from foreign currency translation. The increase was a result of volume increases as prices declined modestly for the year.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs and Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs. Sales for the Australasia group increased $3,550,000 or 17% from the prior year, excluding $4,733,000 or 22% negative impact from foreign currency translation.


European Operations

European sales increased 6%, excluding a negative impact of 2% from foreign currency translation. Sales growth improved steadily throughout the second half of 1998 despite continuing governmental budget trends, especially in Germany and France, which resulted in reduced reimbursement levels and caused providers to utilize more refurbished equipment.

Gross Profit. Consolidated gross profit as a percentage of net sales decreased to 30% from 31% last year. The decline was a result of a shift in product sales mix and continuing pricing pressures experienced across most major product lines. The company is focused on redesigning products in order to lower manufacturing costs while improving quality and reliability and implementing other spending reductions necessary to remain competitive and improve profitability.

North American gross profit from operations as a percentage of net sales declined slightly principally due to the effect of businesses acquired, particularly Suburban Ostomy Supply Company, which had margins lower than the combined overall average of the company's existing business. Additionally, the effects of the company's manufacturing productivity improvements and facilities rationalization were somewhat offset by the impact of reduced purchases by a major customer in 1998.

Gross profit in Australasia decreased $869,000 as the continued effects of a strong U.S. dollar negatively impacted margins. Excluding the negative impact of foreign currency translation, gross profit increased $367,000 or 6% from the prior year.

Gross profit in Europe remained flat with the prior year. The continued effects of a strong U.S. dollar and overall price declines negatively impacted margins.

Inventory turns improved for 1998, as the plan for realignment of manufacturing facilities initiated in 1997 continued to prove effective. The company expects turns will continue to show improvement in 1999 as strategic partnerships, formed with major suppliers, begin to take effect and the facilities consolidation in Europe is completed.

Selling, General and Administrative. Consolidated selling, general and administrative expense as a percentage of net sales decreased to 19% in 1998 compared to 20% in 1997. The overall dollar increase was $19,586,000 or 15%, with acquisitions increasing selling, general and administrative costs by approximately $18,899,000 or 14%. Tight expense control throughout the company resulted in a reduction in the overall expense as a percentage of sales for 1998. The company believes, with its proven ability to focus on improving productivity and with successful completion of the acquisition integration plan, it can continue to favorably impact selling, general and administrative expense as a percentage of net sales.

North American operations' selling, general and administrative costs decreased as a percentage of net sales by approximately 1% from the prior year, as the focus on expense control continued during 1998. The dollar increase of $18,491,000 was entirely due to acquisitions, which increased selling, general and administrative costs by $18,899,000. The company continued its implementation of activity-based budgeting aimed at allocating the expense dollars to the programs that most effectively supported the company's business strategy.

Australasia operations' selling, general and administrative expenses, increased approximately 6% from the prior year. The increase is primarily a result of restructuring costs incurred as part of the company-wide manufacturing rationalization initiative. The overall dollar increase between years was $472,000.

European operations' selling, general and administrative expenses, as a percentage of net sales, remained constant at 26% with the dollar increase amounting to $623,000 or 2%. European selling, general and administrative expenses were positively impacted by continued cost containment initiatives implemented throughout 1998 and 1997 and the strong dollar, which reduced selling, general and administrative expenses reported in dollars by 6%.

Interest. Interest income decreased in 1998 to $9,031,000 from $9,321,000 last year, representing a 3% decrease. The decrease was a result of an overall decrease in the volume of installment loans written during the year, coupled with a slight decrease in the portfolio's effective rate. Interest expense increased to $20,616,000 from $12,555,000, representing a 64% increase resulting from additional borrowings incurred to fund the 1998 acquisition of Suburban Ostomy Supply Company. As a result, the company's debt-to-equity ratio increased to 1.2:1 from .8:1.

Income Taxes. The company had an effective tax rate of 39% in 1998 and 1997, excluding the effects of the unusual and non-recurring charge taken in the prior year. Including the effects of the charge, the effective tax rate in 1997 was 70% due to the impact of increased permanent differences applied against reduced pretax earnings. See Income Taxes in the Notes to Consolidated Financial Statements for further discussion.

Research and Development. The company continues to increase its research and development activities to maintain its competitive advantage. While the competitive environment requires that research and development expenditures be focused on the cost reduction of products while increasing functionality and reliability, the company continues to dedicate dollars to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures increased to $12,980,000 from $12,706,000 in 1997. The expenditures, as a percentage of sales, decreased slightly as a result of the acquisition of Suburban Ostomy Supply Company. Suburban Ostomy, a national direct marketing wholesaler of medical supplies and related products to the home care industry, by the nature of its business, does not typically incur research and development costs.


1997 Versus 1996

Non-recurring and Unusual Charge. The review of results that follows excludes the impact of the non-recurring and unusual charge ("the charge") taken in 1997. The reasons for the charge and the impact on the company's current and future performance is explained under the heading "Non-recurring and Unusual Charge" later in this section.

Net Sales. Consolidated net sales for 1997 increased 6% for the year net of a 2% impact from foreign currency translation. Acquisitions contributed 3% of the increase. The net sales increase of 5%, excluding acquisitions and the impact of foreign currency translation, was due to increased unit volumes as competitive pressures caused prices to decline for most product lines for the second consecutive year. Sales were also negatively impacted by 4% due to reduced purchases by the company's largest customer. Despite the competitive pricing environment, almost all product lines had sales gains for the year. Custom wheelchairs (power and custom manual), personal care products and standard wheelchairs posted the largest dollar increases. The company believes that its sales growth was aided by its cost-effective "Total One Stop Shoppingsm" distribution system that is supported by the company's broad range of products and services. The company's goal is to increase sales by 24% to 30% per year with 12% to 15% internal growth and 12% to 15% growth through acquisition, although there can be no assurance that it will be able to achieve this goal.

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs and seating), Standard (manual wheelchairs, personal care, beds, low air loss therapy and retail), Continuing Care (hospital and nursing home beds and furniture and patient transport equipment) and Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy and associated respiratory) products grew 9% over the prior year. The gain was due principally to unit volume growth in Rehab products (up 14%) and Continuing Care products (up 16% excluding acquisitions) and acquisitions made during 1997. Standard products also recorded a 5% increase over the prior year. Offsetting these increases was a slight decrease in Respiratory product sales of .8% primarily as a result of significant pricing pressures during the year and reduced sales to a major customer.

Acquisitions made in 1997 which positively impacted sales growth included Allied Medical Supply Corporation (acquired October 7, 1997), a distributor of soft goods and disposable products and Silcraft Corporation (acquired May 6, 1997), a manufacturer of bathing equipment and patient lifts. Acquisitions made in 1996 that positively impacted 1997 sales growth included Invacare Health Care Furnishings, a manufacturer and distributor of beds and furnishings for the non-acute care markets and Frohock-Stewart, a manufacturer of personal care products with distribution through mass retailers.

Sales of Rehab products were most significantly impacted by increases in Power products (up 19%) resulting from continued strong volume growth in low-end power chairs, scooter products and from the introduction of the new mid-wheel drive power chairs. Sales of custom manual wheelchairs increased 8% due to new product introductions and the continued success of the company's "Team Action" athletes, as many of the high-tech design features in high performance sport wheelchairs are incorporated in the everyday Action chairs. The new Action Orbit(TM) tilt-in-space, a pediatric product, was introduced during 1997 and has gained widespread acceptance in the market. Unit growth exceeded the dollar increase due to pricing pressure in this product category.

Increased sales in Standard Products are attributed to sales of the personal care product line, which posted a sales increase of over 18%, while standard wheelchair sales increased modestly for the year. Sales of low air loss therapy products increased 28% after showing significant decline in the prior year as changes in governmental reimbursement policies caused the overall market for those products to shrink dramatically from levels in 1995. The sales of this group also were impacted by the aforementioned reduction in purchases by a major customer in 1997.

The company's Canadian operation had another strong year with sales up 20%, excluding a 2% negative impact from foreign currency translation.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs and Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs. Sales for the Australasia group increased slightly by $210,000 or 1%. Acquisitions made in the prior year positively impacted sales by 7%. Dynamic Controls was adversely affected by the sluggish European market for power wheelchairs, as its sales declined by 4% excluding a 2% negative impact for foreign currency translation.

European Operations

European sales increased 3%, excluding a negative impact of 9% from foreign currency translation. Acquisitions had a minimal impact on sales growth. Sales were significantly impacted by European governmental budget trends, especially in Germany and France, that resulted in reduced reimbursement levels and caused providers to utilize more refurbished equipment.

Gross Profit. Consolidated gross profit as a percentage of net sales decreased to 31% from 33% last year. The decline was a result of ongoing significant pricing pressures and a product mix shift, offset by continued productivity improvements and the cost reduction from strategic realignment of production facilities. The company is committed to redesigning products to lower manufacturing costs while improving quality and reliability and implementing other spending reductions necessary to remain competitive and improve profitability.

North American gross profit from operations declined slightly despite an intensifying pricing environment. Continued manufacturing productivity improvements were somewhat offset by the impact of reduced purchases by a major customer in 1997. The facilities rationalization implemented during the year also favorably impacted the company's gross profit.

Gross profit in Australasia increased 19% including an 8% increase from acquisitions. Foreign currency translation negatively impacted sales by 3%. Excluding acquisitions and the negative impact of foreign currency translation, gross profit increased $696,000 or 14% from the prior year.

Gross profit in Europe declined to 26.5% from 30.0% in 1996. Continued effects of a strong U.S. dollar, overall price declines and product mix changes each negatively impacted margins. A significant reduction in gross profit (approximately $2.0 million) was the result of a failure to hedge certain transaction exposures early in 1997.

Inventory turns improved for 1997, as the plan for realignment of manufacturing facilities was initiated and implemented. The company expects turns will continue to show improvement in 1998 as facility consolidations continue and strategic partnerships are formed with major suppliers.

Selling, General and Administrative. Consolidated selling, general and administrative expense as a percentage of net sales decreased to 20% in 1997 compared to 22% in 1996. The dollar decrease was $3,807,000 or 3%, despite acquisitions which increased selling, general and administrative costs by approximately $5,000,000 or 4%. The businesses acquired operate with a significantly higher selling, general and administrative expense as a percentage of net sales; however, tight expense control in the company's existing businesses resulted in a reduction in the overall expense as a percentage of sales for 1997. The company focuses on improved productivity and acquisition integration, which it expects can continue to favorably impact the selling, general and administrative expense as a percentage of net sales.

North American operations' selling, general and administrative costs decreased as a percentage of net sales by approximately 2% from last year, as the focus on expense control continued during 1997. The dollar change was minimal despite acquisitions which increased costs by approximately $4,462,000. In an effort to combat the competitive pricing environment, the company continued its implementation of activity-based budgeting aimed at allocating the expense dollars to the programs that most effectively supported the company's business strategy. The company's bad debt expense and reserve for bad debt substantially increased during the year due to expenses created by the Balanced Budget Act and general competitive market. The increase was taken as part of the non-recurring and unusual charge. There can be no assurance that future government actions or business conditions will not cause this to recur in the future.

Australasia operations' selling, general and administrative expenses increased approximately 12% from the prior year with acquisitions increasing selling, general and administrative costs by approximately $294,000 or 4%. The overall dollar increase between years was $809,000.

European operations' selling, general and administrative expenses, as a percentage of net sales, decreased to 25% from 26% in 1996, with the dollar decrease amounting to $3,190,000 (or 9%). Acquisitions had a minimal impact on total costs. The overall decrease is a result of restructuring and cost containment initiatives implemented throughout 1997 and the strong dollar, which reduced selling, general and administrative expenses reported in dollars by 9%.

Interest. Interest income decreased in 1997 to $9,321,000 from $9,661,000 last year, representing a 4% decrease. The change between years was due primarily to the introduction of several new financing programs offered by the company's finance subsidiary. These programs included a three and six month interest-free financing period with rates at or below prime. Interest expense increased to $12,555,000 from $11,286,000, representing a 11% increase resulting from additional borrowings incurred to fund the 1997 acquisitions and other investing activities, principally capital expenditures. As a result, the company's debt-to-equity ratio increased to .8:1 from .7:1. It is anticipated that the company's interest expense will increase in 1998 as a result of the acquisition of Suburban Ostomy Supply Co., Inc. on January 28, 1998.

Income Taxes. The company had an effective tax rate of 39% in 1997, excluding the effects of the unusual and non-recurring charge. Including the effects of the charge, the effective tax rate was 70% compared to 39% in 1996 due to the impact of increased permanent differences applied against reduced pretax earnings. See Income Taxes in the Notes to Consolidated Financial Statements for further discussion.

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

INFLATION

Although the company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The company attempts to minimize or offset the effects through increased sales volume, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures. In 1998 and 1997, the company was able to offset the majority of the impact of price increases from suppliers by productivity improvements and other cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Obligations in the Notes to Consolidated Financial Statements) and working capital management. The company maintains various bank lines of credit to finance its world-wide operations. In 1997, the company completed a $425,000,000 multi-currency, long-term revolving credit agreement, which expires on October 31, 2002, or such later date as mutually agreed upon by the company and the banks. Additionally, the company maintains various other demand lines of credit totaling a U.S. dollar equivalent of approximately $15,470,000 as of December 31, 1998. The lines of credit have been and will continue to be used to fund the company's domestic and foreign working capital, capital expenditures and acquisition requirements. As of December 31, 1998, the company had approximately $246,042,000 available under its various lines of credit.

In 1998, the company completed a private placement of $100,000,000 in senior notes having a blended fixed coupon rate of 6.69% with $20,000,000 maturing in the year 2005 and $80,000,000 maturing in 2008. The proceeds were used to pay-down revolving credit debt incurred to fund the acquisition of Suburban Ostomy Supply Co., Inc., which was consummated on January 28, 1998.

The company's borrowing arrangements contain covenants with respect to net worth, dividend payments, working capital, funded debt to capitalization and interest coverage, as defined in the company's bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements. Under the most restrictive covenant of the company's borrowing arrangements, the company may borrow up to an additional $210,389,000 as of December 31, 1998.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of December 31, 1998. The company expects to invest in capital projects at a rate that equals or slightly exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 1999 will approximate $32,000,000. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $49,950,000, compared to $37,935,000 last year. The 32% increase is primarily the result of increased profitability for the year. The increase in accounts payable and accrued expenses was offset by an increase in trade receivables. The changes in operating assets and liabilities are not apparent from the face of the balance sheet as funds expensed for assets acquired through business acquisitions are accounted for in the investment activities section of the Consolidated Statement of Cash Flows.

Cash flows required for investing activities increased $134,734,000. The increase was a result of the acquisition of Suburban Ostomy Supply Company and the continued investment in computer systems and production machinery and equipment. The purchase of Suburban Ostomy Supply Company resulted in increased cash used for investing activities of $125,321,000.

Cash flows provided by financing activities were $140,835,000 compared to $16,467,000 million in 1997. The increase in cash provided by financing activities was a result of an increase in net proceeds from long-term borrowings which were used to fund the acquisition. In February 1998, the company completed the private placement of $100,000,000 in notes to fund the acquisition of Suburban Ostomy Supply Company. In addition to acquisition activities, the effect of foreign currency translation results in amounts being shown for cash flows in the Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

It is the company's policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $.05 per Common Share and $.045 per Class B Common Share. It is not anticipated that this will change materially as the company continues to have available significant growth opportunities through internal development and acquisitions. For 1998, a dividend of $.05 per Common Share and $.045 per Class B Common Share was declared and paid.

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


                                                Resolution Phases

                  Assessment             Remediation              Testing                 Implementation
                  ----------             -----------              --------------          ---------------
Information       100% completed         80% completed            80% completed           80% completed
Technology        June 1998              Expected                 Expected                Expected
                                         completion date          completion date         completion date
                                         March 1999               April 1999              April 1999
----------------------------------------------------------------------------------------------------------
Operating         100% completed         75% completed            75% completed           75% completed
Equipment         June 1998              Expected                 Expected                Expected
                                         completion date          completion date         completion date
                                         March 1999               April 1999              April 1999
----------------------------------------------------------------------------------------------------------
Products          100% completed         100% completed           100% completed          100% completed
                  January 1998           N/A                      N/A                     N/A
----------------------------------------------------------------------------------------------------------
3rd Party         70% completed          N/A                      N/A                     N/A
                  Estimated
                  completion date
                  April 1999
----------------------------------------------------------------------------------------------------------

The total cost of the Year 2000 project is estimated at $4.0 million to $6.0 million and is being funded entirely through operating cash flows. This estimate includes the cost of a combination of existing internal and external resources and excludes the costs to upgrade and replace systems in the normal course of business. The company does not expect this project to have a material effect on the company's results of operations or financial position.

Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, failure to do so could have a material adverse impact on the company's ability to conduct business including but not limited to order entry, manufacturing, shipping, invoicing and collections. In addition to its in-house efforts, the company is currently employing the services of several independent outside sources to evaluate its processes and assure the reliability of its cost estimates and verify its assessment of risk.

The company is currently developing a contingency plan in the event it does not complete all phases of the Year 2000 program. The company anticipates this plan will be completed by May 1999.


EURO CONVERSION

On January 1, 1999, 11 of the 15 member countries of the European Union (the "participating countries") established a fixed rate between their existing sovereign currencies (the "legacy currencies") and the Euro. The legacy currencies are scheduled to remain legal tender in the participating countries between January 1, 1999 and July 1, 2002. Beginning January 1, 2002, the Euro currency will be introduced and the legacy currencies withdrawn from circulation six months later. The company believes with modifications to existing computer software and conversion to new software, the Euro conversion issue will not pose significant operational problems to its normal business activities. The company does not expect costs associated with the Euro conversion project to have a material effect on the company's results of operations or financial position.

NON-RECURRING AND UNUSUAL CHARGE

In 1997, the company announced non-recurring and unusual charges of $61,039,000 ($38,839,000 or $1.28 diluted per share after tax) for the acceleration of certain strategic initiatives and other items. The components of the charge included the acceleration of global manufacturing facility consolidations and the elimination of certain non-strategic product lines, the acceleration of certain global systems' initiatives, an increase in the company's bad debt reserve and asset write-downs and an increase in reserves for litigation. The portion of the charge identified for certain global systems initiatives related to the write-off of assets that will not benefit future periods due to new systems replacements or the change in scope of the original project. There were no Year 2000 costs charged to the reserve as these costs are expensed as incurred pursuant to the requirements of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 96-14. During 1998, the company reviewed the charge and its related estimates and components. Based on this review, reserves for accelerated facilities consolidations and product line exits were reduced by $3,300,000 and $4,201,000 respectively. These changes were substantially offset by additional reserves of $2,384,000 for litigation and charges of $5,049,000 for additional asset write-downs. The net effect of these changes had no material impact on reported net earnings for the year. The remaining accrual balance at December 31, 1998, in the amount of $4,679,000 relates primarily to facility consolidations. The company expects substantially all of the remaining charge to be utilized over the next six months. See Non-Recurring and Unusual charge in the Notes to Consolidated Financial Statements for further discussion.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 1998 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,400,000. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the company's financial condition or results of operations.


PRIVATE SECURITIES LITIGATION REFORM ACT

This management's discussion contains forward-looking statements based on current expectations which are covered under the "safe harbor" provision within the Private Securities Litigation Reform Act of 1995. Actual results and events, including the acceleration of certain strategic initiatives for which a non-recurring and unusual charge has been reported, may differ significantly from those anticipated as a result of risks and uncertainties which include, but are not limited to, pricing pressures, the consolidations of health care customers and competitors, the availability of strategic acquisition candidates successfully completing its project to resolve year 2000 issues, government reimbursement issues that affect the viability of customers, Invacare's ability to effectively integrate acquired companies, the timely completion of facility consolidations and the overall economic, market and industry conditions, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission.


Item 8.  Financial Statements and Supplementary Data.

Reference is made to the Report of Independent Auditors, Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule which appear on pages FS -1 to FS - 23 of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by Item 10 as to the Directors of the company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A. Information required by
Item 10 as to the Executive Officers of the company is included in Part I of this Report on Form 10-K.

Item 11.  Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Directors" in the company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

Item. 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference to the information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements

The following financial  statements of the company are included in Part II,
Item 8:

       Consolidated Statement of Earnings - years ended December 31, 1998, 1997 and 1996

       Consolidated Balance Sheet - December 31, 1998 and 1997

       Consolidated Statement of Cash Flows - years ended December 31, 1998, 1997 and 1996

       Consolidated Statement of Shareholders' Equity - years ended December 31, 1998, 1997 and 1996

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

(a)(3) Exhibits.
       See Exhibit Index at page number I-30 of this Report on Form 10-K.

(b)    Reports on Form 8-K.
       None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.

                                     INVACARE CORPORATION

                               By: /S/  A. Malachi Mixon, III
                                  -------------------------------------------
                                  A. Malachi Mixon, III Chairman of the Board
                                  of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.

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

/S/ E.P. Nalley
--------------------------      Director
E. P. Nalley

/S/ Joseph B. Richey
-------------------------       Director
Joseph B. Richey, II

/S/  William M. Weber
-------------------------       Director
William M. Weber

/S/ Dr. Bernadine P. Healy
--------------------------      Director
Dr. Bernadine P. Healy

/S/ James C. Boland
--------------------------      Director
James C. Boland


                              INVACARE CORPORATION
        Report on Form 10-K for the fiscal year ended December 31, 1998.
                                  Exhibit Index

Official
Exhibit No         Description                                                                                Sequential Page
----------         ------------                                                                               ---------------
3(a)          -    Amended and Restated Articles of Incorporation, as amended through                         (A)
                   May 29, 1987

3(b)          -    Code of Regulations, as amended on May 22, 1996                                            (V)

3(c)          -    Amended and Restated Articles of Incorporation, as amended through February 2, 1996        (T)

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

10(u)         -    Agreement between Invacare Corporation and Weber, Wood, Medinger, Inc.                     (J)

10(v)         -    Real Property  Purchase  Agreement by and between Invacare  Corporation and Taylor Street  (N)
                   limited partnership

10(z)         -    Note Agreement dated February 1, 1993 among Invacare Corporation and five purchasers of    (P)
                   an aggregate of $25,000,000, 7.45% Senior Notes due February 1, 2003

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

10(at)          -  Agreement and Plan of Merger, dated December 17, 1997, between Invacare Corporation,       (W)
                   Inva Acquisition Corp. and Suburban Ostomy Supply Co., Inc.

10(au)          -  Note  Purchase   Agreement  dated  as  of  February  27,  1998  for                        (X)
                   $80,000,000 6.71% Series A Senior Notes Due February 27, 2008 and
                   $20,000,000 6.60% Series B Senior Notes Due February 27, 2005

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

(U) Reference is made to the appropriate Exhibit of the company's report on Form 10-Q for the quarter ended March 31, 1997, which Exhibit is incorporated herein by reference.

(V) Reference is made to the appropriate Exhibit of the company's report on Form 10-Q for the quarter ended September 30, 1996, which Exhibit is incorporated herein by reference.

(W) Reference is made to the appropriate Exhibit to the company's report on Form 8-K, dated January 23, 1998, which Exhibit is incorporated herein by reference.

(X) Reference is made to the appropriate Exhibit of the company's report on Form 10-Q for the quarter ended March 31, 1998, which Exhibit is incorporated herein by reference.

                         Report of Independent Auditors



Shareholders and Board of Directors
Invacare Corporation


We have audited the accompanying consolidated balance sheet of Invacare Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Cleveland, Ohio
January 26, 1999

CONSOLIDATED STATEMENT OF EARNINGS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                         Years Ended December 31,
                                                                                 1998           1997             199
                                                                             -----------------------------------------
                                                                               (In thousands, except per share data)

             Net sales                                                       $797,529        $653,414        $619,498
             Cost of products sold                                            559,016         455,036         418,025
                                                                            ---------       ---------        ---------

                  Gross Profit                                                238,513         198,378         201,473

             Selling, general and administrative expense                      157,595         160,060         136,080
             Non-recurring and unusual items *                                 (5,736)*        29,861**             -
                                                                            ----------      ----------        -------


                  Income from Operations                                       86,654           8,457          65,393

             Interest income                                                    9,031           9,321           9,661
             Interest expense                                                 (20,616)        (12,555)        (11,286)
                                                                            --------        -----------       -------

                  Earnings before Income Taxes                                 75,069           5,223          63,768


             Income taxes                                                      29,277           3,660          24,850
                                                                            ---------       ---------         -------


                  Net Earnings                                             $  45,792          $ 1,563        $ 38,918
                                                                            =========       ==========       ========


                  Net Earnings per Share - Basic                           $    1.53           $  .05          $ 1.33
                                                                            =========       ==========       ========


               Weighted Average Shares Outstanding - Basic                    29,932           29,569          29,332
                                                                            =========       ==========       ========

                  Net Earnings per Share - Assuming Dilution               $    1.50           $  .05          $ 1.28
                                                                            =========       ==========       ========


               Weighted Average Shares Outstanding -
                  Assuming Dilution                                           30,583           30,374          30,393
                                                                            =========       ==========       ========


* Represents changes in the components of the non-recurring and unusual charges reported in 1997, to reflect current year activity. These changes were offset by additional charges primarily for asset write-downs affecting cost of sales and SG&A by $2,596 and $3,072, respectively. The net effect of these changes had no material impact on earnings for the year.

** Excludes amounts included in cost of products sold and selling, general and administrative expenses of $3,391 and $27,787, respectively, in 1997.

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                  December 31,          December  31,
                                                                                         1998                   1997
                                                                                -------------           -------------
                                                                                            (In thousands)
Assets

Current Assets
   Cash and cash equivalents                                                          $ 9,460                $ 5,696
   Marketable securities                                                                2,634                  3,501
   Trade receivables, net                                                             156,694                114,410
   Installment receivables, net                                                        60,330                 49,298
   Inventories                                                                         81,740                 75,708
   Deferred income taxes                                                               17,331                 18,855
   Other current assets                                                                 8,553                  7,743
                                                                                   ----------               --------
      Total Current Assets                                                            336,742                275,211

Other Assets                                                                           62,388                 56,567
Property and Equipment, net                                                           112,944                 90,577
Goodwill, net                                                                         226,682                107,568
                                                                                   ----------               --------

      Total Assets                                                                   $738,756               $529,923
                                                                                   ==========               ========


Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                                                   $47,628                $39,431
   Accrued expenses                                                                    65,505                 59,998
   Accrued income taxes                                                                12,339                  1,872
   Current maturities of long-term obligations                                          8,492                  8,252
                                                                                   ----------               --------
      Total Current Liabilities                                                       133,964                109,553

Long-Term Debt                                                                        311,260                172,459

Other Long-Term Obligations                                                            12,644                 11,496

Shareholders' Equity
   Preferred Shares (Authorized 300 shares; none outstanding)                               0                      0
   Common Shares (Authorized 100,000 shares; 29,066 and
      28,724   issued  in  1998  and  1997,   respectively)
   Class B Common Shares  (Authorized  12,000 shares;                                   7,267                  7,182
      1,434 and 1,438, issued and outstanding in
      1998 and 1997, respectively)                                                        358                    359
   Additional paid-in-capital                                                          79,863                 74,954
   Retained earnings                                                                  211,954                167,649
   Accumulated other comprehensive earnings (loss)                                     (7,712)                (6,506)
   Treasury shares (607 and 438 shares in
      1998 and 1997, respectively)                                                    (10,842)                (7,223)
                                                                                  ------------              ----------
      Total Shareholders' Equity                                                      280,888                236,415
                                                                                  ------------              ----------

     Total Liabilities and Shareholders' Equity                                      $738,756               $529,923
                                                                                  ============              ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                                   Years Ended December 31,
                                                                                         1998             1997            1996
                                                                                                      (In thousands)
                                                                                     ------------------------------------------
    Operating Activities
    Net earnings                                                                     $ 45,792          $ 1,563        $ 38,918
    Adjustments to reconcile net earnings to net cash provided by operating activities:
              Non-recurring unusual charge, (non cash)                                  5,049           40,226               -
              Depreciation and amortization                                            23,754           18,348          17,896
              Provision for losses on trade and installment receivables                 2,802            1,411           1,546
              Provision for deferred income taxes                                       6,425          (18,867)           (596)
              Provision for other deferred liabilities                                  1,131            2,546           2,658
    Changes in operating assets and liabilities:
              Trade receivables                                                       (34,315)         (13,265)         (5,937)
              Inventories                                                              (2,176)          (1,817)        (16,395)
              Other current assets                                                     (2,518)          (1,911)           (714)
              Accounts payable                                                          2,857            1,001           2,487
              Accrued expenses                                                          1,149            8,700          (5,540)
                                                                                     ------------------------------------------
                  Net Cash Provided by Operating Activities                            49,950           37,935          34,323

    Investing Activities
        Purchases of property and equipment                                           (29,331)         (38,485)        (22,553)
        Capitalized consulting costs related to systems implementation                (10,978)          (1,011)              -
        Proceeds from sale of property and equipment                                      804              523              88
        Installment contracts written                                                 (72,641)         (74,104)        (65,241)
        Payments received on installment contracts                                     64,036           67,265          47,742
        Marketable securities purchased                                                  (571)          (4,018)         (3,416)
        Marketable securities sold                                                      1,512            4,140           2,274
        Business acquisitions, net of cash acquired                                  (129,318)          (3,997)        (24,860)
        (Increase)/decrease in other investments                                       (3,212)           4,316          (6,986)
        Increase in other long-term assets                                            (13,123)          (5,394)         (3,945)
        Other                                                                           5,051           (2,272)            519
                                                                                     ------------------------------------------
                  Net Cash Required for Investing Activities                         (187,771)         (53,037)        (76,378)

    Financing Activities
        Proceeds from revolving lines of credit and
          long-term  borrowings                                                       371,512           79,169         103,872
        Principal payments on revolving lines of credit,
          long-term debt and capital lease obligations                               (231,427)         (64,993)        (61,831)
        Proceeds from exercise of stock options                                         4,754            3,766           4,222
        Payment of dividends                                                           (1,487)          (1,475)         (1,457)
        Purchase of treasury stock                                                     (2,517)               0          (2,250)
                                                                                     ------------------------------------------

                  Net Cash Provided by Financing Activities                           140,835           16,467          42,556

        Effect of exchange rate changes on cash                                           750             (100)           (202)
                                                                                    -------------------------------------------

        Increase in cash and cash equivalents                                           3,764            1,265             299

        Cash and cash equivalents at beginning of year                                  5,696            4,431           4,132
                                                                                    -------------------------------------------

        Cash and cash equivalents at end of year                                       $9,460          $ 5,696         $ 4,431
                                                                                    ===========================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

INVACARE CORPORATION AND SUBSIDIARIES

(In thousands)                                                                     Accumulated
                                                             Additional               Other
                          Common            Class B           Paid-in    Retained  Comprehensive    Treasury
                          Stock    Shares   Stock   Shares    Capital    Earnings  Earnings (Loss)   Shares     Shares    Total

                          -------  ------   ------  ------   ----------- ---------  ------------    ---------   -------  -------
January 1, 1996 Balance    $6,148   24,589  $ 1,243   4,973     $66,890   $130,100          $993      $(4,055)    (311)   $201,319
Conversion of  shares
  from Class B to Common      883    3,531    (883)  (3,531)                                                                     -
Excercise of stock options     72      288                        4,253                                                      4,325
Net earnings                                                                38,918                                          38,918
Foreign currency
  translation adjustments                                                                 (2,256)                           (2,256)
Marketable securities
  holding gain/(loss),                                                                       430                               430
  net of tax
Total comprehensive
  earnings - net of tax                                                                                                     37,092
Dividends - $.05 per                                                        (1,457)                                         (1,457)
share
Repurchase of treasury shares                                                                          (2,682)    (107)     (2,682)
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 1996           7,103   28,408      360   1,442      71,143    167,561         (833)       (6,737)    (418)    238,597
Balance
Conversion of  shares
  from Class B to Common        1        4       (1)     (4)                                                                   -
Excercise of stock options     78      312                        3,811                                                      3,889
Net earnings                                                                 1,563                                           1,563
Foreign currency
  translation adjustments                                                                (6,074)                            (6,074)
Marketable securities
  holding gain/(loss),                                                                      401                                401
  net of tax
Total comprehensive
  earnings - net of tax                                                                                                     (4,110)
Dividends - $.05 per share                                                   (1,475)                                        (1,475)
Repurchase of treasury shares                                                                             (486)     (20)      (486)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1997           7,182   28,724      359   1,438      74,954    167,649       (6,506)        (7,223)    (438)   236,415
Balance
Conversion of  shares
  from Class B to Common        1        4      (1)     (4)                                                                      -
Excercise of stock options     84      338                        4,909                                                      4,993
Net earnings                                                                45,792                                          45,792
Foreign currency
  translation adjustments                                                                  (561)                              (561)
Marketable securities
  holding gain/(loss),                                                                     (645)                              (645)
  net of tax
Total comprehensive
  earnings - net of tax                                                                                                     44,586
Dividends - $.05 per share                                                  (1,487)                                         (1,487)
Repurchase of treasury shares                                                                          (3,619)    (169)     (3,619)
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 1998 Balance   $7,267  $29,066     $358   $1,434     $79,863   $211,954     $(7,712)     $(10,842)   $(607)   $280,888


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES

Nature of Operations: Invacare Corporation and its subsidiaries (the "company") is the leading home medical equipment manufacturer in the world based on its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care, retail and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, seating and positioning systems, motorized scooters, patient aids, home care beds and low air loss therapy products.

Principles of Consolidation: The consolidated financial statements include the accounts of the company and are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Certain foreign subsidiaries are consolidated using a November, 30 fiscal year end. All significant intercompany transactions are eliminated.

Reclassifications: Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the year ended December 31, 1998.

Recently Issued Accounting Pronouncements: The company adopted Financial Accounting Standards Board statement No. 130, Reporting Comprehensive Income in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, as defined therein, in the consolidated financial satements.

The Financial Accounting Standards Board also issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about operating segments, and SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which does not change the recognition or measurement of pension and postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits. The company adopted SFAS No. 131 and SFAS No. 132 in the fourth quarter of 1998.

In June, 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and for Hedging Activities. This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for certain types of hedges. The statement is effective for years beginning after June 15, 1999. Management is currently studying the potential effects of the adoption of this statement but does not anticipate a significant impact on the company's financial position or results of operations.

Marketable Securities: Current marketable securities are stated at market value, and consist of short-term investments in repurchase agreements, government and corporate securities, certificates of deposit and equity securities. Marketable securities with original maturities of less than three months are treated as cash equivalents. The company has classified its marketable securities as available for sale. The securities are carried at their fair value and net unrealized holding gains and losses, net of tax, are carried as a component of accumulated other comprehensive earnings.

Inventories: Inventories are stated at the lower of cost or market with cost principally determined for domestic manufacturing inventories by the last-in, first-out (LIFO) method and for non-domestic inventories and domestic finished products purchased for resale ($50,106,000 and $46,255,000 at December 1998 and 1997, respectively) by the first-in, first-out (FIFO) method. Market costs are based on the lower of replacement cost or estimated net realizable value.

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

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

Estimated Liability for Future Warranty Cost: Generally, the company's products are covered by warranties against defects in material and workmanship for periods up to five years from the date of sale to the customer. Certain parts and components carry a lifetime warranty. A non-renewable warranty is also offered on various products for a maximum period of five years. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience.

Research and Development: Research and development costs are expensed as incurred. The company's annual expenditures for product development and engineering were approximately $12,980,000, $12,706,000 and $11,060,000 for 1998, 1997 and 1996, respectively.

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

Net Earnings Per Share: Effective December 31, 1997, the company adopted SFAS No. 128, Earnings Per Share. Accordingly, basic earnings per share was computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding during the year. Diluted earnings per share was computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding plus the effects of dilutive stock options outstanding during the year.

Foreign Currency Translation: Substantially all the assets and liabilities of the company's foreign subsidiaries are translated into U.S. dollars at year end exchange rates. Revenues and expenses are translated at weighted average exchange rates. Gains and losses resulting from translation are included in accumulated other comprehensive earnings (loss).

Goodwill: The excess of the aggregate purchase price over the fair value of net assets acquired is amortized by use of the straight-line method for periods ranging from 20 to 40 years. The accumulated amortization was $20,039,000 and $13,707,000 at December 31, 1998 and 1997, respectively. The carrying value of goodwill is reviewed at each balance sheet date to determine whether goodwill has been impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows at such time an impairment in value of goodwill has occurred. During 1997, $8,452,000 of goodwill was written off as part of the non-recurring and unusual charge. Based on the company's review as of December 31, 1998, no other impairment of goodwill was evident.

Advertising: Advertising costs are expensed as incurred and included in "selling, general and administrative expenses." Advertising expenses amounted to $13,386,000, $10,419,000 and $12,049,000 for 1998, 1997 and 1996, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

RECEIVABLES

Trade receivables are net of allowances for doubtful accounts of $5,566,000 and $6,565,000 in 1998 and 1997, respectively.

Installment receivables as of December 31, 1998 and 1997 consist of the following:

                                                                  1998                                       1997
                                                                  Long-                                      Long-
    (In thousands)                                   Current      Term*         Total        Current         Term*         Total
                                                     -------     -------       ------        -------         -----        ------
    Installment receivables                          $67,876     $23,661       $91,537        $61,020       $25,777       $86,797
    Less:
         Unearned interest                            (3,663)     (1,592)       (5,255)        (4,585)       (2,264)       (6,849)
         Allowance for doubtful accounts              (3,883)     (1,536)       (5,419)        (7,137)       (1,477)       (8,614)
                                                     --------    -------       -------        -------       -------       -------
                                                     $60,330     $20,533       $80,863        $49,298       $22,036       $71,334
                                                     =======     =======       =======        =======       =======       =======

* Long - term installment receivables are included in "Other Assets" on the consolidated balance sheet statement.

INVENTORIES

Inventories as of December 31, 1998 and 1997 consist of the following:

                                               1998                1997
                                                    (In thousands)
                                            ---------------------------
       Raw materials                        $21,019            $ 23,704
       Work in process                       14,928              11,676
       Finished goods                        45,793              40,328
                                            ---------------------------
                                            $81,740            $ 75,708
                                            ===========================

Current cost exceeds the LIFO value of inventories by approximately $209,000 and $482,000 at December 31, 1998 and 1997, respectively.


PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 1998 and 1997 consist of the following:

                                             1998                1997
                                          ---------------------------
                                                  (In thousands)
 Land, buildings and improvements        $ 44,797            $ 40,026
 Machinery and equipment                  140,577             111,959
 Furniture and fixtures                    11,950               9,649
 Leasehold improvements                     7,628               6,979
                                         ----------------------------
                                          204,952             168,613
 Less allowance for depreciation           92,008              78,036
                                         ----------------------------
                                         $112,944            $ 90,577
                                         ============================

INVACARE CORPORATION AND SUBSIDIARIES

CURRENT LIABILITIES

Accrued expenses as of December 31, 1998 and 1997 consist of the following:

                                              1998                1997
                                                 (In thousands)
                                            ---------------------------
Accrued salaries and                        $20,560             $17,387
Accrued warranty cost                         6,619               6,385
Accrued product liability, current portion    1,434               1,389
Other accrued items                          31,448              24,210
Litigation settlement                             -               4,500
Plant relocation                              5,444               6,127
                                            ---------------------------
                                            $65,505            $ 59,998
                                            ===========================

ACQUISITIONS

In January 1998, the company purchased substantially all of the outstanding shares of Suburban Ostomy Supply Co. (Suburban), a direct marketing wholesaler of medical supplies and related products to the home health care industry. The purchase price of Suburban was $131,826,000 and was funded with cash on hand and borrowings from existing credit agreements. Proceeds from a $100,000,000 private placement of senior notes were used to pay down revolving credit debt incurred to fund the acquisition. Severance and facility consolidation reserves of approximately $4,000,000 were included in the purchase price allocation, of which approximately $1,000,000 was expended during 1998. Goodwill generated as a result of the acquisition is being amortized over 40 years on a straight-line basis.

The following unaudited pro forma results of operations reflect the year ended December 31, 1997, as though the acquisition of Suburban occurred at the beginning of the year. The financial information has been prepared by Invacare and all calculations have been made based upon assumptions deemed appropriate. The pro forma adjustments give effect to the purchase method of accounting.

                                          Year Ended
                                       December 31, 1997

       Net sales                            $ 753,381

       Net loss                             $  (1,758)

       Loss per share-basic                 $   ( .06)

       Loss per share-diluted               $   ( .06)

Pro forma net sales and net loss are not necessarily indicative of the net sales and net loss that would have occurred had the acquisition been made in 1997 or the results which may occur in the future.

In May, 1997 the company purchased all of the outstanding shares of Silcraft Corporation. Silcraft manufactures and distributes bath tubs, barrier-free showers and patient lifts for use primarily in extended-care facilities. In October, 1997, the company purchased all of the outstanding shares of Allied Medical Supply Corporation, a distributor of medical soft goods and disposables.

INVACARE CORPORATION AND SUBSIDIARIES

ACQUISITIONS

In February, 1996, the company purchased all the outstanding shares of Fabriorto, Lda, a Portuguese manufacturer and distributor of manual and power wheelchairs, beds and walking aids and purchased all the outstanding shares of Frohock-Stewart, Inc., a manufacturer of personal care products distributed mainly through the retail channel. In March, 1996 the company purchased all the outstanding shares of Healthtech Products, Inc., a manufacturer of extended care beds and patient-room furniture for the institutional market. In June, 1996, the company acquired all the outstanding shares of Production Research Corporation
(PRC), a distributor/supplier of after-market parts for the home medical equipment market. In July, 1996, the company purchased all of the outstanding shares of Roller Chair Pty. Ltd., an Australian manufacturer and distributor of custom power wheelchairs.

The operating results of all acquisitions are included in the company's consolidated results of operations from the respective dates of acquisition. The above transactions have been accounted for by the purchase method of accounting. The results of operations of the acquired businesses (except for Suburban) prior to the date of acquisition were not material to the company.

LEASES AND COMMITMENTS

The company leases certain of its facilities, transportation equipment and data processing equipment. These leases have terms of up to 10 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 1998, the company is committed under non-cancelable operating leases which have initial or remaining terms in excess of one year and expire on various dates through 2006. Lease expenses were approximately $7,975,000 in 1998, $6,978,000 in 1997 and $6,071,000 in 1996. Future minimum operating lease commitments as of December 31, 1998, are as follows:

                  Year                     Amount
                 ------                   -------
                          (In thousands)
                 1999                     $6,605
                 2000                      3,941
                 2001                      2,724
                 2002                      1,694
                 2003                      1,503
                 Thereafter                2,060
                                         -------
Total Future Minimum Lease Payments      $18,527
                                         =======

The amount of buildings and equipment capitalized in connection with capital leases was $4,403,000 and $4,301,000 at December 31, 1998 and 1997,
respectively. At December 31, 1998 and 1997, accumulated amortization was $2,257,000 and $1,851,000 respectively.

RETIREMENT AND BENEFIT PLANS

Substantially all full-time salaried and hourly domestic employees are included in two profit sharing plans sponsored by the company. The company makes matching contributions up to 66.7% of the first 3% of employees' contributions and may make discretionary contributions to the domestic plans based on an annual resolution of the Board of Directors. The company has no requirement to make the discretionary contribution. The contributions can either be in the form of cash or property to the Profit Sharing Plan or in the form of cash, Common Shares or property to the Employee Stock Bonus Trust and Plan. Cash contributions to the Employee Stock Bonus Trust and Plan are used to purchase the company's Common Shares on the open market.

The company also has a 401(k) Benefit Equalization Plan covering certain employees, which provides for retirement payments so that the total retirement payments equal amounts that would have been payable from the company's principal retirement plans if it were not for limitations imposed by income tax regulations.

Contribution expense for the above plans in 1998, 1997 and 1996 was $4,308,000, $3,925,000 and $3,703,000, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

In 1995, the company introduced a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) effective May 1, 1995 for certain key executives to recapture benefits lost due to governmental limitations on qualified plan contributions. The projected benefit obligation related to this unfunded plan was $23,976,000 at December 31, 1998. Pension expense for the plan in 1998, 1997 and 1996 was $1,085,000, $923,000 and $748,000, respectively.

The company utilizes a Voluntary Employee Benefit Association (VEBA) to provide for the payment of self-funded employee health benefits for current employees. Contribution expense for each of 1998, 1997 and 1996 was $1,400,000.

SHAREHOLDERS' EQUITY TRANSACTIONS

At December 31, 1998, the company had 100,000,000 authorized Common Shares, without par value, and 12,000,000 authorized Class B Common Shares, without par value. In general, the Common Shares and the Class B Common Shares have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share, carry a 10% lower cash dividend rate and, in general, can only be transferred to family members. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis.

At December 31, 1998, the company had 300,000 shares of Serial Preferred Shares authorized, none of which were issued or outstanding. Serial Preferred Shares are entitled to one vote per share.

During 1994, the Board of Directors adopted and the Shareholders approved the 1994 Performance Plan (the "1994 Plan"). The 1994 Plan provides for the issuance of up to 3,500,000 Common Shares in connection with stock options and other awards granted under the 1994 Plan. The 1994 Plan allows the Compensation Committee of the Board of Directors (the "Committee") to grant incentive stock options, non-qualified stock options, stock appreciation rights, and stock awards (including the use of restricted stock). The Committee has the authority to determine the employees that will receive awards, the amount of the awards and the other terms and conditions of the awards. Payments of the stock appreciation rights may be made in cash, Common Shares or a combination thereof. There were no stock appreciation rights outstanding at December 31, 1998, 1997 or 1996. During 1998, the Committee, under the 1994 Plan, granted 511,040 non-qualified stock options for a term of ten years at 100% of the fair market value of the underlying shares on the date of grant.

The company also has a Stock Option Plan for non-employee Directors. The plan was approved May 27, 1992 and provides for the granting of up to a maximum of 100,000 options to eligible new Directors. Directors will receive grants with exercise prices at 100% of the fair market value of the company's stock on the date of grant. At December 31, 1998 there were 12,550 options outstanding under this plan. During 1998, 6,667 options were granted under this plan.

The Plans have provisions for the cashless exercise of options. Under these provisions, the company acquired 144,489 treasury shares for $3,120,476 in 1998, 19,951 treasury shares for $486,000 in 1997 and 16,430 treasury shares for $432,000 in 1996.

As of December 31, 1998, an aggregate of 9,593,520 shares was reserved for conversion of Class B Common Shares, future rights (as defined below) and the exercise and future grant of options.

INVACARE CORPORATION AND SUBSIDIARIES




                                                                   Weighted                   Weighted                   Weighted
                                                                    Average                    Average                    Average
                                                                   Exercise                   Exercise                   Exercise
                                                         1998         Price          1997        Price          1996        Price
                                                   ----------     ---------     ---------     --------     ---------    ---------
     Options outstanding at January 1,              2,967,762        $15.05     2,758,587       $12.12     2,691,902       $ 9.81
     Granted                                          517,707         23.68       582,250        25.13       401,908        24.77
     Exercised                                       (337,933)         9.29      (311,575)        6.22      (288,101)        7.27
     Canceled                                         (90,516)        23.67       (61,500)       23.01       (47,122)       17.53
                                                    ---------     ---------     ---------     --------     ---------    ---------
     Options outstanding at December 31,            3,057,020        $16.90     2,967,762       $15.05     2,758,587       $12.12
                                                    =========     =========     =========     ========     =========    =========

     Options price range at December 31,               $ 2.19                      $ 2.13                     $ 2.13
                                                           to                          to                         to
                                                      $ 27.50                     $ 26.75                    $ 26.75

     Options exercisable at December 31,            1,906,538                   1,872,552                  1,793,289
     Options available for grant at December 31,    1,644,148                     572,839                  1,095,239


The company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


               (In thousands except per share data)                               1998               1997                1996
                --------------------------------------------------------------------------------------------------------------
                Net earnings - as reported                                      $45,792             $1,563             $38,918
                Net earnings/(loss) - pro forma                                 $43,302             $ (234)            $37,725
                Earnings per share as reported - basic                           $ 1.53             $  .05             $  1.33
                Earnings per share as reported - assuming dilution               $ 1.50             $  .05             $  1.28

                Pro forma earnings/(loss) per share - basic                      $ 1.45             $ (.01)            $  1.29
                Pro forma earnings/(loss) per share - assuming dilution          $ 1.42             $ (.01)            $  1.24


The assumption regarding the stock options issued in 1998, 1997 and 1996 was that 25% of such options vested in the year following issuance. The stock options awarded during the year provided a four year vesting period whereby options vest equally in each year. SFAS 123's pro forma disclosure was prospective from 1995, as retroactive application was prohibited. Therefore, since compensation expense associated with an award is recognized over the four year vesting period, pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in the income statement. Furthermore, current and prior years pro forma disclosures may be adjusted for forfeitures of awards that will not vest because service or employment requirements have not been met.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of 1.48%; expected volatility of 31.8%; risk-free interest rate of 5.7%; and an expected life of 7 years. The weighted-average present value of options granted during the year, per the Black-Scholes model based on the expected exercise year of 2005, is $9.15.

The plans provide that shares granted come from the company's authorized but unissued common stock or treasury shares. Pursuant to the plan, the Committee has established that the 1998 grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. The weighted-average remaining contractual life of options outstanding at December 31, 1998 is 6.48 years.

INVACARE CORPORATION AND SUBSIDIARIES

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

NET EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net earnings per common share.


                                                                                1998                   1997              1996
                                                                                      (In thousands except per share data)
                                                                            -------------------------------------------------
             Basic
                Average common shares outstanding                             29,932                 29,569            29,332

                Net earnings                                                $ 45,792                $ 1,563           $38,918

                Net earnings per common share                               $   1.53                $   .05           $  1.33

             Diluted
                Average common shares outstanding                             29,932                 29,569            29,332
                Stock options                                                    651                    805             1,061
                                                                           --------------------------------------------------
                Average common shares assuming dilution                       30,583                 30,374            30,393

                Net earnings                                                $ 45,792                $ 1,563           $38,918

                Net earnings per common share                               $   1.50                $   .05           $  1.28

INVACARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE EARNINGS (LOSS)

The components of other comprehensive earnings (loss) were as follows:


(In thousands)                                                                 Unrealized
                                                                             Gain (Loss) on
                                                                Currency     Available-for-Sale
                                                              Translation      Securities
                                                              Adjustments                         Total
                                                             ----------------------------------------------
Balance at January 1, 1996                                        $    755            $  238      $    993
Foreign currency translation adjustment                             (2,256)                         (2,256)
Unrealized gain (loss) on available for sale securities                                  705           705
Deferred tax (expense) benefit relating to unrealized gain
(loss) on available for sale securities                                                 (275)         (275)
                                                             --------------- ---------------- --------------
Balance at December 31, 1996                                        (1,501)              668          (833)

Foreign currency translation adjustment                             (6,074)                         (6,074)
Unrealized gain (loss) on available for sale securities                                1,341         1,341
Deferred tax (expense) benefit relating to unrealized gain
(loss) on available for sale securities                                                 (940)         (940)
                                                             --------------- ---------------- --------------
Balance at December 31, 1997                                        (7,575)            1,069        (6,506)

Foreign currency translation adjustment                               (561)                           (561)
Unrealized gain (loss) on available for sale securities                               (1,057)       (1,057)
Deferred tax (expense) benefit relating to unrealized gain
(loss) on available for sale securities                                                  412           412
                                                             =============== ================ ==============
Balance at December 31, 1998                                      $ (8,136)            $ 424      $ (7,712)
                                                             =============== ================ ==============

INVACARE CORPORATION AND SUBSIDIARIES

LONG-TERM OBLIGATIONS

Long-term obligations as of December 31, 1998 and 1997 consist of the following:

                                                                                           1998             1997
                                                                                ---------------------------------
                                                                                            (In thousands)
$25,000,000 senior notes at 7.45%, mature in February 2003                              $17,856          $21,429

$80,000,000 senior notes at 6.71%, mature in February 2008                               80,000                -

$20,000,000 senior notes at 6.60%, mature in February 2005                               20,000                -

Revolving credit agreement ($425,000,000 multi-currency) at .185% to .375%
above local interbank offered rates, expires October 31, 2002                           191,662          147,231

Notes payable to banks and other third parties                                            2,556            3,346

Notes and mortgages payable, secured by buildings and equipment                           2,734            3,064

Capitalized lease obligations                                                             2,177            2,466

Product liability                                                                         5,512            5,383

Other                                                                                     9,899            9,288
                                                                                --------------------------------
                                                                                        332,396          192,207
          Less current maturities of long-term obligations                                8,492            8,252
                                                                                --------------------------------
                                                                                       $323,904         $183,955
                                                                                ================================


In 1993, the company completed a private placement of $25,000,000 in senior notes at 7.45% which contain covenants similar to the revolving credit agreement described below. At December 31, 1998, $100,787,000 of retained earnings is available for dividends. The notes are due in 2003 and require principal payments of $3,571,429 per year beginning in 1997.

During 1998, the company completed a private placement of $20,000,000 in senior notes at 6.60% and a private placement of $80,000,000 in senior notes at 6.71%. The notes are due in 2005 and 2008 respectively and require a lump sum principal payment on final maturity date.

In 1997, the company entered into a $425,000,000 multi-currency revolving credit agreement with a group of commercial banks, which expires on October 31, 2002, or such later date as mutually agreed upon by the company and the banks. The borrowing rates under the agreement are determined based on the funded debt to capitalization ratio of the company as defined in the agreement and range from
 .185% to .375% above the various interbank offered rates. The agreement requires the company to maintain certain conditions with respect to net worth, funded debt to capitalization, and interest coverage as defined in the agreement.

In September 1997, the company fixed the interest rate on 7,500,000 of its New Zealand dollar borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 7.30% for a five year term. As of December 31, 1998 and 1997, the weighted average floating interest rate on the New Zealand dollar debt was 8.90% and 8.10%, respectively.

In July 1997, the company fixed the interest rate on 50,000,000 of its French franc borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 4.14% for a three year term. As of December 31, 1998 and 1997, the weighted average floating interest rate on the French franc debt was 3.88% and 3.66%, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

In May 1997, the company fixed the interest rate on $15,000,000 of its U.S. dollar borrowings through two interest rate swap agreements. Each agreement is for $7,500,000 U.S. dollars. The effect of the swaps is to exchange a short-term floating interest rate for a fixed rate of 6.18% for a two year term, extendible for an additional year at the counterparty's option in one agreement and 6.285% for a three year term in the other agreement. As of December 31, 1998 and 1997, the weighted average floating interest rate on the U.S. dollar debt was 5.32% and 5.90%, respectively.

In May 1995, the company fixed the interest rate on $5,000,000 of its U.S. dollar borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 6.38% for a five year term.

Notes payable to banks and other third parties consists of borrowings by the company and its subsidiaries under term lending arrangements for certain assets or licensing or service contracts.

The notes and mortgages payable financed the purchase of certain buildings and equipment which secure the obligations. The notes and mortgages payable bear interest at rates from 4.3% to 10.4% and mature through 2003.

The capital leases at December 31, 1998 are principally for a manufacturing facility and computer systems, with payments due through 2007.

The company is self-insured for a portion of its product liability and certain other liability exposures. Product liability for domestically manufactured products is insured through the company's captive insurance company, which insures the first $2,000,000 per claim or annual policy aggregate losses of $3,000,000. The company also has additional layers of coverage insuring up to $70,000,000 for a total of $73,000,000 in annual aggregate losses arising from individual losses that exceed $2,000,000 or annual policy aggregate losses of $3,000,000 of the company's domestic product liability exposure.

The aggregate minimum combined maturities of long-term obligations are approximately $8,492,000 in 1999, $5,404,000 in 2000, $5,685,000 in 2001,
$195,642,000 in 2002, $3,937,000 in 2003 and $100,592,000  thereafter.  Interest paid on borrowings was  $18,995,000,  $10,612,000  and $10,213,000 in 1998, 1997
and 1996, respectively.


INCOME TAXES

Earnings/(loss) before income taxes consist of the following:

                                                                     1998               1997               1996
                                                                 ----------------------------------------------
                                                                                    (In thousands
                        Domestic                                 $ 69,037           $ 10,734            $58,182
                        Foreign                                     6,032             (5,511)             5,586
                                                                 -----------------------------------------------

                                                                 $ 75,069            $ 5,223            $63,768
                                                                 ==============================================

The company has provided for income taxes as follows:

                                                                     1998                 1997             1996
                                                                 ----------------------------------------------
                                                                                    (In thousands)
                        Current:
                           Federal                               $ 16,428             $18,030           $19,840
                           State                                    4,000               2,800             3,800
                           Foreign                                  4,642               1,250             2,370
                                                                 ----------------------------------------------
                                                                   25,070              22,080            26,010


                        Deferred:
                           Federal                                  4,471             (13,320)           (1,330)
                           State                                        0              (2,400)                0
                           Foreign                                   (264)             (2,700)              170
                                                                 ----------------------------------------------
                                                                    4,207             (18,420)           (1,160)
                                                                 ----------------------------------------------
                        Income Taxes                             $ 29,277              $3,660           $24,850
                                                                 ==============================================

INVACARE CORPORATION AND SUBSIDIARIES

At December 31, 1998, the company had foreign tax loss carryforwards of approximately $3,100,000, of which $2,800,000 are non-expiring and $300,000 expire between 2000 and 2003.

The  company  made  income tax  payments of  $13,731,000,  $19,907,000  and
$26,686,000   during  the  years  ended  December  31,  1998,   1997  and  1996,
respectively.

A reconciliation to the effective income tax rate from the federal statutory rate follows:


                                                                     1998                 1997                1996
                                                                     -----------------------------------------------
          Statutory federal income tax rate                           35.0%                35.0%               35.0%
          State and local income taxes, net of
            federal income tax benefit                                 3.5                  5.0                 3.9
          Tax credits                                                 (2.3)               (23.0)               (1.9)
          Goodwill                                                     2.9                 59.3                 1.7
          Other, net                                                   (.1)                (6.2)                0.3
                                                                     -----------------------------------------------

                                                                      39.0%                70.1%               39.0%
                                                                     ===============================================


Significant components of deferred income tax assets and liabilities at December 31, 1998 and 1997 are as follows:


                                                                            1998             1997
                                                                         ------------------------
                                                                                 (In thousands)
          Current deferred income tax assets, net:
               Bad debt                                                  $ 4,242          $ 4,030
               Warranty                                                    1,397            1,656
               Inventory                                                   1,862            1,988
               Other accrued expenses and reserves                         3,840            4,442
               State and local taxes                                       1,180            1,387
               Litigation reserves                                            19            2,258
               Compensation and benefits                                   3,519            3,347
               Product liability                                             274              289
               Loss carryforwards                                            167               36
               Other, net                                                    831             (578)
                                                                        --------------------------
                                                                        $ 17,331         $ 18,855
                                                                        --------------------------

          Long-term deferred income tax assets (liabilities), net:
               Fixed assets                                             $    293          $ 1,653
               Product liability                                           1,128            1,155
               Loss carryforwards                                            818              726
               Compensation and benefits                                   1,976            1,645
               State and local taxes                                       2,400            2,400
               Other, net                                                   (345)            (417)
                                                                        -------------------------
                                                                        $  6,270         $  7,162
                                                                        -------------------------

          Net Deferred Income Taxes                                     $ 23,601         $ 26,017
                                                                        =========================

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

INVACARE CORPORATION AND SUBSIDIARIES

INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                               QUARTER ENDED
                                                                      (In thousands, except per share data)
                        1998                            March 31,       June 30,       September 30,      December 31,
    ------------------------------------------------------------------------------------------------------------------
    Net sales                                            $181,066         $202,779          $203,351          $210,333
    Gross profit                                           51,453           60,688            62,365            64,007
    Earnings before income taxes                           12,365           18,066            21,302            23,336
    Net earnings                                            7,542           11,021            12,994            14,235
    Net earnings per share - basic                            .25              .37               .43               .48
    Net earnings per share - assuming dilution                .25              .36               .43               .47


                        1997                            March 31,         June 30,    September 30,       December 31,
    ------------------------------------------------------------------------------------------------------------------
    Net sales                                            $151,524         $164,992          $166,144          $170,754
    Gross profit                                           44,218           51,488            49,570            53,102
    Earnings/(Loss) before income taxes                    11,830           16,417          (28,620)             5,596
    Net earnings                                            7,220           10,017          (19,060)             3,386
    Net earnings (Loss) per share - basic                     .24              .34             (.64)               .11
    Net earnings per share - assuming dilution                .24              .33             (.64)               .11


BUSINESS SEGMENTS

In accordance with SFAS No. 131, the company operates in three primary business segments based on geographical area: North America, Europe and Australasia. All reporting segments amounts shown for periods prior to adoption have been restated to conform to the provisions of SFAS No. 131. The three reportable segments represent operating groups which offer products to different geographic regions.

The North America segment consists of five operating groups which sell the following products: wheelchairs, scooters, seating products, self care products, home care beds, low air loss therapy products, patient transport products, distributed products, extended care and furniture products, respiratory and other products. The Europe segment consists of one operating group that sells primarily wheelchairs, scooters, self care products, patient lifts and slings and oxygen products. The Australasia segment consists of two operating groups which sell custom power wheelchairs, electronic wheelchair controllers and patient aids. Each business segment sells to the home health care, retail and extended care markets.

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers are not considered in evaluating segment performance. Intersegment revenue for reportable segments are $47,881,000, $39,250,000 and $41,842,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

The information by segment is as follows:

Year ended December 31, 1998

                                                North                  Australia/        All
                                               America      Europe        Asia          Other*       Consolidated
                                              ----------- ------------ ------------ --------------- ----------------
      Revenues from external customers          $647,372     $130,075     $ 19,949          $  133         $797,529
      Depreciation and amortization               18,283        5,327          140               4           23,754
      Net interest expense                        11,729        1,765        1,398          (3,307)          11,585
      Earnings (loss) before income taxes        122,730       (1,002)       2,862         (49,521)          75,069
      Assets                                     507,397      134,143       25,010          72,206          738,756
      Expenditures for assets                     24,241        4,997           93               -           29,331

Year ended December 31, 1997
                                                North                  Australia/        All
                                               America      Europe        Asia          Other*       Consolidated
                                              ----------- ------------ ------------ --------------- ----------------
      Revenues from external customers          $506,197     $125,677     $ 21,132          $  408         $653,414
      Depreciation and amortization               13,410        4,770          159               9           18,348
      Net interest expense                         2,459        2,171        1,797          (3,193)           3,234
      Earnings (loss) before income taxes         52,797     (11,556)          118         (36,136)           5,223
      Assets                                     318,757      119,939       28,068          63,159          529,923
      Expenditures for assets                     35,579        2,878           28               -           38,485

Year ended December 31, 1996

                                                North                  Australia/        All
                                               America      Europe        Asia          Other*       Consolidated
                                              ----------- ------------ ------------ --------------- ----------------
      Revenues from external customers          $462,569     $134,770     $ 21,476          $  683         $619,498
      Depreciation and amortization               12,647        5,168           81               -           17,896
      Net interest expense                         1,353        1,991        2,340          (4,059)           1,625
      Earnings (loss) before income taxes        103,595        3,896          939         (44,662)          63,768
      Assets                                     301,531      135,117       32,725          40,255          509,628
      Expenditures for assets                     19,593        2,923           14              23           22,553

* Consists of the Invacare captive insurance unit, domestic export unit and corporate selling, general and administrative costs, which do not meet the quantitative criteria for determining reportable segments.

INVACARE CORPORATION AND SUBSIDIARIES

         In accordance with SFAS No. 131, net sales by product, are as follows:


      North America                                          1998          1997             1996
      -------------
                                                          -------------------------------------------

      Rehab                                                 $157,802         $126,563        $103,829
      Standard Wheelchairs                                   102,326          101,170          98,619
      Distributed                                             93,372                -               -
      Personal Care/Patient Transport                         73,728           68,924          58,949
      Respiratory                                             70,626           67,321          67,527
      Beds                                                    55,356           65,357          65,246
      Institutional products                                  31,419           16,576          14,063
      Parts                                                   17,881           18,044          15,675
      Other                                                   44,862           42,242          38,661
                                                          -------------------------------------------
                                                            $647,372         $506,197        $462,569
                                                          ===========================================

      Europe                                                 1998          1997             1996
      ------
                                                          -------------------------------------------
      Rehab                                                 $ 89,006         $ 85,087        $ 92,475
      Personal Care/Patient Transport                         21,341           21,318          21,432
      Respiratory                                              4,633            3,273           3,284
      Beds                                                       625            1,384           2,436
      Other                                                   14,470           14,615          15,143
                                                          -------------------------------------------
                                                            $130,075         $125,677        $134,770
                                                          ===========================================

      Australasia                                            1998          1997             1996
      -----------
                                                          -------------------------------------------
      Rehab                                                 $ 19,949        $  21,132       $  21,476
                                                          ===========================================

      Other                                                 $    133        $     408       $     683
      -----                                               ===========================================

      Total Consolidated                                    $797,529        $ 653,414       $ 619,498
      ------------------                                  ===========================================

No single customer accounted for more than 5% of the company's sales.

CONCENTRATION OF CREDIT RISK

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. To further assist dealers in reducing their cash requirements for inventory and rental equipment, the company provides various financing options for certain types of products through Invacare Credit Corporation "ICC". In a typical financing arrangement, the company sells the equipment on a financing contract to the dealer for periods ranging from 6 to 39 months. The company also introduced a revolving credit agreement, known as Invacard, which provides an additional financing option to our dealer base. In addition, the majority of these transactions are secured with a UCC-1 filing purchase money securities and/or personal guarantees. At this time, all ICC note obligations are serviced and managed by the company. The note obligations are not sold to third parties. Substantially all of the company's receivables are due from health care and medical equipment dealers located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, are ultimately funded through government reimbursement programs such as Medicare and Medicaid. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. Credit losses are provided for in the financial statements.

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

Interest Rate Swaps: The company is a party to interest rate swap agreements with off-balance sheet risk which are entered into in the normal course of business to reduce exposure to fluctuations in interest rates. The agreements are with major financial institutions which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The agreements are contracts to exchange floating rate payments with fixed rate payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the interest rate swap agreements are accrued consistent with the terms of the agreements and market interest rates. Fair value for the company's interest rate swaps are based on independent pricing models.

Other investments: The company has made other investments in limited partnerships and non-marketable equity securities. These investments were acquired in private placements and there are no quoted market prices or stated rates of return. It is not practicable to estimate the fair value of these investments because of the limited information available and because of the significance of the cost to obtain an outside appraisal. The investments are carried at their cost of $9,429,000 in 1998 and $9,178,000 in 1997 and are accounted for using the cost method.

The carrying amounts and fair values of the company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                                             1998                            1997
                                                                     Carrying          Fair            Carrying          Fair
                                                                        Value         Value               Value         Value
                                                                     --------------------------------------------------------
                                                                                          ( In thousands)
                Cash and cash equivalents                             $ 9,460       $ 9,460             $ 5,696       $ 5,696
                Marketable securities                                   4,749         4,749               4,518         4,518
                Installment receivables                                80,863        80,863              71,334        71,334
                Long-term debt (including current                     314,808       315,107             175,070       175,549
                    maturities)
                Interest rate swaps (fair value liability)                  -           340                   -           356


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

The gains and losses that result from the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. At December 31, 1998 and 1997, the gain/(loss) resulting from forward contracts was not material to the financial statements.

INVACARE CORPORATION AND SUBSIDIARIES

The following table represents the fair value of all outstanding forward contracts at December 31, 1998 and 1997. The valuations are based on market rates. All forward contracts noted below mature before January, 2000 and May, 1998 respectively.


December 31, 1998
                                                                               Cost                                Market Value
                     U.S. dollar (In thousands)                          (Buy)/Sell           Gain/(Loss)            (Buy)/Sell
                     ---------------------------------------- --- ------------------ --------------------- ---------------------
                     British pound                                         $ (1,042)               $ (64)              $ (1,106)
                     New Zealand dollar                                     (14,244)                  74                (14,170)
                     German mark                                              3,987                  (18)                 3,969
                     Australian dollar                                          310                   (2)                   308
                     Canadian dollar                                          4,919                   (4)                 4,915
                     French franc                                             2,040                  (64)                 1,976

December 31, 1997
                                                                               Cost                                Market Value
                     U.S. dollar (In thousands)                          (Buy)/Sell           Gain/(Loss)            (Buy)/Sell
                     ---------------------------------------- --- ------------------ --------------------- ---------------------
                     British pound                                         $    525                $   (1)              $   524
                     New Zealand dollar                                       1,670                    75                 1,745
                     U.S. dollar                                             (2,250)                   45                (2,205)


Non-Recurring and Unusual Charges: In 1997, the company recorded non-recurring and unusual charges aggregating $61,039,000 ($38,839,000 or $1.28 diluted per share after tax) for the acceleration of certain strategic initiatives and other items. The charge was recorded in accordance with the Financial Accounting Standards Board's (FASB's) and the Securities and Exchange Commission's (SEC's) accounting pronouncements, including the Emerging Issues Task Force (EITF) 94-3. The charge included global manufacturing facility consolidations, the elimination of certain non-strategic product lines, asset write downs related to global systems initiatives, principally as a result of changes in project scope, an increase in the company's bad debt reserve, other asset write-downs and an increase in reserves for litigation.

During 1998, the company reviewed the charges and updated the components to reflect current year activity and estimates. Based on this review, reserves for accelerated facilities consolidations and product line exits were reduced by $3,300,000 and $4,201,000 respectively. These changes were substantially offset by additional reserves of $2,384,000 for litigation and charges of $5,049,000 for additional asset write-downs. The net effect of these changes had no material impact on reported net earnings for the year. The remaining accrual balance at December 31, 1998, in the amount of $4,679,000, relates primarily to facility consolidations. The company expects substantially all of the remaining charge to be utilized over the next six months.

The following table summarizes the non-recurring and unusual charges activity through December 31, 1998:

                                    Total Charge      Amounts         Balance      Adjustments/     (Utilized) /     Balance
                                        1997          Utilized     Dec. 31, 1997    Components       Provided       Dec. 31,
                                                    During 1997                      Changes        During 1998       1998
                                    ------------------------------------------------------------------------------------------
U.S. dollar (in thousands)
Facility consolidations                   $12,589        $(3,420)         $9,169         $(3,300)        $(1,661)       $4,208
Product line elimination                    7,748         (5,060)          2,688          (4,201)          1,513             -
Systems initiatives                         7,456         (7,456)              -               -               -             -
Provision for doubtful accounts            10,293         (4,423)          5,870               -          (5,870)            -
Asset write-downs                           9,882         (9,371)            511               -            (511)            -
Litigation                                 13,071         (5,000)          8,071           2,384          (9,984)          471
                                    ------------------------------------------------------------------------------------------
    Sub Total                             $61,039       $(34,730)        $26,309          (5,117)        (16,513)        4,679
                                    ============================================  --------------------------------------------

Additional Asset write-downs                                                               5,049          (5,049)            -
                                                                                  --------------------------------------------

Total                                                                                       $(68)*      $(21,562)       $4,679
                                                                                  ============================================

* Represents the income statement effect of adjustments, made to the charge, to reflect current year activity and estimates.

INVACARE CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                COL. A         COL. B         COL. C                COL. D        COL.E
                                              ---------     ---------         -----------         ---------    --------
                                                                                ADDITIONS
                                                                              -----------
                                               Balance      Charged           Charged To                        Balance
                                                    At           To              Other                              At
                                              Beginning    Cost And           Accounts          Deductions-     End Of
          Description                         Of Period    Expenses           Describe            Describe      Period
-----------------------------------------------------------------------------------------------------------------------
                                                                   (In thousands)
Year Ended December 31, 1998

Deducted from asset accounts --
     Allowance for doubtful accounts          $15,179       $3,390                 $   860(C)    $8,444(A)      $10,985

     Inventory obsolescence reserve             4,787        3,269                     298(C)     2,058(B)        6,296

Accrued warranty cost                           6,385        6,183                        -       5,949(B)        6,619

Accrued product liability                       6,772        2,742                        -       2,568(D)        6,946

Year Ended December 31, 1997

Deducted from asset accounts --
     Allowance for doubtful accounts           $5,478      $15,942                 $    75(C)    $6,316(A)      $15,179

     Inventory obsolescence reserve             4,963        1,650                         -      1,826(B)        4,787

Accrued warranty cost                           6,052        4,931                         -      4,598(B)        6,385

Accrued product liability                       6,128        3,218                         -      2,574(D)        6,772

Year Ended December 31, 1996

Deducted from asset accounts --
     Allowance for doubtful accounts           $4,771       $2,397                $    183(C)    $1,873(A)       $5,478

     Inventory obsolescence reserve             5,274        2,883                     689(C)     3,883(B)        4,963

Accrued warranty cost                           5,745        5,154                     363(C)     5,210(B)        6,052

Accrued product liability                       4,165        5,251                      -         3,288(D)        6,128


NOTE (A)--Uncollectible accounts written off, net of recoveries.

NOTE (B)--Amounts written off or payments incurred.

NOTE (C)--Amounts recorded due to acquisition of subsidiaries.

NOTE (D)--Loss and loss adjustment expense.