Form 10-Q
period 1999-03-31
INVACARE CORP
filed 1999-05-14
CIK 742112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                       March 31, 1999
                      ----------------------------------------------------------

Commission File Number                      0-12938
                      ----------------------------------------------------------

                              Invacare Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                          95-2680965
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No)
incorporation or organization)

               One Invacare Way, P.O. Box 4028, Elyria, Ohio 44036
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (440) 329-6000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------
(Former name,former address and former fiscal year, if change since last report)

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

As of May 13, 1999, the company had 28,587,380 Common Shares and 1,432,599 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                        Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  March 31, 1999 and December 31, 1998........................3

         Condensed Consolidated Statement of Earnings -

                  Three Months Ended March 31, 1999 and 1998..................4

         Condensed Consolidated Statement of Cash Flows -

                  Three Months Ended March 31, 1999 and 1998..................5

         Notes to Condensed Consolidated Financial

                  Statements - March 31, 1999.................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............9

Item 3.  Quantitative and Qualitative Disclosure of Market Risk..............14

Part II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K....................................15

SIGNATURES...................................................................15

Part I.  FINANCIAL INFORMATION
Item 1            Financial Statements (Unaudited)


                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)
                                                                         March 31,           December 31,
                                                                              1999                   1998
ASSETS                                                                                (In thousands)
-------------                                                            --------------------------------
CURRENT ASSETS
 .........Cash and cash equivalents                                        $ 11,148                $ 9,460
 .........Marketable securities                                               2,583                  2,634
 .........Trade receivables, net                                            162,386                156,694
 .........Installment receivables, net                                       62,476                 60,330
 .........Inventories                                                        82,659                 81,740
 .........Deferred income taxes                                              19,445                 17,331
 .........Other current assets                                                7,832                  8,553
                                                                         --------------------------------
 .........         TOTAL CURRENT ASSETS                                     348,529                336,742

OTHER ASSETS                                                                63,724                 62,388
PROPERTY AND EQUIPMENT, NET                                                116,071                112,944
GOODWILL, NET                                                              220,640                226,682
                                                                         --------------------------------
 .........         TOTAL ASSETS                                            $748,964               $738,756
                                                                         ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 .........Accounts payable                                                  $47,390                $47,628
 .........Accrued expenses                                                   66,517                 65,505
 .........Accrued income taxes                                               14,069                 12,339
 .........Current maturities of long-term obligations                         8,767                  8,492
                                                                         --------------------------------
 .........         TOTAL CURRENT LIABILITIES                                136,743                133,964

LONG-TERM DEBT                                                             310,235                311,260

OTHER LONG-TERM OBLIGATIONS                                                 13,155                 12,644

SHAREHOLDERS' EQUITY
 .........Preferred shares                                                        0                      0
 .........Common shares                                                       7,281                  7,267
 .........Class B common shares                                                 358                    358
 .........Additional paid-in-capital                                         79,805                 79,863
 .........Retained earnings                                                 220,072                211,954
 .........Accumulated other comprehensive earnings                           (8,401)                (7,712)
 .........Treasury shares                                                   (10,284)               (10,842)
                                                                         --------------------------------
 .........         TOTAL SHAREHOLDERS' EQUITY                               288,831                280,888
                                                                         --------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $748,964               $738,756
                                                                         ================================

See notes to condensed consolidated financial statements.

                           INVACARE CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statement of Earnings - (unaudited)


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                            1999               1998
                                                                         ----------------------------------
                                                                        (In thousands except per share data)
Net sales                                                                   $196,092              $181,066
Cost of products sold                                                        139,355               129,613
                                                                         -----------             ---------
    Gross profit                                                              56,737                51,453
Selling, general and administrative expense                                   39,747                37,352
                                                                         -----------             ---------
    Income from operations                                                   16,990                14,101
Interest income                                                               1,872                 2,347
Interest expense                                                             (4,940)               (4,083)
                                                                         -----------             ---------
    Earnings before income taxes                                             13,922                12,365
Income taxes                                                                  5,430                 4,823
                                                                         -----------             ---------

    NET EARNINGS                                                            $ 8,492               $ 7,542
                                                                         ===========             =========
    DIVIDENDS DECLARED PER COMMON SHARE                                       .0125                 .0125
                                                                         ===========             =========
Net earnings per share - basic                                              $  0.28               $  0.25
                                                                         ===========             =========
Weighted average shares outstanding - basic                                  29,957                29,779
                                                                         ===========             =========
Net earnings per share - assuming dilution                                  $  0.28               $  0.25
                                                                         ===========             =========
Weighted average shares outstanding - assuming dilution                      30,513                30,461
                                                                         ===========             =========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                              1999                  1998
                                                                                    (In thousands)
                                                                            ----------------------------
OPERATING ACTIVITIES
         Net earnings                                                       $ 8,492              $ 7,542
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                   5,998                5,690
              Provision for losses on receivables                              (225)                (360)
              Provision for deferred income taxes                            (1,302)              (1,642)
              Provision for other deferred liabilities                          517                  265
         Changes in operating assets and liabilities:
              Trade receivables                                              (6,479)             (10,087)
              Inventories                                                    (1,374)              (5,355)
              Other current assets                                              661                1,171
              Accounts payable                                                  877                8,185
              Accrued expenses                                                4,351               (3,320)
                                                                            ------------------------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                  11,516                2,089

INVESTING ACTIVITIES
         Purchases of property and equipment                                 (4,619)              (8,191)
         Capitalized consulting costs                                        (3,532)              (1,620)
         Proceeds from sale of property and equipment                            45                   24
         Installment sales contracts written                                (17,173)             (15,944)
         Payments received on installment sales contracts                    17,738               15,114
         Marketable securities purchased                                       (416)                 (72)
         Marketable securities sold                                             260                  250
         Increase in other investments                                         (152)                (133)
            Increase in other long term assets                               (2,454)              (3,103)
            Business acquisitions, net of cash acquired                           0             (129,318)
         Other                                                                 (320)                (273)
                                                                            ------------------------------
                  NET CASH REQUIRED BY INVESTING ACTIVITIES                 (10,623)            (143,266)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings    24,614              258,760
         Principal payments on revolving lines of credit, long-term debt
           and capital lease obligations                                    (25,905)            (117,066)
            Proceeds from exercise of stock options                           1,353                2,471
         Payment of Dividends                                                  (375)                (370)
         Purchase of treasury stock                                               0                 (498)
                                                                            -----------------------------
                 NET CASH (REQUIRED)/PROVIDED BY FINANCING
                 ACTIVITIES                                                    (313)             143,297
Effect of exchange rate changes on cash                                       1,108                (103)
                                                                             -----------------------------
Increase in cash and cash equivalents                                         1,688                2,017
Cash and cash equivalents at beginning of period                              9,460                5,696
                                                                             -----------------------------
Cash and cash equivalents at end of period                                 $ 11,148              $ 7,713
                                                                             =============================

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                                 March 31, 1999

Nature of Operations - Invacare Corporation and its subsidiaries (the "company") is the world's leading manufacturer and distributor of non-acute health care products based upon its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment including the home health care, retail and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, motorized scooters, patient aids, home care and institutional beds, low air loss therapy products, home respiratory products, seating and positioning products, bathing equipment and distributed products.

Principles of Consolidation - In the opinion of the company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. The accompanying financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 1999 and December 31, 1998, and the results of its operations for the three months ended March 31, 1999 and 1998 and changes in its cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

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

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the period ended March 31, 1999.

Business Segments - SFAS No. 131 establishes standards for reporting financial and descriptive information about operating segments. In accordance with SFAS No. 131, the company operates in three primary business segments based on geographical area: North America, Europe and Australasia. The three reportable segments represent operating groups which offer products to different geographic regions.

The North America segment consists of five operating groups which sell the following products: wheelchairs, scooters, seating products, self care patient aids, home care beds, low air loss therapy products, patient transport products, distributed products, extended care and furniture products, respiratory and other products. The Europe segment consists of one operating group that sells primarily wheelchairs, scooters, self care patient aids, patient lifts and slings and oxygen products. The Australasia segment consists of two operating groups which sell custom power wheelchairs, electronic wheelchair components and patient aids. Each business segment sells to the home health care, retail and extended care markets.

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers are not considered in evaluating segment performance. Intersegment revenue for reportable segments was $12,874,000 for the period ended March 31, 1999.

The information by segment for the quarter ended March 31, 1999 is as follows (in thousands):

                                                   North                    Australia/       All
                                                  America       Europe         Asia         Other*      Consolidated
                                                ------------- ----------- --------------- ----------- -----------------
      Revenues from external customers              $158,853     $31,954      $5,277          $   8        $196,092
      Earnings (loss) before income taxes             23,843      (1,739)      1,521         (9,703)         13,922

* Consists of the domestic export unit, corporate selling, general and administrative costs, and the Invacare captive insurance unit, which do not meet the quantitative criteria for determining reportable segments.


Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           1999                 1998
                                                                           --------------------------
        Net earnings                                                         $8,492            $7,542
        Foreign currency translation                                           (137)           (1,545)
        Unrealized gain or (loss) on available for sale securities             (552)               85
                                                                           --------------------------

        Total comprehensive earnings                                         $7,803            $6,082
                                                                           ==========================

Net Income Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.


                                                                             Three Months Ended
                                                                                  March 31,
                                                                          1999                  1998
                                                                   (In thousands except per share data)
                                                                   ------------------------------------
             Basic
                Average common shares outstanding                       29,957                 29,779

                Net earnings                                           $ 8,492                 $7,542

                Net earnings per common share                          $   .28                 $  .25

             Diluted
                Average common shares outstanding                       29,957                 29,779
                Stock options                                              556                    682
                                                                       ------------------------------
                Average common shares assuming dilution                 30,513                 30,461

                Net earnings                                           $ 8,492                 $7,542

                Net earnings per common share                          $   .28                 $  .25


Recently Issued Accounting Pronouncements - In June, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities. This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for certain types of hedges. The statement is effective for years beginning after June 15, 1999. Management is currently studying the potential effects of the adoption of this statement but does not anticipate a significant impact on the company's financial position or results of operations.

Statement of Cash Flows - The company made payments (in thousands) of :

                                                   Three Months Ended
                                                         March 31,
                                             1999                    1998
                                            -----------------------------
       Interest                              $6,412                  $4,192
       Income taxes                           1,824                   2,052

Inventories - Inventories consist of the following components (in thousands):

                                           March 31,            December 31,
                                               1999                    1998
                                           ---------------------------------
       Raw materials                       $ 24,793                $ 21,019
       Work in process                       10,392                  14,928
       Finished goods                        47,474                  45,793
                                           ---------------------------------
                                           $ 82,659                $ 81,740
                                           =================================

The inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                            March 31,            December 31,
                                                1999                    1998
                                            --------------------------------
       Land, buildings and improvements     $ 49,374                $ 44,797
       Machinery and equipment               140,884                 140,577
       Furniture and fixtures                 12,911                  11,950
       Leasehold improvements                  7,785                   7,628
                                            ---------------------------------
                                             210,954                 204,952
       Less allowance for depreciation       (94,883)                (92,008)
                                            ---------------------------------
                                            $116,071                $112,944
                                            =================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 1999 increased by 8.3% over the same period a year ago with currency translation having a slight positive impact of .3%. The sales growth was not materially impacted by acquisitions as any positive impact was offset by divestitures and business exits. Sales for the three months ended March 31, 1999 were negatively impacted by reduced sales to one of the Company's largest customers. The reduction in sales to this customer impacted reported sales growth by approximately 1.6% for the quarter. Sales increased principally due to higher unit volumes. The volume increases were partially offset by the effects of a continuing competitive pricing environment.

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs and seating), Standard (manual wheelchairs, personal care and retail), Beds and Continuing Care (beds, low air loss therapy and furniture and patient transport equipment), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy and associated respiratory) and Distributed (ostomy, incontinence, wound care and other medical supplies) products grew 5.3% over the prior year. The gain was due principally to unit volume growth in Beds and Continuing Care (up 14.2%) and Respiratory (up 7.8%).

The U.S. Food and Drug Administration (F.D.A.) has indicated that 510(k) clearance is needed for the Invacare(R) Venture(TM) HomeFill(TM) product released in the latter part of 1997. Invacare voluntarily suspended shipments of this product during the third quarter of 1998, pending resolution of the F.D.A.'s comments. Invacare is actively working with the F.D.A. in order to expedite the resolution of this issue. The delay is not having a material impact on the company's operating results.

European Operations

European sales increased 23.1%, excluding the negative impact of 5.1% from foreign currency translation. Sales growth continues to improve in 1999, building on the steady growth experienced throughout the second half of 1998.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs and Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs. Sales for the Australasia group increased $969,000 or 22.5% from the prior year, despite a $441,000 or 10.2% negative impact from foreign currency translation.

GROSS PROFIT

Gross profit as a percentage of net sales for the three month period ending March 31, 1999 was 28.9% compared to 28.4% for the same period last year. Margins for North American operations increased to 28.2% from 27.9% in the prior year. Gross profit for Europe and Australasia also improved. The overall increase in margins as a percentage of net sales is a result of the company's manufacturing cost improvements and facilities rationalization strategy implemented in 1998. In addition the company is focused on redesigning products in order to lower manufacturing costs while improving quality and reliability and implementing other spending reductions necessary to remain competitive and improve profitability.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three months ending March 31, 1999 was 20.3% compared to 20.6% in the same period a year ago. Tight expense control throughout the company resulted in a reduction in the overall expense as a percentage of sales. The dollar increase was $2,395,000 or 6.4%. Selling, general and administrative costs were not materially impacted by acquisitions as any negative impact was offset by divestitures and business exits.

North American selling, general and administrative costs as a percent of sales remained relatively constant compared to the same period a year ago. European and Australasia operations' selling, general and administrative costs grew at a slower rate than sales for the quarter.

NON-RECURRING CHARGE

In 1997, the company announced non-recurring and unusual charges of $61,039,000 ($38,839,000 or $1.28 diluted per share after tax). Of these charges, $56,636,000 had been utilized through March 31, 1999 including $277,000 in the first quarter of 1999 for facility consolidations. The company expects substantially all of the remaining charge to be utilized over the next three months.

INTEREST

Interest income in the three months ended March 31, 1999 declined by approximately $475,000 compared to the same period a year ago, as increased volume in installment loans were offset by an overall decrease in the portfolio's effective rate. For the quarter, interest expense increased due to higher average outstanding borrowings resulting primarily from the acquisition of Suburban Ostomy Supply Company on January 28, 1998.

INCOME TAXES

The company had an effective tax rate of 39.0% which is the same effective tax rate in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term obligations decreased $1.0 million to $310.2 million for the three months ended March 31, 1999, principally as a result of cash from operations used to pay down borrowings. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of March 31, 1999, the company had approximately $241.1 million available under its lines of credit. Pursuant to the most restrictive covenant of its debt arrangements the company could borrow up to an additional $226.2 million.

In 1998, the company completed a private placement of $100,000,000 in senior notes having a blended fixed coupon rate of 6.69% with $20,000,000 maturing in the year 2005 and $80,000,000 maturing in 2008. The proceeds were used to pay-down revolving credit debt incurred to fund the acquisition of Suburban Ostomy Supply Co., Inc., which was consummated on January 28, 1998

The company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined. The company is in compliance with all of the conditions.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of March 31, 1999. The company expects to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 1999 will approximate $32 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

ACQUISITIONS

In January 1998, the company acquired for cash all outstanding shares of Suburban Ostomy Supply Company, Incorporated a leading national direct marketing wholesaler of medical supplies and related products to the home care industry. The acquisition was accounted for under the purchase method of accounting. Suburban complements Invacare's industry-leading "One Stop Shoppingsm" strategy and significantly strengthens our industry-leading position by adding a complete line of medical supplies and soft goods.

CASH FLOWS

Cash flows provided by operating activities were $11.5 million for the first quarter of 1999 compared to $2.1 million in 1998. Operating cash flow increased in 1999 primarily due to increased net earnings and accrued expenses as the timing of certain expenses varied between quarters. Operating cash flow continued to be negatively impacted by increased receivable levels as additional dealer financing became more important to our customers due to the impact of governmental reimbursement cuts mandated by the balanced budget act.

Cash flows required for investing activities decreased by $132.6 million for the first quarter of 1999 when compared to 1998. The decrease was a result of reduced acquisition activity in 1999 as the acquisition of Suburban Ostomy Supply Company was completed in the first quarter of 1998.

Cash flows required by financing activities were $.3 million compared to cash provided from financing of $143.3 million in 1998. Financing activities for the first quarter of 1999 were impacted by the payments on long term borrowings which exceeded the proceeds from revolving lines of credit and long-term borrowings. The 1998 cash provided by financing activities was primarily a result of an increase in net proceeds from long-term borrowings which were used to fund the acquisition.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On February 15, 1999, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of April 1, 1999, to be paid on April 15, 1999. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

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


                                                 Resolution Phases

                  Assessment             Remediation              Testing                 Implementation
Information       100% completed         90% completed            90% completed           90% completed
Technology        June 1998              Expected                 Expected                Expected
                                         completion date          completion date         completion date
                                         June 1999                June 1999               July 1999
--------------------------------------------------------------------------------------------------------------
Operating         100% completed         90% completed            90% completed           90% completed
Equipment         June 1998              Expected                 Expected                Expected
                                         completion date          completion date         completion date
                                         June 1999                June 1999               July 1999
--------------------------------------------------------------------------------------------------------------
Products          100% completed         100% completed           100% completed          100% completed
                  January 1998           N/A                      N/A                     N/A
--------------------------------------------------------------------------------------------------------------
3rd Party         80% completed          N/A                      N/A                     N/A
                  Estimated
                  completion date
                  July 1999

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

The company is currently developing a contingency plan for each location, in the event it does not complete all phases of the Year 2000 program. The company anticipates each plan will be completed by July 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on March 31, 1999 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,485,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the company's financial condition or results of operations.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this form 10-Q constitute forward-looking statements based on current expectations which are covered under the "safe harbor" provision within the Private Securities Litigation Reform Act of 1995. Actual results and events, including the acceleration of certain strategic initiatives for which a non-recurring and unusual charge has been reported, may differ significantly from those anticipated as a result of risks and uncertainties which include, but are not limited to, pricing pressures, the consolidations of health care customers and competitors, the availability of strategic acquisition candidates, successfully completing its project to resolve year 2000 issues, government reimbursement issues that affect the viability of customers, Invacare's ability to effectively integrate acquired companies, the timely completion of facility consolidations and the overall economic, market and industry conditions, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk.

The information called for by this item is provided under the same caption under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.  Exhibits and Reports on Form 8-K

         A        Exhibits:
                  Official Exhibit No.
                  (27)  Financial Data Schedule

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

Date:  May 14, 1999