Form 10-Q
period 1999-06-30
INVACARE CORP
filed 1999-08-16
CIK 742112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                       June 30, 1999
                      ---------------------------------------------------------

Commission File Number                      0-12938
                     ---------------------------------------------------------

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

               One Invacare Way, P.O. Box 4028, Elyria, Ohio 44036
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (440) 329-6000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of August 10, 1999, the company had 28,536,685 Common Shares and 1,432,599 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                       Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  June 30, 1999 and December 31, 1998.........................3

         Condensed Consolidated Statement of Earnings -

                  Three and Six Months Ended June 30, 1999 and 1998...........4

         Condensed Consolidated Statement of Cash Flows -

                  Six Months Ended June 30, 1999 and 1998.....................5

         Notes to Condensed Consolidated Financial

                  Statements - June 30, 1999..................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............9

Item 3.  Quantitative and Qualitative Disclosure of Market Risk..............14

Part II.  OTHER INFORMATION:

Item 4.  Result of Votes of Security Holders.................................15

Item 5.  Other Information...................................................15

Item 6.  Exhibits and Reports on Form 8-K....................................16

SIGNATURES...................................................................16

Part I.  FINANCIAL INFORMATION
Item 1...         Financial Statements (Unaudited)

                                       INVACARE CORPORATION AND SUBSIDIARIES
                                 Condensed Consolidated Balance Sheet - (unaudited)
                                                                                         June 30,           December 31,
                                                                                             1999                   1998
ASSETS                                                                                            (In thousands)
------                                                                                   -------------------------------
CURRENT ASSETS
 .........Cash and cash equivalents                                                       $ 10,131                $ 9,460
 .........Marketable securities                                                              2,327                  2,634
 .........Trade receivables, net                                                           147,280                156,694
 .........Installment receivables, net                                                      65,829                 60,330
 .........Inventories                                                                       87,772                 81,740
 .........Deferred income taxes                                                             19,300                 17,331
 .........Other current assets                                                               6,966                  8,553
                                                                                         -------------------------------
 .........         TOTAL CURRENT ASSETS                                                    339,605                336,742

OTHER ASSETS                                                                               74,145                 62,388
PROPERTY AND EQUIPMENT, NET                                                               118,894                112,944
GOODWILL, NET                                                                             217,157                226,682
                                                                                         -------------------------------
 .........         TOTAL ASSETS                                                           $749,801               $738,756
                                                                                         ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 .........Accounts payable                                                                 $47,724                $47,628
 .........Accrued expenses                                                                  61,089                 65,505
 .........Accrued income taxes                                                              15,103                 12,339
 .........Current maturities of long-term obligations                                        7,543                  8,492
                                                                                         -------------------------------
 .........         TOTAL CURRENT LIABILITIES                                               131,459                133,964

LONG-TERM DEBT                                                                            305,733                311,260

OTHER LONG-TERM OBLIGATIONS                                                                13,567                 12,644

SHAREHOLDERS' EQUITY
 .........Preferred shares                                                                       0                      0
 .........Common shares                                                                      7,280                  7,267
 .........Class B common shares                                                                360                    358
 .........Additional paid-in-capital                                                        79,540                 79,863
 .........Retained earnings                                                                231,613                211,954
 .........Accumulated other comprehensive earnings                                         (10,334)                (7,712)
 .........Treasury shares                                                                   (9,417)               (10,842)
                                                                                         -------------------------------
 .........         TOTAL SHAREHOLDERS' EQUITY                                              299,042                280,888
                                                                                         -------------------------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $749,801               $738,756
                                                                                         ===============================

See notes to condensed consolidated financial statements.

                           INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statement of Earnings - (unaudited)

                                                                    Three Months Ended                  Six Months Ended
                                                                        June 30,                            June 30,
                                                                    1999          1998                 1999          1998
                                                         ----------------- ---------------- ----------------- -----------------
Net sales                                                     $202,195         $202,779          $398,287          $383,845
Cost of products sold                                          140,110          142,091           279,465           271,704
                                                         ----------------- ---------------- ----------------- -----------------
    Gross profit                                                62,085           60,688           118,822           112,141
Selling, general and administrative expense                     39,802           38,985            79,549            76,337
                                                         ----------------- ---------------- ----------------- -----------------
    Income from operations                                      22,283           21,703            39,273            35,804
Interest income                                                  2,091            2,403             3,963             4,750
Interest expense                                                (4,836)          (6,040)           (9,776)          (10,123)
                                                         ----------------- ---------------- ----------------- -----------------
    Earnings before income taxes                                19,538           18,066            33,460            30,431
Income taxes                                                     7,624            7,045            13,054            11,868
                                                         ----------------- ---------------- ----------------- -----------------

    NET EARNINGS                                              $ 11,914          $11,021           $20,406           $18,563
                                                         ================= ================ ================= =================
    DIVIDENDS DECLARED PER
       COMMON SHARE                                              .0125            .0125             .0250             .0250
                                                         ================= ================ ================= =================

Net earnings per share - basic                                 $  0.39          $  0.37           $  0.68           $  0.62
                                                         ================= ================ ================= =================
Weighted average shares outstanding - basic                     30,179           29,983            30,068            29,880
                                                         ================= ================ ================= =================
Net earnings per share - assuming dilution                     $  0.39          $  0.36           $  0.67           $  0.61
                                                         ================= ================ ================= =================
Weighted average shares outstanding -
   assuming dilution                                            30,675           30,720            30,594            30,590
                                                         ================= ================ ================= =================

See notes to condensed consolidated financial statements.


                                       INVACARE CORPORATION AND SUBSIDIARIES
                            Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                                        1999            1998
                                                                                                          (In thousands)
                                                                                                     -----------------------
OPERATING ACTIVITIES
         Net earnings                                                                                 $20,406        $18,563
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                            12,113         12,077
              Provision for losses on receivables                                                         726         (1,859)
              Provision for deferred income taxes                                                      (1,150)        (1,619)
              Provision for other deferred liabilities                                                    969              6
         Changes in operating assets and liabilities:
              Trade receivables                                                                         6,378        (17,714)
              Inventories                                                                              (6,983)        (3,268)
              Other current assets                                                                      1,488            811
              Accounts payable                                                                            304          5,727
              Accrued expenses                                                                          1,690          2,822
                                                                                                      ----------------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                            35,941         15,546

INVESTING ACTIVITIES
         Purchases of property and equipment                                                          (10,016)       (11,310)
         Capitalized consulting costs                                                                  (7,104)        (4,568)
         Proceeds from sale of property and equipment                                                     538             69
         Installment sales contracts written                                                          (44,392)       (34,075)
         Payments received on installment sales contracts                                              36,372         31,059
         Marketable securities purchased                                                                 (435)           (95)
         Marketable securities sold                                                                       660            500
         Increase in other investments                                                                   (404)        (2,343)
         Increase in other long term assets                                                            (7,254)        (8,529)
         Business acquisitions, net of cash acquired                                                        0       (129,318)
         Other                                                                                            266          1,502
                                                                                                      -----------------------
              NET CASH REQUIRED BY INVESTING ACTIVITIES                                               (31,769)      (157,108)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                              52,874        299,529
         Principal payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                          (58,502)      (155,074)
         Proceeds from exercise of stock options                                                        2,682          4,185
         Dividends paid                                                                                  (747)          (741)
         Purchase of treasury stock                                                                      (470)          (498)
                                                                                                     -----------------------
            NET CASH PROVIDED/(REQUIRED) BY FINANCING ACTIVITIES
                                                                                                       (4,163)       147,401
Effect of exchange rate changes on cash                                                                   662            (15)
                                                                                                     -----------------------
Increase in cash and cash equivalents                                                                     671          5,824
Cash and cash equivalents at beginning of period                                                        9,460          5,696
                                                                                                     -----------------------
Cash and cash equivalents at end of period                                                            $10,131        $11,520
                                                                                                     =======================

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                                  June 30, 1999

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

Principles of Consolidation - In the opinion of the company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. The accompanying financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 1999 and December 31, 1998, and the results of its operations for the three and six months ended June 30, 1999 and 1998 and changes in its cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the company's annual financial statements and notes.

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

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers are not considered in evaluating segment performance. Intersegment revenue for reportable segments was $15,283,000 and $28,157,000 for the three and six months ended June 30, 1999 respectively.

The information by segment is as follows (in thousands):

                                                                     Three Months Ended                   Six Months Ended
                                                                           June 30,                            June 30,
                                                                     1999          1998                  1999            1998
                                                                  -----------------------------------------------------------
   Revenues from external customers
        North America                                             $159,680          $165,780         $318,533         $316,610
        Europe                                                      35,260            31,998           67,214           57,946
        Australia/Asia                                               6,665             4,999           11,942            9,307
        All Other *                                                    590                 2              598              (18)
                                                                  --------------------------         -------------------------
        Consolidated                                              $202,195          $202,779         $398,287         $383,845

   Earnings (loss) before income taxes
        North America                                             $ 25,531          $ 34,179         $ 49,374         $ 58,881
        Europe                                                         745              (880)            (994)          (3,280)
        Australia/Asia                                               2,177               822            3,698            1,085
        All Other *                                                 (8,915)          (16,055)         (18,618)         (26,255)
                                                                  --------------------------         -------------------------
        Consolidated                                              $ 19,538          $ 18,066         $ 33,460         $ 30,431


* Consists of the domestic export unit, corporate selling, general and administrative costs, and the Invacare captive insurance unit, which do not meet the quantitative criteria for determining reportable segments.


Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):


                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                                    1999             1998              1999           1998
                                                   ----------------------           -----------------------
   Net earnings                                     $11,914       $11,021           $20,406        $18,563
   Foreign currency translation                      (1,907)          (54)           (2,044)        (1,599)
   Unrealized gain or (loss) on available
       for sale securities                              (26)         (115)             (578)           (30)
                                                   -----------------------          -----------------------

   Total comprehensive earnings                     $ 9,981       $10,852           $17,784        $16,934
                                                   ======================           =======================

Net Income Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.

                                                                             Three Months Ended             Six Months Ended
                                                                                  June 30,                      June 30,
                                                                                  (In thousands except per share data)
                                                                            1999           1998           1999             1998
                                                                         ------------------------------------------------------
Basic
   Weighted average common shares outstanding                             30,179         29,983         30,068           29,880

   Net income                                                            $11,914        $11,021        $20,406          $18,563

   Net income per common share                                            $  .39         $  .37         $  .68           $  .62

Diluted
   Weighted average common shares outstanding                             30,179         29,983         30,068           29,880
   Stock options                                                             496            737            526              710
                                                                        -------------------------------------------------------
   Weighted average common shares assuming  dilution                      30,675         30,720         30,594           30,590

   Net income                                                            $11,914        $11,021        $20,406          $18,563

   Net income per common share                                            $  .39         $  .36         $  .67           $  .61

Recently Issued Accounting Pronouncements - In June, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities. This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for certain types of hedges. The statement is effective for years beginning after June 15, 2000. Management is currently studying the potential effects of the adoption of this statement but does not anticipate a significant impact on the company's financial position or results of operations.

Statement of Cash Flows - The company made payments (in thousands) of :

                                                    Six Months Ended
                                                       June 30,
                                          1999                        1998
                                          --------------------------------
       Interest                           $10,014                  $ 7,566
       Income taxes                         8,317                    5,931

Inventories - Inventories consist of the following components (in thousands):

                                           June 30,            December 31,
                                              1999                    1998
                                          --------------------------------
       Raw materials                      $ 23,699                $ 21,019
       Work in process                      11,880                  14,928
       Finished goods                       52,193                  45,793
                                           -------------------------------
                                          $ 87,772                $ 81,740
                                          ================================

The inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                          June 30,            December 31,
                                             1999                    1998
                                          -------------------------------
       Land, buildings and improvements   $49,099                 $44,797
       Machinery and equipment            146,285                 140,577
       Furniture and fixtures              12,973                  11,950
       Leasehold improvements               7,861                   7,628
                                          -------------------------------
                                          216,218                 204,952
       Less allowance for depreciation    (97,324)                (92,008)
                                          -------------------------------
                                         $118,894                $112,944
                                          ===============================




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended June 30, 1999 were $202,195,000 compared to $202,779,000 the same period a year ago. Excluding the net impact from acquisitions, divestitures and currency translation, overall net sales increased 3.5%. Net sales for the quarter were impacted by decreased North American net sales partially offset by increased sales in Europe and Australasia. For the first half, net sales increased 3.8% with currency having a slight negative impact of .1%. Excluding the net impact from acquisitions, divestitures and currency translation, overall first half net sales increased 5.3% from the same period a year ago. The increase in the first half was driven by a strong increase in sales in Europe and Australasia.

North American Operations

North American net sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs and seating), Standard (manual wheelchairs, personal care and retail), Beds and Continuing Care (beds, low air loss therapy and furniture and patient transport equipment), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy and associated respiratory) and Distributed (ostomy, incontinence, wound care and other medical supplies) products, decreased 3.3% for the quarter. The decrease was due principally to unit volume decreases in Rehab and Distributed. For the first half of the year, net sales were up .8%. The increase was due primarily to unit volume increases in Beds and Continuing Care (up 8.0%) and Respiratory (up 2.0%) offset by decreases in Rehab, Standard, and Distributed.

European Operations

European net sales increased 10.2% for the quarter, including the negative impact of 1.6% from foreign currency translation. In the first half, net sales increased 16.0%, including the positive impact of 1.4% from foreign currency translation. Europe continues to report strong sales performances, a trend established throughout the second half of 1998.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs and Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs. Net sales for the Australasia group increased $1,666,000 or 33.3% for the quarter, including a negative 1.5% impact from foreign currency translation. In the first half, net sales increased 28.3% including a 5.6% negative impact from foreign currency translation.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and six month periods ended June 30, 1999 was 30.7% and 29.8%, respectively, compared to 29.9% and 29.2% in the same periods last year. Margins for North American operations decreased slightly due to increased sales of lower margin items as a percentage of total sales. Gross profit for Europe improved, while Australasia gross profit decreased for the three month period, and gross profit for both segments increased for the six month period ended June 30, 1999, versus the same periods last year. Overall, margins have increased as a percentage of net sales as a result of the company's manufacturing productivity improvements and tight expense control.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and six months ending June 30, 1999 was 19.7% and 20.0%, respectively, compared to 19.2% and 19.9% in the same periods a year ago. Higher selling and distribution expenses in 1999 throughout the company and sluggish domestic sales growth resulted in an increase in the overall expense as a percentage of net sales. The dollar increase was $817,000 (2.1%) for the quarter and $3,212,000 (4.2%) for the first half. Selling, general and administrative costs were not materially impacted by acquisitions as any negative impact was offset by divestitures and business exits.

North American selling, general and administrative costs as a percent of sales increased compared to the same periods a year ago. European and Australasia operations' selling, general and administrative costs grew at a slower rate than sales for the quarter and first half compared to the same periods a year ago.

NON-RECURRING CHARGE

In 1997, the company announced non-recurring and unusual charges of $61,039,000 ($38,839,000 or $1.28 diluted per share after tax). Of these charges,
$57,931,983 had been utilized through June 30, 1999, including $824,452 in the second quarter of 1999 for facility consolidations. The company expects substantially all of the remaining charge to be utilized over the next few months.

INTEREST

Interest income in the three months ended June 30, 1999 declined by approximately $312,000 and by approximately $787,000 for the first half, when compared to the same periods a year ago, as increased volume in installment loans were offset by an overall decrease in the portfolio's effective rate. For the quarter and first half, interest expense decreased compared to the same periods last year. The decrease was a result of principal debt payments made in the current year.

INCOME TAXES

The company had an effective tax rate of 39.0% for the three and six months ended June 30, 1999, compared to 39.0% in the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term obligations decreased $5.5 million to $305.7 million for the six months ended June 30, 1999, principally as a result of cash from operations used to pay down borrowings. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of June 30, 1999, the company had approximately $247.2 million available under its lines of credit. Pursuant to the most restrictive covenant of its debt arrangements, the company could borrow up to the full amount available under its lines of credit.

The company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined. The company is in compliance with all of the conditions.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of June 30, 1999. The company expects to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 1999 will approximate $32 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

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

CASH FLOWS

Cash flows provided by operating activities were $35.9 million for the second half of 1999 compared to $15.5 million in 1998. Operating cash flow increased in 1999 primarily due to increased net earnings and reduced trade receivables.

Cash flows required for investing activities decreased by $125.3 million for the second half of 1999 when compared to 1998. The decrease was primarily a result of reduced acquisition activity in 1999 as the acquisition of Suburban Ostomy Supply Company was completed in the first quarter of 1998.

Cash flows required by financing activities were $4.2 million compared to cash provided from financing activities of $147.4 million in 1998. Financing activities for the second half of 1999 were impacted by the payments on long term borrowings which exceeded the proceeds from revolving lines of credit and long-term borrowings. The 1998 cash provided by financing activities was primarily a result of an increase in net proceeds from long-term borrowings which was used to fund the acquisition.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On May 15, 1999, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of July 1, 1999, to be paid on July 15, 1999. At the current rate, the cash dividend will amount to $.05 per Common Share on an annualized basis.

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


                                                 Resolution Phases

                  Assessment             Remediation              Testing                 Implementation
----------------------------------------------------------------------------------------------------------
Information       100% completed         100% completed           98% completed           98% completed
Technology                                                        Expected                Expected
                                                                  completion date         completion date
                                                                  October 1999            October 1999
----------------------------------------------------------------------------------------------------------
Operating         100% completed         100% completed           100% completed          100% completed
Equipment

Products          100% completed         100% completed           100% completed          100% completed
----------------------------------------------------------------------------------------------------------
3rd Party         100% completed         N/A                      N/A                     N/A
----------------------------------------------------------------------------------------------------------


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

Management believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, failure to do so could have a material adverse impact on the company's ability to conduct business, including but not limited to order entry, manufacturing, shipping, invoicing and collections. In addition to its in-house efforts, the company is currently employing the services of several independent outside sources to evaluate its processes and assure the reliability of its cost estimates and verify its assessment of risk.

The company is 98% complete in developing contingency plans for each location, in the event that it does not complete all phases of the Year 2000 program. The company anticipates each plan will be completed by September 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on June 30, 1999 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,243,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the company's financial condition or results of operations.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this form 10-Q, which are not historical in nature, constitute forward-looking statements based on current expectations which are covered under the "safe harbor" provisions within the Private Securities Litigation Reform Act of 1995. Actual results and events, including the acceleration of certain strategic initiatives for which a non-recurring and unusual charge has been reported, may differ significantly from those anticipated as a result of risks and uncertainties which include, but are not limited to, pricing pressures, the consolidations of health care customers and competitors, the availability of strategic acquisition candidates, successfully completing its project to resolve year 2000 issues, government reimbursement issues including those that affect the viability of customers, Invacare's ability to effectively integrate acquired companies, the timely completion of facility consolidations and the overall economic, market and industry conditions, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk.

The information called for by this item is provided under the same caption under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Results of Votes of Security Holders

On May 26, 1999, the company held its 1999 Annual Meeting of Shareholders to act on a proposal to elect a class of Directors.

A. Malachi Mixon, III, Frank B. Carr, Michael F. Delaney and Dr. Bernadine P. Healy were re-elected for a three year term of office expiring in 2002, with 38,053,500, 38,055,456, 38,062,030 and 38,058,860 affirmative votes, respectively, (89 percent of the total voting power). The candidates had 254,512, 252,556, 245,982 and 249,152 votes withheld, respectively, (.6 percent of the total voting power).

Item 5.  Other Information

On July 1, 1999, IVC Holdings Denmark A/S ("Holdings"), a wholly owned subsidiary of Invacare Corporation ("Invacare" or the "company"), commenced a tender offer to all of the qualified shareholders of outstanding shares of common stock of Scandinavian Mobility International A/S, a Danish corporation ("SMI") for DKK 105 (or approximately USD 14.58) per share in cash. SMI is a Copenhagen Stock Exchange-listed producer and distributor of rehabilitation products, mobility aids, and related products in Europe. On July 1, 1999, Invacare Holdings acquired an 18.2% share in SMI via a purchase of 1,637,640 shares of stock from Kommunernes Pensionsforsikring A/S. On August 2, 1999, Invacare acquired 3,996,350 shares or an additional 44.4% from Mr. Lars Foghsgaard and L. Foghsgaard International ApS, Naestved, bringing Invacare's total ownership percentage to 62.6%.

On August 3, 1999, Invacare Holdings amended its offer to acquire SMI for DKK 105 (or approximately USD 15.09) per share to DKK 115 (or approximately USD 16.52) per share. The total value of the acquisition at the amended price is approximately USD 146,000,000. The offer is not being made to, nor will deposits of shares be accepted from or on behalf of U.S. residents or shareholders in any jurisdiction, including the United States, Canada or Japan, in which the making of the offer or the acceptance thereof would not be in compliance with the laws of such jurisdiction.

As of August 13, 1999, with the purchase of additional shares, Invacare's total ownership percentage is 70.4%.

Funds were obtained from cash on hand and from existing credit agreements. Invacare and certain of its subsidiaries are parties to a five year Loan Agreement dated November 18, 1997, with a group of lenders represented by NBD Bank, as Agent and KeyBank National Association, as Co-Agent (the "Loan Agreement"). The Loan Agreement established a revolving credit facility providing Invacare with a maximum availability (including letters of credit) of $360 million. The Loan Agreement was subsequently amended as of December 23, 1997 to increase the maximum availability to $425 million.

SMI uses its equipment and other assets to market a wide range of medical supplies and related products to the home health care industry. Invacare intends to continue to utilize the assets acquired in this transaction in substantially the same manner as they were employed prior to the acquisition.

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

                                                 INVACARE CORPORATION


                                                 By:  /S/ Thomas R. Miklich
                                                 ------------------------------
                                                 Thomas R. Miklich
                                                 Chief Financial Officer

Date:  August 16, 1999