Form 10-Q
period 1999-09-30
INVACARE CORP
filed 1999-11-15
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                       September 30, 1999
                      ---------------------------------------------------------
Commission File Number                      0-12938

                              Invacare Corporation
                            -------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                      95-2680965
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No)
incorporation or organization)

               One Invacare Way, P.O. Box 4028, Elyria, Ohio 44035
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (440) 329-6000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------
(Former name, former address and former fiscal year, if change since last report)

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

As of November 11, 1999, the company had 28,543,826 Common Shares and 1,432,599 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  September 30, 1999 and December 31, 1998....................3

         Condensed Consolidated Statement of Earnings -

                  Three and Nine Months Ended September 30, 1999 and 1998.....4

         Condensed Consolidated Statement of Cash Flows -

                  Nine Months Ended September 30, 1999 and 1998...............5

         Notes to Condensed Consolidated Financial

                  Statements - September 30, 1999.............................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............9

Item 3.  Quantitative and Qualitative Disclosure of Market Risk..............15

Part II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K....................................15

SIGNATURES...................................................................15

Part I.  FINANCIAL INFORMATION
Item 1...         Financial Statements (Unaudited)


                                 INVACARE CORPORATION AND SUBSIDIARIES
                          Condensed Consolidated Balance Sheet - (unaudited)
                                                                                    September 30,           December 31,
                                                                                             1999                   1998
                                                                                               (In thousands)
                                                                                   -------------------------------------
ASSETS
------
CURRENT ASSETS
 .........Cash and cash equivalents                                                       $ 15,925                $ 9,460
 .........Marketable securities                                                              1,674                  2,634
 .........Trade receivables, net                                                           180,713                156,694
 .........Installment receivables, net                                                      69,344                 60,330
 .........Inventories                                                                      114,656                 81,740
 .........Deferred income taxes                                                             19,255                 17,331
 .........Other current assets                                                               7,992                  8,553
                                                                                   -------------------------------------
 .........         TOTAL CURRENT ASSETS                                                    409,559                336,742

OTHER ASSETS                                                                               70,511                 62,388
PROPERTY AND EQUIPMENT, NET                                                               137,673                112,944
GOODWILL, NET                                                                             324,659                226,682
                                                                                   -------------------------------------
 .........         TOTAL ASSETS                                                           $942,402               $738,756
                                                                                   =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 .........Accounts payable                                                                 $55,488                $47,628
 .........Accrued expenses                                                                  71,140                 65,505
 .........Accrued income taxes                                                              23,441                 12,339
 .........Current maturities of long-term obligations                                        8,592                  8,492
                                                                                   -------------------------------------
 .........         TOTAL CURRENT LIABILITIES                                               158,661                133,964

LONG-TERM DEBT                                                                            457,039                311,260

OTHER LONG-TERM OBLIGATIONS                                                                17,041                 12,644

SHAREHOLDERS' EQUITY
 .........Preferred shares                                                                       0                      0
 .........Common shares                                                                      7,271                  7,267
 .........Class B common shares                                                                370                    358
 .........Additional paid-in-capital                                                        79,531                 79,863
 .........Retained earnings                                                                245,317                211,954
 .........Accumulated other comprehensive earnings                                        (11,479)                (7,712)
 .........Treasury shares                                                                 (11,349)               (10,842)
                                                                                  ---------------------------------------
 .........         TOTAL SHAREHOLDERS' EQUITY                                              309,661                280,888
                                                                                  ---------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                         $942,402               $738,756
                                                                                  =======================================

See notes to condensed consolidated financial statements.

                           INVACARE CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statement of Earnings - (unaudited)



                                                                    Three Months Ended            Nine Months Ended

                                                                      September 30,                 September 30,
                                                                  1999             1998               1999             1998
                                                         ----------------- ---------------- ----------------- -----------------
Net sales                                                     $223,335         $203,351          $621,622          $587,196
Cost of products sold                                          152,828          140,986           432,293           412,690
                                                         ----------------- ---------------- ----------------- -----------------
    Gross profit                                                70,507           62,365           189,329           174,506
Selling, general and administrative expense                     44,032           37,719           123,581           114,056
                                                         ----------------- ---------------- ----------------- -----------------
    Income from operations                                     26,475            24,646           65,748             60,450
Interest income                                                 1,905             2,207            5,868              6,957
Interest expense                                               (5,312)           (5,551)         (15,088)           (15,674)
                                                         ----------------- ---------------- ----------------- -----------------
    Earnings before income taxes                               23,068            21,302           56,528             51,733
Income taxes                                                    8,991             8,308           22,045             20,176
                                                         ----------------- ---------------- ----------------- -----------------

    NET EARNINGS                                             $ 14,077          $ 12,994         $ 34,483           $ 31,557
                                                         ================= ================ ================= =================
    DIVIDENDS DECLARED PER
       COMMON SHARE                                             .0125             .0125            .0375              .0375
                                                         ================= ================ ================= =================

Net earnings per share - basic                                 $ 0.46            $ 0.43           $ 1.14             $ 1.06
                                                         ================= ================ ================= =================
Weighted average shares outstanding - basic                    30,278            29,970           30,138             29,910
                                                         ================= ================ ================= =================
Net earnings per share - assuming dilution                     $ 0.46            $ 0.43           $ 1.13             $ 1.03
                                                          ================= ================ ================= =================
Weighted average shares outstanding -
   assuming dilution                                           30,708            30,556           30,632             30,579
                                                         ================= ================ ================= =================

See notes to condensed consolidated financial statements.

                               INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                        1999            1998
                                                                                                     (In thousands)
                                                                                                     -----------------------
OPERATING ACTIVITIES
         Net earnings                                                                                 $34,483        $31,557
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                            18,114         17,844
              Provision for losses on receivables                                                       1,979         (2,411)
              Provision for deferred income taxes                                                      (1,123)        (1,648)
              Provision for other deferred liabilities                                                    262            255
         Changes in operating assets and liabilities:
              Trade receivables                                                                       (13,077)       (24,207)
              Inventories                                                                              (7,920)        (5,742)
              Other current assets                                                                      3,202          1,581
              Accounts payable                                                                            112             52
              Accrued expenses                                                                          7,167         (1,395)
                                                                                                      -----------------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                            43,199         15,886

INVESTING ACTIVITIES
         Purchases of property and equipment                                                          (14,507)       (16,234)
         Capitalized consulting costs                                                                  (9,836)        (6,691)
         Proceeds from sale of property and equipment                                                     649            781
         Installment sales contracts written                                                          (62,718)       (51,215)
         Payments received on installment sales contracts                                              55,023         46,891
         Marketable securities purchased                                                                 (523)          (194)
         Marketable securities sold                                                                     1,382          1,000
         Increase in other investments                                                                   (279)        (3,181)
            Increase in other long term assets                                                        (10,737)        (7,616)
            Business acquisitions, net of cash acquired                                              (141,715)      (129,318)
         Other                                                                                          2,077           (362)
                                                                                                     ------------------------
              NET CASH REQUIRED BY INVESTING ACTIVITIES                                              (181,184)      (166,139)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                             252,269        350,635
         Principal payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                         (106,783)      (202,099)
            Proceeds from exercise of stock options                                                     2,985          4,540
         Dividends paid                                                                                (1,121)        (1,114)
         Purchase of treasury stock                                                                                   (2,517)
                                                                                                   --------------------------
                                                                                                       (2,662)
            NET CASH PROVIDED/ BY FINANCING ACTIVITIES
                                                                                                      144,688        149,445
Effect of exchange rate changes on cash                                                                                 (349)
                                                                                                   -------------------------
                                                                                                         (238)
Increase in cash and cash equivalents                                                                   6,465         (1,157)
Cash and cash equivalents at beginning of period                                                        9,460          5,696
                                                                                                   -------------------------
Cash and cash equivalents at end of period                                                            $15,925        $ 4,539
                                                                                                   =========================

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                               September 30, 1999

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

Principles of Consolidation - In the opinion of the company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. The accompanying financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 1999 and December 31, 1998, and the results of its operations for the three and nine months ended September 30, 1999 and 1998 and changes in its cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers are not considered in evaluating segment performance. Intersegment revenue for reportable segments was $14,736,000 and $42,893,000 for the three and nine months ended September 30, 1999 respectively compared to $11,561,000 and $34,960,000 for the same periods a year ago.

The information by segment is as follows (in thousands):



                                                               Three Months Ended                  Nine Months Ended
                                                                    September 30,                        September 30,
                                                                  1999                1998             1999               1998
                                                               ---------------------------------------------------------------
   Revenues from external customers
        North America                                            $166,390         $163,750          $484,923          $480,360
        Europe                                                     48,457           34,689           115,671            92,635
        Australia/Asia                                              7,062            4,916            19,004            14,223
        All Other *                                                 1,426               (4)            2,024               (22)
                                                               ----------------------------        ---------------------------
        Consolidated                                             $223,335         $203,351          $621,622          $587,196

   Earnings (loss) before income taxes
        North America                                             $27,803         $ 30,751          $ 77,177           $89,632
        Europe                                                      3,047              841             2,053            (2,439)
        Australia/Asia                                              2,711              709             6,409             1,794
        All Other *                                               (10,493)         (10,999)          (29,111)          (37,254)
                                                               ----------------------------         --------------------------
        Consolidated                                             $ 23,068         $ 21,302          $ 56,528          $ 51,733


* Consists of the domestic export unit, corporate selling, general and administrative costs relating primarily to the North American operations, and the Invacare captive insurance unit, which do not meet the quantitative criteria for determining reportable segments.


Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):


                                                                    Three Months Ended                   Nine Months Ended
                                                                        September 30,                      September 30,
                                                                  1999                1998             1999               1998
                                                              ----------------------------           --------------------------
   Net earnings                                                   $14,077          $12,994           $34,483           $31,557
   Foreign currency translation                                      (804)          (1,511)          (2,848)           (3,110)
   Unrealized gain or (loss) on available
       for sale securities                                           (341)            (937)           (919)             (967)
                                                              ----------------------------            --------------------------


   Total comprehensive earnings                                   $12,932          $10,546           $30,716           $27,480
                                                              ============================           ===========================

Net Income Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.


                                                                      Three Months Ended                   Nine Months Ended
                                                                           September 30,                      September 30,
                                                                                  (In thousands except per share data)
                                                                            1999           1998           1999             1998
                                                                      ---------------------------------------------------------
Basic
   Weighted average common shares outstanding                             30,278         29,970         30,138           29,910

   Net income                                                            $14,077        $12,994        $34,483          $31,557

   Net income per common share                                            $  .46         $  .43        $  1.14          $  1.06

Diluted
   Weighted average common shares outstanding                             30,278         29,970         30,138           29,910
   Stock options                                                             430            586            494              669
                                                                      ---------------------------------------------------------

   Weighted average common shares assuming  dilution                      30,708         30,556         30,632           30,579

   Net income                                                            $14,077        $12,994        $34,483          $31,557

   Net income per common share                                            $  .46         $  .43        $  1.13           $ 1.03


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

Statement of Cash Flows - The company made payments (in thousands) of:

                                               Nine Months Ended
                                                  September 30,
                                          1999                    1998
                                       -------                 -------
       Interest                        $17,244                 $14,977
       Income taxes                     10,504                   7,411

Inventories - Inventories consist of the following components (in thousands):

                                        September 30,            December 31,
                                                1999                    1998
       Raw materials                         $31,236                $ 21,019
       Work in process                        16,553                  14,928
       Finished goods                         66,867                  45,793
                                        ------------             ----------
                                            $114,656                $ 81,740
                                        ============             ===========

The inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                           September 30,            December 31,
                                                   1999                    1998
                                           ------------             -----------
       Land, buildings and improvements         $59,395                 $44,797
       Machinery and equipment                  150,673                 140,577
       Furniture and fixtures                    15,589                  11,950
       Leasehold improvements                     8,447                   7,628
                                          --------------            -----------
                                                234,104                 204,952
       Less allowance for depreciation          (96,431)                (92,008)
                                          -------------             -----------
                                               $137,673                $112,944
                                          =============             ===========


Acquisitions - Effective July 31, 1999, IVC Holdings Denmark A/S ("Holdings"), a wholly owned subsidiary of Invacare Corporation, acquired substantially all of the outstanding shares of common stock of Scandinavian Mobility International A/S, a Danish corporation ("SMI") for approximately $147 million. The acquisition was accounted for under the purchase method of accounting; however, the allocation of the purchase price is preliminary and will be adjusted as further information becomes available. The excess of the purchase price over the estimated fair value of the common stock acquired is being amortized over 40 years. The results of operations of SMI are included in the Company's consolidated statement of earnings since the date of acquisition. SMI is a producer and distributor of rehabilitation products, mobility aids and related products in Europe.

The following unaudited pro forma consolidated results of operations give effect to the SMI acquisition as though it had occurred on January 1, 1998 and include certain adjustments, such as additional amortization expense as a result of goodwill and increased interest expense related to debt incurred for the acquisition.

                                             Nine Months Ended
                                               September 30,
                                     1999                       1998
                                     -------------------------------
       Net sales                     $722,748                $672,330
       Net income                      35,072                  31,815
       Income per share - basic          1.16                    1.06
       Income per share - diluted        1.14                    1.03

Pro forma net sales and net income are not necessarily indicative of the net sales and net income that would have occurred had the acquisition been made at the beginning of the period or the results that may occur in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended September 30, 1999 were $223,335,000 compared to $203,351,000 for the same period a year ago, representing a 10% increase. Excluding the net impact from acquisitions, divestitures and currency translation, overall net sales increased 7%. Net sales for the quarter increased in each of the three business segments with Australasia showing significant improvement. Year to date net sales increased 6% with acquisitions, divestitures and currency translation having a minimal net impact. The year to date increase was driven primarily by a strong increase in sales in Europe and Australasia.

North American Operations

North American net sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs and seating), Standard (manual wheelchairs, personal care and retail), Beds and Continuing Care (beds, low air loss therapy and furniture and patient transport equipment), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy and associated respiratory) and Distributed (ostomy, incontinence, wound care and other medical supplies) products, increased 3% for the quarter. The increase was due principally to unit volume increases in Respiratory, Beds and Continuing Care. For the first nine months, net sales were up slightly compared to the same period in the prior year. The increase was due primarily to unit volume increases in Respiratory (up 9%) and Continuing Care (up 14%) offset by decreases in Rehab, and Standard.

European Operations

European net sales increased 13% for the quarter, excluding the net impact from acquisitions and foreign currency translation. In the first nine months net sales increased 14%, excluding the net impact from acquisitions and foreign currency translation. Europe continues to report strong sales and earning performances, a trend established in 1998.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs and Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs. Net sales for the Australasia group increased $2,146,000 or 44% for the quarter, including a positive 5% impact from foreign currency translation. Year to date net sales increased 34% including a 2% negative impact from foreign currency translation.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine month periods ended September 30, 1999 was 31.6% and 30.5%, respectively, compared to 30.7% and 29.7% in the same periods last year. Margins for North American operations decreased slightly due to increased sales of lower margin items as a percentage of total sales. Gross profit for Europe improved for the quarter and year to date, while Australasia gross profit decreased for the quarter but increased for the nine month period ended September 30, 1999, versus the same periods last year. Overall, margins have increased as a percentage of net sales as a result of the company's continued manufacturing productivity improvements and tight expense control.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and nine months ending September 30, 1999 was 19.7% and 19.9%, respectively, compared to 18.5% and 19.4% in the same periods a year ago. The dollar increase was $6,313,000 (17%) for the quarter and $9,525,000 (8%) year to date, with acquisitions contributing $2,919,000 (8%) and $4,149,000 (4%) of the dollar increase respectively. Despite the impact from acquisitions, increased selling and distribution expenses in the current year and sluggish domestic sales growth resulted in an increase in the overall expense as a percentage of net sales.

North American selling, general and administrative costs as a percent of sales decreased slightly for the quarter and increased for the nine months ended September 30, 1999 compared to the same periods a year ago. European selling, general and administrative costs grew at a slightly faster rate than sales for the quarter but at a slower rate for the nine months ended September 30, 1999 compared to the same periods a year ago despite the acquisition of Scandinavian Mobility International A/S which increased expenses for the quarter and year to date by $2,826,000. Australasia selling, general and administrative costs grew at a slower rate than sales for the quarter and for the nine months ended September 30, 1999 compared to the same periods a year ago.


NON-RECURRING CHARGE

In 1997, the company announced non-recurring and unusual charges of $61,039,000 ($38,839,000 or $1.28 diluted per share after tax). Of these charges, $58,532,345 had been utilized through September 30, 1999, including $1,071,538 in the third quarter of 1999 for facility consolidations. The company expects substantially all of the remaining charges to be utilized over the next few months.

The company anticipates taking one time charges relating primarily to the acquisition of Scandinavian Mobility International A/S ("SMI"), during the fourth quarter of 1999. The charges will relate to the closing and consolidation of certain European facilities in order to realize the synergies available from the integration of SMI's operations with Invacare's European operations. The charges are estimated to amount to $12,000,000 to $14,000,000 before tax or $.24 to $.28 per share after tax.


INTEREST

Interest income in the three months and nine months ended September 30, 1999 declined by approximately $302,000 and $1,089,000 respectively, when compared to the same periods a year ago, as increased volume in installment loans were offset by an overall decrease in the portfolio's effective rate. Interest expense for the quarter and year to date decreased compared to the same periods last year. The decrease was a result of principal debt payments made in the current year offset to some extent by the effects of the incremental debt associated with the acquisition of Scandinavian Mobility International A/S.

INCOME TAXES

The company had an effective tax rate of 39.0% for the three and nine months ended September 30, 1999, compared to 39.0% in the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term obligations increased $151.3 million to $457.0 million for the nine months ended September 30, 1999, principally as a result of an increase in borrowings for the investment in Scandinavian Mobility Inc. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of September 30, 1999, the company had approximately $95.0 million available under its lines of credit. Pursuant to the most restrictive covenant of its debt arrangements, the company could borrow up to the full amount available under its lines of credit.

The company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined. The company is in compliance with all of the conditions.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of September 30, 1999. The company expects to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 1999 will approximate $32 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

ACQUISITIONS

On July 1, 1999, IVC Holdings Denmark A/S ("Holdings"), a wholly owned subsidiary of Invacare Corporation, commenced a tender offer to all of the qualified shareholders of outstanding shares of common stock of Scandinavian Mobility International A/S, a Danish corporation ("SMI") for DKK 105 per share in cash which was subsequently revised to DKK 115. SMI is a producer and distributor of rehabilitation products, mobility aids, and related products in Europe. The acquisition was accounted for under the purchase method of accounting. As of September 30, 1999, Invacare has obtained a 99.5% ownership in SMI. With the acquisition of SMI, Invacare now has the number one market share in Europe.

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

CASH FLOWS

Cash flows provided by operating activities were $43.2 million for the nine months ended September 30, 1999 compared to $15.9 million in 1998. Operating cash flow increased in 1999 primarily due to improved income from operations and increased accrued expenses.

Cash flows required for investing activities increased by $15.0 million for the first nine months of 1999 when compared to 1998. The increase was primarily a result of the acquisition of Scandinavian Mobility International A/S in the third quarter of 1999, compared to 1998 when the acquisition of Suburban Ostomy Supply Company was completed.

Cash flows provided by financing activities were $144.7 million compared to cash provided of $149.4 million in 1998. Financing activities for the first nine months of 1999 were impacted by an increase in net proceeds from long term borrowings primarily needed to fund the acquisition of Scandinavian Mobility. The 1998 cash provided by financing activities was primarily a result of an increase in net proceeds from long-term borrowings which were used to fund the acquisition of Suburban Ostomy Supply Company.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On August 30, 1999, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of October 1, 1999, to be paid on October 15, 1999. At the current rate, the cash dividend will amount to $.05 per Common Share on an annualized basis.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using the last two digits rather than four to define the applicable year. Thus, many programs are unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem."

The company has developed a plan to modify its existing information technology in order to recognize the year 2000 and has begun converting its critical data processing systems. The plan is designed to ensure that there is no adverse effect on the company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The company is nearing completion with these efforts and believes its planning and implementation efforts will be adequate to address its year 2000 concerns. The following table summarizes the company's progress on the resolution phases of this project.


                                                 Resolution Phases

                  Assessment             Remediation              Testing                 Implementation
----------------------------------------------------------------------------------------------------------
Information       100% completed         100% completed           99% completed           99% completed
Technology                                                        Expected                Expected
                                                                  completion date         completion date
                                                                  October 1999            October 1999
----------------------------------------------------------------------------------------------------------
Operating         100% completed         100% completed           100% completed          100% completed
Equipment

Products          100% completed         100% completed           100% completed          100% completed
-----------------------------------------------------------------------------------------------------------

3rd Party         100% completed         N/A                      N/A                     N/A
-----------------------------------------------------------------------------------------------------------


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

The company is 100% complete in developing contingency plans for each location, in the event that it does not complete all phases of the Year 2000 program or to handle unforeseen circumstances.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on September 30, 1999 debt levels, a 1% change in interest rates would impact interest expense by approximately $2,229,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the company's financial condition or results of operations.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this form 10-Q, which are not historical in nature, constitute forward-looking statements based on current expectations which are covered under the "safe harbor" provisions within the Private Securities Litigation Reform Act of 1995. Actual results and events, including the acquisition of Scandinavian Mobility and the acceleration of certain strategic initiatives for which a non-recurring and unusual charge has been reported, may differ significantly from those anticipated as a result of risks and uncertainties which include, but are not limited to, pricing pressures, the consolidations of health care customers and competitors, the availability of strategic acquisition candidates, successfully completing its project to resolve year 2000 issues, government reimbursement issues including those that affect the viability of customers, Invacare's ability to effectively integrate acquired companies, the timely completion of facility consolidations and the overall economic, market and industry conditions, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission.

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

                                                INVACARE CORPORATION


                                          By:  /S/ Thomas R. Miklich
                                          ----------------------------
                                             Thomas R. Miklich
                                             Chief Financial Officer

Date:  November 15, 1999