Form 10-K
period 1999-12-31
INVACARE CORP
filed 2000-03-30
CIK 742112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                   -------------------------------------------

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

                         Commission file number 0-12938


                              INVACARE CORPORATION
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                   95-2680965
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

              One Invacare Way, P. O. Box 4028, Elyria, Ohio 44036
              -----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:       (440) 329-6000
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                        Name of Exchange on which Registered
-------------------                        ------------------------------------
Common Shares, without par value           New York Stock Exchange
Rights to Purchase Commons Shares          New York Stock Exchange
of Invacare, without par value

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes X No

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 25, 2000, 28,567,037 Common Shares and 1,432,599 Class B Common Shares were outstanding. At that date, the aggregate market value of the
25,999,533 Common Shares of the Registrant held by non-affiliates was $620,738,850 and the aggregate market value of the 89,757 Class B Common Shares of the Registrant held by non-affiliates was $2,142,948. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by New York Stock Exchange on February 25, 2000, which was $23.88. For purposes of this information, the 2,567,504 Common Shares and 1,342,842 Class B Common Shares which were held by Executive Officers and Directors were deemed to be the Common Shares and Class B Common Shares held by affiliates.


                       Documents Incorporated By Reference



Part of Form 10-K                       Document Incorporated By Reference

Part III (Items 10, 11,                 Portions of the Registrant's
12 and 13)                              definitive Proxy Statement to
                                        be used in connection with
                                        its 2000 Annual Meeting of
                                        Shareholders.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 1999.

                                     PART I

Item 1.  Business.

(a) General Development of Business.

Invacare Corporation is the world's leading manufacturer and distributor of non-acute health care products based upon its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment including the home health care, retail and extended care markets. Invacare continuously revises and expands its product lines to meet changing market demands and currently offers over two dozen product lines. The company's products are sold principally to over 10,000 home health care and medical equipment provider locations in the U.S., Australia, Canada, Europe and New Zealand, with the remainder of its sales being primarily to government agencies and distributors. Invacare's products are sold through its world-wide distribution network by its sales force, telemarketing employees and various organizations of independent manufacturer's representatives. The company also distributes medical equipment and related supplies manufactured by others.

Invacare is committed to design, manufacture and distribute the best value in mobility products and medical equipment for people with disabilities and those requiring care in the non-acute environment. Invacare will achieve this vision by:

                  * designing and developing innovative and technologically
                    superior products;
                  * ensuring continued focus on our primary market - the
                    non-acute health care market;
                  * marketing our broad range of products under the "Total One
                    Stop Shoppingsm" strategy;
                  * providing the industry's most professional and
                    cost-effective sales, customer service and distribution organization;
                  * supplying superior and innovative provider support and
                    aggressive product line extensions;
                  * building a strong referral base among health care
                    professionals;
                  * building brand preference with consumers;
                  * handling the retail channel through a dedicated sales and marketing structure;
                  * continuous advancement/recruitment of top management
                    candidates;
                  * empowering all employees;
                  * providing a performance-based reward environment; and
                  * continually striving for total quality throughout the
                    organization.

When the company was acquired in December 1979 by a group of investors, including certain members of management and the Board of Directors, it had $19.5 million in net sales and a limited product line of standard wheelchairs and patient aids. In 1999, Invacare reached $878 million in net sales, representing a 21.0% compound average sales growth rate since 1979, and currently is the leading company in the industry which manufactures, distributes and markets products in each of the following major non-acute medical equipment categories: power and manual wheelchairs, patient aids, home care beds, home respiratory products, low air loss therapy products, seating and positioning products and bathing equipment.

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

     Growth in population over age 65. The nation's overall life expectancy increases with every passing year reaching its current all time high of
     76.9 years. The over 65 age group represents the vast majority of home health care patients and continues to grow. A significant percentage of people using home and community-based health care services are 65 years of age and older and it is estimated that this segment of the population will double during the next ten years. Also, it has been widely reported that in the year 2000, one American will turn 50 every nine seconds.

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

     Healthcare cost containment trends. In 1996, spending on health care in the U.S. surpassed $1 trillion dollars, which is approximately 14.0% of Gross Domestic Product (GDP). In 2007, the nation's health care spending is projected to increase to $2.1 trillion, averaging annual increases of 7%. Over this same period, spending on health care is expected to increase from approximately 14% to 17% as a share of GDP in the years 1996 through 2007. The rising cost of health care has caused many payors of health care expenses to look for ways to contain costs. Home health care has gained wide-spread acceptance among health care providers and public policy makers as a cost effective, clinically appropriate and patient preferred alternative to facility-based care for a variety of acute and long-term illnesses and disabilities. Thus, the company believes that home health care and home medical equipment will play a significant role in reducing health care costs.

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

Europe
The company believes that, while many of the market factors influencing demand in the U.S. are also present in Europe - aging of the population, technological trends and society's acceptance of people with disabilities - each of the major national markets within Europe has distinctive characteristics. The European health care industry is heavily socialized and is more influenced by government regulation and fiscal policy. Variations in product specifications, regulatory approvals, distribution requirements and reimbursement policies require the company to tailor its approach to each market. Management believes that as the European markets become more homogeneous and the company continues to refine its distribution channels, the company can more effectively penetrate these markets.

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

     REHAB PRODUCTS

     Power wheelchairs. Invacare manufactures a complete line of power wheelchairs for individuals who require independent powered mobility. The range includes products that can be significantly customized to meet an individual's specific needs, as well as products that are inherently versatile to meet a broad range of individual requirements. Power wheelchair lines are marketed under the Invacare(R) brand name and include a full range of powered mobility products. The Arrow(TM) front wheel drive chair was introduced in 1999, is more maneuverable in tight spaces and provides better seating and positioning capabilities.

     Custom manual wheelchairs. Invacare manufactures and markets a range of custom manual wheelchairs for everyday, sports and recreational uses. These lightweight chairs are marketed under the Action and Action Top End(R) product names. The chairs provide mobility for people with moderate to severe disabilities in their everyday activities as well as for various sports such as basketball, racing, skiing and tennis.

     Scooters. Invacare distributes three- and four-wheeled motorized scooters, including rear wheel drive models for both outdoor and indoor use and markets them under the Invacare brand name. In 1999, a complete line of scooters was introduced under the Lynx(TM) and Panther(TM) product names.

     Seating and positioning products. Invacare manufactures seat cushions, back positioners and a variety of attachments used for comfort, support, pressure relief and posture control and markets them under the Invacare(R) brand name. Additional seating products marketed under the Invacare brand, include the Tarsys(TM) range of powered tilt and recline seating systems for use on power wheelchairs. The Tarsys 2G(TM) was introduced in 1999 and brings weight shift technology to both tilt and recline seating systems. This technology allows the seat to be positioned further back on the chair base and translates into a shorter, more maneuverable chair.

     STANDARD PRODUCTS

     Manual wheelchairs. Invacare's manual wheelchairs are sold for use in the home, institutional setting or public places (e.g.: airports, malls, etc.) by people who are chronically or temporarily disabled but do not require or qualify under medical reimbursement programs for customization in terms of size, basic performance characteristics, or frame modification. Examples of Invacare's standard wheelchair lines, which are marketed under the Invacare(R) brand name, include the 9000 and TracerTM product lines. Both standard and prescription manual wheelchairs are designed to accommodate the diverse capabilities of the individual.

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

     RESPIRATORY PRODUCTS

     Home respiratory products. Invacare manufactures and/or distributes home respiratory products including oxygen concentrators, nebulizer compressors and respiratory disposables, sleep therapy products, portable compressed oxygen systems and liquid oxygen systems. Invacare's home respiratory products are marketed predominantly under the Invacare(R) brand name.

     OTHER PRODUCTS

     Accessory Products. Invacare also manufactures, markets and distributes many accessory products, including spare parts, wheelchair cushions, arm rests, wheels and respiratory parts. In some cases, Invacare's accessory items are built to be interchangeable so that they can be used to replace parts on products manufactured by others.

Australasia
The company's Australasia operations consist of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and Invacare New Zealand, a distribution business.

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

The company manufactures and/or assembles both manual and power wheelchair products at nine of its European facilities - Invacare (UK) Ltd. and SMI UK Ltd. in the U.K., Poirier Groupe Invacare S.A. in France, Invacare Deutschland GmbH in Germany, Fabrioto Lda in Portugal, Kuschall Design AG in Switzerland, SM Niltek A/S and SM Radius A/S in Denmark, and SM Reastolen AB in Sweden. Motorized scooters are manufactured in Germany and in Denmark. Beds are manufactured in Denmark and in Sweden. Self care products, bath tubs, patient lifts and slings are also manufactured in the United Kingdom, France, and Holland. Oxygen products are imported from Invacare's U.S. operations.

WARRANTY
Generally, the company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A non-renewable warranty also is offered on various products for a maximum period of five years.

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

North America and Australasia
The home medical equipment (HME) market is highly competitive, and Invacare's products face significant competition from other well-established manufacturers. The company believes that its success in increasing market share is dependent on providing value to the customer based on the quality, performance and price of the company's products, the range of products offered, the technical expertise of the sales force, the effectiveness of the company's distribution system, the strength of the dealer and distributor network and the availability of prompt and reliable service for its products. The company believes that its "Total One Stop Shoppingsm" approach provides the competitive advantage necessary for continuing profitability and market share growth. Various manufacturers have, from time to time, instituted price-cutting programs in an effort to gain market share. There can be no assurance that other HME manufacturers will not attempt to implement such aggressive pricing in the future.

Europe
As a result of the differences encountered in the European marketplace, competition generally varies from one country to another. The company typically encounters one or two strong competitors in each country, some of them becoming regional leaders in specific product lines.

MARKETING AND DISTRIBUTION

North America and Australasia
Invacare's products are marketed in the United States and Australasia primarily to providers who in turn sell or rent these products directly to consumers within the non-acute care setting. Invacare's primary customer is the HME provider. The company also employs a "pull-through" marketing strategy to medical professionals, including physical and occupational therapists, who refer their patients to HME providers to obtain specific types of home medical equipment.

Invacare's domestic sales and marketing organization consists primarily of a home care sales force, which markets and sells Invacare(R) branded products to HME providers. A combination of direct sales and manufacturers' representatives market and sell Invacare products through the company's Invacare Continuing Care Group (ICCG) to the non-acute care market; and a separate manufacturer's representatives' sales force markets and sells the company's retail brand to the mass retail channels of distribution. Each member of Invacare's home care sales force functions as a Territory Business Manager (TBM) and handles all product and service needs for an account, thus saving customers valuable time. The TBM also provides training and servicing information to providers, as well as product literature, point-of-sales materials and other advertising and merchandising aids. In Canada, products are sold by a direct sales force and distributed through regional distribution centers in British Columbia, Ontario and Quebec to health care providers throughout Canada.

The company sells distributed products, primarily soft goods and disposable medical supplies, through its Suburban Ostomy subsidiary. The acquisition of Suburban in 1998 was an important addition to Invacare's "Total One Stop Shoppingsm" program, through which Invacare offers HME providers of all sizes the broadest range of products and services at the total lowest cost. Suburban's products include ostomy, incontinence, wound care and diabetic supplies, as well as other soft goods and disposable products. These products are complementary to Invacare's products and are purchased by many of the same customers that buy Invacare's equipment products. Suburban markets its products through an inside telesales and customer service department, in addition to Invacare's 100+ HME field sales force. Suburban also markets a Home Delivery program to HME providers through which Suburban drop-ships supplies in the provider's name to the customer's address. Providers have no products to stock, no minimum orders and delivery within 24-48 hours nationwide.

In 1999, the company further refined its brand strategy to focus exclusively on the Invacare(R) brand name. Action, which was a product series for all rehab products, including power chairs, custom manual chairs and seating systems was folded into the Invacare(R) brand name. As part of the company's efforts to fully leverage the Invacare(R) brand name amongst all of the company's various audiences, a product relabeling initiative was advanced. A stronger emphasis was placed on the Invacare brand by separating the placement of the Invacare medallion logo from the placement of the product name label. All product lines feature the medallion as the primary identity on each and every product, with the medallion positioned at the most prominent visual point on the product. This unified approach to product labeling will help strengthen the Invacare brand and family of products through a clear and consistent application.

In 1999, Invacare continued refining its strategic advertising campaign in home health care magazines and trade publications which complement the company's focused brand strategy. The "umbrella" HME campaign which was introduced in 1998, featuring the company's chairman and CEO, A. Malachi Mixon, III as its spokesperson, was continued. Mr. Mixon continues to be featured in all of the company's trade advertising. The company also contributed extensively to editorial coverage in trade publications on articles concerning products it manufactures. Company representatives attended numerous trade shows and conferences on a national and regional basis in which Invacare products were displayed to providers, health care professionals and consumers.

Invacare continues to enhance its sales and marketing programs to generate greater consumer awareness of Invacare and its products, as evidenced by enhancements made to its consumer marketing program in 1999 through sponsorship of a variety of wheelchair activities and support of various charitable causes which benefit the users of its products. Invacare continued for the sixth year as a National Corporate Sponsor of Easter Seals, one of the most recognizable charities in the United States that annually meets the needs of over 40 million children and adults who have various types of disabilities. The company further enhanced its sponsorship of over 75 individual wheelchair athletes and teams, including the top-ranked wheelchair racer in the world, and several of the top-ranked men's and women's wheelchair tennis players in the world. Invacare participated for the fourth year in a row as the title sponsor of the Invacare World Team Cup tennis tournament, which took place during the summer in Flushing Meadows, New York. Mr. Mixon participated in opening ceremonies with New York City Mayor Rudolph Giuliani.

The company devotes significant time and resources in training providers, rehabilitation therapists and others in the sale, use, maintenance and repair of its products. In 1999, Invacare enhanced its training and education program by launching Invacare LEEP (Learning Enrichment and Education Program) which consists of two learning alternatives: nine Invacare Expos which combine three-day training and education forums with a two-day product fair; and more than 90 Invacare Satellite Training courses which consist of single day, shorter sessions on specific topics.

The company's top ten customers accounted for approximately 17% of 1999 net sales. The loss of business of one or more of these customers or buying groups may have a significant impact on the company, although no single customer accounted for more than 5% of the company's 1999 net sales. Providers, who are part of a buying group, generally make individual purchasing decisions and are invoiced directly by the company.

Europe
The company's European operations consist primarily of manufacturing, marketing and distribution operations in Western Europe and export sales activities through local distributors elsewhere in the world. The company has a direct sales force and distribution centers in the United Kingdom, France, Germany, Belgium, Portugal, Spain, Denmark, Sweden, Switzerland, Norway and the Netherlands, and sells through distributors elsewhere in Europe. In markets where the company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to government agencies. In most markets, government health care and reimbursement policies play an important role in determining the types of equipment sold and price levels for such products. The company continues to focus on the implementation of the "Total One Stop Shoppingsm" concept in Europe.

PRODUCT LIABILITY COSTS
Invacare supports its dealers by defending product liability claims in an effort to hold down costs. The company's captive insurance company, formed in 1986, insures the first $1 million per claim, up to annual aggregate policy losses of $4 million, of the company's domestic product liability exposure. The company also has additional layers of coverage insuring up to $70 million for a total of $74 million in annual aggregate losses arising from individual losses that exceed $1 million per claim or annual policy aggregate losses of $4 million. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at an affordable rate.

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

New product development remains a key component of Invacare's strategy to grow market share and maintain competitive advantage. To this end, Invacare's efforts in 1999 continued to focus resources on innovative manufacturing concepts while also investing significant resources in cost reduction and design improvement. Important new technologies were added, as well as many line extensions and refinements to existing categories. In 1999, over 30 new products were introduced with the most significant being:

North America
      The Invacare(R) R2(TM) Jr. FWD with integrated sling seat power chair is a front-wheel drive chair designed for young adults. It is extremely maneuverable with a front-turning radius as low as 13.5-inches and a full-turning radius as low as 25-inches.

      The Invacare(R) Arrow(R) FWD power chair is a front-wheel drive chair for adults. It features a tight front-turning radius, a tight full-turning radius, has independent front-wheel suspension and a new 90 degree footboard.

      The Invacare(R) MZM Multi Zone Mattress is for patients at greatest risk for pressure ulcers. It features a firm base, polyurethane foam sides and a comfortable foam top layer, supported by continuous three-zone variable bladder inflation. Once inflated, the mattress can be used with or without the power unit if silent operation is required.

      A new line of motorized scooters, featuring five different models, is available in both 3 and 4-wheel models, and offers superior looks, performance and functionality.

      The Invacare(R) Tracer(R) SX Full Recliner manual wheelchair, provides the durability of a standard wheelchair frame with the versatility and comfort of a full-reclining back. The wide range of recline and seat widths that can be achieved with the Tracer(R) SX Recliner provides proper positioning and pressure relief as well as proper back and head support for users.

      The Invacare(R) Polaris(TM) LT Continuous Positive Airway Pressure (CPAP) Flow Generator, provides reliability and convenience at an economical cost. Lightweight and ultra quiet, its design incorporates a 20-minute therapy-delayed time feature, and includes a built-in tubing holder to provide convenient mask storage when the device is not in use.

      New innovations in seating technology include the Invacare(R) Infinity(TM) DualFlex Back, Invacare(R) Infinity(TM) UniBack and Invacare(R) Infinity(TM) Cushions. The Infinity(TM) DualFlex Back and Infinity(TM) UniBack are designed for those with simple to moderately complex seating needs, providing custom adjustability in a modular back. Infinity(TM) Cushions provide optimal pressure redistribution away from high-risk areas. The structural design of the cushions also works to provide postural stability and support.

      Invacare developed the Venture(TM) HomeFill(TM) complete home oxygen system that enables patients to refill their own oxygen cylinders with a concentrator at home instead of remaining dependent on providers for oxygen service. HomeFillTM provides a long-awaited sense of freedom and convenience for patients.

      A Heavy Duty Product Catalog has recently been published featuring a wide array of new products for bariatric patients. Products featured include power chairs, lifts and slings, beds, commodes and more.

Australasia
Invacare developed a wheelchair control that uses a finger touchpad. The controller operates much like the "mouse" on a laptop computer, to make operation even easier for those with limited use of their hands. The digital technology gives new freedom to power chair users who have difficulty manipulating the conventional joystick control.

Europe
During  1999,  European  operations  also  introduced  several new  products and
continued  to  update  existing   products  as  required  by  the  market.   Key
introductions and updates in 1999 included:

      The Invacare(R) SMI Vortex Wheelchair incorporates removable motorized wheels that provide propulsion when the user rotates the handrims forward. This power assist feature allows users to go up ramps, cover long distances and climb over small obstacles that otherwise they could not. These motorized wheels, with the motor in the hub, can be added to most manual wheelchairs.

      The Invacare(R) SMI Manual Wheelchair, designed and manufactured in Europe, features a low seat to floor height for use by stroke patients who can only use one leg for propulsion.

      The Invacare(R) SMI Comfort Wheelchair is a new European manual wheelchair that provides deluxe seating and body support features for unparalleled comfort, such as required by long-term users.

MANUFACTURING AND SUPPLIERS
The company's objective is to maintain its commitment to be the total lowest-cost manufacturer in its industry, as well as the highest-quality producer. The company believes that it is achieving this objective not only through improved product design, but also by taking a number of steps to lower manufacturing costs. In 1997, the company initiated plans to close and consolidate a number of manufacturing operations, the cost of which was included in charges taken in the third and fourth quarters. These consolidations were completed in 1999. The company also makes substantial investments in its facilities and equipment in order to increase productivity, and to improve quality and delivery. Over the past three years, the company has invested $90.3 million in capital improvements and acquisition of facilities.

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

Europe
As in other areas, manufacturing and operational issues faced in the U.S. are also present in Europe. The European operation has challenged and rationalized the mission of each manufacturing location allowing for the realization of significant synergies and identified areas for further cost reductions and improved efficiencies for 2000, including the elimination and consolidation of certain facilities.

ACQUISITIONS
During 1999, the company acquired Scandinavian Mobility International A/S (SMI), a producer and distributor of rehabilitation products, mobility aids and related products for approximately $142 million. As a result of the company's ongoing search for opportunities, coupled with the industry trend toward consolidation, other acquisition opportunities were evaluated in 1999. The company focuses on acquisitions intended to fulfill the following objectives:

         Tactical.     Grow market share or extend current product lines.

         Strategic.    Enter new market segments that complement existing
                       businesses or utilize the company's distribution strengths.

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

Congress expressed its displeasure with the way the Health Care Financing Administration (HCFA) and its agents the Durable Medical Equipment Regional Carriers (DMERC) were trying to implement some of the provisions contained in the Balanced Budget Act of 1997. For example, during the third quarter, the DMERC published a proposal to reduce fees paid for seven items by as much as 47% using its national inherent reasonableness (IR) authority. Congress questioned the data and methodology used and passed legislation requiring HCFA to use statistically relevant and reliable data and a sound costing methodology. Congress suspended HCFA's IR authority until such time as a final rule reflecting this mandate is published in the Federal Register. This provision and the requirement that HCFA must solicit input from the industry means that cuts of the magnitude proposed last year are unlikely to materialize. Congress also lifted the freeze on Medicare fees for durable medical equipment giving providers modest increases in fiscal years 2001 and 2002. While HCFA was able to get its first competitive bidding demonstration project off the ground in 1999, the agency has run into several problems delaying start-up of a second demonstration until well into 2000. HCFA had no problems with its "mission critical" computer systems. All systems proved to be Y2K compliant and the agency anticipates no problems in paying providers arising from the so-called millennium bug or Y2K conversion.

The company continues its aggressive, pro-active efforts to shape public policy which impacts home and community-based, non-acute health care. Invacare believes these efforts give the company a competitive advantage in two ways. First is the frequently expressed appreciation of our customers for our efforts on behalf of the entire industry. The other is the ability to anticipate and plan for changes in public policy, unlike most other HME manufacturers who must react to change after it occurs.

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

EMPLOYEES
As of December 31, 1999, the company had approximately 5,531 employees.

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

Item 2.  Properties.

The company owns or leases its warehouses, offices and manufacturing facilities and believes these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain of the leased facilities of the company as of December 31, 1999, is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company and in the table below:

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

Beltsville, Maryland                         33,329          August 2001        one (2 yr.)        Manufacturing, offices, and
                                                                                                   Distribution

Chesterfield, Missouri                        8,466        December 2000        one (1 yr.)        Offices

Cleveland, Tennessee                         21,820            June 2000        two (1 yr.)        Manufacturing

Delta, British Columbia                       6,900         January 2000           none            Warehouse and offices

Edison, New Jersey                           42,362           March 2000           none            Distribution

Edison, New Jersey                           48,400         October 2001        one (3 yr.)        Warehouse and sales office

Elyria, Ohio
   - Taylor Street                          240,744                  Own             -             Manufacturing and offices

   - Cleveland Street                       226,998       September 2004        one (5 yr.)        Manufacturing and offices

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

Grand Prairie, Texas                         87,508        December 2001        one (3 yr.)        Warehouse and offices

Grand Prairie, Texas                         54,000        November 2000           none            Distribution
                                                                 (sublet)

Holliston, Massachusetts                     59,500          August 2006           none            Warehouse and offices

Kirkland, Quebec                             13,241        November 2002        one (5 yr.)        Manufacturing, warehouse
                                                                                                   and offices


                                                        Ownership
                                                        or Expiration              Renewal
North American Operations            Square Feet        Date of Lease              Options         Use
--------------------------           -----------        -------------              -------         ---

Mississauga, Ontario                         81,004         January 2005           none            Manufacturing, warehouse
                                                                                                   and offices

Mississauga, Ontario                         10,881            July 2004           none            Warehouse

North Olmsted, Ohio                           2,280         October 2003        one (5 yr.)        Warehouse and offices

North Ridgeville, Ohio                      139,200                  Own             -             Manufacturing, warehouses
                                                                                                   and offices

Obetz, Ohio                                 274,698           April 2004        one (5 yr.)        Warehouse

Pharr, Texas                                  2,500        December 2000        one (1 yr.)        Warehouse

Pinellas Park, Florida                       12,000            July 2000        two (1 yr.)        Manufacturing and offices

Rancho Cucamonga, California                 22,928       September 2000           none            Warehouse

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

Santa Fe Springs, California                150,754             May 2004        one (5yr.)         Warehouse

Sarasota, Florida                            15,450        February 2002       five (5 yr.)        Manufacturing, warehouse
                                                                                                   and offices

South Bend, Indiana                          30,000            July 2003           none            Warehouse

Spicewood, Texas                              6,500       September 2002        one (3yr.)         Manufacturing and offices

Traverse City, Michigan                      15,000           April 2000        two (3 yr.)        Manufacturing and offices

Wright City, Missouri                        11,880            July 2000        one (1yr.)         Warehouse

Australasia Operations
--------------------------

Adelaide, Australia                          11,500            June 2000        two (2 yr.)        Manufacturing, warehouse
                                                                                                   and offices

Auckland, New Zealand                        33,154           March 2000           none            Manufacturing, warehouse
                                                                                                   and offices

Auckland, New Zealand                         5,000            June 2001           none            Warehouse




                                                        Ownership
                                                        or Expiration               Renewal
Australasia Operations                Square Feet       Date of Lease               Options        Use
--------------------------           -----------        -------------              -------         ---

Christchurch, New Zealand                     57,682         December 2005      three (3 yr.)       Manufacturing and offices

Sydney, Australia                              2,550           August 2000       one (2 yr.)        Warehouse and offices

European Operations
--------------------------

Aalborg, Denmark                              9,000             June 2000           none            Manufacturing, warehouse
                                                                                                    and offices

Askersund, Sweden                            10,000                   Own             -             Warehouse

Bad Oeynhausen, Germany                      76,600             June 2000        one (2 yr.)        Manufacturing, warehouse
                                                                                                    and offices

Basel, Switzerland                           36,000                   Own             -             Manufacturing and offices

Bergen, Norway                                1,000              May 2004        one (5yr.)         Warehouse and offices

Birmingham, England                          19,378                   Own             -             Manufacturing and offices

Bridgend, Wales                             131,522                   Own             -             Manufacturing and offices

Brondby, Denmark                              3,500            April 2001             -             Head Office

Brondby, Denmark                             38,700           August 2000             -             Manufacturing, warehouse
                                                                                                    and offices

Buskerudsveien, Norway                          500          Month notice             -             Offices

Buskerudsveien, Norway                        2,800          Month notice             -             Warehouse

Corby, United Kingdom                        19,460            April 2001             -             Manufacturing and offices

Corby, United Kingdom                        10,930            April 2000             -             Warehouse and offices

Ede, The Netherlands                         13,500              May 2009        one (5 yr.)        Warehouse and offices

Girona, Spain                                13,600         November 2004        one (1 yr.)        Warehouse and offices

Goteborg, Sweden                              6,470        September 2002             -             Warehouse and offices

Hannover, Germany                            15,050           August 2005        one (5 yr.)        Warehouse and offices

Hong, Denmark                               149,375                   Own             -             Manufacturing, warehouse
                                                                                                    and offices

LaRochelle, France                          101,718             July 2002             -             Manufacturing and warehouse



                                                        Ownership
                                                        or Expiration               Renewal
European Operations                   Square Feet       Date of Lease               Options        Use
--------------------------           -----------        -------------              -------         ---

LaRochelle, France                           21,400           August 2002             -             Warehouse

Landskrona, Sweden                            2,880            April 2001             -             Warehouse

Oisterwijk, The Netherlands                  27,000                   Own             -             Manufacturing, warehouse
                                                                                                    and offices

Oporto, Portugal                             27,800         November 2003             -             Manufacturing and offices

Oskarshamn, Sweden                            6,300         December 2000             -             Warehouse

Oslo, Norway                                 30,650        September 2001        one (5 yr.)        Manufacturing, warehouse
                                                                                                    and offices

Sandviken, Sweden                            48,000         December 2001             -             Manufacturing, warehouse
                                                                                                    and offices

Saeby, Denmark                               31,108          October 2000             -             Warehouse and offices

Spanga, Sweden                                8,300          October 2001        one (3 yr.)        Warehouse and offices

Spanga, Sweden                               16,250                   Own             -             Warehouse and offices

Tours, France                                86,000         November 2007           none            Manufacturing

Tours, France                               104,500                   Own             -             Manufacturing, warehouse
                                                                                                    and offices

Trondheim, Norway                             3,000         December 2001        one (5 yr.)        Services and offices

Vaxjovagen, Sweden                           92,400                   Own             -             Manufacturing and offices

Veenendaal, The Netherlands                   6,790         November 2000        one (2 yr.)        Warehouse and offices

Item 3.  Legal Proceedings.

Invacare is a defendant in a number of product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All of these actions have been referred to the company's insurance carriers and are being vigorously contested. The primary carrier for the first layer of insurance coverage per claim or annual policy aggregate losses of $ 1 million to $3 million or $1 million to $4 million, depending on the policy year, is a subsidiary of the company which was established in September 1986, to provide the first layer of product liability insurance for the company. The company currently has additional layers of coverage insuring up to $70 million for a total of $74 million in annual aggregate losses arising from individual losses that exceed the first layer of the company's domestic product liability exposure. Management does not believe that the outcome of any of these actions will have a material adverse effect upon its business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.*

The following table sets forth the names of the executive officers and certain other key employees of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name                                           Age               Position
---------------------                          ---               -----------------------------------------------------------------

A. Malachi Mixon, III                          59                Chairman of the Board of Directors and
                                                                 Chief Executive Officer

Gerald B. Blouch                               53                President, Chief Operating Officer and Director

Thomas R. Miklich                              52                Chief Financial Officer, General Counsel and Corporate Secretary

Joseph B. Richey, II                           63                President - Invacare Technologies & Invacare Senior Vice
                                                                 President - Total Quality Management and Director

Louis F.J. Slangen                             52                Senior Vice President - Sales & Marketing

Larry E. Steward                               47                Corporate Vice President - Human Resources

M. Louis Tabickman                             55                President - Invacare Europe

Neal J. Curran                                 42                Vice President - Rehab Group

David A. Johnson                               38                Vice President - Invacare Continuing Care Group and Home
                                                                 Medical Equipment Group

Warren D. Lowery                               42                Vice President - Respiratory Group

David Pessel                                   52                Vice President and Chief  Information Officer

Michael A. Perry                               45                Vice President - Distributed Products

Ken Sparrow                                    52                Managing Director - Australasia


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

Thomas R. Miklich has been Chief Financial Officer and General Counsel since May 1993 and in September 1993 was named Corporate Secretary. Previously, Mr. Miklich was Treasurer from May 1993 until October 1999, Executive Vice President and Chief Financial Officer of Van Dorn Company from 1991 to 1993 and Chief Financial Officer of The Sherwin-Williams Company from 1986 to 1991.

Joseph B. Richey, II has been a Director since 1980 and in September 1992 was named President-Invacare Technologies and Senior Vice President - Total Quality Management. Previously, Mr. Richey was Senior Vice President of Product Development from July 1984 to September 1992 and Senior Vice President and General Manager of North American Operations from September 1989 to September 1992.

Louis F. J. Slangen was named Senior Vice President - Sales & Marketing in December 1994 and from September 1989 to December 1994 was Vice President - Sales and Marketing. Mr. Slangen was previously President - Rehab Division from March 1994 to December 1994 and Vice President and General Manager - Rehab Division from September 1992 to March 1994.

Larry E. Steward was named Corporate Vice President of Human Resources in April 1997. From April 1996 to April 1997, Mr. Steward was Director of Human Resources for the Rehab Group. Mr. Steward has more than 18 years of experience in labor and employee relations, gained during tenures at LTV Steel Company and Mellon Bank, where he held various human resource positions of increasing responsibility.

OPERATING OFFICERS

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

Neal J. Curran was named Vice President of the Rehab Group in July of 1999. Mr. Curran has been with the company since 1983 and has previously held positions as Vice President - Respiratory Group in July of 1998 until July 1999, Vice President - Seating and Custom Mobility Products in October 1997 and General Manager of the Custom Manual Business Unit since December 1994. From September 1992 to December 1994, Mr. Curran served as the Power Business Unit leader and Vice President of Rehab engineering from January 1991 to September 1992.

David A. Johnson was named Vice President Invacare Continuing Care Group and Home Medical Equipment Group in November 1998. Previously, Mr. Johnson had been Director Business/Systems Integration for Herman Miller, Inc. from 1997 to November 1998. Mr. Johnson was also General Manager of The Chattanooga Group, Inc. from 1994 to 1997. From 1990 to 1994, Mr. Johnson held various operations positions for the Stryker Corporation-Medical Group.

Warren D. Lowery was named Vice President - Respiratory Group in August 1999. Mr. Lowery has been with the company since 1988 and has previously held positions as Director of Operations for Invacare's Respiratory facility from January 1996 until August 1999, and Director of Operations for Invacare's Florida manufacturing plant from January 1995 until January 1996. From March 1988 until January 1995, Mr. Lowery held various manufacturing and finance positions of increasing responsibility at Invacare's Florida manufacturing plant.

David Pessel was named Vice President and Chief Information Officer in April 1998. Mr. Pessel has more than 20 years of experience in information technology gained during tenures at The University of Rochester; British Petroleum in London, England, where he served as director of information technology at BP Research; and, most recently, at Roadway/Caliber/FDX, in Akron, Ohio.

Michael A. Perry was named Vice President of Distributed Products in July of 1998. Previously, Mr. Perry was General Manager of Account Services, Vice
President of National Accounts, Vice President of Retail Sales and Vice President of Clinical Application Consumer Marketing since 1995. In 1994, Mr. Perry served as Area Vice President of Sales.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Invacare's Common Shares, without par value, began trading on the New York Stock Exchange (NYSE) under the symbol IVC on June 25, 1999. Prior to listing the Common Shares on the NYSE, the Common Shares were included for trading and quotation on the NASDAQ National Market System under the symbol IVCR. Ownership of the company's Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The approximate number of record holders of the company's Common Shares and Class B Common Shares at February 25, 2000 was 6,502 and 35, respectively. The closing sale price for the Common Shares on February 25, 2000 as reported by NYSE, was $23.88. The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares in each of the two most recent fiscal years are as follows:

                           1999                      1998
                           ----                      ----
Quarter Ended:        High        Low          High        Low

December 31         $22.69     $17.75        $25.19     $20.50
September 30         26.69      18.25         26.88      20.13
June 30              26.75      22.56         28.63      24.25
March 31             25.25      21.69         26.00      19.88

During 1999, the Board of Directors of Invacare Corporation declared dividends of $.05 per Common Share and $.045 per Class B Common Share. For information regarding limitations on the payment of dividends in the company's loan and note agreements, see Long Term Obligations in the Notes to the Consolidated Financial Statements. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.

Item 6.  Selected Financial Data

                                                                       For the Year Ended December 31,
                                              1999*            1998         1997**          1996             1995          1994
                                              -----            ----         ------          ----             ----          ----
                                                           (In thousands except per share and ratio data)
Earnings
Net Sales                                  $878,261        $797,529       $653,414      $619,498         $504,032      $411,123
Income from Operations                       82,108          86,654          8,457        65,393           54,144        43,736
Net Earnings                                 41,494          45,792          1,563        38,918           32,165        26,377
Net Earnings per Share - Basic                 1.38            1.53            .05          1.33             1.10***        .91***
Net Earnings per Share -
    Assuming            Dilution               1.36            1.50            .05          1.28             1.07***        .89***
Dividends per Common Share                   .05000          .05000         .05000        .05000           .03750***     .01875***
Dividends per Class B Common     Share
                                             .04545          .04545         .04545        .04545           .03409***     .01705***

                                                                              As of December 31,
                                               1999            1998           1997          1996             1995          1994
                                               ----            ----           ----          ----             ----          ----
Balance Sheet
Current Assets                             $418,620        $336,742       $275,211      $258,720         $204,685      $180,435
Total Assets                                955,285         738,756        529,923       509,628          408,750       338,109
Current Liabilities                         177,471         133,964        109,553        97,768           84,936        67,667
Working Capital                             241,149         202,778        165,658       160,952          119,749       112,768
Long-Term Obligations                       458,942         323,904        183,955       173,263          122,456       105,528
Shareholders' Equity                        318,872         280,888        236,415       238,597          201,319       164,007

Other Data
Research and Development
   Expenditures                            $ 15,534        $ 12,980       $ 12,706      $ 11,060           $9,002        $7,651
Capital Expenditures, net of
   Disposals                                 21,954          28,527         37,962        22,465           11,027        12,217
Depreciation and Amortization                25,978          23,754         18,348        17,896           14,159        12,686

Key Ratios
Return on Sales                                4.7%            5.7%            .2%          6.3%             6.4%          6.4%
Return on Average Assets                       4.9%            7.2%            .3%          8.5%             8.6%          8.4%
Return on
Beginning                                     14.8%           19.4%            .7%         19.3%            19.6%         19.5%
       Shareholders' Equity
Current Ratio                                 2.4:1           2.5:1          2.5:1         2.6:1            2.4:1         2.7:1
Debt-to-Equity Ratio                          1.4:1           1.2:1           .8:1          .7:1             .6:1          .6:1

* Reflects non-recurring and unusual charge of $14,800 ($9,028 or $.29 per share assuming dilution after tax) taken in 1999.
** Reflects non-recurring and unusual charge of $61,039 ($38,839 or $1.28 per share assuming dilution after tax) taken in 1997.
*** As adjusted for the 2-for-1 splits effected in the form of a 100% share dividend in October 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

1999 Versus 1998

Non-recurring and Unusual Charges. The review of results that follows excludes the impact of the non-recurring and unusual charges ("the charge") taken in 1999. The reasons for the charges and the impact on the company's current and future performance, as well as the utilization thereof, are explained under the heading "Non-recurring and Unusual Charges" later in this section and in the Notes to the Financial Statements.

Net Sales. Consolidated net sales for 1999 increased 10% for the year despite a 1% negative impact from foreign currency translation. Acquisitions contributed 7% of the increase. Net sales increased in each of the three business segments with Europe and Australasia reporting significant improvement. The increase was principally due to an overall increase in unit volume, with the exception of Rehab products, partially offset by the effects of a continuing competitive pricing environment throughout most product lines. European and Respiratory operations posted the largest dollar increases primarily as a result of increased unit volumes. The company believes that its sales grew faster than the overall industry, resulting in market share gains. This was due in part to its cost-effective "Total One Stop Shoppingsm" distribution system that is supported by the company's broad range of products and services.

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, seating), Standard (manual wheelchairs, personal care, retail), Beds and Continuing Care (beds, low air loss therapy, furniture, patient transport equipment), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy and associated respiratory) and Distributed (ostomy, incontinence, wound care, other medical supplies) products net of acquisitions and divestitures grew 4% over the prior year. The gain was due primarily to Respiratory products up 13% as concentrators, sleep therapy and aerosol products had strong sales increases. Sales of custom manual wheelchairs also increased 9% from the prior year due in part to continued new product introductions and the success of the company's "Team Action" athletes, as many of the high-tech design features in high-performance sport wheelchairs are incorporated in the everyday Action chairs. Sales for the Personal Care product line also increased 8% over the prior year. Sales for the Distributed products group increased 9% net of divestitures as Suburban Ostomy Supply Company, a national direct marketing wholesaler of medical supplies and related products to the home care industry acquired in January 1998, continued to capitalize on Invacare's strong sales force. Rehab products sales were weak in 1999 due to the tightening by The Health Care Financing Administration (HCFA) of the requirements for Medicare beneficiaries to qualify for reimbursement for a power wheelchair.

In late 1999, Invacare received 510(k) clearance from the U.S. Food and Drug Administration (F.D.A.) on the Invacare(R) Venture(TM) HomeFill(TM) Complete Home Oxygen System, which was developed in response to Medicare oxygen reimbursement cuts. The HomeFill system is a revolutionary oxygen-filling system that allows a patient to fill his or her own high pressure oxygen cylinders, thus eliminating time-consuming and costly service calls by the oxygen providers, while at the same time improving the patient's quality of life. We expect that the receipt of this approval will help augment North American sales growth in 2000.

Other products, consisting primarily of the company's Canadian and aftermarket parts businesses, had a 9% sales increase for the year. Sales for the company's Canadian operation increased 12%, including a slight negative impact from foreign currency translation. The increase was a result of volume increases as prices remained relatively constant for the year.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and Invacare New Zealand, a distribution business. Sales for the Australasia group increased $5,933,000 or 30% from the prior year, excluding a slight negative impact from foreign currency translation. The increase was due to new product introductions by Dynamic Controls as well as increased focus on the Australasian market.

European Operations

European sales increased 11%, excluding a net favorable impact of 34% from acquisition and foreign currency translation. Sales growth improved in 1999 despite continuing governmental budget trends which resulted in pressure on reimbursement levels.

The company acquired Scandinavian Mobility International A/S (SMI), a producer and distributor of rehabilitation products, mobility aids and related products, in the third quarter of 1999 for approximately $142 million in cash. Taking into account the SMI acquisition, on a pro-forma basis, European sales advanced 11%, excluding a 2% negative impact from foreign currency. The acquisition gives Invacare's European operation strategic distribution capabilities in the Nordic countries as well as an expanded product offering.

Gross Profit. Consolidated gross profit as a percentage of net sales increased to 31% from 30% last year. The increase was a result of a company-wide initiative focusing on redesigning products in order to lower manufacturing costs while improving quality and reliability and implementing other spending reductions necessary to remain competitive and improve profitability. The increase in gross profit as a percentage of net sales was offset, to some extent, by a shift in product mix and continued pricing pressure in the industry.

North American gross profit from operations as a percentage of net sales remained constant with the prior year as productivity improvements and facilities rationalization were somewhat offset by price declines and a shift in product mix as sales of Respiratory products increased while sales of higher margin Rehab products decreased.

Gross profit in Australasia increased as a percentage of sales to 28% from 25% in the prior year. The $2,001,000 increase includes the continued effects of a strong U.S. dollar which negatively impacted margins. Excluding the negative impact of foreign currency translation, gross profit increased $2,189,000 from the prior year.

Gross profit in Europe as a percent to sales increased three percentage points from the prior year. Excluding the impact from the acquisition of SMI, gross profit from operations as a percentage of net sales increased to 28% from 26% in the prior year despite the continued negative effects of a strong U.S. dollar. The increase in European profitability is primarily a result of productivity improvements and cost containment programs introduced by new European management put in place during the third quarter of 1998. The management team has simplified and improved accountability while reducing costs to be more in line with its sales levels. In addition, greater emphasis is being placed on leveraging U.S. research and development efforts to accelerate new product development in a cost-effective manner.

Inventory turns decreased slightly for 1999, principally due to the effect of businesses acquired, particularly SMI, which had inventory turns lower than the combined overall average of the company's existing business. The company expects turns will show improvement in 2000 as inventory control initiatives instituted throughout the company's existing business are implemented at the SMI locations.

Selling, General and Administrative. Consolidated selling, general and administrative expense as a percentage of net sales increased to 20% in 1999 compared to 19% in 1998. The overall dollar increase was $22,420,000 or 15%, with acquisitions increasing selling, general and administrative costs by approximately $14,002,000 or 9%. Higher distribution, selling and administrative expenses in 1999 throughout the company and sluggish domestic sales growth resulted in an increase in the overall expense as a percentage of net sales. The company believes, with its proven ability to focus on improving productivity and with the successful execution of the SMI acquisition integration plan, it can favorably impact selling, general and administrative expense as a percentage of net sales in 2000.

North American operations' selling, general and administrative costs increased as a percentage of net sales by approximately 1% from the prior year. The overall dollar increase was $10,456,000 or 9% with acquisitions accounting for $1,572,000 or 1% of the increase from the prior year. The company utilized activity-based budgeting aimed at allocating the expense dollars to the programs that most effectively supported the company's business strategy. The company also invested in additional sales and marketing programs to enhance North American sales growth.

Australasia operations' selling, general and administrative expenses decreased approximately 16% from the prior year. The decrease is primarily a result of cost control initiatives, which began in 1998 and continued throughout 1999. The overall dollar decrease between years was $1,242,000. The strong dollar also had a favorable effect on the reported line of selling, general and administrative expense for Australasia operations.

European operations' selling, general and administrative expenses increased $13,206,000 or 40% from the prior year. The increase was primarily a result of the acquisition of SMI which increased selling, general and administrative costs by $12,430,000 or 37%. European selling, general and administrative expenses were positively impacted by continued cost containment initiatives implemented throughout 1999 and the strong dollar, which reduced selling, general and administrative expenses reported in dollars by $789,000.

Interest. Interest income decreased in 1999 to $7,929,000 from $9,031,000 in the prior year, representing a 12% decrease. The decrease was due to a slightly lower yield on new notes booked throughout 1999 combined with a slight decrease in the average term of the new notes from 12.8 months in 1998 to 10.6 months in 1999. Interest expense increased to $22,093,000 from $20,616,000 representing a 7% increase resulting from additional borrowings incurred to fund the 1999 acquisition of Scandinavian Mobility, Inc. As a result of the increased borrowing, the company's debt-to-equity ratio increased to 1.4:1 from 1.2:1in the prior year.

Income Taxes. The company had an effective tax rate of 39% in both 1999 and 1998, including the effects of the unusual and non-recurring charge taken in the current year. See Income Taxes in the Notes to Consolidated Financial Statements for further discussion.

Research and Development. The company continues to increase its research and development activities to maintain its competitive advantage. While the competitive environment requires that research and development expenditures be focused on the cost reduction of products while increasing functionality and reliability, the company continues to dedicate dollars to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures increased to $15,534,000 from $12,980,000 in 1998. The expenditures, as a percentage of sales, increased to 1.8% from 1.6% in the prior year.

1998 Versus 1997

Non-recurring and Unusual Charges. The review of results that follows excludes the impact of the non-recurring and unusual charges ("the charge") taken in 1997. The reasons for the charge and the impact on the company's current and future performance, as well as the utilization thereof, is explained under the heading "Non-recurring and Unusual Charges" later in this section and in the Notes to the Financial Statements.

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

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, seating), Standard (manual wheelchairs, personal care, retail), Beds and Continuing Care (beds, low air loss therapy, furniture,patient transport equipment), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy and associated respiratory) and Distributed (ostomy, incontinence, wound care, other medical supplies) products grew 28% over the prior year. The gain was due principally to acquisitions, which contributed $101,117,000 or 20% along with dollar and unit volume growth in Rehab products. Sales increases for North American operations included Rehab up 32% and Beds and Continuing Care products up 7%, excluding acquisitions. The Respiratory product line also recorded an increase of 5% over the prior year. Offsetting these increases was a decrease in sales of Standard products of 3%, which is primarily the result of decreased sales to a major customer.

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

Other products, consisting primarily of the company's Canadian and aftermarket parts businesses, had a 2% sales increase for the year. Sales for the company's Canadian operation increased 13%, excluding an 8% negative impact from foreign currency translation. The increase was a result of volume increases as prices declined modestly for the year.

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

INFLATION

Although the company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The company attempts to minimize or offset the effects through increased sales volume, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures. In 1999 and 1998, the company was able to offset the majority of the impact of price increases from suppliers by productivity improvements and other cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Obligations in the Notes to Consolidated Financial Statements) and working capital management. The company maintains various bank lines of credit to finance its world-wide operations. In 1997, the company completed a $425,000,000 multi-currency, long-term revolving credit agreement, which expires on October 31, 2002, or such later date as mutually agreed upon by the company and the banks. Additionally, the company maintains various other demand lines of credit totaling a U.S. dollar equivalent of approximately $15,476,000 as of December 31, 1999. The lines of credit have been and will continue to be used to fund the company's domestic and foreign working capital, capital expenditures and acquisition requirements. As of December 31, 1999, the company had approximately $108,464,000 available under its various lines of credit.

In 1998, the company completed a private placement of $100,000,000 in senior notes having a blended fixed coupon rate of 6.69% with $20,000,000 maturing in the year 2005 and $80,000,000 maturing in 2008. The proceeds were used to pay-down revolving credit debt incurred to fund the acquisition of Suburban Ostomy Supply Co., Inc., which was consummated on January 28, 1998.

The company's borrowing arrangements contain covenants with respect to net worth, dividend payments, working capital, funded debt to capitalization and interest coverage, as defined in the company's bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements. Under the most restrictive covenant of the company's borrowing arrangements, the company may borrow up to an additional $151,543,000 as of December 31, 1999.

While there is general concern about the potential for rising interest rates, exposure to interest fluctuations is manageable as the majority of debt is at fixed rates through 2001. The fixed interest debt coupled with free cash flow ensures Invacare's ability to absorb the expected modest rate increases in the months ahead. However, there will be a need to refinance a portion of debt sometime during the next three years as the existing revolving credit agreement matures in 2002.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of December 31, 1999. The company expects to invest in capital projects at a rate that equals or slightly exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 2000 will approximate $28,000,000. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $72,840,000, compared to $49,950,000 last year. The increase is primarily the result of the net change in accrued expenses and trades receivables versus the net change in the prior year. The non-cash effects of the non-recurring charge also favorably impacted net cash provided by operating activities. The changes in operating assets and liabilities are not apparent from the face of the balance sheet as funds expensed for assets acquired through business acquisitions are accounted for in the investment activities section of the Consolidated Statement of Cash Flows.

Cash flows required for investing activities increased $10,384,000. The increase was primarily a result of the acquisition of Scandinavian Mobility International AS in 1999, which required more cash than the Suburban Ostomy Supply acquisition in 1998, and an increase in net installment receivables.

Cash flows provided by financing activities in 1999 were $134,162,000, slightly less than in 1998. The decrease in cash provided by financing activities was principally a result of a decrease in net borrowing activity during the year, despite the acquisition of Scandinavian Mobility International AS. In addition to acquisition activities, the effect of foreign currency translation results in amounts being shown for cash flows in the Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

It is the company's policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $.05 per Common Share and $.045 per Class B Common Share. It is not anticipated that this will change materially as the company continues to have available significant growth opportunities through internal development and acquisitions. For 1999, a dividend of $.05 per Common Share and $.045 per Class B Common Share was declared and paid.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using the last two digits rather than four to define the applicable year. Thus, many programs are unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem." The company currently is not aware of any significant problems that have arisen for its customers and suppliers.

The company completed a comprehensive project, which included the modification of existing information technology in order to recognize the year 2000 and the conversion of its critical data processing systems. The project consisted of an iterative process of assessing, remediating, testing and implementing new software as required. The company was also in contact with each of its major customers and vendors to make sure that they were also year 2000 compliant. The company spent approximately $6.3 million on the project and funded it entirely through operating cash flows. The estimate includes the cost of a combination of existing internal and external resources and excludes the costs to upgrade and replace systems in the normal course of business. The project did not have a material effect on the company's results of operations or financial position.

The company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the company does not expect any significant impact on its ongoing business as a result of the Year 2000 Problem. However, it is possible that the full impact of the Year 2000 Problem has not been fully recognized.

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

NON-RECURRING AND UNUSUAL CHARGE

In 1999, the company announced non-recurring and unusual charges of $14,800,000 ($9,028,000 or $.29 diluted per share after-tax) primarily related to the acquisition of Scandinavian Mobility International AS ("SMI"). The charges included a provision for the shut down of facilities, personnel reductions, write-off of assets that will no longer be used in the business and the write-off of costs incurred in conjunction with acquisitions that were not completed. The shut down of facilities and personnel reductions are related to the integration of SMI and are required to obtain the expected synergies from the acquisition. The company also increased its bad debt reserve impacting selling, general and administrative expenses by approximately $3,300,000. During 1999, approximately $2,503,000 for asset write-downs and $146,000 in employee severance costs were utilized. The company anticipates all initiatives for which charges have been reported will be substantially completed in 2000. See Non-Recurring and Unusual charges in the Notes to Consolidated Financial Statements for further discussion.

In 1997, the company announced non-recurring and unusual charges of $61,039,000 ($38,839,000 or $1.28 diluted per share after tax) for the acceleration of certain strategic initiatives and other items. The components of the charges included the acceleration of global manufacturing facility consolidations and the elimination of certain non-strategic product lines, the acceleration of certain global systems' initiatives, an increase in the company's bad debt reserve and asset write-downs and an increase in reserves for litigation. The portion of the charge identified for certain global systems initiatives related to the write-off of assets that will not benefit future periods due to new systems replacements or the change in scope of the original project. There were no Year 2000 costs charged to the reserve as these costs are expensed as incurred. The remaining accrual balance at December 31, 1999, is $690,000 and relates primarily to litigation. The company expects substantially all of the remaining charge to be utilized over the next few months. See Non-Recurring and Unusual charges in the Notes to Consolidated Financial Statements for further discussion.


Item 7a.  Quantitative and Qualitative Disclosure about Market Risk

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 1999 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,635,000. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the company's financial condition or results of operations.

PRIVATE SECURITIES LITIGATION REFORM ACT

This Annual Report on Form 10-K contains forward-looking statements based on current expectations which are covered under the "safe harbor" provision within the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our possible or assumed future results of operations and statements in which we use words such as "expect," "will," "believe," "anticipate," "intend," "plan," "estimate," "project" or similar expressions. Actual results and events, including the results from the acquisition and integration of Scandinavian Mobility and the acceleration of certain strategic initiatives for which a non-recurring charge has been reported, may differ significantly from those anticipated as a result of risks and uncertainties which include, but are not limited to, pricing pressures, the consolidations of health care customers and competitors, the availability of strategic acquisition candidates, government reimbursement issues including those that affect the viability of customers, the effect in offering customers competitive financing terms, Invacare's ability to effectively integrate acquired companies, the difficulties in managing and operating businesses in many different foreign jurisdictions, the timely completion of facility consolidations, the overall economic, market and industry growth conditions, foreign currency and interest rate risk, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to the Report of Independent Auditors, Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule which appear on pages FS -1 to FS - 22 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by Item 10 as to the Directors of the company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A. Information required by
Item 10 as to the Executive Officers of the company is included in Part I of this Report on Form 10-K.

Item 11.  Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions "Compensation of Executive Officers" and "Compensation of Directors" in the company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

Item. 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference to the information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements

The following financial  statements of the company are included in Part II,
Item 8:

     Consolidated Statement of Earnings - years ended December 31, 1999, 1998 and 1997

     Consolidated Balance Sheet - December 31, 1999 and 1998

     Consolidated Statement of Cash Flows - years ended December 31, 1999, 1998 and 1997

     Consolidated Statement of Shareholders' Equity - years ended December 31, 1999, 1998 and 1997

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

(a)(3) Exhibits.
       See Exhibit Index at page number I-29 of this Report on Form 10-K.

(b)    Reports on Form 8-K.
       None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                              INVACARE CORPORATION

                              By:  /S/ A. Malachi Mixon, III
                                   -------------------------------------------
                                   A. Malachi Mixon, III Chairman of the Board
                                   of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.

Signature                        Title

/S/ A. Malachi Mixon, III        Chairman of the Board of Directors and
-------------------------        Chief Executive Officer (Principal Executive
A. Malachi Mixon, III            Officer)


/S/ Gerald B. Blouch             President, Chief Operating Officer and Director
-------------------------
Gerald B. Blouch

/S/ Thomas R. Miklich            Chief Financial Officer, General Counsel and
-------------------------        Corporate Secretary (Principal Financial and
Thomas R. Miklich                Accounting Officer)

/S/ Frank B. Carr                Director
-------------------------
Frank B. Carr

/S/ Michael F. Delaney           Director
-------------------------
Michael F. Delaney

/S/ Whitney Evans                Director
-------------------------
Whitney Evans

/S/ Dan T. Moore, III            Director
-------------------------
Dan T. Moore, III

/S/ E. P. Nalley                 Director
-------------------------
E. P. Nalley

/S/ Joseph B. Richey, II         Director
-------------------------
Joseph B. Richey, II

/S/ William M. Weber             Director
-------------------------
William M. Weber

/S/ Dr. Bernadine P. Healy       Director
-------------------------
Dr. Bernadine P. Healy

/S/ James C. Boland              Director
-------------------------
James C. Boland


                                                        INVACARE CORPORATION
                                  Report on Form 10-K for the fiscal year ended December 31, 1999.
                                                            Exhibit Index
Official
Exhibit No         Description                                                                                Sequential Page No.
----------         -----------                                                                                -------------------
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

10(r)         -    Master Note, between Invacare Corporation and Sanwa Bank, Limited                          (J)

10(s)         -    Employees' Stock Bonus Trust and Plan as amended and restated effective                    (G)*
                   January 1, 1988 and as amended on April 13, 1988, April 3, 1990, and May 24, 1991

10(t)         -    Profit  Sharing and Savings Trust and Plan effective as of January 1, 1988 and as amended  (G)*
                   on November 28, 1988, September 12, 1990, October 9, 1990, and May 24, 1991

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

10(aa)        -    Amendments to Stock Option Plan adopted in May 1992                                        (M)*


10(ab)        -    1992 Non-Employee Directors Stock Option Plan adopted in May 1992                          (K)

10(ac)        -    Deferred Compensation Plan for Non-Employee Directors, adopted in May 1992                 (L)

10(ad)        -    Shares Purchase and Contribution Agreement dated July 27, 1992                             (O)

10(af)        -    Invacare Corporation 1994 Performance Plan approved January 28, 1994                       (Q)*

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

10(au)        -    Note Purchase Agreement dated as of February 27, 1998 for $80,000,000 6.71% Series A       (X)
                   Senior Notes Due February 27, 2008 and $20,000,000 6.60% Series B Senior Notes Due
                   February 27, 2005

10(av)        -    Amendment No. 1 to the Invacare Corporation 1994 Performance Plan approved May 28, 1998.

21            -    Subsidiaries of the company

23            -    Consent of Independent Auditors

27            -    Financial data schedule

99(a)         -    Executive Liability and Defense Coverage Insurance Policy                                  (H)

99(b)         -    Supplemental Executive Retirement Plan                                                     (Y)

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

(Y) Reference is made to the appropriate Exhibit of the company's report on Form 10-K for the fiscal year ended December 31, 1996, which
           Exhibit is incorporated herein by reference.

                         Report of Independent Auditors



Shareholders and Board of Directors
Invacare Corporation


We have audited the accompanying consolidated balance sheet of Invacare Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP



Cleveland, Ohio
January 25, 2000

CONSOLIDATED STATEMENT OF EARNINGS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                         Years Ended December 31,
                                                                                 1999           1998             1997
                                                                             ----------------------------------------
                                                                               (In thousands, except per share data)
             Net sales                                                       $878,261        $797,529        $653,414
             Cost of products sold                                            607,074         559,016         455,036
                                                                             --------        --------        --------

                  Gross Profit                                                271,187         238,513         198,378

             Selling, general and administrative expenses                     177,579         157,595         160,060
             Non-recurring and unusual items                                   11,500*         (5,736)**       29,861***
                                                                             --------         --------       --------

                  Income from Operations                                       82,108          86,654           8,457

             Interest income                                                    7,929           9,031           9,321
             Interest expense                                                 (22,093)        (20,616)        (12,555)
                                                                             --------        --------        --------

                  Earnings before Income Taxes                                 67,944          75,069           5,223

             Income taxes                                                      26,450          29,277           3,660
                                                                             --------        --------        --------

                  Net Earnings                                               $ 41,494        $ 45,792        $  1,563
                                                                             ========        ========        ========

                  Net Earnings per Share - Basic                             $   1.38        $   1.53        $    .05
                                                                             ========        ========        ========

               Weighted Average Shares Outstanding - Basic                     30,138          29,932          29,569
                                                                             ========        ========        ========

                  Net Earnings per Share - Assuming Dilution                 $   1.36        $   1.50        $    .05
                                                                             ========        ========        ========

               Weighted Average Shares Outstanding -
                 Assuming Dilution                                             30,619          30,583          30,374
                                                                             ========        ========        ========

* The company recorded pre-tax charges aggregating $14,800 ($.29 diluted per share after-tax) in the fourth quarter of 1999, principally related to the acquisition of Scandinavian Mobility International AS ("SMI"). The charges were recorded in selling, general and administrative expenses ($3,300) and as non-recurring and unusual items ($11,500).

** Represents changes in the components of the non-recurring and unusual charges reported in 1997, to reflect 1998 activity. These changes were offset by additional charges primarily for asset write-downs affecting cost of sales and selling, general and administrative expenses by $2,596 and $3,072, respectively. The net effect of these changes had no material impact on earnings for the year.

*** Excludes amounts included in cost of products sold and selling, general and administrative expenses of $3,391 and $27,787, respectively, in 1997.

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                   December 31,           December 31,
                                                                                          1999                   1998
                                                                                   ------------           ------------
                                                                                             (In thousands)
Assets

Current Assets
   Cash and cash equivalents                                                         $ 18,258                 $9,460
   Marketable securities                                                                1,593                  2,634
   Trade receivables, net                                                             181,550                156,694
   Installment receivables, net                                                        70,378                 60,330
   Inventories                                                                        108,535                 81,740
   Deferred income taxes                                                               26,561                 17,331
   Other current assets                                                                11,745                  8,553
                                                                                     --------               --------
      Total Current Assets                                                            418,620                336,742

Other Assets                                                                           71,316                 62,388
Property and Equipment, net                                                           137,132                112,944
Goodwill, net                                                                         328,217                226,682
                                                                                     --------               --------

      Total Assets                                                                   $955,285               $738,756
                                                                                     ========               ========


Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                                                  $ 58,367               $ 47,628
   Accrued expenses                                                                    97,156                 65,505
   Accrued income taxes                                                                15,547                 12,339
   Current maturities of long-term obligations                                          6,401                  8,492
                                                                                     --------               --------
      Total Current Liabilities                                                       177,471                133,964

Long-Term Debt                                                                        440,795                311,260

Other Long-Term Obligations                                                            18,147                 12,644

Shareholders' Equity
   Preferred Shares (Authorized 300 shares; none outstanding)                               0                      0
   Common Shares (Authorized 100,000 shares; 29,125 and
    29,066 issued in 1999 and 1998, respectively)                                       7,282                  7,267
   Class B Common Shares (Authorized 12,000 shares;
      1,433 and 1,434, issued and outstanding in
      1999 and 1998, respectively)                                                        358                    358
   Additional paid-in-capital                                                          79,470                 79,863
   Retained earnings                                                                  251,955                211,954
   Accumulated other comprehensive earnings (loss)                                     (8,976)                (7,712)
   Treasury shares (579 and 607 shares in
      1999 and 1998, respectively)                                                    (11,217)               (10,842)
                                                                                     --------               --------
      Total Shareholders' Equity                                                      318,872                280,888
                                                                                     --------               --------

     Total Liabilities and Shareholders' Equity                                      $955,285               $738,756
                                                                                     ========               ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                               Years Ended December 31,
                                                                                        1999              1998             1997
                                                                                    ---------         ---------        ---------
                                                                                                   (In thousands)
    Operating Activities
    Net earnings                                                                     $ 41,494         $ 45,792           $1,563
    Adjustments to reconcile net earnings to net cash provided by operating activities:
              Non-recurring unusual charge, (non cash)                                  9,360            5,049           40,226
              Depreciation and amortization                                            25,978           23,754           18,348
              Provision for losses on trade and installment receivables                 6,783            2,802            1,411
              Provision for deferred income taxes                                       4,608            6,425          (18,867)
              Provision for other deferred liabilities                                    559            1,131            2,546
    Changes in operating assets and liabilities:
              Trade receivables                                                       (22,402)         (34,315)         (13,265)
              Inventories                                                              (7,465)          (2,176)          (1,817)
              Other current assets                                                       (729)          (2,518)          (1,911)
              Accounts payable                                                          3,345            2,857            1,001
              Accrued expenses                                                         11,309            1,149            8,700
                                                                                     ---------        ---------        ---------
                  Net Cash Provided by Operating Activities                            72,840           49,950           37,935

    Investing Activities
        Purchases of property and equipment                                           (22,607)         (29,331)         (38,485)
        Capitalized consulting costs related to systems implementation                (10,201)         (10,978)          (1,011)
        Proceeds from sale of property and equipment                                      653              804              523
        Installment contracts written                                                 (86,833)         (72,641)         (74,104)
        Payments received on installment contracts                                     72,642           64,036           67,265
        Marketable securities purchased                                                  (623)            (571)          (4,018)
        Marketable securities sold                                                      1,481            1,512            4,140
        Business acquisitions, net of cash acquired                                  (141,536)        (129,318)          (3,997)
        (Increase)/decrease in other investments                                       (3,609)          (3,212)           4,316
        Increase in other long-term assets                                             (9,700)         (13,123)          (5,394)
        Other                                                                           2,178            5,051           (2,272)
                                                                                     ---------        ---------        ---------
                  Net Cash Required for Investing Activities                         (198,155)        (187,771)         (53,037)

    Financing Activities
        Proceeds from revolving lines of credit and
          long-term  borrowings                                                       344,908          371,512           79,169
        Principal payments on revolving lines of credit,
          long-term debt and capital lease obligations                               (208,033)        (231,427)         (64,993)
        Proceeds from exercise of stock options                                         1,441            4,754            3,766
        Payment of dividends                                                           (1,493)          (1,487)          (1,475)
        Purchase of treasury stock                                                     (2,661)          (2,517)               0
                                                                                     ---------        ---------        ---------
                  Net Cash Provided by Financing Activities                           134,162          140,835           16,467


        Effect of exchange rate changes on cash                                           (49)             750             (100)
                                                                                     ---------        ---------        ---------

        Increase in cash and cash equivalents                                           8,798            3,764            1,265

        Cash and cash equivalents at beginning of year                                  9,460            5,696            4,431
                                                                                     ---------        ---------        ---------

        Cash and cash equivalents at end of year                                     $ 18,258         $  9,460         $  5,696
                                                                                     =========        =========        =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

INVACARE CORPORATION AND SUBSIDIARIES

(In thousands)                                                                     Accumulated
                                                            Additional                Other
                           Common          Class B           Paid-in-   Retained  Comprehensive   Treasury
                           Stock   Shares   Stock   Shares   Capital    Earnings  Earnings(Loss)    Stock    Shares     Total
                          -------  ------  -------  ------  ----------  --------  --------------  ---------  ------     -----
January 1, 1997 Balance   $ 7,103  28,408     $360   1,442     $71,143  $167,561         $ (833)   $ (6,737)  (418)  $238,597
Conversion of  shares
 from Class B to Common         1       4      (1)     (4)                                                                  -
Exercise of stock options      78     312                        3,811                                                  3,889

Net earnings                                                               1,563                                        1,563
Foreign currency
 translation adjustments                                                                 (6,074)                      (6,074)
Marketable securities
 holding gain/(loss),
 net of tax                                                                                  401                          401
                                                                                                                          ---
Total comprehensive
 loss - net of tax                                                                                                    (4,110)

Dividends - $.05 per
 share                                                                    (1,475)                                     (1,475)
Repurchase of treasury
 shares                                                                                               (486)     (20)    (486)
-----------------------------------------------------------------------------------------------------------------------------
December 31, 1997 Balance   7,182  28,724     359   1,438      74,954    167,649         (6,506)    (7,223)    (438)  236,415
Conversion of  shares
 from Class B to Common         1       4     (1)     (4)                                                                   -
Excercise of stock options     84     338                       4,909                                                   4,993

Net earnings                                                              45,792                                       45,792
Foreign currency
 translation adjustments                                                                   (561)                        (561)
Marketable securities
 holding gain/(loss),
 net of tax                                                                                (645)                        (645)
                                                                                                                        -----
Total comprehensive
 income - net of tax                                                                                                   44,586

Dividends - $.05 per
 share                                                                    (1,487)                                     (1,487)
Repurchase of treasury
 shares                                                                                             (3,619)    (169)  (3,619)
-----------------------------------------------------------------------------------------------------------------------------
December 31, 1998 Balance   7,267  29,066     358   1,434     79,863     211,954         (7,712)   (10,842)    (607)  280,888
Conversion of  shares
 from Class B to Common                 1             (1)                                                                   -
Excercise of stock options     15      58                      (393)                                 2,286      148     1,908

Net earnings                                                              41,494                                       41,494
Foreign currency
 translation adjustments                                                                 (1,561)                      (1,561)
Marketable securities
 holding gain/(loss),
 net of tax                                                                                  297                          297
                                                                                                                          ---
Total comprehensive
income - net of tax                                                                                                    40,230

Dividends - $.05 per
 share                                                                    (1,493)                                     (1,493)
Repurchase of treasury
 shares                                                                                             (2,661)    (120)  (2,661)
-----------------------------------------------------------------------------------------------------------------------------
December 31, 1999 Balance  $7,282  29,125    $358   1,433    $79,470    $251,955        $(8,976)  $(11,217)    (579) $318,872

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

Principles of Consolidation: The consolidated financial statements include the accounts of the company and are prepared in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Certain foreign subsidiaries are consolidated using a November 30 fiscal year end. All significant intercompany transactions are eliminated.

Recently Issued Accounting Pronouncements: In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and for Hedging Activities. This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for certain types of hedges. The company must adopt the statement no later than the first quarter of 2001. Management is currently studying the potential effects of the adoption of this statement but does not anticipate a significant impact on the company's financial position or results of operations.

Marketable Securities: Current marketable securities consist of short-term investments in repurchase agreements, government and corporate securities, certificates of deposit and equity securities. Marketable securities with original maturities of less than three months are treated as cash equivalents. The company has classified its marketable securities as available for sale. The securities are carried at their fair value and net unrealized holding gains and losses, net of tax, are carried as a component of accumulated other comprehensive earnings (loss).

Inventories: Inventories are stated at the lower of cost or market with cost principally determined for domestic manufacturing inventories by the last-in, first-out (LIFO) method and for non-domestic inventories and domestic finished products purchased for resale ($81,841,000 and $50,106,000 at December 1999 and 1998, respectively) by the first-in, first-out (FIFO) method. Market costs are based on the lower of replacement cost or estimated net realizable value.

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

Research and Development: Research and development costs are expensed as incurred. The company's annual expenditures for product development and engineering were approximately $15,534,000, $12,980,000, and $12,706,000 for
1999, 1998, and 1997, respectively.

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

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

Net Earnings Per Share: Basic earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding during the year. Diluted earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding plus the effects of dilutive stock options outstanding during the year.

Foreign Currency Translation: Substantially all the assets and liabilities of the company's foreign subsidiaries are translated into U.S. dollars at year end exchange rates. Revenues and expenses are translated at weighted average exchange rates. Gains and losses resulting from translation are included in accumulated other comprehensive earnings (loss).

Goodwill: The excess of the aggregate purchase price over the fair value of net assets acquired is amortized by use of the straight line method for periods ranging from 20 to 40 years. The accumulated amortization was $27,298,000 and $20,039,000 at December 31, 1999 and 1998, respectively. The carrying value of goodwill is reviewed at each balance sheet date to determine whether goodwill has been impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the company's carrying value of the goodwill would be reduced by the estimated shortfall of discounted cash flows. Based on the company's review as of December 31, 1999, no impairment of goodwill was evident.

Advertising: Advertising costs are expensed as incurred and included in "selling, general and administrative expenses." Advertising expenses amounted to $17,391,000, $13,386,000 and $10,419,000 for 1999, 1998 and 1997, respectively.

RECEIVABLES

Trade receivables are net of allowances for doubtful accounts of $14,339,000 and $5,566,000 in 1999 and 1998, respectively.

Installment receivables as of December 31, 1999 and 1998 consist of the following:

                                                                       1999                                       1998
                                                                       ----                                       ----
                                                                       Long-                                      Long-
    (In thousands)                                       Current       Term*         Total        Current         Term*        Total
                                                         -------       -----         -----        -------         -----        -----
    Installment receivables                              $78,701     $26,817      $105,518        $67,876       $23,661      $91,537
    Less:
         Unearned interest                               (3,380)     (1,653)       (5,033)        (3,663)       (1,592)      (5,255)
         Allowance for doubtful accounts                 (4,943)     (2,152)       (7,095)        (3,883)       (1,536)      (5,419)
                                                         -------     -------       -------        -------       -------      -------
                                                         $70,378     $23,012       $93,390        $60,330       $20,533      $80,863
                                                         =======     =======       =======        =======       =======      =======

* Long - term installment receivables are included in "Other Assets" on the consolidated balance sheet.

INVENTORIES

Inventories as of December 31, 1999 and 1998 consist of the following:

                            1999                1998
                         -------             -------
                                (In thousands)
    Raw materials        $33,564             $21,019
    Work in process       16,825              14,928
    Finished goods        58,146              45,793
                        --------             -------
                        $108,535             $81,740
                        ========             =======

The value of inventory on the LIFO method is approximately equal to its current cost as of December 31, 1999. As of December 31, 1998, the current cost exceeds the LIFO value of inventories by approximately $209,000.

INVACARE CORPORATION AND SUBSIDIARIES

PROPERTY AND EQUIPMENT

Property  and  equipment  as of  December  31,  1999  and  1998  consist  of the following:
                                                      1999             1998
                                                ----------       ----------
                                                        (In thousands)
    Land, buildings and improvements              $ 58,974         $ 44,797
    Machinery and equipment                        163,717          140,577
    Furniture and fixtures                          14,776           11,950
    Leasehold improvements                           9,985            7,628
                                                ----------       ----------
                                                   247,452          204,952
    Less allowance for depreciation                110,320           92,008
                                                ----------       ----------
                                                 $ 137,132        $ 112,944
                                                ==========       ==========

CURRENT LIABILITIES

Accrued expenses as of December 31, 1999 and 1998 consist of the following:
                                                      1999            1998
                                                ----------      ----------
                                                        (In thousands)
    Accrued salaries and wages                   $  24,991       $  20,560
    Acquisition reserves                            15,267           6,283
    Accrued insurance                                8,259           7,591
    Accrued warranty cost                            7,758           6,619
    Accrued rebates                                  5,001           3,663
    Accrued interest                                 4,660           3,739
    Accrued product liability, current portion       1,142           1,434
    Other accrued items                             30,078          15,616
                                                ----------      ----------
                                                 $  97,156       $  65,505
                                                ==========      ==========

ACQUISITIONS

Effective July 31, 1999, IVC Holdings Denmark A/S ("Holdings"), a wholly owned subsidiary of Invacare Corporation, acquired substantially all of the outstanding shares of common stock of Scandinavian Mobility International A/S ("SMI"), a Danish corporation for approximately $142 million in cash. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the common stock acquired is being amortized over 40 years. SMI is a producer and distributor of rehabilitation products, mobility aids and related products in Europe.

In connection with the acquisition, restructuring reserves of $13.2 million were included in the preliminary purchase price allocation for Invacare's business restructuring plan to consolidate and integrate the operations of SMI and Invacare. The reserves consist of accruals for severance and other employee related costs ($8.5 million) and costs associated with the closure of facilities ($4.7 million). Payments charged against the SMI restructuring reserve totaled approximately $1 million for severance and other employee related costs as of December 31, 1999.

The following unaudited pro forma consolidated results of operations give effect to the SMI acquisition as though it had occurred on January 1, 1998 and include certain adjustments, such as additional amortization expense as a result of goodwill and increased interest expense related to debt incurred for the acquisition.
                                           Twelve Months Ended
                                               December 31,
                                        1999                    1998
                                    --------                --------
    Net sales                       $958,754                $906,493
    Net income                        42,017                  45,833
    Income per share - basic            1.39                    1.53
    Income per share - diluted          1.37                    1.50

INVACARE CORPORATION AND SUBSIDIARIES

ACQUISITIONS--Continued

Pro forma net sales and net income are not necessarily indicative of the net sales and net income that would have occurred had the acquisition been made at the beginning of the period or the results that may occur in the future.

In January 1998, the company acquired for approximately $132 million in cash all outstanding shares of Suburban Ostomy Supply Company, Incorporated a leading national direct marketing wholesaler of medical supplies and related products to the home care industry. Suburban complements Invacare's industry-leading "Total One Stop Shoppingsm" strategy and significantly strengthens our industry-leading position by adding a complete line of medical supplies and soft goods.

In May 1997, the company purchased all of the outstanding shares of Silcraft Corporation. Silcraft manufactures and distributes bath tubs, barrier-free showers and patient lifts for use primarily in extended-care facilities. In October 1997, the company purchased all of the outstanding shares of Allied Medical Supply Corporation, a distributor of medical soft goods and disposables.

The operating results of all acquisitions are included in the company's consolidated results of operations from the respective dates of acquisition. The above transactions have been accounted for by the purchase method of accounting. The results of operations of the acquired businesses (except for Scandinavian Mobility International and Suburban) prior to the date of acquisition were not material to the company.

LEASES AND COMMITMENTS

The company leases a substantial portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms of up to 10 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 1999, the company is committed under non-cancelable operating leases which have initial or remaining terms in excess of one year and expire on various dates through 2006. Lease expenses were approximately $9,178,000 in 1999, $7,975,000 in 1998 and $6,978,000 in 1997.
Future minimum operating lease commitments as of December 31, 1999, are as follows:

                          Year                    Amount
                          ----                    ------
                                 (In thousands)
                          2000                    $ 7,397
                          2001                      5,330
                          2002                      3,577
                          2003                      3,232
                          2004                      1,926
                          Thereafter                1,373
                                                  -------
Total Future Minimum Lease Payments               $22,835
                                                  =======

The amount of buildings and equipment capitalized in connection with capital leases was $3,713,000 and $4,403,000 at December 31, 1999 and 1998,
respectively. At December 31, 1999 and 1998, accumulated amortization was $2,172,000 and $2,257,000, respectively.

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

INVACARE CORPORATION AND SUBSIDIARIES

RETIREMENT AND BENEFIT PLANS--Continued

 The company sponsors a 401(k) Benefit Equalization Plan covering certain employees, which provides for retirement payments so that the total retirement payments equal amounts that would have been payable from the company's principal retirement plans if it were not for limitations imposed by income tax regulations.

Contribution expense for the above plans in 1999, 1998 and 1997 was $5,328,000, $4,308,000 and $3,925,000, respectively.

In 1995, the company introduced a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) effective May 1, 1995 for certain key executives to recapture benefits lost due to governmental limitations on qualified plan contributions. The projected benefit obligation related to this unfunded plan was $23,294,000 at December 31, 1999. Pension expense for the plan in 1999, 1998 and 1997 was $1,168,000, $1,085,000 and $923,000, respectively.

The company utilizes a Voluntary Employee Benefit Association (VEBA) to provide for the payment of self-funded employee health benefits for current employees. Contribution expense for each of 1999, 1998 and 1997 was $1,400,000.

SHAREHOLDERS' EQUITY TRANSACTIONS

At December 31, 1999, the company had 100,000,000 authorized Common Shares, without par value, and 12,000,000 authorized Class B Common Shares, without par value. In general, the Common Shares and the Class B Common Shares have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share, carry a 10% lower cash dividend rate and, in general, can only be transferred to family members. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis.

At December 31, 1999, the company had 300,000 shares of Serial Preferred Shares authorized, none of which were issued or outstanding. Serial Preferred Shares are entitled to one vote per share.

During 1994, the Board of Directors adopted and the Shareholders approved the 1994 Performance Plan (the "1994 Plan"). The 1994 Plan provides for the issuance of up to 3,500,000 Common Shares in connection with stock options and other awards granted under the 1994 Plan. The 1994 Plan, as amended, allows the Compensation Committee of the Board of Directors (the "Committee") to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock). The Committee has the authority to determine the employees and directors that will receive awards, the amount of the awards and the other terms and conditions of the awards. Payments of the stock appreciation rights may be made in cash, Common Shares or a combination thereof. There were no stock appreciation rights outstanding at December 31, 1999, 1998 or 1997. During 1999, the Committee, under the 1994 Plan, granted 1,397,080 non-qualified stock options for a term of ten years at 100% of the fair market value of the underlying shares on the date of grant.

The company also has a Stock Option Plan for non-employee Directors. The plan was approved May 27, 1992 and provides for the granting of up to a maximum of 100,000 options to eligible new Directors. Directors will receive grants with exercise prices at 100% of the fair market value of the company's stock on the date of grant. At December 31, 1999, there were 12,550 options outstanding under this plan. During 1999, no options were granted under this plan.

The Plans have provisions for the net share settlement of options. Under these provisions, the company acquired 78,433 treasury shares for $1,860,663 in 1999, 144,489 treasury shares for $3,120,476 in 1998 and 19,951 treasury shares for $486,000 in 1997.

INVACARE CORPORATION AND SUBSIDIARIES

SHAREHOLDERS' EQUITY TRANSACTIONS--Continued

As of December 31, 1999, an aggregate of 9,287,694 Common Shares were reserved for conversion of Class B Common Shares, future rights (as defined below) and the exercise and future grant of options.

                                                                       Weighted                   Weighted                  Weighted
                                                                        Average                    Average                   Average
                                                                       Exercise                   Exercise                  Exercise
                                                             1999         Price          1998        Price          1997      Price
                                                             ----       -------          ----     --------          ----    --------
    Options outstanding at January 1,                   3,057,020        $16.90     2,967,762       $15.05     2,758,587      $12.12
    Granted                                             1,397,080         20.75       517,707        23.68       582,250       25.13
    Exercised                                           (285,575)          7.39     (337,933)         9.29     (311,575)        6.22
    Canceled                                            (109,392)         23.70      (90,516)        23.67      (61,500)       23.01
                                                        ---------        ------      --------       ------     ---------      ------
    Options outstanding at December 31,                 4,059,133        $18.70     3,057,020       $16.90     2,967,762      $15.05
                                                        =========        ======     =========       ======     =========      ======

    Options price range at December 31,                    $ 2.19                      $ 2.19                     $ 2.13
                                                               to                          to                         to
                                                          $ 27.50                     $ 27.50                    $ 26.75

    Options exercisable at December 31,                 2,018,674                   1,906,538                  1,872,552
    Options available for grant at December 31,           356,460                   1,644,148                    572,839

The company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                (In thousands except per share data)                               1999               1998                1997
                --------------------------------------------------------------------------------------------------------------
                Net earnings - as reported                                      $41,494            $45,792             $ 1,563
                Net earnings/(loss) - pro forma                                 $38,639            $43,302             $ (234)
                Earnings per share as reported - basic                           $ 1.38             $ 1.53               $ .05
                Earnings per share as reported - assuming dilution               $ 1.36             $ 1.50               $ .05

                Pro forma earnings/(loss) per share - basic                      $ 1.28             $ 1.45             $ (.01)
                Pro forma earnings/(loss) per share - assuming dilution          $ 1.26             $ 1.42             $ (.01)

The assumption regarding the stock options issued in 1999, 1998 and 1997 was that 25% of such options vested in the year following issuance. The stock options awarded during the year provided a four year vesting period whereby options vest equally in each year. SFAS 123's pro forma disclosure was prospective from 1995, as retroactive application was prohibited. Therefore, since compensation expense associated with an award is recognized over the four year vesting period, pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in the income statement. Furthermore, current and prior years pro forma disclosures may be adjusted for forfeitures of awards that will not vest because service or employment requirements have not been met.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 1.74%; expected volatility of 29.2%; risk-free interest rate of 6.61%; and an expected life of
6.5 years. The weighted-average present value of options granted during the year, per the Black-Scholes model based on the expected exercise year of 2006, is $6.83.

INVACARE CORPORATION AND SUBSIDIARIES

SHAREHOLDERS' EQUITY TRANSACTIONS--Continued

The plans provide that shares granted come from the company's authorized but unissued common stock or treasury shares. Pursuant to the plan, the Committee has established that the 1999 grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. The weighted-average remaining contractual life of options outstanding at December 31, 1999 is 7.2 years.

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

NET EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net earnings per common share.

                                                                                1999                   1998              1997
                                                                                ----                   ----              ----
                                                                                     (In thousands except per share data)
             Basic
                Average common shares outstanding                             30,138                 29,932            29,569

                Net earnings                                                 $41,494                $45,792           $ 1,563

                Net earnings per common share                                $  1.38                $  1.53           $   .05

             Diluted
                Average common shares outstanding                             30,138                 29,932            29,569
                Stock options                                                    481                    651               805
                                                                            --------               --------          --------
                Average common shares assuming dilution                       30,619                 30,583            30,374

                Net earnings                                                $ 41,494               $ 45,792           $ 1,563

                Net earnings per common share                               $   1.36               $   1.50           $   .05

INVACARE CORPORATION AND SUBSIDIARIES

OTHER COMPREHENSIVE EARNINGS (LOSS)

The components of other comprehensive earnings (loss) are as follows:


(In thousands)                                                                    Unrealized
                                                                                 Gain (Loss)
                                                                   Currency    on Available-
                                                                Translation         for-Sale
                                                                Adjustments       Securities       Total
                                                                -----------    -------------       -----
Balance at January 1, 1997                                         $(1,501)           $  668      $(833)
Foreign currency translation adjustments                            (6,074)                      (6,074)
Unrealized gain (loss) on available for sale securities                                1,341       1,341
Deferred tax (expense) benefit relating to unrealized gain
(loss) on available for sale securities                                                (940)       (940)
                                                                ----------------------------------------
Balance at December 31, 1997                                        (7,575)            1,069     (6,506)

Foreign currency translation adjustments                              (561)                        (561)
Unrealized gain (loss) on available for sale securities                              (1,057)     (1,057)
Deferred tax (expense) benefit relating to unrealized gain
(loss) on available for sale securities                                                  412         412
                                                                ----------------------------------------
Balance at December 31, 1998                                        (8,136)              424     (7,712)

Foreign currency translation adjustments                            (1,561)                      (1,561)
Unrealized gain (loss) on available for sale securities                                  487         487
Deferred tax (expense) benefit relating to unrealized gain
(loss) on available for sale securities                                                (190)       (190)
                                                                ----------------------------------------
Balance at December 31, 1999                                       $(9,697)            $ 721    $(8,976)
                                                                ========================================

LONG-TERM OBLIGATIONS

Long-term obligations as of December 31, 1999 and 1998 consist of the following:

                                                                                           1999             1998
                                                                                     ----------       ----------
                                                                                          (In thousands)
$25,000,000 senior notes at 7.45%, mature in February 2003                              $14,285          $17,856
$80,000,000 senior notes at 6.71%, mature in February 2008                               80,000           80,000
$20,000,000 senior notes at 6.60%, mature in February 2005                               20,000           20,000
Revolving credit agreement ($425,000,000 multi-currency) at .185% to
     .375% above local interbank offered rates, expires October 31, 2002                326,873          191,662
Notes payable to banks and other third parties                                                -            2,556
Notes and mortgages payable, secured by buildings and equipment                           2,374            2,734
Capitalized lease obligations                                                             1,584            2,177
Product liability                                                                         5,683            5,512
Deferred federal income taxes                                                             1,172                -
Other                                                                                    13,372            9,899
                                                                                     ----------       ----------
                                                                                        465,343          332,396
          Less current maturities of long-term obligations                                6,401            8,492
                                                                                     ----------       ----------
                                                                                       $458,942         $323,904
                                                                                     ==========       ==========

In 1993, the company completed a private placement of $25,000,000 in senior notes at 7.45% which contain covenants similar to the revolving credit agreement described below. At December 31, 1999, $120,041,835 of retained earnings is available for dividends. The notes are due in 2003 and require principal payments of $3,571,429 per year.

INVACARE CORPORATION AND SUBSIDIARIES

LONG-TERM OBLIGATIONS--Continued

In November 1999, the company fixed the interest rate on $25,000,000 of its U.S. dollar borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 6.29% for a two year term.

In November 1999, the company fixed the interest rate on $26,000,000 of its EURO borrowings through two interest rate swap agreements. Each agreement is for $13,000,000 Euros. The effect of the swaps is to exchange a short-term floating interest rate for a fixed rate of 4.67% for a three year term on both agreements.

In November 1999, the company fixed the interest rate on $10,000,000 of its EURO borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 4.49% for a three year term.

In September 1999, the company fixed the interest rate on $30,000,000 of its EURO borrowings through two interest rate swap agreements. Each agreement is for $15,000,000 Euros. The effect of the swaps is to exchange a short-term floating interest rate for a fixed rate of 4.17% on one agreement and 4.14% on the other agreement. Both interest rate swap agreements have been arranged for a three year term. As of December 31, 1999 the weighted average floating interest rate on Euro debt was 2.20%.

In September 1999, the company fixed the interest rate on $150,000,000 of its DKK borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 4.87% for a three year term. As of December 31, 1999, the weighted average floating interest rate on Danish Kroner debt was 3.47%.

In May 1999, the company fixed the interest rate on $20,000,000 of its U.S. dollar borrowings through two interest rate swap agreements. Each agreement is for $10,000,000 U.S. dollars. The effect of the swaps is to exchange a short-term floating interest rate for a fixed rate of 5.63% for a four year term on both agreements.

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

In September 1997, the company fixed the interest rate on 7,500,000 of its New Zealand dollar borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 7.30% for a five year term. As of December 31, 1999 and 1998, the weighted average floating interest rate on the New Zealand dollar debt was 5.08% and 8.90%, respectively.

In July 1997, the company fixed the interest rate on 50,000,000 of its French franc borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 4.14% for a three year term. As of December 31, 1999 and 1998, the weighted average floating interest rate on the French franc debt was 3.27% and 3.88%, respectively.

In May 1997, the company fixed the interest rate on $15,000,000 of its U.S. dollar borrowings through two interest rate swap agreements. Each agreement is for $7,500,000 U.S. dollars. The effect of the swaps is to exchange a short-term floating interest rate for a fixed rate of 6.18% for a two year term, extendible for an additional year at the counterparty's option in one agreement and 6.285% for a three year term in the other agreement. As of December 31, 1999 and 1998, the weighted average floating interest rate on the U.S. dollar debt was 5.68% and 5.32%, respectively.

In May 1995, the company fixed the interest rate on $5,000,000 of its U.S. dollar borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 6.38% for a five year term.

INVACARE CORPORATION AND SUBSIDIARIES

LONG-TERM OBLIGATIONS--Continued

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

The capital leases at December 31, 1999 are principally for a manufacturing facility and computer systems, with payments due through 2007.

The company is self-insured for a portion of its product liability and certain other liability exposures. Product liability for domestically manufactured products is insured through the company's captive insurance company, which insures the first $1,000,000 per claim or annual policy aggregate losses of $4,000,000. The company also has additional layers of coverage insuring up to $74,000,000 in aggregate losses arising from individual losses that exceed $1,000,000 or annual policy aggregate losses that exceed $4,000,000.

The aggregate minimum combined maturities of long-term obligations are approximately $6,401,000 in 2000, $5,640,000 in 2001, $330,825,000 in 2002,
$3,872,000 in 2003, $115,000 in 2004 and $100,346,000 thereafter.  Interest paid on borrowings was  $21,646,000,  $18,995,000  and  $10,612,000 in 1999, 1998 and
1997, respectively.

INCOME TAXES

Earnings/(loss) before income taxes consist of the following:

                                                                     1999               1998               1997
                                                               ----------         ----------         ----------
                                                                                (In thousands)
                        Domestic                                 $ 52,924           $ 69,037           $ 10,734
                        Foreign                                    15,020              6,032            (5,511)
                                                               ----------         ----------         ----------
                                                                 $ 67,944           $ 75,069           $  5,223
                                                               ==========         ==========         ==========

The company has provided for income taxes as follows:


                                                                     1999               1998               1997
                                                               ----------         ----------         ----------
                                                                                (In thousands)
                        Current:
                           Federal                               $ 10,157           $ 16,428           $ 18,030
                           State                                    2,800              4,000              2,800
                           Foreign                                  8,755              4,642              1,250
                                                               ----------         ----------         ----------
                                                                   21,712             25,070             22,080

                        Deferred:
                           Federal                                  7,698              4,471           (13,320)
                           State                                        -                  -            (2,400)
                           Foreign                                (2,960)              (264)            (2,700)
                                                               ----------         ----------         ----------
                                                                    4,738              4,207           (18,420)
                                                               ----------         ----------         ----------
                        Income Taxes                             $ 26,450           $ 29,277           $  3,660
                                                               ==========         ==========         ==========

At December 31, 1999, the company had foreign tax loss carryforwards of approximately $2,730,000 of which $2,480,000 are non-expiring and $250,000 expire between 2001 and 2004.

The company made income tax payments of $13,264,000, $13,731,000 and $19,907,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

INCOME TAXES--Continued

A reconciliation to the effective income tax rate from the federal statutory rate follows:


                                                                     1999                 1998                1997
                                                                  -------              -------             -------
          Statutory federal income tax rate                         35.0%                35.0%               35.0%
          State and local income taxes, net of
            federal income tax benefit                               2.7                  3.5                 5.0
          Tax credits                                               (2.1)                (2.3)              (23.0)
          Goodwill                                                   3.8                  2.9                59.3
          Other, net                                                 (.5)                 (.1)               (6.2)
                                                                  -------              -------             -------
                                                                    38.9%                39.0%               70.1%
                                                                  =======              =======             =======

Significant components of deferred income tax assets and liabilities at December 31, 1999 and 1998 are as follows:


                                                                            1999             1998
                                                                      ----------       ----------
                                                                             (In thousands)
          Current deferred income tax assets, net:
               Bad debt                                                 $  7,056         $  4,242
               Warranty                                                    1,336            1,397
               Inventory                                                   3,313            1,862
               Other accrued expenses and reserves                         7,005            3,840
               State and local taxes                                       2,019            1,180
               Litigation reserves                                         2,367               19
               Compensation and benefits                                   2,175            3,519
               Product liability                                             274              274
               Loss carryforwards                                             72              167
               Other, net                                                    944              831
                                                                      ----------       ----------
                                                                        $ 26,561         $ 17,331
                                                                      ----------       ----------

          Long-term deferred income tax assets (liabilities), net:
               Fixed assets                                              (7,303)         $    293
               Product liability                                           1,144            1,128
               Loss carryforwards                                           (48)              818
               Compensation and benefits                                   3,725            1,976
               State and local taxes                                       2,400            2,400
               Other, net                                                (1,090)            (345)
                                                                      ----------       ----------
                                                                        $(1,172)         $  6,270
                                                                      ----------       ----------

          Net Deferred Income Taxes                                     $ 25,389         $ 23,601
                                                                        ========         ========


RELATED PARTY TRANSACTIONS

The Company became an investor in Unique Mobility, Inc. in 1996 and J.B. Richey, an executive and director of the Company serves on Unique Mobility's board of directors. The Company purchased Gearless/Brushless motors from Unique Mobility totaling approximately $2,000,000 and $155,000 in 1999 and 1998 respectively.

INVACARE CORPORATION AND SUBSIDIARIES

INTERIM FINANCIAL INFORMATION (UNAUDITED)


                                                                               QUARTER ENDED
                                                                      (In thousands, except per share data)
                        1999                            March 31,         June 30,     September 30,      December 31,
                        ----                           ----------        ---------     -------------     -------------
    Net sales                                            $196,092         $202,195          $223,335          $256,639
    Gross profit                                           56,737           62,085            70,507            81,858
    Earnings before income taxes                           13,922           19,538            23,068            11,416
    Net earnings                                            8,492           11,914            14,077             7,011
    Net earnings per share - basic                            .28              .39               .46               .23
    Net earnings per share - assuming dilution                .28              .39               .46               .23

                        1998                            March 31,         June 30,    September 30,       December 31,
                        ----                           ----------       ----------   --------------      -------------
    Net sales                                            $181,066         $202,779          $203,351          $210,333
    Gross profit                                           51,453           60,688            62,365            64,007
    Earnings before income taxes                           12,365           18,066            21,302            23,336
    Net earnings                                            7,542           11,021            12,994            14,235
    Net earnings per share - basic                            .25              .37               .43               .48
    Net earnings per share - assuming dilution                .25              .36               .43               .47

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

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers are not considered in evaluating segment performance. Intersegment revenue for reportable segments are $57,027,000, $47,881,000 and $39,250,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

The information by segment is as follows (In thousands):


Year ended December 31, 1999
                                                North                  Australia/             All
                                               America      Europe        Asia               Other*    Consolidated
                                               --------------------------------------------------------------------
      Revenues from external customers          $661,855     $189,157     $ 25,590         $ 1,659         $878,261
      Depreciation and amortization               18,115        6,230        1,633               -           25,978
      Net interest expense                        14,792        1,605          459         (2,692)           14,164
      Earnings (loss) before income taxes        109,134        (541)        8,590        (49,239)           67,944
      Assets                                     529,397      302,465       29,679          93,744          955,285
      Expenditures for assets                     16,881        3,586        2,140               -           22,607

INVACARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS--Continued


Year ended December 31, 1998
                                                North                  Australia/             All
                                               America      Europe        Asia               Other*     Consolidated
                                               ---------------------------------------------------------------------
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

Year ended December 31, 1997
                                                North                  Australia/             All
                                               America      Europe        Asia               Other*     Consolidated
                                               ---------------------------------------------------------------------
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

         In accordance with SFAS No. 131, net sales by product, are as follows:


      North America                                          1999             1998            1997
      -------------                                       -------------------------------------------
      Rehab                                                 $175,247         $175,812        $145,012
      Standard Wheelchairs                                    96,598          102,326         101,170
      Distributed                                            100,980           93,372               -
      Personal Care/Patient Transport/Beds                   138,076          129,084         134,281
      Respiratory                                             79,693           70,626          67,321
      Institutional products                                  32,100           31,419          16,576
      Parts                                                   18,601           17,881          18,044
      Other                                                   20,560           26,852          23,793
                                                          ----------       ----------      ----------
                                                            $661,855         $647,372        $506,197
                                                          ==========       ==========      ==========

      Europe                                                 1999             1998            1997
      ------                                              -------------------------------------------
      Rehab                                                 $127,140         $ 89,006        $ 85,087
      Personal Care/Patient Transport/Beds                    39,140           21,966          22,702
      Respiratory                                              6,314            4,633           3,273
      Other                                                   16,563           14,470          14,615
                                                          ----------       ----------      ----------
                                                            $189,157         $130,075        $125,677
                                                          ==========       ==========      ==========

      Australasia                                            1999             1998            1997
      -----------                                         -------------------------------------------
      Rehab                                                 $ 20,378         $ 19,949        $ 21,132
      Respiratory                                              4,779                -               -
      Beds                                                       255                -               -
      Standard Wheelchairs                                       178                -               -
                                                          ----------       ----------      ----------
                                                            $ 25,590         $ 19,949        $ 21,132
                                                          ==========       ==========      ==========

INVACARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS--Continued


                                                             1999          1998             1997
                                                          -------------------------------------------
      Other                                                 $  1,659         $    133        $    408
      -----                                               ==========       ==========      ==========

      Total Consolidated                                    $878,261         $797,529        $653,414
      ------------------                                  ==========       ==========      ==========

No single customer accounted for more than 5% of the company's sales.

CONCENTRATION OF CREDIT RISK

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. To further assist dealers in reducing their cash requirements for inventory and rental equipment, the company provides various financing options for certain types of products through Invacare Credit Corporation "ICC". In a typical financing arrangement, the company sells the equipment on a financing contract to the dealer for periods ranging from 6 to 39 months. The company also introduced a revolving credit agreement, known as Invacard, which provides an additional financing option to our dealer base. In addition, the majority of these transactions are secured with a UCC-1 filing, purchase money securities and/or personal guarantees. At this time, all ICC note obligations are serviced and managed by the company. The note obligations are not sold to third parties. Substantially all of the company's receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, are ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the company has seen significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. Credit losses are provided for in the financial statements.

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

INVACARE CORPORATION AND SUBSIDIARIES

FAIR VALUES OF FINANCIAL INSTRUMENTS--Continued

Other investments: The company has made other investments in limited partnerships and non-marketable equity securities. These investments were acquired in private placements and there are no quoted market prices or stated rates of return. It is not practicable to estimate the fair value of these investments because of the limited information available and because of the significance of the cost to obtain an outside appraisal. The investments are carried at their cost of $13,651,000 in 1999 and $10,041,000 in 1998 and are accounted for using the cost method.

The carrying amounts and fair values of the company's financial instruments at December 31, 1999 and 1998 are as follows:


                                                                               1999                              1998
                                                                               ----                              ----
                                                                     Carrying          Fair            Carrying          Fair
                                                                        Value         Value               Value         Value
                                                                     --------         -----            --------         -----
                                                                                           (In thousands)

                Cash and cash equivalents                             $18,258       $18,258             $ 9,460       $ 9,460
                Marketable securities                                   2,188         2,188               4,749         4,749
                Installment receivables                                93,390        93,390              80,863        80,863
                Long-term debt (including current                     443,532       430,936             314,808       315,107
                  maturities)
                Interest rate swaps (fair value liability)               -            1,105                -              340

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

The gains and losses that result from the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. At December 31, 1999 and 1998, the gain/(loss) resulting from forward contracts was not material to the financial statements.

The following table represents the fair value of all outstanding forward contracts at December 31, 1999 and 1998. The valuations are based on market rates. All forward contracts noted below mature before January, 2001 and January, 2000 respectively.


December 31, 1999
                                                                               Cost                                Market Value
                     U.S. dollar (In thousands)                          (Buy)/Sell           Gain/(Loss)            (Buy)/Sell
                     ----------------------------------------------------------------------------------------------------------

                     British pound                                          $ (331)                $ (67)               $ (398)
                     New Zealand dollar                                    (12,054)                 (421)              (12,475)
                     German mark                                              3,742                   208                 3,950
                     Australian dollar                                          144                     3                   147
                     Canadian dollar                                          5,049                 (109)                 4,940
                     French franc                                             2,857                   157                 3,014
                     Danish Kroner                                            (275)                    16                 (259)
December 31, 1998
                                                                               Cost                                Market Value
                     U.S. dollar (In thousands)                          (Buy)/Sell           Gain/(Loss)            (Buy)/Sell
                     ----------------------------------------------------------------------------------------------------------
                     British pound                                          (1,042)                $ (64)              $(1,106)
                     New Zealand dollar                                    (14,244)                    74              (14,170)
                     German mark                                             3,987                   (18)                 3,969
                     Australian dollar                                         310                    (2)                   308
                     Canadian dollar                                         4,919                    (4)                 4,915
                     French franc                                            2,040                   (64)                 1,976

INVACARE CORPORATION AND SUBSIDIARIES

NON-RECURRING AND UNUSUAL CHARGES

In 1999, the company announced non-recurring and unusual charges of $14,800,000 ($9,028,000 or $.29 diluted per share after-tax) primarily related to the acquisition of Scandinavian Mobility International AS ("SMI"). The charges included a provision for the shut down of facilities, personnel reductions, write-off of assets that will no longer be used in the business and the write-off of costs incurred in conjunction with acquisitions that were not completed. The shut down of facilities and personnel reductions are related to Invacare's integration of SMI and are required to obtain the expected synergies from the acquisition. The company anticipates all initiatives for which charges have been reported will be substantially completed in 2000. The company also increased its bad debt reserve impacting selling, general and administrative expenses by approximately $3,300,000.

The following table summarizes the non-recurring and unusual charges through December 31, 1999:


                                                                    Amounts         Balance
                                               Total Charges    Utilized as of    December 31,
                                                    1999         Dec. 31, 1999         1999
                                                    ----         -------------         ----
                                                                (In thousands)
Exit costs primarily for employee severance
and lease terminations                               $ 8,528           $   146         $ 8,382

Asset write downs and other non-recurring
items                                                  2,972             2,503             469

Provision for doubtful accounts                        3,300             3,300               -
                                                     -------           -------         -------
     Total                                           $14,800           $ 5,949         $ 8,851
                                                     =======           =======         =======

Included in the exit costs and the asset write downs and other non-recurring items categories above are $4,079,000 of employee severance costs. These costs consist of cash compensation and related expenses to 162 people.

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

In 1999, $2,585,000 was utilized relating to the consolidation of European facilities. The company also reviewed the charges and updated the components to reflect current year estimates. As a result, accelerated facilities consolidations were reduced by $1,404,000. This change was offset by additional reserves primarily for asset write-downs. The remaining accrual balance at December 31, 1999, in the amount of $690,000, relates primarily to litigation. The company expects substantially all of the remaining charges to be utilized over the next six months.

INVACARE CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                     COL. A            COL. B            COL. C           COL. D            COL. E
                                                     ------            ------            ------           ------            ------
                                                                                ADDITIONS
                                                                                ---------
                                                     Balance           Charged           Charged To                         Balance
                                                     At                To                Other                              At
                                                     Beginning         Cost And          Accounts        Deductions-        End Of
         Description                                 Of Period         Expenses          Describe        Describe           Period
         -----------                                 ---------         --------          ----------      -----------        -------
                                                            (In thousands)
Year Ended December 31, 1999
----------------------------
Deducted from asset accounts --
         Allowance for doubtful accounts              $10,985           $10,139           $1,550(C)        $1,240(A)       $21,434

         Inventory obsolescence reserve                 6,296             4,606            3,875(C)         4,095(B)        10,682

Accrued warranty cost                                   6,619             8,056                -            6,917(B)         7,758

Accrued product liability                               6,946             3,247                -            3,368(D)         6,825

Year Ended December 31, 1998
----------------------------
Deducted from asset accounts --
         Allowance for doubtful accounts              $15,179           $ 3,390          $   860(C)        $8,444(A)       $10,985

         Inventory obsolescence reserve                 4,787             3,269              298(C)         2,058(B)         6,296

Accrued warranty cost                                   6,385             6,183                -            5,949(B)         6,619

Accrued product liability                               6,772             2,742                -            2,568(D)         6,946

Year Ended December 31, 1997
----------------------------
Deducted from asset accounts --
         Allowance for doubtful accounts              $ 5,478           $15,942          $    75(C)        $6,316(A)       $15,179

         Inventory obsolescence reserve                 4,963             1,650                -            1,826(B)         4,787

Accrued warranty cost                                   6,052             4,931                -            4,598(B)         6,385

Accrued product liability                               6,128             3,218                -            2,574(D)         6,772

NOTE (A)--Uncollectible accounts written off, net of recoveries.

NOTE (B)--Amounts written off or payments incurred.

NOTE (C)--Amounts recorded due to acquisition of subsidiaries.

NOTE (D)--Loss and loss adjustment expense.