Form 10-Q
period 2000-03-31
INVACARE CORP
filed 2000-05-12
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                       March 31, 2000
                      ----------------------------------------------------------

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

                                 (440) 329-6000
              (Registrant's telephone number, including area code)

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

As of May 11, 2000, the company had 28,644,658 Common Shares and 1,432,031 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  March 31, 2000 and December 31, 1999.........................3

         Condensed Consolidated Statement of Earnings -

                  Three Months Ended March 31, 2000 and 1999...................4

         Condensed Consolidated Statement of Cash Flows -

                  Three Months Ended March 31, 2000 and 1999...................5

         Notes to Condensed Consolidated Financial

                  Statements - March 31, 2000..................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations................9

Item 3.  Quantitative and Qualitative Disclosure of Market Risk...............13
Part II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K.....................................14

SIGNATURES....................................................................14

Part I.  FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)

                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)
                                                                                        March 31,           December 31,
                                                                                             2000                   1999
ASSETS                                                                                           (In thousands)
------                                                                                  --------------------------------
CURRENT ASSETS
 .........Cash and cash equivalents                                                       $ 18,648                $18,258
 .........Marketable securities                                                              1,453                  1,593
 .........Trade receivables, net                                                           180,685                181,550
 .........Installment receivables, net                                                      69,963                 70,378
 .........Inventories                                                                      110,080                108,535
 .........Deferred income taxes                                                             26,090                 26,561
 .........Other current assets                                                              11,008                 11,745
                                                                                         -------------------------------
 .........         TOTAL CURRENT ASSETS                                                    417,927                418,620

OTHER ASSETS                                                                               77,807                 71,316
PROPERTY AND EQUIPMENT, NET                                                               139,468                137,132
GOODWILL, NET                                                                             319,010                328,217
                                                                                         -------------------------------
 .........         TOTAL ASSETS                                                           $954,212               $955,285
                                                                                         ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 .........Accounts payable                                                                 $62,793                $58,367
 .........Accrued expenses                                                                  84,037                 97,156
 .........Accrued income taxes                                                              17,668                 15,547
 .........Current maturities of long-term obligations                                        8,449                  6,401
                                                                                          ------------------------------
 .........         TOTAL CURRENT LIABILITIES                                               172,947                177,471

LONG-TERM DEBT                                                                            436,056                440,795

OTHER LONG-TERM OBLIGATIONS                                                                17,492                 18,147

SHAREHOLDERS' EQUITY
 .........Preferred shares                                                                       0                      0
 .........Common shares                                                                      7,282                  7,282
 .........Class B common shares                                                                358                    358
 .........Additional paid-in-capital                                                        79,055                 79,470
 .........Retained earnings                                                                261,555                251,955
 .........Accumulated other comprehensive earnings                                         (10,398)                (8,976)
 .........Treasury shares                                                                  (10,135)               (11,217)
                                                                                          ------------------------------
 .........         TOTAL SHAREHOLDERS' EQUITY                                              327,717                318,872
                                                                                          ------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                         $954,212               $955,285
                                                                                         ===============================

See notes to condensed consolidated financial statements.

                     INVACARE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Earnings - (unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                2000                  1999
                                                                             -------------- --------------
                                                                          (In thousands except per share data)
Net sales                                                                       $244,303       $196,092
Cost of products sold                                                            171,423        139,355
                                                                             --------------  -------------
    Gross profit                                                                  72,880         56,737
Selling, general and administrative expense                                       51,425         39,747
                                                                             --------------  -------------
    Income from operations                                                        21,455         16,990
Interest income                                                                    1,737          1,872
Interest expense                                                                  (6,841)        (4,940)
                                                                             --------------  -------------
    Earnings before income taxes                                                  16,351         13,922
Income taxes                                                                       6,377          5,430
                                                                             --------------  -------------

    NET EARNINGS                                                                 $ 9,974        $ 8,492
                                                                              =============  =============
    DIVIDENDS DECLARED PER COMMON SHARE                                            .0125          .0125
                                                                              =============  =============
Net earnings per share - basic                                                    $ 0.33         $ 0.28
                                                                              =============  =============
Weighted average shares outstanding - basic                                       29,998         29,957
                                                                              =============  =============
Net earnings per share - assuming dilution                                        $ 0.33         $ 0.28
                                                                              =============  =============
Weighted average shares outstanding - assuming dilution                           30,503         30,513
                                                                              =============  =============


See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                       Three Months Ended
                                                                                                             March 31,
                                                                                                               2000
                                                                                                          (In thousands)
                                                                                                     -----------------------
OPERATING ACTIVITIES
         Net earnings                                                                                $ 9,974         $ 8,492
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                            7,849           5,998
              Provision for losses on receivables                                                      2,256            (225)
              Provision for deferred income taxes                                                      1,067          (1,302)
              Provision for other deferred liabilities                                                (1,172)            517
         Changes in operating assets and liabilities:
              Trade receivables                                                                       (2,666)         (6,479)
              Inventories                                                                             (3,384)         (1,374)
              Other current assets                                                                       561             661
              Accounts payable                                                                         7,478             877
              Accrued expenses                                                                        (8,179)          4,351
                                                                                                     -----------------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           13,784          11,516

INVESTING ACTIVITIES
         Purchases of property and equipment                                                          (8,332)         (4,619)
         Capitalized consulting costs                                                                   (677)         (3,532)
         Proceeds from sale of property and equipment                                                     61              45
         Installment sales contracts written                                                         (17,691)        (17,173)
         Payments received on installment sales contracts                                             19,053          17,738
         Marketable securities purchased                                                                 (95)           (416)
         Marketable securities sold                                                                      116             260
         Increase in other investments                                                                   (25)           (152)
            Increase in other long term assets                                                        (7,269)         (2,454)
         Other                                                                                          (600)           (320)
                                                                                                     -----------------------
              NET CASH REQUIRED BY INVESTING ACTIVITIES                                              (15,459)        (10,623)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                             24,194          24,614
         Principal payments on revolving lines of credit, long-term debt
           and capital lease obligations                                                             (21,364)        (25,905)
         Proceeds from exercise of stock options                                                         452           1,353
         Payment of Dividends
                                                                                                        (372)           (375)
                                                                                                     -----------------------
            NET CASH (REQUIRED)/PROVIDED BY FINANCING ACTIVITIES
                                                                                                       2,910            (313)
Effect of exchange rate changes on cash                                                                 (845)          1,108
                                                                                                     -----------------------
Increase in cash and cash equivalents                                                                    390           1,688
Cash and cash equivalents at beginning of period                                                      18,258           9,460
                                                                                                     -----------------------
Cash and cash equivalents at end of period                                                          $ 18,648        $ 11,148
                                                                                                    ========================

See notes to condensed consolidated financial statements.

                     INVACARE CORPORATION AND SUBSIDIARIES
                        Notes to Condensed Consolidated
                              Financial Statements
                                  (Unaudited)
                                 March 31, 2000

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

Principles of Consolidation - In the opinion of the company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. The accompanying financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999 and changes in its cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

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

Business Segments - The company operates in three primary business segments based on geographical area: North America, Europe and Australasia. The three reportable segments represent operating groups which offer products to different geographic regions.

The North America segment consists of five operating groups which sell the following products: wheelchairs, scooters, seating products, self care patient aids, home care beds, low air loss therapy products, patient transport products, distributed products, extended care and furniture products, respiratory and other products. The Europe segment consists of one operating group that sells primarily wheelchairs, scooters, beds, seating, self care patient aids, patient lifts and slings and respiratory products. The Australasia segment consists of two operating groups which sell custom power wheelchairs, electronic wheelchair components and patient aids. Each business segment sells to the home health care, retail and extended care markets.

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers are not considered in evaluating segment performance. Intersegment revenue for reportable segments was $16,213,000 for the period ended March 31, 2000 and $12,874,000 for the same period a year ago.

The information by segment is as follows (in thousands):
                                                           Three Months Ended
                                                                March 31,
                                                          2000             1999
                                                     --------------------------
   Revenues from external customers
        North America                                 $175,658         $158,853
        Europe                                          60,472           31,954
        Australia/Asia                                   7,601            5,277
        All Other *                                        572                8
                                                     ---------------------------
        Consolidated                                  $244,303         $196,092

   Earnings (loss) before income taxes
        North America                                  $28,052         $ 23,843
        Europe                                             394           (1,739)
        Australia/Asia                                   2,289            1,521
        All Other *                                    (14,384)          (9,703)
                                                     ---------------------------
        Consolidated                                  $ 16,351         $ 13,922

* Consists of the domestic export unit, corporate selling, general and administrative costs, and the Invacare captive insurance unit, which do not meet the quantitative criteria for determining reportable segments.


Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):
                                                          Three Months Ended
                                                               March 31,
                                                       2000                1999
                                                     --------------------------
        Net earnings                                 $9,974              $8,492
        Foreign currency translation (loss)          (1,890)               (137)
        Unrealized gain or (loss) on available
           for sale securities                          468                (552)
                                                     ---------------------------

        Total comprehensive earnings                 $8,552              $7,803
                                                     ===========================
                                       7

Net Income Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.

                                                          Three Months Ended
                                                               March 31,
                                                         2000             1999
                                                        ------------------------
                                                        (In thousands except per
                                                               share data)
             Basic
                Average common shares outstanding        29,998           29,957

                Net earnings                             $9,974           $8,492

                Net earnings per common share            $  .33           $  .28

             Diluted
                Average common shares outstanding        29,998           29,957
                Stock options                               505              556
                                                        ------------------------
                Average common shares assuming dilution  30,503           30,513

                Net earnings                             $9,974           $8,492

                Net earnings per common share            $  .33           $  .28

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

Statement of Cash Flows - The company made payments (in thousands) of :

                                                            Three Months Ended
                                                                 March 31,
                                                          2000              1999
                                                        ------------------------
       Interest                                         $8,389            $6,412
       Income taxes                                      3,052             1,824


Inventories - Inventories consist of the following components (in thousands):

                                                       March 31,       March 31,
                                                          2000              1999
                                                        ------------------------
       Raw materials                                   $ 32,888         $ 33,564
       Work in process                                   15,501           16,825
       Finished goods                                    61,691           58,146
                                                        ------------------------
                                                      $ 110,080         $108,535
                                                       =========================

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                                       March 31,    December 31,
                                                           2000             1999
                                                        ------------------------
       Land, buildings and improvements                $ 58,233        $ 58,974
       Machinery and equipment                          169,795         163,717
       Furniture and fixtures                            15,057          14,776
       Leasehold improvements                            10,064           9,985
                                                        ------------------------
                                                        253,149         247,452
       Less allowance for depreciation                 (113,681)       (110,320)
                                                        ------------------------
                                                       $139,468        $137,132
                                                        ========================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 2000 were $244,303,000 compared to $196,092,000 for the same period a year ago, representing a 25% increase. Excluding the net impact from acquisition and currency translation, overall sales increased 10%. The increase was driven primarily by strong increases in North American and Australasian sales principally do to higher unit volume sales in both segments.

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs and seating), Standard (manual wheelchairs, personal care and retail), Beds and Continuing Care (beds, low air loss therapy and furniture and patient transport equipment), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy and associated respiratory) and Distributed (ostomy, incontinence, wound care and other medical supplies) products, increased 11% from the prior year. The gain was due principally to unit volume growth in Distributed products (up 18%) and Standard products (up 14%). Canada also experienced significant growth as sales increased 26% over the prior period.

European Operations

European sales increased to $60,472,000 from $31,954,000 in the prior year with the acquisition of Scandinavian Mobility International (SMI) increasing sales by $32,877,000. On a pro-forma basis taking into consideration SMI, European sales, excluding a negative impact of 13% from foreign currency, increased 6% from the same period a year ago.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs and Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs. Sales for the Australasia group increased over 50%, excluding the negative impact of 8% from foreign currency translation. Sales were positively impacted by new product introduction and continued expansion into Australia which began in 1999.

GROSS PROFIT

Gross profit as a percentage of net sales for the three month period ended March 31, 2000 was 29.8% compared to 28.9% for the same period last year. Margins for North American operations were 28.1%, in line with margins reported in the prior year. Gross profit for Europe and Australasia improved with Europe margins positively impacted by the acquisition of SMI, which has margins, as a percent to sales, higher than the existing European operations. The overall increase in margins as a percentage of net sales is a result of the company's manufacturing cost improvements and the company's focus on redesigning products in order to lower manufacturing costs while improving quality and reliability.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three months ended March 31, 2000 was 21.0% compared to 20.3% in the same period a year ago. The dollar increase was $11,678,000 or 29.4% with acquisitions accounting for $8,417,000 or 21.2% of the dollar increase. Excluding the impact of acquisitions and foreign currency, selling, general and administrative expense as a percent of sales remained relatively flat with the prior year.

North American selling, general and administrative costs as a percentage of net sales increased by approximately 1% from the prior year. The overall dollar increase was $5,144,000 with approximately $329,000 related to acquisition and foreign currency impact. European and Australasia operations' selling, general and administrative costs grew at a slower rate than sales for the quarter.

NON-RECURRING CHARGE

In 1999, the company announced non-recurring and unusual charges of $14,800,000 ($9,028,000 or $.29 diluted per share after-tax) primarily related to the acquisition of Scandinavian Mobility International AS ("SMI"). Of these charges, $6,514,000 have been utilized through March 31, 2000 including $308,000 and $257,000 in the first quarter of 2000 for exit costs, and asset write-downs and other non-recurring items, respectively. The company anticipates all of the remaining charge to be utilized in 2000.

INTEREST

Interest income in the three months ended March 31, 2000 declined by approximately $135,000 compared to the same period a year ago, as decreased volume in customer loan refinancing was offset by an overall increase in the portfolio's effective rate. The company has significantly tightened its refinancing policy thereby reducing the number of refinances written in the quarter. The company believes its overall long-term profitability will be positively impacted by the change in policy.

For the quarter, interest expense increased due to higher average outstanding borrowings resulting primarily from the acquisition of Scandinavian Mobility International A/S in the third quarter of 1999.

INCOME TAXES

The company had an effective tax rate of 39.0% which is the same effective tax rate in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term obligations decreased $4.7 million to $436.1 million for the three months ended March 31, 2000 . The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of March 31, 2000, the company had approximately $107.3 million available under its lines of credit. Pursuant to the most restrictive covenant of its debt arrangements the company could borrow up to an additional $174 million.

The company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined. The company is in compliance with all of the conditions.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of March 31, 2000. The company expects to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 2000 will approximate $28 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

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

CASH FLOWS

Cash flows provided by operating activities were $13.8 million for the first quarter of 2000 compared to $11.5 million in 1999. Operating cash flows increased in 2000 as a result of a change in trade receivables offset to some extent by the net change in accounts payable and accrued expenses, as the timing of certain expenses varied between quarters. Operating cash flows were also positively impacted by increased net earnings.

Cash flows required for investing activities increased by $4.8 million for the first quarter of 2000 when compared to 1999. The increase is a result of increased other long term assets which was impacted, in part, by premiums paid on various company policies including executive life insurance.

Cash flows provided by financing activities were $2.9 million compared to cash required of $.3 million in 1999. Financing activities for the first quarter of 2000 were impacted by the proceeds from revolving lines of credit and long-term borrowings which exceeded payments on long term borrowings.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On February 15, 2000, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of April 3, 2000, to be paid on April 14, 2000. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on March 31, 2000 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,640,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the company's financial condition or results of operations.

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

                                                         INVACARE CORPORATION


                                                         By:
                                                         Thomas R. Miklich
                                                         Chief Financial Officer

Date:  May 12, 2000