Form 10-Q
period 2000-06-30
INVACARE CORP
filed 2000-08-11
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                       June 30, 2000
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

As of August 10, 2000, the company had 28,707,893 Common Shares and 1,412,031 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  June 30, 2000 and December 31, 1999..........................3

         Condensed Consolidated Statement of Earnings -

                  Three and Six Months Ended June 30, 2000 and 1999............4

         Condensed Consolidated Statement of Cash Flows -

                  Six Months Ended June 30, 2000 and 1999......................5

         Notes to Condensed Consolidated Financial

                  Statements - June 30, 2000...................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations................9

Item 3.  Quantitative and Qualitative Disclosure of Market Risk...............13

Part II.  OTHER INFORMATION:

Item 4.  Result of Votes of Security Holders..................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14

SIGNATURES....................................................................14

Part I.  FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)

                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)
                                                                                         June 30,           December 31,
                                                                                             2000                   1999
                                                                                                (In thousands)
                                                                                        --------------------------------

ASSETS
------
CURRENT ASSETS
 .........Cash and cash equivalents                                                       $ 15,292                $18,258
 .........Marketable securities                                                              1,142                  1,593
 .........Trade receivables, net                                                           187,063                181,550
 .........Installment receivables, net                                                      72,345                 70,378
 .........Inventories                                                                      110,980                108,535
 .........Deferred income taxes                                                             25,761                 26,561
 .........Other current assets                                                              11,777                 11,745
                                                                                          -------               --------
 .........         TOTAL CURRENT ASSETS                                                    424,360                418,620

OTHER ASSETS                                                                               80,208                 71,316
PROPERTY AND EQUIPMENT, NET                                                               138,503                137,132
GOODWILL, NET                                                                             311,821                328,217
                                                                                          -------               --------
 .........         TOTAL ASSETS                                                           $954,892               $955,285
                                                                                         ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 .........Accounts payable                                                                 $76,379                $58,367
 .........Accrued expenses                                                                  78,527                 97,156
 .........Accrued income taxes                                                              15,395                 15,547
 .........Current maturities of long-term obligations                                        5,861                  6,401
                                                                                          -------               --------
 .........         TOTAL CURRENT LIABILITIES                                               176,162                177,471

LONG-TERM DEBT                                                                            425,023                440,795

OTHER LONG-TERM OBLIGATIONS                                                                18,301                 18,147

SHAREHOLDERS' EQUITY
 .........Preferred shares                                                                       0                      0
 .........Common shares                                                                      7,286                  7,282
 .........Class B common shares                                                                358                    358
 .........Additional paid-in-capital                                                        78,784                 79,470
 .........Retained earnings                                                                274,870                251,955
 .........Accumulated other comprehensive earnings                                         (17,221)                (8,976)
 .........Treasury shares                                                                   (8,671)               (11,217)
                                                                                          -------               --------
 .........         TOTAL SHAREHOLDERS' EQUITY                                              335,406                318,872
                                                                                          -------               --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $954,892               $955,285
                                                                                         ========               ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Earnings - (unaudited)

                                                                   Three Months Ended                  Six Months Ended
                                                                         June 30,                           June 30,
                                                                  2000              1999             2000              1999
                                                                          (In thousands, except per share data)
                                                               ---------------------------------------------------------------------
Net sales                                                     $246,253          $202,195         $490,556          $398,287
Cost of products sold                                          166,584           140,110          338,007           279,465
                                                               -------           -------          -------           -------
    Gross profit                                                79,669            62,085          152,549           118,822
Selling, general and administrative expense                     52,120            39,802          103,545            79,549
                                                               -------           -------          -------           -------
    Income from operations                                      27,549            22,283           49,004            39,273
Interest income                                                  1,841             2,091            3,578             3,963
Interest expense                                                (6,950)           (4,836)         (13,791)           (9,776)
                                                               -------           -------          -------           -------
    Earnings before income taxes                                22,440            19,538           38,791            33,460
Income taxes                                                     8,751             7,624           15,128            13,054
                                                               -------           -------          -------           -------

    NET EARNINGS                                              $ 13,689          $ 11,914         $ 23,663          $ 20,406
                                                              ========          ========         ========          ========
    DIVIDENDS DECLARED PER
       COMMON SHARE                                              .0125             .0125            .0250             .0250
                                                              ========          ========         ========          ========

Net earnings per share - basic                                  $ 0.46            $ 0.39           $ 0.79            $ 0.68
                                                              ========          ========         ========          ========
Weighted average shares outstanding - basic                     30,085            30,179           30,042            30,068
                                                              ========          ========         ========          ========
Net earnings per share - assuming dilution                      $ 0.45            $ 0.39           $ 0.77            $ 0.67
                                                              ========          ========         ========          ========
Weighted average shares outstanding -
   assuming dilution                                            30,688            30,675           30,595            30,594
                                                              ========          ========         ========          ========


See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                         Six Months Ended
                                                                                                              June 30,
                                                                                                        2000           1999
                                                                                                          (In thousands)
                                                                                                    --------        --------
OPERATING ACTIVITIES
        Net earnings                                                                                $ 23,663       $ 20,406
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                           15,416         12,113
              Provision for losses on receivables                                                      3,872          2,917
              Provision for deferred income taxes                                                      1,116         (1,150)
              Provision for other deferred liabilities                                                  (122)           969
         Changes in operating assets and liabilities:
              Trade receivables                                                                      (11,249)         4,187
              Inventories                                                                             (5,785)        (6,983)
              Other current assets                                                                      (331)         1,488
              Accounts payable                                                                        18,659            304
              Accrued expenses                                                                       (13,604)         1,690
                                                                                                    --------        --------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           31,635         35,941

INVESTING ACTIVITIES
         Purchases of property and equipment                                                        (14,204)        (17,120)
         Proceeds from sale of property and equipment                                                   108             538
         Installment sales contracts written                                                        (33,818)        (44,392)
         Payments received on installment sales contracts                                            33,042          36,372
         Marketable securities purchased                                                               (166)           (435)
         Marketable securities sold                                                                     608             660
         Increase in other investments                                                               (3,383)           (404)
         Increase in other long term assets                                                          (8,332)         (7,254)
         Business acquisitions, net of cash acquired                                                   (696)              0
         Other                                                                                         (659)            266
                                                                                                   --------        --------
                  NET CASH REQUIRED BY INVESTING ACTIVITIES                                         (27,500)        (31,769)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                            56,918          52,874
         Principal payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                        (63,601)        (58,502)
         Proceeds from exercise of stock options                                                      1,353           2,682
         Purchase of treasury stock                                                                       0            (470)
         Payment of Dividends                                                                          (747)           (747)
                                                                                                   --------        --------
                  NET CASH (REQUIRED)/PROVIDED BY FINANCING ACTIVITIES                               (6,077)         (4,163)

Effect of exchange rate changes on cash                                                              (1,024)            662
                                                                                                   --------        --------
Increase in cash and cash equivalents                                                                (2,966)            671
Cash and cash equivalents at beginning of period                                                     18,258           9,460
                                                                                                   --------        --------
Cash and cash equivalents at end of period                                                         $ 15,292        $ 10,131
                                                                                                   ========        ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                                  June 30, 2000

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

Principles of Consolidation - In the opinion of the company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. The accompanying financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 2000 and December 31, 1999, and the results of its operations for the three and six months ended June 30, 2000 and 1999 and changes in its cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers are not considered in evaluating segment performance. Intersegment revenue for reportable segments was $15,635,000 and $31,848,000 for the three and six months ended June 30, 2000 respectively.

The information by segment is as follows (in thousands):

                                                                       Three Months Ended                    Six Months Ended
                                                                             June 30,                            June 30,
                                                                      2000              1999              2000              1999
                                                                  --------          --------          --------          --------
   Revenues from external customers
        North America                                             $177,870          $159,680          $354,100          $318,533
        Europe                                                      60,137            35,260           120,609            67,214
        Australia/Asia                                               8,246             6,665            15,847            11,942
        All Other *                                                      0               590                 0               598
                                                                  --------          --------          --------          --------
        Consolidated                                              $246,253          $202,195          $490,556          $398,287

   Earnings (loss) before income taxes
        North America                                             $ 28,438          $ 25,531          $ 56,490          $ 49,374
        Europe                                                       1,993               745             2,387              (994)
        Australia/Asia                                               2,674             2,177             4,963             3,698
        All Other *                                                (10,665)           (8,915)          (25,049)          (18,618)
                                                                  --------          --------          --------          --------
        Consolidated                                              $ 22,440          $ 19,538          $ 38,791          $ 33,460

* Consists of the domestic export unit, corporate selling, general and administrative costs, and the Invacare captive insurance unit, which do not meet the quantitative criteria for determining reportable segments.

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                                     Three Months Ended                   Six Months Ended
                                                                           June 30,                           June 30,
                                                                     2000             1999              2000            1999
                                                                 --------         --------          --------        --------
   Net earnings                                                   $13,689          $11,914          $23,663          $20,406
   Foreign currency translation                                    (6,685)          (1,907)          (8,575)          (2,044)
   Unrealized gain or (loss) on available
       for sale securities                                           (138)             (26)             330             (578)
                                                                 --------         --------          -------         --------

   Total comprehensive earnings                                   $ 6,866          $ 9,981          $15,418          $17,784
                                                                  =======          =======          =======          =======

Net Income Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.

                                                                     Three Months Ended                Six Months Ended
                                                                           June 30,                        June 30,
                                                                             (In thousands except per share data)
                                                                     2000            1999            2000            1999
                                                                 --------        --------        --------        --------
Basic
   Weighted average common shares outstanding                      30,085          30,179          30,042          30,068

   Net income                                                     $13,689         $11,914         $23,663         $20,406

   Net income per common share                                     $  .46          $  .39          $  .79          $  .68

Diluted
   Weighted average common shares outstanding                      30,085          30,179          30,042          30,068
   Stock options                                                      603             496             553             526
                                                                 --------        --------        --------        --------
   Weighted average common shares assuming  dilution               30,688          30,675          30,595          30,594

   Net income                                                     $13,689         $11,914         $23,663         $20,406

   Net income per common share                                     $  .45          $  .39          $  .77          $  .67

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

Statement of Cash Flows - The company made payments (in thousands) of :

                                                          Six Months Ended
                                                              June 30,
                                                    2000                    1999
                                                --------                --------
       Interest                                  $13,915                 $10,014
       Income taxes                               13,592                   8,317

Inventories - Inventories consist of the following components (in thousands):

                                                June 30,            December 31,
                                                    2000                    1999
                                                --------                --------
       Raw materials                            $ 31,681                $ 33,564
       Work in process                            17,159                  16,825
       Finished goods                             62,140                  58,146
                                                --------                --------
                                               $ 110,980               $ 108,535
                                               =========               =========

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                                June 30,            December 31,
                                                   2000                    1999
                                               --------                --------
       Land, buildings and improvements        $ 57,364                $ 58,974
       Machinery and equipment                  170,947                 163,717
       Furniture and fixtures                    16,076                  14,776
       Leasehold improvements                    10,185                   9,985
                                               --------                --------
                                                254,572                 247,452
       Less allowance for depreciation         (116,069)               (110,320)
                                               --------                --------
                                               $138,503                $137,132
                                               ========                ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended June 30, 2000 were $246,253,000 compared to $202,195,000 the same period a year ago. Excluding the net impact from acquisitions and currency translation, overall net sales increased 10%. North American and Australasia posted solid sales increases, which positively impacted net sales for the quarter. For the first half, net sales increased to $490,556,000 compared to $398,287,000 the same period a year ago, representing a 23% increase, with currency having a negative impact of 2%. Excluding the net impact from acquisitions and currency translation, overall first half-net sales increased 9% from the same period a year ago. The increase in the first half was driven by continued strong sales increases in North America and Australasia.

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs and seating), Standard (manual wheelchairs, personal care and retail), Beds and Continuing Care (beds, low air loss therapy and furniture and patient transport equipment), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy and associated respiratory) and Distributed (ostomy, incontinence, wound care and other medical supplies) products, increased 11% for the quarter and first half of the year compared to the same periods a year ago. The increase was due principally to unit volume increases in Rehab, Standard and Distributed.

European Operations

European sales increased to $60,137,000 from $35,260,000 for the quarter primarily due to the acquisition of Scandinavian Mobility International AS
(SMI). On a pro-forma basis taking into consideration SMI, European sales, excluding a negative impact of 12% from foreign currency, increased 2% from the same period a year ago. In the first half, on a pro-forma basis, net sales increased 4% excluding a negative impact of 12% from foreign currency translation.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and Invacare New Zealand, a distribution business. Net sales for the Australasia group increased $1,581,000 or 24% for the quarter, including a negative 31% impact from foreign currency translation. In the first half, net sales increased 33% including a 5% negative impact from foreign currency translation.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and six-month periods ended June 30, 2000 was 32.4% and 31.1%, respectively, compared to 30.7% and 29.8% in the same periods last year. Margins for North America, Europe and Australasia operations each increased for the three and six-month periods as the company's focus on productivity improvements and cost controls in manufacturing operations, coupled with the realization of synergies from the SMI acquisition resulted in an increase in gross profit as a percentage of sales.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and six months ending June 30, 2000 was 21.2% and 21.1%, respectively, compared to 19.7% and 20.0% in the same periods a year ago. The overall dollar increase was $12,318,000 (31%) for the quarter and $23,996,000 (30%) for the six months with acquisitions contributing $8,213,000 (20.6%) and $16,630,000 (20.9%) respectively. Excluding the impact of acquisitions and foreign currency, selling, general and administrative expense as a percent of sales remained relatively flat with the prior year.

North American selling, general and administrative costs, as a percent of sales, for the three and six months ending June 30, 2000 increased by approximately one percentage point compared to the same periods a year ago. The increase was due in part to costs associated with the company's e-commerce and branding initiatives designed to increase the general publics awareness of home medical equipment products and specifically the Invacare brand name. European operations' selling, general and administrative costs, adjusted for acquisition and foreign currency impact, grew at a slower rate than sales for the quarter and first half compared to the same periods a year ago. As a percent of sales, cost were 24.1% and 24.7% compared to 25.0% and 26.6% respectively in the prior periods. Australasia operations' costs increased $681,000 and $1,056,000 for the quarter and first half respectively, compared to the same periods a year ago. As a percent of sales, cost were 25.5% and 26.6% compared to 21.3% and 26.4% respectively in the prior periods.

NON-RECURRING CHARGE

During the fourth quarter of 1999, the company announced non-recurring and unusual charges of $14,800,000 ($9,028,000 or $.29 diluted per share after-tax) primarily related to the acquisition of Scandinavian Mobility International AS
(SMI). Of these charges, $7,091,000 has been utilized through June 30, 2000 including $536,000 and $42,000 in the second quarter of 2000 for exit costs, and asset write-downs and other non-recurring items, respectively. The company anticipates all of the remaining charge to be utilized in 2000.

INTEREST

Interest income in the three months ended June 30, 2000 declined by approximately $250,000 and by $385,000 for the first half, when compared to the same periods a year ago, as decreased volume in customer loan refinancing was offset by an overall increase in the portfolio's effective rate. The company has significantly tightened its refinancing policy thereby reducing the number of refinances written in the quarter. The company believes its overall long-term profitability will be positively impacted by the change in policy.

For the quarter and first half, interest expense increased compared to the same periods a year ago, due to higher average outstanding borrowings resulting primarily from the acquisition of Scandinavian Mobility International AS (SMI) in the third quarter of 1999, coupled with an overall increase in borrowing rates between years.

INCOME TAXES

The company had an effective tax rate of 39.0% for the three and six months periods ended June 30, 2000 and 1999 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term obligations decreased $15.8 million to $425.0 million for the six months ended June 30, 2000. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of June 30, 2000, the company had approximately $123.5 million available under its lines of credit. Pursuant to the most restrictive covenant of its debt arrangements the company could borrow up to an additional $198 million.

The company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined. The company is in compliance with all of the conditions

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of June 30, 2000. The company expects to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 2000 will approximate $28 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

ACQUISITIONS

Effective July 31, 1999, IVC Holdings Denmark A/S ("Holdings"), a wholly owned subsidiary of Invacare Corporation, acquired substantially all of the outstanding shares of common stock of Scandinavian Mobility International AS
(SMI), a Danish corporation for approximately $142 million in cash. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the common stock acquired is being amortized over 40 years. SMI is a producer and distributor of rehabilitation products, mobility aids and related products in Europe.

CASH FLOWS

Cash flows provided by operating activities were $31.6 million for the first half of 2000 compared to $35.9 million in 1999. Operating cash flows decreased in 2000 as a result of a change in trade receivables offset to some extent by the net change in accounts payable and accrued expenses, as the timing of certain expenses varied between periods. Operating cash flows were also positively impacted by increased net earnings.

Cash flows required for investing activities decreased by $4.3 million for the first half of 2000 when compared to 1999. The decrease is principally a result of a decrease in installment sales contracts written as the company continues to tighten its credit policies. The decrease is also attributable to reduced capital spending in the current year as capitalized consulting costs relating to systems initiatives completed in the prior year did not recur.

Cash flows required by financing activities were $6.1 million compared to $4.2 million in 1999. Financing activities in 2000 were impacted by payments on revolving lines of credit and long term borrowings which exceeded proceeds from long term borrowings for the first six months of the year.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions

DIVIDEND POLICY

On May 24, 2000, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of July 3, 2000, to be paid on July 14, 2000. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on June 30, 2000 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,482,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the company's financial condition or results of operations

EURO CONVERSION

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

FORWARD-LOOKING STATEMENTS

The statements contained in this form 10-Q constitute forward-looking statements based on current expectations which are covered under the "Safe Harbor"
provision within the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our possible or assumed future results of operations and statements in which we use words such as "expect," "will," "believe," "anticipate," "intend," "plan," "estimate," "project" or similar expressions. Actual results and events, including the results from the acquisition and integration of Scandinavian Mobility International AS (SMI) may differ significantly from those anticipated as a result of risks and uncertainties which include, but are not limited to, pricing pressures, increasing raw material costs, the consolidations of health care customers and competitors, the availability of strategic acquisition candidates, government reimbursement issues including those that affect the viability of customers, the effect in offering customers competitive financing terms, Invacare's ability to effectively integrate acquired companies, the difficulties in managing and operating businesses in many different foreign jurisdictions, the overall economic, market and industry growth conditions, foreign currency and interest rate risk, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the same caption under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Results of Votes of Security Holders

On May 24, 2000, the company held its 2000 Annual Meeting of Shareholders to act on proposals to elect a class of Directors; and to approve and adopt an amendment to the Invacare Corporation 1994 Performance Plan to increase the number of Common Shares reserved for issuance thereunder from 3,500,000 to 5,500,000.

James C. Boland, Whitney Evans, E.P. Nalley and William M. Weber were re-elected for a three year term of office expiring in 2003, with 35,526,850, 35,530,675, 35,510,429 and 35,530,327 affirmative votes, respectively, (83 percent of the total voting power). The candidates had 484,631, 480,806, 501,052 and 481,451 votes withheld, respectively, (1.1 percent of the total voting power).

The proposal to approve and adopt an amendment to the Invacare Corporation 1994 Performance Plan to increase the number of Common Shares reserved for issuance thereunder from 3,500,000 to 5,500,000 received 27,161,969 affirmative votes (84.3 percent of the total voting power), 4,921,355 negative votes (15.3 percent of the total voting power) and 138,662 abstained votes (.4 percent of the total voting power).

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

Date:  August 11, 2000