Form 10-Q
period 2000-09-30
INVACARE CORP
filed 2000-11-13
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                       September 30, 2000
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

As of November 9, 2000, the company had 28,894,355 Common Shares and 1,371,623 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  September 30, 2000 and December 31, 1999.....................3

         Condensed Consolidated Statement of Earnings -

                  Three and Nine Months Ended September 30, 2000 and 1999......4

         Condensed Consolidated Statement of Cash Flows -

                  Nine Months Ended September 30, 2000 and 1999................5

         Notes to Condensed Consolidated Financial

                  Statements - September 30, 2000..............................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations................9

Item 3.  Quantitative and Qualitative Disclosure of Market Risk...............14

Part II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K.....................................14

SIGNATURES....................................................................14

Part I.  FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)

                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)
                                                                                    September 30,           December 31,
                                                                                             2000                   1999
ASSETS                                                                                          (In thousands)
------                                                                                ----------------------------------
CURRENT ASSETS
 .........Cash and cash equivalents                                                        $ 8,507                $18,258
 .........Marketable securities                                                                862                  1,593
 .........Trade receivables, net                                                           195,507                181,550
 .........Installment receivables, net                                                      65,124                 70,378
 .........Inventories                                                                      107,572                108,535
 .........Deferred income taxes                                                             25,062                 26,561
 .........Other current assets                                                              11,269                 11,745
                                                                                          -------                -------
 .........         TOTAL CURRENT ASSETS                                                    413,903                418,620

OTHER ASSETS                                                                               77,947                 71,316
PROPERTY AND EQUIPMENT, NET                                                               138,755                137,132
GOODWILL, NET                                                                             316,402                328,217
                                                                                          -------                -------
 .........         TOTAL ASSETS                                                           $947,007               $955,285
                                                                                         ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 .........Accounts payable                                                                 $68,479                $58,367
 .........Accrued expenses                                                                  82,683                 97,156
 .........Accrued income taxes                                                              19,290                 15,547
 .........Current maturities of long-term obligations                                        6,501                  6,401
                                                                                          -------                -------
 .........         TOTAL CURRENT LIABILITIES                                               176,953                177,471

LONG-TERM DEBT                                                                            404,550                440,795

OTHER LONG-TERM OBLIGATIONS                                                                13,514                 18,147

SHAREHOLDERS' EQUITY
 .........Preferred shares                                                                       0                      0
 .........Common shares                                                                      7,286                  7,282
 .........Class B common shares                                                                358                    358
 .........Additional paid-in-capital                                                        79,441                 79,470
 .........Retained earnings                                                                291,910                251,955
 .........Accumulated other comprehensive earnings                                         (20,016)                (8,976)
 .........Treasury shares                                                                   (6,989)               (11,217)
                                                                                          -------                -------
 .........         TOTAL SHAREHOLDERS' EQUITY                                              351,990                318,872
                                                                                          -------                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $947,007               $955,285
                                                                                         ========               ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Earnings - (unaudited)

                                                             Three Months Ended                 Nine Months Ended
(In thousands except per share data)                            September 30,                      September 30,
                                                             2000          1999                 2000          1999
                                                         -------------------------------------------------------------
Net sales                                                $250,441          $223,335         $740,997          $621,622
Cost of products sold                                     171,117           152,828          509,124           432,293
                                                          -------           -------          -------           -------
    Gross profit                                           79,324            70,507          231,873           189,329
Selling, general and administrative expense                45,672            44,032          149,217           123,581
                                                          -------           -------          -------           -------
    Income from operations                                 33,652            26,475           82,656            65,748
Interest income                                             1,906             1,905            5,484             5,868
Interest expense                                           (7,007)           (5,312)         (20,798)          (15,088)
                                                          -------           -------          -------           -------
    Earnings before income taxes                           28,551            23,068           67,342            56,528
Income taxes                                               11,135             8,991           26,263            22,045
                                                          -------           -------          -------           -------

    NET EARNINGS                                         $ 17,416          $ 14,077         $ 41,079          $ 34,483
                                                         ========          ========         ========          ========
    DIVIDENDS DECLARED PER
       COMMON SHARE                                         .0125             .0125            .0375             .0375
                                                         ========          ========         ========          ========

Net earnings per share - basic                             $ 0.58            $ 0.46           $ 1.37            $ 1.14
                                                         ========          ========         ========          ========
Weighted average shares outstanding - basic                30,141            30,278           30,075            30,138
                                                         ========          ========         ========          ========
Net earnings per share - assuming dilution                 $ 0.57            $ 0.46           $ 1.34            $ 1.13
                                                         ========          ========         ========          ========
Weighted average shares outstanding -
   assuming dilution                                       30,766            30,708           30,652            30,632
                                                         ========          ========         ========          ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                    2000            1999
                                                                                                       (In thousands)
                                                                                                 -----------------------
OPERATING ACTIVITIES
         Net earnings                                                                           $ 41,079        $ 34,483
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                       23,337          18,114
              Provision for losses on receivables                                                  6,448           5,480
              Provision for deferred income taxes                                                  1,248          (1,123)
              Provision for other deferred liabilities                                            (4,617)            262
         Changes in operating assets and liabilities:
              Trade receivables                                                                  (24,955)        (16,578)
              Inventories                                                                         (9,743)         (7,920)
              Other current assets                                                                   (91)          3,202
              Accounts payable                                                                    12,677             112
              Accrued expenses                                                                   (12,748)          7,167
                                                                                                 -------         -------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                       32,635          43,199

INVESTING ACTIVITIES
         Purchases of property and equipment                                                     (21,829)        (24,343)
         Proceeds from sale of property and equipment                                                163             649
         Installment sales contracts written                                                     (45,553)        (62,718)
         Payments received on installment sales contracts                                         54,220          55,023
         Marketable securities purchased                                                            (181)           (523)
         Marketable securities sold                                                                  991           1,382
         Increase in other investments                                                            (3,831)           (279)
         Increase in other long term assets                                                       (8,567)        (10,737)
         Business acquisitions, net of cash acquired                                                (696)       (141,715)
         Other                                                                                       146           2,077
                                                                                                 -------         -------
              NET CASH REQUIRED BY INVESTING ACTIVITIES                                          (25,137)       (181,184)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                        111,107         252,269
         Principal payments on revolving lines of credit, long-term debt
             and capital lease obligations                                                      (126,204)       (106,783)
         Proceeds from exercise of stock options                                                   3,026           2,985
         Purchase of treasury stock                                                                    0          (2,662)
         Payment of Dividends                                                                     (1,122)         (1,121)
                                                                                                 -------         -------
            NET CASH (REQUIRED)/PROVIDED BY FINANCING ACTIVITIES                                 (13,193)        144,688
Effect of exchange rate changes on cash                                                           (4,056)           (238)
                                                                                                 -------         -------
Increase (Decrease) in cash and cash equivalents                                                  (9,751)          6,465
Cash and cash equivalents at beginning of period                                                  18,258           9,460
                                                                                                 -------         -------
Cash and cash equivalents at end of period                                                       $ 8,507        $ 15,925
                                                                                                 =======        ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                               September 30, 2000

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

Principles of Consolidation - In the opinion of the company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. The accompanying interim financial statements include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and changes in its cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

The North America segment consists of five operating groups which sell the following products: wheelchairs, scooters, seating products, self care patient aids, home care beds, low air loss therapy products, patient transport products, distributed products, extended care and furniture products, respiratory and other products. The Europe segment consists of one operating group that sells primarily wheelchairs, scooters, beds, seating, self care patient aids, patient lifts and slings and respiratory products. The Australasia segment consists of three operating groups which sell custom power wheelchairs, electronic wheelchair components and patient aids. Each business segment sells to the home health care, retail and extended care markets.

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers are not considered in evaluating segment performance. Intersegment revenue for reportable segments was $15,105,000 and $46,953,000 for the three and nine months ended September 30, 2000 respectively.

The information by segment is as follows (in thousands):

                                                                Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
                                                              2000              1999              2000              1999
                                                          --------          --------          --------          --------
   Revenues from external customers
        North America                                     $183,472          $167,816          $537,572          $486,947
        Europe                                              58,797            48,457           179,406           115,671
        Australia/Asia                                       8,172             7,062            24,019            19,004
                                                          --------          --------          --------          --------
        Consolidated                                      $250,441          $223,335          $740,997          $621,622
                                                          ========          ========          ========          ========

   Earnings (loss) before income taxes
        North America                                     $ 31,229          $ 27,803          $ 87,719          $ 77,177
        Europe                                               5,374             3,047             7,761             2,053
        Australia/Asia                                       2,701             2,711             7,664             6,409
        All Other *                                        (10,753)          (10,493)          (35,802)          (29,111)
                                                          --------          --------          --------          --------
        Consolidated                                       $28,551           $23,068           $67,342           $56,528
                                                           =======           =======           =======           =======

* Consists of the domestic export unit, corporate selling, general and administrative costs, and the Invacare captive insurance unit, which do not meet the quantitative criteria for determining reportable segments.

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                       September 30,
                                                               2000             1999               2000             1999
                                                           --------          --------          --------          --------
   Net earnings                                             $17,416          $14,077           $41,079           $34,483
   Foreign currency translation                              (2,837)            (804)          (11,412)           (2,848)
   Unrealized gain or (loss) on available
       for sale securities                                       42             (341)              372              (919)
                                                           --------          --------         --------          --------
   Total comprehensive earnings                             $14,621          $12,932           $30,039           $30,716
                                                            =======          =======           =======           =======

Net Income Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                  September 30,
                                                                       (In thousands except per share data)
                                                                2000           1999           2000             1999
                                                            --------       --------       --------         --------
Basic
   Weighted average common shares outstanding                 30,141         30,278         30,075           30,138

   Net income                                                $17,416        $14,077        $41,079          $34,483

   Net income per common share                                $  .58         $  .46        $  1.37          $  1.14

Diluted
   Weighted average common shares outstanding                 30,141         30,278         30,075           30,138
   Stock options                                                 625            430            577              494
                                                            --------       --------       --------         --------
   Weighted average common shares assuming  dilution          30,766         30,708         30,652           30,632

   Net income                                                $17,416        $14,077        $41,079          $34,483

   Net income per common share                                $  .57         $  .46        $  1.34          $  1.13

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

In December, 1999, the SEC Staff issued SAB No. 101 addressing proper revenue recognition which must be adopted in the fourth quarter of 2000. In addition, EITF 00-10, Accounting for Shipping and Handling Fees and Costs, was issued. The transition period for this statement is consistent with SAB No. 101. To comply with these pronouncements, reclassification of shipping and handling revenue will be required. The exact amount is not yet determinable; however, it is not expected to be material.

Statement of Cash Flows - The company made payments (in thousands) of:

                                        Nine Months Ended
                                           September 30,
                                   2000                     1999
                                 -------                 -------
       Interest                  $23,335                 $17,244
       Income taxes               21,390                  10,504

Inventories - Inventories consist of the following components (in thousands):

                           September 30,            December 31,
                                   2000                    1999
                                -------                 -------
       Raw materials           $ 30,243                $ 33,564
       Work in process           18,350                  16,825
       Finished goods            58,979                  58,146
                                -------                --------
                              $ 107,572               $ 108,535
                              =========               =========

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                          September 30,            December 31,
                                                   2000                    1999
                                                -------                 -------
       Land, buildings and improvements        $ 56,672                $ 58,974
       Machinery and equipment                  176,659                 163,717
       Furniture and fixtures                    13,711                  14,776
       Leasehold improvements                    10,496                   9,985
                                                -------                 -------
                                                257,538                 247,452
       Less allowance for depreciation         (118,783)               (110,320)
                                                -------                --------
                                               $138,755                $137,132
                                               ========                ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended September 30, 2000 were $250,441,000 compared to $223,335,000 the same period a year ago. Excluding the net impact from acquisitions and currency translation, overall net sales increased 7%. North American and Australasia posted solid sales increases in the quarter. Year to date net sales increased to $740,997,000 compared to $621,622,000 the same period a year ago, representing a 19% increase, with currency having a negative impact of 2%. Excluding the net impact from acquisitions and currency translation, overall year to date net sales increased 9% from the same period a year ago. The year to date increase was driven by continued strong sales increases in North America and Australasia.

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs and seating), Standard (manual wheelchairs, personal care and retail), Beds and Continuing Care (beds, low air loss therapy and furniture and patient transport equipment), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy and associated respiratory) and Distributed (ostomy, incontinence, wound care and other medical supplies) products, increased 9% for the quarter and 10% for the first nine months of the year compared to the same periods a year ago. The increase was due principally to unit volume increases in Distributed, Standard and Rehab.

European Operations

European sales increased to $58,797,000 from $48,457,000 for the quarter primarily due to the acquisition of Scandinavian Mobility International AS
(SMI). On a pro-forma basis taking into consideration SMI, European sales, excluding a negative impact of 10% from foreign currency, decreased 7% from the same period a year ago. Year to date, on a pro-forma basis, net sales were flat excluding a negative impact of 11% from foreign currency translation.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and Invacare New Zealand, a distribution business. Net sales for the Australasia group increased $1,110,000 or 16% for the quarter, including a negative 21% impact from foreign currency translation. Year to date net sales increased 26% including a 16% negative impact from foreign currency translation.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine-month periods ended September 30, 2000 was 31.7% and 31.3%, respectively, compared to 31.6% and 30.5% in the same periods last year. Margins for North America, Europe and Australasia operations each increased year to date. For the quarter, Europe and Australasia margins increased while North America experienced a slight decline principally due to the growth in sales of lower margin products. The company's continued focus on productivity improvements and cost controls in manufacturing operations, coupled with the realization of synergies from the SMI acquisition resulted in an increase in gross profit as a percentage of sales.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and nine months ending September 30, 2000 was 18.2% and 20.1%, respectively, compared to 19.7% and 19.9% in the same periods a year ago. The overall dollar increase was $1,640,000 (4%) for the quarter and $25,636,000 (21%) for the nine months with acquisitions contributing $4,632,000 (11%) and $21,262,000 (17%) respectively. Excluding the impact of acquisitions and foreign currency, selling, general and administrative expense for the first nine months as a percent of sales remained relatively flat compared to the same period a year ago.

North American selling, general and administrative costs, as a percent of sales, for the three and nine months ending September 30, 2000 decreased by approximately one percentage point compared to the same periods a year ago. Administrative cost reductions and hedging gains more than offset the costs associated with the company's e-commerce and branding initiatives designed to increase the general public's awareness of home medical equipment products and specifically the Invacare brand name. European operations' selling, general and administrative costs, adjusted for acquisition and foreign currency impact, grew at a slower rate than sales for the quarter and first nine months compared to the same periods a year ago. As a percent of sales, cost were 18.1% and 22.1% compared to 23.1% and 25.1% respectively in the prior periods. Australasia operations' costs increased $773,000 and $1,829,000 for the quarter and first nine months respectively, compared to the same periods a year ago. As a percent of sales, cost were 27.1% and 26.8% compared to 20.4% and 24.2% respectively in the prior periods.

NON-RECURRING CHARGE AND ACQUISITION RESERVES

During the fourth quarter of 1999, the company announced non-recurring and unusual charges of $14,800,000 ($9,028,000 or $.29 diluted per share after-tax) primarily related to the acquisition of Scandinavian Mobility International AS
(SMI). In the third quarter of 2000, the company reviewed the charges and updated the components to reflect current year activity and estimates. Based on this review, reserves for exit costs primarily for employee severance and lease terminations were reduced by $2,288,000. These changes were entirely offset by additional reserves of $588,000 for asset write-downs and $1,700,000 to increase the provision for doubtful accounts. There was no net impact on reported earnings for the quarter or year to date due to these changes. Of these charges, $7,350,000 has been utilized through September 30, 2000 including $259,000 in the third quarter of 2000 for exit costs. The company anticipates all of the remaining charge to be utilized in 2000.

In connection with the integration of SMI into Invacare's existing European operations, the company recorded additional acquisition reserves of $10.1 million for additional employee severance, lease termination costs and legal costs.

INTEREST

Interest income in the three months ended September 30, 2000 was flat and declined by $384,000 for the first nine months, when compared to the same periods a year ago, as decreased volume in customer loan refinancing was partially offset by an overall increase in the portfolio's effective rate. The company's tighter refinancing policy resulted in the reduced number of refinances written in the quarter. The company believes its overall long-term profitability will be positively impacted by the change in policy.

For the quarter and first nine months, interest expense increased compared to the same periods a year ago, due to higher average outstanding borrowings resulting primarily from the acquisition of Scandinavian Mobility International AS (SMI) in the third quarter of 1999, coupled with an overall increase in borrowing rates between years.

INCOME TAXES

The company anticipates the effective tax rate for 2001 may be reduced from 2000 as a result of several items including increasing profits in foreign jurisdictions taxed at rates lower than the domestic effective rate, reduced impact of domestic state taxes due to increased foreign earnings and increased tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term obligations decreased $36.2 million to $404.6 million for the nine months ended September 30, 2000. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of September 30, 2000, the company had approximately $146.0 million available under its lines of credit. Pursuant to the most restrictive covenant of its debt arrangements, the company could borrow up to an additional $249 million.

The company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined. The company is in compliance with all of the conditions.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of September 30, 2000. The company expects to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 2000 will approximate $28 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

ACQUISITIONS

Effective July 31, 1999, IVC Holdings Denmark AS ("Holdings"), a wholly owned subsidiary of Invacare Corporation, acquired substantially all of the outstanding shares of common stock of Scandinavian Mobility International AS
(SMI), a Danish corporation for approximately $142 million in cash. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the common stock acquired is being amortized over 40 years. SMI is a producer and distributor of rehabilitation products, mobility aids and related products in Europe.

CASH FLOWS

Cash flows provided by operating activities were $32.6 million for the first nine months of 2000 compared to $43.2 million in 1999. Operating cash flows decreased in 2000 as a result of an increase in trade receivables and accrued expenses partially offset by an increase in accounts payable and net earnings.

Cash flows required for investing activities decreased by $156.0 million for the first nine months of 2000 when compared to 1999. The decrease is principally due to Scandinavian Mobility International AS being acquired in the third quarter of 1999 and no sizable acquisition occurring in 2000. The remainder of the decrease is principally due to a decrease in the level of installment contracts written as the company continues to focus on improving collection levels.

Cash flows required by financing activities were $13.2 million compared to cash flows provided by financing activities of $144.7 million in 1999 which were used primarily to fund the acquisition of Scandinavian Mobility International AS. Financing activities through the first nine months of 2000 continued to focus on reducing debt levels.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On August 17, 2000, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of October 2, 2000, to be paid on October 13, 2000. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on September 30, 2000 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,269,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. In addition, the company's existing multi-currency revolving credit agreement allows the company to borrow in foreign currency which can reduce the company's exposure to foreign currency fluctuations. The company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the company's financial condition or results of operations.

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

Date:  November 13, 2000