Form 10-K
period 2000-12-31
INVACARE CORP
filed 2001-03-30
CIK 742112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                  -------------------------------------------

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

                         Commission file number 0-12938


                              INVACARE CORPORATION
             -----------------------------------------------------
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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2001, 29,127,281 Common Shares and 1,371,623 Class B Common Shares were outstanding. At that date, the aggregate market value of the
26,092,904 Common Shares of the Registrant held by non-affiliates was $948,313,980 and the aggregate market value of the 32,063 Class B Common Shares of the Registrant held by non-affiliates was $1,165,290. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by New York Stock Exchange on February 28, 2001, which was $36.34. For purposes of this information, the 3,034,377 Common Shares and 1,339,560 Class B Common Shares which were held by Executive Officers and Directors were deemed to be the Common Shares and Class B Common Shares held by affiliates.


                       Documents Incorporated By Reference



Part of Form 10-K                            Document Incorporated By Reference

Part III (Items 10, 11,                       Portions of the Registrant's
12 and 13)                                    definitive Proxy Statement to
                                              be used in connection with
                                              its 2001 Annual Meeting of
                                              Shareholders.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2000.

                                     PART I

Item 1.  Business.

(a) General Development of Business.

Invacare Corporation is the world's leading manufacturer and distributor of non-acute health care products based upon its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment including the home health care, retail and extended care markets. Invacare continuously revises and expands its product lines to meet changing market demands and currently offers over two dozen-product lines. The company's products are sold principally to over 10,000 home health care and medical equipment provider locations in the U.S., Australia, Canada, Europe and New Zealand, with the remainder of its sales being primarily to government agencies and distributors. Invacare's products are sold through its worldwide distribution network by its sales force, telesales associates and various organizations of independent manufacturer's representatives and distributors. The company also distributes medical equipment and related supplies manufactured by others.

Invacare is committed to design, manufacture and distribute the best value in mobility products and medical equipment for people with disabilities and those requiring care in the non-acute environment. Invacare intends to achieve this vision by:

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

When the company was acquired in December 1979 by a group of investors, including certain members of management and the Board of Directors, it had $19.5 million in net sales and a limited product line of standard wheelchairs and patient aids. In 2000, Invacare reached $1,013 million in net sales, representing a 21% compound average sales growth rate since 1979, and currently is the leading company in the industry which manufactures, distributes and markets products in each of the following major non-acute medical equipment categories: power and manual wheelchairs, patient aids, home care beds, home respiratory products, low air loss therapy products, seating and positioning products and bathing equipment.

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

     Growth in population over age 65. The nation's overall life expectancy increases with every passing year reaching its current all time high of approximately 76.5 years. Based on a 1999 U.S. government report, 13% of the U.S. population in 1997 was 65 or older, this percentage is expected to increase to 20% by 2030. The over 65 age group represents the vast majority of home health care patients and continues to grow. A significant percentage of people using home and community-based health care services are also 65 years of age and older.

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

     Technological trends. Technological advances have made medical equipment increasingly adaptable for use in the home as current hospital procedures often allow for earlier patient discharge, thereby lengthening recuperation periods outside of the traditional institutional setting. In addition, continuing medical advances prolong the lives of adults and children, thus increasing the demand for home medical care equipment.

     Healthcare cost containment trends. In 1997, spending on health care in the U.S. was nearly $1.1 trillion dollars, which is approximately 14.0% of Gross Domestic Product (GDP), the highest among industrialized countries. In 2007, the nation's health care spending is projected to increase to $2.1 trillion, averaging annual increases of 7%. Over this same period, spending on health care is expected to increase from approximately 14% to 17% as a share of GDP in the years 1996 through 2007. The rising cost of health care has caused many payors of health care expenses to look for ways to contain costs. Home health care has gained wide-spread acceptance among health care providers and public policy makers as a cost effective, clinically appropriate and patient preferred alternative to facility-based care for a variety of acute and long-term illnesses and disabilities. Thus, the company believes that home health care and home medical equipment will play a significant role in reducing health care costs.

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

     Distribution channels. The changing home health care market continues to provide new ways of reaching the end user. The distribution network for products has expanded to include not only specialized home health care providers and extended care facilities but retail drug stores, surgical supply houses, rental, hospital and HMO-based stores, home health agencies, mass merchandisers, direct sales and the internet.

Europe
The company believes that, while many of the market factors influencing demand in the U.S. are also present in Europe - aging of the population, technological trends and society's acceptance of people with disabilities - each of the major national markets within Europe has distinctive characteristics. The European health care industry is more heavily socialized than the United States and is therefore more influenced by government regulation and fiscal policy. Variations in product specifications, regulatory approvals, distribution requirements and reimbursement policies require the company to tailor its approach to each market. Management believes that as the European markets become more homogeneous and the company continues to refine its distribution channels, the company can more effectively penetrate these markets.

GEOGRAPHICAL SEGMENTS AND PRODUCT CATEGORIES

North America
North American operations, are aligned into five primary product groups, which manufacture and market products in all of the major home medical equipment categories. In Canada, the company principally sells Invacare products manufactured in the U.S. The company also sells standard wheelchairs and seating and positioning products manufactured in Canada.

     REHAB PRODUCTS

     Power wheelchairs. Invacare manufactures a complete line of power wheelchairs for individuals who require independent powered mobility. The range includes products that can be significantly customized to meet an individual's specific needs, as well as products that are inherently versatile to meet a broad range of individual requirements. Power wheelchair lines are marketed under the Invacare(R) brand name and include a full range of powered mobility products. The Pronto M6, introduced in 2000, is a compact, maneuverable power wheelchair designed to allow elderly consumers to be more mobile in the home and community.

     Custom manual wheelchairs. Invacare manufactures and markets a range of custom manual wheelchairs for everyday, sports and recreational uses. These lightweight chairs are marketed under the Invacare and Invacare Top End(R) product names. The chairs provide mobility for people with moderate to severe disabilities in their everyday activities as well as for various sports such as basketball, racing, skiing and tennis.

     Scooters. Invacare distributes three- and four-wheeled motorized scooters, including rear wheel drive models for both outdoor and indoor use and markets them under the Invacare brand name. In 1999, a complete line of scooters was introduced under the Lynx(TM) and Panther(TM) product names.

     Seating and positioning products. Invacare manufactures seat cushions, back positioners and a variety of attachments used for comfort, support, pressure relief and posture control and markets them under the Invacare(R) brand name. Additional seating products marketed under the Invacare brand, include the Tarsys(TM) range of powered tilt and recline seating systems for use on power wheelchairs. Our Invacare 2G Tilt and Recline products continue to be successful in the market.

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

     Home care beds. Invacare manufactures and distributes a wide variety of manual, semi-electric and fully-electric beds for home use under the Invacare(R) brand name. Home care bed accessories include bedside rails, mattresses, overbed tables, trapeze bars and traction equipment.

     Low air loss therapy products. Invacare manufactures and markets a complete line of mattress overlays and replacement products, under the Invacare(R) brand name, which use air flotation to redistribute weight and move moisture away from patients who are immobile and spend a great deal of time in bed.

     CONTINUING CARE / DISTRIBUTED PRODUCTS

     Distributed products. Invacare distributes numerous lines of branded medical supplies including ostomy, incontinence, diabetic and wound care products.

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

Australasia
The company's Australasia operations consist of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and Invacare New Zealand, a distribution business and a manufacturer of the Thompson line of mobility products.

Europe
The company's European operations operate as a "common market" company with sales throughout Western Europe. The European operation currently sells a line of products providing significant room for growth as Invacare continues to broaden its product line offerings to mirror that of the North American operations.

Most wheelchair products sold in Europe are designed and manufactured locally to meet specific market requirements. However, as a result of Invacare's worldwide development efforts, the Action 2000, a manual lightweight design that originated in the U.S., was the first wheelchair in Europe to meet the high standards of quality required to receive the Community European (CE) mark. In addition, certain power wheelchair products sold in the United States are adaptations of products originally designed for the European markets. Also, with the acquisition of Scandinavian Mobility, Invacare not only has improved access of such products to Nordic markets, but also has a range of premium designs which are exported worldwide to the U.S., Far East and Southern Europe.

The company manufactures and/or assembles both manual and power wheelchair products at six of its European facilities - Invacare Ltd. in the U.K., Invacare Poirier S.A. in France, Invacare Deutschland GmbH in Germany, Invacare Portugal Lda.in Portugal, Invacare AG in Switzerland, and Invacare Rea AB in Sweden. Motorized scooters are manufactured in Germany. Beds are manufactured at Invacare EC-Hong A/S in Denmark. Self care products, bathtubs, patient lifts and slings are also manufactured in the United Kingdom, France, and Holland. Oxygen products are imported from Invacare's U.S. operations.

WARRANTY
Generally, the company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A non-renewable warranty also is offered on various products for a maximum period of five years.

COMPETITION
In each of the company's major product lines, both domestically and internationally, there are a limited number of significant national competitors and a number of multi-national competitors. In some countries or in certain product lines, the company may face competition from other manufacturers that have larger market shares, greater resources or other competitive advantages. Invacare believes that it is the leading home medical equipment manufacturer based on its distribution channels, breadth of product line and sales.

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

Invacare's domestic sales and marketing organization consists primarily of a home care sales force, which markets and sells Invacare(R) branded products to HME providers. Sales to the non-acute care market are conducted through the company's Invacare Continuing Care Group (ICCG) which contracts with independent manufacturer's sales representatives. Each member of Invacare's home care sales force functions as a Territory Business Manager (TBM) and handles all product and service needs for an account, thus saving customers valuable time. The TBM also provides training and servicing information to providers, as well as product literature, point-of-sales materials and other advertising and merchandising aids. In Canada, products are sold by a direct sales force and distributed through regional distribution centers in British Columbia, Ontario and Quebec to health care providers throughout Canada.

To complement its outside direct sales force, and to support its efforts to increase business with smaller-to-medium- sized customers, the company formed an Inside Sales Department in 2000. The Inside Sales Department was established to significantly grow sales to customers with annual purchases up to $50,000. Working in tandem with the company's outside sales force, the inside sales representatives support their customers with a targeted telesales effort. Customer response has been very positive, resulting in a sales increase in the targeted accounts in excess of 40%.

To ensure that all consumers using Invacare products receive quality service and support that is consistent with the Invacare brand promise, the company established a Service Referral Network as part of its National Service Center Network in 2000. The goal of the Service Referral Network is to establish a geographically dispersed network of Service Centers that are capable of proving quality service for Invacare products regardless of where the products were purchased. In addition, the Network provides an additional profit-revenue center for participating providers.

The company sells distributed products, primarily soft goods and disposable medical supplies, through the Invacare Supply Group (ISG), formerly known as Suburban Ostomy Supply Company, Inc. The acquisition of ISG in 1998 was an important addition to Invacare's "Total One Stop Shoppingsm" program, through which Invacare offers HME providers of all sizes the broadest range of products and services at the total lowest cost. Invacare Supply Group's products include ostomy, incontinence, wound care and diabetic supplies, as well as other soft goods and disposable products. These products are complementary to Invacare's products and are purchased by many of the same customers that buy Invacare's equipment products. Invacare Supply Group markets its products through the internet, an inside telesales and customer service department, in addition to Invacare's 100+ HME field sales force. Invacare Supply Group also markets a Home Delivery program to HME providers through which Invacare Supply Group drop-ships supplies in the provider's name to the customer's address. Providers have no products to stock, no minimum orders and delivery within 24-48 hours nationwide.

In 2000, the company continued to focus on building the Invacare brand with a multi-faceted campaign through its Marketing Advantage Partnership (MAP) program, which is designed to increase the general public's awareness of home medical equipment products, while at the same time seeking to establish the Invacare brand name as the brand preferred by consumers. As part of this multi-faceted campaign, the company launched a Direct Response Television (DRTV) campaign which focuses on scooters and powers chairs, and is generating qualified consumer leads which are passed on to Invacare's dealer-provider customers. In developing its DRTV campaign, the company retained the nation's largest advertising agency in the U.S. specializing in direct response broadcast advertising.

Building on the company's leadership position in e-commerce in the HME industry, Invacare enhanced its business-to-business site, Invacare Pro. Through Invacare Pro, customers can access a wealth of product, pricing and inventory information in real time. Specifically, customers can place orders for product on-line in one simple step; obtain quick, accurate, over-the-Internet price quotes and product availability information; and provide consumers with accurate lead and delivery times. In addition to enhancements to Invacare Pro, the company launched a redesign of www.invacare.com. The company also announced an agreement with the internationally renowned Cleveland Clinic to host medical content provided by the Cleveland Clinic on the Invacare web site, and the site of Invacare Supply Group. In addition to accessing the content about various diseases and medical conditions, consumers visiting the Invacare sites will be able to access a list of products which are medically appropriate for a particular disease or condition. Consumers who are interested in purchasing the product will be launched to a participating Invacare providers' web site where they can facilitate the on-line transaction.

In 2000, Invacare continued refining its strategic advertising campaign in home health care magazines and trade publications which complement the company's focused brand strategy. The "umbrella" HME campaign which was introduced in 1998, featuring the company's chairman and CEO, A. Malachi Mixon, III as its spokesperson, was continued. Mr. Mixon continues to be featured in the company's trade advertising. The company also contributed extensively to editorial coverage in trade publications on articles concerning products it manufactures. Company representatives attended numerous trade shows and conferences on a national and regional basis in which Invacare products were displayed to providers, health care professionals and consumers.

Invacare continues to generate greater consumer awareness of Invacare and its products, as evidenced by enhancements made to its consumer marketing program in 2000 through sponsorship of a variety of wheelchair activities and support of various charitable causes which benefit the users of its products. Invacare continued for the seventh year as a National Corporate Sponsor of Easter Seals, one of the most recognizable charities in the United States that annually meets the needs of over 40 million children and adults who have various types of disabilities. The company further enhanced its sponsorship of over 75 individual wheelchair athletes and teams, including the top-ranked women's wheelchair racer in the world, and several of the top-ranked men's and women's wheelchair tennis players in the world. Invacare participated for the fifth year in a row as the title sponsor of the Invacare World Team Cup tennis tournament, which took place during the summer in Paris, France. In addition, 39 athletes using Invacare(R) Top End(R) wheelchairs to enhance their performance won a total of 74 medals at the 2000 Paralympic Games in Sydney, Australia, including 30 gold medals, 26 silver and 18 bronze.

The company's top ten customers accounted for approximately 15% of 2000 net sales. The loss of business of one or more of these customers or buying groups may have a significant impact on the company, although no single customer accounted for more than 5% of the company's 2000 net sales. Providers, who are part of a buying group, generally make individual purchasing decisions and are invoiced directly by the company.

Europe
The company's European operations consist primarily of manufacturing, marketing and distribution operations in Western Europe and export sales activities through local distributors elsewhere in the world. The company has a sales force and distribution centers in the United Kingdom, France, Germany, Belgium,
Portugal, Spain, Denmark, Sweden, Switzerland, Norway, Austria and the Netherlands, and sells through distributors elsewhere in Europe. In markets where the company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to government agencies. In most markets, government health care and reimbursement policies play an important role in determining the types of equipment sold and price levels for such products.

PRODUCT LIABILITY COSTS
The company's captive insurance company, Invatection Insurance Co., was formed in 1986. Currently, it has a policy year that runs from September 1 to August 31 and insures annual aggregate policy losses of $5 million of the company's domestic product liability exposure. In the prior two policy years, the limit of liability was $2 million per claim and $3 million in the aggregate. The company also has additional layers of coverage insuring $85 million in annual aggregate losses arising from individual claims that exceed the captive insurance company policy limits. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at an affordable rate.

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

New product development remains a key component of Invacare's strategy to grow market share and maintain competitive advantage. To this end, Invacare's efforts in 2000 continued to focus resources on innovative manufacturing concepts while also investing significant resources in cost reduction and design improvement. Important new technologies were added, as well as many line extensions and refinements to existing categories. In 2000, over 30 new products were introduced with the most significant being:

North America
      The Invacare(R) 2GTR Power Elevating Legrests feature low-profile design, yet powerful leg-elevating capacity up to 350 pounds; has durable interlocking, non-rotational design, and swing-away access.


      The Invacare(R) 9000 Jymni(TM) is a lightweight pediatric manual wheelchair with a low seat-to-floor height, dual position axle which allows seat-to-floor height adjustments, and an adjustable height back to assure proper back support for any activity.

      The Invacare(R) 9000 Topaz(TM) is a heavy-duty manual wheelchair with a multi-positional frame for bariatric users up to 700 pounds. The Topaz features variable seat widths and depths to help reduce the risk of skin and/or tissue breakdown.

      The Invacare(R) A-6S/F-6S are rigid custom manual wheelchairs for everyday use which feature rigid suspension, telescoping wheelbase, integrated head tubes, and an adjustable camber system. The A-6S (adjustable model) offers a seat angle adjustment feature; the F-6S (fixed seat model) offers a permanently fixed seat angle.

      The Invacare(R) BAR600 Bariatric Bed has a heavy-duty frame with extra bracing to provide maximum support for up to 600 pounds. It features a wider sleep surface which can be operated by using the hand pendant to change the position of the head and foot sections as well as the bed height. An emergency crank is provided as well.

      The Invacare(R) Envoy(TM) Jr. Aerosol Compressor is a high-quality, yet economical compressor for aerosol treatment deliver. The Envoy features a new aerodynamic shape and design, a reusable inlet filter, smaller footprint, and a convenient cord wrap built into the base. It is among the easiest of compressors to use.

      The Invacare(R) Infinity(TM) AirFlo(TM) Cushion provides high-end skin protection without sacrificing comfort, stability or support, and demonstrates exceptional performance among a wide range of client groups. The AirFlo cushion, available in standard and builder sizes, offers easy, one-handed operation of the insert inflation built, and a quick disconnection system.

      With a true mid-wheel drive system, the Invacare(R) Pronto(TM) M6 provides the ultimate in maneuverability, allowing the chair to turn within its own footprint. It also features a comfortable van seat with 18 seating and positioning adjustments.

      Three new Invacare(R) Rollators offer performance features to serve diverse needs. The Invacare(R) Sandstorm(TM) Rollator features a lightweight frame, removable form-padded backrest, handbrakes, a removable carrying basket, plastic tray, 5-inch rubber wheels, and one of the best warranties on the market. Weight capacity is 250 pounds. The Invacare(R) Frontier Lite Rollator, similar to the Sandstorm, also offers a push-down brake lock which is activated when the user is in the seated position. The Invacare(R) Stardust Rollator, similar to the Sandstorm and Frontier Lite, features a second bar that serves as a transport handle; a footrest to use as a curb climber, and a 300 pound weight capacity.

      The Invacare(R) Spyder(TM) is a compact, high-performance manual wheelchair that offers unprecedented versatility in a folding chair. The Spyder also offers several choices of front riggings, an optional suspension fork, and three choices of camber with the camber angle built into the axle plate.

      Three new Invacare(R) Top End(R) wheelchairs - the Top End(R) T-3(TM) Tennis Adjustable, the Top End(R) Eliminator OSR, and the Top End(R) Terminator(TM) SS 2000 - have been designed and redesigned for truly active wheelchair users. The Top End T-3 Tennis Adjustable chair has been redesigned and features a new rear- and front-seat height adjustment mechanism, new swivel anti-tip system, and a new footrest system. The Top End Eliminator OSR is a track and road-racing wheelchair with a custom aluminum frame, wrap-around fenders, oversized rake for maximum traction, and a relaxed head-tube angle for stability. The Top End Terminator SS 2000's redesign incorporates a quadra pivot rear suspension system with polymer shock absorption, custom chrome-moly frame, new front suspension casters and new rear suspension units.

Australasia
Invacare Australia has recently introduced a new mid-range power chair called the "Roller." It is an innovative 4 wheeler available with a number of feature options to meet customer needs. Also introduced during the year was a new scooter controller.

Europe
During  2000,  European  operations  also  introduced  several new  products and
continued  to  update  existing   products  as  required  by  the  market.   Key
introductions and updates in 2000 included:

      The Invacare(R) SB400 Bed, which addresses the customer and regulatory needs primarily of the French market, is an example of the possible cross selling of products related to the acquisition of Scandinavian Mobility in 1999. The Danish manufacturing plant worked closely with the French marketing and sales team to design and manufacture a cost competitive bed with the necessary features to gain market share in 2000.

      The Invacare(R) Mistral is a new foldable, low cost power wheelchair with features that include tilt, tension adjustable and reclining back and improved suspension for this segment of the market. This chair is being sold or will be sold in most of the Southern Europe countries.

      The Invacare(R) Zipper II wheelchair, designed in Europe and manufactured in the Far East, is a new standard wheelchair that has improved quality, durability, a higher weight limit and more stability than previous models. This wheelchair is primarily marketed for the UK.

      The Invacare(R) Spectra Plus power wheelchair, designed and manufactured in Europe, is an improved entrant into the UK market with tilt in space (power and manual), a comfort type CAB seat option, and detachable motors.

      The Invacare(R) Variable, a steel folding standard wheelchair, is an example of the product rationalization that Invacare has undertaken and will continue after the acquisition of SMI. This chair has replaced and will continue to replace a number of chairs and thereby lower manufacturing costs by allowing for greater purchasing power and longer manufacturing runs. Meanwhile, the product rationalization has simplified and clarified the positioning of Invacare's product line for both its customers and salesforce.

      The Invacare(R) K4 Airlite Pro, designed and manufactured in Europe, is the world's lightest fixed frame wheelchair at less than 8 kg.

MANUFACTURING AND SUPPLIERS
The company's objective is to maintain its commitment to be the highest quality and lowest-cost manufacturer in its industry. The company believes that it is achieving this objective not only through improved product design, but also by taking a number of steps to lower manufacturing costs. In 2000, the company initiated plans to close and consolidate several distribution and manufacturing operations, the cost of which was included in a charge taken in the fourth quarter. These consolidations will continue into the first half of 2002. The company also makes substantial investments in its facilities and automation in order to increase productivity, and to improve quality and delivery. Over the past three years, the company has invested $99.6 million in capital improvements and acquisition of facilities.

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

Investments continue to be made in manufacturing automation. The company has initiated lean manufacturing programs to reduce manufacturing lead times, shorten production cycles, increase associate training, encourage employee involvement in decision-making and improve manufacturing quality. Associate involvement teams participate in engineering, production and processing strategies and associates have been given responsibility for their own quality assurance.

The manufacturing operations for the company's wheelchairs and replacement parts, patient aids and home care beds consist of a variety of metal fabricating procedures, electronics production, coating, plating and assembly operations. Manufacturing operations for the company's oxygen concentrators, nebulizer compressors, and seating and positioning products consist primarily of assembly operations. The company purchases raw materials, fabricated components and services from a variety of suppliers. Where appropriate, Invacare does employ long term contracts with its suppliers, both domestically and from the far-east. In those situations in which long term contracts are not advantageous, the company believes its relationship with those suppliers to be satisfactory with alternative sources of supply readily available.

Europe
As in other areas, manufacturing and operational issues faced in the U.S. are also present in Europe. The European operation has challenged and rationalized the mission of each manufacturing location allowing for the realization of significant synergies and identified areas for further cost reductions and improved efficiencies for 2001, including the possible elimination and consolidation of certain facilities. In 2000, we consolidated operations and removed four manufacturing facilities from the European operations.

ACQUISITIONS
During 1999, the company acquired Scandinavian Mobility International A/S (SMI), a producer and distributor of rehabilitation products, mobility aids and related products for approximately $142 million. As a result of the company's ongoing search for opportunities, coupled with the industry trend toward consolidation, other acquisition opportunities were evaluated in 2000. The company focuses on acquisitions intended to fulfill the following objectives:

         Tactical.        Grow market share or extend current product lines.

         Strategic.       Enter new market segments that complement existing
                          businesses or utilize the company's distribution strengths.

         Geographic.      Enable rapid entry into new foreign markets.

GOVERNMENT REGULATION
The company is directly affected by government regulation and reimbursement policies in virtually every country in which it operates. Government regulations and health care policy differ from country to country and, within the U.S., Australia and Canada, from state to state or province to province. Changes in regulations and health care policy take place frequently and can impact the size, growth potential and profitability of products sold in each market.

In the U.S., the growth of health care costs has increased at rates in excess of the rate of inflation and as a percentage of GDP for several decades. A number of efforts to control the federal deficit have impacted reimbursement levels for government sponsored health care programs and changes in federal programs are often imitated by private insurance companies. Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain and thus affect the product mix, pricing and payment patterns of the company's customers who are the HME providers.

In late 2000, Congress enacted legislation (the Benefits Improvement and Protection Act or BIPA) that provides several victories for the homecare and HME services industries. First, Congress provided a full restoration of the annual cost-of-living adjustment for DME for fiscal 2001. This will amount to a 3.27% increase in the Medicare fee schedules for most Invacare products. BIPA also provides a measure of security for home health agencies by questioning the need for a 15% reduction in fees paid for home health services. BIPA also called for a study of the way supplies and equipment are billed to Medicare when the patient is enrolled in a plan of care through a home health agency.

Progress was made on getting HCFA to issue a Final Rule implementing the consumer choice or DME Upgrade provision contained in the Balanced Budget Act of 1997. A proposed rule was published in April, open for public comment and then put in final form by HCFA staff. Invacare anticipates the publication of a Final Rule as soon as it can be reviewed by the incoming Bush Administration. This provision will make it easier for consumers to choose more functional products than the minimally medically necessary items currently paid for by Medicare.

The company continues its aggressive, pro-active efforts to shape public policy that impacts home and community-based, non-acute health care. We are currently working on legislation that would extend Medicare coverage to products such as patient lifts, bath safety products and other items designed to protect the physical safety and well being of the unpaid family caregiver. Invacare believes these efforts give the company a competitive advantage in two ways. First is the frequently expressed appreciation of our customers for our efforts on behalf of the entire industry. The other is the ability to anticipate and plan for changes in public policy, unlike most other HME manufacturers who must react to change after it occurs.

Congress and the new Administration have once again placed Medicare reform high on the priority list for change. Another item being discussed is prescription drug coverage. Both these areas will provide ample opportunities to reeducate policymakers on the fact that home care is a clinically appropriate, cost-effective and patient preferred alternative to facility based care. As the "graying of America" continues, homecare will play an increasingly important role in meeting the health care needs of our citizens.

The Safe Medical Devices Act of 1990 and Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetics Act of 1938 (the "Acts") provide for regulation by the United States Food and Drug Administration (the "FDA") of the manufacture and sale of medical devices. Under the Acts, medical devices are classified as Class I, Class II or Class III devices. The company's principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and record keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices must comply with product design and manufacturing controls established by the FDA. Manufacturers of all medical devices are subject to periodic inspections by the FDA. Furthermore, state, local and foreign governments have adopted regulations relating to the manufacture and marketing of health care products. The company believes that it is presently in material compliance with applicable regulations promulgated by the FDA, for which the failure to comply would have a material adverse effect.

BACKLOG
The company generally manufactures most of its products to meet near term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular products nor does it believe that backlog is a significant factor for its business.

EMPLOYEES
As of December 31, 2000, the company had approximately 5,600 employees.

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

Item 2.  Properties.

The company owns or leases its warehouses, offices and manufacturing facilities and believes these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain of the leased facilities of the company as of December 31, 2000, is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company and in the table below:


                                                          Ownership
                                                          or Expiration           Renewal
North American Operations               Square Feet       Date of Lease           Options           Use
-------------------------               -----------       -------------           -------           ---
Ashland, Virginia                            36,000       September 2003           None            Warehouse and offices

Atlanta, Georgia                            137,284         January 2002        One (3 yr.)        Warehouse and offices

Atlanta, Georgia                             48,000          August 2006           None            Distribution

Belle, Missouri                              39,200                  Own             -             Manufacturing and offices

Beltsville, Maryland                         33,329          August 2001           None            Manufacturing, offices, and
                                                                                                   distribution

Chesterfield, Missouri                        8,466        December 2002           None            Offices

Delta, British Columbia                       6,900         January 2005           None            Warehouse and offices

Edison, New Jersey                           93,220           March 2005           None            Warehouse and offices

Elyria, Ohio
   - Taylor Street                          251,656                  Own             -             Manufacturing and offices

   - Cleveland Street                       226,998       September 2004        One (5 yr.)        Manufacturing and offices




                                                          Ownership
                                                          or Expiration           Renewal
North American Operations              Square Feet        Date of Lease           Options           Use
-------------------------              -----------        -------------           -------           ---
Elyria, Ohio (continued)
  - One Invacare Way                         50,000                  Own             -             Headquarters

  - 1320 Taylor Street                       30,000         January 2005        Two (5 yr.)        Offices

  - 1160 Taylor Street                        4,800                  Own             -             Warehouse/Office/Storage

Grand Prairie, Texas                         87,508        December 2001        One (3 yr.)        Warehouse and offices

Holliston, Massachusetts                     59,500          August 2006           None            Warehouse and offices

Kirkland, Quebec                             13,241        November 2002        One (5 yr.)        Manufacturing, warehouse
                                                                                                   and offices

Mississauga, Ontario                         81,004         January 2005        One (5 yr.)        Manufacturing, warehouse
                                                                                                   and offices

Mississauga, Ontario                         10,881            July 2004        One (5 yr.)        Warehouse and offices

Northboro, Massachusetts                     22,000            June 2001           None            Warehouse

North Ridgeville, Ohio                      152,861                  Own            -              Manufacturing, warehouses
                                                                                                   and offices

Obetz, Ohio                                 130,377           April 2004        One (5 yr.)        Warehouse

Pinellas Park, Florida                       12,000            July 2001        One (1 yr.)        Manufacturing and offices

Rancho Cucamonga, California                 35,900            June 2005        One (60 day)       Warehouse

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

Santa Fe Springs, California                151,217           April 2004        One (5yr.)         Warehouse and offices

Sarasota, Florida                            15,450        February 2002           None            Manufacturing, warehouse
                                                                                                   and offices

South Bend, Indiana                          30,000            July 2003           None            Warehouse

Spicewood, Texas                              6,500       September 2002        One (3 yr.)        Manufacturing and offices

Traverse City, Michigan                      15,850           April 2003        One (3 yr.)        Manufacturing and offices

Wright City, Missouri                        17,350            July 2001           None            Warehouse



                                                            Ownership
                                                            or Expiration           Renewal
Australasia Operations                   Square Feet        Date of Lease           Options           Use
----------------------                   -----------        -------------           -------           ---

Adelaide, Australia                           11,500             June 2001       One (1 yr.)        Manufacturing, warehouse
                                                                                                    and offices

Auckland, New Zealand                         27,000        September 2008        Two (3yr.)        Manufacturing, warehouse
                                                                                                    and offices

Birmingham, United Kingdom                     6,000         December 2003           None           Warehouse and offices

Christchurch, New Zealand                     57,682         December 2005      Three (3 yr.)       Manufacturing and offices

Melbourne, Australia
  -  Capella Crescent                          7,212        Month to Month           None           Manufacturing

  -  Wickham Road                              3,229         February 2001           None           Manufacturing

  -  6-8 Commercial Road                       7,320              May 2001      Month to month      Manufacturing and offices

  -  10 Commerical Road                        4,435             June 2001      Month to month      Manufacturing

Napier, New Zealand                           15,490            March 2002       One (2 yr.)        Warehouse and offices

North Olmsted, Ohio                            2,280          October 2003       One (5 yr.)        Warehouse and offices

Sydney, Australia                              2,550         February 2001           None           Warehouse and offices


European Operations
-------------------

Bad Oeynhausen, Germany                      76,600             June 2002        One (1 yr.)        Manufacturing, warehouse
                                                                                                    and offices

Basel/Allschwil, Switzerland                 36,000                   Own             -             Manufacturing and offices

Bergen, Norway                                1,000              May 2004        One (5yr.)         Warehouse and offices

Birmingham, England                          19,378                   Own             -             Manufacturing and offices

Bridgend, Wales                             131,522                   Own             -             Manufacturing and offices

Brondby, Denmark                              4,132        Month to Month           None            Head Office

Brondby, Denmark                             24,083        Month to Month           None            Manufacturing, warehouse
                                                                                                    and offices

Corby, United Kingdom                        19,460            April 2001           None            Manufacturing and offices

Ede, The Netherlands                         13,500              May 2009        One (5 yr.)        Warehouse and offices

Girona, Spain                                13,600         November 2004        One (1 yr.)        Warehouse and offices

Goteborg, Sweden                              6,470        September 2002           None            Warehouse and offices


                                                          Ownership
                                                          or Expiration           Renewal
European Operations                     Square Feet       Date of Lease           Options           Use
-------------------                     -----------       -------------           -------           ---

Hannover, Germany                            15,050           August 2005        One (5 yr.)        Warehouse and offices

Hong, Denmark                               149,375                   Own             -             Manufacturing, warehouse
                                                                                                    and offices

LaRochelle, France                          101,718             July 2002           None            Manufacturing and warehouse

Loppem, Belgium                               6,000        Month to Month           None            Warehouse and offices

Landskrona, Sweden                            2,880            April 2001           None            Warehouse

Oisterwijk, The Netherlands                  27,000                   Own             -             Manufacturing, warehouse
                                                                                                    and offices

Oisterwijk, The Netherlands                   4,800          October 2004        One (5 yr.)        Warehouse and offices

Oporto, Portugal                             27,800         November 2003           None            Manufacturing, warehouse
                                                                                                    and offices

Oskarshamn, Sweden                            6,300         December 2001           None            Warehouse

Oslo, Norway                                 30,650        September 2001        One (5 yr.)        Manufacturing, warehouse
                                                                                                    and offices

Sandviken, Sweden                            48,000         December 2001           None            Manufacturing, warehouse
                                                                                                    and offices

Saeby, Denmark                               31,108                   Own             -             Warehouse

Spanga, Sweden                                8,300          October 2001        One (3 yr.)        Warehouse and offices

Spanga, Sweden                               16,250                   Own             -             Warehouse and offices

Tours, France                                86,000         November 2007           None            Manufacturing

Tours, France                               104,500                   Own             -             Manufacturing, warehouse
                                                                                                    and offices

Trondheim, Norway                             3,000         December 2001        One (5 yr.)        Services and offices

Vaxjovagen, Sweden                           92,400                   Own             -             Manufacturing and offices


Item 3.  Legal Proceedings.

Invacare is a defendant in a number of product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All of these actions have been referred to the company's insurance carriers and are being vigorously contested. The primary carrier, Invatection Insurance Co., is a subsidiary of the company, established in September 1986, and provides the first layer of product liability insurance for the company. Coverage territory is worldwide with the exception of those countries that, at the time product is sold for use or at the time a claim is made, the U.S. Government has suspended or prohibited diplomatic or trade relations. Management does not believe that the outcome of any of these actions will have a material adverse effect upon its business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.



Executive Officers of the Registrant.*

The following table sets forth the names of the executive officers and certain other key employees of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name                                           Age               Position
---------------------                          ---               --------------------------------------------------------------
A. Malachi Mixon, III                          60                Chairman of the Board of Directors and
                                                                 Chief Executive Officer

Gerald B. Blouch                               54                President, Chief Operating Officer and Director

Thomas R. Miklich                              53                Chief Financial Officer, General Counsel,  Corporate Secretary
                                                                 and Interim V.P. Human Resources

Joseph B. Richey, II                           64                President - Invacare Technologies and Senior Vice
                                                                 President - Electronics and Design Engineering

Louis F.J. Slangen                             53                Senior Vice President - Sales & Marketing

M. Louis Tabickman                             56                President - Invacare Europe

Neal J. Curran                                 43                Vice President - Engineering and Product Development

David A. Johnson                               38                Vice President - Operations and Logistics

Michael A. Perry                               46                Vice President -- Invacare Supply Group - Distributed Products

Ken Sparrow                                    53                Managing Director -- Asia Pacific Australasia



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

Thomas R. Miklich has been Chief Financial Officer and General Counsel since May 1993 and in September 1993 was named Corporate Secretary. In March 2000, he was given the additional responsibility of Interim Vice President - Human Resources. Mr. Miklich is a director of the OM Group, a NYSE listed company. Previously, Mr. Miklich was Treasurer from May 1993 until October 1999, Executive Vice President and Chief Financial Officer of Van Dorn Company from 1991 to 1993 and Chief Financial Officer of The Sherwin-Williams Company from 1986 to 1991.

Joseph B. Richey, II has been a Director since 1980 and in September 1992 was named President - Invacare Technologies and Senior Vice President - Electronics and Design Engineering. Previously, Mr. Richey was Senior Vice President of Product Development from July 1984 to September 1992 and Senior Vice President and General Manager of North American Operations from September 1989 to September 1992.

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

Neal J. Curran was named Vice President of Engineering and Product Development in August 2000. Mr. Curran has been with the company since 1983 and has previously held positions as Vice President - Rehab Group July 1999, Vice President - Respiratory Group July 1998 , Vice President - Seating and Custom Mobility Products October 1997 and General Manager of the Custom Manual Business Unit December 1994. Prior to 1994, Mr. Curran held the positions of Power Business Unit leader September 1992 and Vice President of Rehab engineering January 1991. Mr. Curran has a Bachelors of Mechanical Engineering.

David A.Johnson was named Vice President of Operations and Logistics in November 2000. Previous positions include Vice President - Rehab Group and Personal Care Products from August 2000 until November 2000, and Vice President - Invacare Continuing Care Group and Home Medical Equipment Group from November 1998 until August 2000. Previously, Mr. Johnson had been Director Business / Systems Integration for Herman Miller, Inc. from 1997 to November 1998. Mr. Johnson was also General Manager of The Chattanooga Group, Inc.from 1994 to 1997. From 1990 to 1994, Mr. Johnson held various operations positions for the Stryker Corporation-Medical Group.

Michael A. Perry was named Vice President of Distributed Products in July of 1998. Previously, Mr. Perry was General Manager of Account Services, Vice President of National Accounts,Vice President of Retail Sales and Vice President of Clinical Application Consumer Marketing since 1995. In 1994, Mr. Perry served as Area Vice President of Sales.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Invacare's Common Shares, without par value, began trading on the New York Stock Exchange (NYSE) under the symbol IVC on June 25, 1999. Prior to listing the Common Shares on the NYSE, the Common Shares were included for trading and quotation on the NASDAQ National Market System under the symbol IVCR. Ownership of the company's Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The approximate number of record holders of the company's Common Shares and Class B Common Shares at February 28, 2001 was 5,851 and 31, respectively. The closing sale price for the Common Shares on February 25, 2001 as reported by NYSE, was $36.34. The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares in each of the two most recent fiscal years are as follows:


                                       2000                      1999
                                       ----                      ----
Quarter Ended:                   High        Low          High        Low

December 31                    $34.38     $24.19        $22.69     $17.75
September 30                    32.19      22.75         26.69      18.25
June 30                         27.13      24.69         26.75      22.56
March 31                        28.00      18.63         25.25      21.69

During 2000, the Board of Directors of Invacare Corporation declared dividends of $.05 per Common Share and $.045 per Class B Common Share. For information regarding limitations on the payment of dividends in the company's loan and note agreements, see Long Term Obligations in the Notes to the Consolidated Financial Statements. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.

Item 6.  Selected Financial Data


                                                                          For the Year Ended December 31,
                                               2000           1999*           1998        1997**             1996          1995
                                               ----           -----           ----        ------             ----          ----
                                                           (In thousands except per share and ratio data)
Earnings
Net Sales                                $1,013,162        $882,774       $801,189      $654,409         $620,438      $504,756
Net Earnings                                 59,911          41,494         45,792         1,563           38,918        32,165
Net Earnings per Share - Basic                 1.99            1.38           1.53           .05             1.33          1.10
Net Earnings per Share -  Assuming
   Dilution                                    1.95            1.36           1.50           .05             1.28          1.07
Dividends per Common Share                   .05000          .05000         .05000        .05000           .05000        .03750
Dividends per Class B Common
   Share                                     .04545          .04545         .04545        .04545           .04545        .03409

                                                                                  As of December 31,
                                               2000            1999           1998          1997             1996          1995
                                               ----            ----           ----          ----             ----          ----
Balance Sheet
Current Assets                             $432,408        $418,620       $336,742      $275,211         $258,720      $204,685
Total Assets                                951,855         955,285        738,756       529,923          509,628       408,750
Current Liabilities                         203,436         177,471        133,964       109,553           97,768        84,936
Working Capital                             228,972         241,149        202,778       165,658          160,952       119,749
Long-Term Obligations                       398,646         458,942        323,904       183,955          173,263       122,456
Shareholders' Equity                        349,773         318,872        280,888       236,415          238,597       201,319

Other Data
Research and Development
   Expenditures                            $ 16,231        $ 15,534       $ 12,980      $ 12,706         $ 11,060        $9,002
Capital Expenditures, net of
   Disposals                                 26,268          32,155         39,505        37,962           22,465        11,027
Depreciation and Amortization                31,469          25,978         23,754        18,348           17,896        14,159

Key Ratios
Return on Sales                                5.9%            4.7%           5.7%           .2%             6.3%          6.4%
Return on Average Assets                       6.3%            4.9%           7.2%           .3%             8.5%          8.6%
Return on Beginning                           18.8%           14.8%          19.4%           .7%            19.3%         19.6%
   Shareholders' Equity
Current Ratio                                 2.1:1           2.4:1          2.5:1         2.5:1            2.6:1         2.4:1
Debt-to-Equity Ratio                          1.1:1           1.4:1          1.2:1          .8:1             .7:1          .6:1


* Reflects non-recurring and unusual charge of $14,800 ($9,028 or $.29 per share assuming dilution after tax) taken in 1999.
** Reflects non-recurring and unusual charge of $61,039 ($38,839 or $1.28 per share assuming dilution after tax) taken in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

2000 Versus 1999

Non-recurring and Unusual Items. The review of results that follows excludes the impact of the non-recurring and unusual items recorded in 2000 and 1999. The reasons for the charges and credits and the impact on the company's current and future performance, as well as the utilization thereof, are explained under the heading "Non-recurring and Unusual Items" later in this section and in the Notes to the Financial Statements.

Net Sales. Consolidated net sales for 2000 increased 15% for the year despite a 3% negative impact from foreign currency translation. Acquisitions contributed 9% of the increase. Net sales increased in two of the three business segments while Europe sales were flat. The overall increase was principally due to an increase in unit volume. The Standard and Distributed operations posted the largest dollar increases primarily as a result of increased unit volumes. The company believes that its sales grew faster than the overall industry, resulting in market share gains. This was due in part to additional marketing programs and its cost-effective "Total One Stop Shoppingsm" distribution system that is supported by the company's broad range of products and services.

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, seating, scooters), Standard (manual wheelchairs, personal care, retail), Beds and Continuing Care (beds, low air loss therapy, furniture, patient transport equipment), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy and associated respiratory) and Distributed (ostomy, incontinence, wound care, other medical supplies) products net of acquisitions and divestitures grew 11% over the prior year. The gain was due primarily to Standard products up 14% as manual wheelchairs and personal care products had strong sales increases. Distributed product sales increased 17% from the prior year. Sales for the Rehab product line also increased 7% over the prior year and sales of Bed products increased 13%. Respiratory sales were up approximately 4% offset by a similar decline in Continuing Care products.

Other products, consisting primarily of the company's Canadian and aftermarket parts businesses, had a 11% sales increase for the year. Sales for the company's Canadian operation increased 9%. The increase was a result of volume increases.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and Invacare New Zealand, a distribution business. Sales for the Australasia group increased $12,291,000 or 48% from the prior year, excluding a negative impact from foreign currency translation of 21% and a 4% impact from acquisitions. The increase was due to an increase in market share in the Australasian market.

European Operations

On a pro-forma basis, European sales were flat for the year excluding a 13% negative impact from foreign currency translation. European sales were less than expected due to the weak Euro and the company's focus on the integration of Scandinavian Mobility Internationl AS (SMI). Invacare expects to see a return of sales growth in Europe in 2001 as the synergies and integration efforts related to the acquisition of SMI are realized.

Gross Profit. Consolidated gross profit as a percentage of net sales were 31% in 2000 and 1999. This was a result of the company's continued focus on redesigning products in order to lower manufacturing costs while improving quality and reliability and other cost reductions made to remain competitive and improve profitability.

North American gross profit from operations as a percentage of net sales remained constant with the prior year as a result of a shift in product mix to lower margin products.

Gross profit in Australasia increased as a percentage of sales to 30% from 28% in the prior year. The $2,965,000 increase includes the continued effects of a strong U.S. dollar which negatively impacted margins. Excluding the negative impact of foreign currency translation and a slight impact from acquisitions, gross profit increased $5,905,000 from the prior year.

Gross profit in Europe as a percent to sales increased over one percentage point from the prior year. The increase in European profitability is primarily a result of productivity improvements and cost containment programs introduced by new European management put in place during the third quarter of 1998. The management team has simplified and improved accountability while reducing costs to be more in line with its sales levels. In addition, greater emphasis is being placed on leveraging U.S. research and development efforts to accelerate new product development in a cost-effective manner.

Inventory turns improved slightly for 2000, inventory control initiatives instituted throughout the company's existing business were implemented at the SMI locations.

Selling, General and Administrative. Consolidated selling, general and administrative expense as a percentage of net sales were approximately 20% in 2000 and 1999. The overall dollar increase was $24,733,000 or 14%, with acquisitions increasing selling, general and administrative costs by approximately $21,267,000 or 12%. High distribution costs in 2000 throughout the company resulted in the same expense as a percentage of net sales as last year. The company believes, it can favorably impact selling, general and administrative expense as a percentage of net sales in 2001 when cost reductions initiated in 2000 take full effect.

North American operations' selling, general and administrative costs increased as a percentage of net sales remained flat compared to 1999. Selling, general and administrative costs increased $15,693,000 or 13% with acquisitions accounting for $776,000 or 1% of the increase from the prior year. The company utilized activity-based budgeting aimed at allocating the expense dollars to the programs that most effectively supported the company's business strategy.

Australasia operations' selling, general and administrative expenses increased approximately 34% from the prior year. The increase is primarily a result of the increased growth in business in Australasia. The overall dollar increase between years was $2,224,000. The strong dollar reduced selling, general and administrative expense for Australasia operations by $1,479,000.

European operations' selling, general and administrative expenses increased $6,816,000 or 15% from the prior year. The increase was primarily a result of the acquisition of SMI which increased selling, general and administrative costs by $20,208,000 or 44%. European selling, general and administrative expenses were positively impacted by continued cost containment initiatives implemented throughout 1999 and the strong dollar, which reduced selling, general and administrative expenses reported in dollars by $5,077,000.

Interest. Interest income decreased in 2000 to $7,807,000 from $7,929,000 in the prior year, representing a 2% decrease. The decrease was due to a 32% decrease in new notes booked throughout 2000. Interest expense increased to $27,853,000 from $22,093,000 representing a 26% increase resulting from additional borrowings in the first half of the year related to the Scandinavian Mobility acquisition, and also to an increasing interest rate environment. However, as a result of debt paydown efforts in the third and fourth quarters, the company's debt-to-equity ratio decreased to 1.1:1 from 1.4:1 in the prior year.

Income Taxes. The company had an effective tax rate of 39% in both 2000 and 1999, including the effects of the unusual and non-recurring items recorded in both years. See Income Taxes in the Notes to Consolidated Financial Statements for further discussion.

Research and Development. The company continues to increase its research and development activities to maintain its competitive advantage. While the competitive environment requires that research and development expenditures be focused on the cost reduction of products while increasing functionality and reliability, the company continues to dedicate dollars to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures increased to $16,231,000 from $15,534,000 in 1999. The expenditures, as a percentage of sales, decreased to 1.6% from 1.8% in the prior year.

1999 Versus 1998

Non-recurring and Unusual Items. The review of results that follows excludes the impact of the non-recurring and unusual charges ("the charge") taken in 1999. The reasons for the charges and the impact on the company's current and future performance, as well as the utilization thereof, are explained under the heading "Non-recurring and Unusual Items" later in this section and in the Notes to the Financial Statements.

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

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, seating, scooters), Standard (manual wheelchairs, personal care, retail), Beds and Continuing Care (beds, low air loss therapy, furniture, patient transport equipment), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy and associated respiratory) and Distributed (ostomy, incontinence, wound care, other medical supplies) products net of acquisitions and divestitures grew 4% over the prior year. The gain was due primarily to Respiratory products up 13% as concentrators, sleep therapy and aerosol products had strong sales increases. Sales of custom manual wheelchairs also increased 9% from the prior year due in part to continued new product introductions and the success of the company's "Team Action" athletes, as many of the high-tech design features in high-performance sport wheelchairs are incorporated in the everyday Action chairs. Sales for the Personal Care product line also increased 8% over the prior year. Sales for the Distributed products group increased 9% net of divestitures as Invacare Supply Group (ISG), formerly Suburban Ostomy Supply Company, Inc., a national direct marketing wholesaler of medical supplies and related products to the home care industry acquired in January 1998, continued to capitalize on Invacare's strong sales force. Rehab products sales were weak in 1999 due to the tightening by The Health Care Financing Administration (HCFA) of the requirements for Medicare beneficiaries to qualify for reimbursement for a power wheelchair.

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

Income Taxes.The company had an effective tax rate of 39% in both 1999 and 1998, including the effects of the unusual and non-recurring charge taken in the current year. See Income Taxes in the Notes to Consolidated Financial Statements for further discussion.

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

INFLATION

Although the company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The company attempts to minimize or offset the effects through increased sales volume, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures. In 2000 and 1999, the company was able to offset the majority of the impact of price increases from suppliers by productivity improvements and other cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Obligations in the Notes to Consolidated Financial Statements) and working capital management. The company maintains various bank lines of credit to finance its world-wide operations. In 1997, the company completed a $425,000,000 multi-currency, long-term revolving credit agreement, which expires on October 31, 2002, or such later date as mutually agreed upon by the company and the banks. Additionally, the company maintains various other demand lines of credit totaling a U.S. dollar equivalent of approximately $24,469,000 as of December 31, 2000. The lines of credit have been and will continue to be used to fund the company's domestic and foreign working capital, capital expenditures and acquisition requirements. As of December 31, 2000, the company had approximately $176,958,000 available under its various lines of credit.

In 1998, the company completed a private placement of $100,000,000 in senior notes having a blended fixed coupon rate of 6.69% with $20,000,000 maturing in the year 2005 and $80,000,000 maturing in 2008. The proceeds were used to pay-down revolving credit debt incurred to fund the acquisition of Invacare Supply Group (ISG), formerly Suburban Ostomy Supply Company, Inc., which was consummated on January 28, 1998.

The company's borrowing arrangements contain covenants with respect to net worth, dividend payments, working capital, funded debt to capitalization and interest coverage, as defined in the company's bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements. Under the most restrictive covenant of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $265,262,000 as of December 31, 2000.

While there is general concern about the potential for rising interest rates, exposure to interest fluctuations is manageable as a portion of the debt is at fixed rates through 2001. The fixed interest debt coupled with free cash flow ensures Invacare's ability to absorb the expected modest rate increases in the months ahead. However, there will be a need to refinance a portion of debt sometime during the next two years as the existing revolving credit agreement matures in 2002.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of December 31, 2000. The company estimates that capital investments for 2001 will approximate $31,000,000. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $78,426,000, compared to $72,840,000 last year. The increase is primarily the result of an increase in income and accounts payable offset by the increase in trade receivables.

Cash flows required for investing activities decreased $170,404,000. The decrease is primarily due to Scandinavian Mobility International AS being acquired in the third quarter of 1999 and no sizeable acquisition occurring in 2000. The remainder if the decrease is principally due to a decrease in the level of installment contracts written as the company continues to focus on improving collection levels.

Cash flows required by financing activities in 2000 were $49,480,000, compared to cash provided of $134,162,000 in 1999. The increase in cash required by financing activities was principally a result of the company's focus on paying down debt. In addition to acquisition activities, the effect of foreign currency translation results in amounts being shown for cash flows in the Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

It is the company's policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $.05 per Common Share and $.045 per Class B Common Share. It is not anticipated that this will change materially as the company continues to have available significant growth opportunities through internal development and acquisitions. For 2000, a dividend of $.05 per Common Share and $.045 per Class B Common Share was declared and paid.

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

NON-RECURRING AND UNUSUAL ITEMS

In 2000, as a result of repaying EURO and DKK denominated debt, the company realized a non-recurring pre-tax foreign currency gain of approximately $20,130,000. The gain was offset by charges in the fourth quarter aggregating $8,700,000 related primarily to closing two distribution centers and a manufacturing plant ($3,700,000), severance costs due to staff reductions (nine individuals) primarily at the corporate office ($1,000,000) and costs associated with the settlement of litigation ($4,000,000). During 2000, $1,064,000 was utilized primarily for severance payments. In addition, during the fourth quarter, the company also increased its bad debt reserve impacting selling, general and administrative expenses by approximately $8,000,000.

In 1999, the company announced non-recurring and unusual charges of $11,500,000 in the fourth quarter primarily related to the consolidation and integration of the operations of SMI and Invacare. The charges included reserves for employee severance ($3,000,000) and plant shutdowns and lease terminations ($4,400,000) and asset write-downs and other non-recurring items ($4,100,000). The personnel reductions and shut down of facilities are related to the integration of SMI and are required to obtain the expected synergies from the acquisition. Of these charges $2,400,000 have been utilized related employee severance, $2,000,000 have been utilized related to plant shutdown and lease termination, and $4,100,000 have been utilized related to asset write-downs and other non-recurring items. In addition, during the fourth quarter of 1999, the company also increased its bad debt reserve impacting selling, general and administrative expenses by approximately $3,300,000.

The company anticipates all initiatives for which charges have been reported will be substantially completed in 2001.

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 2000 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,937,000. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the company's financial condition or results of operations.

PRIVATE SECURITIES LITIGATION REFORM ACT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "achieve," "increase," "plan," "can," "expect," "pursue," "benefit," "continue," "exceed," "improve," "believe," "build," "strengthen," "new," "lower," "drive," "seek," "hope," and "create," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those anticipated as a result of risks and uncertainties which include, but are not limited to the following: pricing pressures, increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues including those that affect the viability of customers, the effect in offering customers competitive financing terms, Invacare's ability to effectively identify, acquire and integrate strategic acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions, the timely completion of facility consolidations, the overall economic, market and industry growth conditions, foreign currency and interest rate risk, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by Item 10 as to the Directors of the company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A. Information required by
Item 10 as to the Executive Officers of the company is included in Part I of this Report on Form 10-K.

Item 11.  Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions "Compensation of Executive Officers" and "Compensation of Directors" in the company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

Item. 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference to the information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements

The following financial statements of the company are included in Part II,
Item 8:

       Consolidated Statement of Earnings - years ended December 31, 2000, 1999 and 1998

       Consolidated Balance Sheet - December 31, 2000 and 1999

       Consolidated Statement of Cash Flows - years ended December 31, 2000, 1999, and 1998

       Consolidated Statement of Shareholders' Equity - years ended December 31, 2000, 1999, and 1998

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

(a)(3) Exhibits.
       See Exhibit Index at page number I-29 of this Report on Form 10-K.

(b)    Reports on Form 8-K.
       None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                                    INVACARE CORPORATION

                                    By:  /S/ A. Malachi Mixon, III
                                    -------------------------------------------
                                    A. Malachi Mixon, III Chairman of the Board
                                    of Directors and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.

Signature                    Title


/S/ A. Malachi Mixon, III    Chairman of the Board of Directors and Chief
-------------------------    Executive Officer (Principal Executive Officer)
A. Malachi Mixon, III

/S/ Gerald B. Blouch         President, Chief Operating Officer and Director
--------------------------
Gerald B. Blouch

/S/ Thomas R. Miklich        Chief Financial Officer, General Counsel,
--------------------------   Corporate Secretary and Interim V.P.Human Resources
Thomas R. Miklich            (Principal Financial and Accounting Officer)

/S/ James C. Boland          Director
--------------------------
James C. Boland

/S/ Frank B. Carr            Director
--------------------------
Frank B. Carr

/S/ Michael F. Delaney       Director
--------------------------
Michael F. Delaney

/S/ Whitney Evans            Director
--------------------------
Whitney Evans

/S/ Bernadine P. Healy, M.D. Director
---------------------------
Bernadine P. Healy, M.D.

/S/ John R. Kasich           Director
--------------------------
John R. Kasich

/S/ Dan T. Moore, III        Director
--------------------------
 Dan T. Moore, III

/S/ E. P. Nalley             Director
--------------------------
E.P. Nalley

/S/ Joseph B. Richey, II     Director
--------------------------
Joseph B.  Richey,  II

/S/ William M. Weber         Director
-------------------------
William M. Weber



                            INVACARE CORPORATION
        Report on Form 10-K for the fiscal year ended December 31, 2000.
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

10(at)          -  Agreement and Plan of Merger, dated December 17, 1997, between Invacare Corporation,       (W)
                   Inva Acquisition Corp. and Invacare Supply Group, formerly Suburban Ostomy Supply
                   Company, Inc.

10(au)          -  Note Purchase Agreement dated as of February 27, 1998 for $80,000,000 6.71% Series A       (X)
                   Senior Notes Due February 27, 2008 and $20,000,000 6.60% Series B Senior Notes Due
                   February 27, 2005

10(av)          -  Amendment No. 1 to the Invacare Corporation 1994 Performance Plan approved May 28, 1998.   (Z)

10(aw)          -  Amendment No. 2 to the Invacare Corporation 1994 Performance Plan approved May 24, 2000.  (AA)

21              -  Subsidiaries of the company

23              -  Consent of Independent Auditors

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

(Z) Reference is made to the appropriate Exhibit of the company's report on Form 10-K for the fiscal year ended December 31, 1999, which
           Exhibit is incorporated herein by reference.

(AA) Reference is made to the appropriate Exhibit of the company's report on Form S-8, dated March 30, 2001, which Exhibit is incorporated herein by reference.

                         Report of Independent Auditors



Shareholders and Board of Directors
Invacare Corporation


We have audited the accompanying consolidated balance sheet of Invacare Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP




Cleveland, Ohio
January 23, 2001

CONSOLIDATED STATEMENT OF EARNINGS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                         Years Ended December 31,
                                                                                2000            1999             1998
                                                                           -------------------------------------------
                                                                                 (In thousands, except per share data)
             Net sales                                                     $1,013,162        $882,774        $801,189
             Cost of products sold                                            695,888         611,587         562,676
                                                                            ---------        --------        --------

                  Gross Profit                                                317,274         271,187         238,513

             Selling, general and administrative expenses                     201,543         170,321         151,263
             Amortization of goodwill                                           8,899           7,258           6,332
             Non-recurring and unusual items                                  (11,430)         11,500          (5,736)
             Interest expense                                                  27,853          22,093          20,616
             Interest income                                                   (7,807)         (7,929)         (9,031)
                                                                            ---------        --------        --------

                  Earnings before Income Taxes                                 98,216          67,944          75,069

             Income taxes                                                      38,305          26,450          29,277
                                                                            ---------        --------        --------
                  Net Earnings                                               $ 59,911        $ 41,494        $ 45,792
                                                                            ==========      =========       =========

                  Net Earnings per Share - Basic                               $ 1.99          $ 1.38          $ 1.53
                                                                            ==========      =========       =========


               Weighted Average Shares Outstanding - Basic                     30,128          30,138          29,932
                                                                            ==========      =========       =========

                  Net Earnings per Share - Assuming Dilution                   $ 1.95          $ 1.36          $ 1.50
                                                                            ==========      =========       =========

               Weighted Average Shares Outstanding -
                  Assuming Dilution                                            30,761          30,619          30,583
                                                                            ==========      =========       =========


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                   December 31,           December 31,
                                                                                          2000                   1999
                                                                                   ------------           ------------
                                                                                               (In thousands)
Assets

Current Assets
   Cash and cash equivalents                                                         $ 12,357               $ 18,258
   Marketable securities                                                                  845                  1,593
   Trade receivables, net                                                             211,372                184,592
   Installment receivables, net                                                        56,659                 67,336
   Inventories, net                                                                   105,295                108,535
   Deferred income taxes                                                               31,605                 26,561
   Other current assets                                                                14,275                 11,745
                                                                                    ---------               --------
      Total Current Assets                                                            432,408                418,620

Other Assets                                                                           74,305                 71,316
Property and Equipment, net                                                           134,913                137,132
Goodwill, net                                                                         310,229                328,217
                                                                                     --------               --------

      Total Assets                                                                   $951,855               $955,285
                                                                                     ========               ========


Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                                                  $ 81,316               $ 58,367
   Accrued expenses                                                                    92,453                 97,156
   Accrued income taxes                                                                23,860                 15,547
   Current maturities of long-term obligations                                          5,807                  6,401
                                                                                     --------                --------
      Total Current Liabilities                                                       203,436                177,471

Long-Term Debt                                                                        384,316                440,795

Other Long-Term Obligations                                                            14,330                 18,147

Shareholders' Equity
   Preferred Shares (Authorized 300 shares; none outstanding)                               0                      0
   Common Shares (Authorized 100,000 shares; 29,186 and
      29,125 issued in 2000 and 1999, respectively)                                     7,301                  7,282
   Class B Common Shares (Authorized  12,000 shares;
      1,372 and 1,433, issued and outstanding in 2000 and 1999, respectively)             343                    358
   Additional paid-in-capital                                                          79,105                 79,470
   Retained earnings                                                                  310,367                251,955
   Accumulated other comprehensive loss                                               (43,430)                (8,976)
   Treasury shares (177 and 579 shares in
      2000 and 1999, respectively)                                                     (3,913)               (11,217)
                                                                                     ---------               --------
      Total Shareholders' Equity                                                      349,773                318,872
                                                                                     ---------               --------

     Total Liabilities and Shareholders' Equity                                      $951,855               $955,285
                                                                                     =========              =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                               Years Ended December 31,
                                                                                         2000             1999            1998
                                                                                     ---------        ---------       ---------
                                                                                                   (In thousands)
    Operating Activities
    Net earnings                                                                     $ 59,911         $ 41,494        $ 45,792
    Adjustments to reconcile net earnings to net cash provided by operating activities:
              Non-recurring unusual charge                                              1,070            5,810           5,049
              Depreciation and amortization                                            31,469           25,978          23,754
              Provision for losses on trade and installment receivables                14,109           10,333           2,802
              Provision for deferred income taxes                                        (178)           4,608           6,425
              Provision for other deferred liabilities                                    868              559           1,131
    Changes in operating assets and liabilities:
              Trade receivables                                                       (38,341)         (22,402)        (34,315)
              Inventories                                                              (6,494)          (7,465)         (2,176)
              Other current assets                                                     (3,192)            (729)         (2,518)
              Accounts payable                                                         24,195            3,345           2,857
              Accrued expenses                                                         (4,991)          11,309           1,149
                                                                                     ---------        ---------       ---------
                  Net Cash Provided by Operating Activities                            78,426           72,840          49,950

    Investing Activities
        Purchases of property and equipment                                           (26,445)         (32,808)        (40,309)
        Proceeds from sale of property and equipment                                      177              653             804
        Installment contracts written                                                 (56,391)         (86,833)        (72,641)
        Payments received on installment contracts                                     68,831           72,642          64,036
        Marketable securities purchased                                                  (501)            (623)           (571)
        Marketable securities sold                                                      1,017            1,481           1,512
        Business acquisitions, net of cash acquired                                    (2,814)        (141,536)       (129,318)
        Increase in other investments                                                  (4,257)          (3,609)         (3,212)
        Increase in other long-term assets                                             (8,745)          (9,700)        (13,123)
        Other                                                                           1,377            2,178           5,051
                                                                                     ---------        ---------       ---------

                  Net Cash Required for Investing Activities                          (27,751)        (198,155)       (187,771)

    Financing Activities
        Proceeds from revolving lines of credit and
          long-term  borrowings                                                       109,588          344,908         371,512
        Principal payments on revolving lines of credit,
          long-term debt and capital lease obligations                               (163,534)        (208,033)       (231,427)
        Proceeds from exercise of stock options                                         5,965            1,441           3,766
        Payment of dividends                                                           (1,499)          (1,493)         (1,487)
        Purchase of treasury stock                                                          0           (2,661)         (2,517)
                                                                                     ---------        ---------       ---------

                  Net Cash Provided (Required) by Financing Activities                (49,480)         134,162         140,835

        Effect of exchange rate changes on cash                                        (7,096)             (49)            750
                                                                                     ---------        ---------       ---------

        Increase (decrease) in cash and cash equivalents                               (5,901)           8,798           3,764

        Cash and cash equivalents at beginning of year                                 18,258            9,460           5,696
                                                                                     ---------        ---------       ---------

        Cash and cash equivalents at end of year                                     $ 12,357         $ 18,258          $9,460
                                                                                     =========        =========       =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

INVACARE CORPORATION AND SUBSIDIARIES

(In thousands)                                                                        Accumulated
                                                            Additional                   Other
                          Common           Class B            Paid-in-    Retained    Comprehensive    Treasury
                          Stock    Shares   Stock   Shares     Capital    Earnings    Earnings(Loss)     Stock     Shares    Total
                          ------   ------  -------  ------  ----------    --------    --------------   --------    ------    -----
January 1, 1998 Balance  $ 7,182   28,724     $359   1,438     $74,954    $167,649         $ (6,506)   $ (7,223)    (438)  $236,415
Conversion of  shares
from Class B to Common         1        4      (1)     (4)                                                                      -
Exercise of stock options     84      338                        4,909                                                        4,993

Net earnings                                                                45,792                                           45,792
Foreign currency
translation adjustments                                                                        (561)                           (561)
Marketable securities
holding gain/(loss),                                                                           (645)                           (645)
net of tax                                                                                                                    -----

Total comprehensive                                                                                                          44,586
income

Dividends - $.05 per                                                        (1,487)                                          (1,487)
 share
Repurchase of treasury                                                                                   (3,619)    (169)    (3,619)
 shares
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1998 Balance   7,267    29,066     358   1,434      79,863    211,954            (7,712)    (10,842)   (607)   280,888
Conversion of  shares
from Class B to Common                    1              (1)                                                                    -
Exercise of stock options      15        58                        (393)                                   2,286     148      1,908

Net earnings                                                                41,494                                           41,494
Foreign currency
translation adjustments                                                                       (1,561)                        (1,561)
Marketable securities
holding gain/(loss),                                                                             297                            297
net of tax                                                                                                                      ---

Total comprehensive                                                                                                          40,230
income

Dividends - $.05 per                                                        (1,493)                                          (1,493)
share
Repurchase of treasury                                                                                   (2,661)    (120)    (2,661)
shares
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1999 Balance   7,282    29,125     358   1,433      79,470    251,955            (8,976)   (11,217)    (579)   318,872
Conversion of  shares
from Class B to Common         15        61     (15)    (61)                                                                    -
Exercise of stock options       4                                  (365)                                  7,304      402      6,943

Net earnings                                                                59,911                                           59,911
Foreign currency
translation adjustments                                                                      (34,793)                       (34,793)
Marketable securities
holding gain/(loss),                                                                             339                            339
net of tax                                                                                                                      ---

Total comprehensive                                                                                                          25,457
income

Dividends - $.05 per                                                        (1,499)                                          (1,499)
share
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2000 Balance  $7,301    29,186     $343   1,372    $79,105   $310,367          $(43,430)    $(3,913)   (177)  $349,773

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

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its majority owned subsidiaries. Certain foreign subsidiaries are consolidated using a November 30 fiscal year end. All significant intercompany transactions are eliminated.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Recently Issued Accounting Pronouncements: Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and for Hedging Activities, as amended, requires all derivative instruments to be recognized on the balance sheet at fair value.The adoption of the statement effective January 1, 2001 did not have a material effect on the consolidated results of operations or financial position of the company.

Marketable Securities: Marketable securities consist of short-term investments in repurchase agreements, government and corporate securities, certificates of deposit and equity securities. Marketable securities with original maturities of less than three months are treated as cash equivalents. The company has classified its marketable securities as available for sale. The securities are carried at their fair value and net unrealized holding gains and losses, net of tax, are carried as a component of accumulated other comprehensive earnings
(loss).

Inventories: Inventories are stated at the lower of cost or market with cost principally determined for domestic manufacturing inventories by the last-in, first-out (LIFO) method and for non-domestic inventories and domestic finished products purchased for resale ($74,878,000 and $81,841,000 at December 2000 and 1999, respectively) by the first-in, first-out (FIFO) method. Market costs are based on the lower of replacement cost or estimated net realizable value.

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

Research and Development: Research and development costs are expensed as incurred. The company's annual expenditures for product development and engineering were approximately $16,231,000, $15,534,000, and $12,980,000 for
2000, 1999, and 1998, respectively.

Revenue Recognition: The company recognizes revenue when the product is shipped and provides an appropriate allowance for estimated returns and adjustments.

In 2000, the Company changed its accounting policy to reflect in its consolidated statement of earnings costs to ship products as a component of costs of products sold and related revenue from shipping products as a component of net sales.

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

Income Taxes: The company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities. Undistributed earnings of the company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. or state income taxes has been provided.

Net Earnings Per Share: Basic earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding during the year. Diluted earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding plus the effects of dilutive stock options outstanding during the year.

Foreign Currency Translation: Substantially all the assets and liabilities of the company's foreign subsidiaries are translated into U.S. dollars at year end exchange rates.Revenues and expenses are translated at weighted average exchange rates. Gains and losses resulting from translation are included in accumulated other comprehensive earnings (loss).

Goodwill: The excess of the aggregate purchase price over the fair value of net assets acquired is amortized by use of the straight line method for periods ranging from 20 to 40 years. The accumulated amortization was $36,187,000 and $27,298,000 at December 31, 2000 and 1999, respectively. The carrying value of goodwill is reviewed at each balance sheet date to determine whether goodwill has been impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the company's carrying value of the goodwill would be reduced by the estimated shortfall of discounted cash flows. Based on the company's review as of December 31, 2000, no impairment of goodwill was evident.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $18,261,000, $17,391,000, and $13,386,000 for 2000, 1999, and 1998,respectively.

RECEIVABLES

Trade receivables are net of allowances for doubtful accounts of $13,048,000 and $11,297,000 in 2000 and 1999, respectively.

Installment receivables as of December 31, 2000 and 1999 consist of the following:

                                                                     2000                                       1999
                                                                     Long-                                      Long-
    (In thousands)                                     Current       Term*         Total        Current         Term*         Total
                                                       -------       -----         -----        -------         -----         -----
    Installment receivables                            $75,306     $15,865       $91,171        $78,701       $26,817      $105,518
    Less:
         Unearned interest                              (2,868)     (1,047)       (3,915)        (3,380)       (1,653)       (5,033)
         Allowance for doubtful accounts               (15,779)     (1,910)      (17,689)        (7,985)       (2,152)      (10,137)
                                                       --------    --------      --------        -------       -------      --------
                                                       $56,659     $12,908       $69,567        $67,336        23,012       $90,348
                                                       ========    ========      ========       ========      =======       ========

* Long - term installment receivables are included in "Other Assets" on the consolidated balance sheet.

INVENTORIES

Inventories as of December 31, 2000 and 1999 consist of the following:

                             2000                1999
                             ----                ----
                                   (In thousands)
   Raw materials            $29,417             $33,564
   Work in process           15,039              16,825
   Finished goods            60,839              58,146
                            -------             -------
                           $105,295            $108,535
                           ========            ========

The value of inventory on the LIFO method is approximately equal to its current cost as of December 31, 2000 and as of December 31, 1999.

INVACARE CORPORATION AND SUBSIDIARIES

PROPERTY AND EQUIPMENT
Property  and  equipment  as of  December  31,  2000  and  1999  consist  of the following:
                                             2000               1999
                                           -------             -------
                                                 (In thousands)
   Land, buildings and improvements        $55,760             $58,974
   Machinery and equipment                 176,885             163,717
   Furniture and fixtures                   13,443              14,776
   Leasehold improvements                   10,308               9,985
                                           -------             -------
                                           256,396             247,452
   Less allowance for depreciation         121,483             110,320
                                           -------             -------
                                         $ 134,913           $ 137,132
                                         ==========          =========

CURRENT LIABILITIES

Accrued expenses as of December 31, 2000 and 1999 consist of the following:

                                                   2000                1999
                                                  ------              ------
                                                        (In thousands)
   Accrued salaries and wages                    $29,124             $24,991
   Acquisition reserves                           10,286              15,267
   Accrued insurance                               4,452               8,259
   Accrued warranty cost                           7,917               7,758
   Accrued rebates                                 4,137               5,001
   Accrued interest                                4,350               4,660
   Accrued product liability, current portion        679               1,142
   Other accrued items                            31,508              30,078
                                                  ------              ------
                                                 $92,453             $97,156
                                                =========           =========

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

In connection with the acquisition, the purchase price allocation for Invacare's business restructuring plan to consolidate and integrate the operations of SMI and Invacare was completed in 2000. Accordingly, restructuring reserves consisting of accruals for severance and other employee related costs ($9.8 million) and costs associated with the closure of facilities ($10.8 million) were recorded. Payments charged against the SMI restructuring reserve totaled approximately $8.5 million for severance and other employee related costs and $3.5 million for costs associated with the closure of facilities as of December 31, 2000. The company expects that the remaining restructuring reserves will be utilized during 2001.

The following unaudited pro forma consolidated results of operations give effect to the SMI acquisition as though it had occurred on January 1, 1999 and includes certain adjustments, such as additional amortization expense as a result of goodwill and increased interest expense related to debt incurred for the acquisition.

       (In thousands, except per share data)       Twelve Months Ended
                                                    December 31, 1999
                                                    -----------------
       Net sales                                        $958,754
       Net income                                         42,017
       Income per share - basic                             1.39
       Income per share - diluted                           1.37

INVACARE CORPORATION AND SUBSIDIARIES

ACQUISITIONS--Continued

Pro forma net sales and net income are not necessarily indicative of the net sales and net income that would have occurred had the acquisition been made at the beginning of the period or the results that may occur in the future.

In January 1998, the company acquired for approximately $132 million in cash all outstanding shares of Invacare Supply Group (ISG), formerly known as Suburban Ostomy Supply Company, Inc., a leading national direct marketing wholesaler of medical supplies and related products to the home care industry. The operating results of this acquisition were included in the company's consolidated results of operations from the date of acquisition. The transaction was accounted for by the purchase method of accounting.

LEASES AND COMMITMENTS

The company leases a substantial portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms of up to 10 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2000, the company is committed under non-cancelable operating leases which have initial or remaining terms in excess of one year and expire on various dates through 2008. Lease expenses were approximately $11,269,000 in 2000, $9,178,000 in 1999 and $7,975,000 in 1998.
Future minimum operating lease commitments as of December 31, 2000, are as follows:

                       Year                     Amount
                       ----                     ------
                              (In thousands)
                       2001                    $ 8,658
                       2002                      6,111
                       2003                      3,949
                       2004                      2,342
                       2005                        937
                 Thereafter                        727
                                                ------
Total Future Minimum Lease Payments            $22,724
                                               =======

The amount of buildings and equipment capitalized in connection with capital leases was $4,360,000 and $3,713,000 at December 31, 2000 and 1999,
respectively. At December 31, 2000 and 1999, accumulated amortization was $2,033,000 and $2,172,000, respectively.

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

Contribution expense for the above plans in 2000, 1999 and 1998 was $5,071,000, $5,328,000, and $4,308,000, respectively.

The company also sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives to recapture benefits lost due to governmental limitations on qualified plan contributions. The projected benefit obligation related to this unfunded plan was $25,951,000 at December 31, 2000. Pension expense for the plan in 2000, 1999 and 1998 was $1,714,000, $1,168,000, and $1,085,000, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

SHAREHOLDERS' EQUITY TRANSACTIONS

At December 31, 2000, the company had 100,000,000 authorized Common Shares, without par value, and 12,000,000 authorized Class B Common Shares, without par value. In general, the Common Shares and the Class B Common Shares have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share, carry a 10% lower cash dividend rate and, in general, can only be transferred to family members. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis.

At December 31, 2000, the company had 300,000 shares of Serial Preferred Shares authorized, none of which were issued or outstanding. Serial Preferred Shares are entitled to one vote per share.

During 1994, the Board of Directors adopted and the Shareholders approved the 1994 Performance Plan (the "1994 Plan"). In May, 2000, the 1994 Plan was amended to increase the number of Common Shares reserved for issuance by 2,000,000 Commons Shares. The 1994 Plan, as amended, provides for the issuance of up to 5,500,000 Common Shares in connection with stock options and other awards granted under the 1994 Plan. The 1994 Plan, as amended, allows the Compensation Committee of the Board of Directors (the "Committee") to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock). The Committee has the authority to determine the employees and directors that will receive awards, the amount of the awards and the other terms and conditions of the awards. Payments of the stock appreciation rights may be made in cash, Common Shares or a combination thereof. There were no stock appreciation rights outstanding at December 31, 2000, 1999 or 1998. During 2000, the Committee, under the 1994 Plan, granted 1,082,056 non-qualified stock options for a term of ten years at 100% of the fair market value of the underlying shares on the date of grant.

The company also has a Stock Option Plan for non-employee Directors. The plan was approved May 27, 1992 and provides for the granting of up to a maximum of 100,000 options to eligible new Directors. Directors will receive grants with exercise prices at 100% of the fair market value of the company's stock on the date of grant. At December 31, 2000, there were 12,550 options outstanding under this plan. During 2000, no options were granted under this plan.

The Plans have provisions for the net share settlement of options. Under these provisions, the company settled 79,922 treasury shares for $2,663,062 in 2000, 78,433 treasury shares for $1,860,663 in 1999 and 144,489 treasury shares for $3,120,476 in 1998.

As of December 31, 2000, an aggregate of 10,741,722 Common Shares were reserved for conversion of Class B Common Shares, future rights (as defined below) and the exercise and future grant of options.

                                                                    Weighted                   Weighted                   Weighted
                                                                     Average                    Average                    Average
                                                                    Exercise                   Exercise                   Exercise
                                                           2000        Price          1999        Price          1998        Price
                                                           ----     --------          ----     --------          ----     --------
     Options outstanding at January 1,                 4,059,133      $18.70     3,057,020       $16.90     2,967,762       $15.05
     Granted                                           1,082,056       24.33     1,397,080        20.75       517,707        23.68
     Exercised                                          (659,187)      11.35      (285,575)        7.39      (337,933)        9.29
     Canceled                                           (192,239)      22.37      (109,392)       23.70       (90,516)       23.67
                                                        ---------      -----      ---------       -----       --------       -----
     Options outstanding at December 31,               4,289,763      $21.08     4,059,133       $18.70     3,057,020       $16.90
                                                       =========      ======     =========      =======     =========       ======

     Options price range at December 31,                  $ 7.50                    $ 2.19                     $ 2.19
                                                              to                        to                         to
                                                         $ 31.25                   $ 27.50                    $ 27.50

     Options exercisable at December 31,               1,965,220                 2,018,674                  1,906,538
     Options available for grant at December 31,       1,466,643                   356,460                  1,644,148

INVACARE CORPORATION AND SUBSIDIARIES

SHAREHOLDERS' EQUITY TRANSACTIONS--Continued

The company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the company's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                (In thousands except per share data)                               2000               1999                1998
                --------------------------------------------------------------------------------------------------------------
                Net earnings - as reported                                      $59,911            $41,494             $45,792
                Net earnings - pro forma                                        $55,839            $38,639             $43,302
                Earnings per share as reported - basic                           $ 1.99             $ 1.38              $ 1.53
                Earnings per share as reported - assuming dilution               $ 1.95             $ 1.36              $ 1.50

                Pro forma earnings per share - basic                             $ 1.85             $ 1.28              $ 1.45
                Pro forma earnings per share - assuming dilution                 $ 1.82             $ 1.26              $ 1.42

The assumption regarding the stock options issued in 2000, 1999 and 1998 was that 25% of such options vested in the year following issuance. The stock options awarded during the year provided a four year vesting period whereby options vest equally in each year. Current and prior years pro forma disclosures may be adjusted for forfeitures of awards that will not vest because service or employment requirements have not been met.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000: dividend yield of 1.35%; expected volatility of 29.7%; risk-free interest rate of 4.96%; and an expected life of
6.8 years. The weighted-average fair value of options granted during the year 2000, per the Black-Scholes model based on the expected exercise year of 2007, is $8.99.

The plans provide that shares granted come from the company's authorized but unissued common stock or treasury shares. Pursuant to the plan, the Committee has established that the 2000 grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. The weighted-average remaining contractual life of options outstanding at December 31, 2000 is 7.6 years.

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

INVACARE CORPORATION AND SUBSIDIARIES

NET EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net earnings per common share.

                                                                                2000                   1999              1998
                                                                                ----                   ----              ---
                                                                                    (In thousands except per share data)
             Basic
                Average common shares outstanding                             30,128                 30,138            29,932

                Net earnings                                                 $59,911                $41,494           $45,792

                Net earnings per common share                                $  1.99                $  1.38           $  1.53

             Diluted
                Average common shares outstanding                             30,128                 30,138            29,932
                Stock options                                                    633                    481               651
                                                                             -------                -------           -------
                Average common shares assuming dilution                       30,761                 30,619            30,583

                Net earnings                                                 $59,911               $ 41,494          $ 45,792

                Net earnings per common share                                 $ 1.95                 $ 1.36            $ 1.50


OTHER COMPREHENSIVE EARNINGS (LOSS)

The components of other comprehensive earnings (loss) are as follows:

(In thousands)

                                                                                        Unrealized
                                                                  Currency          Gain (Loss) on
                                                                Translation     Available-for-Sale
                                                                Adjustments             Securities        Total
                                                                -----------     ------------------      ---------
Balance at January 1, 1998                                        $ (7,575)               $ 1,069       $ (6,506)
Foreign currency translation adjustments                              (561)                                 (561)
Unrealized gain (loss) on available for sale securities                                    (1,057)        (1,057)
Deferred tax (expense) benefit relating to unrealized gain
    (loss) on available for sale securities                                                   412            412
                                                                 -----------     ------------------      ---------
Balance at December 31, 1998                                        (8,136)                   424         (7,712)

Foreign currency translation adjustments                            (1,561)                               (1,561)
Unrealized gain (loss) on available for sale securities                                       487            487
Deferred tax (expense) benefit relating to unrealized gain
    (loss) on available for sale securities                                                  (190)          (190)
                                                                -----------     ------------------      ---------
Balance at December 31, 1999                                        (9,697)                   721         (8,976)

Foreign currency translation adjustments                           (34,793)                              (34,793)
Unrealized gain (loss) on available for sale securities                                       556            556
Deferred tax (expense) benefit relating to unrealized gain
    (loss) on available for sale securities                                                  (217)          (217)
                                                                -----------     ------------------      ---------
Balance at December 31, 2000                                      $(44,490)                $ 1,060      $(43,430)
                                                                ===========     ==================      =========

INVACARE CORPORATION AND SUBSIDIARIES

LONG-TERM OBLIGATIONS

Long-term obligations as of December 31, 2000 and 1999 consist of the following:

                                                                                           2000             1999
                                                                                           ----             ----
                                                                                               (In thousands)
$25,000,000 senior notes at 7.45%, mature in February 2003                              $10,715          $14,285
$80,000,000 senior notes at 6.71%, due in February 2008                                  80,000           80,000
$20,000,000 senior notes at 6.60%, due in February 2005                                  20,000           20,000
Revolving credit agreement ($425,000,000 multi-currency) at .185% to
     .375% above local interbank offered rates, expires October 31, 2002                271,584          326,873
Notes and mortgages payable, secured by buildings and equipment                           4,215            2,374
Capitalized lease obligations                                                             2,465            1,584
Product liability                                                                         2,201            5,683
Deferred federal income taxes                                                             2,886            1,172
Other, principally SERP                                                                  10,387           13,372
                                                                                       ---------        ---------
                                                                                        404,453          465,343
          Less current maturities of long-term obligations                                5,807            6,401
                                                                                       ---------        ---------
                                                                                       $398,646         $458,942
                                                                                       =========        =========

In 1997, the company entered into a $425,000,000 multi-currency revolving credit agreement with a group of commercial banks, which expires on October 31, 2002, or such later date as mutually agreed upon by the company and the banks. Borrowings denominated in foreign currencies aggregated $45,220,000 at December 31, 2000 and $185,349,000 at December 31, 1999. The borrowing rates under the agreement are determined based on the funded debt to capitalization ratio of the company as defined in the agreement and range from .185% to .375% above the various interbank offered rates. As of December 31, 2000 and 1999, the weighted average floating interest rate on U.S. borrowings was 6.15% and 5.68%, respectively. The agreement requires the company to maintain certain conditions with respect to net worth, funded debt to capitalization, and interest coverage as defined in the agreement. At December 31, 2000, $148,499,394 of retained earnings is available for dividends.

In March 2000, the company fixed the interest rate on $25,000,000 of its U.S. dollar borrowings through two interest rate swap agreements. One agreement is for $15,000,000 U.S. dollars and the other agreement is for $10,000,000 U.S. dollars. The effect of the swaps is to exchange a short-term floating interest rate for a fixed rate of 7.03% on one agreement and 7.04% on the other agreement

In November 1999, the company fixed the interest rate on $25,000,000 of its U.S. dollar borrowings through an interest rate swap agreement. The effect of the swap is to exchange a short-term floating interest rate for a fixed rate of 6.29% for a two year term.

In May 1999, the company fixed the interest rate on $20,000,000 of its U.S. dollar borrowings through two interest rate swap agreements. Each agreement is for $10,000,000 U.S. dollars. The effect of the swaps is to exchange a short-term floating interest rate for a fixed rate of 5.63% for a four year term on both agreements.

The notes and mortgages payable financed the purchase of certain buildings and equipment which secure the obligations. The notes and mortgages payable bear interest at rates from 5.7% to 12.3% and mature through 2021.

The capital leases are principally for manufacturing facilities with payments due through 2009.

The company is self-insured for a portion of its product liability and certain other liability exposures. Product liability for domestically manufactured products is insured through the company's captive insurance company, which insures annual aggregate policy losses of $5 million. In the prior two policy years, the limit of liability was $2 million per claim and $3 million in the aggregate. The company also has additional layers of coverage insuring $85,000,000 in annual aggregate losses arising from individual claims that exceed the captive insurance company policy limits.

The aggregate minimum combined maturities of long-term obligations are approximately $5,807,000 in 2001, $277,722,000 in 2002, $4,621,000 in 2003,
$477,000 in 2004, $347,000 in 2005 and $101,148,000 thereafter. Interest paid on borrowings was $29,987,000,  $21,646,000 and $18,995,000 in 2000, 1999 and 1998,
respectively.

INVACARE CORPORATION AND SUBSIDIARIES

INCOME TAXES

Earnings before income taxes consist of the following:

                                                      2000               1999               1998
                                                  --------           --------           --------
                                                                  (In thousands)
                        Domestic                  $ 67,730           $ 52,924           $ 69,037
                        Foreign                     30,486             15,020              6,032
                                                  --------           --------           --------
                                                  $ 98,216           $ 67,944           $ 75,069
                                                  ========           ========           ========


The company has provided for income taxes as follows:

                                                      2000               1999               1998
                                                  --------           --------           --------
                                                                  (In thousands)
                        Current:
                           Federal                $ 24,704            $ 10,157          $ 16,428
                           State                     4,100               2,800             4,000
                           Foreign                  11,134               8,755             4,642
                                                    ------             --------          -------
                                                    39,938              21,712            25,070

                        Deferred:
                           Federal                  (2,192)              7,698             4,471
                           State                        -                  -                  -
                           Foreign                     559              (2,960)             (264)
                                                     ------            --------         --------
                                                    (1,633)              4,738             4,207
                                                     ------            --------         --------
                        Income Taxes               $ 38,305           $ 26,450          $ 29,277
                                                   ========           =========         ========

At December 31, 2000, the company had foreign tax loss carryforwards of approximately $8,210,000 of which $4,100,000 are non-expiring, $1,340,000 expire between 2001 and 2004 and $2,700,000 expire in 2005.

The company made income tax payments of $28,626,000, $13,264,000 and $13,731,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

A reconciliation to the effective income tax rate from the federal statutory rate follows:

                                                       2000               1999               1998
                                                    --------          --------           --------
          Statutory federal income tax rate            35.0%              35.0%             35.0%
          State and local income taxes, net of
            Federal income tax benefit                  2.7                2.7               3.5
          Tax credits                                  (1.9)              (2.1)             (2.3)
          Goodwill                                      3.2                3.8               2.9
          Other, net                                      -                (.5)              (.1)
                                                     --------          --------           --------

                                                       39.0%              38.9%             39.0%
                                                     ========          ========           ========


INVACARE CORPORATION AND SUBSIDIARIES

INCOME TAXES--Continued


Significant components of deferred income tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                            2000             1999
                                                                        --------         --------
                                                                                (In thousands)
          Current deferred income tax assets, net:
               Bad debt                                                 $ 12,360          $ 7,056
               Warranty                                                    1,794            1,336
               Inventory                                                   2,102            3,313
               Other accrued expenses and reserves                         5,680            7,005
               State and local taxes                                       1,932            2,019
               Litigation reserves                                         3,730            2,367
               Compensation and benefits                                   2,422            2,175
               Product liability                                             254              274
               Loss carryforwards                                          1,555               72
               Other, net                                                   (224)             944
                                                                        --------         --------
                                                                        $ 31,605         $ 26,561
                                                                        --------         --------

          Long-term deferred income tax assets (liabilities), net:
               Fixed assets                                               (9,477)          (7,303)
               Product liability                                             899            1,144
               Loss carryforwards                                          1,015              800
               Compensation and benefits                                   4,590            3,725
               State and local taxes                                       2,400            2,400
               Valuation reserve                                          (1,092)            (848)
               Other, net                                                 (1,221)          (1,090)
                                                                        --------         --------
                                                                         $(2,886)        $ (1,172)
                                                                        --------         --------

          Net Deferred Income Taxes                                     $ 28,719         $ 25,389
                                                                        ========         ========


INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                               QUARTER ENDED
                                                                      (In thousands, except per share data)
                        2000                            March 31,         June 30,     September 30,      December 31,
                        ----                            ---------       ----------     -------------      ------------
    Net sales                                            $245,593         $247,542          $251,728          $268,299
    Gross profit                                           72,880           79,669            79,324            85,401
    Earnings before income taxes                           16,351           22,440            28,551            30,874
    Net earnings                                            9,974           13,689            17,416            18,832
    Net earnings per share - basic                            .33              .46               .58               .62
    Net earnings per share - assuming dilution                .33              .45               .57               .61

                        1999                            March 31,         June 30,     September 30,       December 31,
                        ----                            ---------       ----------     -------------       -----------
    Net sales                                            $197,221         $203,323          $224,463          $257,767
    Gross profit                                           56,737           62,085            70,507            81,858
    Earnings before income taxes                           13,922           19,538            23,068            11,416
    Net earnings                                            8,492           11,914            14,077             7,011
    Net earnings per share - basic                            .28              .39               .46               .23
    Net earnings per share - assuming dilution                .28              .39               .46               .23

See non-recurring and unusual items footnote for disclosure of credits/charges taken in the fourth quarter of 2000 and 1999.

INVACARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS

The company operates in three primary business segments based on geographical area: North America, Europe and Australasia. The three reportable segments represent operating groups which offer products to different geographic regions.

The North America segment consists of five operating groups which sell the following products: wheelchairs, scooters, seating products, self care products, home care beds, low air loss therapy products, patient transport products, distributed products, extended care and furniture products, respiratory and other products. The Europe segment consists of one operating group that sells primarily wheelchairs, scooters, self care products, patient lifts and slings and oxygen products. The Australasia segment consists of two operating groups which sell primarily custom power wheelchairs, electronic wheelchair controllers, oxygen products and patient aids. Each business segment sells to the home health care, retail and extended care markets.

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers is not considered in evaluating segment performance. Intersegment revenue for reportable segments are $61,372,000, $57,027,000 and $47,881,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

The information by segment is as follows (In thousands):

Year ended December 31, 2000
                                                North                  Australia/             All
                                               America      Europe        Asia             Other*       Consolidated
                                              ----------- ------------ ------------ --------------- ----------------
      Revenues from external customers          $741,255     $238,208     $ 33,699               -       $1,013,162
      Depreciation and amortization               21,070        8,814        1,585               -           31,469
      Net interest expense                        19,867        7,342          195          (7,358)          20,046
      Earnings (loss) before income taxes        125,188       12,142       10,859         (49,973)          98,216
      Assets                                     535,067      278,591       32,601         105,596          951,855
      Expenditures for assets                     16,884        7,922        1,639               -           26,445

Year ended December 31, 1999
                                                North                  Australia/             All
                                               America      Europe        Asia             Other*       Consolidated
                                              ----------- ------------ ------------ --------------- ----------------

      Revenues from external customers          $667,658     $189,371     $ 25,745               -         $882,774
      Depreciation and amortization               18,115        6,230        1,633               -           25,978
      Net interest expense                        14,792        1,605          459          (2,692)          14,164
      Earnings (loss) before income taxes        109,134         (541)       8,590         (49,239)          67,944
      Assets                                     529,397      302,465       29,679          93,744          955,285
      Expenditures for assets                     27,082        3,586        2,140               -           32,808

Year ended December 31, 1998
                                                North                  Australia/             All
                                               America      Europe        Asia             Other*       Consolidated
                                               ----------- ------------ ------------ --------------- ----------------

      Revenues from external customers          $650,788     $130,335     $ 20,066               -         $801,189
      Depreciation and amortization               18,283        5,327          140               4           23,754
      Net interest expense                        11,729        1,765        1,398          (3,307)          11,585
      Earnings (loss) before income taxes        122,730       (1,002)       2,862         (49,521)          75,069
      Assets                                     507,397      134,143       25,010          72,206          738,756
      Expenditures for assets                     35,219        4,997           93               -           40,309

* Consists of the Invacare captive insurance unit, domestic export unit and corporate selling, general and administrative costs, which do not meet the quantitative criteria for determining reportable segments.

INVACARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS--Continued

         Net sales by product, are as follows:

      North America                                          2000          1999             1998
      -------------                                       ----------- ---------------- ---------------
      Rehab                                                 $190,228         $176,022        $176,056
      Standard Wheelchairs                                   110,101           97,108         102,468
      Distributed                                            122,991          104,264          95,887
      Personal Care/Patient Transport/Beds                   162,675          138,672         129,263
      Respiratory                                             84,074           80,021          70,724
      Institutional products                                  30,833           32,223          31,463
      Parts                                                   19,472           18,671          17,906
      Other                                                   20,881           20,677          27,021
                                                            --------         --------        --------
                                                            $741,255         $667,658        $650,788
                                                            ========         ========        ========

      Europe                                                 2000          1999             1998
      ------                                              ----------- ---------------- ---------------
      Rehab                                                 $ 92,668          $50,579        $ 38,996
      Standard Wheelchairs                                    46,401           76,705          50,188
      Personal Care/Patient Transport/Beds                    46,218           39,184          22,010
      Respiratory                                              7,150            6,321           4,642
      Institutional products                                  11,349                -               -
      Parts                                                   28,714                -               -
      Other                                                    5,708           16,582          14,499
                                                            --------         --------        --------
                                                            $238,208         $189,371        $130,335
                                                            ========         ========        ========


      Australasia                                            2000          1999             1998
      -----------                                         ----------- ---------------- ---------------
      Rehab                                                 $ 25,652         $ 20,501        $ 20,066
      Standard Wheelchairs                                     1,282              179               -
      Distributed                                                221                -               -
      Personal Care/Patient Transport/Beds                     1,138              256               -
      Respiratory                                              4,817            4,808               -
      Other                                                      589                -               -
                                                            --------         --------        --------
                                                            $ 33,699         $ 25,744        $ 20,066
                                                            ========         ========        ========

      Total Consolidated                                  $1,013,162         $882,774        $801,189
                                                          ==========         ========        ========


No single customer accounted for more than 5% of the company's sales.

CONCENTRATION OF CREDIT RISK

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. To further assist dealers in reducing their cash requirements for inventory and rental equipment, the company provides various financing options for certain types of products through Invacare Credit Corporation "ICC". In a typical financing arrangement, the company sells the equipment on a financing contract to the dealer for periods ranging from 6 to 48 months. The majority of these transactions are
secured  with  a  UCC-1  filing,   purchase  money  securities  and/or  personal
guarantees.

As of November 15, 2000, ICC converted its commercial purchase agreements into leases and has contracted with DLL, a subsidiary of Robo Bank of the Netherlands, for the sale of such leases. The company also transferred a portion of the existing ICC portfolio to DLL for cash ($16,000,000). No gain or loss was recognized on the transfer of the existing portfolio. The agreement for the third party credit, as well as the transfer of receivables, is with partial recourse to Invacare.

INVACARE CORPORATION AND SUBSIDIARIES

CONCENTRATION OF CREDIT RISK--Continued

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

Other investments: The company has made other investments in limited partnerships and non-marketable equity securities. These investments were acquired in private placements and there are no quoted market prices or stated rates of return. It is not practicable to estimate the fair value of these investments because of the limited information available and because of the significance of the cost to obtain an outside appraisal. The investments are carried at their cost of $21,838,000 in 2000 and $13,651,000 in 1999 and are accounted for using the cost method.

The carrying amounts and fair values of the company's financial instruments at December 31, 2000 and 1999 are as follows:


                                                                              2000                                1999
                                                                             ------                              ------
                                                                     Carrying         Fair              Carrying         Fair
                                                                       Value         Value                Value         Value
                                                                     --------       -------             --------        ------
                                                                                             (In thousands)
                Cash and cash equivalents                             $12,357       $12,357             $18,258       $18,258
                Marketable securities                                   2,060         2,060               2,188         2,188
                Installment receivables                                69,567        69,567              93,390        93,390
                Long-term debt (including current                     386,514       381,649             443,532       430,936
                    maturities)
                Interest rate swaps (fair value liability)            -                (267)                            1,105
                                                                                                   -

INVACARE CORPORATION AND SUBSIDIARIES

FAIR VALUES OF FINANCIAL INSTRUMENTS--Continued

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

The gains and losses that result from the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. At December 31, 2000 and 1999, the gain/(loss) resulting from forward contracts was not material to the financial statements.

The following table represents the fair value of all outstanding forward contracts at December 31, 2000 and 1999. The valuations are based on market rates. All forward contracts noted below mature before January, 2002 and January, 2001 respectively.

December 31, 2000
                                                                               Cost                                Market Value
                     U.S. dollar (In thousands)                          (Buy)/Sell           Gain/(Loss)            (Buy)/Sell
                     ---------------------------------------- --- ------------------ --------------------- ---------------------
                     British pound                                            $ 502                   $ 9                 $ 511
                     New Zealand dollar                                      (8,753)                   95                (8,658)
                     Euro                                                    13,035                   979                14,014
                     Mexican Peso                                             3,344                   (14)                3,330


December 31, 1999
                                                                               Cost                                Market Value
                     U.S. dollar (In thousands)                          (Buy)/Sell           Gain/(Loss)            (Buy)/Sell
                     ---------------------------------------- --- ------------------ --------------------- ---------------------
                     British pound                                           $(331)                $ (67)                 $(398)
                     New Zealand dollar                                    (12,054)                 (421)               (12,475)
                     German Mark                                             3,742                   208                  3,950
                     Australian dollar                                         144                     3                    147
                     Canadian dollar                                         5,049                  (109)                 4,940
                     French franc                                            2,857                   157                  3,014
                     Danish Kroner                                            (275)                   16                   (259)


NON-RECURRING AND UNUSUAL ITEMS

In 2000, as a result of repaying EURO and DKK denominated debt, the company realized a non-recurring pre-tax foreign currency gain of approximately $20,130,000. The gain was offset by charges in the fourth quarter aggregating $8,700,000 related primarily to closing two distribution centers and a manufacturing plant ($3,700,000), severance costs due to staff reductions (nine individuals) primarily at the corporate office ($1,000,000) and costs associated with the settlement of litigation ($4,000,000). During 2000, $1,064,000 was utilized primarily for severance payments. In addition, during the fourth quarter, the company also increased its bad debt reserve impacting selling, general and administrative expenses by approximately $8,000,000.

In 1999, the company announced non-recurring and unusual charges of $11,500,000 in the fourth quarter primarily related to the consolidation and integration of the operations of SMI and Invacare. The charges included reserves for employee severance ($3,000,000) and plant shutdowns and lease terminations ($4,400,000) and asset write-downs and other non-recurring items ($4,100,000). The personnel reductions and shut down of facilities are related to the integration of SMI and are required to obtain the expected synergies from the acquisition. Of these charges $2,400,000 have been utilized related employee severance, $2,000,000 have been utilized related to plant shutdown and lease termination, and $4,100,000 have been utilized related to asset write-downs and other non-recurring items. In addition, during the fourth quarter of 1999, the company also increased its bad debt reserve impacting selling, general and administrative expenses by approximately $3,300,000.

The company anticipates all initiatives for which charges have been reported will be substantially completed in 2001.

INVACARE CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                     COL. A            COL. B           COL. C            COL. D           COL. E
                                                     ------            ------           ------            ------           ------

                                                                                ADDITIONS
                                                     Balance           Charged          Charged To                         Balance
                                                     At                To               Other                              At
                                                     Beginning         Cost And         Accounts         Deductions-       End Of
         Description                                 Of Period         Expenses         Describe         Describe          Period
                                                                                (in thousands)
Year Ended December 31, 2000
----------------------------
Deducted from asset accounts --
         Allowance for doubtful accounts             $21,434           $13,731               -           $4,428(A)        $30,737

         Inventory obsolescence reserve               10,682             3,970               -            8,419(B)          6,233

Accrued warranty cost                                  7,758             7,446               -            7,287(B)          7,917

Accrued product liability                              6,825             7,114               -           11,058(D)          2,881

Year Ended December 31, 1999
----------------------------
Deducted from asset accounts --
         Allowance for doubtful accounts             $10,985           $ 10,139         $1,550(C)         $1,240(A)        $21,434

         Inventory obsolescence reserve                6,296              4,606          3,875(C)          4,095(B)         10,682

Accrued warranty cost                                  6,619              8,056              -             6,917(B)          7,758

Accrued product liability                              6,946              3,247              -             3,368(D)          6,825

Year Ended December 31, 1998
----------------------------
Deducted from asset accounts --
         Allowance for doubtful accounts             $15,179            $ 3,390        $   860(C)         $8,444(A)        $10,985

         Inventory obsolescence reserve                4,787              3,269            298(C)          2,058(B)          6,296

Accrued warranty cost                                  6,385              6,183               -            5,949(B)          6,619

Accrued product liability                              6,772              2,742               -            2,568(D)          6,946


NOTE (A)--Uncollectible accounts written off, net of recoveries.

NOTE (B)--Amounts written off or payments incurred.

NOTE (C)--Amounts recorded due to acquisition of subsidiaries.

NOTE (D)--Loss and loss adjustment.