Form 10-Q
period 2001-03-31
INVACARE CORP
filed 2001-05-11
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                       March 31, 2001
                      ---------------------------------------------------------

Commission File Number                      0-12938
                       --------------------------------------------------------

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

               One Invacare Way, P.O. Box 4028, Elyria, Ohio 44036
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (440) 329-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of May 8, 2001, the company had 29,461,881 Common Shares and 1,112,441 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  March 31, 2001 and December 31, 2000.........................3

         Condensed Consolidated Statement of Earnings -

                  Three Months Ended March 31, 2001 and 2000...................4

         Condensed Consolidated Statement of Cash Flows -

                  Three Months Ended March 31, 2001 and 2000...................5

         Notes to Condensed Consolidated Financial

                  Statements - March 31, 2001..................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations................9

Item 3.  Quantitative and Qualitative Disclosure of Market Risk...............12

Part II.  OTHER INFORMATION:
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.....................................13

SIGNATURES....................................................................14

Part I.  FINANCIAL INFORMATION
------------------------------
Item 1...         Financial Statements (Unaudited)

                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)
                                                                                        March 31,           December 31,
                                                                                             2001                   2000
                                                                                        ---------              ---------
ASSETS                                                                                           (In thousands)
------
CURRENT ASSETS
 .........Cash and cash equivalents                                                        $ 8,741                $12,357
 .........Marketable securities                                                                810                    845
 .........Trade receivables, net                                                           204,263                211,372
 .........Installment receivables, net                                                      54,630                 56,659
 .........Inventories                                                                      117,115                105,295
 .........Deferred income taxes                                                             31,815                 31,605
 .........Other current assets                                                              10,947                 14,275
                                                                                         --------                -------
 .........         TOTAL CURRENT ASSETS                                                    428,321                432,408

OTHER ASSETS                                                                               75,314                 74,305
PROPERTY AND EQUIPMENT, NET                                                               133,623                134,913
GOODWILL, NET                                                                             313,976                310,229
                                                                                         --------                -------
 .........         TOTAL ASSETS                                                           $951,234               $951,855
                                                                                         ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 .........Accounts payable                                                                 $88,855                $81,316
 .........Accrued expenses                                                                  89,290                 92,453
 .........Accrued income taxes                                                              21,379                 23,860
 .........Current maturities of long-term obligations                                        8,479                  5,807
                                                                                         --------               --------
 .........         TOTAL CURRENT LIABILITIES                                               208,003                203,436

LONG-TERM DEBT                                                                            360,930                384,316

OTHER LONG-TERM OBLIGATIONS                                                                13,582                 14,330

SHAREHOLDERS' EQUITY
 .........Preferred shares                                                                       0                      0
 .........Common shares                                                                      7,301                  7,301
 .........Class B common shares                                                                343                    343
 .........Additional paid-in-capital                                                        78,939                 79,105
 .........Retained earnings                                                                321,548                310,367
 .........Accumulated other comprehensive earnings                                         (38,494)               (43,430)
 .........Treasury shares                                                                     (918)                (3,913)
                                                                                         --------               --------
 .........         TOTAL SHAREHOLDERS' EQUITY                                              368,719                349,773
                                                                                         --------               --------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $951,234               $951,855
                                                                                         ========               ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Earnings - (unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                2001                 2000
                                                                            --------              --------
                                                                        (In  thousands except per share data)
Net sales                                                                   $254,149              $245,593
Cost of products sold                                                        177,259               172,713
                                                                             -------               -------
    Gross profit                                                              76,890                72,880
Selling, general and administrative expense                                   51,258                49,166
Amortization of Goodwill                                                       2,558                 2,259
Interest income                                                               (2,505)               (1,737)
Interest expense                                                               6,788                 6,841
                                                                             -------               -------
    Earnings before income taxes                                              18,791                16,351
Income taxes                                                                   7,235                 6,377
                                                                             -------               -------
    NET EARNINGS                                                            $ 11,556               $ 9,974
                                                                            ========               =======
    DIVIDENDS DECLARED PER COMMON SHARE                                        .0125                 .0125
                                                                            ========               =======
Net earnings per share - basic                                                $ 0.38                $ 0.33
                                                                            ========               =======
Weighted average shares outstanding - basic                                   30,472                29,998
                                                                            ========               =======
Net earnings per share - assuming dilution                                    $ 0.37                $ 0.33
                                                                            ========               =======
Weighted average shares outstanding - assuming dilution                       31,575                30,503
                                                                            ========               =======


See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                        2001            2000
                                                                                                    --------         --------
                                                                                                           (In  thousands)
OPERATING ACTIVITIES
         Net earnings                                                                               $ 11,556         $ 9,974
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                            8,410           7,849
              Provision for losses on receivables                                                      1,527           2,256
              Provision for deferred income taxes                                                        187           1,067
              Provision for other deferred liabilities                                                (1,009)         (1,172)
         Changes in operating assets and liabilities:
              Trade receivables                                                                        6,902          (2,666)
              Inventories                                                                            (11,581)         (3,384)
              Other current assets                                                                     3,472             561
              Accounts payable                                                                         9,713           7,478
              Accrued expenses                                                                        (8,192)         (8,179)
                                                                                                    --------         --------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           20,985          13,784

INVESTING ACTIVITIES
         Purchases of property and equipment                                                          (4,185)         (9,009)
         Proceeds from sale of property and equipment                                                    545              61
         Installment sales contracts                                                                   4,310           1,362
         Marketable securities                                                                            36              21
         Increase in other investments                                                                  (477)            (25)
         Increase in other long term assets                                                           (3,229)         (7,269)
         Other                                                                                           103            (600)
                                                                                                    --------         --------
                  NET CASH PROVIDED/(REQUIRED) BY INVESTING ACTIVITIES                                (2,897)        (15,459)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                             16,597          24,194
         Principal payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                         (38,580)        (21,364)
         Proceeds from exercise of stock options                                                       2,189             452
         Payment of Dividends                                                                           (378)           (372)
                                                                                                    --------         --------
                  NET CASH (REQUIRED)/PROVIDED BY FINANCING ACTIVITIES                               (20,172)          2,910

Effect of exchange rate changes on cash                                                               (1,532)           (845)
                                                                                                    --------         --------
Increase (decrease) in cash and cash equivalents                                                      (3,616)            390
Cash and cash equivalents at beginning of period                                                      12,357          18,258
                                                                                                    --------         --------
Cash and cash equivalents at end of period                                                           $ 8,741        $ 18,648
                                                                                                    ========         =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                                 March 31, 2001

Nature of Operations - Invacare Corporation and its subsidiaries (the "company") is the leading home medical equipment manufacturer in the world based on its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care, retail and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, seating and positioning systems, motorized scooters, patient aids, home care beds, low air loss therapy products, home respiratory products, bath equipment and distributed products.

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its majority owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000 and changes in its cash flows for the three months ended March 31, 2001 and 2000. Certain foreign subsidiaries are consolidated using a one-month lagging. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Business Segments - The company operates in three primary business segments based on geographical area: North America, Europe and Australasia. The three reportable segments represent operating groups which offer products to different geographic regions.

The North America segment consists of five operating groups which sell the following products: wheelchairs, scooters, seating products, self care patient aids, home care beds, low air loss therapy products, patient transport products, distributed products, extended care and furniture products, respiratory and other products. The Europe segment consists of one operating group that sells primarily wheelchairs, scooters, beds, seating, self care patient aids, patient lifts and slings and respiratory products. The Australasia segment consists of three operating groups which sell custom power wheelchairs, electronic wheelchair components, patient aids and lifts. Each business segment sells to the home health care, retail and extended care markets.

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers are not considered in evaluating segment performance. Intersegment revenue for reportable segments was $17,347,000 for the period ended March 31, 2001 and $16,213,000 for the same period a year ago.

The information by segment is as follows (in thousands):

                                                        Three Months Ended
                                                            March 31,
                                                       2001             2000
                                                   --------         --------
   Revenues from external customers
        North America                              $187,963         $177,402
        Europe                                       56,511           60,540
        Australia/Asia                                9,675            7,651
                                                   --------         --------
        Consolidated                               $254,149         $245,593

   Earnings (loss) before income taxes
        North America                               $31,144          $28,052
        Europe                                          351              394
        Australia/Asia                                2,743            2,289
        All Other *                                 (15,447)        (14,384)
                                                   --------         --------
        Consolidated                               $ 18,791         $ 16,351

     * Consists of the domestic export unit, corporate selling, general and administrative costs, and the Invacare captive insurance unit, which do not meet the quantitative criteria for determining reportable segments.

Net Income Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.

                                                            Three Months Ended
                                                                 March 31,
                                                           2001             2000
                                                         ------           ------
                                                        (In thousands except per
                                                               share data)
     Basic
       Average common shares outstanding                 30,472           29,998

       Net earnings                                     $11,556          $ 9,974

       Net earnings per common share                     $  .38            $ .33

     Diluted
       Average common shares outstanding                 30,472           29,998
       Stock options                                      1,103              505
                                                         ------           ------
       Average common shares assuming dilution           31,575           30,503

       Net earnings                                     $11,556          $ 9,974

       Net earnings per common share                     $  .37            $ .33

Accounting Policy for Derivative Instruments - Financial Accounting Standards Board Statement No. 133, Accounting for Derivatives and Hedging Activities (Statement 133), requires companies to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The company adopted the statement on January 1, 2001 and, accordingly, recognized a cumulative effect adjustment to other comprehensive income of $802,000.

Substantially all of the company's derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

To protect against decreases/increases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the company utilizes cash flow hedges to hedge portions of its forecasted purchases/sales denominated in foreign currencies.

The company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. Approximately 21% ($77.5 million) of the company's outstanding debt was designated as the hedged items to interest rate swap agreements at March 31, 2001. During the quarter ended March 31, 2001, the company recognized an immaterial gain related to swap agreements, which is reflected in interest expense on the statement of earnings.

During the quarter ended March 31, 2001, the company recognized a nominal gain related to forward contracts that do not qualify for special hedging treatment which is included in costs of products sold on the statement of earnings. The company recognized no gain or loss related to hedge ineffectiveness or discontinued cash flow hedges.

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                      2001                 2000
                                                   -------               -------
    Net earnings                                   $11,556               $9,974
    Foreign currency translation (loss)              6,994               (1,890)
    Unrealized gain or (loss) on
      available for sale securities                    275                  468
    Cumulative effect upon adoption of FAS 133         802                    0
    Current period unrealized loss on cash          (3,135)                   0
      flow hedges
                                                   -------              -------

    Total comprehensive earnings                   $16,492               $8,552
                                                   =======               =======

Statement of Cash Flows - The company made payments (in thousands) of:

                                                         Three Months Ended
                                                              March 31,
                                                    2001                    2000
                                                 -------                 -------
       Interest                                  $12,033                  $8,389
       Income taxes                                8,191                   3,052

Inventories - Inventories consist of the following components (in thousands):

                                               March 31,            December 31,
                                                   2001                    2000
                                                 -------                 -------
       Raw materials                            $ 31,368                $ 29,417
       Work in process                            18,891                  15,039
       Finished goods                             66,856                  60,839
                                                 -------                 -------
                                               $ 117,115               $ 105,295
                                                ========                ========

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                               March 31,            December 31,
                                                   2001                    2000
                                                -------                 -------
       Land, buildings and improvements        $ 55,610                $ 55,760
       Machinery and equipment                  175,876                 176,885
       Furniture and fixtures                    14,201                  13,443
       Leasehold improvements                    11,773                  10,308
                                                -------                 -------
                                                257,460                 256,396
       Less allowance for depreciation         (123,837)               (121,483)
                                                -------                 -------
                                               $133,623                $134,913
                                               ========                ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 2001 were $254,149,000 compared to $245,593,000 for the same period a year ago, representing a 3% increase. Excluding the negative impact from currency translation, overall sales increased 7%. The increase was driven primarily by strong increases in North American and Australasian sales principally do to higher unit volumes.

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs and seating), Standard (manual wheelchairs, personal care, beds, low air loss therapy and patient transport equipment), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy and associated respiratory) and Distributed (ostomy, incontinence, wound care and other medical supplies) products, increased 6% from the prior year. The gain was principally due to sales volume increases in Rehab and Standard Products offset by shortfalls in Respiratory and Distributed product lines.

European Operations

European sales decreased to $56,511,000 from $60,540,000 in the first quarter last year. Adjusting for the impact of exchange rate differences, European sales increased 2% in the quarter versus the same period a year ago. The increased sales were above the company's expectations for the quarter and reverses a trend of declining sales experienced in the second half of 2000.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and Invacare New Zealand, a distribution business. Sales for the Australasia group increased 47%, excluding the negative impact of 20% from foreign currency translation. Sales were positively impacted by increased market share in the Australasia market.

GROSS PROFIT

Gross profit as a percentage of net sales for the three month period ended March 31, 2001 was 30.3% compared to 29.7% for the same period last year. The overall increase in margins as a percentage of net sales is a result of the company's improved manufacturing productivity and the positive impact from the price increase implemented last year in North America. Margins for North American operations improved to 28.7% compared to 28.1% reported in the prior year. Gross profit for Europe declined approximately 1% while improving in Australasia.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense (including the amortization of goodwill) as a percentage of net sales for the three months ended March 31, 2001 was 21.2% compared to 21.0% in the same period a year ago. The dollar increase was $2,390,000 or 4.6%, which was primarily the result of continued investment in programs to drive future growth. Excluding the impact of acquisitions and foreign currency, selling, general and administrative expense as a percent of sales increased 7.9% compared with the prior year.

North American selling, general and administrative costs as a percentage of net sales remained flat compared to the prior year. The overall dollar increase was $1,042,000 with foreign currency having an immaterial impact. European and Australasia operations' selling, general and administrative costs grew at a slower rate than sales for the quarter.

NON-RECURRING CHARGE

In 2000, the company announced non-recurring and unusual charges of $8,700,000 primarily related to closing two distribution centers and a manufacturing plant, severance costs due to staff reductions primarily at the corporate office and costs associated with the settlement of litigation. Of these charges, $4,023,000 has been utilized through March 31, 2001 including $2,499,000 in the first quarter of 2001 for the settlement of litigation and $460,000 for the payment of severance costs. The company anticipates all of the remaining charge to be utilized in 2001.

In 1999, the company announced non-recurring and unusual charges of $11,500,000 primarily related to the acquisition of Scandinavian Mobility International AS ("SMI"). Of these charges, $8,800,000 has been utilized through March 31, 2001 including $300,000 in the first quarter of 2001 for asset writedowns and other non-recurring items. The company anticipates all of the remaining charge to be utilized in 2001.

INTEREST

Interest income in the three months ended March 31, 2001 increased by approximately $768,000 compared to the same period a year ago as increased rates positively impacted the profitability of the portfolio.

For the quarter, interest expense decreased from the same period a year ago as a result of debt paydown efforts.

INCOME TAXES

The company had an effective tax rate of 38.5% compared to an effective tax rate of 39.0% in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term obligations decreased $23.4 million to $360.9 million for the three months ended March 31, 2001. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines of credit and working capital management. As of March 31, 2001, the company had approximately $192.0 million available under its lines of credit. Pursuant to the most restrictive covenant of its debt arrangements the company could borrow up to an additional $324 million.

The company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined. The company is in compliance with all of the conditions.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of March 31, 2001. The company expects to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 2001 will approximate $29 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $21.0 million for the first quarter of 2001 compared to $13.8 million in 2000. Operating cash flows increased in 2001 primarily due to a decrease in receivables and an increase in accounts payable, resulting from the company's cash management efforts. These increases were partially offset by an increase in inventory.

Cash flows required by investing activities were $2.9 million for the first quarter of 2001 compared to cash flows required of $15.4 million in 2000. The increase is a result of increased payments received on installment receivables and lower capital expenditures.

Cash flows required by financing activities were $20.2 million compared to cash provided of $2.9 million in 2000. Financing activities for the first quarter of 2001 were impacted by the company's continued effort to pay down long term borrowings.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On February 15, 2001, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of April 2, 2001, to be paid on April 13, 2001. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on March 31, 2001 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,764,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the company's financial condition or results of operations.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this form 10-Q constitute forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "achieve," "increase," "plan," "can," "expect," "pursue," "benefit," "continue," "exceed," "improve," "believe," "build," "strengthen," "new," "lower," "drive," "seek," "hope," and "create," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those anticipated as a result of risks and uncertainties which include, but are not limited to the following: pricing pressures, increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues including those that affect the viability of customers, the effect of offering customers competitive financing terms, Invacare's ability to effectively identify, acquire and integrate strategic acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions, the timely completion of facility consolidations, the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions, foreign currency and interest rate risk, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission.

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

                              INVACARE CORPORATION


                                                       By:/S/ Thomas R. Miklich
                                                          ----------------------
                                                              Thomas R. Miklich
                                                         Chief Financial Officer

Date:  May 11, 2001