Form 10-Q
period 2001-06-30
INVACARE CORP
filed 2001-08-13
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                       June 30, 2001
                      ----------------------------------------------------------

Commission File Number                      0-12938
                       ---------------------------------------------------------

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

As of August 9, 2001, the company had 29,553,415 Common Shares and 1,112,187 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  June 30, 2001 and December 31, 2000..........................3

         Condensed Consolidated Statement of Earnings -

                  Three and Six Months Ended June 30, 2001 and 2000............4

         Condensed Consolidated Statement of Cash Flows -

                  Six Months Ended June 30, 2001 and 2000......................5

         Notes to Condensed Consolidated Financial

                  Statements - June 30, 2001...................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............10

Item 3.  Quantitative and Qualitative Disclosure of Market Risk...............14

Part II.  OTHER INFORMATION:
---------------------------

Item 4.  Result of Votes of Security Holders..................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14

SIGNATURES....................................................................14

Part I.  FINANCIAL INFORMATION
------------------------------
Item 1...         Financial Statements (Unaudited)

                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)
                                                                                         June 30,           December 31,
                                                                                             2001                   2000
                                                                                          -------                -------
ASSETS                                                                                               (In thousands)
------
CURRENT ASSETS
 .........Cash and cash equivalents                                                        $ 8,498                $12,357
 .........Marketable securities                                                                954                    845
 .........Trade receivables, net                                                           218,225                211,372
 .........Installment receivables, net                                                      46,411                 56,659
 .........Inventories, net                                                                 111,404                105,295
 .........Deferred income taxes                                                             31,238                 31,605
 .........Other current assets                                                              14,626                 14,275
                                                                                          -------                -------
 .........         TOTAL CURRENT ASSETS                                                    431,356                432,408

OTHER ASSETS                                                                               78,825                 74,305
PROPERTY AND EQUIPMENT, NET                                                               132,597                134,913
GOODWILL, NET                                                                             300,118                310,229
                                                                                          -------                -------
 .........         TOTAL ASSETS                                                           $942,896               $951,855
                                                                                         ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
 .........Accounts payable                                                                 $85,627                $81,316
 .........Accrued expenses                                                                  89,502                 92,453
 .........Accrued income taxes                                                              24,823                 23,860
 .........Current maturities of long-term obligations                                        6,989                  5,807
                                                                                          -------                -------
 .........         TOTAL CURRENT LIABILITIES                                               206,941                203,436

LONG-TERM DEBT                                                                            350,535                384,316

OTHER LONG-TERM OBLIGATIONS                                                                13,950                 14,330

SHAREHOLDERS' EQUITY
 .........Preferred shares                                                                       0                      0
 .........Common shares                                                                      7,764                  7,301
 .........Class B common shares                                                                278                    343
 .........Additional paid-in-capital                                                        79,436                 79,105
 .........Retained earnings                                                                337,239                310,367
 .........Accumulated other comprehensive earnings                                         (53,242)               (43,430)
 .........Treasury shares                                                                       (5)                (3,913)
                                                                                          -------                -------
 .........         TOTAL SHAREHOLDERS' EQUITY                                              371,470                349,773
                                                                                          -------                -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $942,896               $951,855
                                                                                         ========               ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Earnings - (unaudited)

                                                                  Three Months Ended                 Six Months Ended
(In thousands except per share data)                                    June 30,                          June 30,
                                                                  2001             2000             2001              2000
                                                              --------         --------         --------          --------
Net sales                                                     $265,704         $247,542         $519,853          $493,135
Cost of products sold                                          184,849          167,873          362,108           340,586
                                                              --------         --------         --------          --------
    Gross profit                                                80,855           79,669          157,745           152,549
Selling, general and administrative expense                     49,085           49,891          100,343            99,057
Amortization of goodwill                                         1,959            2,229            4,517             4,488
Interest income                                                  2,171            1,841            4,676             3,578
Interest expense                                                 5,859            6,950           12,647            13,791
                                                              --------         --------         --------          --------
    Earnings before income taxes                                26,123           22,440           44,914            38,791
Income taxes                                                    10,057            8,751           17,292            15,128
                                                              --------         --------         --------          --------

    NET EARNINGS                                              $ 16,066         $ 13,689         $ 27,622          $ 23,663
                                                              ========         ========         ========          ========
    DIVIDENDS DECLARED PER
       COMMON SHARE                                              .0125            .0125            .0250             .0250
                                                              ========         ========         ========          ========

Net earnings per share - basic                                  $ 0.52           $ 0.46           $ 0.90            $ 0.79
                                                              ========         ========         ========          ========
Weighted average shares outstanding - basic                     30,606           30,085           30,539            30,042
                                                              ========         ========         ========          ========
Net earnings per share - assuming dilution                      $ 0.51           $ 0.45           $ 0.87            $ 0.77
                                                              ========         ========         ========          ========
Weighted average shares outstanding -
   assuming dilution                                            31,719           30,688           31,647            30,595
                                                              ========         ========         ========          ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                         Six Months Ended
                                                                                                              June 30,
                                                                                                        2001            2000
                                                                                                    --------        --------
                                                                                                          (In thousands)
OPERATING ACTIVITIES

         Net earnings                                                                               $ 27,622        $ 23,663
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                           16,784          15,416
              Provision for losses on receivables                                                      2,562           3,872
              Provision for deferred income taxes                                                        (45)          1,116
              Provision for other deferred liabilities                                                   (24)           (122)
         Changes in operating assets and liabilities:
              Trade receivables                                                                       (9,998)        (11,249)
              Inventories                                                                             (8,020)         (5,785)
              Other current assets                                                                      (516)           (331)
              Accounts payable                                                                         6,206          18,659
              Accrued expenses                                                                         1,007         (13,604)
                                                                                                     --------        --------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           35,578          31,635

INVESTING ACTIVITIES
         Purchases of property and equipment                                                          (9,741)        (14,204)
         Proceeds from sale of property and equipment                                                    560             108
         Installment sales contracts                                                                  13,052            (776)
         Marketable securities                                                                           128             442
         Increase in other investments                                                                (2,135)         (3,383)
         Increase in other long term assets                                                           (7,353)         (8,332)
         Other                                                                                        (1,259)         (1,355)
                                                                                                    --------        --------
                  NET CASH REQUIRED BY INVESTING ACTIVITIES                                           (6,748)        (27,500)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                             69,879          56,918
         Principal payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                        (101,465)        (63,601)
         Proceeds from exercise of stock options                                                       3,572           1,353
         Payment of dividends                                                                           (759)           (747)
                                                                                                    --------        --------
                  NET CASH REQUIRED BY FINANCING ACTIVITIES                                          (28,773)         (6,077)
Effect of exchange rate changes on cash                                                               (3,916)         (1,024)
                                                                                                    --------        --------
Increase in cash and cash equivalents                                                                 (3,859)         (2,966)
Cash and cash equivalents at beginning of period                                                      12,357          18,258
                                                                                                    --------        --------
Cash and cash equivalents at end of period                                                           $ 8,498        $ 15,292
                                                                                                     =======        ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                                  June 30, 2001

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

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its majority owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and 2000 and changes in its cash flows for the six months ended June 30, 2001 and 2000. Certain foreign subsidiaries are consolidated using a one-month lagging. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers are not considered in evaluating segment performance. Intersegment revenue for reportable segments was $16,803,000 and $34,150,000 for the three and six months ended June 30, 2001 respectively and $15,635,000 and $31,848,000 for the same periods a year ago.

The information by segment is as follows (in thousands):

                                                                     Three Months Ended                 Six Months Ended
                                                                            June 30,                         June 30,
                                                                     2001             2000             2001              2000
                                                                 --------         --------         --------          --------

   Revenues from external customers
        North America                                             $196,382          $179,042         $384,345         $356,444
        Europe                                                      57,664            60,205          114,175          120,745
        Australasia                                                 11,658             8,295           21,333           15,946
                                                                  --------          --------         --------         --------
        Consolidated                                              $265,704          $247,542         $519,853         $493,135
                                                                  ========          ========         ========         ========

   Earnings (loss) before income taxes
        North America                                             $ 32,541          $ 28,438         $ 63,685         $ 56,490
        Europe                                                       1,448             1,993            1,799            2,387
        Australasia                                                  3,600             2,674            6,343            4,963
        All Other *                                                (11,466)          (10,665)         (26,913)         (25,049)
                                                                  --------          --------         --------         --------
        Consolidated                                               $26,123           $22,440          $44,914          $38,791
                                                                  ========          ========         ========         ========

* Consists of the domestic export unit, corporate selling, general and administrative costs, and the Invacare captive insurance unit, which do not meet the quantitative criteria for determining reportable segments.

Net Income Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.

                                                                            Three Months Ended              Six Months Ended
                                                                                  June 30,                       June 30,
                                                                                   (In thousands except per share data)
                                                                            2001           2000           2001             2000
                                                                        --------       --------       --------         --------
Basic
   Weighted average common shares outstanding                             30,606         30,085         30,539           30,042

   Net income                                                            $16,066        $13,689        $27,622          $23,663

   Net income per common share                                            $  .52         $  .46         $  .90           $  .79

Diluted
   Weighted average common shares outstanding                             30,606         30,085         30,539           30,042
   Stock options                                                           1,113            603          1,108              553
                                                                        --------       --------       --------         --------
   Weighted average common shares assuming dilution                       31,719         30,688         31,647           30,595

   Net income                                                            $16,066        $13,689        $27,622          $23,663

   Net income per common share                                            $  .51         $  .45         $  .87           $  .77


Accounting Policy for Derivative Instruments - Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), requires companies to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The company adopted the statement on January 1, 2001.

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

The company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. Approximately 20% ($70 million) of the company's outstanding debt was designated as the hedged items to interest rate swap agreements at June 30, 2001. During the quarter ended June 30, 2001 and for the year, the company recognized an immaterial loss related to swap agreements, which is reflected in interest expense on the statement of earnings.

During the quarter ended June 30, 2001 and for the year, the company recognized a nominal gain related to forward contracts that do not qualify for special hedging treatment which is included in costs of products sold on the statement of earnings. The company recognized no gain or loss related to hedge ineffectiveness or discontinued cash flow hedges.

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                                           Three Months                    Six Months
                                                                               Ended                         Ended
                                                                              June 30,                      June 30,
                                                                         2001          2000           2001              2000
                                                                     --------       --------       --------         --------
  Net earnings                                                        $16,066        $13,689         $27,622          $23,663
  Foreign currency translation (loss)                                 (14,912)        (6,685)         (7,918)          (8,575)
  Unrealized gain (loss) on available for sale securities                (366)          (138)            (91)             330
  Cumulative effect upon adoption of FAS 133                                0              0             802                0
  Current period unrealized gain (loss) on cash flow
      Hedges                                                              530              0          (2,605)               0
                                                                     --------       --------        --------         --------

  Total comprehensive earnings                                        $ 1,318        $ 6,866         $17,810          $15,418
                                                                     ========       ========        ========         ========

Recently Issued Accounting Pronouncements - In July, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combination and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method for business combinations and prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also increases the disclosures required related to business combinations. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the new statement, goodwill and some intangible assets will no longer be amortized, but will be assessed for impairment. This statement is required to be implemented in the first quarter of 2002. Management is currently studying the potential effects of the adoption of these statements.

Statement of Cash Flows - The company made payments (in thousands) of :

                                                        Six Months Ended
                                                             June 30,
                                                    2001                    2000
                                                 -------                 -------
       Interest                                  $14,864                 $13,915
       Income taxes                               14,311                  13,592

Inventories - Inventories consist of the following components (in thousands):

                                                June 30,            December 31,
                                                    2001                    2000
                                                --------                --------
       Raw materials                            $ 28,168                $ 29,417
       Work in process                            20,496                  15,039
       Finished goods                             62,740                  60,839
                                                --------                --------
                                               $ 111,404               $ 105,295
                                                ========                ========

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                                June 30,            December 31,
                                                   2001                    2000
                                                --------                --------
       Land, buildings and improvements         $ 54,181               $ 55,760
       Machinery and equipment                   178,304                176,885
       Furniture and fixtures                     14,287                 13,443
       Leasehold improvements                     11,656                 10,308
                                                --------                --------
                                                 258,428                256,396
       Less allowance for depreciation          (125,831)              (121,483)
                                                --------                --------
                                                $132,597               $134,913
                                                ========               ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended June 30, 2001 were $265,704,000 compared to $247,542,000 the same period a year ago. Excluding the negative net impact of currency translation, overall net sales increased 10%. North America and Australasia posted solid sales increases, which positively impacted net sales for the quarter. For the first half, net sales increased to $519,853,000 compared to $493,135,000 the same period a year ago. Excluding the negative net impact of currency translation, overall first half-net sales increased 8% from the same period a year ago. The increase in the first half was driven by continued strong sales increases in North America and Australasia.

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs and seating), Standard (manual wheelchairs, personal care, beds, low air loss therapy and patient transport equipment), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy and associated respiratory) and Distributed (ostomy, incontinence, wound care and other medical supplies) products, increased 10% for the quarter and 8% for the first half of the year compared to the same periods a year ago excluding the net negative impact of currency translation. The gain for the quarter and year to date was principally due to sales volume increases in Respiratory, Standard Products and Continuing Care product lines.

European Operations

European sales decreased to $57,664,000 from $60,205,000 for the quarter and to $114,175,000 from $120,745,000 year to date, primarily due to the adverse effect of exchange rates. Adjusting for the negative impact of exchange rates, European sales increased 2% in the quarter and for the first half. For the quarter and year-to-date, strong growth in power wheelchairs and patient aid product lines was offset by reduced sales of standard wheelchairs.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and Invacare New Zealand, a distribution business. Excluding the negative impact from foreign currency translation, net sales increased 61% for the quarter and 55% for the first six months of the year. Sales were positively impacted by increased sales volume resulting from strong demand for Dynamic Controls' products.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and six-month periods ended June 30, 2001 was 30.4% and 30.3%, respectively, compared to 32.2% and 30.9% in the same periods last year. A slight margin improvement in North America was more than offset by a decrease in Europe and Australasia for the three and six-month periods. The overall margin declines are primarily due to a change in sales mix, the decline in the Euro and pricing pressure in the medical supplies business. In North America, increased sales of low margin product had a negative impact on margins which was offset by productivity improvements and cost reductions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense (including goodwill amortization) as a percentage of net sales for the three and six months ending June 30, 2001 was 19.2% and 20.2%, respectively, compared to 21.1% and 21.0% in the same periods a year ago. Excluding the impact of acquisitions and foreign currency, selling, general and administrative expense as a percent of sales declined by approximately 1% for the quarter and year to date compared to the prior year.

North American selling, general and administrative costs, as a percent of sales, for the three and six months ending June 30, 2001 remained flat compared to the same periods a year ago. The dollar increase was $1,757,000 for the quarter and $2,799,000 for the year respectively, compared to the prior year. European operations' selling, general and administrative costs, adjusted for foreign currency impact, declined as a percent of sales by approximately 2% compared to the same periods a year ago. Australasia operations' costs for the quarter and first half, as a percent of sales, declined versus the same periods a year ago.

NON-RECURRING CHARGE

In 2000, the company announced non-recurring and unusual charges of $8,700,000 primarily related to closing two distribution centers and a manufacturing plant, severance costs due to staff reductions primarily at the corporate office and costs associated with the settlement of litigation. Of these charges, $5,938,000 has been utilized through June 30, 2001 including $1,251,000 in the second quarter of 2001 for the settlement of litigation and $664,000 for the payment of severance costs. The company anticipates all of the remaining charge to be utilized in 2001.

In 1999, the company announced non-recurring and unusual charges of $11,500,000 primarily related to the acquisition of Scandinavian Mobility International AS ("SMI"). Of these charges, $10,570,000 has been utilized through June 30, 2001 including $247,000 in the second quarter of 2001 for asset write-downs and other non-recurring items and $68,000 for the payment of severance costs. The company anticipates all of the remaining charge to be utilized in 2001.

INTEREST

Interest income in the three months ended June 30, 2001 increased by approximately $330,000 and by $1,098,000 for the first half, when compared to the same periods a year ago, due primarily to the third-party financing arrangement with DLL, a subsidiary of Rabo Bank of the Netherlands, which results in an acceleration of interest income on new business written. For the quarter and first half, interest expense decreased from the same periods a year ago as a result of decreased debt levels.

INCOME TAXES

The company had an effective tax rate of 38.5% for the three and six months periods ended June 30, 2001 compared to an effective tax rate of 39.0% in the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term obligations decreased $33.8 million to $350.5 million for the six months ended June 30, 2001. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of June 30, 2001, the company had approximately $204.5 million available under its lines of credit. Pursuant to the most restrictive covenant of its debt arrangements the company could borrow up to an additional $339 million.

The company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined. The company is in compliance with all of the conditions.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of June 30, 2001. The company expects to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 2001 will approximate $25 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $35.6 million for the first half of 2001 compared to $31.6 million in 2000. Operating cash flows increased in 2001 due to increased net earnings and the net increase in accounts payable and accrued expenses, resulting from the company's cash management efforts. These increases were partially offset by an increase in inventory, primarily in North America.

Cash flows required for investing activities decreased by $20.8 million for the first half of 2001 when compared to 2000. The decrease is principally a result of payments received on installment receivables. The decrease is also attributable to reduced capital spending in the current year as the company tightly controlled expenditures to help meet operating objectives.

Cash flows required by financing activities were $28.8 million compared to $6.1 million in 2000. Financing activities in 2001 continue to be impacted by the company's pay down of long term borrowings.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On May 15, 2001, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of July 2, 2001, to be paid on July 13, 2001. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on June 30, 2001 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,740,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the company's financial condition or results of operations.

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

Item 4.  Results of Votes of Security Holders

On May 24, 2001, the company held its 2001 Annual Meeting of Shareholders to act on proposals to elect a class of Directors.

Gerald B. Blouch, John R. Kasich, Dan T. Moore, III and Joseph B. Richey, II were re-elected for a three year term of office expiring in 2004, with 38,026,868, 38,020,661, 38,027,389 and 37,797,293 affirmative votes, respectively, (93 percent of the total voting power). The candidates had 106,599, 112,806, 106,078 and 336,174 votes withheld, respectively, (6 percent of the total voting power).

Item 6.  Exhibits and Reports on Form 8-K

         A        Exhibits:
                  Official Exhibit No.
                  --------------------
                  (27)  Financial Data Schedule

         B        Reports on Form 8-K: None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         INVACARE CORPORATION


                                                      By:/S/ Thomas R. Miklich
                                                         -----------------------
                                                         Thomas R. Miklich
                                                         Chief Financial Officer

Date:  August 13, 2001