Form 10-Q
period 2001-09-30
INVACARE CORP
filed 2001-11-14
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                       September 30, 2001
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

As of November 12, 2001, the company had 29,592,039 Common Shares and 1,112,187 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  September 30, 2001 and December 31, 2000.....................3

         Condensed Consolidated Statement of Earnings -

                  Three and Nine Months Ended September 30, 2001 and 2000......4

         Condensed Consolidated Statement of Cash Flows -

                  Nine Months Ended September 30, 2001 and 2000................5

         Notes to Condensed Consolidated Financial

                  Statements - September 30, 2001..............................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............10

Item 3.  Quantitative and Qualitative Disclosure of Market Risk...............13

Part II.  OTHER INFORMATION:
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.....................................14

SIGNATURES....................................................................15

Part I.  FINANCIAL INFORMATION
------------------------------
Item 1...         Financial Statements (Unaudited)

                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)
                                                                                    September 30,           December 31,
                                                                                             2001                   2000
                                                                                         --------               --------
ASSETS                                                                                             (In thousands)
------
CURRENT ASSETS
 .........Cash and cash equivalents                                                       $ 10,032                $12,357
 .........Marketable securities                                                                959                    845
 .........Trade receivables, net                                                           231,877                211,372
 .........Installment receivables, net                                                      42,212                 56,659
 .........Inventories, net                                                                 109,979                105,295
 .........Deferred income taxes                                                             32,083                 31,605
 .........Other current assets                                                              14,931                 14,275
                                                                                         --------               --------
 .........         TOTAL CURRENT ASSETS                                                    442,073                432,408

OTHER ASSETS                                                                               75,441                 74,305
PROPERTY AND EQUIPMENT, NET                                                               133,418                134,913
GOODWILL, NET                                                                             307,894                310,229
                                                                                         --------               --------
 .........         TOTAL ASSETS                                                           $958,826               $951,855
                                                                                         ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 .........Accounts payable                                                                 $80,777                $81,316
 .........Accrued expenses                                                                  84,081                 92,453
 .........Accrued income taxes                                                              32,242                 23,860
 .........Current maturities of long-term obligations                                        5,290                  5,807
                                                                                         --------               --------
 .........         TOTAL CURRENT LIABILITIES                                               202,390                203,436

LONG-TERM DEBT                                                                            348,091                384,316

OTHER LONG-TERM OBLIGATIONS                                                                14,010                 14,330

SHAREHOLDERS' EQUITY
 .........Preferred shares                                                                       0                      0
 .........Common shares                                                                      7,446                  7,301
 .........Class B common shares                                                                278                    343
 .........Additional paid-in-capital                                                        85,533                 79,105
 .........Retained earnings                                                                356,191                310,367
 .........Accumulated other comprehensive earnings                                         (48,593)               (43,430)
 .........Treasury shares                                                                   (6,520)                (3,913)
                                                                                         --------               --------
 .........         TOTAL SHAREHOLDERS' EQUITY                                              394,335                349,773
                                                                                         --------               --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                         $958,826               $951,855
                                                                                         ========               ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Earnings - (unaudited)

                                                                   Three Months Ended                Nine Months Ended
(In thousands except per share data)                                  September 30,                     September 30,
                                                                  2001             2000             2001             2000
                                                              --------         --------         --------          --------
Net sales                                                     $272,210         $251,728         $792,063          $744,863
Cost of products sold                                          188,372          172,404          550,480           512,990
                                                              --------         --------         --------          --------
    Gross profit                                                83,838           79,324          241,583           231,873
Selling, general and administrative expense                     46,147           43,473          146,499           142,530
Amortization of goodwill                                         2,225            2,199            6,733             6,687
Interest income                                                  1,716            1,906            6,392             5,484
Interest expense                                                 5,730            7,007           18,377            20,798
                                                              --------         --------         --------          --------
    Earnings before income taxes                                31,452           28,551           76,366            67,342
Income taxes                                                    12,109           11,135           29,401            26,263
                                                              --------         --------         --------          --------

    NET EARNINGS                                              $ 19,343         $ 17,416         $ 46,965          $ 41,079
                                                              ========         ========          ========          ========
    DIVIDENDS DECLARED PER
       COMMON SHARE                                              .0125            .0125            .0375             .0375
                                                              ========         ========          ========          ========

Net earnings per share - basic                                  $ 0.63           $ 0.58           $ 1.54            $ 1.37
                                                              ========         ========          ========          ========
Weighted average shares outstanding - basic                     30,700           30,141           30,593            30,075
                                                              ========         ========          ========          ========
Net earnings per share - assuming dilution                      $ 0.61           $ 0.57           $ 1.48            $ 1.34
                                                              ========         ========          ========          ========
Weighted average shares outstanding -
   assuming dilution                                            31,818           30,766           31,704            30,652
                                                              ========         ========          ========          ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                         Nine Months Ended
                                                                                                           September 30,
                                                                                                        2001            2000
                                                                                                    --------        --------
                                                                                                          (In thousands)
OPERATING ACTIVITIES

         Net earnings                                                                               $ 46,965        $ 41,079
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                           24,957          23,337
              Provision for losses on receivables                                                      3,823           6,448
              Provision for deferred income taxes                                                       (197)          1,248
              Provision for other deferred liabilities                                                   108          (4,617)
         Changes in operating assets and liabilities:
              Trade receivables                                                                      (22,215)        (24,955)
              Inventories                                                                             (4,788)         (9,743)
              Other current assets                                                                      (538)            (91)
              Accounts payable                                                                        (1,380)         12,677
              Accrued expenses                                                                        (1,569)        (12,748)
                                                                                                     --------        --------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           45,166          32,635

INVESTING ACTIVITIES
         Purchases of property and equipment                                                         (14,458)        (21,829)
         Proceeds from sale of property and equipment                                                    680             163
         Installment sales contracts                                                                  19,785           8,667
         Marketable securities                                                                            64             810
         Increase in other investments                                                                  (136)         (3,831)
         Increase in other long term assets                                                           (9,437)         (8,567)
         Other                                                                                        (1,736)           (550)
                                                                                                    --------        --------
              NET CASH REQUIRED BY INVESTING ACTIVITIES                                               (5,238)        (25,137)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                            179,928         111,107
         Principal payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                        (214,398)       (126,204)
         Proceeds from exercise of stock options                                                       8,139           3,026
         Purchase of treasury stock                                                                   (5,536)              0
         Payment of dividends                                                                         (1,141)         (1,122)
                                                                                                    --------        --------
            NET CASH REQUIRED BY FINANCING ACTIVITIES                                                (33,008)        (13,193)
Effect of exchange rate changes on cash                                                               (9,245)         (4,056)
                                                                                                    --------        --------
Decrease in cash and cash equivalents                                                                 (2,325)         (9,751)
Cash and cash equivalents at beginning of period                                                      12,357          18,258
                                                                                                    --------        --------
Cash and cash equivalents at end of period                                                          $ 10,032         $ 8,507
                                                                                                    ========         =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                               September 30, 2001

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

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its majority owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 2001 and the results of its operations for the three and nine months ended September 30, 2001 and 2000 and changes in its cash flows for the nine months ended September 30, 2001 and 2000. Certain foreign subsidiaries are consolidated using a one-month lag. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers are not considered in evaluating segment performance. Intersegment revenue for reportable segments was $18,919,000 and $53,069,000 for the three and nine months ended September 30, 2001 respectively and $15,105,000 and $46,953,000 for the same periods a year ago.

The information by segment is as follows (in thousands):

                                                                       Three Months Ended                  Nine Months Ended
                                                                          September 30,                      September 30,
                                                                      2001              2000             2001             2000
                                                                  --------          --------         --------         --------
Revenues from external customers
        North America                                             $200,871          $184,644         $585,216         $541,088
        Europe                                                      60,128            58,865          174,303          179,610
        Australasia                                                 11,211             8,219           32,544           24,165
                                                                  --------          --------         --------         --------
        Consolidated                                              $272,210          $251,728         $792,063         $744,863
                                                                  ========          ========         ========         ========

   Earnings (loss) before income taxes
        North America                                             $ 34,767          $ 31,229         $ 98,452         $ 87,719
        Europe                                                       3,438             5,374            5,237            7,761
        Australasia                                                  3,909             2,701           10,252            7,664
        All Other *                                                (10,662)          (10,753)         (37,575)         (35,802)
                                                                  --------          --------         --------         --------
        Consolidated                                               $31,452           $28,551          $76,366          $67,342
                                                                  ========          ========         ========         ========

* Consists of the domestic export unit, corporate selling, general and administrative costs, and the Invacare captive insurance unit, which do not meet the quantitative criteria for determining reportable segments.

Net Earnings Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.

                                                                            Three Months Ended             Nine Months Ended
                                                                               September 30,                 September 30,
                                                                                (In thousands except per share data)
                                                                            2001           2000           2001             2000
                                                                        --------       --------       --------         --------
Basic
   Weighted average common shares outstanding                             30,700         30,141         30,593           30,075

   Net earnings                                                          $19,343        $17,416        $46,965          $41,079

   Net earnings per common share                                          $  .63         $  .58        $  1.54          $  1.37

Diluted
   Weighted average common shares outstanding                             30,700         30,141         30,593           30,075
   Stock options                                                           1,118            625          1,111              577
                                                                        --------       --------       --------         --------
   Weighted average common shares assuming  dilution                      31,818         30,766         31,704           30,652

   Net earnings                                                          $19,343        $17,416        $46,965          $41,079

   Net earnings per common share                                          $  .61         $  .57        $  1.48          $  1.34

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

The company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. Approximately 20% ($70 million) of the company's outstanding debt was designated as the hedged items to interest rate swap agreements at September 30, 2001. During the quarter ended September 30, 2001 and for the year, the company recognized an immaterial loss related to swap agreements, which is reflected in interest expense on the statement of earnings.

During the quarter ended September 30, 2001 and for the year, the company recognized a nominal gain related to forward contracts that do not qualify for special hedging treatment which is included in costs of products sold on the statement of earnings. The company recognized no gain or loss related to hedge ineffectiveness or discontinued cash flow hedges.

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                                       Three Months                  Nine Months
                                                                             Ended                        Ended
                                                                        September 30,                September 30,
                                                                          2001          2000           2001        2000
                                                                      --------      --------       --------    --------
  Net earnings                                                         $19,343       $17,416      $46,965        $41,079
  Foreign currency translation (loss)                                    4,657        (2,837)      (3,261)       (11,412)
  Unrealized gain (loss) on available for sale securities                 (226)           42         (317)           372
  Cumulative effect upon adoption of FAS 133                                 0             0          802              0
  Current period unrealized gain (loss) on cash flow
      Hedges                                                               218             0       (2,387)             0
                                                                      --------      --------       --------    --------

  Total comprehensive earnings                                        $ 23,992      $ 14,621      $41,802        $30,039
                                                                      ========      ========     ========        =======

Recently Issued Accounting Pronouncements - In August, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. This statement is required to be implemented by the first quarter of 2002. Management is currently studying the potential effects of the adoption of this statement.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Accounting for Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

During 2002, the Company will perform the first of the required impairment tests under SFAS No. 142 of the goodwill and indefinite lived intangible assets as of January 1, 2002. The Company's current policy for measuring goodwill impairment is based upon an analysis of undiscounted cash flows, which does not result in an indicated impairment. Under SFAS No. 142, goodwill must be assigned to reporting units and measured for impairment based upon the fair value of the reporting units.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income for the year. The Company has not yet determined its reporting units under SFAS No. 142 and what the effect of these new impairment tests will be on its consolidated financial position or results of operations.

Statement of Cash Flows - The company made payments (in thousands) of :

                                                        Nine Months Ended
                                                           September 30,
                                                   2001                    2000
                                               --------                --------
       Interest                                 $23,692                 $23,335
       Income taxes                              18,632                  21,390

Inventories - Inventories consist of the following components (in thousands):

                                          September 30,            December 31,
                                                   2001                    2000
                                               --------                --------
       Raw materials                           $ 32,985                $ 29,417
       Work in process                           14,927                  15,039
       Finished goods                            62,067                  60,839
                                               --------                --------
                                              $ 109,979               $ 105,295
                                              =========               =========

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                          September 30,            December 31,
                                                   2001                    2000
                                               --------                --------
       Land, buildings and improvements        $ 55,320                $ 55,760
       Machinery and equipment                  184,055                 176,885
       Furniture and fixtures                    14,716                  13,443
       Leasehold improvements                    11,857                  10,308
                                               --------                --------
                                                265,948                 256,396
       Less allowance for depreciation         (132,530)               (121,483)
                                               --------                --------
                                               $133,418                $134,913
                                               ========                ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended September 30, 2001 were $272,210,000 compared to $251,728,000 the same period a year ago. Excluding the negative impact of currency translation, consolidated sales increased 10%. North America, Europe and Australasia posted solid sales increases, which positively impacted net sales for the quarter. Year to date net sales increased to $792,063,000 compared to $744,863,000 the same period a year ago. Excluding the negative impact of currency translation, sales increased 9% from the same period a year ago. The year to date increase was driven principally by continued strong sales increases in North America and Australasia.

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs and seating), Standard (manual wheelchairs, personal care, beds, low air loss therapy and patient transport equipment), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy and associated respiratory) and Distributed (ostomy, incontinence, wound care and other medical supplies) products, increased 9% for the quarter and 8% for the first nine months of the year compared to the same periods a year ago excluding the net negative impact of currency translation. All major product lines showed growth in the quarter and year to date. The largest gains were recorded in Respiratory, Rehab, Standard products and Continuing Care due primarily to the increased sales volume of these products.

European Operations

European sales increased to $60,128,000 from $58,865,000 for the quarter but decreased to $174,303,000 from $179,610,000 year to date due to the adverse effect of exchange rates. Adjusting for the negative impact of exchange rates, European sales increased 10% in the quarter and 5% for the first nine months. The Respiratory product line posted the largest percentage increases in sales for both the quarter and year to date, compared to the same periods a year ago.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and Invacare New Zealand, a distribution business. Excluding the negative impact from foreign currency translation, net sales increased 36% for the quarter and 40% for the first nine months of the year.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine-month periods ended September 30, 2001 was 30.8% and 30.5%, respectively, compared to 31.5% and 31.1% in the same periods last year. A margin improvement in North America was more than offset by a decrease in Europe and Australasia for the three and nine-month periods. The overall margin declines are primarily due to a change in sales mix, the decline in the Euro and pricing pressure in the medical supplies business. In North America, increased sales of low margin product had a negative impact on margins which was offset by productivity improvements and cost reductions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and nine months ending September 30, 2001 was 17.0% and 18.5%, respectively, compared to 17.3% and 19.1% in the same periods a year ago. Excluding the impact of acquisitions and foreign currency, selling, general and administrative expense as a percent of sales declined slightly for the quarter and year to date compared to the prior year.

North American selling, general and administrative costs, as a percent of sales, for the three and nine months ending September 30, 2001 declined slightly for the quarter and year to date compared to the same periods a year ago. The dollar increase was $1,494,000 for the quarter and $4,293,000 for the year respectively, compared to the prior year. European operations' selling, general and administrative costs increased as a percent of sales by approximately 1.8% for the quarter, but decreased by approximately .5% for the year compared to the same periods a year ago. Australasia operations' costs for the quarter and first half, as a percent of sales, declined versus the same periods a year ago.

NON-RECURRING CHARGE

In 2000, the company announced non-recurring and unusual charges of $8,700,000 primarily related to closing two distribution centers and a manufacturing plant, severance costs due to staff reductions primarily at the corporate office and costs associated with the settlement of litigation. Of these charges, $7,231,000 has been utilized through September 30, 2001 including $621,000 for the payment of severance costs, $372,000 in facility shutdowns and $300,000 in the settlement of litigation in the third quarter of 2001. The company anticipates all of the remaining charge to be utilized in 2001.

In 1999, the company announced non-recurring and unusual charges of $11,500,000 primarily related to the acquisition of Scandinavian Mobility International AS ("SMI"). Of these charges, $10,705,000 has been utilized through September 30, 2001 including $135,000 in the third quarter of 2001 for the payment of severance costs. The company anticipates all of the remaining charge to be utilized in 2001.

INTEREST

Interest income in the three months ended September 30, 2001 decreased by $190,000 based on decreased installment sales volume. Year to date interest income increased by $908,000, when compared to the same periods a year ago, due primarily to financing fess on new business written as a result of our third-party financing arrangement with DLL, a subsidiary of Rabo Bank of the Netherlands. For the quarter and first nine months, interest expense decreased from the same periods a year ago as a result of decreased debt levels.

INCOME TAXES

The company had an effective tax rate of 38.5% for the three and nine months periods ended September 30, 2001 compared to an effective tax rate of 39.0% in the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term obligations decreased $36.2 million to $348.1 million for the nine months ended September 30, 2001. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its cash flow from operations and its bank lines. As of September 30, 2001, the company had approximately $200.2 million available under its lines of credit. Pursuant to the most restrictive covenant of its debt arrangements the company could borrow up to an additional $384 million.

On October 17, 2001, the Company entered into a new multi-currency credit facility with a group of twelve banks led by Bank One and Key Bank. The facility which is effective on October 26 includes a $325 million five year revolving credit commitment as well as a $100 million 364 day facility and replaces the current $425 million facility that was due to expire in October of 2002. The all in cost of borrowing ranges from LIBOR plus 87.5 to LIBOR plus 175, depending on the Company's leverage ratio (total debt-to-EBITDA). The current all in cost for borrowings under the new credit facility is LIBOR plus 125.

The company's financing arrangements require it to maintain certain conditions with respect to net worth, working capital, funded debt to capitalization and interest coverage as defined. The company is in compliance with all of the conditions.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of September 30, 2001. The company estimates that capital investments for 2001 will approximate $20 to $25 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $45.2 million for the first nine months of 2001 compared to $32.6 million in 2000. Operating cash flows increased in 2001 due primarily to increased net earnings and the company's continued focus on cash management.

Cash flows required for investing activities decreased by $19.9 million for the first nine months of 2001 when compared to 2000. The decrease is principally a result of a higher level of payments received on installment receivables. The decrease is also attributable to reduced capital spending in the current year as the company tightly controlled expenditures to help meet operating objectives.

Cash flows required by financing activities were $33.0 million compared to $13.2 million in 2000. The decrease is primarily attributable to the company's efforts to pay down long term borrowings and the repurchase of treasury shares.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On August 15, 2001, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of October 1, 2001, to be paid on October 15, 2001. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on September 30, 2001 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,759,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the company's financial condition or results of operations.

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

         A        Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INVACARE CORPORATION


                                       By:/S/ Thomas R. Miklich
                                          -------------------------------------
                                          Thomas R. Miklich
                                          Chief Financial Officer

Date:  November 14, 2001