Form 10-K
period 2001-12-31
INVACARE CORP
filed 2002-02-15
CIK 742112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001


                                                                  OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

                         Commission file number 0-12938


                              INVACARE CORPORATION
             (Exact name of Registrant as specified in its charter)

            Ohio                                            95-2680965
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                  Number)


              One Invacare Way, P. O. Box 4028, Elyria, Ohio 44036
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:    (440) 329-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                         Name of Exchange on which Registered
-------------------                         ------------------------------------
Common Shares, without par value            New York Stock Exchange
Rights to Purchase Commons Shares of        New York Stock Exchange
Invacare, without par value

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

As of February 12, 2002, 29,613,441 Common Shares and 1,112,187 Class B Common Shares were outstanding. At that date, the aggregate market value of the
26,596,434 Common Shares of the Registrant held by non-affiliates was $891,512,468 and the aggregate market value of the 32,013 Class B Common Shares of the Registrant held by non-affiliates was $1,073,076. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by New York Stock Exchange on February 12, 2002, which was $33.52. For purposes of this information, the 3,017,007 Common Shares and 1,080,174 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.


                       Documents Incorporated By Reference
                       -----------------------------------


Part of Form 10-K                             Document Incorporated By Reference
-----------------                             ----------------------------------
Part III (Items 10, 11,                       Portions of the Registrant's
12 and 13)                                    definitive Proxy Statement to
                                              be used in connection with
                                              its 2002 Annual Meeting of
                                              Shareholders.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2001.

                                     PART I
                                     ------

Item 1.  Business.

(a) General Development of Business.

Invacare Corporation is the world's leading manufacturer and distributor of non-acute health care products based upon its distribution channels, the breadth of its product line and its sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment including the home health care, retail and extended care markets. Invacare continuously revises and expands its product lines to meet changing market demands and currently offers over two dozen product lines. The company's products are sold principally to over 10,000 home health care and medical equipment provider locations in the U.S., Australia, Canada, Europe and New Zealand, with the remainder of its sales being primarily to government agencies and distributors. Invacare's products are sold through its worldwide distribution network by its sales force, telesales associates and various organizations of independent manufacturers' representatives and distributors. The company also distributes medical equipment and related supplies manufactured by others.

Invacare is committed to design, manufacture and distribute the best value in mobility products and medical equipment for people with disabilities and those requiring care in the non-acute environment. Invacare intends to achieve this vision by:

                  * designing and developing innovative and technologically
                    superior products;
                  * ensuring continued focus on our primary market - the non-
                    acute health care market;
                  * marketing our broad range of products under the "Total One
                    Stop Shopping(sm)" strategy;
                  * providing the industry's most professional and cost-
                    effective sales, customer service and distribution organization;
                  * supplying superior and innovative provider support and
                    aggressive product line extensions;
                  * building a strong referral base among health care
                    professionals;
                  * building brand preference with consumers;
                  * handling the retail channel through a dedicated sales and marketing structure;
                  * continuous advancement/recruitment of top management
                    candidates;
                  * empowering all employees;
                  * providing a performance-based reward environment; and
                  * continually striving for total quality throughout the
                    organization.

When the company was acquired in December 1979 by a group of investors, including certain members of management and the Board of Directors, it had $19.5 million in net sales and a limited product line of standard wheelchairs and patient aids. In 2001, Invacare reached $1,054 million in net sales, representing a 20% compound average sales growth rate since 1979, and currently is the leading company in the industry which manufactures, distributes and markets products in each of the following major non-acute medical equipment categories: power and manual wheelchairs, patient aids, home care beds, home respiratory products, low air loss therapy products, seating and positioning products, bathing equipment and distributed products.

The company executive offices are located at One Invacare Way, Elyria, Ohio and its telephone number is (440) 329-6000. In this report, Invacare and the company refer to Invacare Corporation and, unless the context otherwise indicates, its consolidated subsidiaries.

(b) Financial Information About Industry Segments.

The company operates predominantly in the home medical equipment (HME) industry segment. For information relating to net sales, operating income, identifiable assets and other information for this industry segment, see the Consolidated Financial Statements of the company.

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

     Growth in population over age 65. The nation's overall life expectancy continues to increase, and the current life expectancy based on 1999 data is now an all-time high of approximately 76.7 years. Based on a 1999 U.S. government report, 13% of the U.S. population in 1997 was 65 or older, and this percentage is expected to increase to 20% by 2030. The over-65 age group represents the vast majority of home health care patients and continues to grow. A significant percentage of people using home and community-based health care services are also 65 years of age and older.

     Treatment trends. Many medical professionals and patients prefer home health care over institutional care because they believe that it results in greater patient independence, increased patient responsibility and improved responsiveness to treatment because familiar surroundings are believed to be conducive to improved patient outcomes. Health care professionals, public payors and private payors agree that home care is a cost effective, clinically appropriate alternative to facility-based care. Recent surveys show that approximately 70% of adults would rather recover from accident or illness in their home, while approximately 90% of the older population showed preference for home-based long-term care.

     Technological trends. Technological advances have made medical equipment increasingly adaptable for use in the home. Current hospital procedures often allow for earlier patient discharge, thereby lengthening recuperation periods outside of the traditional institutional setting. In addition, continuing medical advances prolong the lives of adults and children, thus increasing the demand for home medical care equipment.

     Healthcare cost containment trends. In 1999, spending on health care in the U.S. totaled $1.2 trillion dollars, approximately 13% of the Gross Domestic Product (GDP), the highest among industrialized countries. In 2007, the nation's health care spending is projected to increase to $2.1 trillion, averaging annual increases of 7%. Over this same period, spending on health care is expected to increase to approximately 17% as a share of GDP. The rising cost of health care has caused many payors of health care expenses to look for ways to contain costs. Home health care has gained wide-spread acceptance among health care providers and public policy makers as a cost effective, clinically appropriate and patient preferred alternative to facility-based care for a variety of acute and long-term illnesses and disabilities. Thus, the company believes that home health care and home medical equipment will play a significant role in reducing health care costs.

     Society's mainstreaming of people with disabilities. People with disabilities are part of the fabric of society, and this has increased, in large part, due to the Americans with Disabilities Act, which became law in 1991. This legislation provides mainstream opportunities to people with disabilities. The Americans with Disabilities Act imposes requirements on certain components of society to make reasonable accommodations to integrate people with disabilities into the community and the workplace.

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

Europe
The company believes that,  while many of the market factors  influencing demand in the U.S. are also present in Europe - aging of the population, technological trends and society's acceptance of people with disabilities - each of the major national markets within Europe has distinctive characteristics. The European health care industry is more heavily socialized and; therefore, is more influenced by government regulation and fiscal policy. Variations in product specifications, regulatory approvals, distribution requirements and reimbursement policies require the company to tailor its approach to each market. Management believes that as the European markets become more homogeneous and the company continues to refine its distribution channels, the company can more effectively penetrate these markets.

GEOGRAPHICAL SEGMENTS AND PRODUCT CATEGORIES

North America
North American operations are aligned into five primary product groups which manufacture and market products in all of the major home medical equipment categories. In Canada, the company sells Invacare products manufactured in the U.S and Canada.

     REHAB PRODUCTS

     Power wheelchairs. Invacare manufactures a complete line of power wheelchairs for individuals who require independent powered mobility. The range includes products that can be significantly customized to meet an individual's specific needs, as well as products that are inherently versatile and meet a broad range of individual requirements. Power wheelchair lines are marketed under the Invacare(R) Storm Series(R) and Xterra(TM) brand names and include a full range of powered mobility products. The new 3G Storm Series with TrueTrack, introduced in 2001, utilizes proprietary technology that improves the directional control of the wheelchair, especially for consumers who drive on rough terrain or have difficulty controlling conventional wheelchairs. The Xterra(TM) GT(TM), also new for 2001, is designed with the patent-pending SureStep(TM) Technology to smoothly handle inclines, obstacles and transitions.

     Custom manual wheelchairs. Invacare manufactures and markets a range of custom manual wheelchairs for everyday, sports and recreational uses. These lightweight chairs are marketed under the Invacare(R) and Invacare Top End(R) brand names. The chairs provide mobility for people with moderate to severe disabilities in their everyday activities as well as for use in various sports such as basketball, racing, skiing and tennis.

     Scooters. Invacare distributes three- and four-wheeled motorized scooters, including rear-wheel drive models for both outdoor and indoor use, and markets them under the Invacare(R) brand name which includes scooters under the Lynx(TM) and Panther(TM) product names.

     Seating and positioning products. Invacare markets seat cushions, back supports and accessories under three series. Invacare(R) Essential(TM) Series provides simple seating solutions for comfort, fit and function. Invacare Infinity(TM) Series includes versatile modular seating, providing optimal rehab solutions. Invacare PinDot(R) Series offers custom seating solutions personalized for the most challenged clients. In 2001, Invacare introduced the Personal Seat VF, providing a more affordable option in a pressure-relieving cushion. The Infinity DualFlex(TM)10 Back and UniBack(TM)10 offer improved flexibility and support compared to original Infinity backs and the improved hardware allows for setup in less than 10 minutes.

     STANDARD PRODUCTS

     Manual wheelchairs. Invacare's manual wheelchairs are sold for use inside and outside the home, institutional settings, or public places (e.g., airports, malls, etc.). Our clients include people who are chronically or temporarily disabled and require basic mobility performance with little or no frame modification. Examples of Invacare manual wheelchair lines, which are marketed under the Invacare(R) brand name, include the 9000 and Tracer(R) product lines. These lines offer wheelchairs which are designed to accommodate the diverse capabilities and unique needs of the individual from petite to bariatric sizes.

     Personal care. Invacare manufactures and/or distributes a full line of personal care products, including ambulatory aids such as crutches, canes, walkers and wheeled walkers. This line also features one of Invacare's latest product innovations, the Rollite(TM) Rollator, a truly unique solution in patient mobility. Also available are safety aids such as tub transfer benches, shower chairs and grab bars, and patient care products such as commodes and other toilet assist aids.

     Home care beds. Invacare manufactures and distributes a wide variety of manual, semi-electric and fully-electric beds for home use under the Invacare(R) brand name. Home care bed accessories include bedside rails, mattresses, overbed tables, trapeze bars and traction equipment. Also available are the new bariatric beds and accompanying accessories to serve the special needs of bariatric patients.

     Low air loss therapy products. Invacare manufactures and markets a complete line of mattress overlays and replacement products, under the Invacare(R) brand name. These products, which use air flotation to redistribute weight and move moisture away from patients, assist in the total care of those who are immobile and spend a great deal of time in bed.

     Patient Transport. Invacare manufactures and markets products needed to assist in transferring individuals from surface to surface (bed to chair) or transporting from room to room. Designed for use in the home and institutional settings, these products include patient lifts and slings, and a new series of mobile multi-functional recliners.

     RESPIRATORY PRODUCTS

     Home respiratory products. Invacare manufactures and/or distributes home respiratory products including oxygen concentrators, nebulizer compressors and respiratory disposables, sleep therapy products, portable compressed oxygen systems and liquid oxygen systems. Invacare home respiratory products are marketed predominantly under the Invacare(R) brand name.

     DISTRIBUTED PRODUCTS

     Distributed products. Invacare distributes numerous lines of branded medical supplies including ostomy, incontinence, diabetic, wound care, and miscellaneous home medical products, as well as HME aids to daily living.

     CONTINUING CARE

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

Australasia
The company's Australasia operations consist of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair line of custom power wheelchairs, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs, and Invacare New Zealand, a distribution business and a manufacturer of the Thompson line of mobility products.

Europe
The company's European operations operate as a "common market" company with sales throughout Europe. The European operation currently sells a line of products providing significant room for growth as Invacare continues to broaden its product line offerings to mirror that of the North American operations.

Most wheelchair products sold in Europe are designed and manufactured locally to meet specific market requirements. However, as a result of Invacare's worldwide development efforts, the Action 2000, a manual lightweight design that originated in the U.S., was the first wheelchair in Europe to meet the high standards of quality required to receive the Community European (CE) mark. In addition, certain power wheelchair products sold in the United States are adaptations of products originally designed for the European markets. With the acquisition of Scandinavian Mobility, Invacare not only has improved access of such products to Nordic markets, but has expanded the company's range of premium designs which are exported worldwide including the Far East and Southern Europe.

The company manufactures and/or assembles both manual and power wheelchair products at six of its European facilities - Invacare Ltd. in the U.K., Invacare Poirier S.A. in France, Invacare Deutschland GmbH in Germany, Invacare Portugal Lda. in Portugal, Invacare AG in Switzerland, and Invacare Rea AB in Sweden. Motorized scooters are manufactured in Germany. Beds are manufactured at Invacare EC Hoeng in Denmark. Self-care products, bathtubs, patient lifts and slings also are manufactured in the United Kingdom, France, and Holland. Oxygen products are imported from Invacare's U.S. operations.

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

North  America  and  Australasia
The home medical equipment market is highly competitive and Invacare products face significant competition from other well-established manufacturers. The company believes that its success in increasing market share is dependent on providing value to the customer based on the quality, performance and price of the company products, the range of products offered, the technical expertise of the sales force, the effectiveness of the company distribution system, the strength of the dealer and distributor network and the availability of prompt and reliable service for its products. The company believes that its "Total One Stop Shopping(sm)" approach provides the competitive advantage necessary for continuing profitability and market share growth. Various manufacturers have, from time to time, instituted price-cutting programs in an effort to gain market share. There can be no assurance that other HME manufacturers will not attempt to implement such aggressive pricing in the future.

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

Invacare's domestic sales and marketing organization consists primarily of a home care sales force, which markets and sells Invacare(R) branded products to HME providers. Each member of Invacare's home care sales force functions as a Territory Business Manager (TBM) and handles all product and service needs for an account, thus saving customers valuable time. The TBM also provides training and servicing information to providers, as well as product literature, point-of-sale materials and other advertising and merchandising aids. In Canada, products are sold by a direct sales force and distributed through regional distribution centers in British Columbia, Ontario and Quebec to health care providers throughout Canada. Manufacturers' representatives market and sell Invacare products through the company's Invacare Continuing Care Group to the non-acute care market.

To complement its outside direct sales force, and to support its efforts to increase business with smaller-to-medium-sized customers, the company formed an Inside Sales Department in 2000. The Inside Sales Department was established to significantly grow sales to customers with annual purchases up to $100,000. Working in tandem with the company's outside sales force, the inside sales representatives support their customers with a targeted telesales effort. Customer response has continued to be very positive in the second year of the program, resulting in a sales increase in the targeted accounts in excess of 31% in 2001.

In 2001, the company further enhanced the Service Referral Network, which it launched in 2000. Through the Service Referral Network, the company introduced a Warranty Labor Reimbursement Program, which enables service providers who make repairs under warranty claims to receive reimbursement for the labor expense associated with such claims for certain Invacare products. The reimbursement program gives service providers the opportunity to honor Invacare's product warranties while at the same time establishing a relationship with consumers that may lead to future purchases. Invacare launched the Service Referral Network to help ensure that all consumers using Invacare products receive quality service and support that is consistent with the Invacare brand promise.

The company sells distributed products, primarily soft goods and disposable medical supplies, through the Invacare Supply Group (ISG). ISG is an important addition to Invacare's "Total One Stop Shopping(sm)" program, through which Invacare offers HME providers of all sizes the broadest range of products and services at the total lowest cost. ISG products include ostomy, incontinence, wound care and diabetic supplies, as well as other soft goods and disposable products. These products are complementary to Invacare products and are purchased by many of the same customers that buy Invacare equipment products. ISG markets its products through an inside telesales and customer service department, the Internet and Invacare's greater than 100-person HME field sales force. ISG also markets a Home Delivery Program to HME providers through which ISG drop-ships supplies in the provider's name to the customer's address. Thus, providers have no products to stock, no minimum orders and delivery is made within 24 to 48 hours nationwide.

In 2001, at the industry's largest trade show, Medtrade, the company announced Arnold Palmer as its worldwide spokesperson. Mr. Palmer will become an integral part of Invacare's "Yes, you can(TM)" promotional and marketing efforts to encourage consumers to achieve personal independence and participate in the activities of life, facilitated by the home health care products which Invacare manufactures and markets throughout the world. The company believes that Mr. Palmer, serving as it spokesperson, will help accomplish three objectives: (i) create attention and awareness for the category of home health care products, (ii) accelerate the acceptance of these products as lifestyle enhancing so that consumers want these products and not just need them, and (iii) establish the Invacare brand as the consumer category-brand for home health care products. Mr. Palmer will be featured throughout Invacare's marketing communications, including Invacare direct-response television commercials, print advertising, point-of-purchase displays, and other merchandising and marketing materials. The company expects to launch its new, direct-response television campaign featuring Mr. Palmer during the first half of 2002.

As part of its ongoing effort to continue building the company's leadership position in e-commerce in the HME industry, Invacare further enhanced its web site at www.invacare.com with the implementation of BroadVision Inc.'s suite of personalized e-business applications. The BroadVision software now allows Invacare to offer web site visitors a personalized experience through dynamic, customized web pages. The package supports Invacare's extensive online product catalog, in addition to other web-based content. It provides a "shopping cart" function and platform for conducting business-to-business transactions with Invacare's HME provider-customers. Customers also can easily access their own personalized account information, including order status, credit availability and other account specific information. The new web site conforms to the World Wide Web Consortium guidelines for web content accessibility for people with disabilities.

In 2001, Invacare expanded its strategic advertising campaign in home health care magazines and trade publications which complement the company's focused brand strategy through the use of four-page and eight-page advertising inserts versus the traditional two-page spread ads which the company had run for a number of years. The company also contributed extensively to editorial coverage in trade publications on articles concerning the products it manufactures. Company representatives attended numerous trade shows and conferences on a national and regional basis in which Invacare products were displayed to providers, health care professionals and consumers.

Invacare continues to generate greater consumer awareness of the company and its products, as evidenced by enhancements made to its consumer marketing program in 2001 through sponsorship of a variety of wheelchair events and support of various philanthropic causes which benefit the consumers of its products. Invacare continued for the eighth year as a National Corporate Partner with Easter Seals, one of the most recognized charities in the United States that meets the needs of both children and adults with various types of disabilities. The company further continued its sponsorship of 75 individual wheelchair athletes and teams, including several of the top-ranked men and women racers and handcyclists, and several of the top-ranked men and women wheelchair tennis players in the world. Invacare participated for the sixth year in a row as the title sponsor of the Invacare World Team Cup Tennis Tournament, which took place during the summer in Sion, Switzerland. The company also continued its support of disabled veterans through its sponsorship of the 21st National Veterans Wheelchair Games, the largest annual wheelchair sporting event in the world. The games bring a competitive and recreational sports experience to all military service veterans who use wheelchairs for their mobility needs due to spinal cord injury, neurological conditions or amputation.

The company's top ten customers accounted for approximately 15% of 2001 net sales. The loss of business of one or more of these customers or buying groups may have a significant impact on the company, although no single customer accounted for more than 5% of the company's 2001 net sales. Providers, who are part of a buying group, generally make individual purchasing decisions and are invoiced directly by the company.

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

PRODUCT  LIABILITY COSTS
The company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual aggregate policy losses of $5 million of the company's domestic product liability exposure. The company also has additional layers of coverage insuring $90 million in annual aggregate losses arising from individual claims that exceed the captive insurance company policy limits. ISG distributed products are covered under a conventional insurance program with third party carriers on a guaranteed cost basis and layered limits up to $76 million. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at an affordable rate.

PRODUCT DEVELOPMENT AND ENGINEERING
Invacare is committed to continuously improving, expanding and broadening its existing product lines. In 2001, new product development was given an even stronger emphasis as part of Invacare's strategy to gain market share and maintain competitive advantage. To this end, the company introduced 75 new products in 2001.

The following are some of the most significant introductions:

North America
     The Invacare(R) 3G Storm Series(R) with TrueTrack power wheelchairs, featuring sporty looks and breakthrough improvements in navigation;

     The Invacare(R) Xterra(TM) GT(TM) power wheelchair for active users who want powered mobility with new styling on a durable, two-inch steel frame;

     The Invacare(R) Nutron(TM) Series, a traditional rear-wheel-drive power chair offering a wide range of configurations;

     The   Invacare(R)   Pronto(TM)   M71   power   wheelchair   featuring   the
     patent-pending SureStep(TM) suspension system that enables the chair to power over two-inch obstacles easily and smoothly;

     The   redesigned   Invacare(R)   MVP(TM)  and  MVP(TM)  Jr.  custom  manual
     wheelchairs for active consumers of all ages who want the convenience of a folding chair without sacrificing performance;

     The Invacare(R) Rollite(TM) Rollator, a cross between a traditional walker and a rollator offering a wide variety of features to meet diverse ambulatory and support needs;

     The Invacare(R) Overnight Hand-Held Printing Pulse Oximeter, making it easier than ever to help qualify or re-qualify patients for supplemental oxygen use;

     The  Invacare(R)   Poseidon  Passover   Humidifier,   an   easy-to-maintain
     humidifier that interfaces with a variety of CPAP systems; and

     An expanded Invacare(R) Bariatric line of products, including new innovations such as the Bariatric commode, Bariatric Crutches and Bariatric Trapeze, to accommodate higher weight levels, while enhancing the safety and comfort of patients and caregivers alike.

Australasia
While no major new product introductions were made in Australasia during 2001, various design improvements were made to their existing product line.

Europe
During  2001,  European  operations  also  introduced  several new  products and
continued  to  update  existing   products  as  required  by  the  market.   Key
introductions and updates in 2001 included:

     The Invacare(R) Storm 3 next generation of Storm power wheelchairs designed and manufactured in Europe which have new styling, improved functionality and are product rationalizations of the former Scandinavian Mobility International AS (SMI) and Invacare products for this segment across all European markets. Improved functionality includes a forward moving seat riser, additional seating options and seat height adjustment standard on all chairs.

     The Invacare(R) Auriga Scooters are new 3 and 4 wheel midsize scooters cooperatively designed in Europe and the Far East, manufactured in the Far East and currently sold in the United Kingdom and German markets. The product line includes a unique combination of competitive features, including higher 150-kilogram user weight, longer range, user-friendly adjustable tiller and the latest design aesthetics to differentiate from other low price scooters.

     The Invacare(R) Wheeler pediatric wheelchair creates a new market segment in innovative modular rigid pediatric wheelchairs that are highly adjustable, modular and can grow with the child's size and ability. The wide range of wheelchair types include comfort, all around transport and tilt-in-space versions that have interchangeable parts and accessories. This new segment covers Germany, France, Scandinavian and the Benelux markets.

     The Invacare(R) Variable Plus wheelchair replaces two existing wheelchairs and incorporates updated styling, improved functionality with a reclining backrest and swing in/ swing out footrest, and interchangeable options for the range of Invacare standard steel wheelchairs. Improved profitability and market share maintenance are in the United Kingdom, French, Belgian and Dutch markets.

     The Invacare(R) Swan Ceiling hoist is a new innovative hoist that offers the most comprehensive range of safety devices and repositions Invacare in the United Kingdom and Scandinavia to grow market share. Features include emergency stop and mechanical lower functions coupled with a "fail safe" centrifugal stop system. The versatile hoist is available in motorized or manual traverse models and capable of running on ceiling tracks or gantries.

     The Invacare(R) Alize is a new range of eight bath and shower products for elderly or handicap people. The additional products complete Invacare's bath and shower product range and generate cross selling opportunities with other patient aid product ranges. Alize products share the same seat and backrest ergonomical components, designed to bring an unsurpassed comfort to the user.

     The Invacare(R) SOLO Bed is a cost competitive bed which addresses the new regulations in the German market for improved electrical safety. In addition, the Invacare SOLO bed has increased lifting range and wooden bed ends and siderails specially designed for use in home care facilities.

     The Invacare(R) Staccata bed is for hospitals and institutions and addresses new market segments for Invacare in Spain, Portugual, the United Kingdom and export markets and also improves the product offering in Holland and Scandinavian markets. The bed offers increased functionality, including quick release of the backrest for Cardiopulmonary Resuscitation and blocking of electrical functions.

     The Invacare(R) Blade II pediatric wheelchair is the next generation of foldable, active, low-end wheelchairs. Improved functionality with swing away footrests, armrests and outrigger caster options make this a more competitive chair for the United Kingdom and French markets.

MANUFACTURING  AND  SUPPLIERS
The company's objective is to maintain its commitment to be the highest quality and lowest-cost manufacturer in its industry. The company believes that it is achieving this objective not only through improved product design, but also by taking a number of steps to lower manufacturing costs. The company initiated plans to close and consolidate several distribution and manufacturing operations, the cost of which was included in a charge taken in the fourth quarter of 2000. These plans were completed during 2001.

The company opened up a new Far East sourcing office during 2001. While the company believes the opportunities are significant to reduce overall costs, the short-term emphasis will be on building the professional disciplines in the area of sourcing, quality and logistics focusing on sourcing components and finished goods to each of the business segments.

North  America  /  Australasia
The company has vertically integrated its manufacturing processes by fabricating, coating, plating and assembling many of the components of each product. The company designs and manufactures electronics for power wheelchairs, from insertion of components into printed circuit boards to final assembly and testing.

Invacare has focused on value engineering which reduces manufacturing costs by eliminating product complexity and using common components. Value engineering has been applied to all product introductions in the last three years, including the latest generation of oxygen concentrators, electronic controls, wheelchairs, patient lifts, beds and bath safety products.

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

The manufacturing operations for the company wheelchairs and replacement parts, patient aids and home care beds consist of a variety of metal fabricating procedures, electronics production, coating, plating and assembly operations. Manufacturing operations for the company oxygen concentrators, nebulizer compressors, and seating and positioning products consist primarily of assembly operations. The company purchases raw materials, fabricated components and services from a variety of suppliers. Where appropriate, Invacare does employ long-term contracts with its suppliers, both domestically and from the Far East. In those situations in which long-term contracts are not advantageous, the company believes its relationship with those suppliers to be satisfactory with alternative sources of supply readily available.

Europe
As in other areas, manufacturing and operational issues faced in the U.S. are also present in Europe. The European operation has challenged and rationalized the mission of each manufacturing location allowing for the realization of significant synergies and has identified areas for further cost reductions and improved efficiencies for 2002.

ACQUISITIONS
During 2001, the company did not make any significant acquisitions. However, as a result of the company's ongoing search for opportunities, coupled with the industry trend toward consolidation, various acquisition opportunities were evaluated in 2001. The company focuses on acquisitions intended to fulfill the following objectives:

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

In late 2000, Congress enacted legislation (the Benefits Improvement and Protection Act or BIPA) that provides several victories for the homecare and HME services industries. First, Congress provided a full restoration of the annual cost-of-living adjustment for the Durable Medical Equipment Industry (DME) for fiscal 2001. This will amount to a 3.27% increase in the Medicare fee schedules for most Invacare products. BIPA also provides a measure of security for home health agencies by questioning the need for a 15% reduction in fees paid for home health services. BIPA also called for a study of the way supplies and equipment are billed to Medicare when the patient is enrolled in a plan of care through a home health agency.

A final ruling implementing the consumer choice, or DME Upgrade, provision originally contained in the Balanced Budget Act of 1997 was issued on October 22, 2001. This provision makes it easier for consumers to choose more functional products than the minimally medically necessary items currently paid for by Medicare. Invacare anticipates this rule will have a positive impact on the sales of high-end products in every product line. The new rule was effective on January 1, 2002.

The company continues its aggressive, pro-active efforts to shape public policy that impacts home and community-based, non-acute health care. We are currently supporting legislation that would extend Medicare coverage to products such as patient lifts, bath safety products and other items designed to provide physical safety and well being. Invacare believes these efforts give the company a competitive advantage in two ways. First is the frequently expressed appreciation of our customers for our efforts on behalf of the entire industry. The other is the ability to anticipate and plan for changes in public policy, unlike most other HME manufacturers who must react to change after it occurs.

Congress and the new Administration once again have placed Medicare reform high on the priority list for change. Another item being discussed is prescription drug coverage. Both these areas will provide ample opportunities to re-educate policymakers on the fact that homecare is a clinically appropriate, cost-effective and patient preferred alternative to facility based care. As the "graying of America" continues, homecare will play an increasingly important role in meeting the health care needs of our citizens.

The Safe Medical Devices Act of 1990 and Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetics Act of 1938 (the Acts) provide for regulation by the United States Food and Drug Administration (the FDA) of the manufacture and sale of medical devices. Under the Acts, medical devices are classified as Class I, Class II or Class III devices. The company principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and record keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices must comply with product design and manufacturing controls established by the FDA. Manufacturers of all medical devices are subject to periodic inspections by the FDA. Furthermore, state, local and foreign governments have adopted regulations relating to the manufacture and marketing of health care products. The company believes that it is presently in material compliance with applicable regulations promulgated by the FDA for which the failure to comply would have a material adverse effect.

BACKLOG
The company generally manufactures most of its products to meet near-term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular product nor does it believe that backlog is a significant factor for its business.

EMPLOYEES
As of December 31, 2001, the company had approximately 5,400 employees.

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

Item 2.  Properties.

The company owns or leases its warehouses, offices and manufacturing facilities and believes these facilities to be well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2001 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company and in the table below:

                                                             Ownership
                                                           or Expiration          Renewal
North American Operations               Square Feet        Date of Lease          Options         Use
-------------------------               -----------       --------------        ------------      ---------------------------
Ashland, Virginia                            36,000       September 2003           None            Sublet

Atlanta, Georgia                            137,284         January 2005        One (3 yr.)        Warehouse and offices

Atlanta, Georgia                             48,000          August 2006           None            Sublet

Belle, Missouri                              34,125                  Own             -             Manufacturing and offices

Beltsville, Maryland                         33,329          August 2004        One (3 yr.)        Manufacturing, offices, and
                                                                                                   warehouse

Chesterfield, Missouri                        8,466        December 2002           None            Offices

Delta, British Columbia                       6,900         January 2005           None            Warehouse and offices

Edison, New Jersey                           93,220           March 2005           None            Warehouse and offices

                                                             Ownership
                                                           or Expiration          Renewal
North American Operations               Square Feet        Date of Lease          Options         Use
-------------------------               -----------       --------------        ------------      ---------------------------
Elyria, Ohio
   - Taylor Street                          251,656                  Own             -             Manufacturing and offices

   - Cleveland Street                       226,998       September 2004        One (5 yr.)        Manufacturing and offices

   - One Invacare Way                        50,000                  Own             -             Headquarters

   - 1320 Taylor Street                      30,000         January 2005        Two (5 yr.)        Offices

   - 1160 Taylor Street                       4,800                  Own             -             Warehouse and offices

Grand Prairie, Texas                         43,754        February 2005           None            Warehouse and offices

Holliston, Massachusetts                     57,420          August 2006           None            Warehouse and offices

Kirkland, Quebec                             13,241        November 2002        One (5 yr.)        Manufacturing, warehouse
                                                                                                   and offices

Mississauga, Ontario                         81,004         January 2005        One (5 yr.)        Sublet

Mississauga, Ontario                         26,380        November 2011        Two (5 yr.)        Warehouse and offices

North Ridgeville, Ohio                      152,861                  Own             -             Manufacturing, warehouses
                                                                                                   and offices

Obetz, Ohio                                 130,377           April 2004        One (5 yr.)        Sublet

Pinellas Park, Florida                       11,400            July 2002        One (1 yr.)        Manufacturing and offices

Rancho Cucamonga, California                 35,900            June 2005       One (60 day)        Warehouse

Reynosa, Mexico                             129,690                  Own             -             Manufacturing and offices

Sacramento, California                       26,900             May 2003        One (3 yr.)        Manufacturing, warehouse
                                                                                                   and offices

Sanford, Florida                            113,158                  Own             -             Manufacturing and offices

Sanford, Florida                            100,000                  Own             -             Manufacturing and offices

Santa Fe Springs, California                151,217           April 2004        One (5 yr.)        Sublet

Sarasota, Florida                            15,450        February 2002           None            Manufacturing, warehouse
                                                                                                   and offices

South Bend, Indiana                          30,000            July 2003           None            Warehouse

Spicewood, Texas                              6,500       September 2002        One (3 yr.)        Manufacturing and offices

Traverse City, Michigan                      15,850           April 2003        One (3 yr.)        Manufacturing and offices

Wright City, Missouri                        17,350       Month to Month           None            Warehouse

                                                              Ownership
                                                           or Expiration          Renewal
Australasia Operations                  Square Feet        Date of Lease          Options         Use
-------------------------               -----------       --------------        ------------      ---------------------------
Adelaide, Australia                           21,668             June 2005       One (1 yr.)        Manufacturing, warehouse
                                                                                                    and offices

Auckland, New Zealand                         27,000        September 2008       Two (3 yr.)        Manufacturing, warehouse
                                                                                                    and offices

Christchurch, New Zealand                     57,682         December 2005      Three (3 yr.)       Manufacturing and offices

Hamilton , New Zealand                        15,285             July 2002       Two (1 yr.)        Manufacturing and warehouse

Melbourne, Australia
  -  Capella Crescent                          7,212        Month to Month           None           Manufacturing

  -  Wickham Road                              3,229        Month to Month           None           Manufacturing

  -  6-8 Commercial Road                       7,320              May 2002      Month to Month      Manufacturing and officess

  -  10 Commerical Road                        4,435        Month to Month      Month to Month      Manufacturing

Napier, New Zealand                           15,490            March 2002       One (2 yr.)        Warehouse and offices

North Olmsted, Ohio                            2,280          October 2003       One (5 yr.)        Warehouse and offices

Sydney, Australia                              2,700         February 2004           None           Warehouse and offices


European Operations
----------------------
Allschwil, Switzerland                       36,000                   Own             -             Manufacturing and offices

Bad Oeynhausen, Germany                      78,000             June 2003        One (2 yr.)        Manufacturing, warehouse
                                                                                                    and offices

Bergen, Norway                                1,000              May 2004        One (5 yr.)        Warehouse and offices

Bridgend, Wales                             131,522                   Own             -             Manufacturing and offices

Brondy, Denmark                              16,142         December 2002        One (1 yr.)        Warehouse and offices

Ede, The Netherlands                         13,500              May 2009        One (5 yr.)        Warehouse and offices

Girona, Spain                                13,600         November 2004        One (1 yr.)        Warehouse and offices

Goteborg, Sweden                              7,500        September 2002           None            Warehouse and offices

Hong, Denmark                               172,305                   Own             -             Manufacturing, warehouse
                                                                                                    and offices

Jarfalla, Sweden                              7,177         February 2003           None            Warehouse and offices

LaRochelle, France                          101,718             July 2002       Every 3 years       Manufacturing, warehouse
                                                                                                    and offices

Loppem, Belgium                               6,000         December 2005        One (5 yr.)        Warehouse and offices

Landskrona, Sweden                            3,099           August 2003           None            Warehouse

                                                             Ownership
                                                           or Expiration          Renewal
European Operations                     Square Feet        Date of Lease          Options         Use
-------------------------               -----------       --------------        ------------      ---------------------------
Oisterwijk, The Netherlands                  27,000                   Own             -             Manufacturing, warehouse
                                                                                                    and offices

Oporto, Portugal                             27,800         November 2003           None            Manufacturing, warehouse
                                                                                                    and offices

Oskarshamn, Sweden                            3,551         December 2004           None            Warehouse

Oslo, Norway                                 30,650        September 2006           None            Manufacturing, warehouse
                                                                                                    and offices

Saeby, Denmark                               87,425                   Own             -             Warehouse

Spanga, Sweden                                3,228          October 2002        One (1 yr.)        Warehouse and offices

Spanga, Sweden                               16,140                   Own             -             Warehouse and offices

Tours, France                                86,000         November 2007           None            Manufacturing

Tours, France                               104,500                   Own             -             Manufacturing, warehouse
                                                                                                    and offices

Trondheim, Norway                             3,000         December 2004        One (3 yr.)        Services and offices

Werste, Germany                              15,000            March 2002        One (5 yr.)        Warehouse

Vaxjovagen, Sweden                          107,600                   Own             -             Manufacturing and offices

Item 3.  Legal Proceedings.

Invacare is a defendant in a number of product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All of these actions have been referred to the company's insurance carriers and are being vigorously contested. Coverage territory is worldwide with the exception of those countries with respect to which, at the time product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. Management does not believe that the outcome of any of these actions will have a material adverse effect upon its business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.*

The following table sets forth the names of the executive officers and certain other key employees of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name                                           Age               Position
---------------------                         ----               ------------------------------------------------------
A. Malachi Mixon, III                          61                Chairman of the Board of Directors and
                                                                 Chief Executive Officer

Gerald B. Blouch                               55                President, Chief Operating Officer and Director

Thomas R. Miklich                              54                Chief Financial Officer, General Counsel and Corporate
                                                                 Secretary

Name                                           Age               Position
---------------------                         ----               ------------------------------------------------------
Joseph B. Richey, II                           65                President - Invacare Technologies, Senior Vice
                                                                 President - Electronics and Design Engineering
                                                                 and Director

Louis F.J. Slangen                             54                Senior Vice President - Sales & Marketing

Thomas Kroeger                                 52                Senior Vice President - Human Resources

Kenneth A. Sparrow                             54                President - Invacare Europe

Neal J. Curran                                 44                Vice President - Engineering and Product Development

David A. Johnson                               39                Vice President - Operations and Logistics

Michael A. Perry                               47                Vice President - Distributed Products

Hugh L. Martyn                                 43                Managing Director - Australasia

CORPORATE OFFICERS
------------------
A. Malachi Mixon, III has been Chief Executive Officer and a Director of the company since December 1979, and Chairman of the Board since September 1983. Mr. Mixon had been President of the company from December 1979 until November 1996.

Gerald B. Blouch was named President and a Director of the company in November 1996. Mr. Blouch was Chief Operating Officer since December 1994 and Chairman - Invacare International since December 1993. Previously, Mr. Blouch was President
- Home Care Division from March 1994 to December 1994 and Senior Vice  President
- Home Care Division from September 1992 to March 1994. Mr. Blouch served as Chief Financial Officer from May 1990 to May 1993 and Treasurer from March 1991 to May 1993.

Thomas R. Miklich has been Chief Financial Officer and General Counsel since May 1993 and in September 1993 was named Corporate Secretary. Mr. Miklich is a director of the OM Group, a NYSE listed company. Mr. Miklich was Interim Vice President - Human Resources from March 2000 until May 2001 and Treasurer from May 1993 until October 1999. Previously, Mr. Miklich was Executive Vice President and Chief Financial Officer of Van Dorn Company from 1991 to 1993 and Chief Financial Officer of The Sherwin-Williams Company from 1986 to 1991.

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

Thomas Kroeger joined Invacare as Senior Vice President - Human Resources in May 2001. Before coming to Invacare, Mr. Kroeger was the Executive Vice President - Organization and People for Office Depot from July 1997 until April 2001 and Corporate Vice President - Human Resources for The Sherwin-Williams Company from October 1987 to July 1997.

OPERATING OFFICERS
------------------
Kenneth A. Sparrow was named President - Invacare Europe in September 2001. Previously, Mr. Sparrow was Director of Australasia from January 1998 to September 2001. Before coming to Invacare, Mr. Sparrow was General Manager of Operations for the Lyttelton Port Company from December 1995 to January 1998 and Divisional General Manager for Skellerup Industries from July 1992 to November 1995.

Neal J. Curran was named Vice President of Engineering and Product Development in August 2000. Mr. Curran has been with the company since 1983 and has previously held positions as Vice President - Rehab Group July 1999 to August 2000, Vice President - Respiratory Group July 1998 to July 1999, Vice President
- Seating and Custom Mobility Products October 1997 to July 1998 and General Manager of the Custom Manual Business Unit from December 1994 to October 1997. Prior to 1994, Mr. Curran held the positions of Power Business Unit leader September 1992 to December 1994 and Vice President of Rehab engineering January 1991 to September 1992.

David A. Johnson was named Vice President of Operations and Logistics in November 2000. Previous positions include Vice President - Rehab Group and Personal Care Products from August 2000 until November 2000, and Vice President
- Invacare Continuing Care Group and Home Medical Equipment Group from November 1998 until August 2000. Previously, Mr. Johnson had been Director Business/Systems Integration for Herman Miller, Inc. from 1997 to November 1998. Mr. Johnson was also General Manager of The Chattanooga Group, Inc. from 1994 to 1997. From 1990 to 1994, Mr. Johnson held various operations positions for the Stryker Corporation-Medical Group.

Michael A. Perry was named Vice President of Distributed Products in July of 1998. Previously, Mr. Perry was General Manager of Account Services, Vice
President of National Accounts, Vice President of Retail Sales and Vice President of Clinical Application Consumer Marketing since 1995. In 1994, Mr. Perry served as Area Vice President of Sales.

Hugh L. Martyn was named Managing Director of Australasia in September 2001. Previously, Mr. Martyn was Chief Executive Officer of Dynamic Controls Ltd. from September 1998 to September 2001. Prior to this, Mr. Martyn was the Managing Director of Whisper-Tech Limited from December 1997 to September 1998, and the General Manager, Country Fare Bakeries (Christchurch, NZ) Ltd. from September 1996 to December 1997.

* The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.


                                     PART II
                                     -------

Item 5.  Market for Registrant Common Equity and Related Stockholder Matters.

Invacare Common Shares, without par value, began trading on the New York Stock Exchange (NYSE) under the symbol IVC on June 25, 1999. Prior to listing the Common Shares on the NYSE, the Common Shares were included for trading and quotation on the NASDAQ National Market System under the symbol IVCR. Ownership of the company Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The approximate number of record holders of the company Common Shares and Class B Common Shares at February 12, 2002 was 5,652 and 30, respectively. The closing sale price for the Common Shares on February 12, 2002 as reported by NYSE, was $33.52. The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares in each of the two most recent fiscal years are as follows:

                                                                      2001                     2000
                                                                      ----                     ----
                                    Quarter Ended:               High        Low          High        Low
                                    -------------              ------     ------        ------     ------
                                    December 31                $38.84     $28.91        $34.38     $24.19
                                    September 30                40.98      35.16         32.19      22.75
                                    June 30                     40.00      34.20         27.13      24.69
                                    March 31                    39.52      31.38         28.00      18.63

During 2001, the Board of Directors declared dividends of $.05 per Common Share and $.045 per Class B Common Share. For information regarding limitations on the payment of dividends in the company loan and note agreements, see Long Term Obligations in the Notes to the Consolidated Financial Statements. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.

Item 6.  Selected Financial Data

                                              2001*            2000         1999**          1998          1997***
                                              ----             ----         ----            ----          ----
                                                          (In thousands, except per share and ratio data)
Earnings
Net Sales                                $1,053,639      $1,013,162       $882,774      $801,189         $654,409
Net Earnings                                 35,190          59,911         41,494        45,792            1,563
Net Earnings per Share - Basic                 1.15            1.99           1.38          1.53              .05
Net Earnings per Share -  Assuming
   Dilution                                    1.11            1.95           1.36          1.50              .05
Dividends per Common Share                   .05000          .05000         .05000        .05000           .05000
Dividends per Class B Common
   Share                                     .04545          .04545         .04545        .04545           .04545

                                               2001            2000           1999          1998             1997
                                               ----            ----           ----          ----             ----
Balance Sheet
Current Assets                             $428,401        $432,408       $418,620      $336,742         $275,211
Total Assets                                914,537         951,855        955,285       738,756          529,923
Current Liabilities                         175,423         203,436        177,471       133,964          109,553
Working Capital                             252,978         228,972        241,149       202,778          165,658
Long-Term Obligations                       357,564         398,646        458,942       323,904          183,955
Shareholders' Equity                        381,550         349,773        318,872       280,888          236,415

Other Data
Research and Development
   Expenditures                            $ 17,394        $ 16,231       $ 15,534      $ 12,980         $ 12,706
Capital Expenditures, net of
   Disposals                                 19,486          26,268         32,155        39,505           37,962
Depreciation and Amortization                33,448          31,469         25,978        23,754           18,348

Key Ratios
Return on Sales                                3.3%            5.9%           4.7%          5.7%              .2%
Return on Average Assets                       3.8%            6.3%           4.9%          7.2%              .3%
Return on Beginning
   Shareholders' Equity                       10.1%           18.8%          14.8%         19.4%              .7%
Current Ratio                                 2.4:1           2.1:1          2.4:1         2.5:1            2.5:1
Debt-to-Equity Ratio                           .9:1           1.1:1          1.4:1         1.2:1             .8:1

*        Reflects non-recurring impairment reserves of $31,950 ($25,250 or $.80 per share assuming dilution after tax)
         primarily related to certain investments and notes receivable.
**       Reflects non-recurring and unusual charge of $14,800 ($9,028 or $.29 per share assuming dilution after tax).
***      Reflects non-recurring and unusual charge of $61,039 ($38,839 or $1.28 per share assuming dilution after tax).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

2001 Versus 2000

Reclassifications. The following Management's Discussion and Analysis of Financial Condition and Results of Operations reflect certain reclassifications made to the prior years' consolidated financial statements to conform to the presentation used for the year ended December 31, 2001.

Non-recurring and Unusual Items. The review of results that follows excludes the impact of the non-recurring and unusual items recorded in 2001 and 2000. In 2001, the company recorded a fourth quarter non-cash charge of approximately $31,950,000 ($25,250,000 after tax) to reserve the value of certain investments and notes receivable. The decline in value of these investments was determined to be other than temporary due in part to the recent economic decline and tightening of the capital markets which has made obtaining the additional funding they require difficult.

In 2000, as a result of repaying EURO and DKK denominated debt, the company realized a non-recurring pre-tax foreign currency gain of approximately $20,130,000. The gain was offset by charges in the fourth quarter aggregating $8,700,000 related primarily to closing two distribution centers and a manufacturing plant ($3,700,000), severance costs due to staff reductions (nine individuals) primarily at the corporate office ($1,000,000) and costs associated with the settlement of litigation ($4,000,000). In addition, during the fourth quarter of 2000, the company also increased its bad debt reserve impacting selling, general and administrative expenses by approximately $8,000,000.

Net Sales. Consolidated net sales for 2001 increased 4% for the year despite a 2% negative impact from foreign currency translation. Net sales increased in all three business segments excluding currency. Sales gains were lower than last year due to the slowing economy and tightening of the credit markets. Growth also was impacted by the economic shock and market uncertainty resulting from the September terrorist attacks. However, the company believes its sales grew faster than the overall industry, resulting in market share gains. This sales growth was due in part to additional marketing and branding programs and its cost-effective "Total One Stop Shopping(sm)" distribution system that is supported by the company's broad range of products and services.

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, seating and scooters), Standard (manual wheelchairs, personal care, bed products, patient transport and low air loss therapy), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy, sleep and associated respiratory) and Distributed (ostomy, incontinence, wound care and other medical supplies) products grew 5% over the prior year excluding the negative impact of currency translation. All major product lines showed growth for the year. The largest gains were recorded in Continuing Care, Respiratory, and Rehab primarily due to the increased unit volumes of these products. Distributed sales increased approximately 5%.

Other products, consisting primarily of the company's Canadian and aftermarket parts businesses, had a 5% sales increase for the year primarily as a result of volume increases.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and Invacare New Zealand, a distribution business. Sales for the Australasia group increased $10,134,000 or 30% from the prior year. Excluding the impact of foreign exchange, sales increased 41% for the year. The increase was the result of continued expansion into the market, with volume increases in Standard wheelchairs and Respiratory products.

European Operations

European sales improved 4% over the prior year excluding a 5% negative impact from foreign currency translation. European sales were less than expected due to reimbursement pressure in key markets throughout the year and the weak Euro. Sales growth was driven by volume increases in Patient Aids, Homecare Beds and Patient Transport product lines.

Gross Profit. Consolidated gross profit as a percentage of net sales was 30% in 2001 and 31% in 2000, primarily due to product mix, pricing pressures and the decline in the Euro. Continued productivity improvements and cost reduction activities partially offset these negative impacts.

North American gross profit from operations as a percentage of net sales was flat as a result of depressed margins due to pricing pressures in the Supplies business offset by productivity improvements and cost reduction activities realized in the North American plants.

Gross profit in Australasia as a percentage of sales was down by one percent from last year. A negative impact from foreign currency was offset by continued cost reduction activities.

Gross profit in Europe as a percent to sales declined by two percentage points from prior year. The decline is attributable to the unfavorable impact of both product and country mix, unfavorable pricing particularly in the beds and power wheelchair product lines, the negative impact of the Euro and rising freight costs.

Selling, General and Administrative. Consolidated selling, general and administrative expense, excluding the non-recurring charge taken in the fourth quarter of 2000, as a percentage of net sales was approximately 19% in 2001 and 2000. The overall dollar increase was $2,031,000 or 1%, with currency translation decreasing selling, general and administrative costs by approximately $3,668,000 or 2%. The minimal increase is the result of administrative cost control and the utilization of activity-based budgeting aimed at allocating the expense dollars to the programs that most effectively support the company's business strategy.

North American operations' selling, general and administrative expenses as a percentage of net sales increased 2% or $3,005,000 compared to 2000.

Australasia operations' selling, general and administrative expenses decreased approximately 8% from the prior year. The overall dollar decline between years was $702,000 primarily due to the strong dollar, which reduced the expense by $590,000.

European operations' selling, general and administrative expenses increased $265,000 or 1% from the prior year. European selling, general and administrative expenses were positively impacted by continued cost containment initiatives and the strong dollar, which reduced selling, general and administrative expenses reported in dollars by $2,803,000.

Interest. Interest income decreased in 2001 to $7,303,000 from $7,807,000 in the prior year, representing a 7% decrease. The decrease was primarily due to a 37% decrease in installment sales volume booked in 2001, partially offset by loan origination fees received on new business written as a result of our third-party financing arrangement with DLL, a subsidiary of Rabo Bank of the Netherlands. Interest expense decreased to $22,764,000 from $27,853,000 representing an 18% decrease. This was attributable to the declining interest rate environment throughout 2001, in conjunction with a decrease in our average borrowings outstanding under our revolver facility. The company's debt-to-equity ratio decreased to .9:1 from 1.1:1 in the prior year.

Income Taxes. The company had an effective tax rate of 38.5% in 2001 and 39.0% in 2000, excluding the effects of the unusual and non-recurring charge recorded in 2001. The effective rate for 2001 including the unusual and non-recurring charge was 47% as a result of the valuation reserve recorded in the fourth quarter of 2001 which was not entirely deductible for tax purposes due to limitations on capital losses. The effective tax rate for 2002 is expected to be approximately 33% as a result of tax restructuring completed in the fourth quarter of 2001 and the benefit of the change in accounting for goodwill. See Income Taxes and Non-Recurring and Unusual Items in the Notes to Consolidated Financial Statements for further discussion.

Research and Development. The company continues to increase its research and development activities to maintain its competitive advantage. While the competitive environment requires that research and development expenditures be focused on the cost reduction of products while increasing functionality and reliability, the company continues to dedicate dollars to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures increased to $17,394,000 from $16,231,000 in 2000. The expenditures, as a percentage of sales, increased to 1.7% from 1.6% in the prior year.

2000 Versus 1999

Non-recurring and Unusual Items. The review of results that follows excludes the impact of the non-recurring and unusual items recorded in 2000 and 1999. In 2000, as a result of repaying EURO and DKK denominated debt, the company realized a non-recurring pre-tax foreign currency gain of approximately $20,130,000. The gain was offset by charges in the fourth quarter aggregating $8,700,000 related primarily to closing two distribution centers and a manufacturing plant ($3,700,000), severance costs due to staff reductions (nine individuals) primarily at the corporate office ($1,000,000) and costs associated with the settlement of litigation

($4,000,000). In addition, during the fourth quarter of 2000, the company also increased its bad debt reserve impacting selling, general and administrative expenses by approximately $8,000,000.

In 1999, the company announced non-recurring and unusual charges of $11,500,000 in the fourth quarter primarily related to the consolidation and integration of the operations of SMI and Invacare. The charges included reserves for employee severance ($3,000,000), plant shutdowns and lease terminations ($4,400,000), and asset write-downs and other non-recurring items ($4,100,000). The personnel reductions and shut down of facilities are related to the integration of SMI and are required to obtain the expected synergies from the acquisition. In addition, during the fourth quarter of 1999, the company also increased its bad debt reserve impacting selling, general and administrative expenses by approximately $3,300,000.

Net Sales. Consolidated net sales for 2000 increased 15% for the year despite a 3% negative impact from foreign currency translation. Acquisitions contributed 9% of the increase. Net sales increased in two of the three business segments while Europe sales were flat. The overall increase was principally due to an increase in unit volume. The Standard and Distributed operations posted the largest dollar increases primarily as a result of increased unit volumes. The company believes that its sales grew faster than the overall industry, resulting in market share gains. This was due in part to additional marketing programs and its cost-effective "Total One Stop Shopping(sm)" distribution system that is supported by the company's broad range of products and services.

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, seating and scooters), Standard (manual wheelchairs, personal care, bed products, patient transport and low air loss therapy), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy, sleep and associated respiratory) and Distributed (ostomy, incontinence, wound care and other medical supplies) products net of acquisitions and divestitures grew 11% over the prior year. The gain was due primarily to Standard products, up 14%, as manual wheelchairs, personal care and bed products had strong sales increases. Distributed product sales increased 17% from the prior year. Sales for the Rehab product line, driven by Seating and Custom Manual, also increased 7% over the prior year. Respiratory sales were up approximately 4% offset by a similar decline in Continuing Care products.

Other products, consisting primarily of the company's Canadian and aftermarket parts businesses, had an 11% sales increase for the year. Sales for the company's Canadian operation increased 9%. The increase was a result of volume increases.

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

European Operations

On a pro-forma basis, European sales were flat for the year excluding a 13% negative impact from foreign currency translation. European sales were less than expected due to the weak Euro and the company's focus on the integration of SMI.

Gross Profit. Consolidated gross profit as a percentage of net sales was 31% in 2000 and 1999. This was a result of the company's continued focus on redesigning products in order to lower manufacturing costs while improving quality and reliability and other cost reductions made to remain competitive and improve profitability.

North American gross profit from operations as a percentage of net sales remained constant with the prior year as a result of a shift in product mix to lower margin products.

Gross profit in Australasia increased as a percentage of net sales to 30% from 28% in the prior year. The $2,965,000 increase includes the continued effects of a strong U.S. dollar which negatively impacted margins. Excluding the negative impact of foreign currency translation and a slight impact from acquisitions, gross profit increased $5,905,000 from the prior year.

Gross profit in Europe as a percentage of net sales increased over one percentage point from the prior year. The increase in European profitability is primarily a result of productivity improvements and cost containment programs introduced by new European management put in place during the third quarter of 1998. The management team has simplified and improved accountability while reducing costs to be more in line with its sales levels. In addition, greater emphasis is being placed on leveraging U.S. research and development efforts to accelerate new product development in a cost-effective manner.

Inventory turns improved slightly for 2000, as inventory control initiatives instituted throughout the company's existing business were implemented at the SMI locations.

Selling, General and Administrative. Consolidated selling, general and administrative expense, excluding unusual charges, as a percentage of net sales were approximately 19% in 2000 and 1999. The overall dollar increase was $26,522,000 or 16%, with acquisitions increasing selling, general and administrative costs by approximately $21,267,000 or 13%. High distribution costs in 2000 throughout the company resulted in the same expense as a percentage of net sales as last year.

North American operations' selling, general and administrative costs as a percentage of net sales remained flat compared to 1999. Selling, general and administrative costs increased $15,693,000 or 13% with acquisitions accounting for $776,000 or 1% of the increase from the prior year. The company utilized activity-based budgeting aimed at allocating the expense dollars to the programs that most effectively supported the company's business strategy.

Australasia operations' selling, general and administrative expenses increased approximately 34% from the prior year. The increase is primarily a result of the increased growth in business in Australasia. The overall dollar increase between years was $2,224,000. The strong dollar reduced selling, general and administrative expense for Australasia operations by $1,479,000.

European operations' selling, general and administrative expenses increased $6,816,000 or 15% from the prior year. The increase was primarily a result of the acquisition of SMI. European selling, general and administrative expenses were positively impacted by continued cost containment initiatives implemented throughout 1999 and the strong dollar, which reduced selling, general and administrative expenses reported in dollars by $5,077,000.

Interest. Interest income decreased in 2000 to $7,807,000 from $7,929,000 in the prior year, representing a 2% decrease. The decrease was due to a 32% decrease in new installment receivables booked throughout 2000. Interest expense increased to $27,853,000 from $22,093,000 representing a 26% increase resulting from additional borrowings in the first half of the year related to the Scandinavian Mobility acquisition, and also to an increasing interest rate environment. However, as a result of debt paydown efforts in the third and fourth quarters, the company's debt-to-equity ratio decreased to 1.1:1 from 1.4:1 in the prior year.

Income Taxes. The company had an effective tax rate of 39% in both 2000 and 1999. See Income Taxes in the Notes to Consolidated Financial Statements for further discussion.

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

INFLATION

Although the company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The company attempts to minimize or offset the effects through increased sales volume, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures. In 2001 and 2000, the company was able to offset the majority of the impact of price increases from suppliers by productivity improvements and other cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Obligations in the Notes to Consolidated Financial Statements) and working capital management. The company maintains various bank lines of credit to finance its worldwide operations. In 2001, the company completed a $325,000,000 multi-currency, long-term revolving credit agreement which expires on October 17, 2006 and a $100,000,000 364- day facility which expires on October 16, 2002, or such later dates as mutually  agreed upon by the  company and the banks.  These  agreements terminate all commitments under the replaced 1997 credit agreement. Additionally, the company maintains various other demand lines of credit totaling a U.S. dollar equivalent of approximately $20,110,000 as of December 31, 2001. The lines of credit have been and will continue to be used to fund the company's domestic and foreign working capital, capital expenditures and acquisition requirements. As of December 31, 2001, the company had approximately $200,681,000 available under its various lines of credit, excluding debt covenant restrictions.

The company's borrowing arrangements contain covenants with respect to interest coverage, net worth, dividend payments, working capital, funded debt to capitalization and interest coverage, as defined in the company's bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements. Under the most restrictive covenant of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $50,665,000 as of December 31, 2001.

While there is general concern about the potential for rising interest rates, exposure to interest fluctuations is manageable as a portion of the debt is at fixed rates through 2004. The fixed interest debt coupled with free cash flow should allow Invacare to absorb the expected modest rate increases in the months ahead without any material impact on our liquidity or capital resources.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of December 31, 2001. The company estimates that capital investments for 2002 will approximate $22,000,000. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $58,478,000, compared to $78,426,000 last year. The decrease is due primarily to changes in working capital accounts including payments made in 2001 on restructuring items and legal liabilities.

Cash flows required for investing activities decreased $17,524,000. The decrease is principally a result of payments received on existing installment receivables. The company no longer enters into installment contracts as a result of its third party financing arrangement with DLL. In addition, current year capital expenditures were lower than in 2000 as many of the company's systems improvements were completed in 2000 and prior years.

Cash flows required by financing activities in 2001 were $35,305,000, compared to $49,480,000 in 2000. The decrease was principally a result of the company paying down less debt in 2001 than in 2000 partially offset by the impact of the purchases of treasury shares in 2001. In addition to acquisition activities, the effect of foreign currency translation results in amounts being shown for cash flows in the Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

It is the company's policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $.05 per Common Share and $.045 per Class B Common Share. It is not anticipated that this will change materially as the company continues to have available significant growth opportunities through internal development and acquisitions. For 2001, a dividend of $.05 per Common Share and $.045 per Class B Common Share was declared and paid.

EURO CONVERSION

On January 1, 1999, 11 of the 15 member countries of the European Union (the "participating countries") established a fixed rate between their existing sovereign currencies (the "legacy currencies") and the Euro. On January 1, 2002, the Euro currency was introduced and the legacy currencies will be withdrawn from circulation by July 1, 2002. The company believes that, with the modifications made to existing computer software and conversion to new software, the Euro conversion issue will not pose significant operational problems to its normal business activities. The company does not expect costs associated with the Euro conversion project to have a material effect on the company's results of operations or financial position.

NON-RECURRING AND UNUSUAL ITEMS

In 2001, the company recorded a fourth quarter non-cash charge of approximately $31,950,000 ($25,250,000 after tax) to reserve the value of certain investments and notes receivable. The decline in value of these investments was determined to be other than temporary due in part to the recent economic decline and tightening of the capital markets which has made obtaining the additional funding they require difficult.

In 2000, as a result of repaying EURO and DKK denominated debt, the company realized a non-recurring pre-tax foreign currency gain of approximately $20,130,000. The gain was offset by charges in the fourth quarter aggregating $8,700,000 related primarily to closing two distribution centers and a manufacturing plant ($3,700,000), severance costs due to staff reductions (nine individuals) primarily at the corporate office ($1,000,000) and costs associated with the settlement of litigation ($4,000,000). Of these charges, $3,035,000 have been utilized related to closing two distribution centers and a manufacturing plant, $957,000 have been utilized related to severance costs, and $4,000,000 related to settlement of litigation. In addition, during the fourth quarter of 2000, the company also increased its bad debt reserve impacting selling, general and administrative expenses by approximately $8,000,000.

In 1999, the company announced non-recurring and unusual charges of $11,500,000 in the fourth quarter primarily related to the consolidation and integration of the operations of SMI and Invacare. The charges included reserves for employee severance ($3,000,000), plant shutdowns and lease terminations ($4,400,000), and asset write-downs and other non-recurring items ($4,100,000). The personnel reductions and shut down of facilities are related to the integration of SMI and are required to obtain the expected synergies from the acquisition. Of these charges, $2,885,000 has been utilized related to employee severance, $4,400,000 has been utilized related to plant shutdown and lease termination, and $3,566,000 has been utilized related to asset write-downs and other non-recurring items. In addition, during the fourth quarter of 1999, the company also increased its bad debt reserve impacting selling, general and administrative expenses by approximately $3,300,000.

All initiatives for which charges were reported have been substantially completed at December 31, 2001.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition
Invacare's revenues are recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission's Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Allowance for Uncollectible Accounts Receivable
Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the company's receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, are ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the company has seen significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts is based primarily on management's evaluation of the financial condition of the customer. In addition, as a result of the third party financing arrangement with DLL, management monitors the collection status of these contracts in accordance with the company's limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts.

Inventories and Related Allowance for Obsolete and Excess Inventory
Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales.

Goodwill, Intangible and Other Long-Lived Assets
Property, plant and equipment, goodwill, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Product Liability
The company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual aggregate policy losses of $5 million of the company's domestic product liability exposure. The company also has additional layers of coverage insuring $90 million in annual aggregate losses arising from individual claims that exceed the captive insurance company policy limits. Invacare Supply Group's distributed products are covered under a conventional insurance program with third party carriers on a guaranteed cost basis and layered limits up to $76 million. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at an affordable rate. The company provides reserves for product liability using an estimation process that considers company specific and industry data as well as management's assumptions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The adoption of the statement effective January 1, 2002, did not have a material impact on the consolidated financial position or results of operations of the company.

In June 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income for the year. The company will perform the first of the required impairment tests under SFAS No. 142 of the goodwill and indefinite lived intangible assets as of January 1, 2002. The company's current policy for measuring goodwill impairment is based upon an analysis of undiscounted cash flows, which does not result in an indicated impairment as of December 31, 2001. Under SFAS No. 142, goodwill must be assigned to reporting units and measured for impairment based upon the fair value of the reporting units. The Company has not yet determined its reporting units under SFAS No. 142 and what the effect of these new impairment tests will be on its consolidated financial position or results of operations.

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk.

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 2001 debt levels, a 1% change in interest rates would impact interest expense by approximately $2,454,000. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. FASB No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), requires companies to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The company adopted the statement on January 1, 2001 and, accordingly, recognized a cumulative effect adjustment to other comprehensive income of $802,000. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

PRIVATE SECURITIES LITIGATION REFORM ACT

The statements contained in this form 10-K constitute forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "achieve," "increase," "plan," "can," "expect," "pursue," "benefit," "continue," "exceed," "improve," "believe," "anticipate," "build," "strengthen," "new," "lower," "drive," "seek," "hope," and "create," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues including those that affect the viability of customers, the effect of offering customers competitive financing terms, Invacare's ability to effectively identify, acquire and integrate strategic acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions, the timely and efficient completion of facility consolidations, the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions, foreign currency and interest rate risk, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. The company undertakes no obligation to update any of the forward-looking or other information contained herein.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to the Report of Independent Auditors, Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule which appear on pages FS-1 to FS-22 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the Registrant.

The information required by Item 10 as to the directors of the company is incorporated herein by reference to the information set forth under the caption Election of Directors in the company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company fiscal year pursuant to Regulation 14A. Information required by Item 10 as to the executive officers of the company is included in Part I of this Report on Form 10-K.

Item 11.  Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions Compensation of Executive Officers and Compensation of Directors in the company definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company fiscal year pursuant to Regulation 14A.

Item. 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the caption Share Ownership of Principal Holders and Management in the company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference to the information set forth under the caption Compensation Committee Interlocks and Insider Participation in the company definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company fiscal year pursuant to Regulation 14A.

                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements

The following financial statements of the company are included in Part II,
Item 8:

       Consolidated Statement of Earnings - years ended December 31, 2001, 2000 and 1999

       Consolidated Balance Sheet - December 31, 2001 and 2000

       Consolidated Statement of Cash Flows - years ended December 31, 2001, 2000, and 1999

       Consolidated Statement of Shareholders' Equity - years ended December 31, 2001, 2000, and 1999

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

(a)(3) Exhibits.
       See Exhibit Index at page number I-28 of this Report on Form 10-K.

(b)    Reports on Form 8-K.
       An 8-K was filed on November 20, 2001 under Item 5, Other Events. The filing included the 5-year credit agreement dated October 17, 2001 and the 364-day credit agreement dated October 17, 2001 which were filed as exhibits 10(ax) and 10(ay).

       An 8-K was filed on December 12, 2001 under Item 5, Other Events. The filing contained Invacare Corporation's news release dated December 12, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2002.

                              INVACARE CORPORATION

                          By: /S/ A. Malachi Mixon, III
                              --------------------------
                              A. Malachi Mixon, III Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 15, 2002.

        Signature                                         Title
        ---------                                         -----

      /S/ A. Malachi Mixon, III             Chairman of the Board of Directors
          ---------------------             and Chief Executive Officer
          A. Malachi Mixon, III             (Principal Executive Officer)

      /S/ Gerald B. Blouch                  President, Chief Operating Officer
          ---------------------             and Director
          Gerald B. Blouch

      /S/ Thomas R. Miklich                 Chief Financial Officer, General
          ---------------------             Counsel, Corporate Secretary
          Thomas R. Miklich                 (Principal Financial and Accounting
                                             Officer)

      /S/ James C. Boland                   Director
          ---------------------
          James C. Boland

      /S/ Frank B. Carr                     Director
          ---------------------
          Frank B. Carr

      /S/ Michael F. Delaney                Director
          ---------------------
          Michael F. Delaney

      /S/ Whitney Evans                     Director
          ---------------------
          Whitney Evans

      /S/ Bernadine P. Healy, M.D.          Director
          ---------------------
          Bernadine P. Healy, M.D.

      /S/ John R. Kasich                    Director
          ---------------------
          John R. Kasich

      /S/ Dan T. Moore, III                 Director
          ---------------------
          Dan T. Moore, III

      /S/ E. P. Nalley                      Director
          ---------------------
          E. P. Nalley

      /S/ Joseph B. Richey, II              Director
          ---------------------
          Joseph B. Richey, II

      /S/ William M. Weber                  Director
          ---------------------
          William M. Weber

                              INVACARE CORPORATION
        Report on Form 10-K for the fiscal year ended December 31, 2001.
                                  Exhibit Index
Official                                                                                                      Sequential
Exhibit No         Description                                                                                Page No.
----------         -----------                                                                                ----------
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

10(av)          -  Amendment No. 1 to the Invacare Corporation 1994 Performance Plan approved May 28, 1998.   (Z)

10(aw)          -  Amendment No. 2 to the Invacare Corporation 1994 Performance Plan approved May 24, 2000.   (AA)

10(ax)          -  Five-Year Credit Agreement between Invacare Corporation and Subsidiaries, the banks        (AB)
                   named therein, Bank One, as agent for the banks, dated October 17, 2001.

10(ay)          -  364-Day Credit Agreement between Invacare Corporation and Subsidiaries, the banks          (AC)
                   named therein, Bank One, as agent for the banks, dated October 17, 2001.

21              -  Subsidiaries of the company

23              -  Consent of Independent Auditors

99(a)           -  Executive Liability and Defense Coverage Insurance Policy                                  (H)

99(b)           -  Supplemental Executive Retirement Plan                                                     (Y)

*   Management contract, compensatory plan or arrangement


(A) Reference is made to Exhibit A of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 28, 1987, which Exhibit is incorporated herein by reference.

(B) Reference is made to the appropriate Exhibit of the company Report on Form 10-K for the fiscal year ended December 31, 1984, which Exhibit is incorporated herein by reference.

(C) Reference is made to the appropriate Exhibit of the company's report on Form 10-K for the fiscal year ended December 31, 1987, which Exhibit is incorporated herein by reference.

(D) Reference is made to Exhibit A of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 25, 1988, which Exhibit is incorporated herein by reference.

(E) Reference is made to the appropriate Exhibit of the company Form 8 Amendment No. 1 (filed on September 23, 1987) to its Registration Statement on Form 8-A (Reg. No. 0-12938, effective as of October 21, 1986), which Exhibit is incorporated herein by reference.

(F) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 1997, as amended, which is incorporated herein by reference.

(G) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 1990, as amended, which is incorporated herein by reference.

(H) Reference is made to the appropriate Exhibit of the company Registration Statement on Form S-3 (Reg. No. 33-40168), effective as of April 26, 1991, which
Exhibit is incorporated herein by reference.

(I) Reference is made to Exhibit A of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 24, 1991, which Exhibit is incorporated herein by reference.

(J) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 1991, as amended, which is incorporated herein by reference.

(K) Reference is made to Exhibit A of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which Exhibit is incorporated herein by reference.

(L) Reference is made to Exhibit B of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which Exhibit is incorporated herein by reference.

(M) Reference is made to Exhibit C of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which Exhibit is incorporated herein by reference.

(N) Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended June 30, 1992, which Exhibit is incorporated herein by reference.

(O) Reference is made to Exhibit 2 of the company report on Form 8-K, dated October 29, 1992, which Exhibit is incorporated herein by reference.

(P) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 1992, which Exhibit is incorporated herein by reference.

(Q) Reference is made to Exhibit A of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 23, 1994, which Exhibit is incorporated herein by reference.

(R) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 1993, which Exhibit is incorporated herein by reference.

(S) Reference is made to Exhibit 1 of the company report on Form 8-A, dated July 18, 1995, which Exhibit is incorporated herein by reference.

(T) Reference is made to the appropriate Exhibit of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 22, 1996, which Exhibit is incorporated herein by reference.

(U) Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended March 31, 1997, which Exhibit is incorporated herein by reference.

(V) Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended September 30, 1996, which Exhibit is incorporated herein by reference.

(W) Reference is made to the appropriate Exhibit to the company report on Form 8-K, dated January 23, 1998, which Exhibit is incorporated herein by reference.

(X) Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended March 31, 1998, which Exhibit is incorporated herein by reference.

(Y) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 1996, which Exhibit is incorporated herein by reference.

(Z) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 1999, which Exhibit is incorporated herein by reference.

(AA) Reference is made to the appropriate Exhibit of the company report on Form S-8, dated March 30, 2001, which Exhibit is incorporated herein by reference.

(AB) Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated October 17, 2001, which Exhibit is incorporated herein by reference.

(AC) Reference is made to Exhibit 10.2 of the company report on Form 8-K, dated October 17, 2001, which Exhibit is incorporated herein by reference.

                         Report of Independent Auditors



Shareholders and Board of Directors
Invacare Corporation


We have audited the accompanying consolidated balance sheet of Invacare Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP




Cleveland, Ohio
January 16, 2002

CONSOLIDATED STATEMENT OF EARNINGS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                      Years Ended December 31,
                                                                                 2001           2000             1999
                                                                              -------        -------          -------
                                                                                 (In thousands, except per share data)

             Net sales                                                     $1,053,639     $1,013,162         $882,774
             Cost of products sold                                            735,292        695,888          611,587
                                                                              -------        -------          -------

                  Gross Profit                                                318,347        317,274          271,187


             Selling, general and administrative expenses                     195,574        201,543          170,321

             Amortization of goodwill                                           8,972          8,899            7,258

             Non-recurring and unusual items                                   31,950        (11,430)          11,500

             Interest expense                                                  22,764         27,853           22,093

             Interest income                                                   (7,303)        (7,807)          (7,929)
                                                                               ------         ------           ------

                  Earnings before Income Taxes                                 66,390         98,216           67,944

             Income taxes                                                      31,200         38,305           26,450
                                                                               ------         ------           ------

                  Net Earnings                                               $ 35,190       $ 59,911         $ 41,494
                                                                               ======         ======           ======

                  Net Earnings per Share - Basic                               $ 1.15         $ 1.99           $ 1.38
                                                                               ======         ======           ======

             Weighted Average Shares Outstanding - Basic                       30,620         30,128           30,138
                                                                               ======         ======           ======
                  Net Earnings per Share - Assuming Dilution                   $ 1.11         $ 1.95           $ 1.36
                                                                               ======         ======           ======
             Weighted Average Shares Outstanding -
                  Assuming Dilution                                            31,683         30,761           30,619
                                                                               ======         ======           ======

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                  December 31,           December 31,
                                                                                         2001                   2000
                                                                                      -------                -------
                                                                                              (In thousands)
Assets

Current Assets
   Cash and cash equivalents                                                         $ 16,683               $ 12,357
   Marketable securities                                                                1,188                    845
   Trade receivables, net                                                             219,844                211,372
   Installment receivables, net                                                        35,423                 56,659
   Inventories, net                                                                   111,868                105,295
   Deferred income taxes                                                               24,125                 31,605
   Other current assets                                                                19,270                 14,275
                                                                                      -------                -------
      Total Current Assets                                                            428,401                432,408

Other Assets                                                                           50,398                 74,305
Property and Equipment, net                                                           132,202                134,913
Goodwill, net                                                                         303,536                310,229
                                                                                      -------                -------
      Total Assets                                                                   $914,537               $951,855
                                                                                      =======                =======


Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                                                  $ 74,133               $ 81,316
   Accrued expenses                                                                    76,000                 92,453
   Accrued income taxes                                                                16,207                 23,860
   Current maturities of long-term obligations                                          9,083                  5,807
                                                                                      -------                -------
      Total Current Liabilities                                                       175,423                203,436

Long-Term Debt                                                                        342,724                384,316

Other Long-Term Obligations                                                            14,840                 14,330

Shareholders' Equity
   Preferred Shares (Authorized 300 shares; none outstanding)                               0                      0
   Common Shares (Authorized 100,000 shares; 29,838 and
      29,186 issued in 2001 and 2000, respectively)                                     7,466                  7,301
   Class B Common Shares (Authorized 12,000 shares;
      1,112 and 1,372, issued and outstanding in
      2001 and 2000, respectively)                                                        278                    343
   Additional paid-in-capital                                                          87,209                 79,105
   Retained earnings                                                                  344,032                310,367
   Accumulated other comprehensive loss                                               (48,129)               (43,430)
   Treasury shares (249 and 177 shares in
      2001 and 2000, respectively)                                                     (9,306)                (3,913)
                                                                                      -------                -------
      Total Shareholders' Equity                                                      381,550                349,773

      Total Liabilities and Shareholders' Equity                                     $914,537               $951,855
                                                                                      =======                =======

See notes to consolidated financial statements.
                                      FS-3

CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                                Years Ended December 31,
                                                                                         2001             2000            1999
                                                                                      -------          -------         -------
                                                                                                    (In thousands)
    Operating Activities
    Net earnings                                                                     $ 35,190         $ 59,911        $ 41,494
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Non-recurring and unusual items                                                29,950            1,070           5,810
        Depreciation and amortization                                                  33,448           31,469          25,978
        Provision for losses on trade and installment receivables                       7,150           14,109          10,333
        Provision for deferred income taxes                                             6,220             (178)          4,608
        Provision for other deferred liabilities                                          267              868             559
    Changes in operating assets and liabilities:
        Trade receivables                                                             (11,114)         (38,341)        (22,402)
        Inventories                                                                    (7,010)          (6,494)         (7,465)
        Other current assets                                                           (6,165)          (3,192)           (729)
        Accounts payable                                                               (6,835)          24,195           3,345
        Accrued expenses                                                              (22,623)          (4,991)         11,309
                                                                                      -------          -------         -------
                  Net Cash Provided by Operating Activities                            58,478           78,426          72,840

    Investing Activities
        Purchases of property and equipment                                           (20,182)         (26,445)        (32,808)
        Proceeds from sale of property and equipment                                      696              177             653
        Installment sales contracts, net                                               25,946           12,440         (14,191)
        Marketable securities                                                            (165)             516             858
        Business acquisitions, net of cash acquired                                         -           (2,814)       (141,536)
        Increase in other investments                                                  (1,642)          (4,257)         (3,609)
        Increase in other long-term assets                                            (13,817)          (8,745)         (9,700)
        Other                                                                          (1,063)           1,377           2,178
                                                                                      -------          -------         -------
                  Net Cash Required for Investing Activities                          (10,227)         (27,751)       (198,155)

    Financing Activities
        Proceeds from revolving lines of credit and
          long-term  borrowings                                                       304,778          109,588         344,908
        Principal payments on revolving lines of credit,
          long-term debt and capital lease obligations                               (339,941)        (163,534)       (208,033)
        Proceeds from exercise of stock options                                         8,854            5,965           1,441
        Payment of dividends                                                           (1,525)          (1,499)         (1,493)
        Purchase of treasury stock                                                     (7,471)               0          (2,661)
                                                                                      -------          -------         -------
                  Net Cash Provided (Required) by Financing Activities                (35,305)         (49,480)        134,162

        Effect of exchange rate changes on cash                                        (8,620)          (7,096)            (49)
                                                                                      -------          -------         -------
        Increase (decrease) in cash and cash equivalents                                4,326           (5,901)          8,798

        Cash and cash equivalents at beginning of year                                 12,357           18,258           9,460
                                                                                      -------          -------         -------
        Cash and cash equivalents at end of year                                     $ 16,683         $ 12,357        $ 18,258
                                                                                      =======          =======         =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

INVACARE CORPORATION AND SUBSIDIARIES

(In thousands)                                                                     Accumulated
                                                              Additional Retained     Other
                             Common Stock     Class B Stock    Paid-in-  Earnings  Comprehensive     Treasury Stock
                            Amount   Shares   Amount  Shares   Capital    (Loss)   Earnings(Loss)    Amount    Shares    Total
                          -------- -------- -------- ------ ----------- ---------- ------------- ---------- --------- --------
January 1, 1999 Balance   $ 7,267   29,066     $358  1,434     $79,863   $211,954     $ (7,712)  $  (10,842)    (607) $280,888

Conversion of  shares
from Class B to Common                   1             (1)                                                                  -
Exercise of stock
options, including tax
benefit                        15       58                        (393)                               2,286      148    1,908
   Net earnings                                                            41,494                                      41,494
   Foreign currency
   translation adjustments                                                              (1,561)                        (1,561)
   Marketable securities
   holding gain, net of tax                                                                297                            297
Total comprehensive
income                                                                                                                 40,230
Dividends - $.05 per
common share, $.045 per
class B share                                                             (1,493)                                      (1,493)
Repurchase of treasury
shares                                                                                             (2,661)     (120)   (2,661)
------------------------- -------- -------- -------- ------ ----------- ---------- ------------- ---------- --------- --------
December 31, 1999           7,282   29,125      358  1,433      79,470    251,955       (8,976)   (11,217)     (579)  318,872
Balance
Conversion of  shares
from Class B to Common         15       61      (15)   (61)                                                                 -
Exercise of stock
options, including tax
benefit                         4                                 (365)                             7,304       402     6,943
  Net earnings                                                             59,911                                      59,911
  Foreign currency
  translation adjustments                                                              (34,793)                       (34,793)
  Marketable securities
  holding gain, net of tax                                                                 339                            339
Total comprehensive
income                                                                                                                 25,457
Dividends - $.05 per
common share, $.045 per
class B share                                                             (1,499)                                      (1,499)
------------------------- -------- -------- -------- ------ ----------- ---------- ------------- ---------- --------- --------
December 31, 2000           7,301   29,186      343  1,372      79,105    310,367      (43,430)    (3,913)     (177)  349,773
Balance
Conversion of  shares
from Class B to Common         65      260      (65)  (260)                                                                 -
Exercise of stock
options, including tax
benefit                        94      368                       7,932                               2,078      128    10,104
Stock Awards                    6       24                         172                                                    178
  Net earnings                                                             35,190                                      35,190
  Foreign currency
  translation adjustments                                                                (3,342)                       (3,342)
  Cumulative effect upon
  adoption of FAS 133,
  net of tax                                                                                521                           521
  Unrealized losses on
  cash flow hedges, net of tax                                                           (1,561)                       (1,561)
  Marketable securities
  holding (loss), net of tax                                                               (317)                         (317)
Total comprehensive
income                                                                                                                 30,491
Dividends - $.05 per
common share, $.045 per
class B share                                                              (1,525)                                     (1,525)
Repurchase of treasury
shares                                                                                             (7,471)     (200)   (7,471)
------------------------- -------- -------- -------- ------ ----------- ---------- ------------- ---------- --------- --------
December 31, 2001          $7,466   29,838     $278  1,112     $87,209   $344,032     $(48,129)   $(9,306)     (249) $381,550
Balance

See notes to consolidated financial statements.
                                      FS-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES

Nature of Operations: Invacare Corporation and its subsidiaries (the "company") is the leading home medical equipment manufacturer in the world based on its distribution channels, the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care, retail and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, seating and positioning systems, motorized scooters, patient aids, home care beds, low air loss therapy products, respiratory products and distributed products.

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its majority owned subsidiaries. Certain foreign subsidiaries are consolidated using a November 30 fiscal year end. All significant intercompany transactions are eliminated.

Reclassifications: Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the year ended December 31, 2001.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Accounting Policy for Derivative Instruments: Financial Accounting Standards Board Statement (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The company adopted the statement on January 1, 2001 and, accordingly, recognized a pre-tax cumulative effect adjustment to other comprehensive income of $802,000.

A majority of the company's derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The derivatives designated as fair value hedges are perfectly effective; thus, the entire gain or loss associated with the derivative instrument directly affects the value of the debt by increasing or decreasing its carrying value.

The company has entered into interest rate swap agreements that qualify as cash flow hedges and effectively convert $45 million of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The company has also entered into interest rate swap agreements that qualify as fair value hedges and effectively convert $50 million of fixed-rate debt to floating-rate debt, so the company can avoid paying higher than market interest rates. For the year, the company recognized a net loss of $1,041,000 related to its swap agreements, which is reflected in interest expense on the statement of earnings.

To protect against decreases/increases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the company utilizes cash flow hedges to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The company recognized a net loss of $828,000 on foreign currency cash flow hedges for the year, which is included in cost of products sold and selling, general and administrative costs.

The company used forward contracts that do not qualify for special hedging, but do effectively limit the company's exposure to foreign currency fluctuations between the peso and U.S. dollar. During 2001, the company recognized a $953,000 gain related to the forward contracts which is included in costs of products sold on the statement of earnings.

The company recognized no gain or loss related to hedge ineffectiveness or discontinued cash flow hedges. If it is later determined that a hedged forecasted transaction is unlikely to occur, any gains or losses on the forward contracts would be reclassified from other comprehensive income into earnings. The company does not expect this to occur during the next twelve months.

Recently Issued Accounting Pronouncements: In August, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, provides a single accounting model for long-

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES-Continued

lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The adoption of the statement effective January 1, 2002, did not have a material impact on the consolidated financial position or results of operations of the company.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income for the year. The Company will perform the first of the required impairment tests under SFAS No. 142 of the goodwill and indefinite lived intangible assets as of January 1, 2002. The Company's current policy for measuring goodwill impairment is based upon an analysis of undiscounted cash flows, which does not result in an indicated impairment as of December 31, 2001. Under SFAS No. 142, goodwill must be assigned to reporting units and measured for impairment based upon the fair value of the reporting units. The Company has not yet determined its reporting units under SFAS No. 142 and what the effect of these new impairment tests will be on its consolidated financial position or results of operations.

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

Inventories: Inventories are stated at the lower of cost or market with cost principally determined for domestic manufacturing inventories by the last-in, first-out (LIFO) method and for non-domestic inventories and domestic finished products purchased for resale ($72,025,000 and $74,878,000 at December 2001 and 2000, respectively) by the first-in, first-out (FIFO) method. Market costs are based on the lower of replacement cost or estimated net realizable value.

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

Research and Development: Research and development costs are expensed as incurred. The company's annual expenditures for product development and engineering were approximately $17,394,000, $16,231,000, and $15,534,000 for
2001, 2000, and 1999, respectively.

Revenue Recognition: The company recognizes revenue when the product is shipped and provides an appropriate allowance for estimated returns and adjustments. The cost of shipping products is treated as a component of costs of products sold and the related revenue from shipping products is treated as a component of net sales.

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

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES-Continued

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

Goodwill: The excess of the aggregate purchase price over the fair value of net assets acquired is amortized by use of the straight-line method for periods ranging from 20 to 40 years. The accumulated amortization was $45,186,000 and $36,187,000 at December 31, 2001 and 2000, respectively. The carrying value of goodwill is reviewed at each balance sheet date to determine whether goodwill has been impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the company's carrying value of the goodwill would be reduced by the estimated shortfall of discounted cash flows. Based on the company's review as of December 31, 2001, no impairment of goodwill was evident.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $18,792,000, $18,261,000 and $17,391,000 for 2001, 2000, and 1999, respectively.

RECEIVABLES

Trade receivables are net of allowances for doubtful accounts of $14,043,000 and $13,048,000 in 2001 and 2000, respectively.

Installment receivables as of December 31, 2001 and 2000 consist of the following:

                                                                       2001                                       2000
                                                                       ----                                       ----
                                                                       Long-                                      Long-
    (In thousands)                                       Current       Term*         Total        Current         Term*       Total
                                                         -------     -------       -------        -------       -------      -------
    Installment receivables                              $50,218      $4,370       $54,588        $75,306       $15,865     $91,171
    Less:
         Unearned interest                                (1,111)        (94)       (1,205)        (2,868)       (1,047)     (3,915)
         Allowance for doubtful accounts                 (13,684)     (1,070)      (14,754)       (15,779)       (1,910)    (17,689)
                                                         -------     -------       -------        -------       -------      -------
                                                         $35,423      $3,206       $38,629        $56,659       $12,908     $69,567
                                                         =======     =======       =======        =======       =======     =======

Beginning in the fourth quarter of 2000, the company is not entering into any new installment receivables. See the "Concentration of Credit Risk" footnote for a description of the current third party financing arrangement.

* Long-term installment receivables are included in "Other Assets" on the consolidated balance sheet.

INVENTORIES

Inventories as of December 31, 2001 and 2000 consist of the following:
                                                        2001                2000
                                                        ----                ----
                                                             (In thousands)
                  Raw materials                   $   35,333          $   29,417
                  Work in process                     11,326              15,039
                  Finished goods                      65,209              60,839
                                                     -------             -------
                                                   $ 111,868           $ 105,295
                                                     =======             =======

The value of inventory on the LIFO method is approximately equal to its current cost as of December 31, 2001 and as of December 31, 2000.

INVACARE CORPORATION AND SUBSIDIARIES


PROPERTY AND EQUIPMENT

Property  and  equipment  as of  December  31,  2001  and  2000  consist  of the following:
                                                        2001                2000
                                                        ----                ----
                                                            (In thousands)
                  Machinery and equipment           $186,622            $176,885
                  Land, buildings and improvements    54,308              55,760
                  Furniture and fixtures              14,516              13,443
                  Leasehold improvements              11,648              10,308
                                                     -------             -------
                                                     267,094             256,396
                  Less allowance for depreciation    134,892             121,483
                                                     -------             -------
                                                   $ 132,202           $ 134,913
                                                     =======             =======

CURRENT LIABILITIES

Accrued expenses as of December 31, 2001 and 2000 consist of the following:
                                                       2001                 2000
                                                       ----                -----
                                                           (In thousands)
                  Accrued salaries and wages     $   21,538          $   29,124
                  Acquisition reserves                5,750              10,286
                  Accrued insurance                   1,784               4,452
                  Accrued warranty cost               7,607               7,917
                  Accrued rebates                     3,083               4,137
                  Accrued interest                    7,909               4,350
                  Accrued product liability,
                    current portion                   2,469                 679
                  Accrued freight                     3,766               3,172
                  Accrued SERP liability              8,039               6,049
                  Other accrued items                14,055              22,287
                                                     ------              ------
                                                  $  76,000           $  92,453
                                                     ======              ======

ACQUISITIONS

Effective July 31, 1999, the company acquired substantially all of the outstanding shares of Scandinavian Mobility International A/S ("SMI"), a Danish corporation for approximately $142 million in cash. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the common stock acquired is being amortized over 40 years. SMI is a producer and distributor of rehabilitation products, mobility aids and related products in Europe.

In connection with the acquisition, the purchase price allocation included restructuring reserves consisting of accruals for severance and other employee related costs ($9.8 million) and costs associated with the closure of facilities ($10.8 million). As of December 31, 2001, the accruals for severance and other employee related costs have been fully utilized and the company expects the remaining accruals of $5.8 million for costs associated with the closure of facilities to be utilized during 2002.

LEASES AND  COMMITMENTS

The company leases a substantial portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms of up to 10 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2001, the company is committed under non-cancelable operating leases which have initial or remaining terms in excess of one year and expire on various dates through 2008. Lease expenses were approximately $12,045,000 in 2001, $11,269,000 in 2000, and $9,178,000 in 1999.
Future minimum operating lease commitments as of December 31, 2001, are as follows:

INVACARE CORPORATION AND SUBSIDIARIES

LEASES AND COMMITMENTS-Continued

                                   Year                     Amount
                                   ----                     ------
                                           (In thousands)
                                   2002                    $ 9,797
                                   2003                      7,389
                                   2004                      4,444
                                   2005                      2,088
                                   2006                        738
                             Thereafter                        300
                                                            ------
                Total Future Minimum Lease Payments        $24,756
                                                            ======

The amount of buildings and equipment capitalized in connection with capital leases was $4,429,000 and $4,360,000 at December 31, 2001 and 2000,
respectively. At December 31, 2001 and 2000, accumulated amortization was $2,326,000 and $2,033,000, respectively.

RETIREMENT AND BENEFIT PLANS

Effective January 1, 2001, the Employee Stock Bonus Trust and Plan was merged into the Profit Sharing Plan and the Profit Sharing Plan was renamed the Invacare Retirement Savings Plan. Substantially all full-time salaried and hourly domestic employees are included in the Retirement Savings Plan sponsored by the company. The company makes matching contributions in the form of cash up to 66.7% of the first 3% of employees' contributions and may make discretionary contributions to the domestic plans based on an annual resolution of the Board of Directors.

The company sponsors a 401(k) Benefit Equalization Plan covering certain employees, which provides for retirement payments so that the total retirement payments equal amounts that would have been payable from the company's principal retirement plans if it were not for limitations imposed by income tax regulations.

Contribution expense for the above plans in 2001, 2000 and 1999 was $5,788,000, $5,071,000, and $5,328,000, respectively.

The company also sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives to recapture benefits lost due to governmental limitations on qualified plan contributions. The projected benefit obligation related to this unfunded plan was $25,254,000 at December 31, 2001. Pension expense for the plan in 2001, 2000 and 1999 was $2,059,000, $1,714,000, and $1,168,000, respectively.

SHAREHOLDERS' EQUITY TRANSACTIONS

At December 31, 2001, the company had 100,000,000 authorized Common Shares, without par value, and 12,000,000 authorized Class B Common Shares, without par value. In general, the Common Shares and the Class B Common Shares have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share, carry a 10% lower cash dividend rate and, in general, can only be transferred to family members. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis.

At December 31, 2001, the company had 300,000 shares of Serial Preferred Shares authorized, none of which were issued or outstanding. Serial Preferred Shares are entitled to one vote per share.

During 1994, the Board of Directors adopted and the Shareholders approved the 1994 Performance Plan (the "1994 Plan"). In May, 2000, the 1994 Plan was amended to increase the number of Common Shares reserved for issuance by 2,000,000 Common Shares. The 1994 Plan, as amended, provides for the issuance of up to 5,500,000 Common Shares in connection with stock options and other awards granted under the 1994 Plan. The 1994 Plan, as amended, allows the Compensation Committee of the Board of Directors (the "Committee") to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock). The Committee has the authority to determine the employees and directors that will receive awards, the amount of the awards and the other terms and conditions of the awards. Payments of the stock appreciation rights may be made in cash,

INVACARE CORPORATION AND SUBSIDIARIES

SHAREHOLDERS' EQUITY TRANSACTIONS -Continued

Common Shares or a combination thereof. There were no stock appreciation rights outstanding at December 31, 2001, 2000 or 1999. During 2001, the Committee, under the 1994 Plan, granted 561,885 non-qualified stock options for a term of ten years at 100% of the fair market value of the underlying shares on the date of grant.

In 2001, restricted stock awards for 24,020 shares were granted without cost to the recipients. Under the terms of the restricted stock awards, the shares granted vest four years after the award date. Unearned restricted stock compensation of $949,000, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the four-year vesting period. Compensation expense of $178,000 was recognized in 2001. No other restricted awards have been granted.

The company also has a Stock Option Plan for non-employee Directors. The plan was approved May 27, 1992 and provides for the granting of up to a maximum of 100,000 options to eligible new Directors. Directors will receive grants with exercise prices at 100% of the fair market value of the company's stock on the date of grant. At December 31, 2001, there were 12,550 options outstanding under this plan. During 2001, no options were granted under this plan.

The Plans have provisions for the net share settlement of options. Under these provisions, the company settled 124,823 treasury shares for $4,781,114 in 2001, 79,922 treasury shares for $2,663,062 in 2000 and 78,433 treasury shares for $1,860,663 in 1999.

As of December 31, 2001, an aggregate of 9,789,744 Common Shares were reserved for conversion of Class B Common Shares, future rights (as defined below) and the exercise and future grant of options.

                                                                        Weighted                   Weighted                 Weighted
                                                                         Average                    Average                  Average
                                                                        Exercise                   Exercise                 Exercise
                                                              2001         Price          2000        Price          1999      Price
                                                              ----         -----          ----        -----          ----      -----
     Options outstanding at January 1,                   4,289,763        $21.08     4,059,133       $18.70     3,057,020     $16.90
     Granted                                               585,905         33.59     1,082,056        24.33     1,397,080      20.75
     Exercised                                            (636,933)        16.84      (659,187)       11.35      (285,575)      7.39
     Canceled                                              (36,792)        22.31      (192,239)       22.37      (109,392)     23.70
                                                         ---------        ------     ---------       ------     ---------     ------
     Options outstanding at December 31,                 4,201,943        $23.27     4,289,763       $21.08     4,059,133     $18.70
                                                         =========        ======     =========       ======     =========     ======

     Options price range at December 31,                 $  9.30 to                  $  7.50 to                 $  2.19 to
                                                         $ 37.56                     $ 31.25                    $ 27.50

     Options exercisable at December 31,                 2,101,706                   1,965,220                  2,018,674
     Options available for grant at December 31,           917,530                   1,466,643                    356,460

The company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123). Accordingly, no compensation cost has been recognized for the stock option plans, except the expense recorded related to the 24,020 restricted stock awards. Had compensation cost for the company's stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                (In thousands except per share data)                               2001               2000                1999
                --------------------------------------------------------------------------------------------------------------
                Net earnings - as reported                                      $35,190            $59,911             $41,494
                Net earnings - pro forma                                        $30,744            $55,839             $38,639
                Earnings per share as reported - basic                           $ 1.15             $ 1.99              $ 1.38
                Earnings per share as reported - assuming dilution               $ 1.11             $ 1.95              $ 1.36

                Pro forma earnings per share - basic                             $ 1.00             $ 1.85              $ 1.28
                Pro forma earnings per share - assuming dilution                 $  .97             $ 1.82              $ 1.26

INVACARE CORPORATION AND SUBSIDIARIES

SHAREHOLDERS' EQUITY TRANSACTIONS -Continued

The assumption regarding the stock options issued in 2001, 2000 and 1999 was that 25% of such options vested in the year following issuance. The stock options awarded during the year provided a four-year vesting period whereby options vest equally in each year. Current and prior years pro forma disclosures may be adjusted for forfeitures of awards that will not vest because service or employment requirements have not been met.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001: dividend yield of .90%; expected volatility of 33.8%; risk-free interest rate of 4.53%; and an expected life of 6.0 years. The weighted-average fair value of options granted during the year 2001, per the Black-Scholes model based on the expected exercise year of 2007, is $12.24.

The plans provide that shares granted come from the company's authorized but unissued common stock or treasury shares. Pursuant to the plan, the Committee has established that the 2001 grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. The weighted-average remaining contractual life of options outstanding at December 31, 2001 is 7.4 years.

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

NET EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net earnings per common share.
                                                                                2001                   2000              1999
                                                                                ----                   ----              ----
                                                                                     (In thousands except per share data)
             Basic
                Average common shares outstanding                             30,620                 30,128            30,138

                Net earnings                                                 $35,190                $59,911           $41,494

                Net earnings per common share                                $  1.15                $  1.99           $  1.38

             Diluted
                Average common shares outstanding                             30,620                 30,128            30,138
                Stock options                                                  1,063                    633               481
                                                                              ------                 ------            ------
                Average common shares assuming dilution                       31,683                 30,761            30,619

                Net earnings                                                 $35,190                $59,911          $ 41,494

                Net earnings per common share                                $  1.11                 $ 1.95             $1.36



INVACARE  CORPORATION AND SUBSIDIARIES

OTHER COMPREHENSIVE EARNINGS (LOSS)

The components of other comprehensive  earnings (loss) are as follows:
(In thousands)

                                                                                                            Unrealized
                                                                                          Unrealized       Gain (Loss)on
                                                                         Currency        Gain (Loss)on      Derivative
                                                                        Translation      Available-for-      Financial
                                                                        Adjustments     Sale Securities     Instruments        Total
                                                                   ---------------- ----------------- ----------------- ------------
Balance at January 1, 1999                                            $    (8,136)             $ 424        $        0     $ (7,712)
Foreign currency translation adjustments                                   (1,561)                                           (1,561)
Unrealized gain (loss) on available for sale securities                                          487                            487
Deferred tax (expense) benefit relating to unrealized gain
    (loss) on available for sale securities                                                     (190)                          (190)
                                                                   ---------------- ----------------- ----------------- ------------
Balance at December 31, 1999                                               (9,697)               721                 0       (8,976)

Foreign currency translation adjustments                                  (34,793)                                          (34,793)
Unrealized gain (loss) on available for sale securities                                          556                            556
Deferred tax (expense) benefit relating to unrealized gain
    (loss) on available for sale securities                                                     (217)                          (217)
                                                                   ---------------- ----------------- ----------------- ------------
Balance at December 31, 2000                                              (44,490)             1,060                 0      (43,430)

Foreign currency translation adjustments                                   (3,342)                                           (3,342)
Unrealized gain (loss) on available for sale securities                                         (515)                          (515)
Deferred tax (expense) benefit relating to unrealized gain
    (loss) on available for sale securities                                                      198                            198
Cumulative effect upon adoption of FAS 133                                                                         802          802
Current period unrealized gain (loss) on cash flow hedges                                                       (2,402)      (2,402)
Deferred tax (expense) benefit relating to unrealized gain
    (loss) on derivative financial instruments                                                                     560          560
                                                                   ---------------- ----------------- ----------------- ------------
Balance at December 31, 2001                                             $(47,832)           $   743         $ (1,040)     $(48,129)
                                                                   ================ ================= ================= ============

During 2001, a net loss of $1,975,000 was reclassified into earnings related to derivative instruments designated and qualifying as cash flow hedges.

INVACARE CORPORATION AND SUBSIDIARIES

LONG-TERM OBLIGATIONS

Long-term obligations as of December 31, 2001 and 2000 consist of the following:

                                                                                           2001             2000
                                                                                           ----             ----
                                                                                             (In thousands)
$25,000,000 senior notes at 7.45%, mature in February 2003                               $7,143          $10,715
$80,000,000 senior notes at 6.71%, due in February 2008                                  78,822           80,000
$20,000,000 senior notes at 6.60%, due in February 2005                                  20,000           20,000
Revolving credit agreement ($425,000,000 multi-currency) at .185% to
     .375% above local interbank offered rates, replaced October 17, 2001                     -          271,584
Revolving credit agreements ($325,000,000 multi-currency), at .675% to
     1.40% above local interbank offered rates, expires October 17, 2006                237,177                -
                                                                                        -------          -------
   Senior notes and revolver debt                                                       343,142          382,299

Notes and mortgages payable, secured by buildings, equipment and
     other assets                                                                         5,416            4,215
Capitalized lease obligations                                                             1,859            2,465
Product liability                                                                         3,347            2,201
Deferred federal income taxes                                                               217            2,886
Other, principally deferred compensation                                                 12,666           10,387
                                                                                        -------          -------
   Other debt                                                                            23,505           22,154

Total long-term and short-term obligations                                              366,647          404,453
          Less current maturities of long-term obligations                                9,083            5,807
                                                                                        -------          -------
Total long-term obligations                                                            $357,564         $398,646
                                                                                        =======          =======

In 2001, the company entered into a $325,000,000 5-year, multi-currency revolving credit agreement and a $100,000,000 364 day facility with a group of commercial banks, which expire on October 17, 2006 and October 16, 2002 respectively, or such later dates as mutually agreed upon by the company and the banks. Borrowings denominated in foreign currencies aggregated $22,915,000 at December 31, 2001 and $45,220,000 at December 31, 2000. The borrowing rates under the agreements are determined based on the debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of the company as defined in the agreement and range from .675% to 1.40% above the various interbank offered rates. As of December 31, 2001 and 2000, the weighted average floating interest rate on U.S. borrowings was 4.22% and 6.15%, respectively. The agreement requires the company to maintain certain conditions with respect to net worth, funded debt to capitalization, and interest coverage as defined in the agreement. At December 31, 2001, $164,569,092 of retained earnings is available for dividends pursuant to the most restrictive covenants. Under the most restrictive covenants of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $50,665,000 as of December 31, 2001.

In December 2001, the company exchanged the fixed rate of 6.71% on $50,000,000 of the $80,000,000 in Senior Notes due in February 2008. The three agreements for $25,000,000, $15,000,000 and $10,000,000 exchange the fixed rate of 6.71%
for variable rates equal to LIBOR plus 1.9%, 1.71% and 1.62% respectively. The effect of these swaps is to exchange a fixed rate of 6.71% for floating rates to avoid paying higher than market interest rates.

In March 2000, the company fixed the interest rate on $25,000,000 of its U.S. dollar borrowings through two interest rate swap agreements. One agreement is for $15,000,000 U.S. dollars and the other agreement is for $10,000,000 U.S. dollars. The effect of the swaps is to exchange a short-term floating interest rate for a fixed rate of 7.03% on one agreement and 7.04% on the other agreement.

In May 1999, the company fixed the interest rate on $20,000,000 of its U.S. dollar borrowings through two interest rate swap agreements. Each agreement is for $10,000,000 U.S. dollars. The effect of the swaps is to exchange a short-term floating interest rate for a fixed rate of 5.63% for a four-year term on both agreements.

The notes and mortgages payable financed the purchase of certain buildings, equipment and other assets which secure the obligations. The notes and mortgages payable bear interest at rates from 5.7% to 12.3% and mature through 2021.

INVACARE CORPORATION AND SUBSIDIARIES

LONG-TERM OBLIGATIONS -Continued

The capital leases are principally for manufacturing facilities with payments due through 2009.

The company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual aggregate policy losses of $5 million of the company's domestic product liability exposure. The company also has additional layers of coverage insuring $90,000,000 in annual aggregate losses arising from individual claims that exceed the captive insurance company policy limits. Invacare Supply Group's distributed products are covered under a conventional insurance program with third party carriers on a guaranteed cost basis and layered limits up to $76,000,000. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at an affordable rate.

The aggregate minimum combined maturities of long-term obligations are approximately $9,083,000 in 2002, $4,496,000 in 2003, $372,000 in 2004,
$20,353,000 in 2005, $240,738,000 in 2006 and $81,146,000  thereafter.  Interest paid on borrowings was  $26,361,000,  $29,987,000  and $21,646,000 in 2001, 2000
and 1999, respectively.

INCOME TAXES

Earnings before income taxes consist of the following:

                                                                     2001               2000               1999
                                                                     ----               ----               ----
                                                                                  (In thousands)
                        Domestic                                 $ 38,848           $ 67,730           $ 52,924
                        Foreign                                    27,542             30,486             15,020
                                                                   ------             ------             ------
                                                                 $ 66,390           $ 98,216           $ 67,944
                                                                   ======             ======             ======


The company has provided for income taxes as follows:
                                                                     2001                2000              1999
                                                                     ----                ----              ----
                                                                                    (In thousands)
                        Current:
                           Federal                               $ 11,985            $ 24,704          $ 10,157
                           State                                    3,800               4,100             2,800
                           Foreign                                  9,195              11,134             8,755
                                                                   ------              ------            ------
                                                                   24,980              39,938            21,712

                        Deferred:
                           Federal                                  5,170              (2,192)            7,698
                           Foreign                                  1,050                 559            (2,960)
                                                                   ------              ------            ------
                                                                    6,220              (1,633)            4,738
                                                                   ------              ------            ------
                        Income Taxes                             $ 31,200            $ 38,305          $ 26,450
                                                                   ======              ======            ======

At December 31, 2001, the company had foreign tax loss carryforwards of approximately $6,000,000 of which $4,800,000 are non-expiring, and $1,200,000 expire between 2002 and 2005.

The company made income tax payments of $27,104,000, $28,626,000 and $13,264,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

INCOME TAXES -Continued

A reconciliation to the effective income tax rate from the federal statutory rate follows:

                                                                     2001                 2000                 1999
                                                                     ----                 ----                 ----
          Statutory federal income tax rate                          35.0%                35.0%                35.0%
          State and local income taxes, net of
            Federal income tax benefit                                3.7                  2.7                  2.7
          Tax credits                                                (1.8)                (1.9)                (2.1)
          Goodwill                                                    4.8                  3.2                  3.8
          Valuation reserve for investments                           7.5
          Other, net                                                 (2.2)                    -                 (.5)
                                                                     ----                  ----                 ----

                                                                     47.0%                39.0%                38.9%
                                                                     ====                 ====                 ====

Significant components of deferred income tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                                            2001             2000
                                                                            ----             ----
                                                                                 (In thousands)
          Current deferred income tax assets, net:
               Bad debt                                                  $ 9,132         $ 12,360
               Warranty                                                    1,912            1,794
               Inventory                                                   2,611            2,102
               Other accrued expenses and reserves                         2,548            5,680
               State and local taxes                                       3,242            1,932
               Litigation reserves                                         2,209            3,730
               Compensation and benefits                                   1,282            2,422
               Product liability                                             335              254
               Loss carryforwards                                            300            1,555
               Other, net                                                    554             (224)
                                                                          ------           ------
                                                                        $ 24,125         $ 31,605
                                                                          ======           ======

          Long-term deferred income tax assets (liabilities), net:
               Fixed assets                                              (10,469)          (9,477)
               Product liability                                             600              899
               Loss carryforwards                                          1,550            1,015
               Compensation and benefits                                   5,438            4,590
               State and local taxes                                       2,400            2,400
               Valuation reserve                                          (1,414)          (1,092)
               Other, net                                                  1,678           (1,221)
                                                                          ------           ------
                                                                      $     (217)       $  (2,886)
                                                                          ------           ------
          Net Deferred Income Taxes                                     $ 23,908         $ 28,719
                                                                          ======           ======

INVACARE CORPORATION AND SUBSIDIARIES

INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                              QUARTER ENDED
                                                                              -------------
                                                                      (In thousands, except per share data)
                        2001                            March 31,         June 30,     September 30,      December 31,
                        ----                             -------          --------          --------          --------
    Net sales                                            $254,149         $265,704          $272,210          $261,576
    Gross profit                                           76,890           80,855            83,838            76,764
    Earnings (loss) before income taxes                    18,791           26,123            31,452           (9,976)
    Net earnings (loss)                                    11,556           16,066            19,343          (11,775)
    Net earnings (loss) per share - basic                     .38              .52               .63             (.38)
    Net earnings (loss) per share - assuming
       dilution                                               .37              .51               .61             (.37)

                        2000                            March 31,         June 30,    September 30,       December 31,
                        ----                             -------          --------          --------          --------
    Net sales                                            $245,593         $247,542          $251,728          $268,299
    Gross profit                                           72,880           79,669            79,324            85,401
    Earnings before income taxes                           16,351           22,440            28,551            30,874
    Net earnings                                            9,974           13,689            17,416            18,832
    Net earnings per share - basic                            .33              .46               .58               .62
    Net earnings per share - assuming dilution                .33              .45               .57               .61

See non-recurring and unusual items footnote for disclosure of credits/charges taken in the fourth quarter of 2001 and 2000.

BUSINESS SEGMENTS

The company operates in three primary business segments based on geographical area: North America, Europe and Australasia. The three reportable segments represent operating groups which offer products to different geographic regions.

The North America segment consists of five operating groups which sell the following products: wheelchairs, scooters, seating products, self care products, home care beds, low air loss therapy products, patient transport products, distributed products, extended care, beds and furniture products, respiratory and other products. The Europe segment consists of one operating group that sells primarily wheelchairs, scooters, self care products, beds, patient lifts, slings and oxygen products. The Australasia segment consists of two operating groups which sell primarily custom power wheelchairs, electronic wheelchair controllers, oxygen products and patient aids. Each business segment sells to the home health care, retail and extended care markets.

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers is not considered in evaluating segment performance. Intersegment revenue for reportable segments are $66,565,000, $61,372,000 and $57,027,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

The information by segment is as follows (In thousands):

Year ended December 31, 2001
                                                  North                  Australia/          All
                                                 America      Europe        Asia            Other*      Consolidated
                                               ---------   ---------     ---------        ---------        ---------
      Revenues from external customers          $773,713     $236,093      $43,833               -       $1,053,639
      Depreciation and amortization               15,590        7,974        2,047           7,837           33,448
      Net interest expense                        16,154        6,459            9          (7,161)          15,461
      Earnings (loss) before income taxes        126,861        8,444       14,009         (82,924)          66,390
      Assets                                     507,943      276,152       32,781          97,661          914,537
      Expenditures for assets                      5,532        6,401        1,734           6,515           20,182

INVACARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS-Continued

Year ended December 31, 2000
                                                  North                  Australia/          All
                                                 America      Europe        Asia            Other*      Consolidated
                                               ---------   ---------     ---------        ---------        ---------
      Revenues from external customers          $741,255     $238,208     $ 33,699               -       $1,013,162
      Depreciation and amortization               15,307        8,814        1,585           5,763           31,469
      Net interest expense                        19,867        7,342          195          (7,358)          20,046
      Earnings (loss) before income taxes        125,188       12,142       10,859         (49,973)          98,216
      Assets                                     535,067      278,591       32,601         105,596          951,855
      Expenditures for assets                      7,738        7,922        1,639           9,146           26,445

Year ended December 31, 1999
                                                  North                  Australia/          All
                                                 America      Europe        Asia            Other*      Consolidated
                                               ---------   ---------     ---------        ---------        ---------
      Revenues from external customers          $667,658     $189,371     $ 25,745               -         $882,774
      Depreciation and amortization               14,400        6,230        1,633           3,715           25,978
      Net interest expense                        14,792        1,605          459          (2,692)          14,164
      Earnings (loss) before income taxes        109,134        (541)        8,590         (49,239)          67,944
      Assets                                     529,397      302,465       29,679          93,744          955,285
      Expenditures for assets                     11,672        3,586        2,140          15,410           32,808

* Consists of the Invacare captive insurance unit, domestic export unit and corporate selling, general and administrative costs, which do not meet the quantitative criteria for determining reportable segments.

         Net sales by product, are as follows:
      North America                                               2001           2000            1999
      -------------                                            -------        -------         --------
      Rehab                                                   $196,524       $190,228        $176,022
      Standard Wheelchairs                                     111,865        110,101          97,108
      Distributed                                              127,975        122,991         104,264
      Personal Care/Patient Transport/Beds                     168,073        162,675         138,672
      Respiratory                                               88,833         84,074          80,021
      Institutional products                                    36,033         30,833          32,223
      Parts                                                     20,817         19,472          18,671
      Other                                                     23,593         20,881          20,677
                                                               -------        -------         --------
                                                              $773,713       $741,255        $667,658
                                                               =======        =======         =======

      Europe                                                      2001           2000            1999
      -------------                                            -------        -------         --------
      Rehab                                                   $ 89,272       $ 92,668         $50,579
      Standard Wheelchairs                                      37,969         46,401          76,705
      Personal Care/Patient Transport/Beds                      53,966         46,218          39,184
      Respiratory                                                7,476          7,150           6,321
      Institutional products                                    11,393         11,349               -
      Parts                                                     36,017         28,714               -
      Other                                                          -          5,708          16,582
                                                               -------        -------         --------
                                                              $236,093       $238,208        $189,371
                                                               =======        =======         =======






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

INVACARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS-Continued

      Australasia                                                 2001           2000            1999
      -------------                                            -------        -------         --------
      Rehab                                                   $ 20,251       $ 25,652        $ 20,502
      Standard Wheelchairs                                       7,232          1,282             179
      Distributed                                                  395            221               -
      Personal Care/Patient Transport/Beds                           -          1,138             256
      Respiratory                                               12,449          4,817           4,808
      Institutional products                                     2,893              -               -
      Other                                                        613            589               -
                                                               -------        -------         -------
                                                              $ 43,833       $ 33,699        $ 25,745
                                                               =======        =======         =======

      Total Consolidated                                    $1,053,639     $1,013,162        $882,774
                                                             =========      =========         =======

No single customer accounted for more than 5% of the company's sales.

CONCENTRATION OF CREDIT RISK

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. Prior to December 2000, the company leased equipment to the dealer for periods ranging from 6 to 39 months. The majority of these transactions were secured with a UCC-1 filing, purchase money securities and/or personal guarantees.

In December 2000, Invacare entered into an agreement with DLL, a third party financing company, to utilize DLL to provide all future lease financing to Invacare's customers. The intent of Invacare is to collect the remaining installment receivables on its books and cease entering into new installment contracts with its customers.

The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a limited recourse obligation ($4.5 million at December 31, 2001) to DLL for events of default under the contracts (total balance outstanding of $28.6 million at December 31, 2001). Accordingly, the company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts.

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

INVACARE CORPORATION AND SUBSIDIARIES

FAIR VALUES OF FINANCIAL INSTRUMENTS -Continued

Long-term debt: The carrying amounts of the company's borrowings under its long-term revolving credit agreements approximate their fair value. Fair values for the company's senior notes are estimated using discounted cash flow analyses, based on the company's current incremental borrowing rate for similar borrowing arrangements.

Interest Rate Swaps: The company is a party to interest rate swap agreements which are entered into in the normal course of business to reduce exposure to fluctuations in interest rates. The agreements are with major financial institutions which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The agreements are contracts to exchange floating rate payments with fixed rate payments or fixed rate payments for floating rate payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the interest rate swap agreements are accrued consistent with the terms of the agreements and market interest rates. Fair value for the company's interest rate swaps are based on independent pricing models.

Other investments: The company has made other investments in limited partnerships and non-marketable equity securities which are accounted for using the cost method. These investments were acquired in private placements and there are no quoted market prices or stated rates of return. During 2001, a decline in market value of certain of these investments was determined to be other than temporary, and accordingly, a valuation reserve was established. See the Non-Recurring and Unusual Items footnote.

The carrying amounts and fair values of the company's financial instruments at December 31, 2001 and 2000 are as follows:

                                                                               2001                              2000
                                                                               ----                              ----
                                                                     Carrying          Fair            Carrying          Fair
                                                                        Value         Value               Value         Value
                                                                       ------        ------              ------        ------
                                                                                           (In thousands)
                Cash and cash equivalents                            $ 16,683      $ 16,683             $12,357       $12,357
                Marketable securities                                   1,522         1,522               2,060         2,060
                Other investments                                       9,018         9,018              21,838        21,838
                Installment receivables                                38,629        38,629              69,567        69,567
                Long-term debt (including current                     348,558       347,193             386,514       381,649
                    maturities)
                Interest rate swaps                                   (2,903)       (2,903)                  -           (267)

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

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. At December 31, 2001 and 2000, the gain/(loss) resulting from forward contracts was not material to the financial statements.

The following table represents the fair value of all outstanding forward contracts at December 31, 2001 and 2000. The valuations are based on market rates. All forward contracts noted below mature before January, 2003 and January, 2002 respectively.

December 31, 2001
                                                                               Cost                                Market Value
                     U.S. dollar (In thousands)                          (Buy)/Sell           Gain/(Loss)            (Buy)/Sell
                     ----------------------------------------------------------------------------------------------------------
                     Canadian Dollar                                          7,800                  $103                 7,903
                     Euro                                                     7,500                    87                 7,587
                     New Zealand Dollar                                    (11,050)                 (106)              (11,156)
                     Swedish Kroner                                         (6,750)                    42               (6,708)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

INVACARE CORPORATION AND SUBSIDIARIES

FAIR VALUES OF FINANCIAL INSTRUMENTS -Continued

December 31, 2000
                                                                               Cost                                Market Value
                     U.S. dollar (In thousands)                          (Buy)/Sell           Gain/(Loss)            (Buy)/Sell
                     ----------------------------------------------------------------------------------------------------------
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

NON-RECURRING AND UNUSUAL ITEMS

In 2001, the company recorded a fourth quarter non-cash charge of approximately $31,950,000 ($25,250,000 after tax) to reserve the value of certain investments and notes receivable. The decline in value of these investments was determined to be other than temporary due in part to the recent economic decline and tightening of the capital markets which has made obtaining the additional funding they require difficult.

In 2000, as a result of repaying EURO and DKK denominated debt, the company realized a non-recurring pre-tax foreign currency gain of approximately $20,130,000. The gain was offset by charges in the fourth quarter aggregating $8,700,000 related primarily to closing two distribution centers and a manufacturing plant ($3,700,000), severance costs due to staff reductions (nine individuals) primarily at the corporate office ($1,000,000) and costs associated with the settlement of litigation ($4,000,000). Of these charges $3,035,000 have been utilized related to closing two distribution centers and a manufacturing plant, $957,000 have been utilized related to severance costs, and $4,000,000 related to settlement of litigation. In addition, during the fourth quarter of 2000, the company also increased its bad debt reserve impacting selling, general and administrative expenses by approximately $8,000,000.

In 1999, the company announced non-recurring and unusual charges of $11,500,000 in the fourth quarter primarily related to the consolidation and integration of the operations of SMI and Invacare. The charges included reserves for employee severance ($3,000,000), plant shutdowns and lease terminations ($4,400,000), and asset write-downs and other non-recurring items ($4,100,000). The personnel reductions and shut down of facilities are related to the integration of SMI and are required to obtain the expected synergies from the acquisition. Of these charges $2,885,000 have been utilized related to employee severance, $4,400,000 have been utilized related to plant shutdown and lease termination and $3,566,000 have been utilized related to asset write-downs and other non-recurring items. In addition, during the fourth quarter of 1999, the company also increased its bad debt reserve impacting selling, general and administrative expenses by approximately $3,300,000.

All initiatives for which charges were reported have been substantially completed at December 31, 2001.

INVACARE CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                     COL. A            COL. B      COL. C         COL. D             COL. E
                                                     ------            ------      ------         ------             ------
                                                                                ADDITIONS
                                                                                ---------
                                                     Balance           Charged    Charged To                         Balance
                                                     At                To         Other                              At
                                                     Beginning         Cost And   Accounts        Deductions-        End Of
         Description                                 Of Period         Expenses   Describe        Describe           Period
         -----------                                 ---------         --------   --------        --------           -------
                                                            (In thousands)
Year Ended December 31, 2001
----------------------------
Deducted from asset accounts --
         Allowance for doubtful accounts               $30,737           $7,533           -           $9,473(A)        $28,797

         Inventory obsolescence reserve                  6,233            3,363           -            4,133(B)          5,463

         Investments and related notes receivable            -           29,000           -                -            29,000

Accrued warranty cost                                    7,917            5,587           -            5,897(B)          7,607

Accrued product liability                                2,881            8,029           -            5,094(D)          5,816

Year Ended December 31, 2000
----------------------------
Deducted from asset accounts --
         Allowance for doubtful accounts               $21,434         $ 13,731           -           $4,428(A)        $30,737

         Inventory obsolescence reserve                 10,682            3,970           -            8,419(B)          6,233

Accrued warranty cost                                    7,758            7,446           -            7,287(B)          7,917

Accrued product liability                                6,825            7,114           -           11,058(D)          2,881

Year Ended December 31, 1999
----------------------------
Deducted from asset accounts --
         Allowance for doubtful accounts               $10,985          $10,139     $ 1,550(C)        $1,240(A)        $21,434

         Inventory obsolescence reserve                  6,296            4,606       3,875(C)         4,095(B)         10,682

Accrued warranty cost                                    6,619            8,056           -            6,917(B)          7,758

Accrued product liability                                6,946            3,247           -            3,368(D)          6,825

NOTE (A)--Uncollectible accounts written off, net of recoveries.

NOTE (B)--Amounts written off or payments incurred.

NOTE (C)--Amounts recorded due to acquisition of subsidiaries.

NOTE (D)--Loss and loss adjustment.

  Exhibit 21
1.       Invacare Ltd., a U.K. corporation and wholly owned subsidiary. *

2. Invacare Canada Inc., an Ontario corporation and wholly owned subsidiary.

3. Invacare Deutschland GmbH, a German corporation and wholly owned subsidiary.

4. Invacare International Corporation, an Ohio corporation and wholly owned subsidiary.

5. Invacare Trading Company, Inc., a United States Territory of the Virgin Islands corporation and wholly owned subsidiary.

6. Invamex, S.A. de R.L. C.V., a Mexican corporation and wholly owned subsidiary.

7. Invacare Credit Corporation, an Ohio corporation and wholly owned subsidiary.

8. Invatection Insurance company, a Vermont corporation and wholly owned subsidiary.

9. Lam Craft Industries, a Missouri corporation and wholly owned subsidiary.

10. Invacare Poirier S.A., a French corporation and wholly owned subsidiary.

11. Dynamic Controls Ltd., a New Zealand corporation and wholly owned subsidiary.

12. Quantrix Consultants Ltd., a New Zealand corporation and wholly owned subsidiary.

13.      Dynamic Europe Ltd., a U.K. corporation and wholly owned subsidiary.

14. Sci Des Hautes Roches, a French partnership and wholly owned subsidiary.

15.      Sci Des Roches, a French partnership and wholly owned subsidiary.

16. Mobilite Building Corporation, a Florida corporation and wholly owned subsidiary.

17. Genus Medical Products USA, Inc., a New York corporation and wholly owned subsidiary.

18.      Invacare Florida, a Delaware corporation and wholly owned subsidiary.

19. Infusion Systems, Inc., a Delaware corporation and wholly owned subsidiary.

20. Invacare New Zealand Ltd., a New Zealand corporation and wholly owned subsidiary.

21.      Invacare AG, a Switzerland corporation and wholly owned subsidiary.

22.      Healthtech, Inc., a Missouri corporation and wholly owned subsidiary.

23. Invacare Portugual Lda., a Portugal company and wholly owned subsidiary.

24. Production Research Corporation, a Maryland corporation and wholly owned subsidiary.

25. Inva Acquisition Corporation, re-named Suburban Ostomy Supply Company, Inc., a Massachusetts corporation and wholly owned subsidiary.

26. Roller Chair Pty. Ltd., an Australian corporation and wholly owned subsidiary.

27. Silcraft Corporation, a Michigan corporation and wholly owned subsidiary.

28. Invacare Supply Group, a Massachusetts corporation and wholly owned subsidiary.

29. The Aftermarket Group, Inc., a Delaware corporation and wholly owned subsidiary.

30. Invacare Holdings Denmark ApS, a Danish corporation and wholly owned subsidiary.

31. Scandinavian Mobility International ApS, a Danish corporation and wholly owned subsidiary.

32.      Invacare EC-Hong A/S, a Danish corporation and wholly owned subsidiary.

33.      Invacare A/S, a Danish corporation and wholly owned subsidiary.

34.      Invacare AB, a Swedish corporation and wholly owned subsidiary.

35.      Invacare NV, a Belgium corporation and wholly owned subsidiary.

36. Scandinavian Mobility Niltek A/S, a Danish corporation and wholly owned subsidiary.

37. Scandinavian Mobility Radius A/S, a Danish corporation and wholly owned subsidiary.

38.      EC-Invest A/S, a Danish corporation and wholly owned subsidiary.

39. Invacare Holdings AS, a Norwegian corporation and wholly owned subsidiary.

40.      Groas A/S, a Norwegian corporation and wholly owned subsidiary.

41.      Invacare Rea AB, a Swedish corporation and wholly owned subsidiary.

42.      France Reval SA, a French corporation and wholly owned subsidiary.

43.      Matia SA, a French corporation and wholly owned subsidiary.

44.      R2P S.a.r.L., a French corporation and wholly owned subsidiary.

45. Scandinavian Mobility GmbH, a German corporation and wholly owned subsidiary.

46.      France Reval GmbH, a German corporation and wholly owned subsidiary.

47.      Invacare B.V., a Netherlands corporation and wholly owned subsidiary.

48.      Samarite B.V. a Netherlands corporation and wholly owned subsidiary.

49.      Revato B.V. a Netherlands corporation and wholly owned subsidiary.

50. Scandinavian Mobility Medical Services B.V., a Netherlands corporation and wholly owned subsidiary.

51. Invacare Australia Pty, Ltd., an Australian corporation and wholly owned subsidiary.

52. Adaptive Switch Laboratories, Inc., a Texas corporation and wholly owned subsidiary.

53. Adaptive Research Laboratories, Inc., a Texas corporation and wholly owned subsidiary.

54. Garden City Medical, a Delaware corporation and wholly owned subsidiary.

55. Hatfield Mobility Limited, a New Zealand corporation and wholly owned subsidiary.

56. Pro Med Equipment Pty, Ltd., an Australian corporation and wholly owned subsidiary.

57. Pro Med Australia Pty, Ltd., and Australian corporation and wholly owned subsidiary.

58.      Invacare, S.A., a Spanish corporation and wholly owned subsidiary.

59. Invacare Holdings Two AB, a Swedish corporation and wholly owned subsidiary.

60. Invacare Holdings AB, a Swedish corporation and wholly owned subsidiary.

61. Invacare Holdings CV, a Netherlands corporation and wholly owned subsidiary.

62. Invacare Holdings BV, a Netherlands corporation and wholly owned subsidiary.

63. Invacare Verwaltungs GmbH, a German corporation and wholly owned subsidiary.

64. Invacare GmbH and Co. KG, a German corporation and wholly owned subsidiary.

65. Invacare Holdings Two BV, a Netherlands corporation and wholly owned subsidiary.

66.      Invacare Holdings, a New Zealand corporation and wholly owned subsidiary.
_____________________
* "Wholly owned subsidiary" refers to indirect, as well as direct, wholly owned subsidiaries.

                                                                      Exhibit 23

                         Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statements (Forms S-8, No. 33-24619 dated October 10, 1988, No. 33-45993 dated February 24, 1992, No. 33-87052 dated December 5, 1994 and No. 33-57978 dated March 30, 2001)
pertaining to the Invacare Corporation stock option plans, of our report dated January 16, 2002, with respect to the consolidated financial statements and schedule of Invacare Corporation and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2001.



                                                               ERNST & YOUNG LLP



Cleveland, Ohio
February 14, 2002