Form 10-Q
period 2002-03-31
INVACARE CORP
filed 2002-05-14
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                       March 31, 2002
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

As of May 13, 2002, the company had 29,840,597 Common Shares and 1,112,023 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  March 31, 2002 and December 31, 2001.........................3

         Condensed Consolidated Statement of Earnings -

                  Three Months Ended March 31, 2002 and 2001...................4

         Condensed Consolidated Statement of Cash Flows -

                  Three Months Ended March 31, 2002 and 2001...................5

         Notes to Condensed Consolidated Financial

                  Statements - March 31, 2002..................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............10

Item 3.  Quantitative and Qualitative Disclosure of Market Risk...............13

Part II.  OTHER INFORMATION:
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.....................................15

SIGNATURES....................................................................15

Part I.  FINANCIAL INFORMATION
------------------------------
Item 1.         Financial Statements (Unaudited)

                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)
                                                                                        March 31,           December 31,
                                                                                             2002                   2001
                                                                                         --------               --------
ASSETS                                                                                           (In thousands)
------
CURRENT ASSETS
..........Cash and cash equivalents                                                       $ 11,330                $16,683
..........Marketable securities                                                              1,560                  1,188
..........Trade receivables, net                                                           212,527                219,844
..........Installment receivables, net                                                      31,340                 35,423
..........Inventories, net                                                                 104,568                111,868
..........Deferred income taxes                                                             22,554                 24,125
..........Other current assets                                                              14,578                 19,270
                                                                                         --------               --------
..........         TOTAL CURRENT ASSETS                                                    398,457                428,401

OTHER ASSETS                                                                               47,235                 44,492
OTHER INTANGIBLES                                                                           5,637                  5,906
PROPERTY AND EQUIPMENT, NET                                                               130,285                132,202
GOODWILL, NET                                                                             299,794                303,536
                                                                                         --------               --------
..........         TOTAL ASSETS                                                           $881,408               $914,537
                                                                                         ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
..........Accounts payable                                                                 $64,137                $74,133
..........Accrued expenses                                                                  69,863                 76,000
..........Accrued income taxes                                                              17,513                 16,207
..........Current maturities of long-term obligations                                        5,465                  9,083
                                                                                         --------               --------
..........         TOTAL CURRENT LIABILITIES                                               156,978                175,423

LONG-TERM DEBT                                                                            314,408                342,724

OTHER LONG-TERM OBLIGATIONS                                                                16,956                 14,840

SHAREHOLDERS' EQUITY
..........Preferred shares                                                                       0                      0
..........Common shares                                                                      7,510                  7,466
..........Class B common shares                                                                278                    278
..........Additional paid-in-capital                                                        92,941                 87,980
..........Retained earnings                                                                355,494                344,032
..........Accumulated other comprehensive earnings                                         (50,423)               (48,129)
..........Treasury shares                                                                  (10,943)                (9,306)
..........Unearned compensation on stock awards                                             (1,791)                  (771)
                                                                                         --------               --------
..........         TOTAL SHAREHOLDERS' EQUITY                                              393,066                381,550
                                                                                         --------               --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $881,408               $914,537
                                                                                         ========               ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Earnings - (unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                2002                  2001
                                                                            --------              --------
                                                                        (In  thousands except per share data)
Net sales                                                                   $255,081              $254,149
Cost of products sold                                                        180,447               177,259
                                                                            --------              --------
    Gross profit                                                              74,634                76,890

Selling, general and administrative expense                                   53,065                50,860
Amortization of goodwill and intangibles                                         352                 2,956
Interest income                                                                 (929)               (2,505)
Interest expense                                                               4,468                 6,788
                                                                            --------              --------
    Earnings before income taxes                                              17,678                18,791

Income taxes                                                                   5,810                 7,235
                                                                            --------              --------

    NET EARNINGS                                                            $ 11,868              $ 11,556
                                                                            ========              ========
    DIVIDENDS DECLARED PER COMMON SHARE                                        .0125                 .0125
                                                                            ========              ========
Net earnings per share - basic                                                $ 0.39                $ 0.38
                                                                            ========              ========
Weighted average shares outstanding - basic                                   30,738                30,472
                                                                            ========              ========
Net earnings per share - assuming dilution                                    $ 0.38                $ 0.37
                                                                            ========              ========
Weighted average shares outstanding - assuming dilution                       31,572                31,575
                                                                            ========              ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                        2002            2001
                                                                                                    --------        --------
OPERATING ACTIVITIES                                                                                      (In  thousands)
         Net earnings                                                                               $ 11,868        $ 11,556
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                            6,136           8,410
              Provision for losses on trade and installment receivables                                1,744           1,527
              Provision for deferred income taxes                                                        233             187
              Provision for other deferred liabilities                                                 1,381          (1,009)
         Changes in operating assets and liabilities:
              Trade receivables                                                                        6,270           6,902
              Inventories                                                                              7,164         (11,581)
              Other current assets                                                                     4,654           3,472
              Accounts payable                                                                       (10,502)          9,713
              Accrued expenses                                                                        (2,075)         (8,744)
                                                                                                     --------        --------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           26,873          20,433

INVESTING ACTIVITIES
         Purchases of property and equipment                                                          (4,721)         (4,185)
         Proceeds from sale of property and equipment                                                      4             545
         Installment sales contracts, net                                                              4,231           4,310
         Marketable securities                                                                           (72)             36
         Increase in other investments                                                                   (82)           (477)
         Increase in other long term assets                                                           (4,395)         (3,229)
         Other                                                                                           566             103
                                                                                                     --------        --------
                  NET CASH REQUIRED BY INVESTING ACTIVITIES                                           (4,469)         (2,897)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                             41,708          16,597
         Principal payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                         (71,174)        (38,580)
         Proceeds from exercise of stock options                                                       1,951           2,189
         Payment of dividends                                                                           (394)           (378)
                                                                                                    --------        --------
                  NET CASH REQUIRED BY FINANCING ACTIVITIES                                          (27,909)        (20,172)
Effect of exchange rate changes on cash                                                                  152            (980)
                                                                                                    --------        --------
Decrease in cash and cash equivalents                                                                 (5,353)         (3,616)
Cash and cash equivalents at beginning of period                                                      16,683          12,357
                                                                                                    --------        --------
Cash and cash equivalents at end of period                                                          $ 11,330        $  8,741
                                                                                                    ========        ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                                 March 31, 2002

Nature of Operations - Invacare Corporation and its subsidiaries (the "company") is the leading home medical equipment manufacturer in the world based on the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care, retail and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, seating and positioning systems, motorized scooters, patient aids, home care beds, home respiratory products and distributed products.

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its majority owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001 and changes in its cash flows for the three months ended March 31, 2002 and 2001. Certain foreign subsidiaries are consolidated using a one-month lagging. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

Reclassifications - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the period ended March 31, 2002.

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

The North America segment consists of five operating groups which sell the following products: wheelchairs, scooters, seating products, self care products, home care beds, low air loss therapy products, patient transport products, supplies product, extended care beds and furniture products, respiratory and other products. The Europe segment consists of one operating group that sells primarily wheelchairs, scooters, self care products, beds, patient transport and oxygen therapy products. The Australasia segment consists of two operating groups which sell primarily custom power wheelchairs, electronic wheelchair and scooter controllers, manual wheelchairs, beds, oxygen therapy products and patient aids. Each business segment sells to the home health care, retail and extended care markets.

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers are not considered in evaluating segment performance. Intersegment revenue for reportable segments was $14,158,000 for the period ended March 31, 2002 and $17,347,000 for the same period a year ago.

The information by segment is as follows (in thousands):

                                                          Three Months Ended
                                                                March 31,
                                                           2002             2001
                                                       --------         --------
   Revenues from external customers
        North America                                  $191,769         $187,963
        Europe                                           54,335           56,511
        Australasia                                       8,977            9,675
                                                       --------         --------
        Consolidated                                   $255,081         $254,149

   Earnings (loss) before income taxes
        North America                                   $31,824         $31,144
        Europe                                              906             351
        Australasia                                         438             584
        All Other *                                     (15,490)        (13,288)
                                                       --------        --------
        Consolidated                                   $ 17,678        $ 18,791

* Consists of the domestic export unit, corporate selling, general and administrative costs, the Invacare captive insurance unit, and inter-company profits which do not meet the quantitative criteria for determining reportable segments.

Net Income Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.

                                                            Three Months Ended
                                                                 March 31,
                                                           2002             2001
                                                       --------         --------
                                                        (In thousands except per
                                                               share data)
             Basic
                Average common shares outstanding        30,738           30,472

                Net earnings                            $11,868          $11,556

                Net earnings per common share            $  .39           $  .38

             Diluted
                Average common shares outstanding        30,738           30,472
                Stock awards                                 21                0
                Stock options                               813            1,103
                                                       --------         --------
                Average common shares assuming dilution  31,572           31,575

                Net earnings                            $11,868          $11,556

                Net earnings per common share            $  .38           $  .37

Adoption of FAS 142 -In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which the company adopted in the first quarter of 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. The company is in the process of performing its initial goodwill impairment analysis, which will be completed by June 30, 2002.

In accordance with SFAS No. 142, the effect of no longer amortizing goodwill is reflected prospectively. The following comparative disclosure shows the impact of adoption had the change been applied retroactively.

                                                             Three Months Ended
                                                                  March 31,
        (In thousands, except per share data)              2002             2001
        ------------------------------------------------------------------------
        Reported net income                            $ 11,868         $ 11,556
        Goodwill amortization                                 -            2,558
                                                       --------         --------
        Adjusted net income                            $ 11,868         $ 14,114
                                                       ========         ========

        Basic earning per share:
        Reported net income                               $0.39            $0.38
        Goodwill amortization                                 -             0.08
                                                       --------         --------
        Adjusted net income                               $0.39            $0.46
                                                       ========         ========

        Diluted earning per share:
        Reported net income                               $0.38            $0.37
        Goodwill amortization                                 -             0.08
                                                       --------         --------
        Adjusted net income                               $0.38            $0.45
                                                       ========         ========

All of the Company's other intangible assets have definite lives and will continue to be amortized over their useful lives. As of March 31, 2002 and December 31, 2001, other intangibles consisted of the following:

                           March 31, 2002                December 31, 2001
                       -----------------------        -----------------------
  (In thousands)          Gross                          Gross
                       Carrying    Accumulated        Carrying    Accumulated
                         Amount   Amortization          Amount   Amortization
                       --------   ------------        --------   ------------
  License agreements     $5,932         $3,391          $5,882         $3,185
  Patents                 2,431            726           2,450            679
  Customer list           1,000            312           1,000            250
  Non-compete agreements    688            331             689            315
  Trademarks and other      880            534             827            513
                        -------        -------         -------        -------
  Other intangibles     $10,931         $5,294         $10,848         $4,942

Amortization expense related to other intangibles is expected to be $1,257,000 for 2002, $1,067,000 in 2003, $1,050,000 in 2004, $798,000 in 2005 and $314,000
in 2006. The change in goodwill reflected on the balance sheet for the quarter was the sole result of currency translation.

Accounting Policy for Derivative Instruments - Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The company adopted the statement on January 1, 2001 and, accordingly, recognized a pretax cumulative effect adjustment to other comprehensive income of $802,000.

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

The company has entered into interest rate swap agreements that qualify as cash flow hedges and effectively convert $45 million of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The company has also entered into interest rate swap agreements that qualify as fair value hedges and effectively convert $80 million of fixed-rate debt to floating-rate debt, so the company can avoid paying higher than market interest rates. For the quarter, the company recognized a net immaterial gain related to its swap agreements, which is reflected in interest expense on the statement of earnings.

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

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                         2002              2001
                                                      -------           -------
        Net earnings                                  $11,868           $11,556
        Foreign currency translation gain (loss)       (3,095)            6,994
        Unrealized gain (loss) on available for
                sale securities                            (3)              275
        Cumulative effect upon adoption of  FAS 133         -               521
        Current period unrealized gain (loss) on
                cash flow hedges                          804            (2,038)
                                                      -------           -------

        Total comprehensive earnings                  $ 9,574           $17,308
                                                      =======           =======

Statement of Cash Flows - The company made payments (in thousands) of:

                                                         Three Months Ended
                                                              March 31,
                                                        2002              2001
                                                     -------           -------
       Interest                                       $6,288            $8,462
       Income taxes                                    2,657             8,191

Inventories - Inventories consist of the following components (in thousands):

                                                   March 31,      December 31,
                                                        2002              2001
                                                     -------           -------
       Raw materials                                $ 32,807          $ 35,333
       Work in process                                11,667            11,326
       Finished goods                                 60,094            65,209
                                                     -------           -------
                                                   $ 104,568         $ 111,868
                                                     =======           =======

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                               March 31,           December 31,
                                                    2001                   2001
                                                --------               --------
       Land, buildings and improvements         $ 54,375               $ 54,308
       Machinery and equipment                   188,739                186,622
       Furniture and fixtures                     14,520                 14,516
       Leasehold improvements                     11,685                 11,648
                                                --------               --------
                                                 269,319                267,094
       Less allowance for depreciation          (139,034)              (134,892)
                                                --------               --------
                                                $130,285               $132,202
                                                ========               ========


Income Taxes - The Company had an effective tax rate of 32.9% for the three months ended March 31, 2002 and 38.5% for the same period a year ago. The reduction in rates is the result of tax restructuring completed in the fourth quarter of 2001 and the benefit of the change in accounting for goodwill.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 2002 were $255,081,000 compared to $254,149,000 for the same period a year ago, representing a .4% increase. Excluding the negative impact from currency translation, overall sales increased 1%. The increase was driven primarily by increases in North America partially offset by sales declines in Europe and Australasia.

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, seating and scooters), Standard (manual wheelchairs, personal care, bed products, patient transport and low air loss therapy), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep and associated respiratory) and Distributed (ostomy, incontinence, wound care and other medical supplies) products, increased 2% from the prior year. The gain was principally due to sales volume increases in supplies product (21%) while North American equipment sales were down approximately 2% in the quarter. The equipment decline was in Respiratory (13%) and Standard products (1%).

European Operations

European sales decreased to $54,335,000 from $56,511,000 in the first quarter last year. Adjusting for the impact of exchange rate differences, European sales increased .5% in the quarter versus the same period a year ago. Sales were in line with the company's expectations for the quarter and new product launches should lead to improved sales in the second half of the year.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs and Pro Med lifts, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and scooters and Invacare New Zealand, a manufacturer of wheelchairs and beds and a distributor of a wide range of home medical equipment. Sales for the Australasia group decreased 6%, excluding the negative impact of 1% from foreign currency translation. Sales were negatively impacted by weak global economic conditions, which have a more significant impact on this business than the other businesses of the Company.

GROSS PROFIT

Gross profit as a percentage of net sales for the three-month period ended March 31, 2002 was 29.3% compared to 30.3% for the same period last year. The overall decrease in margins as a percentage of sales is the result of unfavorable product mix and pricing pressure. Productivity improvements in the Company's manufacturing facilities helped to mitigate the gross margin decline. North American margins declined to 28.3% compared with 28.7% in the prior year as a result of a shift in product mix to lower margin products, specifically supplies product, and pricing pressure in the Standard wheelchair product line coming from increased low cost imports. Gross profit for Europe held constant and declined as a percent of sales by approximately 7% in Australasia, due to reduced sales in the company's Dynamic Controls subsidiary. Margins were also adversely impacted by an increase in research and development spending required supporting the company's new product strategy.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three months ended March 31, 2002 was 20.8% compared to 20.0% in the same period a year ago. The dollar increase was $2,205,000 or 4.3%, which was primarily the result of continued investment in sales and marketing programs, specifically branding, being developed to drive future growth. Excluding the impact of acquisitions and foreign currency, selling, general and administrative expense as a percent of sales increased .9% compared with the prior year.

North American selling, general and administrative costs as a percentage of net sales increased 1% compared to the prior year. The overall dollar increase was $2,600,000 or 1% with foreign currency having an immaterial impact. European selling, general and administrative costs grew at a faster rate than sales for the quarter as organizational restructuring negatively impacted European profitability. Australasian selling, general and administrative costs grew at a slower rate than sales for the quarter as a result of aggressive expense control.

INTEREST

Interest income in the three months ended March 31, 2002 decreased by approximately $1,576,000 compared to the same period a year ago as a result of our third-party financing arrangement with DLL, a subsidiary of Rabo Bank of the Netherlands, in which the Company realizes loan origination fees which are much lower than the interest income recognized when the Company did the financing itself.

For the quarter, interest expense decreased from the same period a year ago as a result of debt paydown efforts and lower rates.

INCOME TAXES

The company had an effective tax rate of 32.9% for the three months ended March 31, 2002 and 38.5% for the same period a year ago. The reduction in rates is the result of tax restructuring completed in the fourth quarter of 2001 and the benefit of the change in accounting for goodwill.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term debt decreased $28.3 million to $314.4 million for the three months ended March 31, 2002. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its bank lines of credit and working capital management. As of March 31, 2002, the company had approximately $222.0 million available under its lines of credit. Under the most restrictive covenant of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $162 million as of March 31, 2002.

The company's borrowing arrangements contain covenants with respect to interest coverage, net worth, dividend payments, working capital, funded debt to capitalization and interest coverage, as defined in the company's bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of March 31, 2002. The company expects to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 2002 will approximate $22 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $26.9 million for the first quarter of 2002 compared to $20.4 million in 2001. Operating cash flows increased in 2002 primarily due to a decrease in inventory which was partially offset by decreases in accounts payable and accrued expenses.

Cash flows required by investing activities were $4.5 million for the first quarter of 2002 compared to $2.9 million in 2001. The increase is a result of an increase in employee benefit assets.

Cash flows required by financing activities were $27.9 million compared to cash required of $20.2 million in 2001. Financing activities for the first quarter of 2002 were impacted by the company's continued effort to pay down long-term borrowings.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On February 15, 2002, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of April 1, 2002, to be paid on April 15, 2002. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. There has been no change in the company's critical accounting policies as disclosed in Form 10-K filed for the year ended December 31, 2001. In addition, no new critical accounting policies have been adopted in the first quarter of 2002. The Company does not believe there is a great likelihood that materially different amounts would be reported related to its critical accounting policies. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on March 31, 2002 debt levels, a 1% change in interest rates would impact interest expense by approximately $2,488,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

EURO CONVERSION

On January 1, 1999, 11 of the 15 member countries of the European Union (the "participating countries") established a fixed rate between their existing sovereign currencies (the "legacy currencies") and the Euro. On January 1, 2002, the Euro currency was introduced. The legacy currencies are scheduled to remain legal tender in the participating countries until July 1, 2002. The company believes with modifications to existing computer software and conversion to new software, the Euro conversion issue will not pose significant operational problems to its normal business activities. The company does not expect costs associated with the Euro conversion project to have a material effect on the company's results of operations or financial position.

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

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        A      Exhibits:
               Official Exhibit No.
               --------------------
               99(c) Amended and restated Supplemental Executive Retirement Plan

         B     Reports on Form 8-K:

               An 8-K was filed on April 11, 2002 under Item 5, Other Events. The filing contained Invacare Corporation's news release dated April 11, 2002 which disclosed the resignation of Thomas R. Miklich as the company's Chief Financial Officer





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INVACARE CORPORATION


                                           By:/s/ Gerald B. Blouch
                                           -------------------------------------
                                           Gerald B. Blouch
                                           President and Chief Operating Officer

Date:  May 14, 2002