Form 10-Q
period 2002-06-30
INVACARE CORP
filed 2002-08-14
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                       June 30, 2002
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

As of August 12, 2002, the company had 29,831,189 Common Shares and 1,112,023 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  June 30, 2002 and December 31, 2001..........................3

         Condensed Consolidated Statement of Earnings -

                  Three and Six Months Ended June 30, 2002 and 2001............4

         Condensed Consolidated Statement of Cash Flows -

                  Six Months Ended June 30, 2002 and 2001......................5

         Notes to Condensed Consolidated Financial

                  Statements - June 30, 2002...................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............10

Item 3.  Quantitative and Qualitative Disclosure of Market Risk...............15

Part II.  OTHER INFORMATION:
---------------------------

Item 4.  Result of Votes of Security Holders..................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................15

SIGNATURES....................................................................16

Part I.  FINANCIAL INFORMATION
------------------------------
Item 1...         Financial Statements (Unaudited)

                      INVACARE CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheet - (unaudited)
                                                                                         June 30,           December 31,
                                                                                             2002                   2001
                                                                                             ----                   ----
ASSETS                                                                                              (In thousands)
------
CURRENT ASSETS
..........Cash and cash equivalents                                                        $ 9,573               $ 16,683
..........Marketable securities                                                              1,507                  1,188
..........Trade receivables, net                                                           216,560                219,844
..........Installment receivables, net                                                      27,362                 35,423
..........Inventories, net                                                                 103,744                111,868
..........Deferred income taxes                                                             23,990                 24,125
..........Other current assets                                                              14,833                 19,270
                                                                                         --------               --------
..........         TOTAL CURRENT ASSETS                                                    397,569                428,401

OTHER ASSETS                                                                               47,812                 44,492
OTHER INTANGIBLES                                                                           5,361                  5,906
PROPERTY AND EQUIPMENT, NET                                                               131,013                132,202
GOODWILL, NET                                                                             311,122                303,536
                                                                                         --------               --------
..........         TOTAL ASSETS                                                           $892,877               $914,537
                                                                                         ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
..........Accounts payable                                                                 $68,940                $74,133
..........Accrued expenses                                                                  80,117                 76,000
..........Accrued income taxes                                                              15,059                 16,207
..........Current maturities of long-term obligations                                        6,516                  9,083
                                                                                         --------               --------
..........         TOTAL CURRENT LIABILITIES                                               170,632                175,423

LONG-TERM DEBT                                                                            281,347                342,724

OTHER LONG-TERM OBLIGATIONS                                                                13,227                 14,840

SHAREHOLDERS' EQUITY
..........Preferred shares                                                                       0                      0
..........Common shares                                                                      7,546                  7,466
..........Class B common shares                                                                278                    278
..........Additional paid-in-capital                                                        95,866                 87,980
..........Retained earnings                                                                371,211                344,032
..........Accumulated other comprehensive earnings                                         (34,724)               (48,129)
..........Treasury shares                                                                  (11,172)                (9,306)
..........Unearned compensation on stock awards                                             (1,334)                  (771)
                                                                                         --------               --------
..........         TOTAL SHAREHOLDERS' EQUITY                                              427,671                381,550
                                                                                         --------               --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $892,877               $914,537
                                                                                         ========               ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Earnings - (unaudited)


                                                                  Three Months Ended                   Six Months Ended
(In thousands except per share data)                                    June 30,                           June 30,
                                                                  2002             2001              2002              2001
                                                               -------          -------           -------           -------
Net sales                                                     $271,846         $265,704          $526,927          $519,853
Cost of products sold                                          191,228          184,849           371,675           362,108
                                                               -------          -------           -------           -------
    Gross profit                                                80,618           80,855           155,252           157,745
Selling, general and administrative expense                     53,309           48,726           106,374            99,586
Amortization of goodwill and intangibles                           322            2,318               674             5,274
Interest income                                                  1,143            2,171             2,072             4,676
Interest expense                                                 4,138            5,859             8,606            12,647
                                                               -------          -------           -------           -------
    Earnings before income taxes                                23,992           26,123            41,670            44,914
Income taxes                                                     7,890           10,057            13,700            17,292
                                                               -------          -------           -------           -------
    NET EARNINGS                                              $ 16,102         $ 16,066          $ 27,970          $ 27,622
                                                              ========         ========          ========          ========
    DIVIDENDS DECLARED PER
       COMMON SHARE                                              .0125            .0125             .0250             .0250
                                                              ========         ========          ========          ========

Net earnings per share - basic                                  $ 0.52           $ 0.52            $ 0.91            $ 0.90
                                                              ========         ========          ========          ========
Weighted average shares outstanding - basic                     30,890           30,606            30,814            30,539
                                                              ========         ========          ========          ========
Net earnings per share - assuming dilution                      $ 0.51           $ 0.51            $ 0.88            $ 0.87
                                                              ========         ========          ========          ========
Weighted average shares outstanding -
   assuming dilution                                            31,807           31,719            31,677            31,647
                                                              ========         ========          ========          ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                         Six Months Ended
                                                                                                              June 30,
                                                                                                        2002             2001
                                                                                                     -------          -------
 OPERATING ACTIVITIES                                                                                     (In  thousands)
         Net earnings                                                                                $27,970          $27,622
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                           12,495           16,784
              Provision for losses on trade and installment receivables                                3,259            2,562
              Provision for deferred income taxes                                                        653              (45)
              Provision for other deferred liabilities                                                 1,464              (24)
         Changes in operating assets and liabilities:
              Trade receivables                                                                        5,138           (9,998)
              Inventories                                                                             10,991           (8,020)
              Other current assets                                                                     4,585             (516)
              Accounts payable                                                                        (5,899)           6,206
              Accrued expenses                                                                         1,753           (1,368)
                                                                                                     -------          -------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           62,409           33,203

INVESTING ACTIVITIES
         Purchases of property and equipment                                                          (9,195)          (9,741)
         Proceeds from sale of property and equipment                                                     97              560
         Installment sales contracts, net                                                              6,331           13,052
         Marketable securities                                                                            33              128
         Increase in other investments                                                                  (113)          (2,135)
         Increase in other long term assets                                                           (3,648)          (7,353)
         Other                                                                                            65           (1,259)
                                                                                                     -------          -------
              NET CASH UTILIZED BY INVESTING ACTIVITIES                                               (6,430)          (6,748)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                            109,780           69,879
         Principal payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                        (179,040)        (101,465)
         Proceeds from exercise of stock options                                                       4,278            3,572
         Payment of dividends                                                                           (788)            (759)
                                                                                                     -------          -------
            NET CASH UTILIZED BY FINANCING ACTIVITIES                                                (65,770)         (28,773)
Effect of exchange rate changes on cash                                                                2,681           (1,541)
                                                                                                     -------          -------
Decrease in cash and cash equivalents                                                                 (7,110)          (3,859)
Cash and cash equivalents at beginning of period                                                      16,683           12,357
                                                                                                     -------          -------
Cash and cash equivalents at end of period                                                           $ 9,573          $ 8,498
                                                                                                     =======          =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                                  June 30, 2002

Nature of Operations - Invacare Corporation and its subsidiaries (the "company") is the leading home medical equipment manufacturer in the world based on the breadth of its product line and sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care, retail and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, seating and positioning systems, motorized scooters, patient aids, home care beds, home respiratory products and disposable medical supplies.

Principles of Consolidation - The consolidated financial statements include the accounts of the company and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 2002 and the results of its operations for the three and six months ended June 30, 2002 and 2001 and changes in its cash flows for the six months ended June 30, 2002 and 2001. Certain foreign subsidiaries are consolidated using a one-month lagging. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

Reclassifications - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the periods ended June 30, 2002.

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

The North America segment consists of five operating groups which sell the following products: wheelchairs, scooters, seating products, patient aid products, home care beds, disposable medical supplies, extended care beds and furniture products, respiratory and other products. The Europe segment consists of one operating group that sells primarily wheelchairs, scooters, self care products, beds, patient transport and oxygen therapy products. The Australasia segment consists of two operating groups which sell primarily custom power wheelchairs, electronic wheelchair and scooter controllers, manual wheelchairs, beds, oxygen therapy products and patient aids. Each business segment sells to the home health care, retail and extended care markets.

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers are not considered in evaluating segment performance. Intersegment sales for reportable segments was $15,494,000 and $29,652,000 for the three and six months ended June 30, 2002, respectively, and $16,803,000 and $34,150,000 for the same periods a year ago. The information by segment is as follows (in thousands):

                                                                      Three Months Ended                   Six Months Ended
                                                                            June 30,                            June 30,
                                                                      2002              2001             2002             2001
                                                                  --------          --------         --------         --------
   Net sales from external customers
        North America                                             $202,121          $196,382         $393,890         $384,345
        Europe                                                      59,061            57,664          113,396          114,175
        Australasia                                                 10,664            11,658           19,641           21,333
                                                                  --------          --------         --------         --------
        Consolidated                                              $271,846          $265,704         $526,927         $519,853
                                                                  ========          ========         ========         ========

   Earnings (loss) before income taxes
        North America                                              $34,028           $32,541          $65,852          $63,685
        Europe                                                       4,760             1,448            5,666            1,799
        Australasia                                                  1,136             1,455            1,574            2,039
        All Other *                                                (15,932)           (9,321)         (31,422)         (22,609)
                                                                  --------          --------         --------         --------
        Consolidated                                               $23,992           $26,123          $41,670          $44,914
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

                                                                           Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                            2002           2001           2002             2001
                                                                        --------       --------       --------         --------
                                                                                 (In thousands, except per share data)
Basic
   Average common shares outstanding                                      30,890         30,606         30,814           30,539

   Net earnings                                                          $16,102        $16,066        $27,970          $27,622

   Net earnings per common share                                          $  .52         $  .52         $  .91           $  .90

Diluted
   Average common shares outstanding                                      30,890         30,606         30,814           30,539
   Stock awards                                                                8              0              6                0
   Stock options                                                             909          1,113            857            1,108
                                                                        --------       --------       --------         --------
   Average common shares assuming                                         31,807         31,719         31,677           31,647
         dilution

   Net earnings                                                          $16,102        $16,066        $27,970          $27,622

   Net earnings per common share                                          $  .51         $  .51         $  .88           $  .87

Adoption of SFAS No. 142 -Effective January 1, 2002, Invacare adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. The company has completed the required initial analysis of goodwill impairment, which indicated no impairment of goodwill as of January 1, 2002.

In accordance with SFAS No. 142, the effect of no longer amortizing goodwill is reflected prospectively. The following comparative disclosure shows the impact of adoption had the change been applied retroactively.

                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
(In thousands, except per share data)   2002        2001        2002        2001
--------------------------------------------------------------------------------
Reported net income                 $ 16,102    $ 16,066    $ 27,970    $ 27,622
Goodwill amortization                      -       1,959           -       4,517
                                      ------      ------      ------      ------
Adjusted net income                 $ 16,102    $ 18,025    $ 27,970    $ 32,139
                                      ======      ======      ======      ======

Basic earning per share:
Reported net income                    $0.52       $0.52       $0.91       $0.90
Goodwill amortization                      -        0.06           -        0.15
                                       -----       -----       -----       -----
Adjusted net income                    $0.52       $0.58       $0.91       $1.05
                                       =====       =====       =====       =====

Diluted earning per share:
Reported net income                    $0.51       $0.51       $0.88       $0.87
Goodwill amortization                      -        0.06           -        0.14
                                       -----       -----       -----       -----
Adjusted net income                    $0.51       $0.57       $0.88       $1.01
                                       =====       =====       =====       =====

All of the company's other intangible assets have definite lives and will continue to be amortized over their useful lives. As of June 30, 2002 and December 31, 2001, other intangibles consisted of the following:

                           June 30, 2002                 December 31, 2001
                       -----------------------        -----------------------
  (In thousands)          Gross                          Gross
                       Carrying    Accumulated        Carrying    Accumulated
                         Amount   Amortization          Amount   Amortization
                       --------   ------------        --------   ------------

  License agreements    $ 5,956        $ 3,562         $ 5,882        $ 3,185
  Patents                 2,430            774           2,450            679
  Customer list           1,000            375           1,000            250
  Non-compete agreements    708            348             689            315
  Trademarks and other      883            557             827            513
                         ------         ------          ------         ------
  Other intangibles     $10,977        $ 5,616         $10,848        $ 4,942

Amortization expense related to other intangibles is expected to be $1,260,000 for 2002, $1,070,000 in 2003, $1,053,000 in 2004, $801,000 in 2005 and $317,000
in 2006. The change in goodwill reflected on the balance sheet for the quarter was entirely due to currency translation.

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

A majority of the company's derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The remaining derivatives are designated as fair value hedges and are perfectly effective; thus, the entire gain or loss associated with the derivative instrument directly affects the value of the debt by increasing or decreasing its carrying value.

The company has entered into interest rate swap agreements that qualify as cash flow hedges and effectively convert $45 million of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The company also has entered into interest rate swap agreements that qualify as fair value hedges and effectively convert $80 million of fixed-rate debt to floating-rate debt, so the company can avoid paying higher than market interest rates. For the quarter, the company recognized an immaterial net gain related to its swap agreements, which is reflected in interest expense on the statement of earnings.

To protect against decreases/increases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the company utilizes cash flow hedges to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The company recognized an immaterial loss for the quarter and recognized an immaterial gain for the first half of the year on its foreign currency forward contracts.

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

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                                    Three Months                Six Months
                                                                       Ended                      Ended
                                                                      June 30,                   June 30,
                                                                 2002          2001         2002          2001
                                                             --------      --------     --------      --------
  Net earnings                                                $16,102       $16,066      $27,970       $27,622
  Foreign currency translation gain (loss)                     16,397       (14,912)      13,302        (7,918)
  Unrealized loss on available for sale securities                (17)         (366)         (20)          (91)
  Cumulative effect upon adoption of FAS 133                        0             0            0           521
  Current period unrealized gain (loss) on cash flow hedges      (681)          345          123        (1,693)
                                                             --------      --------     --------      --------
  Total comprehensive earnings                               $ 31,801       $ 1,133      $41,375       $18,441
                                                             ========      ========     ========      ========

Statement of Cash Flows - The company made payments (in thousands) of:

                                                   Six Months Ended
                                                       June 30,
                                                2002                    2001
                                              ------                  ------
       Interest                               $9,355                 $14,864
       Income taxes                           13,390                  14,311

Inventories - Inventories consist of the following components (in thousands):

                                            June 30,            December 31,
                                                2002                    2001
                                           ---------               ---------
       Raw materials                        $ 33,155                $ 35,333
       Work in process                        12,085                  11,326
       Finished goods                         58,504                  65,209
                                           ---------               ---------
                                            $103,744                $111,868
                                           =========                ========

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point, therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                            June 30,            December 31,
                                                2002                    2001
                                            --------                --------
       Land, buildings and improvements     $ 55,696                $ 54,308
       Machinery and equipment               192,502                 186,622
       Furniture and fixtures                 15,299                  14,516
       Leasehold improvements                 12,024                  11,648
                                            --------                --------
                                             275,521                 267,094
       Less allowance for depreciation      (144,508)               (134,892)
                                            --------                --------
                                            $131,013                $132,202
                                            ========                ========


Income Taxes - The company had an effective tax rate of 32.9% for the three months and six months ended June 30, 2002 and 38.5% for the same periods a year ago. The reduction in rates is the result of tax restructuring completed in the fourth quarter of 2001 and the benefit of the change in accounting for goodwill.

Subsequent Event - On August 1, 2002, American HomePatient Inc. (AHP) announced that it had filed for reorganization under Chapter 11 of the United States Bankruptcy Code in order to restructure its bank debt. As of June 30, 2002, Invacare had receivables outstanding of approximately $4,900,000. The bankruptcy court is expected to act on the AHP filing prior to the end of the year. Under the AHP proposed plan, creditors and vendors would receive all that they are owed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS


NET SALES

Net sales for the three months ended June 30, 2002 were $271,846,000, compared to $265,704,000 for the same period a year ago, representing a 2% increase. The increase was attributable to higher sales in both North America and Europe, while net sales declined in Australasia. For the first half, net sales increased 1% to $526,927,000, compared to $519,853,000 for the same period a year ago. The increase was driven by increases in North America partially offset by declines in Europe and Australasia. Foreign currency translation had no material impact on the consolidated sales increase for the quarter or first half.

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, seating and scooters), Standard (manual wheelchairs, personal care, bed products, patient transport and low air loss therapy), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep therapy and associated products) and Medical Supplies (ostomy, incontinence, wound care and other medical supplies), increased 3% for the quarter and 2% for the first half of the year compared to the same periods a year ago. The gain for the quarter was principally due to sales volume increases in disposable medical supplies (15%) and Rehab products (8%), driven by strong demand for the low-end consumer power offerings. However, Respiratory sales were down approximately 7% in the quarter. The gain year to date was likewise attributable to sales increases in Medical Supplies (18%) and Rehab products (6%) offset in part by a Respiratory sales decline of 10%.

European Operations

European sales increased to $59,061,000 from $57,664,000 for the quarter and decreased to $113,396,000 from $114,175,000 year to date. Adjusting for the impact of exchange rate differences, European sales increased 2% for the quarter and 1% for the first half, when compared to the same periods a year ago. Sales were in line with the company's expectations for the quarter and first half and new product launches should lead to improved sales growth in the second half of the year.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and also manufactures and distributes the Rollerchair range of custom power wheelchairs and Pro Med lifts; Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and scooters; and Invacare New Zealand, a manufacturer of wheelchairs and beds and a distributor of a wide range of home medical equipment. Excluding the impact of foreign currency, Australasia sales decreased 17% in the second quarter and 12% for the first half, when compared to the same periods a year ago. Sales continued to be negatively impacted by weak global economic conditions, which tend to have a more significant impact on this business than the other businesses of the company.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and six-month periods ended June 30, 2002 was 29.7% and 29.5%, respectively, compared to 30.4% and

30.3% in the same periods last year. The overall decrease in margins as a percentage of sales is the result principally of a shift in demand toward lower margin products and pricing pressure, primarily in the standard products line. Productivity improvements in the company's manufacturing facilities helped to mitigate the gross margin decline. North American margins declined for the first half to 29.4% compared with 30.9% in the prior year principally as a result of a shift in product mix to lower margin products and pricing pressure in the standard products line coming from increased competition from low cost imports. Gross profit for Europe improved year to date by more than 1% primarily due to favorable sales mix towards higher margin products and cost reductions. Gross margin in Australasia declined by approximately 5% due to reduced sales in the company's Dynamic Controls subsidiary. Margins were also adversely impacted by an increase in research and development spending required to support the company's new product strategy and also by higher freight costs in North America.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and six months ended June 30, 2002 was 19.6% and 20.2%, respectively, compared to 18.3% and 19.2% in the same periods a year ago. Foreign currency had no material effect on the percent of sales for the quarter and first half.

North American selling, general and administrative costs as a percentage of net sales increased approximately 2% for the quarter and first half compared to the same periods a year ago. The overall dollar increase was $5,069,000 for the quarter and $7,689,000 for the year compared to the same periods a year ago, with foreign currency having an immaterial impact. The increase primarily resulted from continued investment in sales and marketing and branding programs being implemented to drive future growth. In addition, insurance costs contributed to the increase. European selling, general and administrative costs grew at a slower rate than sales for the quarter and year to date, when compared to the same periods a year ago. Australasian selling, general and administrative costs also grew at a slower rate than sales for the quarter and year to date principally as a result of aggressive expense control.

INTEREST

Interest income in the three months ended June 30, 2002 decreased by approximately $1,028,000 and by $2,604,000 for the first half, when compared to the same periods a year ago. The decrease was a result of our third-party financing arrangement with DLL, a subsidiary of Rabo Bank of the Netherlands, in which the company realizes loan origination fees which are much lower than the interest income recognized when the company did the financing itself.

For the quarter and first half, interest expense decreased by $1,721,000 and $4,041,000, respectively, compared to the same periods a year ago, as a result of reduced debt levels and lower effective rates.

INCOME TAXES

The company had an effective tax rate of 32.9% for the three and six-month periods ended June 30, 2002 compared to an effective tax rate of 38.5% for the same periods a year ago. The reduction in rates is the result of tax restructuring completed in the fourth quarter of 2001 and the benefit of the change in accounting for goodwill.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term debt decreased $61.4 million to $281.3 million for the six months ended June 30, 2002. Adjusting for the impact of foreign currency, debt decreased by $69.3 million. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its bank lines of credit and working capital management. As of June 30, 2002, the company had approximately $255.0 million available under its lines of credit. Under the most restrictive covenant of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $175.4 million as of June 30, 2002.

The company's borrowing arrangements contain covenants with respect to interest coverage, net worth, dividend payments, working capital, funded debt to capitalization and interest coverage, as defined in the company's bank agreements and agreement with its note holders. As of June 30, 2002, the company was in compliance with all covenant requirements.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of June 30, 2002. The company expects to invest in capital projects at a rate that approximates depreciation and amortization. The company estimates that capital investments for 2002 will approximate $20 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $62.4 million for the first half of 2002 compared to $33.2 million in 2001. Operating cash flows increased in 2002 primarily due to a decrease in inventory and receivables which were partially offset by decreases in accounts payable. The inventory decrease resulted from an improvement in inventory turns to 6.2 from 5.7 at year-end while the accounts receivable decrease resulted from a decrease in days sales outstanding to 65 days, down significantly from year-end.

Cash flows utilized by investing activities were $6.4 million for the first half of 2002 compared to $6.7 million in 2001. In 2002, the company purchased $9.2 million of property and equipment ($9.7 million in 2001), invested $3.8 million in other assets ($9.5 million in 2001) and received $6.3 million from payments on installment receivables ($13.1 million in 2001). The decrease in payments received on installment receivables is the result of the company's agreement with DLL, a third-party financing company, which now provides lease financing to Invacare's customers, which the company used to provide itself.

Cash flows utilized by financing activities were $65.8 million compared to cash utilized of $28.8 million in 2001. Financing activities for the first six months of 2002 were impacted by the company's continued ability to pay down long-term borrowings.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On May 22, 2002, the company's Board of Directors declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of July 1, 2002, to be paid on July 15, 2002. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. There has been no change in the company's critical accounting policies as disclosed in Form 10-K filed for the year ended December 31, 2001. In addition, no new critical accounting policies have been adopted in the first six months of 2002. The company does not believe that there is a significant likelihood that materially different amounts would be reported related to its critical accounting policies. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on June 30, 2002 debt levels, a 1% change in interest rates would impact interest expense by approximately $2,160,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

The statements contained in this form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "achieve," "estimate," "increase," "plan," "can," "expect," "pursue," "benefit," "continue," "exceed," "improve," "believe," "anticipate," "build," "strengthen," "new," "lower," "drive," "seek,"

"hope," and "create," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues including those that affect the viability of customers, the ability to design, manufacture and distribute new products with improved functionality and lower costs, the effect of offering customers competitive financing terms, Invacare's ability to effectively identify, acquire and integrate strategic acquisition candidates, the difficulties and risks of managing and operating businesses in many different foreign jurisdictions, the timely and efficient completion of facility consolidations, the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions, foreign currency and interest rate risk, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. The company undertakes no obligation to update any of the forward-looking or other information contained herein.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk.

The information called for by this item is provided under the same caption under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.  OTHER INFORMATION

Item 4.  Result of Votes of Security Holders

On May 22, 2002, the company held its 2002 Annual Meeting of Shareholders to act on proposals to elect a class of Directors.

A. Malachi Mixon, III, Michael F. Delaney and Dr. Bernadine P. Healy were re-elected for a three-year term of office expiring in 2005, with 31,168,878; 34,381,709; and 34,361,159 affirmative votes, respectively, (90, 99 and 99 percent of the total voting power, respectively). The candidates had 3,427,156; 214,325; and 234,875 votes withheld, respectively, (10, 1 and 1 percent of the total voting power, respectively).

James C. Boland, Whitney Evans, E.P. Nalley, William M. Weber, Gerald B. Blouch, John R. Kasich, Dan T. Moore, III and Joseph B. Richey, II are directors with continuing terms.

Item 6.  Exhibits and Reports on Form 8-K

         A     Exhibits:  None

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

                                           INVACARE CORPORATION


                                           By: /s/ Gerald B. Blouch
                                           -------------------------------------
                                           Gerald B. Blouch
                                           President and Chief Operating Officer
                                           Acting Chief Financial Officer

Date:  August 14, 2002