Form 10-Q
period 2002-09-30
INVACARE CORP
filed 2002-11-01
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                       September 30, 2002
                      ----------------------------------------------------------

Commission File Number                      0-12938
                       ---------------------------------------------------------

                              Invacare Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                            95-2680965
------------------------------                  --------------------------------
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

As of October 30, 2002, the company had 29,877,387 Common Shares and 1,112,023 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  September 30, 2002 and December 31, 2001.....................3

         Condensed Consolidated Statement of Earnings -

                  Three and Nine Months Ended September 30, 2002 and 2001......4

         Condensed Consolidated Statement of Cash Flows -

                  Nine Months Ended September 30, 2002 and 2001................5

         Notes to Condensed Consolidated Financial

                  Statements - September 30, 2002..............................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............10

Item 3.  Quantitative and Qualitative Disclosure of Market Risk...............15

Item 4.  Controls and Procedures..............................................15

Part II.  OTHER INFORMATION:
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.....................................15

SIGNATURES....................................................................15

CERTIFICATIONS................................................................16

Part I.  FINANCIAL INFORMATION
------------------------------
Item 1...         Financial Statements

                      INVACARE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet

                                                         September 30,           December 31,
                                                                 2002                   2001
                                                              -------                -------
                                                           (unaudited)
ASSETS                                                                (In thousands)
------
CURRENT ASSETS
..........Cash and cash equivalents                             $ 6,045               $ 16,683
..........Marketable securities                                   1,351                  1,188
..........Trade receivables, net                                215,696                219,844
..........Installment receivables, net                           23,294                 35,423
..........Inventories, net                                      105,810                111,868
..........Deferred income taxes                                  23,901                 24,125
..........Other current assets                                   15,668                 19,270
                                                               -------                -------
..........         TOTAL CURRENT ASSETS                         391,765                428,401

OTHER ASSETS                                                    48,640                 44,492
OTHER INTANGIBLES                                                5,142                  5,906
PROPERTY AND EQUIPMENT, NET                                    132,415                132,202
GOODWILL, NET                                                  318,205                303,536
                                                               -------                -------
..........         TOTAL ASSETS                                $896,167               $914,537
                                                              ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
..........Accounts payable                                      $67,734                $74,133
..........Accrued expenses                                       85,076                 76,000
..........Accrued income taxes                                   16,704                 16,207
..........Current maturities of long-term obligations             5,236                  9,083
                                                               -------                -------
..........         TOTAL CURRENT LIABILITIES                    174,750                175,423

LONG-TERM DEBT                                                 251,749                342,724

OTHER LONG-TERM OBLIGATIONS                                     14,776                 14,840

SHAREHOLDERS' EQUITY
..........Preferred shares                                            0                      0
..........Common shares                                           7,554                  7,466
..........Class B common shares                                     278                    278
..........Additional paid-in-capital                             96,599                 87,980
..........Retained earnings                                     389,986                344,032
..........Accumulated other comprehensive earnings              (25,510)               (48,129)
..........Treasury shares                                       (12,846)                (9,306)
..........Unearned compensation on stock awards                  (1,169)                  (771)
                                                               -------                -------
..........         TOTAL SHAREHOLDERS' EQUITY                   454,892                381,550
                                                               -------                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $896,167               $914,537
                                                              ========               ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Earnings - (unaudited)

                                                                  Three Months Ended                Nine Months Ended
(In thousands except per share data)                                 September 30,                     September 30,
                                                                  2002            2001             2002             2001
                                                              --------        --------          -------          -------
Net sales                                                     $280,253        $272,210         $807,180         $792,063
Cost of products sold                                          192,900         188,372          564,575          550,480
                                                              --------        --------          -------          -------
    Gross profit                                                87,353          83,838          242,605          241,583
Selling, general and administrative expense                     56,026          45,785          162,400          145,371
Amortization of goodwill and intangibles                           316           2,587              990            7,861
Interest income                                                    992           1,716            3,064            6,392
Interest expense                                                 3,441           5,730           12,047           18,377
                                                              --------        --------          -------          -------
    Earnings before income taxes                                28,562          31,452           70,232           76,366
Income taxes                                                     9,400          12,109           23,100           29,401
                                                              --------        --------          -------          -------

    NET EARNINGS                                              $ 19,162        $ 19,343         $ 47,132         $ 46,965
                                                              ========        ========         ========         ========
    DIVIDENDS DECLARED PER
       COMMON SHARE                                              .0125           .0125            .0375            .0375
                                                              ========        ========         ========         ========

Net earnings per share - basic                                  $ 0.62          $ 0.63           $ 1.53           $ 1.54
                                                              ========        ========         ========         ========
Weighted average shares outstanding - basic                     30,900          30,700           30,843           30,593
                                                              ========        ========         ========         ========
Net earnings per share - assuming dilution                      $ 0.61          $ 0.61           $ 1.49           $ 1.48
                                                              ========        ========         ========         ========
Weighted average shares outstanding -
   assuming dilution                                            31,652          31,818           31,677           31,704
                                                              ========        ========         ========         ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                                    2002             2001
                                                                                                  ------           ------
OPERATING ACTIVITIES                                                                                  (In  thousands)
         Net earnings                                                                            $47,132         $ 46,965
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                       19,076           24,957
              Provision for losses on trade and installment receivables                            5,495            3,823
              Provision for deferred income taxes                                                    660             (197)
              Provision for other deferred liabilities                                             1,171              108
         Changes in operating assets and liabilities:
              Trade receivables                                                                    6,205          (22,215)
              Inventories                                                                         10,359           (4,788)
              Other current assets                                                                 4,702             (538)
              Accounts payable                                                                    (9,064)          (1,380)
              Accrued expenses                                                                     7,248           (1,458)
                                                                                                  ------           ------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                       92,984           45,277

INVESTING ACTIVITIES
         Purchases of property and equipment                                                     (15,331)         (14,458)
         Proceeds from sale of property and equipment                                                122              680
         Installment sales contracts, net                                                         11,077           19,785
         Marketable securities                                                                      (391)              64
         Other investments                                                                          (201)            (136)
         Other long term assets                                                                      707           (9,437)
         Other                                                                                       945           (1,736)
                                                                                                  ------           ------
              NET CASH UTILIZED BY INVESTING ACTIVITIES                                           (3,072)          (5,238)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                        152,762          179,928
         Principal payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                    (256,785)        (214,398)
         Proceeds from exercise of stock options                                                   4,931            8,139
         Purchase of treasury stock                                                               (1,674)          (5,536)
         Payment of dividends                                                                     (1,182)          (1,141)
                                                                                                  ------           ------
            NET CASH UTILIZED BY FINANCING ACTIVITIES                                           (101,948)         (33,008)
Effect of exchange rate changes on cash                                                            1,398           (9,356)
                                                                                                  ------           ------
Decrease in cash and cash equivalents                                                            (10,638)          (2,325)
Cash and cash equivalents at beginning of period                                                  16,683           12,357
                                                                                                  ------           ------
Cash and cash equivalents at end of period                                                       $ 6,045         $ 10,032
                                                                                                  ======           ======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                               September 30, 2002

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

Principles of Consolidation - The consolidated financial statements include the accounts of the company and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and 2001 and changes in its cash flows for the nine months ended September 30, 2002 and 2001. Certain foreign subsidiaries are consolidated using a one-month lagging. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

Reclassifications - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the periods ended September 30, 2002.

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

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers are not considered in evaluating segment performance. Intersegment sales for reportable segments was $16,052,000 and $45,704,000 for the three and nine months ended September 30, 2002, respectively, and $18,919,000 and $53,069,000 for the same periods a year ago.

The information by segment is as follows (in thousands):

                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30,                      September 30,
                                                                      2002              2001             2002             2001
                                                                   -------           -------          -------          -------
Net sales from external customers
        North America                                             $199,333          $200,871         $593,223         $585,216
        Europe                                                      68,808            60,128          182,204          174,303
        Australasia                                                 12,112            11,211           31,753           32,544
                                                                   -------           -------          -------          -------
        Consolidated                                              $280,253          $272,210         $807,180         $792,063
                                                                   =======           =======          =======          =======

   Earnings (loss) before income taxes
        North America                                              $37,319          $ 34,767         $103,171         $ 98,452
        Europe                                                       6,627             3,438           12,293            5,237
        Australasia                                                  1,706             1,223            3,280            3,262
        All Other *                                                (17,090)           (7,976)         (48,512)         (30,585)
                                                                   -------           -------          -------          -------
        Consolidated                                               $28,562           $31,452          $70,232          $76,366
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

                                                                        Three Months Ended             Nine Months Ended
                                                                          September 30,                  September 30,
                                                                       2002           2001           2002             2001
                                                                     ------         ------         ------           ------
                                                                             (In thousands, except per share data)
Basic
   Average common shares outstanding                                 30,900         30,700         30,843           30,593

   Net earnings                                                     $19,162        $19,343        $47,132          $46,965

   Net earnings per common share                                     $  .62         $  .63        $  1.53          $  1.54

Diluted
   Average common shares outstanding                                 30,900         30,700         30,843           30,593
   Stock awards                                                           8              0              9                0
   Stock options                                                        744          1,118            825            1,111
                                                                     ------         ------         ------           ------
   Average common shares assuming                                    31,652         31,818         31,677           31,704
         dilution

   Net earnings                                                     $19,162        $19,343        $47,132          $46,965

   Net earnings per common share                                     $  .61         $  .61        $  1.49          $  1.48

Adoption of SFAS No. 142-Effective January 1, 2002, Invacare adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. The company has completed the required initial analysis of goodwill impairment, which indicated no impairment of goodwill as of January 1, 2002.

In accordance with SFAS No. 142, the effect of no longer amortizing goodwill is reflected prospectively. The following comparative disclosure shows the impact of adoption had the change been applied retroactively.

                                                                        Three Months Ended            Nine Months Ended
                                                                           September 30,                 September 30,
        (In thousands, except per share data)                          2002            2001           2002           2001
        -------------------------------------                      --------        --------       --------       --------
        Reported net income                                        $ 19,162        $ 19,343       $ 47,132       $ 46,965
        Goodwill amortization                                             -           2,216              -          6,733
                                                                   --------        --------       --------       --------
        Adjusted net income                                        $ 19,162        $ 21,559       $ 47,132       $ 53,698
                                                                   ========        ========       ========       ========

        Basic earning per share:
        Reported net income                                           $0.62           $0.63          $1.53          $1.54
        Goodwill amortization                                             -            0.07              -           0.22
                                                                   --------        --------       --------       --------
        Adjusted net income                                           $0.62           $0.70          $1.53          $1.76
                                                                   ========        ========       ========       ========

        Diluted earning per share:
        Reported net income                                           $0.61           $0.61          $1.49          $1.48
        Goodwill amortization                                                 -        0.07                -         0.21
                                                                   --------        --------       --------       --------
        Adjusted net income                                           $0.61           $0.68          $1.49          $1.69
                                                                   ========        ========       ========       ========

All of the company's other intangible assets have definite lives and will continue to be amortized over their useful lives. As of September 30, 2002 and December 31, 2001, other intangibles consisted of the following:

                              September 30, 2002        December 31, 2001
                            -----------------------   ----------------------
  (In thousands)            Gross                     Gross
                            Carrying   Accumulated    Carrying   Accumulated
                            Amount     Amortization   Amount     Amortization

  License agreements         $ 5,948        $ 3,726    $ 5,882        $ 3,185
  Patents                      2,554            826      2,450            679
  Customer list                1,000            438      1,000            250
  Non-compete agreements         692            362        689            315
  Trademarks and other           880            580        827            513
                              ------         ------     ------         ------
  Other intangibles          $11,074        $ 5,932    $10,848        $ 4,942

Amortization expense related to other intangibles is expected to be $1,260,000 for 2002, $1,070,000 in 2003, $1,053,000 in 2004, $801,000 in 2005 and $317,000
in 2006. The change in goodwill reflected on the balance sheet for the quarter was entirely due to currency translation.

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                                         Three Months                  Nine Months
                                                                             Ended                        Ended
                                                                         September 30,                 September 30,
                                                                       2002          2001           2002           2001
                                                                     ------         ------        ------         ------
  Net earnings                                                      $19,162        $19,343       $47,132        $46,965
  Foreign currency translation gain (loss)                            8,772          4,657        22,074         (3,261)
  Unrealized loss on available for sale securities                     (210)          (226)         (230)          (317)
  Cumulative effect upon adoption of FAS 133                              0              0             0            521
  Current period unrealized gain (loss) on cash flow
      hedges                                                            652            142           775         (1,551)
                                                                     ------         ------        ------         ------
  Total comprehensive earnings                                      $28,376        $23,916       $69,751        $42,357
                                                                     ======         ======        ======         ======

Statement of Cash Flows - The company made payments (in thousands) of:

                                                          Nine Months Ended
                                                            September 30,
                                                    2002                    2001
                                                  ------                  ------
       Interest                                  $15,706                 $23,692
       Income taxes                               20,505                  18,632

Accounts Receivable - On August 1, 2002, American HomePatient Inc. (AHP) announced that it had filed for reorganization under Chapter 11 of the United States Bankruptcy Code in order to restructure its bank debt. As of September 30, 2002, Invacare had receivables outstanding due from AHP of approximately $5,000,000 related to pre-petition debt. Under the AHP proposed reorganization plan, creditors and vendors would ultimately receive all that they are owed. The company expects the bankruptcy court to act on the AHP reorganization proposed by the end of the year.

Inventories - Inventories consist of the following components (in thousands):

                                           September 30,            December 31,
                                                    2002                    2001
                                                 -------                 -------
       Raw materials                            $ 35,393                $ 35,333
       Work in process                            10,744                  11,326
       Finished goods                             59,673                  65,209
                                                 -------                 -------
                                                $105,810                $111,868
                                                 =======                 =======

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point. Therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                          September 30,            December 31,
                                                   2002                    2001
                                                -------                 -------
       Land, buildings and improvements        $ 57,254                $ 54,308
       Machinery and equipment                  196,612                 186,622
       Furniture and fixtures                    15,477                  14,516
       Leasehold improvements                    12,737                  11,648
                                                -------                 -------
                                                282,080                 267,094
       Less allowance for depreciation         (149,665)               (134,892)
                                                -------                 -------
                                               $132,415                $132,202
                                                =======                 =======

Income Taxes - The company had an effective tax rate of 32.9% for the three months and nine months ended September 30, 2002 and 38.5% for the same periods a year ago. The reduction in rates is the result of tax restructuring completed in the fourth quarter of 2001 and the benefit of the change in accounting for goodwill.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS


NET SALES

Net sales for the three months ended September 30, 2002 were $280,253,000, compared to $272,210,000 for the same period a year ago, representing a 3% increase. The increase was attributable to higher sales in both Europe and Australasia, while net sales declined in North America. Year to date net sales increased 2% to $807,180,000, compared to $792,063,000 for the same period a year ago. The increase was driven by increases in Europe and North America partially offset by declines in Australasia. Foreign currency translation had a 3% positive impact on the reported consolidated sales increase for the quarter and a 1% positive impact for the first nine months.

North American Operations

North American net sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, seating and scooters), Standard (manual wheelchairs, personal care, bed products, patient transport and low air loss therapy), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep therapy and associated products) and Medical Supplies (ostomy, incontinence, wound care and other medical supplies), decreased 1% for the quarter and increased 1% for the first nine months of the year compared to the same periods a year ago. Excluding the impact of two product lines exited by the company this year, North American net sales grew by 1% in the quarter and 2% year-to-date, compared to the same periods a year ago. The gain for the quarter was principally due to sales volume increases in medical supplies (12%) and power wheelchairs (5%), driven by strong demand for the low-end consumer power offerings. However, Respiratory and Standard Products sales declined for the quarter by 17% and 4%, respectively. The Respiratory sales decline was driven by slow purchases by national accounts and the company's exit from the liquid oxygen product line. The decline in Standard Products is due to continued pricing pressure from low-cost imports from the Far East, the company's exit from the lift-out chair product line, and weaker demand due to concerns over "competitive bidding" proposals in Congress related to Medicare reform. With reimbursement and economic uncertainty, many dealers have limited their purchases of replacement products for their rental fleets in order to preserve cash. The gain year-to-date was likewise attributable to sales increases in Medical Supplies (15%) and Power Wheelchairs (8%) offset by reduced volumes in Respiratory (12%) and Standard Products (2%).

European Operations

European sales increased to $68,808,000 from $60,128,000 for the quarter and increased to $182,204,000 from $174,303,000 year to date, compared to the same periods a year ago. Adjusting for the impact of exchange rate differences, European sales increased 3% for the quarter and 2% for the first nine months, when compared to the same periods a year ago. Sales were in line with the company's expectations for the quarter and year-to-date and new product launches should continue to contribute to improved sales for the remainder of the year.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and also manufactures and distributes the Rollerchair range of custom power wheelchairs and Pro Med lifts; Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and scooters; and Invacare New Zealand, a manufacturer of wheelchairs and beds and a distributor of a wide range of home medical equipment. Excluding the impact of foreign currency, Australasia sales decreased 2% in the third quarter and 9% for the first nine months, when compared to the same periods a year ago. Sales continued to be negatively impacted by weak global economic conditions, which tend to have a more significant impact on this business than the other businesses of the company.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine-month periods ended September 30, 2002 was 31.2% and 30.1%, respectively, compared to 30.8% and 30.5% in the same periods last year. For the quarter, the increase in margins as a percentage of net sales is the result of continued productivity improvements in the company's manufacturing facilities and favorable product mix in Europe, offset by pricing pressure, primarily in the standard products line. The overall decrease in margins as a percentage of net sales for the year is principally due to a shift in demand toward lower margin products, pricing pressure in the standard products line and increases in freight costs.

North American margins declined for the quarter and year-to-date by .3% and by ..9% respectively, compared to the same periods a year ago. The declines are principally the result of a shift in product mix to lower margin products and
pricing   pressures  in  the  standard   products  line  coming  from  increased
competition from low-cost imports. Gross profit in Europe improved for the quarter and year-to-date by 3.2% and 1.9% respectively, largely due to favorable product mix from higher margin product, continued cost reductions, and a strengthening Euro. Gross margin in Australasia declined by approximately 4% and 5%, for the quarter and year-to-date, primarily due to reduced sales in the company's Dynamic Controls subsidiary.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and nine months ended September 30, 2002 was 20.0% and 20.1%, respectively, compared to 16.8% and 18.4% in the same periods a year ago. Foreign currency translation caused an increase in reported spending in the quarter by 2.9% and had a minimal impact year-to-date.

North American selling, general and administrative costs as a percentage of net sales increased approximately 4.1 percentage points for the quarter and 2.4 percentage points for the first nine months compared to the same periods a year ago. North American selling, general and administrative costs include the North American as well as the other classification as disclosed in the segment reporting. The overall dollar increase was $7,907,000 for the quarter and $15,596,000 for the year compared to the same periods a year ago, with foreign currency having an immaterial impact. The increase primarily resulted from continued investment in sales and marketing and branding programs implemented to drive future growth, higher employee benefit costs and insurance costs, increased investment in additional headcount, and increased bad debt and depreciation expense. European selling, general and administrative costs grew at a higher rate than net sales for the quarter and year to date, when compared to the same periods a year ago. Australasian selling, general and administrative costs grew at a slower rate than net sales for the quarter and year to date principally as a result of continued aggressive expense control.

INTEREST

Interest income in the three months ended September 30, 2002 decreased by approximately $724,000 and by $3,328,000 for the first nine months, when compared to the same periods a year ago. The decrease was a result of our third-party financing arrangement with DLL, a subsidiary of Rabo Bank of the Netherlands, in which the company realizes loan origination fees which are much lower than the interest income recognized when the company did the financing itself.

For the quarter and first nine months, interest expense decreased by $2,289,000 and $6,330,000, respectively, compared to the same periods a year ago, as a result of reduced debt levels and lower effective rates.

INCOME TAXES

The company had an effective tax rate of 32.9% for the three and nine-month periods ended September 30, 2002 compared to an effective tax rate of 38.5% for the same periods a year ago. The reduction in rates is the result of tax restructuring completed in the fourth quarter of 2001 and the benefit of the change in accounting for goodwill.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term debt decreased $91.0 million to $251.7 million for the nine months ended September 30, 2002. After adjusting for the impact of foreign currency translation and adjusting to market the fair value hedges, debt decreased by $104.0 million. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its bank lines of credit and working capital management. As of September 30, 2002, the company had approximately $290.0 million available under its lines of credit. Under the most restrictive covenant of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $204.3 million as of September 30, 2002.

On October 16, 2002, the Company renewed its $100 million 364 day facility which runs from October 16, 2002 through October 15, 2003. The terms and lenders involved remained unchanged from the original agreement signed in October of last year.

The company's borrowing arrangements contain covenants with respect to interest coverage, net worth, dividend payments, working capital, funded debt to capitalization and interest coverage, as defined in the company's bank agreements and agreement with its note holders. As of September 30, 2002, the company was in compliance with all covenant requirements.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of September 30, 2002. The company expects to invest in capital projects at a rate that approximates depreciation and amortization. The company estimates that capital investments for 2002 will approximate $20 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $93.0 million for the first nine months of 2002 compared to $45.3 million in 2001. Operating cash flows increased in 2002 primarily due to a decrease in inventory and receivables, and an increase in accrued expenses. These cash inflows were partially offset by decreased accounts payable. The inventory decrease resulted from an improvement in inventory turns to 6.2 from 5.7 at year-end, while the accounts receivable decrease resulted from a decrease in days sales outstanding to 73 days, down significantly from year-end.

Cash flows utilized by investing activities were $3.1 million for the first nine months of 2002 compared to $5.2 million in 2001. In 2002, the company purchased $15.3 million of property and equipment ($14.5 million in 2001) and received $11.1 million from payments on installment receivables ($19.8 million in 2001). The decrease in payments received on installment receivables is the result of the company's agreement with DLL, which now provides lease financing to Invacare's customers that the company used to provide itself.

Cash flows utilized by financing activities were $101.9 million compared to cash utilized of $33.0 million in 2001. Financing activities for the first nine months of 2002 were impacted by the company's continued ability to reduce long-term borrowings.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On August 15, 2002, the company's Board of Directors declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of October 1, 2002, to be paid on October 15, 2002. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. There has been no change in the company's critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2001. In addition, no new critical accounting policies have been adopted in the first nine months of 2002. The company does not believe that there is a significant likelihood that materially different amounts would be reported related to its critical accounting policies. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on September 30, 2002 debt levels, a 1% change in interest rates would impact interest expense by approximately $2,089,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

The statements contained in this form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "achieve," "estimate," "increase," "plan," "can," "expect," "pursue," "benefit," "continue," "exceed," "improve," "believe," "anticipate," "build," "strengthen," "new," "lower," "drive," "seek," "hope," and "create," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues including those that affect the viability of customers, the ability to design, manufacture and distribute new products with improved functionality and lower costs, the effect of offering customers competitive financing terms, Invacare's ability to effectively identify, acquire and integrate strategic acquisition candidates, the difficulties and risks of managing and operating businesses in many different foreign jurisdictions, the timely and efficient completion of facility consolidations, the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions, foreign currency and interest rate risk, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission (the "Commission"). The company undertakes no obligation to update any of the forward-looking or other information contained herein.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk.

The information called for by this item is provided under the same caption under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures.

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of September 30, 2002 in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no significant changes subsequent to September 30, 2002 and prior to the date of this filing in the company's internal controls or in other factors that could significantly affect internal controls.


Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         A        Exhibits:  Exhibit 10.1 Invacare Retirement Savings Plan

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

                                           INVACARE CORPORATION


                                           By: /s/ Gerald B. Blouch
                                           -------------------------------------
                                           Gerald B. Blouch
                                           President and Chief Operating Officer
                                           Acting Chief Financial Officer

Date:  November 1, 2002

                                 CERTIFICATIONS

I, Gerald B. Blouch, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Invacare Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c). presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           INVACARE CORPORATION


                                           By: /s/ Gerald B. Blouch
                                           -------------------------------------
                                           Gerald B. Blouch
                                           President and Chief Operating Officer
                                           Acting Chief Financial Officer

Date:  November 1, 2002

                                 CERTIFICATIONS

I, A. Malachi Mixon, III, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Invacare Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c). presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   INVACARE CORPORATION


                                                   By: /s/ A. Malachi Mixon, III
                                                   -----------------------------
                                                   A. Malachi Mixon, III
                                                   Chief Executive Officer

Date:  November 1, 2002