Form 10-K
period 2002-12-31
INVACARE CORP
filed 2003-03-10
CIK 742112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002


                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

                         Commission file number 0-12938


                              INVACARE CORPORATION
             (Exact name of Registrant as specified in its charter)

            Ohio                                   95-2680965
-------------------------------          -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation or organization)           Number)



               One Invacare Way, P.O. Box 4028, Elyria, Ohio 44036 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:       (440) 329-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                        Name of Exchange on which Registered
-------------------                        -------------------------------------
Common Shares, without par value           New York Stock Exchange
Rights to Purchase Commons Shares of       New York Stock Exchange
Invacare, without par value

Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

Yes   X                             No
    -----                             -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   X                             No
    -----                             -----

As of February 27, 2003, 29,661,183 Common Shares and 1,112,023 Class B Common Shares were outstanding. As of June 30, 2002, the aggregate market value of the 26,951,244 Common Shares of the Registrant held by non-affiliates was $997,196,028 and the aggregate market value of the 31,849 Class B Common Shares of the Registrant held by non-affiliates was $1,178,413. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2002, which was $37.00. For purposes of this information, the 2,905,723 Common Shares and 1,080,174 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.


                       Documents Incorporated By Reference



Part of Form 10-K                             Document Incorporated By Reference
----------------------                        ----------------------------------
Part III (Items 10, 11,                       Portions of the Registrant's
          12, and 13)                         definitive Proxy Statement to
                                              be used in connection with
                                              its 2003 Annual Meeting of
                                              Shareholders.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2002.

                                     PART I
                                     ------

Item 1.  Business.
------------------
(a) General Development of Business
-----------------------------------
Invacare Corporation is the world's leading manufacturer and distributor of non-acute health care products based upon its distribution channels, the breadth of its product line and its net sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care, retail and extended care markets. Invacare continuously revises and expands its product lines to meet changing market demands and currently offers over two dozen product lines. The company's products are sold principally to over 25,000 home health care and medical equipment provider locations in the U.S., Australia, Canada, Europe and New Zealand, with the remainder of its sales being primarily to government agencies and distributors. Invacare's products are sold through its worldwide distribution network by its sales force, telesales associates and various organizations of independent manufacturers' representatives and distributors. The company also distributes medical equipment and related supplies manufactured by others.

Invacare is committed to design, manufacture and deliver the best value in medical products which promote recovery and active lifestyles for people requiring home and other non-acute health care. Invacare intends to achieve this vision by:

               * designing and developing innovative and technologically superior products;
               * ensuring continued focus on our primary market - the non-acute health care market;
               * marketing ourbroad range of products under the "Total One Stop Shopping(sm)" strategy;
               * providing the industry's most professional and cost-effective sales, customer service and distribution organization;
               * supplying superior and innovative provider support and aggressive product line extensions;
               *    building  a  strong   referral   base  among   health   care
                    professionals;
               *    building brand preference with consumers;
               * handling the retail channel through a dedicated sales and marketing structure;
               *    continuous   advancement/recruitment   of   top   management
                    candidates;
               *    empowering all employees;
               *    providing a performance-based reward environment; and
               * continually striving for total quality throughout the organization.

When the company was acquired in December 1979 by a group of investors, including certain members of management and the Board of Directors, it had $19.5 million in net sales and a limited product line of standard wheelchairs and patient aids. In 2002, Invacare reached $1,089 million in net sales, representing a 19% compound average sales growth rate since 1979, and currently is the leading company in the industry that manufactures, distributes and markets products in each of the following major, non-acute, medical equipment categories: power and manual wheelchairs, patient aids, home care beds, home respiratory products, low air loss therapy products, seating and positioning products, bathing equipment and distributed products.

The company executive offices are located at One Invacare Way, Elyria, Ohio and its telephone number is (440) 329-6000. In this report, Invacare and the company refer to Invacare Corporation and, unless the context otherwise indicates, its consolidated subsidiaries.

(b) Financial Information About Industry Segments
-------------------------------------------------
The company operates predominately in the home medical equipment (HME) industry segment. For information relating to net sales, operating income, identifiable assets and other information for this industry segment, see the Consolidated Financial Statements of the company.

(c) Narrative Description of Business
-------------------------------------

THE HOME MEDICAL EQUIPMENT INDUSTRY
-----------------------------------
North America
-------------
The home medical equipment market includes home health care products, physical rehabilitation products and other non-disposable products used for the recovery and long-term care of patients. The company believes that sales of domestic home medical equipment products will continue to grow during the next decade as a result of several factors, including:

     Growth in population over age 65. The nation's overall life expectancy continues to increase. The latest report from the U.S. Department of Health and Human Services (DHHS) states that the average life expectancy for men and women who reach the age of 65 is now 81 and 84, respectively. The DHHS also reports that people age 65 or older, which represent the vast majority of home health care patients, will increase from 12% of the population in 2000 to 20% of the population by the year 2050. A significant percentage of people using home and community-based health care services are 65 years of age and older.

     Treatment trends. Many medical professionals and patients prefer home health care over institutional care because they believe that it results in greater patient independence, increased patient responsibility and improved responsiveness to treatment because familiar surroundings are conducive to improved patient outcomes. Health care professionals, public payors and private payors agree that home care is a cost effective, clinically appropriate alternative to facility-based care. Recent surveys show that approximately 70% of adults would rather recover from accident or illness in their home, while approximately 90% of the older population showed preference for home-based, long-term care.

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

     Healthcare cost containment trends. In 2000, spending on health care in the U.S. totaled $1.3 trillion dollars or approximately 13% of the Gross Domestic Product (GDP), the highest among industrialized countries. In 2012, the nation's health care spending is projected to increase to $3.1 trillion growing at an average annual rate of 7.3%. Over this same period, spending on health care is expected to increase to approximately 17.7% as a share of GDP. The rising cost of health care has caused many payors of health care expenses to look for ways to contain costs. Home health care has gained wide-spread acceptance among health care providers and public policy makers as a cost effective, clinically appropriate and patient preferred alternative to facility-based care for a variety of acute and long-term illnesses and disabilities. Thus, the company believes that home health care and home medical equipment will play a significant role in reducing health care costs.

     Society's mainstreaming of people with disabilities. People with disabilities are part of the fabric of society and this has increased, in large part, due to the 1991 Americans with Disabilities Act (ADA). This legislation provides mainstream opportunities to people with disabilities. The ADA imposes requirements on certain components of society to make reasonable accommodations to integrate people with disabilities into the community and the workplace.

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

Europe/Australasia
------------------
The company believes that while many of the market factors influencing demand in the U.S. are also present in Europe and Australasia - aging of the population, technological trends and society's acceptance of people with disabilities - each of the major national markets within Europe and in Australasia have distinctive characteristics. The health care industry is more heavily socialized and, therefore, is more influenced by government regulation and fiscal policy. Variations in product specifications, regulatory approvals, distribution requirements and reimbursement policies require the company to tailor its approach to each market. Management believes that as the European markets become more homogeneous and the company continues to refine its distribution channels, the company can more effectively penetrate these markets. Likewise, the company expects to increase its sales in the highly fragmented Australian and New Zealand markets.

GEOGRAPHICAL SEGMENTS AND PRODUCT CATEGORIES
--------------------------------------------
North America
-------------
North American operations are aligned into five primary product groups which manufacture and market products in all of the major home medical equipment
categories.   In  Canada,   the  company   primarily  sells  Invacare   products
manufactured in the U.S.

     REHAB PRODUCTS

     Power wheelchairs. Invacare manufactures a complete line of power wheelchairs for individuals who require independent powered mobility. The range includes products that can be significantly customized to meet an individual's specific needs, as well as products that are inherently versatile and meet a broad range of individual requirements. Power wheelchair lines are marketed under the Invacare(R) Storm Series(R) and Xterra(TM) brand names and include a full range of powered mobility products. The new Pronto(TM) Series Power Wheelchairs with SureStep(TM), introduced in 2002, feature center-wheel drive performance for exceptional maneuverability and intuitive driving.

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

     Scooters. Invacare distributes three and four-wheeled motorized scooters, including rear-wheel drive models for both outdoor and indoor use, and markets them under the Invacare(R) brand name which includes scooters under the Lynx(TM) and Panther(TM) product names.

     Seating and positioning products. Invacare markets seat cushions, back supports and accessories under three series. Invacare(R) Essential(TM) Series provides simple seating solutions for comfort, fit and function. Invacare Infinity(TM) Series includes versatile modular seating, providing optimal rehab solutions. Invacare PinDot(R) Series offers custom seating solutions personalized for the most challenged clients. In 2002, the Infinity(TM) FloGel and ViscoFoam Cushions were redesigned with reshaped contouring that enhances pelvic stability and improves pressure redistribution.

     STANDARD PRODUCTS

     Manual wheelchairs. Invacare's manual wheelchairs are sold for use inside and outside the home, institutional settings, or public places (e.g., airports, malls, etc.). Our clients include people who are chronically or temporarily disabled and require basic mobility performance with little or no frame modification. Examples of Invacare manual wheelchair lines, which are marketed under the Invacare(R) brand name, include the 9000 and Tracer(R) product lines. These lines offer wheelchairs that are designed to accommodate the diverse capabilities and unique needs of the individual from petite to bariatric sizes.

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

     Patient Transport. Invacare manufactures and markets products needed to assist in transferring individuals from surface to surface (bed to chair) or transporting from room to room. Designed for use in the home and institutional settings, these products include patient lifts and slings, and a new series of mobile, multi-functional recliners.

     RESPIRATORY PRODUCTS

     Home respiratory products. Invacare manufactures and/or distributes home respiratory products, including oxygen concentrators, nebulizer compressors and respiratory disposables, sleep therapy products and portable compressed oxygen systems. Invacare home respiratory products are marketed predominantly under the Invacare(R) brand name. The Invacare Venture HomeFill II Oxygen Compressor enables people to safely and easily make compressed oxygen in their home and store it in cylinders for future use.

     DISTRIBUTED PRODUCTS

     Distributed products. Invacare distributes numerous lines of branded medical supplies including ostomy, incontinence, diabetic, wound care and miscellaneous home medical products, as well as HME aids for daily living.

     CONTINUING CARE

     Health Care Furnishings. Invacare, operating as Invacare Continuing Care Group, is a manufacturer and distributor of beds and furnishings for the non-acute care markets. In addition, certain home medical equipment also is sold through this channel.

     OTHER PRODUCTS

     Accessory Products. Invacare also manufactures, markets and distributes many accessory products, including spare parts, wheelchair cushions, arm rests, wheels and respiratory parts. In some cases, Invacare's accessory items are built to be interchangeable so that they can be used to replace parts on products manufactured by others.

Australasia
-----------
The company's Australasia operations consist of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs and Pro Med lifts; Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and scooters; and Invacare New Zealand, a manufacturer of wheelchairs and beds and a distributor of a wide range of home medical equipment.

Europe
------
The company's European operations operate as a "common market" company with sales throughout Europe. The European operations currently sell a line of products providing significant room for growth as Invacare continues to broaden its product line offerings to more closely resemble that of the North American operations.

Most wheelchair products sold in Europe are designed and manufactured locally to meet specific market requirements. With the acquisition of Scandinavian Mobility in 1999, Invacare not only has improved access of such products to Nordic markets, but has expanded the company's range of premium designs which are exported worldwide, including to the Far East and Southern Europe.

The company manufactures and/or assembles both manual and power wheelchair products at six of its European facilities - Invacare Ltd. in the United Kingdom, Invacare Poirier S.A.S in France, Invacare Deutschland GmbH in Germany, Invacare Lda. in Portugal, Invacare AG in Switzerland, and Invacare Rea AB in Sweden. Motorized scooters are manufactured in Germany. Beds are manufactured at Invacare Hoeng in Denmark. Self-care products, bathtubs, patient lifts and slings also are manufactured in the United Kingdom, France and Holland. Oxygen products are imported from Invacare's U.S. operations.

For information relating to net sales by product group, see Business Segments in Notes to the Consolidated Financial Statements.

WARRANTY
--------
Generally, the company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty.

COMPETITION
-----------
In each of the company's major product lines, both domestically and internationally, there are a limited number of significant national competitors and a number of multi-national competitors. In some countries or in certain product lines, the company may face competition from other manufacturers that have larger market shares, greater resources or other competitive advantages. Invacare believes that it is the leading home medical equipment manufacturer based on its distribution channels, breadth of product line and net sales.

North America and Australasia
-----------------------------
The home medical equipment market is highly competitive and Invacare products face significant competition from other well-established manufacturers. The company believes that its success in increasing market share is dependent on providing value to the customer based on the quality, performance and price of the company products, the range of products offered, the technical expertise of the sales force, the effectiveness of the company distribution system, the strength of the dealer and distributor network and the availability of prompt and reliable service for its products. The company believes that its "Total One Stop Shopping(sm)" approach provides the competitive advantage necessary for continuing profitability and market share growth. Various manufacturers, from time to time, have instituted price-cutting programs in an effort to gain market share. There can be no assurance that other HME manufacturers will not attempt to implement such aggressive pricing in the future.

Europe
------
As a result of the differences encountered in the European marketplace, competition generally varies from one country to another. The company typically encounters one or two strong competitors in each country, some of them becoming regional leaders in specific product lines.

MARKETING AND DISTRIBUTION
--------------------------
North America and Australasia
-----------------------------
Invacare's products are marketed in the United States and Australasia primarily to providers who in turn sell or rent these products directly to consumers within the non-acute care setting. Invacare's primary customer is the home medical equipment (HME) provider. The company also employs a "pull-through" marketing strategy to medical professionals, including physical and occupational therapists, who refer their patients to HME providers to obtain specific types of home medical equipment, as well as to consumers who express a product or brand preference.

Invacare's domestic sales and marketing organization consists primarily of a home care sales force, which markets and sells Invacare(R) branded products to HME providers. Each member of Invacare's home care sales force functions as a Territory Business Manager (TBM) and handles all product and service needs for an account, thus saving customers valuable time. The TBM also provides training and servicing information to providers, as well as product literature, point-of-sale materials and other advertising and merchandising aids. In Canada, products are sold by a sales force and distributed through regional distribution centers in British Columbia, Ontario and Quebec to health care providers throughout Canada. Manufacturers' representatives market and sell Invacare products through the company's Invacare Continuing Care Group to the non-acute care market.

To complement the efforts of the company's field sales force and to increase business with smaller-to-medium-sized customers, the company utilizes an Inside Sales Department. The Inside Sales Department provides expanded account coverage in a cost-effective manner, through targeted telesales initiatives, and continues to be received positively by customers. The company's internet initiatives also continue to complement the efforts of the field sales force, as eCommerce accounted for approximately 14% of the company's North American sales in 2002.

In 2002, the company launched the Invacare Service and Parts Division to further enhance the technical service and parts support provided to the company's providers. The company also further enhanced the Service Referral Network, which it had launched in 2000, increasing the number of providers in the network to nearly 600. Through the Service Referral Network, the company provides a Warranty Labor Reimbursement Program, which enables service providers who make repairs under warranty claims to receive reimbursement for the labor expense associated with such claims for certain Invacare products. The reimbursement program provides service providers the opportunity to honor Invacare's product warranties while at the same time establishing a relationship with consumers that may lead to future sales. Invacare launched the Service Referral Network to help ensure that all consumers using Invacare products receive quality service and support that is consistent with the Invacare brand promise.

The company sells distributed products, primarily soft goods and disposable medical supplies, through the Invacare Supply Group (ISG). ISG is an important component of Invacare's "Total One Stop Shopping(sm)" program, through which Invacare offers HME providers of all sizes a broader range of products and services at a lower total cost. ISG products include ostomy, incontinence, wound care and diabetic supplies, as well as other soft goods and disposables which complement other Invacare products that are purchased by many of the same customers who buy Invacare equipment. ISG markets its products through an inside telesales and customer service department, the Internet and Invacare's more than 100-person HME field sales force. ISG also markets a Home Delivery Program to HME providers through which ISG drop-ships supplies in the provider's name to the customer's address. Thus, providers have no products to stock, no minimum order requirements and delivery is made within 24 to 48 hours nationwide.

In 2002, the company introduced new direct response television commercials designed to generate demand for Invacare products sold by the HME provider. These commercials feature Arnold Palmer, Invacare's worldwide spokesperson. Mr. Palmer is becoming an integral part of Invacare's "Yes, you can(TM)" promotional and marketing efforts encouraging consumers to achieve personal independence and participate in the activities of life, facilitated by the home health care products which Invacare manufactures, distributes and/or markets throughout the world. The company believes that Mr. Palmer, serving as its spokesperson, will help accomplish three objectives: (i) create attention and awareness for the category of home health care products, (ii) accelerate the acceptance of these products as lifestyle enhancing so that consumers want these products and not just need them, and (iii) establish the Invacare brand as the consumer category-brand for home health care products. Mr. Palmer is featured throughout Invacare's marketing communications, including Invacare direct-response television commercials, print advertising, point-of-purchase displays, and other merchandising and marketing materials.

As part of its ongoing effort to continue building the company's leadership position in e-commerce in the HME industry, Invacare further enhanced its web site at www.invacare.com. Customers can easily access their own personalized account information, including order status, credit availability and other account specific information. In addition, serial number tracking has emerged as a customer directed initiative to review configurations for service parts, and self-service invoice history has been added to the account information available online. The web site conforms to the World Wide Web Consortium guidelines for web content accessibility for people with disabilities. Invacare's extensive online product catalog is supported by BroadVision's suite of personalized e-business applications and includes product specifications and an interactive comparison chart. Interactive 3-D product demos were added in 2002 for significant product introductions. Another addition to the online product catalog is an area dedicated to providing technical information, including diagnostic tips, service manuals and a parts catalog which features diagrams and a point-and-click shopping function. In 2002, Invacare also launched a provider web site program through which the company leverages its own online product catalog for providers to build their own transactional web sites. More than 325 provider sites were developed and launched in 2002, promoting the Invacare brand across the World Wide Web.

In 2002, Invacare continued its strategic advertising campaign in trade publications that reach the providers of home medical equipment. This campaign supports the company's focused brand strategy through the use of four-page and eight-page advertising inserts versus the traditional two-page spread ads, which the company had run for a number of years. The company also contributed extensively to editorial coverage in trade publications on articles concerning the products it manufactures. Company representatives attended numerous trade shows and conferences on a national and regional basis in which Invacare products were displayed to providers, health care professionals and consumers.

Invacare continues to generate greater consumer awareness of the company and its products, as evidenced by enhancements made to its consumer marketing program in 2002 through sponsorships of a variety of wheelchair sporting events and support of various philanthropic causes which benefit the consumers of its products. For the ninth consecutive year, Invacare continued as a National Corporate Partner with Easter Seals, one of the most recognized charities in the United States that meets the needs of both children and adults with various types of disabilities. The company further continued its sponsorships of 75 individual wheelchair athletes and teams, including several of the top-ranked male and female racers, hand cyclists, and wheelchair tennis players in the world. Invacare was the title sponsor of the Invacare World Team Cup Tennis Tournament, which took place in September in Tremosine, Italy for the seventh year in a row. The company also continued its support of disabled veterans through its sponsorship of the 22nd National Veterans Wheelchair Games, the largest annual wheelchair sports event in the world, which was held in Cleveland, Ohio, near Invacare's world headquarters in Elyria. The games bring a competitive and recreational sports experience to military service veterans who use wheelchairs for their mobility needs due to spinal cord injury, neurological conditions or amputation.

The company's top ten customers accounted for approximately 13% of 2002 net sales. The loss of business of one or more of these customers or buying groups may have a significant impact on the company, although no single customer accounted for more than 5% of the company's 2002 net sales. Providers, who are part of a buying group, generally make individual purchasing decisions and are invoiced directly by the company.

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

PRODUCT LIABILITY COSTS
-----------------------
The company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual aggregate policy losses of $10 million of the company's North American product liability exposure. The company also has additional layers of coverage insuring $90 million in annual aggregate losses arising from individual claims that exceed the captive insurance company policy limits. Invatection records product liability reserves based upon independent actuarial valuations. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

PRODUCT DEVELOPMENT AND ENGINEERING
-----------------------------------
Invacare is committed to continuously improving, expanding and broadening its existing product lines. Starting in 2001, new product development was given an even stronger emphasis as part of Invacare's strategy to gain market share and maintain competitive advantage. To this end, the company introduced 45 new products in 2002. The following are some of the most significant product introductions:

North America
-------------
     The Pronto(TM) Series Power Wheelchairs with SureStep(TM), including the M91(TM), the M51(TM) and the M50(TM) power wheelchairs feature center-wheel drive performance for exceptional maneuverability and intuitive driving. The M91 has high-speed motors and a 300-pound weight capacity.

     The Platinum 5 Concentrator, the workhorse of the industry in oxygen concentrators, has a top handle, filter access door, quieter operation, diagnostics memory, low flow alarm and is HomeFill(TM) II compatible.

     The HomeFill(TM) II Convenience Pack, combines an integrated pneumatic conserving device with HomeFill II cylinders in a pack that provides patients with over 4.5 hours of oxygen, yet weighs less than 4.5 pounds.

     The A4(TM) Custom Manual Wheelchair features a new super lightweight frame and a streamlined design.

     The IVC(TM) Manual Wheelchairs feature a new design that offers interchangeability of various components with the company's Tracer 9000 series. The number of frames were consolidated to 10 from 18, while offering more features, options and functionality.

     The Blue-Release Walker offers a wide, deep, stable frame at an attractive price in both junior and adult sizes. The dual blue-release mechanism provides both visual and audible "locked" cues.

     The Infinity(TM) FloGel and ViscoFoam Cushions were redesigned with reshaped contouring that enhances pelvic stability and improves pressure redistribution.

     The 3G Arrow(R) TTHD Package was introduced for the 3G Arrow, featuring a TrueTrack Heavy Duty package that delivers 40% more power and 60% more speed - up to 7.5 mph.

Australasia
-----------
Dynamic   Controls   released  the  "Shark"   wheelchair   controller  in  2002.
Additionally, various range extensions and design improvements were made to existing product lines within Australasia.

Europe
------
During  2002,  European  operations  also  introduced  several new  products and
continued  to  update  existing   products  as  required  by  the  market.   Key
introductions and updates in 2002 included:

     The Invacare(R) Action 3000(R) is the next generation of standard lightweight manual wheelchairs designed and manufactured in Europe. The Action is a modern design with improved functionality, rapid assessment and easy adjustment.

     The Invacare(R) Electra is a micro scooter designed in Europe and the Far East, manufactured in the Far East and currently sold in the United Kingdom and German markets. The Electra is compact and easily disassembles to be transported in a car trunk.

     The Invacare(R) Meteor is a large electric scooter cooperatively designed in Europe and the Far East, manufactured in the Far East and currently sold in the United Kingdom and German markets. The Meteor is primarily for outdoor use and possesses easily adjustable seating and controls for comfort and safety.

     The Invacare(R) Flamingo is a new, affordable, high feature floor lifter tested to 180kg capacity. With a superior lifting range and depth, and an enlarged leg space, the Flamingo enables easy positioning during bed, chair and floor transfers.

     The Invacare(R) Alegio is a new, affordable, and robust bed designed for the French and Southern Europe markets which was designed and manufactured by the Invacare Hong facility.

     The New Kuschall Champion(R) is a 'folding rigid' active chair with an improved and lighter-weight folding mechanism. The chair was designed for very active and independent individuals who require high performance with easy vehicle transfer.

     The Invacare(R) Action 2000 Junior is a standard lightweight chair to complete the range of pediatric manual chairs.

MANUFACTURING AND SUPPLIERS
---------------------------
The company's objective is to maintain its commitment to be the highest quality and lowest-cost manufacturer in its industry. The company believes that it is achieving this objective not only through improved product design, but also by taking a number of steps to lower manufacturing costs. The company initiated plans to close and consolidate several distribution and manufacturing operations, the cost of which was included in a charge taken in the fourth quarter of 2000. These plans were completed during 2001. In addition, during the fourth quarter of 2002, the company announced the closing of its Florida respiratory plant to be completed in the first half of 2003. The closing did not have a material impact on the company's financial results.

The company opened up a new Far East sourcing office during 2001. While the company believes that the opportunities to reduce overall costs are significant, the short-term emphasis will be on building the professional disciplines in the areas of sourcing, quality and logistics with particular focus on sourcing components and finished goods to each of the business segments.

North America / Australasia
---------------------------
The company has vertically integrated its manufacturing processes by fabricating, coating, plating and assembling many of the components of each product. The company designs and manufactures electronics for power wheelchairs, from insertion of components into printed circuit boards to final assembly and testing.

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

The manufacturing of wheelchairs, replacement parts, patient aids and home care beds consists of a variety of metal fabricating procedures, electronics production, coating, plating and assembly operations. Manufacturing of oxygen concentrators, nebulizer compressors, and seating and positioning products consists primarily of assembly operations. The company purchases raw materials, fabricated components and services from a variety of suppliers. Where appropriate, Invacare does employ long-term contracts with its suppliers, both domestically and from the Far East. In those situations in which long-term contracts are not advantageous, the company believes that its relationship with those suppliers are satisfactory and that alternative sources of supply are readily available.

Europe
------
As in other areas, manufacturing and operational issues faced in the U.S. are also present in Europe. The European operations have challenged and rationalized the mission of each European manufacturing location allowing for the realization of significant synergies and has identified areas for further cost reductions and improved efficiencies for 2003.

ACQUISITIONS
------------
During 2002, the company did not make any acquisitions. However, as a result of the company's ongoing search for opportunities, coupled with the industry trend toward consolidation, the company evaluated various acquisition opportunities in 2002. The company focuses on acquisitions intended to fulfill the following objectives:

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

In the U.S., the growth of health care costs has increased at rates in excess of the rate of inflation and as a percentage of GDP for several decades. A number of efforts to control the federal deficit have impacted reimbursement levels for government sponsored health care programs and private insurance companies often imitate changes made in federal programs. Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain and, thus, affect the product mix, pricing and payment patterns of the company's customers who are the HME providers.

In late 2000, Congress enacted legislation (the Benefits Improvement and Protection Act or BIPA) that provides several victories for the homecare and HME services industries. First, Congress provided a full restoration of the annual cost-of-living adjustment for the Durable Medical Equipment Industry (DME) for fiscal 2001 and subsequent years. This amounts to a 3.27% increase in the Medicare fee schedules for most Invacare products. BIPA provides a measure of security for home health agencies by questioning the need for a 15% reduction in fees paid for home health services. BIPA also called for a study of the way supplies and equipment are billed to Medicare when the patient is enrolled in a plan of care through a home health agency.

A final ruling implementing the consumer choice, or DME Upgrade, provision originally contained in the Balanced Budget Act of 1997 was issued on October 22, 2001. This provision makes it easier for consumers to choose more functional products than the minimally medically necessary items that Medicare previously had reimbursed patients for. Invacare anticipates this rule will have a positive impact on the sales of high-end products in every product line. The new rule was effective on January 1, 2002.

The company continues its aggressive, pro-active efforts to shape public policy that impacts home and community-based, non-acute health care. We are currently supporting legislation that would extend Medicare coverage to products such as patient lifts, bath safety products and other items designed to provide physical safety and well being. Invacare believes that these efforts give the company a competitive advantage in two ways. First, customers frequently express appreciation for our efforts on behalf of the entire industry. Second, we have the ability to anticipate and plan for changes in public policy, unlike most other HME manufacturers who must react to change after it occurs.

Congress and the new Administration once again have placed Medicare reform high on the priority list for change. Another item being discussed is prescription drug coverage. Both of these areas will provide ample opportunities to re-educate policymakers on the fact that homecare is a clinically appropriate, cost-effective and a patient preferred alternative to facility-based care. As the "graying of America" continues, homecare will play an increasingly important role in meeting the health care needs of our citizens. Invacare was a leading force in thwarting the efforts of a small number of Congressmen and Senators from changing the way Medicare reimburses providers for DME from a fee-for-service model to a nationwide competitive bidding or competitive acquisition system. This is the top priority for our customers of all sizes who have looked to Invacare for leadership on this important issue.

The Safe Medical Devices Act of 1990 and Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetics Act of 1938 (the Acts) provide for regulation by the United States Food and Drug Administration (the FDA) of the manufacture and sale of medical devices. Under the Acts, medical devices are classified as Class I, Class II or Class III devices. The company principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and record keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices must comply with product design and manufacturing controls established by the FDA. Manufacturers of all medical devices are subject to periodic inspections by the FDA. Furthermore, state, local and foreign governments have adopted regulations relating to the manufacture and marketing of health care products. Nonetheless, from time to time, the company may undertake voluntary recalls of its products to maintain ongoing customer relationships as well as its reputation for adhering to high standards of quality and safety. The company believes that it is presently in material compliance with applicable regulations promulgated by the FDA for which the failure to comply would have a material adverse effect.

BACKLOG
-------
The company generally manufactures most of its products to meet near-term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular product nor does it believe that backlog is a significant factor for its business.

EMPLOYEES
---------
As of December 31, 2002, the company had approximately 5,300 employees.

(d) Financial Information about Foreign and Domestic Operations and Export
Sales.
--------------------------------------------------------------------------
The company also markets its products for export to other foreign countries. The company had product sales in over 80 countries worldwide. For information relating to net sales, operating income and identifiable assets of the company's foreign and domestic operations, see Business Segments in the Notes to the Consolidated Financial Statements.

(e) Available Information.
--------------------------
The company files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (SEC). The public may read and copy any material that the company files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, NW, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website, www.sec.gov, that contains all reports, proxy statements and other information filed by the company with the SEC.

Invacare filings with the SEC - Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto - are available on the company's website, www.invacare.com. In addition, copies of the company's filings can be requested, free of charge, by writing to: Shareholder Relations Department, Invacare Corporation, One Invacare Way, P.O. Box 4028, Elyria, OH 44036-2125.

Item 2.  Properties.
--------------------
The company owns or leases its warehouses, offices and manufacturing facilities and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2002 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company and in the table below:

                                                     Ownership
                                                     Or Expiration        Renewal
North American Operations            Square Feet     Date of Lease        Options                  Use
-------------------------            -----------     -------------        -------                  ---
Ashland, Virginia                    36,000          September 2003       None                     Sublet

Atlanta, Georgia                     137,284         January 2005         One (3 yr.)              Warehouse and Offices

Atlanta, Georgia                     48,000          August 2006          None                     Sublet

Beltsville, Maryland                 33,329          August 2004          One (3 yr.)              Manufacturing, Offices, and
                                                                                                   Warehouse

Delta, British Columbia              6,900           January 2005         None                     Warehouse and Offices

Edison, New Jersey                   105,014         March 2005           None                     Warehouse and Offices

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

Grand Prairie, Texas                 43,754          February 2005        None                     Warehouse and Offices

Holliston, Massachusetts             57,420          August 2006          None                     Warehouse and Offices


Kirkland, Quebec                     17,010          November 2007        One (5 yr.)              Manufacturing, Warehouse and
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
                                                                                                   Offices

Obetz, Ohio                          130,377         April 2004           One (5 yr.)              Sublet

Pinellas Park, Florida               11,400          July 2005            Three (1 yr.)            Manufacturing and Offices

Rancho Cucamonga, California         35,900          June 2005            One (60 day)             Warehouse

Reynosa, Mexico                      129,690         Own                  -                        Manufacturing and Offices

                                                     Ownership
                                                     Or Expiration        Renewal
North American Operations            Square Feet     Date of Lease        Options                  Use
-------------------------            -----------     -------------        -------                  ---
Sacramento, California               26,900          May 2003             One (3 yr.)              Manufacturing, Warehouse
                                                                                                   and Offices

Sanford, Florida                     113,158         Own                  -                        Manufacturing and Offices

Sanford, Florida                     100,000         Own                  -                        Manufacturing and Offices

Santa Fe Springs, California         151,217         April 2004           One (5 yr.)              Sublet

St. Louis, Missouri                  67,500          May 2007             Two (3 yr.)              Manufacturing, Warehouse
                                                                                                   and Offices

South Bend, Indiana                  30,000          July 2003            None                     Warehouse

Spicewood, Texas                     6,500           Month to Month       None                     Manufacturing and Offices

Traverse City, Michigan              15,850          April 2003           One (3 yr.)              Manufacturing and Offices

Australasia Operations
----------------------

Adelaide, Australia                  21,668          June 2005            One (1 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Auckland, New Zealand                27,000          September 2008       Two (3 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Birmingham, United Kingdom           6,000           December 2003        None                     Warehouse and Offices

Christchurch, New Zealand            24,799          December 2004        Two (1 yr.)              Manufacturing and Offices

Christchurch, New Zealand            66,833          December 2005        Two (3 yr.)              Manufacturing and Offices

Melbourne, Australia                 19,629          July 2004            One (2 yr.)              Manufacturing and Offices

Napier, New Zealand                  15,490          Month to Month       None                     Warehouse and Offices

North Olmsted, Ohio                  2,280           October 2003         One (5 yr.)              Warehouse and Offices

Sydney, Australia                    2,700           February 2004        None                     Warehouse and Offices


European Operations
-------------------

Allschwil, Switzerland               36,000          Own                  -                        Manufacturing and Offices

Bad Oeynhausen, Germany              78,000          December 2003        One (2 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Bergen, Norway                       1,000           May 2004             One (5 yr.)              Warehouse and Offices

Bridgend, Wales                      131,522         Own                  -                        Manufacturing and Offices

Brondy, Denmark                      16,142          December 2003        One (1 yr.)              Warehouse and Offices

                                                     Ownership
                                                     Or Expiration        Renewal
European Operations                  Square Feet     Date of Lease        Options                  Use
-------------------------            -----------     -------------        -------                  ---

Dio, Sweden                          107,600         Own                  -                        Manufacturing and Offices

Ede, The Netherlands                 13,500          May 2009             One (5 yr.)              Warehouse and Offices

Girona, Spain                        13,600          November 2004        One (1 yr.)              Warehouse and Offices

Gland, Switzerland                   4,306           September 2007       None                     Offices

Goteberg, Sweden                     7,500           September 2003       None                     Warehouse and Offices

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

Loppem, Belgium                      6,000           December 2005        One (5 yr.)              Warehouse and Offices

Landskrona, Sweden                   3,099           August 2003          None                     Warehouse

Oporto, Portugal                     27,800          November 2003        None                     Manufacturing, Warehouse and
                                                                                                   Offices

Oskarshamn, Sweden                   3,551           December 2004        None                     Warehouse

Oslo, Norway                         30,650          September 2006       None                     Manufacturing, Warehouse and
                                                                                                   Offices

Rehme, Germany                       43,000          December 2003        One (1 yr.)              Warehouse

Saeby, Denmark                       87,425          Own                  -                        Warehouse

Spanga, Sweden                       3,228           October 2004         One (1 yr.)              Warehouse and Offices

Spanga, Sweden                       16,140          Own                  -                        Warehouse and Offices

Tours, France                        86,000          November 2007        None                     Manufacturing

Trondheim, Norway                    3,000           December 2004        One (3 yr.)              Services and Offices

Item 3.  Legal Proceedings.
--------------------------
In the ordinary course of its business, Invacare is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All of the product liability lawsuits have been referred to the company's insurance carriers and are being contested vigorously. Coverage territory is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. Management does not believe that the outcome of any of these actions will have a material adverse effect upon its business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
Not applicable.

Executive Officers of the Registrant.*
--------------------------------------
The following table sets forth the names of the executive officers and certain other key employees of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name                                           Age               Position
---------------------                          ---               --------------------------------------------------------------
A. Malachi Mixon, III                          62                Chairman of the Board of Directors and Chief Executive Officer

Gerald B. Blouch                               56                President, Chief Operating Officer and Director

Gregory C. Thompson                            47                Senior Vice President and Chief Financial Officer

Joseph B. Richey, II                           66                President - Invacare Technologies, Senior Vice
                                                                 President - Electronics and Design Engineering
                                                                 and Director

Louis F.J. Slangen                             55                Senior Vice President - Sales & Marketing

Thomas Kroeger                                 53                Senior Vice President - Human Resources

Kenneth A. Sparrow                             55                President - Invacare Europe

Neal J. Curran                                 45                Vice President - Engineering and Product Development

Michael A. Perry                               48                Vice President - Distributed Products

Bridget Miller                                 55                Vice President - General Counsel

Hugh L. Martyn                                 44                Managing Director - Australasia

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

Gregory C. Thompson was named Senior Vice President and Chief Financial Officer in November 2002. Before coming to Invacare, Mr. Thompson served as Senior Vice President and Chief Financial Officer of Sensormatic Electronics Corporation, a global manufacturer of electronic security products, from October 2000 to January 2002 and was Vice President and Controller from February 1997 to October 2000. Previously, Mr. Thompson was Vice President and Corporate Controller for Wang Laboratories from August 1994 to February 1997 and Assistant Corporate Controller from October 1990 to August 1994.

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

Thomas Kroeger joined Invacare as Senior Vice President - Human Resources in May 2001. Before coming to Invacare, Mr. Kroeger was the Executive Vice President - Organization and People for Office Depot, the world's largest seller of office products, from July 1997 until April 2001 and Corporate Vice President - Human Resources for The Sherwin-Williams Company from October 1987 to July 1997.

OPERATING OFFICERS
------------------
Kenneth A. Sparrow was named President - Invacare Europe in September 2001. Previously, Mr. Sparrow was Managing Director of Australasia from January 1998 to September 2001. Before coming to Invacare, Mr. Sparrow was General Manager of Operations for the Lyttelton Port Company from December 1995 to January 1998 and Divisional General Manager for Skellerup Industries from July 1992 to November 1995.

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

Michael A. Perry was named Vice President of Distributed Products in November of 1998. Previously, Mr. Perry was General Manager of Account Services, Vice
President of National Accounts, Vice President of Retail Sales and Vice President of Clinical Application Consumer Marketing since 1995. In 1994, Mr. Perry served as Area Vice President of Sales.

Bridget A. Miller was named Vice President and General Counsel in November 2002, after serving as Acting General Counsel from May 2002 until November 2002. Mrs. Miller has been with the company since July 1993 and has previously served as Assistant General Counsel from July 1998 to November 2002, Staff Counsel from July 1994 to July 1998 and Corporate Risk Manager since joining Invacare in 1993. She is licensed to practice law in the State of Ohio.

Hugh L. Martyn was named Managing Director of Australasia in September 2001. Previously, Mr. Martyn was Chief Executive Officer of Dynamic Controls Unlimited, a wholly owned subsidiary of Invacare Corporation, from September 1998 to September 2001. Prior to this, Mr. Martyn was the Managing Director of Whisper-Tech Limited from December 1997 to September 1998, and the General Manager, Country Fare Bakeries (Christchurch, NZ) Ltd. from September 1996 to December 1997.

* The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.


                                     PART II
                                     -------
Item 5. Market for  Registrant  Common Equity and Related  Stockholder  Matters.
--------------------------------------------------------------------------------
Invacare Common Shares, without par value, began trading on the New York Stock Exchange (NYSE) under the symbol IVC on June 25, 1999. Prior to listing the Common Shares on the NYSE, the Common Shares were included for trading and quotation on the NASDAQ National Market System under the symbol IVCR. Ownership of the company Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The approximate number of record holders of the company Common Shares and Class B Common Shares at February 27, 2003 was 5,450 and 29, respectively. The closing sale price for the Common Shares on February 27, 2003 as reported by NYSE, was $30.95. The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares in each of the two most recent fiscal years are as follows:

                                2002                2001
                                ----                ----
       Quarter Ended:      High       Low      High       Low
       -------------     ------    ------    ------    ------
       December 31       $34.85    $30.59    $38.84    $28.91
       September 30       36.40     29.28     40.98     35.16
       June 30            39.80     33.86     40.00     34.20
       March 31           37.59     31.98     39.52     31.38

During 2002 and 2001, the Board of Directors declared dividends of $.05 per Common Share and $.045 per Class B Common Share. For information regarding limitations on the payment of dividends in the company loan and note agreements, see Long Term Debt in the Notes to the Consolidated Financial Statements. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.

Information regarding the securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth under the captions Compensation of Executive Officers and Compensation of Directors in the company definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the SEC not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

Item 6.  Selected Financial Data
--------------------------------

                                              2002             2001*          2000         1999**            1998
                                              ----             ----           ----         ----              ----
                                                        (In thousands, except per share and ratio data)
Earnings
Net Sales                                $1,089,161      $1,053,639     $1,013,162      $882,774         $801,189
Net Earnings ***                             64,770          35,190         59,911        41,494           45,792
Net Earnings per Share - Basic                 2.10            1.15           1.99          1.38             1.53
Net Earnings per Share -
    Assuming Dilution                          2.05            1.11           1.95          1.36             1.50
Dividends per Common Share                   .05000          .05000         .05000        .05000           .05000
Dividends per Class B Common Share           .04545          .04545         .04545        .04545           .04545

                                               2002            2001*          2000          1999**           1998
                                               ----            ----           ----          ----             ----
Balance Sheet
Current Assets                             $398,812        $428,401       $432,408      $418,620         $336,742
Total Assets                                906,703         914,537        951,855       955,285          738,756
Current Liabilities                         167,453         167,453        197,387       173,119          130,780
Working Capital                             231,359         260,948        235,021       245,501          205,962
Long-Term Debt                              234,134         342,724        384,316       440,795          311,260
Shareholders' Equity                        480,312         381,550        349,773       318,872          280,888

Other Data
Research and Development
   Expenditures                             $17,934         $17,394        $16,231       $15,534          $12,980
Capital Expenditures, net of
   Disposals                                 19,718          19,486         26,268        32,155           39,505
Depreciation and Amortization                26,638          33,448         31,469        25,978           23,754

Key Ratios
Return on Sales                                5.9%            3.3%           5.9%          4.7%             5.7%
Return on Average Assets                       7.1%            3.8%           6.3%          4.9%             7.2%
Return on Beginning
   Shareholders' Equity                       17.0%           10.1%          18.8%         14.8%            19.4%
Current Ratio                                 2.4:1           2.6:1          2.2:1         2.4:1            2.6:1
Debt-to-Equity Ratio                           .5:1            .9:1          1.1:1         1.4:1            1.1:1

     * Reflects non-recurring and unusual charge of $31,950 ($25,250 after tax or $.80 per share assuming dilution).
     ** Reflects non-recurring and unusual charge of $14,800 ($9,028 after tax or $.29 per share assuming dilution).
     *** Amortization of goodwill ceased in 2002, net earnings for prior years includes amortization expense of $8,972 in 2001, $8,899 in 2000, $7,258 in 1999 and $6,332 in 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------
2002 Versus 2001

Reclassifications. The following Management's Discussion and Analysis of Financial Condition and Results of Operations reflect certain reclassifications made to the prior years' consolidated financial statements to conform to the presentation used for the year ended December 31, 2002.

Non-recurring and Unusual Items. The review of results that follows excludes the impact of the non-recurring and unusual items recorded in 2001. In 2001, the company recorded a fourth quarter non-cash charge of approximately $31,950,000 ($25,250,000 after tax) to reserve the value of certain investments and notes receivable. The decline in value of these investments was determined to be other than temporary due in part to the economic decline and tightening of the capital markets which made obtaining the additional funding that these entities require difficult.

Net Sales. Consolidated net sales for 2002 increased 3% for the year with net sales increasing in all business segments on a reported basis. Excluding the impact of foreign currency, North America and Europe achieved sales gains of 3% and 2%, while Australasian sales declined 8%. The overall growth was primarily driven by new product introductions.

North American Operations

North American net sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, scooters and seating), Standard (manual wheelchairs, personal care, bed products, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products grew 4% over the prior year, adjusting for the exit of two product lines with currency translation having no material impact.

For the year, net sales of Rehab products increased by 9% driven by the continued strengthening in sales of consumer power products introduced during 2002. Net sales of distributed products increased by 15%. However, standard and respiratory product net sales were down 4% and 7%, respectively, or 2% and 5%, respectively, adjusting for the exit of two product lines. The standard products net sales decline is primarily due to pricing pressure from low cost imports from the Far East, the company's exit from the lift out chair product line, and slow transition by customers to the new standard wheelchair product line introduced in the fourth quarter. The decline in respiratory net sales was driven by slow purchases by national accounts and the company's exit from the liquid oxygen product line. With reimbursement and economic uncertainty, many dealers have limited their purchases of replacement products for their rental fleets in order to preserve cash.

Other products, consisting primarily of the company's Canadian and aftermarket parts businesses, had a 3% net sales decrease for the year primarily as a result of volume increases.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and Invacare New Zealand, a distribution business. Net sales for the Australasia group increased 1% from the prior year. Excluding the impact of foreign exchange, net sales decreased 8% for the year. The decrease was the result of volume declines, primarily in the company's Dynamic Controls subsidiary. Weak global economic conditions tend to have a more significant impact on this business than the other businesses of the company.

European Operations

European net sales improved 7% over the prior year, including a 5% positive impact from foreign currency translation. Sales growth was driven by volume increases in power wheelchairs, manual wheelchairs, high-action wheelchairs, patient aids and scooters.

Gross Profit. Consolidated gross profit as a percentage of net sales was 30.1% in 2002 and 30.2% in 2001. Margins remained flat as the company was able to offset unfavorable product mix and pricing pressures with improved manufacturing performance.

North American gross profit from operations as a percentage of net sales was 29.9% in 2002 versus 30.6% in 2001. The decrease was primarily attributable to a shift towards lower margin product lines (distributed, respiratory, and consumer power products) and higher freight and warranty costs.

Gross profit in Australasia was down by 3.9 percentage points from last year. The decline was due principally to volume declines in core markets and an increase in mix towards lower margin products, which was partially offset by manufacturing cost reductions.

Gross profit in Europe as a percentage of net sales improved 2.4 percentage points from the prior year. The improvement is attributable to a shift in product mix towards higher margin products, outsourcing projects that improved the European cost position and favorable currency translation.

Selling, General and Administrative. Consolidated selling, general and administrative expenses as a percentage of net sales were 20.2% in 2002 and 18.6% in 2001. The overall dollar increase was $24,722,000 or 13% with currency translation increasing selling, general and administrative costs by approximately $1,970,000 or 1%. The increase is primarily in North America and the result of continued investment in marketing and branding programs being implemented to drive future growth, higher employee benefit costs, increased investment in additional headcount, additional provision for bad debts and significant increases in insurance costs largely due to general market conditions.

North American operations selling, general and administrative expenses as a percentage of net sales increased 18% or $24,352,000 compared to 2001. As noted above, this increase is primarily in marketing and branding programs, additional provision for bad debt, higher employee benefit costs and significant increases in insurance costs.

Australasia operations selling, general and administrative expenses decreased approximately 25% from the prior year. The overall dollar decline between years was $1,883,000 despite foreign currency increasing the expense by $458,000. The decline was due to tight expense controls.

European operations selling, general and administrative expenses increased $2,284,000 or 5% from the prior year. European selling, general and administrative expenses were negatively impacted by foreign currency translation, which increased selling, general and administrative expenses reported in dollars by $1,581,000. The remaining increase was due to increased systems costs and depreciation expense.

Interest. Interest expense decreased to $15,122,000 in 2002 from $22,764,000 in 2001, representing a 34% decrease. This decrease was attributable to the reduction in borrowings outstanding under the company's revolving credit facility and also a reduction in borrowing costs due to the low interest rate environment. The company's debt-to-equity ratio decreased to .5:1 as of December 31, 2002 from .9:1 as of the end of the prior year. Interest income decreased in 2002 to $4,550,000 from $7,303,000 in the prior year, representing a 38% decrease. The decrease is a direct result of the minimal amount of new installment contracts that were written internally. Interest income primarily represents loan origination fees received from De Lage Landen Inc. (DLL). Since December 2000, Invacare customers primarily utilize the third-party financing arrangement with DLL, a subsidiary of Rabo Bank of the Netherlands, to provide financing.

Income Taxes. The company had an effective tax rate of 32.9% in 2002 compared to 38.5% in 2001, excluding the effects of the unusual and non-recurring charge recorded in 2001. The effective rate for 2001 including the unusual and non-recurring charge was 47% as a result of the valuation reserve recorded in the fourth quarter of 2001, which was not entirely deductible for tax purposes due to limitations on capital losses. The lower effective tax rate for 2002 is primarily due to the change in accounting for goodwill. See Income Taxes and Non-Recurring and Unusual Items in the Notes to Consolidated Financial Statements for further discussion of these items.

Research and Development. The company continues to increase its research and development activities to maintain its competitive advantage. While the competitive environment requires that research and development expenditures be focused on the cost reduction of products while increasing functionality and reliability, the company continues to dedicate dollars to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, increased to $17,934,000 in 2002 from $17,394,000 in 2001. The expenditures, as a percentage of net sales, were 1.6% in 2002 and 1.7% in the prior year.

2001 Versus 2000

Non-recurring and Unusual Items. The review of results that follows excludes the impact of the non-recurring and unusual items recorded in 2001 and 2000. In 2001, the company recorded a fourth quarter non-cash charge of approximately $31,950,000 ($25,250,000 after tax) to reserve the value of certain investments and notes receivable. The decline in value of these investments was determined to be other than temporary due in part to the recent economic decline and tightening of the capital markets which has made obtaining the additional funding that these entities require difficult.

In 2000, as a result of repaying EURO and DKK denominated debt, the company realized a non-recurring pre-tax foreign currency gain of approximately $20,130,000. The gain was offset by charges in the fourth quarter aggregating $8,700,000 related primarily to closing two distribution centers and a manufacturing plant ($3,700,000), severance costs due to staff reductions (nine individuals) primarily at the corporate office ($1,000,000) and costs associated with the settlement of litigation ($4,000,000). In addition, during the fourth quarter of 2000, the company also increased its bad debt reserve impacting selling, general and administrative expenses by approximately $8,000,000. All initiatives for which charges were reported have been completed.

Net Sales. Consolidated net sales for 2001 increased 4% for the year despite a 2% negative impact from foreign currency translation. Net sales increased in all three business segments excluding currency translation. Net sales gains were lower than last year primarily due to the slowing economy and tightening of the credit markets. Growth also was impacted by the economic shock and market uncertainty resulting from the September terrorist attacks. However, the company believes its net sales grew faster than the overall industry, resulting in market share gains. This net sales growth was due in part to additional marketing and branding programs and its cost-effective "Total One Stop Shopping(sm)" distribution system that is supported by the company's broad range of products and services.

North American Operations

North American net sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, seating and scooters), Standard (manual wheelchairs, personal care, bed products, patient transport and low air loss therapy), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, liquid oxygen, aerosol therapy, sleep and associated respiratory) and Distributed (ostomy, incontinence, wound care and other medical supplies) products grew 5% over the prior year excluding the negative impact of currency translation. All major product lines showed growth for the year. The largest gains were recorded in Continuing Care, Respiratory, and Rehab product lines primarily due to the increased unit volumes of these products. Distributed net sales increased approximately 5% over the prior year.

Other products, consisting primarily of the company's Canadian and aftermarket parts businesses, had a 5% net sales increase for the year primarily as a result of volume increases.

Australasia Operations

The Australasia products group consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and Invacare New Zealand, a distribution business. Net sales for the Australasia group increased $10,134,000 or 30% from the prior year. Excluding the impact of foreign exchange, net sales increased 41% for the year. The increase was the result of continued expansion into the market, with volume increases in Standard wheelchairs and Respiratory products.

European Operations

European net sales improved 4% over the prior year, excluding a 5% negative impact from foreign currency translation. European sales were less than expected due to reimbursement pressure in key markets throughout the year and the weak Euro. Net sales growth was driven by volume increases in Patient Aids, Homecare Beds and Patient Transport product lines.

Gross Profit. Consolidated gross profit as a percentage of net sales was 30% in 2001 and 31% in 2000, primarily due to product mix, pricing pressures and the decline in the Euro. Continued productivity improvements and cost reduction activities partially offset these negative impacts.

North American gross profit from operations as a percentage of net sales was flat as a result of depressed margins due to pricing pressures in the Supplies business which was offset by productivity improvements and cost reduction activities realized in the North American plants.

Gross profit in Australasia as a percentage of net sales was down by one percent from last year. A negative impact from foreign currency was offset by continued cost reduction activities.

Gross profit in Europe as a percentage of net sales declined by two percentage points from prior year. The decline is primarily attributable to the unfavorable impact of both product and country mix, unfavorable pricing particularly in the beds and power wheelchair product lines, the negative impact of the Euro and rising freight costs.

Selling, General and Administrative. Consolidated selling, general and administrative expenses as a percentage of net sales were approximately 19% in 2001 and 2000. The overall dollar increase was $2,031,000 or 1% with currency translation decreasing selling, general and administrative costs by approximately $3,668,000 or 2%. The minimal increase is the result of administrative cost control and the utilization of activity-based budgeting aimed at allocating expense dollars to the programs that most effectively support the company's business strategy.

North American operations selling, general and administrative expenses as a percentage of net sales increased 2% or $3,005,000 compared to 2000.

Australasia operations selling, general and administrative expenses decreased approximately 8% from the prior year. The overall dollar decline between years was $702,000 primarily due to the strong dollar, which reduced the expense by $590,000.

European operations selling, general and administrative expenses increased $265,000 or 1% from the prior year. European selling, general and administrative expenses were positively impacted by continued cost containment initiatives and the strong dollar, which reduced selling, general and administrative expenses reported in dollars by $2,803,000.

Interest. Interest income decreased in 2001 to $7,303,000 from $7,807,000 in the prior year, representing a 7% decrease. The decrease was primarily due to a 37% decrease in installment sales volume booked in 2001, partially offset by loan origination fees received on new business written as a result of our third-party financing arrangement with DLL, a subsidiary of Rabo Bank of the Netherlands. Interest expense decreased to $22,764,000 in 2001 from $27,853,000 in 2000, representing an 18% decrease. This decrease was attributable to the declining interest rate environment throughout 2001, in conjunction with a decrease in our average borrowing outstanding under our revolver facility. The company's debt-to-equity ratio decreased to .9:1 as of December 31, 2002 from 1.1:1 as of the end of the prior year.

Income Taxes. The company had an effective tax rate of 38.5% in 2001 compared to 39.0% in 2000, excluding the effects of the unusual and non-recurring charge recorded in 2001. The effective rate for 2001 including the unusual and non-recurring charge was 47% as a result of the valuation reserve recorded in the fourth quarter of 2001 which was not entirely deductible for tax purposes due to limitations on capital losses. See Income Taxes and Non-Recurring and Unusual Items in the Notes to Consolidated Financial Statements for further discussion of these items.

Research and Development. The company continues to increase its research and development activities to maintain its competitive advantage. While the competitive environment requires that research and development expenditures be focused on the cost reduction of products while increasing functionality and reliability, the company continues to dedicate dollars to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are recorded in costs of products sold, increased to $17,394,000 in 2001 from $16,231,000 in 2000. The expenditures, as a percentage of net sales, increased to 1.7% from 1.6% in the prior year.

INFLATION
---------
Although the company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The company attempts to minimize or offset the effects through increased sales volume, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures. In 2002 and 2001, the company was able to offset the majority of the impact of price increases from suppliers by productivity improvements and other cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Consolidated Financial Statements) and working capital management. The company maintains various bank lines of credit to finance its worldwide operations. In 2001, the company completed a $325,000,000 multi-currency, long-term revolving credit agreement which expires on October 17, 2006 and a $100,000,000 364-day facility, renewed in 2002, which expires on October 15,

2003, or such later dates as mutually agreed upon by the company and the banks. Additionally, the company maintains various other demand lines of credit totaling a U.S. dollar equivalent of approximately $8,378,000 as of December 31, 2002. The lines of credit along with cash generated from operations have been and will continue to be used to fund the company's domestic and foreign working capital, capital expenditures and acquisition requirements. As of December 31, 2002, the company had approximately $307,604,000 available under its various lines of credit, excluding debt covenant restrictions.

The company's borrowing arrangements contain covenants with respect to, among other items, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company's bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements. Under the most restrictive covenant of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $209,457,000 as of December 31, 2002.

While there is general concern about the potential for rising interest rates, exposure to interest fluctuations is manageable given that a portion of the debt is at fixed rates through 2004. In addition, the ability to utilize interest rate swaps to fix a higher percentage of the company's debt coupled with free cash flow should allow Invacare to absorb the expected modest rate increases in the months ahead without any material impact on our liquidity or capital resources. As of December 31, 2002, the weighted average floating interest rate on U.S. borrowings was 3.66%.

CAPITAL EXPENDITURES
--------------------
There are no individually material capital expenditure commitments outstanding as of December 31, 2002. The company estimates that capital investments for 2003 will be approximately $28,000,000. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS
----------
Cash flows provided by operating activities were $124,181,000 in 2002, compared to $54,222,000 last year. The increase is due primarily to changes in working capital accounts. Improvements in accounts receivable collections and inventory turns as well as better cash management regarding accounts payable were principally responsible for the increase in operating cash flows.

Cash flows required for investing activities were comparable to 2001, decreasing slightly by $829,000. Net property and equipment activity was relatively unchanged compared to the prior year while cash received from installment sales contracts decreased significantly due to the fact that the company no longer enters into new installment contracts as a result of its third party financing arrangement with DLL.

Cash flows used for financing activities in 2002 were $120,157,000, compared to $34,127,000 in 2001. The increase in cash used was principally a result of the company using cash flows generated during the year to decrease its debt in 2002 by approximately $123,070,000 compared to $33,985,000 in 2001. In addition to acquisition activities, the effect of foreign currency translation results in amounts being shown in the Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY
---------------
It is the company's policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $.05 per Common Share and $.045 per Class B Common Share. It is not anticipated that this will change materially as the company continues to have available significant growth opportunities through internal development and acquisitions. For 2002, dividends of $.05 per Common Share and $.045 per Class B Common Share were declared and paid.

NON-RECURRING AND UNUSUAL ITEMS
-------------------------------
In 2001, the company recorded a fourth quarter non-cash charge of approximately $31,950,000 ($25,250,000 after tax) to reserve the value of certain investments and notes receivable. The decline in value of these investments was determined to be other than temporary due in part to the recent economic decline and tightening of the capital markets which has made obtaining the additional funding that these entities require difficult.

In 2000, as a result of repaying EURO and DKK denominated debt, the company realized a non-recurring pre-tax foreign currency gain of approximately $20,130,000. The gain was offset by charges in the fourth quarter aggregating $8,700,000 related primarily to closing two distribution centers and a manufacturing plant ($3,700,000), severance costs due to staff reductions (nine individuals) primarily at the corporate office ($1,000,000) and costs associated with the settlement of litigation
($4,000,000). The entire amount of these charges have been utilized in accordance with their initial designation. In addition, during the fourth quarter of 2000, the company also increased its bad debt reserve impacting selling, general and administrative expenses by approximately $8,000,000.

CRITICAL ACCOUNTING POLICIES
----------------------------
The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Allowance for Uncollectible Accounts Receivable
Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the company's receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, are ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the company has seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts is based primarily on management's evaluation of the financial condition of the customer. In addition, as a result of the third party financing arrangement with DLL, management monitors the collection status of these contracts in accordance with the company's limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts.

Inventories and Related Allowance for Obsolete and Excess Inventory
Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales.

Goodwill, Intangible and Other Long-Lived Assets
Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. As a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets in 2002, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests in accordance with the Statement. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company completed the required initial analysis of goodwill as of January 1, 2002 as well the annual impairment test in the fourth quarter of 2002. The results of these analyses indicated no impairment of goodwill.

Product Liability
The company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures individual losses up to $10 million and annual aggregate policy losses of $10 million of the company's domestic product liability exposure. The company also has additional layers of coverage insuring $90 million in annual aggregate losses arising from individual claims that exceed the captive insurance company policy limits. Invatection records product liability reserves for both known claims and incurred but not reported claims based upon independent actuarial valuations. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at an affordable rate.

Warranty
Generally, the company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. See Current Liabilities in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual.

Accounting for Stock-Based Compensation
The company accounts for options under its stock-based compensation plans using the intrinsic value method proscribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant; thus, no compensation cost has been reflected in the Consolidated Statement of Earnings for these options. In addition, restricted stock awards have been granted without cost to the recipients and are being expensed on a straight-line basis over the vesting periods. If the company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation for all stock options granted, net earnings per share assuming dilution would have been reduced by $.15 in 2002, $.14 in 2001 and $.13 in 2000.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides guidance for those companies wishing to voluntarily change to the fair value based method of accounting for stock-based compensation. The statement also amends the disclosure requirements of SFAS No. 123. While Invacare continues to utilize the disclosure-only provisions of SFAS No. 123, the company has modified its disclosures to comply with the new statement. See the company's Accounting Policies and Shareholders' Equity Transactions in the Notes to the Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In June 2002, the FASB issued SFAS No. 146, Accounting for the Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this Statement, which is effective for exit or disposal activities that are initiated after December 31, 2002, are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk.
--------------------------------------------------------------------
The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 2001 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,852,000. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

PRIVATE SECURITIES LITIGATION REFORM ACT
----------------------------------------
The statements contained in this Form 10-K constitute forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "achieve," "increase," "plan," "can," "expect," "pursue," "benefit," "continue," "exceed," "improve," "believe," "estimate," "anticipate," "build," "strengthen," "new," "lower," "drive," "seek," "hope," and "create," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues including those that affect the viability of customer, the ability to design, manufacture and distribute new products with higher functionality and lower costs and the ability to accelerate market acceptance of and transition to new products, the effect of offering customers competitive financing terms, Invacare's ability to effectively identify, acquire and integrate acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions, the timely and efficient completion of facility consolidations, the vagaries of any litigation or regulatory investigations that the company may be or become involved in at any time, the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions, foreign currency and interest rate risk, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. The company undertakes no obligation to update any of the forward-looking or other information contained herein.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
Reference is made to the Report of Independent Auditors, Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule which appear on pages FS-1 to FS-22 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------
None.

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
The information required by Item 10 as to the directors of the company is incorporated herein by reference to the information set forth under the caption Election of Directors in the company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company fiscal year pursuant to Regulation 14A. Information required by Item 10 as to the executive officers of the company is included in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation.
---------------------------------
The information required by Item 11 is incorporated by reference to the information set forth under the captions Compensation of Executive Officers and Compensation of Directors in the company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company fiscal year pursuant to Regulation 14A.

Item. 12. Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------
The information required by Item 12 is incorporated by reference to the information set forth under the caption Share Ownership of Principal Holders and Management in the company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company's fiscal year pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------
The information required by Item 13 is incorporated by reference to the information set forth under the caption Compensation Committee Interlocks and Insider Participation in the company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the company fiscal year pursuant to Regulation 14A.

Item 14.  Controls and Procedures.
----------------------------------
As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of December 31, 2002 in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes subsequent to December 31, 2002 and prior to the date of this filing in the company's internal controls or in other factors that could significantly affect internal controls.

                                     PART IV
                                     -------
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a)(1) Financial Statements
--------------------------------------------------------------------------------
The following financial statements of the company are included in Part II, Item
8:

     Consolidated Statement of Earnings - years ended December 31, 2002, 2001 and 2000

     Consolidated Balance Sheet - December 31, 2002 and 2001

     Consolidated Statement of Cash Flows - years ended December 31, 2002, 2001, and 2000

     Consolidated Statement of Shareholders' Equity - years ended December 31, 2002, 2001, and 2000

     Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules
--------------------------------------
     The following  financial  statement  schedule of the company is included in
     Part II, Item 8:

     Schedule II - Valuation and Qualifying Accounts

     All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3)   Exhibits.
------------------
     See Exhibit Index at page number I-29 of this Report on Form 10-K.

(b) Reports on Form 8-K.
------------------------
     An 8-K was filed on October 16, 2002 under Item 5, Other Events. The filing included a 364-day credit renewal agreement dated October 16, 2002 which was filed as exhibit 10(u).

     An 8-K was filed on October 28, 2002 under Item 5, Other Events. The filing contained Invacare Corporation's news release dated October 24, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 10, 2003.

                                           INVACARE CORPORATION

                                  By:  /S/ A. Malachi Mixon, III
                                           ----------------------
                                           A. Malachi Mixon, III
                                           Chairman of the Board of
                                           Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 7, 2003.

Signature                                 Title
---------                                 --------------------------------------

/s/A. Malachi Mixon, III                  Chairman of the Board of Directors and
------------------------------------      Chief Executive Officer
A. Malachi Mixon, III                     (Principal Executive Officer)

/s/Gerald B. Blouch                       President, Chief Operating Officer and
------------------------------------      Director
Gerald B. Blouch

/s/Gregory C. Thompson                    Senior Vice President and Chief
------------------------------------      Financial Officer
Gregory C. Thompson                       (Principal Financial and Accounting
                                           Officer)

/s/James C. Boland                        Director
------------------------------------
James C. Boland

/s/Michael F. Delaney                     Director
------------------------------------
Michael F. Delaney

/s/Whitney Evans                          Director
------------------------------------
Whitney Evans

/s/Bernadine P. Healy, M.D.               Director
------------------------------------
Bernadine P. Healy, M.D.

/s/John R. Kasich                         Director
------------------------------------
John R. Kasich

/s/Dan T. Moore, III                      Director
------------------------------------
Dan T. Moore, III

/s/E. P. Nalley                           Director
------------------------------------
E. P. Nalley

/s/Joseph B. Richey, II                   Director
------------------------------------
Joseph B. Richey, II

/s/William M. Weber                       Director
------------------------------------
William M. Weber

                                 CERTIFICATIONS

I, Gregory C. Thompson, certify that:

     1.   I  have   reviewed  this  annual  report  on  Form  10-K  of  Invacare
          Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

          b).  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c). presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                        INVACARE CORPORATION



                                                     By:/s/Gregory C. Thompson
                                                        -----------------------
                                                        Gregory C. Thompson
                                                        Chief Financial Officer

Date:  March 10, 2003

                                 CERTIFICATIONS

I, A. Malachi Mixon, III, certify that:

     1.   I  have   reviewed  this  annual  report  on  Form  10-K  of  Invacare
          Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

          b).  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c). presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                     INVACARE CORPORATION



                                                     By:/S/A. Malachi Mixon, III
                                                        ------------------------
                                                        A. Malachi Mixon, III
                                                        Chief Executive Officer

Date:  March 10, 2003

                              INVACARE CORPORATION
        Report on Form 10-K for the fiscal year ended December 31, 2002.

                                  Exhibit Index
Official                                                                                                              Sequential
Exhibit No         Description                                                                                        Page No.
----------         -----------                                                                                        --------
3(a)          -    Amended and Restated Articles of Incorporation, as amended through February 2, 1996                (A)

3(b)          -    Code of Regulations, as amended on May 22, 1996                                                    (B)

4(a)          -    Specimen Share Certificate for Common Shares, as revised                                           (C)

4(b)          -    Specimen Share Certificate for Class B Common Shares                                               (C)

4(c)          -    Rights agreement between Invacare Corporation and Rights Agent dated as of July 7, 1995            (D)

10(a)         -    Stock Option Plan, adopted in February 1984                                                        (E)*

10(b)         -    Amendment to Stock Option Plan, adopted in May 1987                                                (F)*

10(c)         -    Amendment to Stock Option Plan, adopted in May 1988                                                (G)*

10(d)         -    Amendment to Stock Option Plan, adopted in May 1991                                                (H)*

10(e)         -    Assignment  of Patent  Application  and  License of  Know-how  dated  January  14,  1981,  and an  (I)
                   amendment  thereto dated October 12, 1981, with respect to certain royalty payments to be made to the former owners of the company's home care bed subsidiary

10(f)         -    Agreement between Invacare Corporation and Weber, Wood, Medinger, Inc.                             (J)

10(g)         -    Note  Agreement  dated  February 1, 1993 among  Invacare  Corporation  and five  purchasers of an  (K)
                   aggregate of $25,000,000, 7.45% Senior Notes due February 1, 2003

10(h)         -    Amendments to Stock Option Plan adopted in May 1992                                                (L)*

10(i)         -    1992 Non-Employee Directors Stock Option Plan adopted in May 1992                                  (M)

10(j)         -    Deferred Compensation Plan for Non-Employee Directors, adopted in May 1992                         (N)

10(k)         -    Invacare Corporation 1994 Performance Plan approved January 28, 1994                               (O)*

10(l)         -    First Amendment to Note Agreement among Invacare  Corporation and five purchasers of Senior Notes  (P)
                   dated March 20, 1997

10(m)         -    Loan Agreement by and among Invacare Corporation, the Banks, certain borrowing subsidiaries,  the  (Q)
                   Banks named  therein,  NBD Bank,  as agent for the Banks and  KeyBank  National  Association,  as co-agent for the Banks

10(n)         -    Agreement and Plan of Merger, dated December 17, 1997, between Invacare Corporation, Inva          (R)
                   Acquisition Corp. and Invacare Supply Group, formerly Suburban Ostomy Supply Company, Inc.

10(o)         -    Note Purchase Agreement dated as of February 27, 1998 for $80,000,000 6.71% Series A Senior
                   Notes Due February 27, 2008 and $20,000,000 6.60% Series B Senior Notes Due February               (S)
                   27, 2005

10(p)         -    Amendment No. 1 to the Invacare Corporation 1994 Performance Plan approved May 28, 1998.           (T)

10(q)         -    Amendment No. 2 to the Invacare Corporation 1994 Performance Plan approved May 24, 2000.           (U)

Official                                                                                                              Sequential
Exhibit No         Description                                                                                        Page No.
----------         -----------                                                                                        --------

10(r)         -    Five-Year  Credit  Agreement  between  Invacare  Corporation  and  Subsidiaries,  the banks named  (V)
                   therein, Bank One, as agent for the banks, dated October 17, 2001.

10(s)         -    364-Day Credit Agreement between Invacare Corporation and Subsidiaries,  the banks named therein,  (W)
                   Bank One, as agent for the banks, dated October 17, 2001.

10(t)         -    Invacare Retirement Savings Plan, effective January 1, 2001                                        (X)

10(u)         -    364-Day Credit Renewal Agreement dated October 16, 2002                                            (Y)

10(v)**       -    Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and Schedule of all such agreements with current executive officers

10(w)**       -    Form of Indemnity  Agreement entered into by and between the company and certain of its Directors and executive  officers and Schedule of all such Agreements with current  Directors and executive officers

10(x)**       -    Employment Agreement entered into by and between the company and Chief Financial Officer

10(y)**       -    Employment Agreement entered into by and between the company and Chief Operating Officer

21            -    Subsidiaries of the company

23            -    Consent of Independent Auditors

99(a)         -    Executive Liability and Defense Coverage Insurance Policy                                          (C)

99(b)         -    Supplemental Executive Retirement Plan                                                             (Z)

*  Management contract, compensatory plan or arrangement
** Management contract, compensatory plan or arrangement filed herein.


(A) Reference is made to the appropriate Exhibit of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 22, 1996, which Exhibit is incorporated herein by reference.

(B)  Reference is made to the appropriate  Exhibit of the company report on Form
     10-Q  for  the  quarter  ended   September  30,  1996,   which  Exhibit  is
     incorporated herein by reference.

(C) Reference is made to the appropriate Exhibit of the company Registration Statement on Form S-3 (Reg. No. 33-40168), effective as of April 26, 1991, which Exhibit is incorporated herein by reference.

(D) Reference is made to Exhibit 1 of the company report on Form 8-A, dated July 18, 1995, which Exhibit is incorporated herein by reference.

(E) Reference is made to the appropriate Exhibit of the company Report on Form 10-K for the fiscal year ended December 31, 1984, which Exhibit is incorporated herein by reference.

(F) Reference is made to the appropriate Exhibit of the company's report on Form 10-K for the fiscal year ended December 31, 1987, which Exhibit is incorporated herein by reference.

(G) Reference is made to Exhibit A of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 25, 1988, which Exhibit is incorporated herein by reference.

(H) Reference is made to Exhibit A of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 24, 1991, which Exhibit is incorporated herein by reference.

(I) Reference is made to the appropriate Exhibit of the company Form 8 Amendment No. 1 (filed on September 23, 1987) to its Registration Statement on Form 8-A (Reg. No. 0-12938, effective as of October 21, 1986), which
     Exhibit is incorporated herein by reference.

(J) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 1991, as amended, which is incorporated herein by reference.

(K) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 1992, which Exhibit is incorporated herein by reference.

(L) Reference is made to Exhibit C of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which Exhibit is incorporated herein by reference.

(M) Reference is made to Exhibit A of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which Exhibit is incorporated herein by reference.

(N) Reference is made to Exhibit B of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which Exhibit is incorporated herein by reference.

(O) Reference is made to Exhibit A of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 23, 1994, which Exhibit is incorporated herein by reference.

(P) Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended March 31, 1997, which Exhibit is incorporated herein by reference.

(Q) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 1997, as amended, which is incorporated herein by reference.

(R) Reference is made to the appropriate Exhibit to the company report on Form 8-K, dated January 23, 1998, which Exhibit is incorporated herein by reference.

(S) Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended March 31, 1998, which Exhibit is incorporated herein by reference.

(T) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 1999, which Exhibit is incorporated herein by reference.

(U) Reference is made to the appropriate Exhibit of the company report on Form S-8, dated March 30, 2001, which Exhibit is incorporated herein by reference.

(V) Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated October 17, 2001, which Exhibit is incorporated herein by reference.

(W) Reference is made to Exhibit 10.2 of the company report on Form 8-K, dated October 17, 2001, which Exhibit is incorporated herein by reference.

(X) Reference is made to Exhibit 10.1 of the company report on Form 10-Q, dated September 30, 2002, which Exhibit is incorporated herein by reference.

(Y) Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated October 16, 2002, which Exhibit is incorporated herein by reference.

(Z) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 1996, which Exhibit is incorporated herein by reference.

                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Invacare Corporation


We have audited the accompanying consolidated balance sheet of Invacare Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As  discussed  in  "Goodwill"  in  the  Notes  to  the  Consolidated   Financial
Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

                                                               ERNST & YOUNG LLP



Cleveland, Ohio
January 22, 2003

CONSOLIDATED STATEMENT OF EARNINGS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                      Years Ended December 31,
                                                                                 2002            2001            2000
                                                                              -------         -------         -------
                                                                               (In thousands, except per share data)
             Net sales                                                     $1,089,161      $1,053,639      $1,013,162
             Cost of products sold                                            761,763         735,292         695,888
                                                                              -------         -------         -------

                  Gross Profit                                                327,398         318,347         317,274

             Selling, general and administrative expenses                     220,296         195,574         201,543
             Amortization of goodwill                                               -           8,972           8,899
             Non-recurring and unusual items                                        -          31,950         (11,430)
             Interest expense                                                  15,122          22,764          27,853
             Interest income                                                   (4,550)         (7,303)         (7,807)
                                                                              -------          -------        -------

                  Earnings before Income Taxes                                 96,530          66,390          98,216

             Income taxes                                                      31,760          31,200          38,305
                                                                              -------         -------         -------

                  Net Earnings                                                $64,770         $35,190         $59,911
                                                                              =======         =======         =======

                  Net Earnings per Share - Basic                                $2.10           $1.15           $1.99
                                                                              =======         =======         =======

               Weighted Average Shares Outstanding - Basic                     30,867          30,620          30,128
                                                                              =======         =======         =======

                  Net Earnings per Share - Assuming Dilution                    $2.05           $1.11          $1.95
                                                                              =======         =======         =======

               Weighted Average Shares Outstanding -
                  Assuming Dilution                                            31,664          31,683          30,761
                                                                              =======         =======         =======

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                 December 31,           December 31,
                                                                                         2002                   2001
                                                                                      -------                -------
                                                                                              (In thousands)
Assets
------
Current Assets
   Cash and cash equivalents                                                          $13,086                $16,683
   Marketable securities                                                                1,350                  1,188
   Trade receivables, net                                                             200,388                219,844
   Installment receivables, net                                                        20,953                 35,423
   Inventories, net                                                                   111,382                111,868
   Deferred income taxes                                                               26,053                 24,125
   Other current assets                                                                25,600                 19,270
                                                                                      -------                -------
     Total Current Assets                                                             398,812                428,401

Other Assets                                                                           51,031                 44,492
Other Intangibles                                                                       4,779                  5,906
Property and Equipment, net                                                           130,963                132,202
Goodwill, net                                                                         321,118                303,536
                                                                                      -------                -------
     Total Assets                                                                    $906,703               $914,537
                                                                                     ========               ========


Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities
   Accounts payable                                                                   $80,511                $74,133
   Accrued expenses                                                                    66,414                 68,030
   Accrued income taxes                                                                16,049                 16,207
   Current maturities of long-term obligations                                          4,479                  9,083
                                                                                      -------                -------
     Total Current Liabilities                                                        167,453                167,453

Long-Term Debt                                                                        234,134                342,724

Other Long-Term Obligations                                                            24,804                 22,810

Shareholders' Equity
   Preferred Shares (Authorized 300 shares; none outstanding)                               -                      -
   Common Shares (Authorized 100,000 shares; 30,294 and
         29,838 issued in 2002 and 2001, respectively)                                  7,580                  7,466
   Class B Common Shares (Authorized 12,000 shares;
         1,112, issued and outstanding)                                                   278                    278
   Additional paid-in-capital                                                          98,995                 87,980
   Retained earnings                                                                  407,235                344,032
   Accumulated other comprehensive loss                                               (18,729)               (48,129)
   Unearned compensation on stock awards                                               (1,204)                  (771)
   Treasury shares (387 and 249 shares in
         2002 and 2001, respectively)                                                 (13,843)                (9,306)
                                                                                      -------                -------
     Total Shareholders' Equity                                                       480,312                381,550
                                                                                      -------                -------
     Total Liabilities and Shareholders' Equity                                      $906,703               $914,537
                                                                                     ========               ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                          Years Ended December 31,
                                                                                      2002           2001            2000
    -                                                                              -------        -------         -------
                                                                                                (In thousands)
    Operating Activities
    Net earnings                                                                   $64,770        $35,190         $59,911
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Non-recurring and unusual items                                                  -         29,950           1,070
        Depreciation and amortization                                               26,638         33,448          31,469
        Provision for losses on trade and installment receivables                   10,792          7,150          14,109
        Provision for deferred income taxes                                         (3,050)         6,220            (178)
        Provision for other deferred liabilities                                     4,007           (714)          2,564
    Changes in operating assets and liabilities:
        Trade receivables                                                           19,740        (11,114)        (38,341)
        Inventories                                                                  6,208         (7,010)         (6,494)
        Other current assets                                                        (4,193)        (6,165)         (3,192)
        Accounts payable                                                             2,576         (6,835)         24,195
        Accrued expenses                                                            (3,307)       (25,898)        (13,014)
                                                                                   -------        -------         -------
                  Net Cash Provided by Operating Activities                        124,181         54,222          72,099

    Investing Activities
        Purchases of property and equipment                                        (22,109)       (20,182)        (26,445)
        Proceeds from sale of property and equipment                                 2,391            696             177
        Installment sales contracts, net                                            11,435         25,946          12,440
        Marketable securities                                                          (43)          (165)            516
        Business acquisitions, net of cash acquired                                      -              -          (2,814)
        Increase in other investments                                                 (317)        (1,642)         (4,257)
        Increase in other long-term assets                                          (1,834)       (13,817)         (8,745)
        Other                                                                        1,079         (1,063)          1,377
                                                                                   -------        -------         -------
                  Net Cash Required for Investing Activities                        (9,398)       (10,227)        (27,751)

    Financing Activities
        Proceeds from revolving lines of credit and
          long-term  borrowings                                                    254,512        305,956         109,588
        Payments on revolving lines of credit and
          long-term borrowings                                                    (377,582)      (339,941)       (163,534)
        Proceeds from exercise of stock options                                      6,154          8,854           5,965
        Payment of dividends                                                        (1,567)        (1,525)         (1,499)
        Purchase of treasury stock                                                  (1,674)        (7,471)              -
                                                                                   -------        -------         -------
                  Net Cash Required for Financing Activities                      (120,157)       (34,127)        (49,480)

        Effect of exchange rate changes on cash                                      1,777         (5,542)           (769)
                                                                                   -------        -------         -------

        Increase (decrease) in cash and cash equivalents                            (3,597)         4,326          (5,901)

        Cash and cash equivalents at beginning of year                              16,683         12,357          18,258
                                                                                   -------        -------         -------

        Cash and cash equivalents at end of year                                   $13,086        $16,683         $12,357
                                                                                  ========       ========        ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

INVACARE CORPORATION AND SUBSIDIARIES

(In thousands)
                                                                                     Accumulated
                                                             Additional                  Other       Unearned
                                           Common   Class B   Paid-in-    Retained   Comprehensive    Compen-  Treasury
                                           Stock     Stock    Capital     Earnings   Earnings(Loss)   sation     Stock      Total
                                        ---------- --------- ----------- ---------- --------------- ---------- ---------- ---------
January 1, 2000 Balance                    $7,282      $358     $79,470   $251,955      $(8,976)       $  -     $(11,217)  $318,872
Conversion of shares from Class B to
Common                                         15       (15)                                                                      -
Exercise of stock options, including
tax benefit                                     4                  (365)                                           7,304      6,943

Net earnings                                                                59,911                                           59,911
Foreign currency translation adjustments                                                (34,793)                            (34,793)
Marketable securities holding gain                                                          339                                 339
                                                                                                                            -------
Total comprehensive income                                                                                                   25,457

Dividends                                                                   (1,499)                                          (1,499)
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 2000 Balance                   7,301       343      79,105    310,367      (43,430)          -       (3,913)   349,773
Conversion of shares from Class B to
Common                                         65       (65)                                                                     -
Exercise of stock options, including
tax benefit                                    94                 7,932                                            2,078     10,104
Restricted stock awards                         6                   943                                 (949)                    -
Restricted stock award expense                                                                           178                    178

Net earnings                                                                35,190                                           35,190
Foreign currency translation adjustments                                                 (3,342)                             (3,342)
Cumulative effect upon adopting FAS 133                                                     521                                 521
Unrealized losses on cash flow hedges                                                    (1,561)                             (1,561)
Marketable securities holding loss                                                         (317)                               (317)
                                                                                                                             -------
Total comprehensive income                                                                                                   30,491

Dividends                                                                    1,525)                                          (1,525)
Purchase of treasury shares                                                                                        (7,471)   (7,471)
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 2001 Balance                   7,466       278      87,980    344,032      (48,129)        (771)      (9,306)  381,550
Exercise of stock options, including
tax benefit                                   105                 9,834                                            (2,863)    7,076
Restricted stock awards                         9                 1,181                               (1,190)                     -
Restricted stock award expense                                                                           757                    757

Net earnings                                                                64,770                                           64,770
Foreign currency translation adjustments                                                 28,214                              28,214
Unrealized gains on cash flow hedges                                                      1,349                               1,349
Marketable securities holding loss                                                         (163)                               (163)
                                                                                                                             -------
Total comprehensive income                                                                                                   94,170

Dividends                                                                   (1,567)                                          (1,567)
Purchase of treasury shares                                                                                        (1,674)   (1,674)
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 2002 Balance                  $7,580      $278     $98,995   $407,235     $(18,729)     $(1,204)    $(13,843) $480,312
                                           ======      ====     =======   ========     =========     ========   =========  ========

See notes to consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

Nature of Operations: Invacare Corporation and its subsidiaries (the "company") is the leading home medical equipment manufacturer in the world based on its distribution channels, the breadth of its product line and net sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care, retail and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, seating and positioning systems, motorized scooters, patient aids, home care beds, low air loss therapy products, respiratory products and distributed products.

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its majority owned subsidiaries. Certain foreign subsidiaries are consolidated using a November 30 fiscal year end. All significant intercompany transactions are eliminated.

Reclassifications: Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the year ended December 31, 2002.

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

Inventories: Inventories are stated at the lower of cost or market with cost principally determined for domestic manufacturing inventories by the last-in, first-out (LIFO) method and for non-domestic inventories and domestic finished products purchased for resale ($74,037,000 and $72,025,000 at December 2002 and 2001, respectively) by the first-in, first-out (FIFO) method. Market costs are based on the lower of replacement cost or estimated net realizable value. The value of inventory on the LIFO method is approximately equal to its current cost as of December 31, 2002 and 2001.

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

Effective January 1, 2002, the company adopted, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets (excluding goodwill) to be held and used or to be disposed of by sale or otherwise. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The asset would be considered impaired when the future net undiscounted cash flows generating by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value. The adoption of SFAS No. 144 did not have an impact on the company's consolidated financial position or results of operations.

Goodwill and Other Intangibles: Effective January 1, 2002, Invacare adopted SFAS No. 142, Goodwill and Other Intangible Assets and accordingly, discontinued amortization of goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach requiring periodic testing for impairment. For purposes of the impairment test, the fair value of each reporting unit is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates. The fair values are then compared to the carrying value of the net assets of each reporting unit. The company completed the required initial analysis as of January 1, 2002 as well as the annual impairment test in the fourth quarter of 2002. The results of both tests indicated no impairment of goodwill.

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

Accrued Warranty Cost: Generally, the company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. See the Current Liabilities footnote for a reconciliation of the changes in the warranty accrual.

Product Liability Cost: The company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures individual losses up to $10 million and annual aggregate policy losses of $10 million of the company's domestic product liability exposure. The company also has additional layers of coverage insuring $90 million in annual aggregate losses arising from individual claims that exceed the captive insurance company policy limits. Invatection records product liability reserves for both known claims and incurred but not reported claims based upon independent actuarial valuations. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at an affordable rate.

Revenue Recognition: The company recognizes revenue when the product is shipped and provides an appropriate allowance for estimated returns and adjustments. The cost of shipping products is treated as a component of costs of products sold and the related revenue from shipping products is treated as a component of net sales.

Research  and  Development:  Research  and  development  costs are  expensed  as incurred and included in cost of products sold. The company's annual expenditures for product development and engineering were approximately $17,934,000, $17,394,000, and $16,231,000 for 2002, 2001, and 2000,
respectively.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $20,189,000, $18,792,000, and $18,261,000 for 2002, 2001, and 2000,
respectively.

Stock-Based Compensation Plans: The company accounts for options under its stock-based compensation plans using the intrinsic value method proscribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant, thus no compensation cost has been reflected in the consolidated statement of earnings for these options. In addition, restricted stock awards have been granted without cost to the recipients and are being expensed on a straight-line basis over the vesting periods. If the company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation for all stock options granted, net earnings per share assuming dilution would have been reduced by $.15 in 2002, $.14 in 2001 and $.13 in 2000.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides guidance for those companies wishing to voluntarily change to the fair value based method of accounting for stock-based compensation. The statement also amends the disclosure requirements of Statement 123, requiring prominent disclosure in annual and interim financial statements regarding a company's method for accounting for stock-based employee compensation and the effect of the method on reported results. While Invacare continues to utilize the disclosure-only provisions of Statement 123, the company has modified its disclosures to comply with the new statement. See the Shareholders' Equity Transactions footnote.

Income Taxes: The company uses the liability method to measure the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities. Undistributed earnings of the company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for United States federal income taxes has been provided.

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

Derivative Instruments: Financial Accounting Standards Board Statement (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize derivative instruments as either assets or liabilities in the consolidated balance sheet measured at fair value. The company adopted the statement on January 1, 2001 and, accordingly, recognized a net-of-tax cumulative effect adjustment to other comprehensive income of $521,000.

A majority of the company's derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the fair value of the hedged item, if any, is recognized in current earnings during the period of change. The derivatives designated as fair value hedges are perfectly effective; thus, the entire gain or loss associated with the derivative instrument directly affects the value of the debt by increasing or decreasing its carrying value.

The company has entered into interest rate swap agreements that qualify as cash flow hedges and effectively convert $20 million of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The company has also entered into interest rate swap agreements that qualify as fair value hedges and effectively convert $80 million of fixed-rate debt to floating-rate debt, so the company can avoid paying higher than market interest rates. For the year, the company recognized a net gain of $773,000 related to its swap agreements, which is reflected in interest expense on the consolidated statement of earnings.

To protect against decreases/increases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the company utilizes cash flow hedges to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The company recognized a net gain in 2002 of $1,252,000 versus a net loss of $828,000 in 2001 on foreign currency cash flow hedges. The gains or losses are included in cost of products sold and selling, general and administrative expenses on the consolidated statement of earnings.

The company uses forward contracts that do not qualify for special hedging, but do effectively limit the company's exposure to foreign currency fluctuations between the Mexican Peso and U.S. Dollar. During 2002, the company recognized a loss of $68,000 versus a gain of $953,000 in 2001 related to these forward contracts, which are included in costs of products sold on the consolidated statement of earnings.

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

Recently Issued Accounting Pronouncements: In June 2002, the FASB issued SFAS No. 146, Accounting for the Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this Statement, which is effective for exit or disposal activities that are initiated after December 31, 2002, are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

INVACARE CORPORATION AND SUBSIDIARIES

RECEIVABLES

Trade accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts ($19,067,000 in 2002 and $14,043,000 in 2001) is based primarily on management's evaluation of the financial condition of the customer.

Installment receivables as of December 31, 2002 and 2001 consist of the following:

                                                                      2002                                    2001
                                                                      ----                                    ----
                                                                      Long-                                   Long-
    (In thousands)                                        Current     Term       Total            Current     Term       Total
                                                          -------    -------    -------           -------    -------    -------
    Installment receivables                               $33,942     $2,648    $36,590           $50,218     $4,370    $54,588
    Less:
         Unearned interest                                   (451)       (11)      (462)           (1,111)       (94)    (1,205)
         Allowance for doubtful accounts                  (12,538)    (1,127)   (13,665)          (13,684)    (1,070)   (14,754)
                                                          -------    -------    -------           -------    -------    -------
                                                          $20,953     $1,510    $22,463           $35,423     $3,206    $38,629
                                                          =======    =======    =======           =======    =======    =======

The company no longer enters into new installment receivable contracts. As a result of the third party financing arrangement with DLL, management monitors the collection status of these contracts in accordance with the company's limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts. See the "Concentration of Credit Risk" footnote for a description of the financing arrangement. Long-term installment receivables are included in "Other Assets" on the consolidated balance sheet.

INVENTORIES

Inventories as of December 31, 2002 and 2001 consist of the following:

                                                       2002                2001
                                                    -------             -------
                                                          (In thousands)
          Raw materials                             $35,457             $35,333
          Work in process                            12,789              11,326
          Finished goods                             63,136              65,209
                                                    -------             -------
                                                   $111,382            $111,868
                                                    =======             =======

PROPERTY AND EQUIPMENT

Property  and  equipment  as of  December  31,  2002  and  2001  consist  of the following:
                                                       2002                2001
                                                    -------             -------
                                                          (In thousands)
          Machinery and equipment                  $199,448            $186,622
          Land, buildings and improvements           55,232              54,308
          Furniture and fixtures                     15,641              14,516
          Leasehold improvements                     13,874              11,648
                                                    -------             -------
                                                    284,195             267,094
          Less allowance for depreciation          (153,232)           (134,892)
                                                    -------             -------
                                                   $130,963            $132,202
                                                    =======             =======

INVACARE CORPORATION AND SUBSIDIARIES

GOODWILL

In accordance with the provisions of SFAS No. 142, effective January 1, 2002, the company ceased amortization of goodwill. The following comparative disclosure shows the impact on 2001 and 2000 as if SFAS No. 142 had been adopted as of the beginning of each year.

  (In thousands, except per share data)      2002           2001           2000
                                          -------        -------         ------
  Reported net income                     $64,770        $35,190        $59,911
  Goodwill amortization                         -          8,972          8,899
                                          -------        -------         ------
  Adjusted net income                     $64,770        $44,162        $68,810
                                          =======        =======         ======

  Basic earnings per share:
  Reported net income                       $2.10          $1.15          $1.99
  Goodwill amortization                         -           0.29           0.30
                                          -------        -------         ------
  Adjusted net income                       $2.10          $1.44          $2.29
                                          =======        =======         ======

  Diluted earnings per share:
  Reported net income                       $2.05          $1.11          $1.95
  Goodwill amortization                         -           0.28           0.29
                                          -------        -------         ------
  Adjusted net income                       $2.05          $1.39          $2.24
                                          =======        =======         ======

The carrying amount of goodwill by operating segment is as follows:

                                            2002                                                      2001
                      ---------------------------------------------------        ---------------------------------------------------
  (In thousands)       North                                                      North
                      America     Europe      Australasia    Consolidated        America        Europe     Australasia  Consolidated
                      -------     ------      -----------    ------------        -------        ------     -----------  ------------
  Balance as of
   January 1         $153,548    $141,566          $8,422        $303,536       $158,741      $141,907          $9,581     $310,229
  Amortization              -           -              -               -          (4,402)       (3,978)           (592)      (8,972)
  Foreign
   currency
   translation            135      15,759           1,688          17,582           (791)        3,637            (567)       2,279
                      -------     -------         -------         -------        -------       -------         -------      -------
  Balance as of
   December 31       $153,683    $157,325         $10,110        $321,118       $153,548      $141,566          $8,422     $303,536
                      =======     =======         =======         =======        =======       =======         =======      =======

OTHER INTANGIBLES

All of the company's other intangible assets have definite lives and continue to be amortized over their useful lives. The company's intangibles consist of the following:

                                               December 31, 2002                 December  31, 2001
                                       -------------------------------    --------------------------------
  (In thousands)                                          Accumulated                         Accumulated
                                       Historical Cost    Amortization     Historical Cost    Amortization
                                       ---------------    ------------     ---------------    ------------
  License agreements                        $6,037           $3,875            $5,882            $3,185
  Patents                                    2,396              880             2,450               679
  Other                                      2,576            1,475             2,516             1,078
                                            ------           ------            ------            ------
                                           $11,009           $6,230           $10,848            $4,942
                                            ======           ======           =======            ======

Amortization expense related to other intangibles was $1,288,000 and $1,462,000 for 2002 and 2001, respectively. Estimated amortization expense for each of the next five years is expected to be $1,136,000 for 2003, $1,130,000 in 2004, $669,000 in 2005, $270,000 in 2006 and $242,000 in 2007.

INVACARE CORPORATION AND SUBSIDIARIES

CURRENT LIABILITIES

Accrued expenses as of December 31, 2002 and 2001 consist of the following:

                                                      2002                2001
                                                      ----                ----
                                                          (In thousands)
          Accrued salaries and wages                $20,266             $21,538
          Acquisition reserves                        3,960               5,750
          Accrued insurance                           2,304               1,784
          Accrued warranty cost                      11,448               7,607
          Accrued rebates                             3,669               3,083
          Accrued interest                            3,504               2,609
          Accrued product liability, current portion  2,996               2,469
          Accrued freight                             3,548               3,766
          Other accrued items                        14,719              19,424
                                                     ------              ------
                                                    $66,414             $68,030
                                                    =======             =======

Changes in accrued warranty costs were as follows:
                                                       2002                2001
                                                       ----                ----
                                                           (In thousands)
          Balance as of January 1                    $7,607              $7,917
          Warranties issued during the period         7,571               5,213
          Settlements made during the period         (7,854)             (5,897)
          Changes in liability for pre-existing
             warranties during the period,
             including expirations                    4,124                 374
                                                     ------               -----
          Balance as of December 31                 $11,448              $7,607
                                                    =======              ======

LONG-TERM DEBT

Long-term debt as of December 31, 2002 and 2001 consist of the following:
                                                          2002             2001
                                                          ----             ----
                                                             (In thousands)
$25,000,000 senior notes at 7.45%,
   mature in February 2003                             $ 3,571          $ 7,143
$80,000,000 senior notes at 6.71%,
   due in February 2008                                 87,456           78,822
$20,000,000 senior notes at 6.60%,
   due in February 2005                                 20,000           20,000
Revolving credit agreement
   ($325,000,000 multi-currency), at
    .675% to 1.40% above local interbank
    offered rates, expires October 17, 2006            126,128          237,177
Other notes                                              1,363            7,275
                                                        ------           ------
                                                       238,518          350,417
Less current maturities                                 (4,384)          (7,693)
                                                        ------           ------
                                                      $234,134         $342,724

In 2001, the company entered into a $325,000,000 5-year, multi-currency revolving credit agreement and a $100,000,000 364-day facility with a group of commercial banks. The 364-day facility was renewed in 2002. The multi-currency revolving credit agreement and the 364-day facility expire on October 17, 2006 and October 15, 2003 respectively, or such later dates as mutually agreed upon by the company and the banks. Borrowings denominated in foreign currencies aggregated $12,842,000 at December 31, 2002 and $22,915,000 at December 31, 2001. The borrowing rates under the agreements are determined based on the ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of the company as defined in the agreements and range from .675% to 1.40% above the various interbank offered rates. As of December 31, 2002 and 2001, the weighted average floating interest rate on U.S. borrowings were 3.66% and 4.22%, respectively. The agreements require the company to maintain certain conditions with respect to net worth, funded debt to capitalization, and interest coverage as defined in the agreements. At December 31, 2002, $195,415,000 of retained earnings is available for dividends pursuant to the most restrictive covenants. Under the most restrictive covenants of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $209,457,000 as of December 31, 2002.

INVACARE CORPORATION AND SUBSIDIARIES

LONG-TERM DEBT--Continued

In December 2001, the company exchanged the fixed rate of 6.71% on $50,000,000 of the $80,000,000 in Senior Notes due in February 2008. The three agreements for $25,000,000, $15,000,000 and $10,000,000 exchange the fixed rate for variable rates equal to LIBOR plus 1.9%, 1.71% and 1.62% respectively. In January 2002, the company exchanged the fixed rate of 6.71% on the remaining $30,000,000 of the $80,000,000 in Senior Notes due in February 2008. The two agreements for $10,000,000 and $20,000,000 exchange the fixed rate for variable rates equal to LIBOR plus 1.05% and 1.08%, respectively. The effect of these swaps is to exchange a fixed rate of 6.71% for floating rates to avoid paying higher than market interest rates.

In May 1999, the company fixed the interest rate on $20,000,000 of its U.S. dollar borrowings through two interest rate swap agreements. Each agreement is for $10,000,000 U.S. dollars. The effect of these swaps is to exchange a short-term floating interest rate for a fixed rate of 5.63% for a four-year term on both agreements.

The aggregate minimum maturities of long-term debt for each of the next five years is as follows: $4,384,000 in 2003, $176,000 in 2004, $138,000 in 2005,
$145,329,000 in 2006, and $109,000 in 2007. Interest paid on borrowings was $13,465,000, $26,361,000 and $29,987,000 in 2002, 2001 and 2000, respectively.

OTHER LONG-TERM OBLIGATIONS

Other long-term obligations as of December 31, 2002 and 2001 consist of the following:
                                                          2002             2001
                                                          ----             ----
                                                             (In thousands)
Supplemental Executive Retirement
   Plan liability                                       $9,460           $7,970
Product liability                                        5,276            3,347
Other, principally deferred
   compensation                                         10,163           12,883
                                                        ------           ------
                                                        24,899           24,200
Less current maturities of long-term
   obligations                                             (95)          (1,390)
                                                        ------           ------
Total long-term obligations                            $24,804          $22,810
                                                       =======          =======

LEASES AND COMMITMENTS

The company leases a substantial portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms of up to 10 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2002, the company is committed under non-cancelable operating leases which have initial or remaining terms in excess of one year and expire on various dates through 2009. Lease expenses were approximately $12,575,000 in 2002, $12,045,000 in 2001, and $11,269,000 in 2000.
Future minimum operating lease commitments as of December 31, 2002, are as follows:

(In thousands)
                  Year                     Amount
                  ----                     ------
                  2003                    $11,807
                  2004                      7,625
                  2005                      3,783
                  2006                      1,940
                  2007                      1,158
            Thereafter                        129
                                           ------
  Total Future Minimum
        Lease Payments                    $26,442
                                          =======

The amount of buildings and equipment capitalized in connection with capital leases was $4,567,000 and $4,429,000 at December 31, 2002 and 2001,
respectively. At December 31, 2002 and 2001, accumulated amortization was $2,508,000 and $2,326,000, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

RETIREMENT AND BENEFIT PLANS

Substantially all full-time salaried and hourly domestic employees are included in the Invacare Retirement Savings Plan sponsored by the company. The company makes matching cash contributions up to 66.7% of employees' contributions up to 3% of compensation and may make discretionary contributions to the domestic plans based on an annual resolution by the Board of Directors.

The company sponsors a 401(k) Benefit Equalization Plan covering certain employees, which provides for retirement payments so that the total retirement payments equal amounts that would have been payable from the company's principal retirement plans if it were not for limitations imposed by income tax regulations.

Contribution expense for the above plans in 2002, 2001 and 2000 was $5,444,000, $5,788,000, and $5,071,000, respectively.

The company also sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan for certain key executives. The projected benefit obligation related to this unfunded plan was $21,603,000 at December 31, 2002, of which approximately $9,823,000 has been accrued. Expense for the plan in 2002, 2001, and 2000 was $2,147,000, $2,059,000, and $1,714,000, respectively.

SHAREHOLDERS' EQUITY TRANSACTIONS

The Common Shares and the Class B Common Shares generally have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share, carry a 10% lower cash dividend rate and, in general, can only be transferred to family members. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis.

The 1994 Performance Plan (the "1994 Plan"), as amended, allows the Compensation Committee of the Board of Directors (the "Committee") to grant up to 5,500,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock). The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards. There were no stock appreciation rights outstanding at December 31, 2002, 2001 or 2000. During 2002, the Committee granted 619,868 non-qualified stock options for a term of ten years at the fair market value of the company's stock on the date of grant.

Restricted stock awards for 37,289 shares were granted in 2002 (24,020 in 2001) without cost to the recipients. Under the terms of the restricted stock awards, 54,809 of the shares granted vest four years after the award date and 6,500 of the shares granted vest 2 years after the award date. Unearned restricted stock compensation of $1,190,000 in 2002 and $949,000 in 2001, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period. Compensation expense of $757,000 was recognized in 2002 and $178,000 was recognized in 2001 related to restricted stock awards granted in 2002 and 2001.

The company also had a Stock Option Plan for non-employee Directors which provided for the granting of up to 100,000 options to eligible Directors. Directors were granted stock options with exercise prices at the fair market value of the company's stock on the date of grant. At December 31, 2002, there were 12,550 options outstanding under this plan. During 2002, no options were granted under this plan, which expired in 2002.

The Plans have provisions for the net share settlement of options. Under these provisions, the company acquired 85,043 treasury shares for $2,868,514 in 2002, 124,823 treasury shares for $4,781,114 in 2001 and 79,922 treasury shares for $2,663,062 in 2000.

INVACARE CORPORATION AND SUBSIDIARIES

SHAREHOLDERS' EQUITY TRANSACTIONS--Continued

As of December 31, 2002, an aggregate of 9,234,168 Common Shares were reserved for conversion of Class B Common Shares, future rights (as defined below) and the exercise and future grant of options.

                                                                     Weighted                   Weighted                   Weighted
                                                                      Average                    Average                    Average
                                                                     Exercise                   Exercise                   Exercise
                                                           2002         Price          2001        Price          2000        Price
                                                           ----         -----          ----        -----          ----        -----
     Options outstanding at January 1                 4,201,943        $23.27     4,289,763       $21.08     4,059,133       $18.70
     Granted                                            619,868         33.59       585,905        33.59     1,082,056        24.33
     Exercised                                         (418,432)        18.28      (636,933)       16.84      (659,187)       11.35
     Canceled                                          (145,957)        27.32       (36,792)       22.31      (192,239)       22.37
                                                      ---------        ------     ---------       ------     ---------       -------
     Options outstanding at December 31               4,257,422        $25.23     4,201,943       $23.27     4,289,763       $21.08
                                                      =========        ======     =========       ======     =========       ======

     Options price range at December 31               $11.88 to                    $9.30 to                   $7.50 to
                                                         $36.84                      $37.56                     $31.25

     Options exercisable at December 31               2,347,721                   2,101,706                  1,965,220
     Options available for grant at December 31 *       296,860                     917,530                  1,466,643

* Options available for grant as of December 31, 2002 reduced by net restricted stock award activity of 59,309 and the expiration of 87,450 shares related to the 1992 Non-Employee Directors Stock Option Plan.

The company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123). Accordingly, no compensation cost has been recognized for the stock option plans, except the expense recorded related to the 61,309 restricted stock awards granted in 2002 and 2001. Had compensation cost for the company's stock option plans been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS 123, the company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                          2002               2001                2000
                                                                          ----               ----                ----
                                                                              (In thousands except per share data)
       Net earnings - as reported *                                    $64,770            $35,190             $59,911
       Less:  compensation expense determined based on the
               fair-value method for all awards granted at
               market value, net of related tax effects                  4,504              4,446               4,072
                                                                        ------             ------              ------
       Net earnings - pro forma                                        $60,266            $30,744             $55,839
                                                                       =======            =======             =======

       Earnings per share as reported - basic                            $2.10              $1.15               $1.99
       Earnings per share as reported - assuming dilution                $2.05              $1.11               $1.95

       Pro forma earnings per share - basic                              $1.95              $1.00               $1.85
       Pro forma earnings per share - assuming dilution                  $1.90               $.97               $1.82

       * Includes stock compensation expense, net of tax, on
         restricted awards granted without cost of:                       $492               $116                   -


INVACARE CORPORATION AND SUBSIDIARIES

SHAREHOLDERS' EQUITY TRANSACTIONS--Continued

The assumption regarding the stock options issued in 2002, 2001 and 2000 was that 25% of such options vested in the year following issuance. The stock options awarded during such years provided a four-year vesting period whereby options vest equally in each year. Current and prior years' pro forma disclosures may be adjusted for forfeitures of awards that will not vest because service or employment requirements have not been met.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                 2002          2001         2000
                                                 ----          ----         ----
           Expected dividend yield               .80%          .90%        1.35%
           Expected stock price volatility      31.4%         33.8%        29.7%
           Risk-free interest rate              3.26%         4.53%        4.96%
           Expected life (years)                 5.4           6.0          6.8

The weighted-average fair value of options granted during 2002, 2001 and 2000, based upon an expected exercise year of 2007, was $10.71, $12.24 and $8.99, respectively.

The plans provide that shares granted come from the company's authorized but unissued common stock or treasury shares. Pursuant to the plan, the Committee has established that the 2002 grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. The weighted-average remaining contractual life of options outstanding at December 31, 2002 is 7.2 years.

On July 7, 1995, the company adopted a Rights Plan whereby each holder of a Common Share and a Class B Common Share received one purchase right (the "Rights") for each share owned. Under certain conditions, each Right may be exercised to purchase one-tenth of one Common Share at a price of $8 per one-tenth of a share. The Rights may only be exercised 10 days after a third party has acquired 30% or more of the company's outstanding voting power or 10 days after a third party commences a tender offer for 30% or more of the voting power (an "Acquiring Party"). In addition, if an Acquiring Party merges with the company and the company's Common Shares are not changed or exchanged, or if an Acquiring Party engages in one of a number of self-dealing transactions, each holder of a Right (other than the Acquiring Party) will have the right to receive that number of Common Shares or similar securities of the resulting entity having a market value equal to two times the exercise price of the Right. The company may redeem the Rights at a price of $.005 per Right at any time prior to 10 days following a public announcement that an Acquiring Party has acquired beneficial ownership of 30% or more of the company's outstanding voting power, and in certain other circumstances as approved by the Board of Directors. The Rights will expire on July 7, 2005.

CAPITAL STOCK

Capital stock activity for 2002, 2001 and 2000 consisted of the following (In thousands of shares):

                                                                                       Common Stock     Class B    Treasury
                                                                                          Shares        Shares      Shares
                                                                                     ----------------- ---------- ---------
                 January 1, 2000 Balance                                                   29,125        1,433        (579)
                 Conversion of shares from Class B to Common                                   61          (61)          -
                 Exercise of stock options                                                      -            -         402
                 ------------------------------------------------------------------- ----------------- ---------- --------
                 December 31, 2000 Balance                                                 29,186        1,372        (177)
                 Conversion of shares from Class B to Common                                  260         (260)          -
                 Exercise of stock options                                                    368            -         128
                 Stock Awards                                                                  24            -           -
                 Repurchase of treasury shares                                                  -            -        (200)
                 ------------------------------------------------------------------- ----------------- ---------- --------
                 December 31, 2001 Balance                                                 29,838        1,112        (249)
                 Exercise of stock options                                                    419            -         (85)
                 Stock Awards                                                                  37            -           -
                 Repurchase of treasury shares                                                  -            -         (53)
                 ------------------------------------------------------------------- ----------------- ---------- --------
                 December 31, 2002 Balance                                                 30,294        1,112        (387)
                                                                                           ======        =====        ====

INVACARE CORPORATION AND SUBSIDIARIES

OTHER COMPREHENSIVE EARNINGS (LOSS)

The components of other comprehensive earnings (loss) are as follows:
(In thousands)

                                                                                                         Unrealized
                                                                                     Unrealized Gain   Gain (Loss) on
                                                                      Currency          (Loss) on        Derivative
                                                                     Translation    Available-for-Sale    Financial
                                                                     Adjustments        Securities       Instruments     Total
                                                                     -----------    ------------------  -------------  ---------
Balance at January 1, 2000                                             $(9,697)            $721             $ -         $(8,976)
Foreign currency translation adjustments                               (34,793)                                         (34,793)
Unrealized gain on available for sale securities                                            556                             556
Deferred  tax expense  relating to  unrealized  gain on available
    for sale securities                                                                    (217)                           (217)
                                                                        -------          -------          -------       -------
Balance at December 31, 2000                                           (44,490)           1,060               -         (43,430)

Foreign currency translation adjustments                                (3,342)                                          (3,342)
Unrealized loss on available for sale securities                                           (515)                           (515)
Deferred  tax benefit  relating to  unrealized  loss on available
    for sale securities                                                                     198                             198
Cumulative effect upon adoption of FAS 133                                                                    802           802
Current period unrealized loss on cash flow hedges                                                         (2,402)       (2,402)
Deferred  tax  benefit   relating  to  unrealized  loss  on
    derivative financial instruments                                                                          560           560
                                                                        -------          -------          -------       -------
Balance at December 31, 2001                                           (47,832)              743           (1,040)      (48,129)

Foreign currency translation adjustments                                28,214                                           28,214
Unrealized loss on available for sale securities                                            (251)                          (251)
Deferred  tax benefit  relating to  unrealized  loss on available
     for sale securities                                                                      88                             88
Current period unrealized gain on cash flow hedges                                                          2,074         2,074
Deferred tax expense  relating to  unrealized  gain on derivative
    financial instruments                                                                                    (725)         (725)
                                                                        -------          -------          -------       -------
Balance at December 31, 2002                                          $(19,618)             $580             $309      $(18,729)
                                                                        =======          =======          =======       =======

Net losses of $402,000 and $1,975,000 were reclassified into earnings related to derivative instruments designated and qualifying as cash flow hedges in 2002 and 2001, respectively.

INCOME TAXES

Earnings before income taxes consist of the following:
                                   2002                2001              2000
                                   ----                ----              ----
                                                 (In thousands)
         Domestic               $51,512             $38,848           $67,730
         Foreign                 45,018              27,542            30,486
                                -------             -------           -------
                                $96,530             $66,390           $98,216
                                =======             =======           =======

INVACARE CORPORATION AND SUBSIDIARIES

INCOME TAXES --Continued

The company has provided for income taxes as follows:
                                    2002                2001              2000
                                  ------              ------            ------
                                                  (In thousands)
         Current:
           Federal               $21,415             $11,985           $24,704
           State                   2,200               3,800             4,100
           Foreign                11,195               9,195            11,134
                                  ------              ------            ------
                                  34,810              24,980            39,938

         Deferred:
           Federal                (4,620)              5,170            (2,192)
           Foreign                 1,570               1,050               559
                                  ------              ------            ------
                                  (3,050)              6,220            (1,633)
                                  ------              ------            ------
         Income Taxes            $31,760             $31,200           $38,305
                                  ======             =======            ======

A reconciliation to the effective income tax rate from the federal statutory rate follows:

                                                   2002         2001       2000
                                                   ----         ----       ----
          Statutory federal income tax rate        35.0%        35.0%      35.0%
          State and local income taxes, net of
               federal income tax benefit           1.5          3.7        2.7
          Tax credits                              (2.3)        (1.8)      (1.9)
          Goodwill                                    -          4.8        3.2
          Valuation reserve for investments           -          7.5          -
          Foreign taxes at less than the federal
               statutory rate, excluding goodwill  (2.6)        (1.7)       (.5)
          Other, net                                1.3          (.5)        .5
                                                    ---          ---        ---
                                                   32.9%        47.0%      39.0%
                                                   ====         ====       ====

Significant components of deferred income tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                           2002             2001
                                                          -----             ----
                                                              (In thousands)
          Current deferred income tax assets, net:
          Bad debt                                      $11,669          $9,132
          Warranty                                        2,378           1,912
          Inventory                                       2,278           2,611
          Other accrued expenses and reserves             2,600           2,548
          State and local taxes                           3,242           3,242
          Litigation reserves                             2,171           2,209
          Compensation and benefits                         674           1,282
          Product liability                                 292             335
          Loss carryforwards                                860             300
          Other, net                                       (111)            554
                                                           ----             ---
                                                        $26,053         $24,125
                                                        =======         =======

INVACARE CORPORATION AND SUBSIDIARIES

INCOME TAXES --Continued

          Long-term deferred income tax assets (liabilities), net:
               Fixed assets                             (11,012)        (10,469)
               Product liability                          1,282             600
               Loss carryforwards                           768           1,550
               Compensation and benefits                  6,172           5,438
               State and local taxes                      2,400           2,400
               Valuation reserve                           (768)         (1,414)
               Other, net                                 2,047           1,678
                                                           ----          ------
                                                          $ 889          $ (217)
                                                           ----          ------
          Net Deferred Income Taxes                     $26,942         $23,908
                                                        =======         =======

At December 31, 2002, the company had foreign tax loss carryforwards of approximately $5,280,000 of which all are non-expiring. The company made income tax payments of $28,769,000, $27,104,000 and $28,626,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

NET EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net earnings per common share.

                                                                                2002                   2001              2000
                                                                                ----                   ----              ----
                                                                                     (In thousands except per share data)
             Basic
                Average common shares outstanding                             30,867                 30,620            30,128

                Net earnings                                                 $64,770                $35,190           $59,911

                Net earnings per common share                                  $2.10                  $1.15             $1.99

             Diluted
                Average common shares outstanding                             30,867                 30,620            30,128
                Stock options                                                    797                  1,063               633
                                                                              ------                 ------            ------
                Average common shares assuming dilution                       31,664                 31,683            30,761

                Net earnings                                                 $64,770                $35,190           $59,911

                Net earnings per common share                                  $2.05                  $1.11             $1.95

CONCENTRATION OF CREDIT RISK

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. Prior to December 2000, the company leased equipment to certain customers for periods ranging from 6 to 39 months. In December 2000, Invacare entered into an agreement with DLL, a third party financing company, to provide all future lease financing to Invacare's customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a limited recourse obligation ($12.3 million at December 31, 2002) to DLL for events of default under the contracts (total balance outstanding of $43.5 million at December 31, 2002). Accordingly, the company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts.

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

Installment receivables: The carrying amount reported in the balance sheet for installment receivables approximates its fair value. The majority of the portfolio contains receivables which are due in less than one year. The interest rates associated with these receivables have not varied significantly since inception. Management believes that after consideration of the credit risk, the net book value of the installment receivables approximates market value.

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

The carrying amounts and fair values of the company's financial instruments at December 31, 2002 and 2001 are as follows:

                                                                        2002                         2001
                                                                        ----                         ----
                                                               Carrying         Fair       Carrying          Fair
                                                                 Value          Value        Value           Value
                                                               --------       --------     --------         --------
                                                                                 (In thousands)
       Cash and cash equivalents                                $13,086       $13,086       $16,683        $16,683
       Marketable securities                                      1,350         1,350         1,522          1,522
       Other investments                                          8,774         8,774         9,018          9,018
       Installment receivables                                   22,463        22,463        38,629         38,629
       Long-term debt (including current maturities)            238,518       241,051       350,417        349,052
       Interest rate swaps                                        6,369         6,369        (2,903)        (2,903)

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

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The company recognized gains of $1,185,000 in 2002 and $124,000 in 2001 on forward contracts which were recognized in cost of products sold and selling, general and administrative expenses.

INVACARE CORPORATION AND SUBSIDIARIES

FAIR VALUES OF FINANCIAL INSTRUMENTS--Continued

The following table represents the fair value of all outstanding forward contracts at December 31, 2002 and 2001. The valuations are based on market rates. All forward contracts noted below mature before January 2004 and January 2003, respectively.

December 31, 2002
                                                                       Cost                                    Market Value
                     U.S. dollar (In thousands)                     (Buy)/Sell           Gain/(Loss)            (Buy)/Sell
                     --------------------------                     ----------           -----------            ----------
                     Canadian Dollar                                    $8,700                   $88                $8,788
                     Euro                                                8,725                  (450)                8,275
                     New Zealand Dollar                                (10,670)                1,540                (9,130)
                     Swedish Kroner                                    (13,271)                  384               (12,887)
                     Mexican Peso                                       (6,530)                  (84)               (6,614)

December 31, 2001
                                                                       Cost                                    Market Value
                     U.S. dollar (In thousands)                     (Buy)/Sell           Gain/(Loss)            (Buy)/Sell
                     --------------------------                     ----------           -----------            ----------
                     Canadian Dollar                                    $7,800                  $103                $7,903
                     Euro                                                7,500                    87                 7,587
                     New Zealand Dollar                                (11,050)                 (106)              (11,156)
                     Swedish Kroner                                     (6,750)                   42                (6,708)

NON-RECURRING AND UNUSUAL ITEMS

In 2001, the company recorded a fourth quarter non-cash charge of approximately $31,950,000 ($25,250,000 after tax) to reserve the value of certain investments and notes receivable. The decline in value of these investments was determined to be other than temporary due in part to the recent economic decline and tightening of the capital markets which has made obtaining the additional funding that these entities require difficult.

In 2000, as a result of repaying EURO and DKK denominated debt, the company realized a non-recurring pre-tax foreign currency gain of approximately $20,130,000. The gain was offset by charges in the fourth quarter aggregating $8,700,000 related primarily to closing two distribution centers and a manufacturing plant ($3,700,000), severance costs due to staff reductions (nine individuals) primarily at the corporate office ($1,000,000) and costs associated with the settlement of litigation ($4,000,000). The entire amount of these charges have been utilized in accordance with their initial designation. In addition, during the fourth quarter of 2000, the company also increased its bad debt reserve impacting selling, general and administrative expenses by approximately $8,000,000.

BUSINESS SEGMENTS

The company operates in three primary business segments based on geographical area: North America, Europe and Australasia. The three reportable segments represent operating groups which offer products to different geographic regions.

The North  America  segment  sells  each of five  primary  product  lines  which includes: standard, rehab, distributed, respiratory, and continuing care products. Europe and Australasia sell the same product lines with the exception of distributed products. Each business segment sells to the home health care, retail and extended care markets.

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers is not considered in evaluating segment performance. Intersegment revenue for reportable segments are $61,178,000, $66,565,000 and $61,372,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS--Continued

In 2002, management changed how certain income and expense items should be allocated for management reporting purposes. In particular, various selling, general, and administrative expenses, previously not considered part of any particular segment and disclosed in the "Other" category, are now assigned to the North American segment. Additionally, management now assesses the Australasia segment excluding inter-company profit. Accordingly, the "Other" category now includes Australasian inter-company profit. Prior period amounts have been restated to reflect these changes.

The information by segment is as follows (In thousands):

                                              2002           2001          2000
                                          --------       --------       -------
   Revenues from external customers
        North America                     $793,464       $773,713      $741,255
        Europe                             251,443        236,093       238,208
        Australasia                         44,254         43,833        33,699
                                          --------       --------      --------
        Consolidated                    $1,089,161     $1,053,639    $1,013,162
                                         =========      =========     =========

   Depreciation and amortization
        North America                      $19,232        $23,365       $21,010
        Europe                               5,699          7,974         8,814
        Australasia                          1,623          2,047         1,585
        All Other (1)                           84             62            60
                                          --------       --------      --------
        Consolidated                       $26,638        $33,448       $31,469
                                         =========      =========     =========

   Net interest expense (income)
        North America                      $11,910        $16,154       $19,867
        Europe                               5,256          6,459         7,342
        Australasia                           (282)             9           195
        All Other (1)                       (6,312)        (7,161)       (7,358)
                                          --------       --------      --------
        Consolidated                       $10,572        $15,461       $20,046
                                         =========      =========     =========

   Earnings (loss) before income taxes
        North America                      $76,548        $84,208       $82,957
        Europe                              19,979          8,444        12,142
        Australasia                          5,740          4,739           981
        All Other (1)                       (5,737)           949         2,136
        Non-recurring and unusual item           -        (31,950)            -
                                          --------       --------      --------
        Consolidated                       $96,530        $66,390       $98,216
                                         =========      =========     =========

   Assets
        North America                     $510,135       $575,238      $593,271
        Europe                             295,085        254,970       257,240
        Australasia                         41,185         32,727        32,542
        All Other (1)                       60,298         51,602        68,802
                                          --------       --------      --------
        Consolidated                      $906,703       $914,537      $951,855
                                         =========      =========     =========
   Expenditures for assets
        North America                      $11,172       $11,980        $16,704
        Europe                               7,956         6,401          7,922
        Australasia                          2,381         1,734          1,639
        All Other (1)                          600            67            180
                                          --------       -------         ------
        Consolidated                       $22,109       $20,182        $26,445
                                          ========       =======         ======


(1) Consists of the domestic export unit, un-allocated corporate selling, general and administrative costs, the Invacare captive insurance unit and inter-company profits, which do not meet the quantitative criteria for determining reportable segments.

INVACARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS--Continued

Net sales by product, are as follows (In thousands):

      North America                          2002          2001            2000
      -------------                       -------       -------         -------
      Standard                           $281,126      $292,360        $285,568
      Rehab                               211,096       195,955         189,515
      Distributed                         146,573       127,975         121,662
      Respiratory                          82,528        88,915          84,284
      Continuing Care                      41,953        41,499          36,400
      Other                                30,188        27,009          23,826
                                          -------       -------         -------
                                         $793,464      $773,713        $741,255
                                          =======       =======         =======

      Europe                                 2002          2001            2000
      ------                              -------       -------         -------
      Standard                           $125,996      $121,355        $131,327
      Rehab                               113,162       102,801          96,786
      Respiratory                           7,664         7,607           6,352
      Continuing Care                       4,621         4,330           3,743
                                          -------       -------         -------
                                         $251,443      $236,093        $238,208
                                          =======       =======         =======

      Australasia                            2002          2001            2000
      -----------                         -------       -------         -------
      Rehab                               $32,752       $33,154         $25,731
      Respiratory                           4,207         5,440           4,329
      Standard                              2,917         2,394           1,597
      Continuing Care                       1,763         1,882             307
      Other                                 2,615           963           1,735
                                          -------       -------         -------
                                          $44,254       $43,833         $33,699
                                          =======      ========        ========

      Total Consolidated               $1,089,161    $1,053,639      $1,013,162
                                        =========     =========       =========


No single customer accounted for more than 5% of the company's sales.

INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                               QUARTER ENDED
                                                                              --------------
                                                                    (In thousands, except per share data)
                        2002                            March 31,        June 30,      September 30,      December 31,
                        ----                            ---------        ---------     -------------      ------------
    Net sales                                            $255,081         $271,846          $280,253          $281,981
    Gross profit                                           74,634           80,618            87,353            84,793
    Earnings before income taxes                           17,678           23,992            28,562            26,298
    Net earnings                                           11,868           16,102            19,162            17,638
    Net earnings per share - basic                            .39              .52               .62               .57
    Net earnings per share - assuming
       dilution                                               .38              .51               .61               .56

                        2001                            March 31,         June 30,    September 30,       December 31,
                        ----                            ---------        ---------     -------------      ------------
    Net sales                                            $254,149         $265,704          $272,210          $261,576
    Gross profit                                           76,890           80,855            83,838            76,764
    Earnings (loss) before income taxes                    18,791           26,123            31,452            (9,976)
    Net earnings (loss)                                    11,556           16,066            19,343           (11,775)
    Net earnings (loss) per share - basic                     .38              .52               .63              (.38)
    Net earnings (loss) per share - assuming
       dilution                                               .37              .51               .61              (.37)

See non-recurring and unusual items footnote for disclosure of charge taken in the fourth quarter of 2001.

INVACARE CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  (In thousands)                  COL A.         COL B.        COL C.         COL D.
                                                  ------         ------        ------         ------
                                                 Balance       Charged To                      Balance
                                               At Beginning     Cost And     Deductions        At End
                                                Of Period       Expenses      Describe        Of Period
      Year Ended December 31, 2002             ------------    ----------    ----------       ---------
      ----------------------------
      Deducted from asset accounts -

           Allowance for doubtful accounts       $28,797         $10,792      $(6,857)(A)      $32,732

           Inventory obsolescence reserve          5,463           2,137       (2,263)(B)        5,337

           Investments and related notes          29,000              -             -           29,000
             receivable

      Accrued warranty cost                        7,607          11,695       (7,854)(B)       11,448

      Accrued product liability                    5,816           5,086       (2,630)(C)        8,272

      Year Ended December 31, 2001
      ----------------------------
      Deducted from asset accounts -

          Allowance for doubtful accounts        $30,737          $7,533      $(9,473)(A)      $28,797

          Inventory obsolescence reserve           6,233           3,363       (4,133)(B)        5,463

          Investments and related notes                -          29,000            -           29,000
             receivable

      Accrued warranty cost                        7,917           5,587       (5,897)(B)        7,607

      Accrued product liability                    2,881           4,366       (1,431)(C)        5,816

      Year Ended December 31, 2000
      ----------------------------
      Deducted from asset accounts -

          Allowance for doubtful accounts        $21,434         $13,731      $(4,428)(A)      $30,737

          Inventory obsolescence                  10,682           3,970       (8,419)(B)        6,233

      Accrued warranty cost                        7,758           7,446       (7,287)(B)        7,917

      Accrued product liability                    6,825           2,664       (6,608)(C)        2,881

       Note (A) - Uncollectible accounts written off, net of recoveries.

       Note (B) - Amounts written off or payments incurred.

       Note (C) - Loss and loss adjustment.

Exhibit 21

1.   Invacare Ltd., a U.K. corporation and wholly owned subsidiary.*

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

9. Lam Craft Industries, Incorporated, a Missouri corporation and wholly owned subsidiary.

10.  Invacare Poirier S.A.S., a French corporation and wholly owned subsidiary.

11. Dynamic Controls Unlimited, a New Zealand corporation and wholly owned subsidiary.

12. Quantrix Consultants Unlimited, a New Zealand corporation and wholly owned subsidiary.

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

17. Genus Medical Products USA, Inc., a New York corporation and wholly owned subsidiary.

18. Invacare Florida Corporation, a Delaware corporation and wholly owned subsidiary.

19. Invacare New Zealand Unlimited, a New Zealand corporation and wholly owned subsidiary.

20.  Invacare AG, a Swiss corporation and wholly owned subsidiary.

21.  Invacare   International   Sarl,  a  Swiss  corporation  and  wholly  owned
     subsidiary.

22.  Healthtech  Products,   Inc.,  a  Missouri  corporation  and  wholly  owned
     subsidiary.

23.  Invacare Lda., a Portugal company and wholly owned subsidiary.

24. Invacare Supply Group, formerly Suburban Ostomy Supply Company, Inc., a Massachusetts corporation and wholly owned subsidiary.

25. Roller Chair Pty. Ltd., an Australian corporation and wholly owned subsidiary.

26.  Silcraft Corporation, a Michigan corporation and wholly owned subsidiary.

27. The Aftermarket Group, Inc., a Delaware corporation and wholly owned subsidiary.

28. Scandinavian Mobility International ApS, a Danish corporation and wholly owned subsidiary.

29.  Invacare Hong A/S, a Danish corporation and wholly owned subsidiary.

30.  Invacare A/S, a Danish corporation and wholly owned subsidiary.

31.  Invacare AB, a Swedish corporation and wholly owned subsidiary.

32.  Invacare NV, a Belgium corporation and wholly owned subsidiary.

33. Scandinavian Mobility Niltek A/S, a Danish corporation and wholly owned subsidiary.

34. Scandinavian Mobility Radius A/S, a Danish corporation and wholly owned subsidiary.

35.  EC-Invest A/S, a Danish corporation and wholly owned subsidiary.

36.  Invacare Holdings AS, a Norwegian corporation and wholly owned subsidiary.

37.  Groas A/S, a Norwegian corporation and wholly owned subsidiary.

38.  Invacare Rea AB, a Swedish corporation and wholly owned subsidiary.

39.  France Reval GmbH, a French corporation and wholly owned subsidiary.

40.  Scandinavian   Mobility  GmbH,  a  German   corporation  and  wholly  owned
     subsidiary.

41.  Invacare B.V., a Netherlands corporation and wholly owned subsidiary.

42.  Samarite B.V., a Netherlands corporation and wholly owned subsidiary.

43.  Revato B.V., a Netherlands corporation and wholly owned subsidiary.

44. Scandinavian Mobility Medical Services B.V., a Netherlands corporation and wholly owned subsidiary.

45. Invacare Australia Pty, Ltd., an Australian corporation and wholly owned subsidiary.

46. Adaptive Switch Laboratories, Inc., a Texas corporation and wholly owned subsidiary.

47.  Garden  City  Medical  Inc.,  a  Delaware   corporation  and  wholly  owned
     subsidiary.

48. Hatfield Mobility Unlimited, a New Zealand corporation and wholly owned subsidiary.

49. Pro Med Equipment Pty, Ltd., an Australian corporation and wholly owned subsidiary.

50.  Invacare AS, a Norwegian corporation and wholly owned subsidiary.

51. Pro Med Australia Pty, Ltd., an Australian corporation and wholly owned subsidiary.

52.  Invacare, S.A., a Spanish corporation and wholly owned subsidiary.

53.  Invacare   Holdings  Two  AB,  a  Swedish   corporation  and  wholly  owned
     subsidiary.

54.  Invacare Holdings AB, a Swedish corporation and wholly owned subsidiary.

55.  Invacare   Holdings  CV,  a  Netherlands   corporation   and  wholly  owned
     subsidiary.

56.  Invacare   Holdings  BV,  a  Netherlands   corporation   and  wholly  owned
     subsidiary.

57.  Invacare   Verwaltungs   GmbH,  a  German   corporation  and  wholly  owned
     subsidiary.

58.  Invacare GmbH and Co. KG, a German corporation and wholly owned subsidiary.

59. Invacare Holdings Two BV, a Netherlands corporation and wholly owned subsidiary.

60. Invacare Holdings New Zealand, a New Zealand corporation and wholly owned subsidiary.

61.  Invacare  Bencraft Ltd., a U.K.  corporation  and wholly owned  subsidiary.

--------------------------------------------------------------------------------
* "Wholly owned subsidiary" refers to indirect, as well as direct, wholly owned subsidiaries.

Exhibit 23

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Forms S-8, No. 33-45993 dated February 24, 1992, No. 33-87052 dated December 5, 1994 and No. 33-57978 dated March 30, 2001) pertaining to the Invacare Corporation stock option plans, of our report dated January 22, 2003, with respect to the consolidated financial statements and schedule of Invacare Corporation and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2002.



                                                              ERNST & YOUNG LLP



Cleveland, Ohio
March 5, 2003