Form 10-Q
period 2003-03-31
INVACARE CORP
filed 2003-05-09
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended              March 31, 2003
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

                                 (440)329-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name,former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No

Indicate by check mark if the registrant is an accelerated  filer (as defined in
Rule 12b-2 of the Act). Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

As of May 6, 2003, the company had 29,714,518 Common Shares and 1,112,023 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  March 31, 2003 and December 31, 2002........................3

         Condensed Consolidated Statement of Earnings -

                  Three Months Ended March 31, 2003 and 2002..................4

         Condensed Consolidated Statement of Cash Flows -

                  Three Months Ended March 31, 2003 and 2002..................5

         Notes to Condensed Consolidated Financial

                  Statements - March 31, 2003.................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............10

Item 3.  Quantitative and Qualitative Disclosure of Market Risk...............14

Item 4.  Controls and Procedures..............................................14

Part II.  OTHER INFORMATION:
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.....................................15

SIGNATURES....................................................................15

CERTIFICATIONS................................................................16

Part I.  FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)

                      INVACARE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                                                                        March 31,           December 31,
                                                                                             2003                   2002
                                                                                             ----                   ----
                                                                                       (unaudited)
ASSETS                                                                                             (In thousands)
------
CURRENT ASSETS
..........Cash and cash equivalents                                                         $5,427                $13,086
..........Marketable securities                                                              1,319                  1,350
..........Trade receivables, net                                                           209,347                200,388
..........Installment receivables, net                                                      16,983                 20,953
..........Inventories, net                                                                 115,344                111,382
..........Deferred income taxes                                                             27,063                 26,053
..........Other current assets                                                              18,585                 25,600
                                                                                          -------                -------
..........         TOTAL CURRENT ASSETS                                                    394,068                398,812

OTHER ASSETS                                                                               53,109                 51,031
OTHER INTANGIBLES                                                                           3,934                  4,779
PROPERTY AND EQUIPMENT, NET                                                               131,289                130,963
GOODWILL, NET                                                                             337,548                321,118
                                                                                          -------                -------
..........         TOTAL ASSETS                                                           $919,948               $906,703
                                                                                         ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
..........Accounts payable                                                                 $78,614                $80,511
..........Accrued expenses                                                                  67,393                 66,414
..........Accrued income taxes                                                              19,278                 16,049
..........Current maturities of long-term obligations                                        1,389                  4,479
                                                                                          -------                -------
..........         TOTAL CURRENT LIABILITIES                                               166,674                167,453

LONG-TERM DEBT                                                                            223,626                234,134

OTHER LONG-TERM OBLIGATIONS                                                                24,733                 24,804

SHAREHOLDERS' EQUITY
..........Preferred shares                                                                       -                      -
..........Common shares                                                                      7,600                  7,580
..........Class B common shares                                                                278                    278
..........Additional paid-in-capital                                                       101,020                 98,995
..........Retained earnings                                                                419,116                407,235
..........Accumulated other comprehensive earnings (loss)                                    1,957                (18,729)
..........Treasury shares                                                                  (23,074)               (13,843)
..........Unearned compensation on stock awards                                             (1,982)                (1,204)
                                                                                          -------                -------
..........         TOTAL SHAREHOLDERS' EQUITY                                              504,915                480,312
                                                                                          -------                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $919,948               $906,703
                                                                                         ========               ========

See notes to condensed consolidated financial statements.


                      INVACARE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Earnings - (unaudited)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                2003                  2002
                                                                           ---------------------------------
                                                                          (In thousands except per share data)
Net sales                                                                   $276,673              $255,081
Cost of products sold                                                        196,222               180,447
                                                                             -------               -------
    Gross profit                                                              80,451                74,634
Selling, general and administrative expense                                   60,520                53,417
Interest income                                                               (1,036)                 (929)
Interest expense                                                               2,700                 4,468
                                                                             -------               -------
    Earnings before income taxes                                              18,267                17,678
Income taxes                                                                   6,010                 5,810
                                                                             -------               -------
    NET EARNINGS                                                            $ 12,257              $ 11,868
                                                                             =======               =======
    DIVIDENDS DECLARED PER COMMON SHARE                                        .0125                 .0125
                                                                             =======               =======
Net earnings per share - basic                                                $ 0.40                $ 0.39
                                                                             =======               =======
Weighted average shares outstanding - basic                                   30,830                30,738
                                                                             =======               =======
Net earnings per share - assuming dilution                                    $ 0.39                $ 0.38
                                                                             =======               =======
Weighted average shares outstanding - assuming dilution                       31,431                31,572
                                                                             =======               =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                        2003            2002
                                                                                                        ----            ----
OPERATING ACTIVITIES                                                                                       (In thousands)
         Net earnings                                                                               $ 12,257         $ 11,868
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                            6,600            6,136
              Provision for losses on trade and installment receivables                                2,633            1,744
              Provision for deferred income taxes                                                         76              233
              Provision for other deferred liabilities                                                   661              694
         Changes in operating assets and liabilities:
              Trade receivables                                                                       (5,722)           6,270
              Inventories                                                                               (382)           7,164
              Other current assets                                                                     6,377            4,654
              Accounts payable                                                                        (3,657)         (10,502)
              Accrued expenses                                                                         1,032           (2,075)
              Other deferred liabilities                                                                (631)             687
                                                                                                      ------           ------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           19,244           26,873

INVESTING ACTIVITIES
         Purchases of property and equipment                                                          (3,775)          (4,721)
         Proceeds from sale of property and equipment                                                     13                4
         Installment sales contracts, net                                                              3,441            4,231
         Marketable securities                                                                             -              (72)
         Increase in other investments                                                                   (78)             (82)
         Increase in other long term assets                                                           (2,130)          (4,395)
         Business acquisitions, net of cash acquired                                                  (1,836)               -
         Other                                                                                          (747)             566
                                                                                                      ------           ------
                 NET CASH REQUIRED FOR INVESTING ACTIVITIES                                           (5,112)          (4,469)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                             84,233           41,708
         Payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                         (98,355)         (71,174)
         Proceeds from exercise of stock options                                                         220            1,951
         Purchases of treasury stock                                                                  (8,344)               -
         Payment of dividends                                                                           (364)            (394)
                                                                                                      ------           ------
                NET CASH REQUIRED FOR FINANCING ACTIVITIES                                           (22,610)         (27,909)
Effect of exchange rate changes on cash                                                                  819              152
                                                                                                      ------           ------
Decrease in cash and cash equivalents                                                                 (7,659)          (5,353)
Cash and cash equivalents at beginning of period                                                      13,086           16,683
                                                                                                      ------           ------
Cash and cash equivalents at end of period                                                            $5,427          $11,330
                                                                                                      ======           ======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                                 March 31, 2003

Nature of Operations - Invacare Corporation and its subsidiaries (the "company") is the leading home medical equipment manufacturer in the world based on its distribution channels, the breadth of its product line and net sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care, retail and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, seating and positioning systems, motorized scooters, patient aids, home care beds, respiratory products and distributed products.

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its majority owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 2003 and the results of its operations for the three months ended March 31, 2003 and 2002 and changes in its cash flows for the three months ended March 31, 2003 and 2002. Certain foreign subsidiaries are consolidated using a February 28 quarter end. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions are eliminated.

Reclassifications - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the period ended March 31, 2003.

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

The North  America  segment  sells  each of five  primary  product  lines  which include: standard, rehab, distributed, respiratory, and continuing care products. Europe and Australasia sell the same product lines with the exception of distributed products. Each business segment sells to the home health care, retail and extended care markets.

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers are not considered in evaluating segment performance. Intersegment revenue for reportable segments was $15,729,000 for the period ended March 31, 2003 and $14,158,000 for the same period a year ago.

The information by segment is as follows (in thousands):

                                                            Three Months Ended
                                                                March 31,
                                                          2003            2002
                                                      --------         -------
   Revenues from external customers
        North America                                 $200,383        $191,769
        Europe                                          62,439          54,335
        Australasia                                     13,851           8,977
                                                      --------         -------
        Consolidated                                  $276,673        $255,081
                                                      ========        ========

   Earnings (loss) before income taxes
        North America                                  $16,108         $17,406
        Europe                                           2,320             906
        Australasia                                      1,266             438
        All Other *                                     (1,427)         (1,072)
                                                      --------        --------
        Consolidated                                   $18,267         $17,678
                                                      ========        ========

* Consists of the domestic export unit, unallocated corporate selling, general and administrative costs, the Invacare captive insurance unit, and intercompany profits which do not meet the quantitative criteria for determining reportable segments.

Net Earnings Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.

                                                            Three Months Ended
                                                                March 31,
                                                           2003             2002
                                                           ----             ----
                                                        (In thousands except per
                                                               share data)
             Basic
                Average common shares outstanding        30,830           30,738

                Net earnings                            $12,257          $11,868

                Net earnings per common share            $  .40           $  .39

             Diluted
                Average common shares outstanding        30,830           30,738
                Stock options and awards                    601              834
                                                         ------           ------
                Average common shares assuming
                      dilution                           31,431           31,572

                Net earnings                            $12,257          $11,868

                Net earnings per common share            $  .39           $  .38

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet for the quarter was the result of currency translation, except for a goodwill increase of $1,592,000 related to the North American segment for the strategic acquisition of a small company. All of the Company's other intangible assets have definite lives and are amortized over their useful lives.

As of March 31, 2003 and December 31, 2002, other intangibles consisted of the following (in thousands):

                            March 31, 2003              December 31, 2002
                            --------------              -----------------

                      Historical     Accumulated    Historical     Accumulated
                         Cost       Amortization       Cost       Amortization
                      ----------    ------------    ----------    ------------
  License agreements    $6,090          $4,021        $6,037          $3,875
  Patents                1,736             932         2,396             880
  Other                  2,633           1,572         2,576           1,475
                       -------          ------       -------          ------
                       $10,459          $6,525       $11,009          $6,230
                       =======          ======       =======          ======

Amortization expense related to other intangibles was $295,000 in the first quarter of 2003 and is estimated to be $1,041,000 in 2004, $543,000 in 2005,
$229,000 in 2006, $215,000 in 2007 and $210,000 in 2008.

Accounting for Stock-Based Compensation - The company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Accordingly, no compensation cost has been recognized for non-qualified stock options. However, expense was recorded for the 90,203 restricted stock awards granted since 2001. Had compensation cost for the company's stock option plans been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS 123, the company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              Three Months Ended
                                                                  March 31,
                                                              2003         2002
                                                             -----         -----
                                                            (In thousands except
                                                               per share data)
   Net earnings - as reported *                            $12,257      $11,868
   Less:  compensation expense determined based on the
               fair-value method for all awards granted at
               market value, net of related tax effects      1,141        1,042
                                                           -------      -------
   Net earnings - pro forma                                $11,116      $10,826
                                                           =======      =======

   Earnings per share as reported - basic                     $.40         $.39
   Earnings per share as reported - assuming dilution         $.39         $.38

   Pro forma earnings per share - basic                       $.36         $.35
   Pro forma earnings per share - assuming dilution           $.35         $.34

   * Includes stock compensation expense, net of tax, on
     restricted awards granted without cost of:                $77          $57

Warranty Costs - Generally, the company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

   Balance as of January 1, 2003                                       $ 11,448
   Warranties issued during the period                                    1,858
   Settlements made during the period                                    (1,751)
   Changes in liability for pre-existing warranties during
       the period, including expirations                                    133
                                                                        -------
   Balance as of March 31, 2003                                         $11,688
                                                                        =======

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                             Three Months Ended
                                                                  March 31,
                                                               2003       2002
                                                               ----       ----
   Net earnings                                             $12,257    $11,868
   Foreign currency translation gain (loss)                  21,559     (3,095)
   Unrealized loss on available for sale securities             (21)        (3)
   Current period unrealized gain (loss) on cash flow hedges   (852)       804
                                                            -------    -------
        Total comprehensive earnings                        $32,943    $ 9,574
                                                            =======    =======

Statement of Cash Flows - The company made payments of (in thousands):

                                                       Three Months Ended
                                                            March 31,
                                                   2003                    2002
                                                   ----                    ----
       Interest                                  $3,769                  $5,299
       Income taxes                               2,679                   2,657

Inventories - Inventories consist of the following components (in thousands):

                                              March 31,            December 31,
                                                   2003                    2002
                                                -------                 -------
       Raw materials                           $ 38,773                $ 35,457
       Work in process                           11,363                  12,789
       Finished goods                            65,208                  63,136
                                                -------                 -------
                                               $115,344                $111,382
                                                =======                 =======

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs at that point; therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                              March 31,             December 31,
                                                   2003                    2002
                                                -------                 -------
       Land, buildings and improvements         $55,329                 $55,232
       Machinery and equipment                  203,655                 199,448
       Furniture and fixtures                    16,437                  15,641
       Leasehold improvements                    14,185                  13,874
                                                -------                 -------
                                                289,606                 284,195
       Less allowance for depreciation         (158,317)               (153,232)
                                                -------                 -------
                                              $ 131,289               $ 130,963
                                                =======                 =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Current Report on Form 8-K filed on April 17, 2003.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 2003 were $276,673,000 compared to $255,081,000 for the same period a year ago, representing an 8% increase. The impact of foreign currency translation increased sales by 5%, the exit of two products lines decreased sales growth by 2% and the remaining increase of 5% was driven primarily by increases in North America and Australasia offset by sales declines in Europe.

North American Operations

North American sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, scooters and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products, increased 4% from the prior year. The exit of two product lines decreased sales growth by 2% for the quarter. The gain was principally due to sales volume increases in respiratory products (27%), rehab products (12%) and supplies (5%) while standard and continuing care product sales were each down 5% and 6%, respectively. Standard product sales declined primarily due to continued pricing pressures. Continuing Care product sales declined due to a difficult regulatory environment related to Medicaid reimbursement.

European Operations

European net sales increased 15% to $62,439,000 from $54,335,000 in the first quarter last year. Adjusting for the impact of foreign currency translation, European net sales decreased 4% in the quarter versus the same period a year ago due to slower than expected sales in the Nordic region and reimbursement pressures in Germany.

Australasia Operations

The Australasia operations consist of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and Invacare New Zealand, a distribution business. Australasia net sales increased 54% to $13,851,000 from $8,977,000 in the first quarter last year. Adjusting for the impact of foreign currency translation, Australasia net sales increased 22% in the quarter versus the same period a year ago. A significant amount of the increase related to larger purchases by a customer of Dynamic Controls.

GROSS PROFIT

Gross profit as a percentage of net sales for the three-month period ended March 31, 2003 was 29.1% compared to 29.3% for the same period last year. The overall decrease in margin as a percentage of net sales is primarily due to a sales mix toward lower margin products and pricing pressures, particularly in the North American standard products segment. North American margins declined to 29.1% compared with 30.0% in the prior year primarily as a result of a shift in product mix to lower margin respiratory products, consumer power products and supplies and continued pricing pressure in standard products as a result of increased competing low cost imports. Gross profit for Europe improved by 2.7 percentage points due to an improved gross margin related to cost reduction projects and a shift in sales mix toward higher margin products, along with a favorable impact from foreign currency translation. Gross profit in Australasia declined by 1.8 percentage points as a percent of sales, due to higher sales of lower margin products in the company's Dynamic Controls subsidiary.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three months ended March 31, 2003 was 21.9% compared to 20.9% in the same period a year ago. The dollar increase was $7,103,000 or 13%, due in part to foreign currency translation, continued investments in marketing and branding programs, a significant increase in insurance costs and additional provisions for bad debt. Excluding the impact of foreign currency, selling, general and administrative expense increased by 7.6% compared with the prior year.

North American selling, general and administrative expense increased $3,862,000 or 9.9% with foreign currency having an immaterial impact. The increase was due to continued investments in marketing and branding programs, a significant increase in insurance costs and additional provisions for bad debt. European selling, general and administrative expense increased $2,959,000 or 3.4% excluding the impact of foreign currency translation. The increase was attributable to additional costs for the new European headquarters in Switzerland and supply chain initiatives. Australasian selling, general and administrative expense increased $282,000 in reported dollars for the quarter, but decreased by 8.2% excluding the impact of foreign currency translation as a result of tight controls on spending.

INTEREST

Interest expense in the three months ended March 31, 2003 decreased by $1,768,000 as a result of reduced debt levels and lower overall rates while interest income remained relatively unchanged compared to the same period a year ago.

INCOME TAXES

The company had an effective tax rate of 32.9% which is the same effective tax rate for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term debt decreased $10.5 million to $223.6 million for the three months ended March 31, 2003. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its bank lines of credit and working capital management. As of March 31, 2003, the company had approximately $309.4 million available under its lines of credit. Under the most restrictive covenant of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $220.7 million as of March 31, 2003.

The company's borrowing arrangements contain covenants with respect to interest coverage, net worth, dividend payments, working capital, funded debt to capitalization and interest coverage, as defined in the company's bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of March 31, 2003. The company expects to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 2003 will approximate $28 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $19.2 million for the first quarter of 2003 compared to $26.9 million in 2002. Operating cash flows decreased in the first quarter of 2003 compared to the same period a year ago as accounts receivable and inventory increased in the first quarter of 2003; whereas each had declined in the first quarter of last year.

Cash flows required by investing activities were $5.1 million for the first quarter of 2003 compared to $4.5 million in 2002. The increase is a result of the strategic acquisition of a small business, primarily offset by decreased installment receivables, other long term assets and purchases of property, plant and equipment.

Cash flows required by financing activities were $22.6 million compared to cash required of $27.9 million in 2002. Financing activities for the first quarter of 2003 were impacted by the company's continued effort to pay down long-term borrowings by $14.1 million and purchases of treasury stock of $8.3 million.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On February 6, 2003, the Board of Directors for Invacare Corporation declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of April 1, 2003, to be paid on April 7, 2003. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. There has been no change in the company's critical accounting policies as disclosed in Form 10-K filed for the year ended December 31, 2002. In addition, no new critical accounting policies have been adopted in the first quarter of 2003. The Company does not believe there is a great likelihood that materially different amounts would be reported related to its critical accounting policies. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Accounting for Stock-Based Compensation
The company accounts for options under its stock-based compensation plans using the intrinsic value method proscribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant; thus, no compensation cost has been reflected in the Consolidated Statement of Earnings for these options. In addition, restricted stock awards have been granted without cost to the recipients and are being expensed on a straight-line basis over the vesting periods. If the company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation for all stock options granted, net earnings per share assuming dilution would have been reduced by $.04 in the first quarter of 2003 and by $.04 in the first quarter of 2002.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides guidance for those companies wishing to voluntarily change to the fair value based method of accounting for stock-based compensation. The statement also amends the disclosure requirements of SFAS No. 123. While Invacare continues to utilize the disclosure-only provisions of SFAS No. 123, the company has modified its disclosures to comply with the new statement. See Accounting for Stock-Based Compensation in the Notes to the Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on March 31, 2003 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,828,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q constitute forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "achieve," "increase," "plan," "can," "expect," "pursue," "benefit," "continue," "exceed," "improve," "believe," "estimate," "anticipate," "build," "strengthen," "new," "lower," "drive," "seek," "hope," and "create," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues (including those that affect the viability of customers), the ability to design, manufacture and distribute new products with higher functionality and lower costs, the ability to accelerate market acceptance of and transition to new products, the effect of offering customers competitive financing terms, Invacare's ability to successfully identify, acquire and integrate acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions, the timely and efficient completion of facility consolidation, the vagaries of any litigation or regulatory investigations that the company may be or become involved in at any time, the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions, foreign currency and interest rate risk, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. The company undertakes no obligation to review or update these forward-looking or other information contained herein.

Item 3.           Quantitative and Qualitative Disclosure of Market Risk.

The information called for by this item is provided under the same caption under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.           Controls and Procedures.

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of March 31, 2003 in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no significant changes subsequent to March 31, 2003 and prior to the date of this filing in the company's internal controls or in other factors that could significantly affect internal controls.


Part II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

        A  Exhibits:
           Official Exhibit No.
          ---------------------

          10(z)Amendment No. 3 to the Invacare  Corporation  1994  Performance
               Plan

          99.1 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          99.2 Certification of the Chief Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

       B  Reports on Form 8-K:  None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       INVACARE CORPORATION



                                                    By:/s/ Gregory C. Thompson
                                                       ------------------------
                                                       Gregory C. Thompson
                                                       Senior Vice President and
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)

Date:  May 9, 2003

                                 CERTIFICATIONS

I, Gregory C. Thompson, certify that:

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

                                                     INVACARE CORPORATION



                                                  By:  /s/ Gregory C. Thompson
                                                        ----------------------
                                                        Gregory C. Thompson
                                                        Chief Financial Officer
                                                        (Principal Financial and
                                                        Accounting Officer)

Date:  May 9, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

                                                     INVACARE CORPORATION



                                               By: /s/ A. Malachi Mixon, III
                                                   -------------------------
                                                   A. Malachi Mixon, III
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

Date:  May 9, 2003