Form 10-Q
period 2003-06-30
INVACARE CORP
filed 2003-08-06
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended             June 30, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

As of August 4, 2003, the company had 29,787,577 Common Shares and 1,112,023 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX
                                      -----


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  June 30, 2003 and December 31, 2002.........................3

         Condensed Consolidated Statement of Earnings -

                  Three and Six Months Ended June 30, 2003 and 2002...........4

         Condensed Consolidated Statement of Cash Flows -

                  Six Months Ended June 30, 2003 and 2002.....................5

         Notes to Condensed Consolidated Financial

                  Statements - June 30, 2003..................................6

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

Item 4.  Result of Votes of Security Holders..................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................15

SIGNATURES....................................................................16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                      INVACARE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                                                                         June 30,           December 31,
                                                                                             2003                   2002
                                                                                             ----                   ----
                                                                                       (unaudited)
ASSETS                                                                                           (In thousands)
------
CURRENT ASSETS
..........Cash and cash equivalents                                                         $7,739                $13,086
..........Marketable securities                                                              1,503                  1,350
..........Trade receivables, net                                                           225,368                200,388
..........Installment receivables, net                                                      12,308                 20,953
..........Inventories, net                                                                 125,539                111,382
..........Deferred income taxes                                                             27,754                 26,053
..........Other current assets                                                              22,604                 25,600
                                                                                          -------                -------
..........         TOTAL CURRENT ASSETS                                                    422,815                398,812

OTHER ASSETS                                                                               56,545                 51,031
OTHER INTANGIBLES                                                                           3,695                  4,779
PROPERTY AND EQUIPMENT, NET                                                               136,518                130,963
GOODWILL, NET                                                                             355,991                321,118
                                                                                          -------                -------
..........         TOTAL ASSETS                                                           $975,564               $906,703
                                                                                         ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
..........Accounts payable                                                                 $95,189                $80,511
..........Accrued expenses                                                                  79,213                 66,414
..........Accrued income taxes                                                              13,662                 16,049
..........Current maturities of long-term obligations                                        2,785                  4,479
                                                                                          -------                -------
..........         TOTAL CURRENT LIABILITIES                                               190,849                167,453

LONG-TERM DEBT                                                                            210,107                234,134

OTHER LONG-TERM OBLIGATIONS                                                                26,949                 24,804

SHAREHOLDERS' EQUITY
..........Preferred shares                                                                       -                      -
..........Common shares                                                                      7,629                  7,580
..........Class B common shares                                                                278                    278
..........Additional paid-in-capital                                                       103,181                 98,995
..........Retained earnings                                                                434,182                407,235
..........Accumulated other comprehensive earnings (loss)                                   27,883                (18,729)
..........Treasury shares                                                                  (23,686)               (13,843)
..........Unearned compensation on stock awards                                             (1,808)                (1,204)
                                                                                          -------                -------
..........         TOTAL SHAREHOLDERS' EQUITY                                              547,659                480,312
                                                                                          -------                -------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $975,564               $906,703
                                                                                         ========               ========

See notes to condensed consolidated financial statements.

                           INVACARE CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statement of Earnings - (unaudited)


                                                                   Three Months Ended                   Six Months Ended
(In thousands except per share data)                                    June 30,                            June 30,
                                                                  2003            2002                 2003            2002
                                                              ------------------------             ------------------------
Net sales                                                     $300,114        $271,846             $576,787        $526,927
Cost of products sold                                          212,280         191,228              408,502         371,675
                                                               -------         -------              -------         -------
    Gross profit                                                87,834          80,618              168,285         155,252
Selling, general and administrative expense                     63,589          53,631              124,109         107,048
Interest income                                                  1,433           1,143                2,469           2,072
Interest expense                                                 2,656           4,138                5,356           8,606
                                                               -------         -------              -------         -------
    Earnings before income taxes                                23,022          23,992               41,289          41,670
Income taxes                                                     7,575           7,890               13,585          13,700
                                                               -------         -------              -------         -------
    NET EARNINGS                                              $ 15,447        $ 16,102             $ 27,704        $ 27,970
                                                               =======         =======              =======         =======
    DIVIDENDS DECLARED PER
       COMMON SHARE                                              .0125           .0125                .0250           .0250
                                                               =======         =======              =======         =======

Net earnings per share - basic                                  $ 0.50          $ 0.52               $ 0.90          $ 0.91
                                                               =======         =======              =======         =======
Weighted average shares outstanding - basic                     30,799          30,890               30,815          30,814
                                                               =======         =======              =======         =======
Net earnings per share - assuming dilution                      $ 0.49          $ 0.51               $ 0.88          $ 0.88
                                                               =======         =======              =======         =======
Weighted average shares outstanding -
   assuming dilution                                            31,507          31,807               31,527          31,677
                                                               =======         =======              =======         =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                        2003             2002
                                                                                                        ----             ----
OPERATING ACTIVITIES                                                                                       (In  thousands)
         Net earnings                                                                                $27,704          $27,970
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                           13,697           12,495
              Provision for losses on trade and installment receivables                                6,200            3,259
              Provision for deferred income taxes                                                        891              653
              Provision for other deferred liabilities                                                 1,319            1,369
         Changes in operating assets and liabilities:
              Trade receivables                                                                      (13,745)           5,138
              Inventories                                                                             (5,257)          10,991
              Other current assets                                                                     2,816            4,585
              Accounts payable                                                                         8,395           (5,899)
              Accrued expenses                                                                         2,277            1,753
                 Other deferred liabilities                                                              979               95
                                                                                                     -------          -------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           45,276           62,409

INVESTING ACTIVITIES
         Purchases of property and equipment                                                          (9,884)          (9,195)
         Installment sales contracts, net                                                              5,780            6,331
         Increase in other long term assets                                                           (3,416)          (3,648)
         Business acquisitions, net of cash acquired                                                  (5,808)               -
         Other                                                                                        (1,526)              82
                                                                                                     -------          -------
                  NET CASH REQUIRED BY INVESTING ACTIVITIES                                          (14,854)          (6,430)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                            207,374          109,780
         Payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                        (238,453)        (179,040)
         Proceeds from exercise of stock options                                                        1,244            4,278
         Purchases of treasury stock                                                                  (8,345)               -
         Payment of dividends                                                                           (745)            (788)
                                                                                                     -------          -------
                  NET CASH REQUIRED BY FINANCING ACTIVITIES                                          (38,925)         (65,770)
Effect of exchange rate changes on cash                                                                3,156            2,681
                                                                                                     -------          -------
Decrease in cash and cash equivalents                                                                 (5,347)          (7,110)
Cash and cash equivalents at beginning of period                                                      13,086           16,683
                                                                                                     -------          -------
Cash and cash equivalents at end of period                                                           $ 7,739          $ 9,573
                                                                                                     =======          =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                                  June 30, 2003

Nature of Operations - Invacare Corporation and its subsidiaries ("Invacare" or the "company") is the leading home medical equipment manufacturer in the world based on its distribution channels, the breadth of its product line and net sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care, retail and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, seating and positioning systems, motorized scooters, patient aids, home care beds, respiratory products and distributed products.

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its majority owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 2003 and the results of its operations for the three and six months ended June 30, 2003 and 2002, respectively, and changes in its cash flows for the six months ended June 30, 2003 and 2002, respectively. Certain foreign subsidiaries are consolidated using a May 31 quarter end. The results of operations for the three and six months ended June 30, 2003, respectively, are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions are eliminated.

Reclassifications - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the periods ended June 30, 2003.

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

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment net sales and transfers are not considered in evaluating segment performance. Intersegment net sales for reportable segments was $18,863,000 and $34,592,000 for the three and six months ended June 30, 2003, respectively, and $15,494,000 and $29,652,000 for the same periods in the preceding year.

The information by segment is as follows (in thousands):

                                                                      Three Months Ended                   Six Months Ended
                                                                            June 30,                           June 30,
                                                                      2003              2002             2003             2002
                                                                     -----             -----            -----            -----
   Revenues from external customers
        North America                                             $212,990          $202,121         $413,373         $393,890
        Europe                                                      68,742            59,061          131,181          113,396
        Australasia                                                 18,382            10,664           32,233           19,641
                                                                   -------            ------           ------           ------
        Consolidated                                              $300,114          $271,846         $576,787         $526,927
                                                                   =======          ========         ========         ========

   Earnings (loss) before income taxes
        North America                                              $17,356           $20,291          $33,464          $37,697
        Europe                                                       4,295             3,801            6,615            4,707
        Australasia                                                  2,012             1,136            3,278            1,574
        All Other *                                                   (641)           (1,236)          (2,068)          (2,308)
                                                                     -----           -------          -------          -------
        Consolidated                                               $23,022           $23,992          $41,289          $41,670
                                                                   =======           =======          =======          =======

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

                                                                            Three Months Ended             Six Months Ended
                                                                                  June 30,                      June 30,
                                                                            2003           2002           2003           2002
                                                                            -----         -----          -----          -----
                                                                                  (In thousands, except per share data)
Basic
   Average common shares outstanding                                      30,799         30,890         30,815         30,814

   Net earnings                                                          $15,447        $16,102        $27,704        $27,970

   Net earnings per common share                                          $  .50         $  .52         $  .90         $  .91

Diluted
   Average common shares outstanding                                      30,799         30,890         30,815         30,814
   Stock options and awards                                                  708            917            712            863
                                                                           -----          -----          -----          -----
   Average common shares assuming dilution                                31,507         31,807         31,527         31,677

   Net earnings                                                          $15,447        $16,102        $27,704        $27,970

   Net earnings per common share                                          $  .49         $  .51         $  .88         $  .88

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet for the year was the result of currency translation, except for goodwill increases of $1,592,000 in North America and $1,391,000 in Europe as the result of strategic acquisitions. All of the Company's other intangible assets have definite lives and are amortized over their useful lives.

As of June 30, 2003 and December 31, 2002, other intangibles consisted of the following (in thousands):

                                                    June 30, 2003                     December 31, 2002
                                                  -----------------                   -----------------
                                            Historical        Accumulated       Historical        Accumulated
                                                  Cost       Amortization             Cost       Amortization
                                            ----------       ------------       ----------       ------------
  License agreements                            $6,108             $4,165           $6,037             $3,875
  Patents                                        1,718                984            2,396                880
  Other                                          2,688              1,670            2,576              1,475
                                               -------            -------          -------            -------
                                               $10,514             $6,819          $11,009             $6,230
                                               =======             ======          =======             ======

Amortization expense related to other intangibles was $294,000 in the second quarter of 2003, $589,000 for the six months ended June 30, 2003 and is estimated to be $1,127,000 in 2004, $673,000 in 2005, $224,000 in 2006, $210,000
in 2007 and $210,000 in 2008.

Accounting for Stock-Based Compensation - The company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Accordingly, no compensation cost has been recognized for non-qualified stock options. However, expense was recorded for the 90,203 restricted stock awards granted since 2001. Had compensation cost for the company's stock option plans been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS 123, the company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                                                              Three Months Ended          Six Months Ended
                                                                                   June 30,                   June 30,
                                                                              2003          2002         2003          2002
                                                                           -------       -------      -------       -------
   Net earnings - as reported *                                            $15,447       $16,102      $27,704       $27,970
   Less:  compensation expense determined based on the
          fair-value method for all awards granted at
          market value, net of related tax effects                           1,163           945        2,304         1,987
                                                                           -------       -------      -------       -------
   Net earnings - pro forma                                                $14,284       $15,157      $25,400       $25,983
                                                                           =======       =======      =======       =======

   Earnings per share as reported - basic                                     $.50          $.52         $.90          $.91
   Earnings per share as reported - assuming dilution                         $.49          $.51         $.88          $.88

   Pro forma earnings per share - basic                                       $.46          $.49         $.82          $.84
   Pro forma earnings per share - assuming dilution                           $.45          $.48         $.81          $.82

   * Includes stock compensation expense, net of tax, on
     restricted awards granted without cost of:                               $114          $296         $191          $353

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

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

   Balance as of January 1, 2003                                       $ 11,448
   Warranties issued during the period                                    4,411
   Settlements made during the period                                    (4,309)
   Changes in liability for pre-existing warranties during
       the period, including expirations                                    317
                                                                         ------
   Balance as of June 30, 2003                                          $11,867
                                                                         ======

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                                         Three Months                  Six Months
                                                                        Ended June 30,               Ended June 30,
                                                                      2003          2002           2003           2002
                                                                      ----          ----           ----           ----
  Net earnings                                                     $15,447       $16,102        $27,704        $27,970
  Foreign currency translation gain                                 25,833        16,397         47,392         13,302
  Unrealized gain (loss) on available for sale securities              154           (17)           133            (20)
  Current period unrealized gain (loss) on cash flow
      hedges                                                           (61)         (681)          (913)           123
                                                                   -------       -------        -------        -------
  Total comprehensive earnings                                    $ 41,373      $ 31,801        $74,316        $41,375
                                                                   =======       =======        =======        =======

Statement of Cash Flows - The company made payments of (in thousands):

                                                         Six Months Ended
                                                             June 30,
                                                    2003                    2002
                                                  ------                  ------
       Interest                                   $4,877                  $7,272
       Income taxes                               16,598                  13,390

Inventories - Inventories consist of the following components (in thousands):

                                               June 30,            December 31,
                                                   2003                    2002
                                                 ------                  ------
       Raw materials                           $ 42,978                $ 35,457
       Work in process                           13,242                  12,789
       Finished goods                            69,319                  63,136
                                                 ------                  ------
                                               $125,539                $111,382
                                                =======                 =======

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point; therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                               June 30,             December 31,
                                                   2003                    2002
                                                -------                 -------
       Land, buildings and improvements        $ 59,672                 $55,232
       Machinery and equipment                  208,096                 199,448
       Furniture and fixtures                    16,962                  15,641
       Leasehold improvements                    14,241                  13,874
                                                -------                 -------
                                                298,971                 284,195
       Less allowance for depreciatio          (162,453)               (153,232)
                                                -------                 -------
                                               $136,518               $ 130,963
                                                =======                 =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Current Report on Form 8-K filed on July 17, 2003.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended June 30, 2003 were $300,114,000, compared to $271,846,000 for the same period a year ago, representing a 10% increase. For the six months ended June 30, 2003, net sales increased 10% to $576,787,000, compared to $526,927,000 for the same period a year ago. The impact of foreign currency translation increased sales by 6% for both the quarter and year to date. Excluding currency, net sales growth was driven by volume increases in North America and Australasia.

North American Operations

North American net sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, scooters and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products, increased 5% for both the quarter and the first half of the year compared to the same periods a year ago. The increase for the quarter was principally due to sales volume increases in Respiratory products (41%), Rehab products (15%) and Distributed products (11%), which was partially offset by declines in Standard products (12%) and Continuing Care products (8%). The increase year to date likewise was attributable to sales increases in Respiratory products (34%), Rehab products (14%) and Distributed products (8%), which was partially offset by declines in Standard products (9%) and Continuing Care (7%). Net sales improvements were led by strong sales growth in oxygen concentrators, the HomeFill(TM) product line and consumer power products while declines largely were attributable to continued pricing pressures in Standard products and weaker sales to nursing homes through Invacare Continuing Care Group primarily due to continued uncertainty surrounding government reimbursement programs.

European Operations

European net sales increased 16% to $68,742,000 for the three months ended June 30, 2003 from $59,061,000 for the three months ended June 30, 2002 and increased 16% to $131,181,000 for the six months ended June 30, 2003 from $113,396,000 for the six months ended June 30, 2002. Adjusting for the impact of foreign currency translation, European net sales decreased 4% for the quarter and the first half of the year, when compared to the same periods a year ago primarily due to slower than expected sales in the Nordic region and reimbursement pressures in Germany.

Australasia Operations

The Australasia operations consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and Invacare New Zealand, a distribution business. Australasia net sales increased 72% to $18,382,000 from $10,664,000 in the second quarter and 64% to $32,233,000 from
$19,641,000 year to date. Adjusting for the impact of foreign currency translation, Australasia net sales increased 43% for the quarter and 33% for the first half of the year, when compared to the same periods a year ago. The growth was primarily the result of increased consumer power product sales and continued larger purchases by a customer of Dynamic Controls.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and six-month periods ended June 30, 2003 was 29.3% and 29.2% for both periods compared to 29.7% and 29.5%, respectively, in the same periods last year. The overall decrease in margins as a percentage of net sales is principally the result of a shift in demand toward lower margin products and pricing pressures, particularly in North American Standard products. Productivity improvements in the company's manufacturing facilities continued to partially offset these negatives. North American margins declined for the first half to 29.1% compared with 29.7% in the same period in the prior year principally as a result of a shift in product mix to lower margin products and pricing pressure in the Standard products lines as a result of increased competition from low cost imports. Gross profit for Europe improved year to date by 1.9 percentage points primarily due to favorable sales mix towards higher margin products, cost reductions and favorable foreign currency translation. Gross margin in Australasia declined by 3.2 percentage points largely due to unfavorable product mix toward lower margin products in the company's Dynamic Controls subsidiary.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and six months ended June 30, 2003 was 21.2% and 21.5%, respectively, compared to 19.7% and 20.3% in the same periods a year ago. The dollar increase was $9,958,000 and $17,061,000, or 19% and 16%, respectively, for the quarter and first half of the year. The increase largely was due to foreign currency translation, additional provisions for bad debts, continued investments in marketing and branding programs and a significant increase in insurance costs. Excluding the impact of foreign currency translation, selling, general and administrative expense increased 11% for the quarter and 9% for the first half of the year.

North American selling, general and administrative cost increased $7,433,000 or 21.2% for the quarter and $10,312,000 or 14.6% in the first half, compared to the same periods a year ago, with foreign currency translation accounting for approximately 1% of the increase in both periods. The overall dollar increase for the quarter and the year primarily resulted from additional provisions for bad debts, continued investments in marketing and branding programs and increases in insurance costs. European selling, general and administrative cost increased $2,211,000 or 18.0% for the quarter and $2,315,000 or 9.3% in the first half, compared to the same periods a year ago, excluding the impact of foreign currency translation. The increase was primarily attributable to added cost as the result of a strategic acquisition, additional costs for the new European headquarters in Switzerland and supply chain initiatives. Australasian selling, general and administrative cost grew at a slower rate than net sales for the quarter and declined year to date principally as a result of aggressive expense control.

INTEREST

For the quarter and first half of the year, interest expense decreased by $1,482,000 and $3,250,000, respectively, compared to the same periods a year ago, as a result of reduced debt levels and lower overall interest rates. Interest income for the quarter and first half of the year remained relatively unchanged compared to the same periods a year ago.

INCOME TAXES

The company had an effective tax rate of 32.9% for the three and six-month periods ended June 30, 2003, which is the same effective tax rate as for the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported overall level of long-term debt decreased $24.0 million to $210.1 million for the six months ended June 30, 2003. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its bank lines of credit and working capital management. As of June 30, 2003, the company had approximately $325.0 million available under its lines of credit. Under the most restrictive covenant of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $230.3 million as of June 30, 2003.

The company's borrowing arrangements contain covenants with respect to interest coverage, net worth, dividend payments, working capital, funded debt to capitalization and interest coverage, as defined in the company's bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of June 30, 2003. The company expects to continue to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 2003 will approximate $28 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $45.3 million for the first half of 2003 compared to $62.4 million for the first half of 2002. The decrease in operating cash flows is largely due to increases in accounts receivable and inventory resulting from increased revenues, partially offset by increases in accounts payable for the first half of the year, compared to the same period a year ago when accounts receivable and inventory declined.

Cash required by investing activities was $14.9 million for the first half of 2003 compared to $6.4 million in the first half of 2002. The increase is primarily due to the strategic acquisition of two companies in the first half of 2003.

Cash required by financing activities was $38.9 million for the first half of 2003 compared to cash required of $65.8 million in the first half of 2002. Financing activities for the first six months of 2003 were impacted by the company's repayment of long-term borrowings by $31.1 million and purchases of treasury stock of $8.3 million.

The effect of foreign currency translation may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On May 21, 2003, the company's Board of Directors declared a quarterly cash dividend of $.0125 per Common Share to shareholders of record as of July 1, 2003, to be paid on July 18, 2003. At the current rate, the cash dividend will amount to $.05 per Common Share on an annual basis.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. There has been no change in the company's critical accounting policies as disclosed in its Form 10-K filed for the year ended December 31, 2002. In addition, no new critical accounting policies have been adopted in the first six months of 2003. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to its critical accounting policies. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Accounting for Stock-Based Compensation
The company accounts for options under its stock-based compensation plans using the intrinsic value method proscribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant; thus, no compensation cost has been reflected in the Consolidated Statement of Earnings for these options. In addition, restricted stock awards have been granted without cost to the recipients and are being expensed on a straight-line basis over the vesting periods. If the company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation for all stock options granted, net earnings per share assuming dilution would have been reduced by $.04 in the second quarter and $.07 in the first half of 2003 compared to reductions of $.03 and $.06 for the same periods a year ago.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides guidance for those companies wishing to voluntarily change to the fair value based method of accounting for stock-based compensation. The statement also amends the disclosure requirements of SFAS No. 123. While Invacare continues to utilize the disclosure-only provisions of SFAS No. 123, the company has modified its disclosures to comply with the new statement. See Accounting for Stock-Based Compensation in the Notes to the Condensed Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on June 30, 2003 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,201,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q constitute forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "achieve," "increase," "plan," "can," "expect," "pursue," "benefit," "continue," "exceed," "improve," "believe," "estimate," "anticipate," "build," "strengthen," "new," "lower," "drive," "seek," "hope," and "create," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues (including those that affect the viability of customers), the ability to design, manufacture and distribute new products with higher functionality and lower costs, the ability to accelerate market acceptance of and transition to new products, the effect of offering customers competitive financing terms, Invacare's ability to successfully identify, acquire and integrate acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions, the timely and efficient completion of facility consolidation, the vagaries of any litigation or regulatory investigations that the company may be or become involved in at any time, the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions, foreign currency and interest rate risk, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. The company undertakes no obligation to revise or update these forward-looking statements or other information contained herein.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

The information called for by this item is provided under the same caption under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

As of June 30, 2003, an evaluation was performed, under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of June 30, 2003 in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 4.  Result of Votes of Security Holders

On May 21, 2003, the company held its 2003 Annual Meeting of Shareholders to act on proposals to: 1) fix the size of the Board of Directors at eleven, 2) elect three Directors to the class whose three-year term will expire in 2006, and 3) approve and adopt the Invacare Corporation 2003 Performance Plan.

The proposal to fix the size of the Board of Directors at eleven received 34,912,938 affirmative votes, 166,135 negative votes and 46,382 abstained votes.

James C. Boland, Whitney Evans and William M. Weber were each re-elected for a three-year term of office expiring in 2006 with 33,225,964, 34,253,697 and 33,226,094 affirmative votes and 1,899,491, 871,758 and 1,899,361 votes withheld, respectively.

Gerald B. Blouch, John R. Kasich, Dan T. Moore, III, Joseph B. Richey, II, A. Malachi Mixon, III, Michael F. Delaney, C. Martin Harris, M.D. and Bernadine P. Healy, M.D. are directors with continuing terms.

The proposal to approve and adopt the Invacare Corporation 2003 Performance Plan received 25,026,898 affirmative votes, 6,754,649 negative votes and 508,464 abstained votes.

Item 6.  Exhibits and Reports on Form 8-K

         A        Exhibits:
                  Official Exhibit No.

                    31.1 Certification  of the Chief Financial  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                    31.2 Certification  of the Chief Executive  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
                    32.1 Certification  of the Chief Financial  Officer pursuant to 18 U.S.C.  Section  1350,  as  adopted  pursuant  to
                         Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
                    32.2 Certification  of the Chief Executive  Officer pursuant to 18 U.S.C.  Section  1350,  as  adopted  pursuant  to
                         Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

         B        Reports on Form 8-K:
                    A Form 8-K was  furnished  on April 17,  2003  under Item 7,
               Financial Statements and Exhibits and Item 9 Regulation FD Disclosure. The Form 8-K contained Invacare Corporation's earnings release, dated April 17, 2003, which disclosed the company's 2003 first quarter results.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INVACARE CORPORATION


                                  By:/s/ Gregory C. Thompson
                                     -----------------------------------------
                                     Gregory C. Thompson
                                     Senior Vice President and
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date:  August 6, 2003