Form 10-Q
period 2003-09-30
INVACARE CORP
filed 2003-11-12
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                 September 30, 2003
                      ----------------------------------------------------------

Commission File Number                    0-12938
                       ---------------------------------------------------------

                                     Invacare Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                          95-2680965
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

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

As of November 6, 2003, the company had 29,922,043 Common Shares and 1,112,023 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  September 30, 2003 and December 31, 2002....................3

         Condensed Consolidated Statement of Earnings -

                  Three and Nine Months Ended September 30, 2003 and 2002.....4

         Condensed Consolidated Statement of Cash Flows -

                  Nine Months Ended September 30, 2003 and 2002...............5

         Notes to Condensed Consolidated Financial

                  Statements - September 30, 2003.............................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............10

Item 3.  Quantitative and Qualitative Disclosure of Market Risk...............16

Item 4.  Controls and Procedures..............................................16

Part II.  OTHER INFORMATION:
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.....................................16

SIGNATURES....................................................................17

Part I.  FINANCIAL INFORMATION
Item 1.           Financial Statements (Unaudited)

                      INVACARE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                                                                    September 30,           December 31,
                                                                                             2003                   2002
                                                                                             ----                   ----
                                                                                            (unaudited)
ASSETS                                                                                              (In thousands)
------
CURRENT ASSETS
..........Cash and cash equivalents                                                         $2,358                $13,086
..........Marketable securities                                                              1,622                  1,350
..........Trade receivables, net                                                           244,385                200,388
..........Installment receivables, net                                                      10,038                 20,953
..........Inventories, net                                                                 129,593                111,382
..........Deferred income taxes                                                             26,753                 26,053
..........Other current assets                                                              30,229                 25,600
                                                                                          -------                -------
..........         TOTAL CURRENT ASSETS                                                    444,978                398,812

OTHER ASSETS                                                                               54,432                 51,031
OTHER INTANGIBLES                                                                          14,362                  4,779
PROPERTY AND EQUIPMENT, NET                                                               138,630                130,963
GOODWILL, NET                                                                             392,902                321,118
                                                                                          -------                -------
..........         TOTAL ASSETS                                                         $1,045,304               $906,703
                                                                                       ==========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
..........Accounts payable                                                                $105,498                $80,511
..........Accrued expenses                                                                  87,755                 66,414
..........Accrued income taxes                                                              19,365                 16,049
..........Current maturities of long-term obligations                                        3,705                  4,479
                                                                                          -------                -------
..........         TOTAL CURRENT LIABILITIES                                               216,323                167,453

LONG-TERM DEBT                                                                            249,012                234,134

OTHER LONG-TERM OBLIGATIONS                                                                28,528                 24,804

SHAREHOLDERS' EQUITY
..........Preferred shares                                                                       -                      -
..........Common shares                                                                      7,644                  7,580
..........Class B common shares                                                                278                    278
..........Additional paid-in-capital                                                       105,163                 98,995
..........Retained earnings                                                                453,803                407,235
..........Accumulated other comprehensive earnings (loss)                                    9,872                (18,729)
..........Treasury shares                                                                  (23,686)               (13,843)
..........Unearned compensation on stock awards                                             (1,633)                (1,204)
                                                                                          -------                -------
..........         TOTAL SHAREHOLDERS' EQUITY                                              551,441                480,312
                                                                                          -------                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $1,045,304               $906,703
                                                                                       ==========               ========

See notes to condensed consolidated financial statements.

                           INVACARE CORPORATION AND SUBSIDIARIES
                          Condensed Consolidated Statement of Earnings - (unaudited)


                                                                   Three Months Ended                  Nine Months Ended
(In thousands except per share data)                                  September 30,                       September 30,
                                                                  2003             2002              2003              2002
                                                              --------         --------          --------          --------
Net sales                                                     $327,366         $280,253          $904,153          $807,180
Cost of products sold                                          228,914          192,900           637,416           564,575
                                                              --------         --------          --------          --------
    Gross profit                                                98,452           87,353           266,737           242,605
Selling, general and administrative expense                     66,983           56,342           191,092           163,390
Interest income                                                  1,330              992             3,799             3,064
Interest expense                                                 2,987            3,441             8,343            12,047
                                                              --------         --------          --------          --------
    Earnings before income taxes                                29,812           28,562            71,101            70,232
Income taxes                                                     9,805            9,400            23,390            23,100
                                                              --------         --------          --------          --------
    NET EARNINGS                                              $ 20,007         $ 19,162          $ 47,711          $ 47,132
                                                              ========         ========          ========          ========
    DIVIDENDS DECLARED PER
       COMMON SHARE                                              .0125            .0125             .0375             .0375
                                                                ======           ======            ======            ======
Net earnings per share - basic                                  $ 0.65           $ 0.62            $ 1.55            $ 1.53
                                                                ======           ======            ======            ======
Weighted average shares outstanding - basic                     30,845           30,900            30,825            30,843
                                                                ======           ======            ======            ======
Net earnings per share - assuming dilution                      $ 0.63           $ 0.61            $ 1.51            $ 1.49
                                                                ======           ======            ======            ======
Weighted average shares outstanding -
   assuming dilution                                            31,752           31,652            31,602            31,677
                                                                ======           ======            ======            ======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                                         Nine Months Ended
                                                                                                            September 30,
                                                                                                        2003             2002
                                                                                                      ------           ------
OPERATING ACTIVITIES                                                                                      (In  thousands)
         Net earnings                                                                                $47,711          $47,132
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                           19,911           19,076
              Provision for losses on trade and installment receivables                                9,303            5,495
              Provision for deferred income taxes                                                        452              660
              Provision for other deferred liabilities                                                 1,947            2,049
         Changes in operating assets and liabilities:
              Trade receivables                                                                      (28,720)           6,205
              Inventories                                                                             (8,124)          10,359
              Other current assets                                                                      (414)           4,702
              Accounts payable                                                                        13,981           (9,064)
              Accrued expenses                                                                        15,093            7,248
              Other deferred liabilities                                                               1,848             (878)
                                                                                                      ------           ------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           72,988           92,984

INVESTING ACTIVITIES
         Purchases of property and equipment                                                         (17,172)         (15,331)
         Installment sales contracts, net                                                              6,355           11,077
         Other long term assets                                                                       (2,485)             707
         Business acquisitions, net of cash acquired                                                 (70,555)               -
         Other                                                                                         1,559              475
                                                                                                      ------           ------
                  NET CASH USED FOR INVESTING ACTIVITIES                                             (82,298)          (3,072)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                            342,693          152,762
         Payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                        (339,686)        (256,785)
         Proceeds from exercise of stock options                                                       2,677            4,931
         Purchases of treasury stock                                                                  (8,345)          (1,674)
         Payment of dividends                                                                         (1,130)          (1,182)
                                                                                                      ------           ------
                  NET CASH USED FOR FINANCING ACTIVITIES                                              (3,791)        (101,948)
Effect of exchange rate changes on cash                                                                2,373            1,398
                                                                                                      ------           ------
Decrease in cash and cash equivalents                                                                (10,728)         (10,638)
Cash and cash equivalents at beginning of period                                                      13,086           16,683
                                                                                                      ------           ------
Cash and cash equivalents at end of period                                                           $ 2,358          $ 6,045
                                                                                                     =======          =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                               September 30, 2003

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

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its majority owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 2003 and the results of its operations for the three and nine months ended September 30, 2003 and 2002, respectively, and changes in its cash flows for the nine months ended September 30, 2003 and 2002, respectively. Certain foreign subsidiaries are consolidated using an August 31 quarter end. The results of operations for the three and nine months ended September 30, 2003, respectively, are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions are eliminated.

Reclassifications - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the periods ended September 30, 2003.

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

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment net sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment net sales and transfers are not considered in evaluating segment performance. Intersegment net sales for reportable segments was $20,722,000 and $55,314,000 for the three and nine months ended September 30, 2003, respectively, and $16,052,000 and $45,704,000 for the same periods in the preceding year.

The information by segment is as follows (in thousands):

                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30,                      September 30,
                                                                      2003              2002             2003             2002
                                                                  --------          --------         --------         --------
   Revenues from external customers
        North America                                             $232,829          $199,333         $646,202         $593,223
        Europe                                                      73,839            68,808          205,020          182,204
        Australasia                                                 20,698            12,112           52,931           31,753
                                                                  --------          --------         --------         --------
        Consolidated                                              $327,366          $280,253         $904,153         $807,180
                                                                  ========          ========         ========         ========

   Earnings (loss) before income taxes
        North America                                              $21,056           $22,557          $54,520          $60,254
        Europe                                                       6,399             6,627           13,014           11,334
        Australasia                                                  2,695             1,706            5,973            3,280
        All Other *                                                   (338)           (2,328)          (2,406)          (4,636)
                                                                  --------          --------         --------         --------
        Consolidated                                               $29,812           $28,562          $71,101          $70,232
                                                                  ========          ========         ========         ========

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

                                                                            Three Months Ended            Nine Months Ended
                                                                               September 30,                 September 30,
                                                                            2003           2002           2003           2002
                                                                          ------         ------         ------         ------
                                                                                 (In thousands, except per share data)
Basic
   Average common shares outstanding                                      30,845         30,900         30,825         30,843

   Net earnings                                                          $20,007        $19,162        $47,711        $47,132

   Net earnings per common share                                         $  0.65        $  0.62        $  1.55        $  1.53

Diluted
   Average common shares outstanding                                      30,845         30,900         30,825         30,843
   Stock options and awards                                                  907            752            777            834
                                                                          ------         ------         ------         ------
   Average common shares assuming dilution                                31,752         31,652         31,602         31,677

   Net earnings                                                          $20,007        $19,162        $47,711        $47,132

   Net earnings per common share                                         $  0.63        $  0.61        $  1.51        $  1.49

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2002 to September 30, 2003 was the result of strategic acquisitions of $49,578,000 in North America and $1,391,000 in Europe with the balance attributable to currency translation. All of the company's other intangible assets have definite lives and are amortized over their useful lives, except for $4,084,000 related to trademarks, which have indefinite lives.

As of September 30, 2003 and December 31, 2002, other intangibles consisted of the following (in thousands):

                                                   September 30, 2003                  December 31, 2002
                                                   ------------------                  -----------------
                                              Historical        Accumulated       Historical       Accumulated
                                                 Cost           Amortization         Cost          Amortization
                                               -------            -------          -------             -------
  License agreements                            $6,112             $4,299           $6,037             $3,875
  Customer lists                                 5,882                733            1,000                500
  Trademarks                                     4,084                  -                -                  -
  Patents                                        2,154              1,042            2,396                880
  Other                                          3,310              1,106            1,576                975
                                               -------            -------          -------             -------
                                               $21,542             $7,180          $11,009             $6,230
                                               =======            =======          =======            =======

The September 30, 2003 balances of other intangibles include a write up of approximately $10.9 million based on the preliminary valuation of the identified intangible assets acquired through the strategic acquisitions. Amortization expense related to other intangibles was $361,000 in the third quarter of 2003, $950,000 for the nine months ended September 30, 2003 and is estimated to be $1,445,000 in 2004, $991,000 in 2005, $542,000 in 2006, $528,000 in 2007 and
$520,000 in 2008.

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

                                                                              Three Months Ended         Nine Months Ended
                                                                                 September 30,              September 30,
                                                                              2003           2002         2003         2002
                                                                           -------        -------      -------      -------
Net earnings - as reported *                                               $20,007        $19,162      $47,711      $47,132
Less:  compensation expense determined based on the
          fair-value method for all awards granted at
          market value, net of related tax effects                           1,174          1,333        3,478        3,319
                                                                           -------        -------      -------      -------
Net earnings - pro forma                                                   $18,833        $17,829      $44,233      $43,813
                                                                           =======        =======      =======      =======

Earnings per share as reported - basic                                       $0.65          $0.62        $1.55        $1.53
Earnings per share as reported - assuming dilution                           $0.63          $0.61        $1.51        $1.49

Pro forma earnings per share - basic                                         $0.61          $0.58        $1.43        $1.42
Pro forma earnings per share - assuming dilution                             $0.59          $0.56        $1.40        $1.38

* Includes stock compensation expense, net of tax, on
   restricted awards granted without cost to recipients of:                   $114            $64         $304         $417

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

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

   Balance as of January 1, 2003                                       $ 11,448
   Warranties issued during the period                                    7,194
   Settlements made during the period                                    (5,614)
   Changes in liability for pre-existing warranties during
       the period, including expirations                                    517
                                                                         -------
   Balance as of September 30, 2003                                     $13,545
                                                                         =======

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                                          Three Months Ended          Nine Months Ended
                                                                             September 30,              September 30,
                                                                            2003        2002          2003         2002
                                                                         -------     -------       -------      -------
  Net earnings                                                           $20,007     $19,162       $47,711      $47,132
  Foreign currency translation (loss) gain                               (18,770)      8,772        28,622       22,074
  Unrealized gain (loss) on available for sale securities                    118        (210)          251         (230)
  Current period unrealized gain (loss) on cash flow
      hedges                                                                 641         652          (272)         775
                                                                         -------     -------       -------      -------
  Total comprehensive earnings                                            $1,996    $ 28,376       $76,312      $69,751
                                                                         =======     =======       =======      =======

Statement of Cash Flows - The company made payments of (in thousands):

                                                         Nine Months Ended
                                                           September 30,
                                                    2003                    2002
                                                  ------                  ------
       Interest                                   $8,137                 $12,495
       Income taxes                               20,564                  20,505

Inventories - Inventories consist of the following components (in thousands):

                                          September 30,             December 31,
                                                  2003                     2002
                                                -------                 -------
       Raw materials                           $ 40,301                $ 35,457
       Work in process                           13,355                  12,789
       Finished goods                            75,937                  63,136
                                                -------                 -------
                                               $129,593                $111,382
                                                =======                 =======

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point; therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                         September 30,             December 31,
                                                  2003                    2002
                                               -------                 -------
       Land, buildings and improvements       $ 60,252                 $55,232
       Machinery and equipment                 206,315                 199,448
       Furniture and fixtures                   18,276                  15,641
       Leasehold improvements                   14,175                  13,874
                                               -------                 -------
                                               299,018                 284,195
       Less allowance for depreciation        (160,388)               (153,232)
                                               -------                 -------
                                              $138,630               $ 130,963
                                               =======                 =======

Acquisitions - In the first nine months of 2003, Invacare acquired for cash the following four entities for a total cost of $70,555,000:

     o Pinnacle Medsources Inc., a Georgia corporation, and distributor of home medical equipment.
     o Meccsan SrL, an Italian corporation, and manufacturer of home medical equipment.
     o Carroll Healthcare, Inc. ("Carroll"), a Canadian corporation, and a leading manufacturer of beds and furniture for the long-term care industry in North America.
     o Motion Concepts, Inc. ("Motion"), a Canadian corporation, and a leading manufacturer of seating and positioning products in North America.

Goodwill recognized in these transactions amounted to approximately $51 million, the majority of which is not expected to be deductible for tax purposes. Goodwill of $50 million was assigned to the North American segment and $1 million was assigned to the European segment. As part of the Carroll purchase agreement, the Company agreed to pay additional consideration based upon earnings before interest, taxes, depreciation and amortization from September 1, 2003 through August 31, 2004 calculated under Canadian generally accepted accounting principles with no defined maximum amount. Pursuant to the Motion purchase agreement, the Company agreed to pay contingent consideration based upon earnings before interest and taxes over the three years subsequent to the acquisition up to a maximum of approximately $16 million. When the contingencies related to both of the acquisitions are settled, any additional consideration paid will increase the respective purchase price and reported goodwill.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Current Report on Form 8-K filed on October 16, 2003.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended September 30, 2003 were $327,366,000, compared to $280,253,000 for the same period a year ago, representing a 17% increase. For the nine months ended September 30, 2003, net sales increased 12% to $904,153,000, compared to $807,180,000 for the same period a year ago. Foreign currency translation and acquisitions accounted for 5% and 4% of the net sales increase for the quarter, respectively. Year to date net sales increased 6% due to foreign currency translation and 2% due to acquisitions. Excluding the impact of currency and acquistions, net sales growth was driven primarily by volume increases in North America and Australasia.

North American Operations

North American net sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, scooters and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products, increased 17% for the quarter, and 9% year to date, compared to the same periods a year ago. The increase for the quarter was principally due to net sales volume increases in Respiratory products (51%), Rehab products (45%), Continuing Care products (21%) and Distributed products (13%), which were partially offset by declines in Standard products (9%). Excluding acquisitions, Rehab product net sales increased by 40% and Continuing Care product net sales declined by 11% for the quarter. The net sales increase year to date likewise was attributable to net sales increases in Respiratory products (39%), Rehab products (25%), Distributed products (10%) and Continuing Care products (3%), which were partially offset by declines in Standard products (9%). Excluding acquisitions, Rehab product net sales increased by 23% and Continuing Care product net sales declined by 8% year to date. The net sales improvements were led by strong sales growth in oxygen concentrators, the HomeFill(TM) product line and consumer power products while declines largely were attributable to continued pricing pressures in Standard products and weaker sales to nursing homes through Invacare Continuing Care Group primarily due to continued uncertainty surrounding government reimbursement programs.

European Operations

European  net sales  increased  7% to  $73,839,000  for the three  months  ended
September 30, 2003 from $68,808,000 for the three months ended September 30, 2002 and increased 13% to $205,020,000 for the nine months ended September 30, 2003 from $182,204,000 for the nine months ended September 30, 2002. Adjusting for the impact of foreign currency translation, European net sales decreased 6% for the quarter and 5% year to date, when compared to the same periods a year ago, primarily due to slower than expected sales in the Nordic region and reimbursement pressures in Germany.

Australasia Operations

The Australasia operations consists of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs, Dynamic Controls, a New Zealand manufacturer of operating components used in power wheelchairs and Invacare New Zealand, a distribution business. Australasia net sales increased 71% to $20,698,000 from $12,112,000 in the third quarter and 67% to $52,931,000 from
$31,753,000 year to date. Adjusting for the impact of foreign currency translation, Australasia net sales increased 37% for the quarter and 35% year to date, when compared to the same periods a year ago. The growth was primarily the result of sales at Dynamic Controls due in part to a significant increase in sales to a non-healthcare customer.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine month periods ended September 30, 2003 was 30.1% and 29.5% compared to 31.2% and 30.1%, respectively, in the same periods last year. The overall decrease in margins as a percentage of net sales is principally the result of a shift in demand toward lower margin products and pricing pressures, particularly in North American Standard products. Productivity improvements in the company's manufacturing facilities continued to partially offset these unfavorable factors. North American margins declined for the first nine months of the year to 29.2% compared with 30.2% in the same period in the prior year principally as a result of a shift in product mix to lower margin products and pricing pressure in the Standard products lines primarily as a result of increased competition from low cost imports. Gross profit for Europe improved year to date by 1.7 percentage points primarily due to favorable sales mix towards higher margin products, cost reductions and favorable foreign currency translation. Gross margin in Australasia declined by 3.3 percentage points largely due to increased sales of lower margin products in the company's Dynamic Controls subsidiary.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and nine months ended September 30, 2003 was 20.5% and 21.1%, respectively, compared to 20.1% and 20.2% in the same periods a year ago. The dollar increase was $10,641,000 and $27,702,000, or 19% and 17%, respectively, for the quarter and first nine months of the year. The increase largely was due to acquisitions, foreign currency translation, continued investments in marketing and branding programs, additional provisions for bad debts and an increase in insurance costs. Excluding the impact of foreign currency translation and acquisitions, selling, general and administrative expense increased 10% for the quarter and 9% for the for the first nine months compared to the same periods a year ago.

North American selling, general and administrative cost increased $6,882,000 or 17.0% for the quarter and $15,338,000 or 12.9% for the first nine months, compared to the same periods a year ago, with foreign currency translation accounting for approximately 1% of the increase in both periods. The overall dollar increase for the quarter and first nine month of the year primarily resulted from acquisitions, continued investments in marketing and branding programs, additional provisions for bad debts and increases in insurance costs. European selling, general and administrative cost increased $3,315,000 or 22.6% and $11,299,000 or 28.6% for the quarter and first nine months, compared to the same periods a year ago. Excluding the impact of foreign currency translation, European selling, general and administrative cost increased $1,272,000 or 8.7% for the quarter and $3,374,000 or 8.5% for the first nine months, compared to the same periods a year ago. The increase was primarily attributable to additional programs to re-establish sales growth. Australasian selling, general and administrative cost grew at a slower rate than net sales for the quarter and year to date principally as a result of aggressive expense control.

INTEREST

For the quarter and first nine months of the year, interest expense decreased by $454,000 and $3,704,000, respectively, compared to the same periods a year ago, as a result of reduced debt levels and lower overall interest rates. Interest income for the quarter and first nine months of the year increased compared to the same periods a year ago due to higher sales volumes.

INCOME TAXES

The company had an effective tax rate of 32.9% for the three and nine month periods ended September 30, 2003, which is the same effective tax rate as for the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported level of long-term debt increased $14.9 million to $249.0 million for the nine months ended September 30, 2003. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its bank lines of credit and working capital management. As of September 30, 2003, the company had approximately $283.7 million available under its lines of credit. Under the most restrictive covenant of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $208.0 million as of September 30, 2003. On October 1, 2003, the company issued $100.0 million of senior notes, which consist of three series of maturities. The series A notes represent $50.0 million of the total issuance, bear interest at 3.97% and mature on October 1, 2007. The series B notes represent $30.0 million of the total issuance, bear interest at 4.74% and mature on October 1, 2009. The series C notes represent $20.0 million of the total issuance, bear interest at 5.05% and mature on October 1, 2010. Effective October 1, 2003, the company entered into swap agreements to exchange this fixed rate debt for floating rates which are currently between 1.2% and 1.5%. The proceeds of the note issuance have been used to pay down borrowings under the revolving credit agreement, thereby allowing for additional capacity to fund future acquisitions. The note purchase agreement is filed as exhibit 10.1(ab) to this Form 10-Q.

The company's borrowing arrangements contain covenants with respect to interest coverage, net worth, dividend payments, working capital, funded debt to capitalization and interest coverage, as defined in the company's bank agreements and agreement with its note holders. As of September 30, 2003, the company was in compliance with all covenant requirements.

CAPITAL EXPENDITURES

There were no material capital expenditure commitments outstanding as of September 30, 2003. The company expects to continue to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 2003 will approximate $28 million. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $73.0 million for the first nine months of 2003 compared to $93.0 million in 2002. The decrease in operating cash flows is largely due to increases in accounts receivable and inventory resulting from increasing revenues, partially offset by increases in accounts payable and accrued expenses for the first nine months of the year, compared to the same period a year ago when accounts receivable, inventory and accounts payable declined.

Cash used for investing activities was $82.3 million for the first nine months of 2003 compared to $3.1 million in 2002. The increase was primarily due to the acquisition of four companies during 2003.

Cash used for financing activities was $3.8 million for the first nine months of 2003, compared to cash required of $101.9 million in 2002. Financing activities for the first nine months of 2003 were impacted by an increase in the company's net long-term borrowings of $3.0 million as a result of the acquisition of four companies during 2003 and purchases of treasury stock of $8.3 million.

The effect of foreign currency translation and acquisitions may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On August 20, 2003, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of October 1, 2003, to be paid on October 17, 2003. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. There has been no change in the company's critical accounting policies as disclosed in its Form 10-K filed for the year ended December 31, 2002. In addition, no new critical accounting policies have been adopted in the first nine months of 2003. The company does not believe that there is a substantial likelihood that materially different amounts would be reported related to its critical accounting policies. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Accounting for Stock-Based Compensation
The company accounts for options under its stock-based compensation plans using the intrinsic value method proscribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant; thus, no compensation cost has been reflected in the Consolidated Statement of Earnings for these options. In addition, restricted stock awards have been granted without cost to the recipients and are being expensed on a straight-line basis over the vesting periods. If the company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation for all stock options granted, net earnings per share assuming dilution would have been reduced by $0.04 in the third quarter and $0.11 in the first nine months of 2003 compared to reductions of $0.05 and $0.11 for the same periods a year ago.

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

Accounting for Variable Interest Entities
In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation requires consolidation of an entity if the company is subject to a majority of the risk of loss from the variable interest entity's (VIE) activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a VIE is known as the primary beneficiary of that entity.

In October 2003, FASB decided to defer the effective date of FIN 46. With the deferral, FIN 46 is required to be applied as of December 31, 2003. The company is currently evaluating the provisions of FIN 46 to determine the impact, if any, on its financial statements. As of September 30, 2003, the company had an investment in a development stage company, which is currently pursuing FDA approval to market a product focused on the treatment of post-stroke shoulder pain in the United States. The net advances and investment recorded on the company's books is approximately $3.9 million at September 30, 2003. Based on the provisions of FIN 46 and the company's preliminary analysis, it does not believe it is the primary beneficiary of this development stage company.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on September 30, 2003 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,613,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q constitute forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "achieve," "increase," "plan," "can," "expect," "pursue," "benefit," "continue," "exceed," "improve," "believe," "estimate," "anticipate," "build," "strengthen," "new," "lower," "drive," "seek," "hope," and "create," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, the success of the company's ongoing effort to reduce raw material costs, increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues (including those that affect the viability of customers), the ability to design, manufacture and distribute new products with higher functionality and lower costs, the ability to accelerate market acceptance of and transition to new products, the effect of offering customers competitive financing terms, Invacare's ability to successfully identify, acquire and integrate acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions, the timely and efficient completion of facility consolidations, the vagaries of any litigation or regulatory investigations that the company may be or become involved in at any time, the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions, foreign currency and interest rate risk, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. We undertake no obligation to revise or update these forward-looking statements or other information contained herein.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

The information called for by this item is provided under the same caption under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

As of September 30, 2003, an evaluation was performed, under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of September 30, 2003 in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         A        Exhibits:
                  Official Exhibit No.

                           10.1 (aa)      Invacare Corporation 2003
                                          Performance Plan (reference is made
                                          to Exhibit 4.5 of Invacare
                                          Corporation Form S-8 filed on October
                                          17, 2003).
                           10.1 (ab)      Invacare Corporation Note Purchase
                                          Agreement dated as of October 1, 2003
                                          for $50,000,000 3.97% Series A Senior
                                          Notes Due October 1, 2007; $30,000,000
                                          4.74% Series B Senior Notes Due
                                          October 1, 2009 and $20,000,000 5.05%
                                          Series C Senior Notes Due October 1,
                                          2010.
                           31.1           Certification of the Chief Financial
                                          Officer pursuant to Section 302 of the
                                          Sarbanes-Oxley Act of 2002 (filed
                                          herewith).
                           31.2           Certification of the Chief Executive
                                          Officer pursuant to Section 302 of the
                                          Sarbanes-Oxley Act of 2002 (filed
                                          herewith).
                           32.1           Certification of the Chief Financial
                                          Officer pursuant to 18 U.S.C.
                                          Section 1350, as adopted pursuant to
                                          Section 906 of the Sarbanes-Oxley Act
                                          of 2002 (furnished herewith).

                           32.2 Certification of the Chief Executive Officer pursuant to 18 U.S.C.
                                          Section 1350, as adopted pursuant to
                                          Section 906 of the Sarbanes-Oxley Act
                                          of 2002 (furnished herewith).

         B        Reports on Form 8-K:
                           A Form 8-K was filed on October 1, 2003 under Item 5,
                  Other Events and Regulation FD Disclosure and Item 7,
                  Financial Statements and Exhibits. The Form 8-K contained
                  Invacare Corporation's press release announcing the sale of $100 million in senior notes through a private placement to institutional investors.
                           A Form 8-K was furnished on October 16, 2003 under
                  Item 12, Results of Operations and Financial Condition. The
                  Form 8-K contained Invacare Corporation's earnings release, dated October 16, 2003, which disclosed the company's 2003 third quarter results.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INVACARE CORPORATION


                                     By:/s/ Gregory C. Thompson
                                     --------------------------
                                     Senior Vice President and
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date:  November 12, 2003