Form 10-K
period 2003-12-31
INVACARE CORP
filed 2004-03-12
CIK 742112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003


                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

                         Commission file number 0-12938


                              INVACARE CORPORATION
             (Exact name of Registrant as specified in its charter)

            Ohio                                         95-2680965
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S.    Employer    Identification
incorporation or organization)              Number)



               One Invacare Way, P.O. Box 4028, Elyria, Ohio 44036 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:   (440) 329-6000
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                         Name of Exchange on which Registered
-------------------                         ------------------------------------
Common Shares, without par value            New York Stock Exchange
Rights to Purchase Commons Shares,
  without par value                         New York Stock Exchange

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

     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   X                             No
    -----                             -----

As of June 30, 2003, the aggregate market value of the 27,037,903 Common Shares of the Registrant held by non-affiliates was $892,250,799 and the aggregate market value of the 31,849 Class B Common Shares of the Registrant held by non-affiliates was $1,051,017. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2003, which was $33.00. For purposes of this information, the 2,743,574 Common Shares and 1,080,174 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.

As of February 27, 2004, 30,101,146 Common Shares and 1,112,023 Class B Common Shares were outstanding.

                       Documents Incorporated By Reference
                       -----------------------------------

Portions of the Registrant's definitive Proxy Statement to be filed in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2003.

                              INVACARE CORPORATION
                    2003 ANNUAL REPORT ON FORM 10-K CONTENTS


Item                                                                                                                            Page
----                                                                                                                            ----
PART I:

1.  Business                                                                                                                    I-3

2.  Properties                                                                                                                  I-13

3.  Legal Proceedings                                                                                                           I-16

4.  Submission of Matters to a Vote of Security Holders                                                                         I-16

    Executive Officers of the Registrant                                                                                        I-16

PART II:

5.  Market for the Registrant's Common Equity and Related Stockholder Matters                                                   I-17

6.  Selected Financial Data                                                                                                     I-18

7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                                       I-19

7A. Quantitative and Qualitative Disclosures About Market Risk                                                                  I-25

8.  Financial Statements and Supplementary Data                                                                                 I-26

9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                                        I-26

9A. Controls and Procedures                                                                                                     I-26

PART III:

10. Directors and Executive Officers of the Registrant                                                                          I-26

11. Executive Compensation                                                                                                      I-26

12. Security Ownership of Certain Beneficial Owners and Management                                                              I-26

13. Certain Relationships and Related Transactions                                                                              I-26

14. Principal Accounting Fees and Services                                                                                      I-26

PART IV:

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                                            I-27

Signatures                                                                                                                      I-28

                                     PART I

Item 1.  Business.
-----------------
GENERAL
-------
Invacare Corporation is the world's leading manufacturer and distributor of non-acute health care products based upon its distribution channels, the breadth of its product line and its net sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care, retail and extended care markets. Invacare continuously revises and expands its product lines to meet changing market demands and currently offers over two dozen product lines. The company's products are sold principally to over 25,000 home health care and medical equipment provider locations in the U.S., Australia, Canada, Europe and New Zealand, with the remainder of its sales being primarily to government agencies and distributors. Invacare's products are sold through its worldwide distribution network by its sales force, telesales associates and various organizations of independent manufacturers' representatives and distributors. The company also distributes medical equipment and related supplies manufactured by others.

Invacare is committed to design, manufacture and deliver the best value in medical products, which promote recovery and active lifestyles for people requiring home and other non-acute health care. Invacare will achieve this vision by:

     * designing and developing innovative and technologically superior products;
     * ensuring continued focus on our primary market - the non-acute health care market;
     * marketing our broad range of products under the "Total One Stop Shopping(sm)" strategy;
     * providing the industry's most professional and cost-effective sales, customer service and distribution organization;
     * supplying superior and innovative provider support and aggressive product line extensions;
     *    building a strong referral base among health care professionals;
     *    building brand preference with consumers;
     * handling the retail channel through a dedicated sales and marketing structure;
     *    continuous advancement and recruitment of top management candidates;
     *    empowering all employees;
     *    providing a performance-based reward environment; and
     *    continually striving for total quality throughout the organization.

When the company was acquired in December 1979 by a group of investors, including certain members of management and current members of the Board of Directors, it had $19.5 million in net sales and a limited product line of standard wheelchairs and patient aids. In 2003, Invacare reached $1.247 billion in net sales, representing a 19% compound average sales growth rate since 1979, and currently is the leading company in the industry that manufactures, distributes and markets products in each of the following major, non-acute, medical equipment categories: power and manual wheelchairs, patient aids, home care beds, home respiratory products, low air loss therapy products, seating and positioning products, bathing equipment and distributed products.

The company operates in a single industry, the home medical equipment (HME) industry segment. For information relating to net sales, operating income, identifiable assets and other information for this industry segment, see the Consolidated Financial Statements of the company.

The company's executive offices are located at One Invacare Way, Elyria, Ohio and its telephone number is (440) 329-6000. In this report, Invacare and the company refer to Invacare Corporation and, unless the context otherwise indicates, its consolidated subsidiaries.

THE HOME MEDICAL EQUIPMENT INDUSTRY
-----------------------------------
North America
-------------
The home medical equipment market includes home health care products, physical rehabilitation products and other non-disposable products used for the recovery and long-term care of patients. The company believes that sales of domestic home medical equipment products will continue to grow during the next decade and beyond as a result of several factors, including:

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

     Treatment trends. Many medical professionals and patients prefer home health care over institutional care because they believe that home health care results in greater patient independence, increased patient responsibility and improved responsiveness to treatment because familiar surroundings are conducive to improved patient outcomes. Health care professionals, public payors and private payors agree that home care is a cost effective, clinically appropriate alternative to facility-based care. Recent surveys show that approximately 70% of adults would rather recover from an accident or illness in their home, while approximately 90% of the older population showed preference for home-based, long-term care.

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

     Health care cost containment trends. In 2001, health care expenditures in the U.S. totaled $1.4 trillion dollars or approximately 14.1% of the Gross Domestic Product (GDP), the highest among industrialized countries. In 2012, the nation's health care spending is projected to increase to $3.1 trillion, growing at an average annual rate of 7.3%. Over this same period, spending on health care is expected to increase to approximately 17.7% as a share of GDP. The rising cost of health care has caused many payors of health care expenses to look for ways to contain costs. Home health care has gained widespread acceptance among health care providers and public policy makers as a cost effective, clinically appropriate and patient preferred alternative to facility-based care for a variety of acute and long-term illnesses and disabilities. Thus, the company believes that home health care and home medical equipment will play a significant role in reducing health care costs.

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

Europe/Australasia
------------------
The company believes that while many of the market factors influencing demand in the U.S. are also present in Europe and Australasia - aging of the population, technological trends and society's acceptance of people with disabilities - each of the major national markets within Europe and in Australasia have distinctive characteristics. The health care industry is more heavily socialized and, therefore, is more influenced by government regulation and fiscal policy. Variations in product specifications, regulatory approvals, distribution requirements and reimbursement policies require the company to tailor its approach to each national market. Management believes that as the European markets become more homogeneous and the company continues to refine its distribution channels, the company can more effectively penetrate these markets. Likewise, the company expects to increase its sales in the highly fragmented Australian and New Zealand markets.

GEOGRAPHICAL SEGMENTS AND PRODUCT CATEGORIES
--------------------------------------------
North America
-------------
North American operations are aligned into five primary product groups, which manufacture and market products in all of the major home medical equipment
categories.   In  Canada,   the  company   primarily  sells  Invacare   products
manufactured in the U.S.

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

     Personal Mobility. In 2003, Invacare introduced the HMV(TM) (Highly Maneuverable Vehicle) product, which in 2004 will replace the three and four-wheeled motorized scooters, including rear-wheel drive models for both outdoor and indoor use, marketed under the Invacare(R) brand name that include scooters under the Lynx(TM) and Panther(TM) product names.

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

     Home care beds. Invacare manufactures and distributes a wide variety of manual, semi-electric and fully electric beds for home use under the Invacare(R) brand name. Home care bed accessories include bedside rails, mattresses, overbed tables, trapeze bars and traction equipment. Also available are the new bariatric beds and accompanying accessories to serve the special needs of bariatric patients.

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

     RESPIRATORY PRODUCTS

     Home respiratory products. Invacare manufactures and/or distributes home respiratory products, including oxygen concentrators, nebulizer compressors and respiratory disposables, sleep therapy products and portable compressed oxygen systems. Invacare home respiratory products are marketed predominantly under the Invacare(R) brand name. The Invacare Venture HomeFill(TM) II Oxygen Compressor enables people to safely and easily make compressed oxygen in their home and store it in cylinders for future use.

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

Australasia
-----------
The company's Australasian operations consist of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs and Pro Med lifts; Dynamic Controls, a New Zealand manufacturer of electronic operating components used in power wheelchairs and scooters; and Invacare New Zealand, a manufacturer of wheelchairs and beds and a distributor of a wide range of home medical equipment.

Europe
------
The company's European operations operate as a "common market" company with sales throughout Europe. The European operations currently sell a line of products providing significant room for growth as Invacare continues to broaden its product line offerings to more closely resemble that of the North American operations.

Most wheelchair products sold in Europe are designed and manufactured locally to meet specific market requirements. With the acquisition of Scandinavian Mobility in 1999, Invacare not only has improved access of such products to Nordic markets, but also has expanded the company's range of premium designs.

The company manufactures and/or assembles both manual and power wheelchair products at the following European facilities - Invacare (UK) Ltd. in the United Kingdom, Invacare Poirier S.A.S. in France, Invacare Deutschland GmbH in
Germany. Manual wheelchair products are also manufactured and/or assembled at Invacare Lda. in Portugal, Invacare AG in Switzerland (the Kuschall Range), and Invacare Rea AB in Sweden. Beds and patient lifts are manufactured at Invacare Hong A/S in Denmark. A range of patient lifts is also assembled at Invacare (UK) Ltd. in the United Kingdom. Oxygen products are imported from Invacare U.S. operations. During the year, the company acquired the balance of shares it did not already own in the Italian company, Mecc San SrL. In addition to distributing the Invacare range of products, Invacare Mecc San SrL manufactures beds, patient lifts and commodes specifically for the Italian market.

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

MARKETING AND DISTRIBUTION
--------------------------
North America and Australasia
-----------------------------
Invacare products are marketed in the United States and Australasia primarily to providers who in turn sell or rent these products directly to consumers within the non-acute care setting. Invacare's primary customer is the home medical equipment provider. The company also employs a "pull-through" marketing strategy to medical professionals, including physical and occupational therapists, who refer their patients to HME providers to obtain specific types of home medical equipment, as well as to consumers who express a product or brand preference.

Invacare domestic sales and marketing organization consists primarily of a homecare sales force, which markets and sells Invacare(R) branded products to HME providers. Each member of the Invacare home care sales force functions as a Territory Business Manager (TBM) and handles all product and service needs for an account, thus saving customers valuable time. The TBM also provides training and servicing information to providers, as well as product literature, point-of-sale materials and other advertising and merchandising aids. In Canada, products are sold by a sales force and distributed through regional distribution centers in British Columbia, Ontario and Quebec to health care providers throughout Canada. Manufacturers' representatives market and sell Invacare products through the company's Invacare Continuing Care Group to the non-acute care market.

The Inside Sales Department was created in 2000 to increase sales coverage and to increase the efficiency of the field sales force. Inside Sales offers cost-effective sales coverage through a targeted telesales effort in coordination with TBMs. Inside Sales has delivered exceptional sales growth in each of its four years of existence.

In 2003, the Invacare Service and Parts Division (ISP) consolidated its operations into a single distribution facility in North Ridgeville, OH. The consolidation will allow management to focus on streamlining the parts operations and eliminate the need for partial shipments from multiple locations. In addition, all of the technical support/repair functions also were consolidated, eliminating the need for redundant operations and enhancing overall service to providers. ISP's Technical Training department launched updated service schools designed to help improve repair technicians' productivity. Over 1,100 technicians attended forty-six schools, held at various locations throughout the country. The Service Referral Network grew to 643 providers. This network of servicing providers helps ensure that all consumers using Invacare products receive quality service and support that is consistent with the Invacare brand promise.

The company sells distributed products, primarily soft goods and disposable medical supplies, through the Invacare Supply Group (ISG). ISG is an important component of the Invacare "Total One Stop Shopping(sm)" program, through which
Invacare offers HME providers of all sizes a broader range of products and services at a lower total cost. ISG products include ostomy, incontinence, wound care and diabetic supplies, as well as other soft goods and disposables which complement other Invacare products that are purchased by many of the same customers who buy Invacare equipment. ISG markets its products through an inside telesales and customer service department, the Internet and the Invacare HME field sales force. ISG also markets a Home Delivery Program to HME providers through which ISG drop-ships supplies in the provider's name to the customer's address. Thus, providers have no products to stock, no minimum order requirements and delivery is made within 24 to 48 hours nationwide. In 2003, ISG launched an Invacare-branded line of products, including incontinence supplies; diabetic test strips, meters and lancets; home diagnostics; wound care; and personal protection products; in addition to expanding its offering in enterals with both products and programs.

In 2003, Invacare continued to offer through its co-op advertising program direct response television commercials designed to generate demand for Invacare power chairs and scooters sold by the HME provider. These commercials feature Arnold Palmer, Invacare's worldwide spokesperson. Mr. Palmer has become an integral part of Invacare's "Yes, you can(TM)" promotional and marketing efforts encouraging consumers to achieve personal independence and participate in the activities of life, facilitated by the home health care products which Invacare manufactures, distributes and/or markets throughout the world. The company believes that Mr. Palmer, serving as its spokesperson, is helping accomplish three objectives: (i) creating attention and awareness for the category of home health care products, (ii) accelerating the acceptance of these products as lifestyle enhancing so that consumers want these products and not just need them, and (iii) establishing the Invacare brand as the consumer category-brand of choice for home health care products. Mr. Palmer is featured throughout Invacare's marketing communications, including Invacare direct-response television commercials, print advertising, point-of-purchase displays, and other merchandising and marketing materials.

The company also launched a direct-to-consumer marketing effort for the HomeFill(TM) Oxygen System in 2003. Print ads were developed and successfully tested in numerous markets throughout the U.S. A direct response television ad featuring Arnold Palmer also was developed and tested late in the year, with the expectation to roll it out nationwide in 2004.

Invacare continues to grow its on-line marketing, customer services and product information capabilities through www.invacare.com, maintaining its position as the leader in e-commerce in the HME industry. New online offerings include self-service warranty registration and contact information updates. "Ask Invacare", a new knowledge database application, was launched in November 2003 and is a searchable centralized repository of information on Invacare products and services. Invacare's extensive online product catalog is supported by BroadVision's suite of personalized e-business applications and includes product specifications and an interactive comparison chart, along with a complete product literature search of price lists, glossy sell sheets, and owners manuals. The product catalog also contains many interactive 3-D product and technical instruction demos. Invacare expanded e-commerce globally by creating versions of www.invacare.com specific to Canadian, Australia, and International customers. Email capabilities were expanded, so customers can now sign up for quote, order acknowledgement and advanced shipment notification emails. Email notifications about Invacare products, services, and specials also launched in 2003, enabling quick communication to customers. Invacare continued to increase the dollar volume of its online transactions in 2003.

Also in 2003, Invacare continued its advertising campaign in key trade publications that reach the providers of home medical equipment. The company contributed extensively to editorial coverage in trade publications on articles concerning the products it manufactures. Company representatives attended numerous trade shows and conferences on a national and regional basis in which Invacare products were displayed to providers, health care professionals and consumers.

Invacare continues to generate greater consumer awareness of the company and its products, as evidenced by enhancements made to its consumer marketing program in 2003 through sponsorships of a variety of wheelchair sporting events and support of various philanthropic causes that benefit the consumers of its products. For the tenth consecutive year, Invacare continued as a National Corporate Partner with Easter Seals, one of the most recognized charities in the United States that meets the needs of both children and adults with various types of disabilities. The company further continued its sponsorships of 75 individual wheelchair athletes and teams, including several of the top-ranked male and female racers, hand cyclists, and wheelchair tennis players in the world. Invacare was the title sponsor for the eighth year in a row, of the Invacare World Team Cup Tennis Tournament, which took place in June in Sopot, Poland. The company also continued its support of disabled veterans through its sponsorship of the 23rd National Veterans Wheelchair Games, the largest annual wheelchair sports event in the world, which was held in Long Beach, California. The games bring a competitive and recreational sports experience to military service veterans who use wheelchairs for their mobility needs due to spinal cord injury, neurological conditions or amputation.

The company's top ten customers accounted for approximately 13% of 2003 net sales. The loss of business of one or more of these customers or buying groups may have a significant impact on the company, although no single customer accounted for more than 5% of the company's 2003 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

Europe
------
The company's European operations consist primarily of manufacturing, marketing and distribution operations in Western Europe and export sales activities through local distributors elsewhere in the world. The company has a sales force and where appropriate, distribution centers, in the United Kingdom, France, Germany, Belgium, Portugal, Spain, Italy, Denmark, Sweden, Switzerland, Norway and the Netherlands, and sells through distributors elsewhere in Europe. In markets where the company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to government agencies. In most markets, government health care and reimbursement policies play an important role in determining the types of equipment sold and
price levels for such products.        I-8

PRODUCT LIABILITY COSTS
-----------------------
The company's wholly-owned captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10 million per occurrence and $10 million in the aggregate of the company's North American product liability exposure. The company also has additional layers of external insurance coverage insuring $90 million in annual aggregate losses arising from individual claims that exceed the captive insurance company policy limits. Invatection records product liability reserves based upon independent actuarial valuations. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

PRODUCT DEVELOPMENT AND ENGINEERING
-----------------------------------
Invacare is committed to continuously improving, expanding and broadening its existing product lines. Continuing in 2003, new product development was given an even stronger emphasis as part of Invacare's strategy to gain market share and maintain competitive advantage. To this end, the company introduced 40 new products. The following are some of the most significant product introductions:

North America
-------------
     The Invacare(R) HMV(TM) (Highly Maneuverable Vehicle) is a new concept in personal mobility. The HMV provides consumers with the aesthetics and ease of operation that they seek in scooters along with the maneuverability that previously could only be found on high-performance power wheelchairs. The result is an HMV that works as well indoors - in tight spaces and sharp corners - as it does outdoors - on paved or grassy surfaces.

     The Invacare(R) Pronto(TM) M91 Heavy Duty Power Wheelchair is the newest entry to the Pronto Series of consumer power wheelchairs. It is a heavy-duty model that provides the maneuverability and performance of the Pronto Series with an increased weight capacity of up to 500 pounds. It features the same center-wheel drive, six-wheel base, high-speed motors, and SureStep(TM) suspension that characterize the Invacare Pronto Series.

     The Invacare(R) Pronto(TM) M71 Jr. is a pediatric version of the adult Pronto(TM) M71(TM) power wheelchair offering the ultimate in maneuverability and performance for children in a compact, stylish design. It features true center-wheel drive to provide the tight turning radius that makes the chair more maneuverable in everyday environments and more intuitive to drive.

     The Invacare A4(TM) and A4(TM) Titanium with LSS (Lightweight Shock Stopper) Suspension are super-lightweight rigid wheelchairs for everyday or recreational use by demanding, active consumers. The range and simplicity of adjustment features enable consumers to be fitted for an A4 sooner than otherwise possible because the chair can be adjusted, as the consumer's needs change.

     The Invacare(R) IVC(TM) Home Care Bed is an innovative, patents-pending product line designed to create long-term savings over the lifecycle of the bed for providers. It is more durable, easy to clean, and is interchangeable with the previous Invacare(R) Bed Fleet. The many new features are designed to reduce cleaning and repair costs while making delivery and set-up easier.

Australasia
-----------
Dynamic Controls continued various range extensions and design improvements to products during 2003. Additionally, design work was started on a New Generation Scooter Controller and extending functionality in the "Shark" wheelchair controller, both of which are planned for release in late 2004 or early 2005.

Europe
------
During  2003,  European  operations  also  introduced  several new  products and
continued  to  update  existing   products  as  required  by  the  market.   Key
introductions and updates in 2003 included:

     The Invacare(R) Typhoon is a center wheel drive power wheelchair designed and manufactured in Europe. It features the Invacare "sure step" technology and a gearless brushless (GB) motor with the "true track" option. It is a high speed and high torque chair that will ensure superior ability to overcome any road or path obstacle, while featuring exceptional maneuverability.

     The Invacare(R) Tornado is a center wheel drive power wheelchair designed and manufactured in Europe. It is an indoor/outdoor wheelchair that features the Invacare "sure step" technology. Its outstanding compact dimensions and low seat height make it highly maneuverable.

     The Invacare(R) Mirage is a rear wheel drive power wheelchair designed and manufactured in Europe for the UK and Southern European markets. It easily negotiates objects inside and outside the home, is foldable and features a sling seat. It is attractive to users who seek a reasonable driving range, speed and transportability.

     The Invacare(R) Focus is a manual wheelchair designed and manufactured in Europe for the medium active "permanent segment" of the Nordic and Benelux markets. It is a customized folding wheelchair for users requiring positioning, support and stable seating on a solid base, which also provides rigidity for smooth rolling and easy handling.

     The Invacare(R) Spirea 2 is a manual wheelchair designed and manufactured in Europe for the medium active "short term segment" of the Danish and Swedish markets. It is a lightweight, folding wheelchair for users who can position themselves easily. It is easy to transport and has light rolling characteristics. It has limited configuration and sizes and is designed for refurbishment and ease of adjustment.

     The Kuschall(R) Fusion is a manual wheelchair designed and manufactured in Europe for the "high active segment" of the European markets. Its rigid frame construction combined with its lightweight provides the highest degree of agility and driving performance. It provides an exceptional variety of seat height adjustment to ensure optimum positioning. Extremely easy to transport, this wheelchair will maximize the user's mobility without compromising on performance.

MANUFACTURING AND SUPPLIERS
---------------------------
The company's objective is to be the highest quality and lowest-cost manufacturer in its industry. The company believes that it will achieve this objective not only through improved product design, but also by taking a number of steps to lower manufacturing costs. During 2003, the company closed its respiratory plant in Florida and consolidated its operations into the company's existing beds plant in Florida. The company also moved an additional portion of its standard wheelchair production from Elyria, Ohio to the Reynosa plant in Mexico, with the remaining balance of standard wheelchair production to be moved in 2004. Invacare received a business license to start manufacturing in Suzhou Industrial Park near Shanghai and is pursuing other opportunities to add further Chinese manufacturing capability in 2004. With these actions, Invacare expects to regain its position as the lowest cost producer of standard products in the industry.

Of the many opportunities to reduce overall costs, the short-term emphasis will be on building the professional disciplines in the areas of sourcing, quality and logistics, with particular focus on sourcing components and finished goods for each of the business segments.

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

The company continues to make investments in manufacturing automation. The company has initiated lean manufacturing programs to reduce manufacturing lead times, shorten production cycles, increase associate training, encourage employee involvement in decision-making and improve manufacturing quality. Associate involvement teams participate in engineering, production and processing strategies and associates have been given responsibility for their own quality assurance.

The manufacturing of wheelchairs, replacement parts, patient aids and home care beds consists of a variety of metal fabricating procedures, electronics production, coating, plating and assembly operations. Manufacturing of oxygen concentrators, nebulizer compressors, and seating and positioning products consists primarily of assembly operations. The company purchases raw materials, fabricated components and services from a variety of suppliers. Where appropriate, Invacare does employ long-term contracts with its suppliers, both domestically and from the Far East. In those situations in which long-term contracts are not advantageous, the company believes that its relationships with those suppliers are satisfactory and that alternative sources of supply are readily available.

Europe
------
As in other areas, manufacturing and operational issues faced in the U.S. are also present in Europe. The European manufacturing operations have streamlined, allowing for the realization of significant synergies and additional cost reductions and improved efficiencies are planned going forward.

ACQUISITIONS
------------
In 2003, Invacare acquired for cash the following four businesses at a total cost of $70,555,000:
     o The assets of Pinnacle Medsources Inc., a Georgia corporation and distributor of home medical equipment.
     o Mecc San SrL, an Italian corporation and manufacturer of home medical equipment.
     o Carroll Healthcare, Inc. ("Carroll"), a Canadian corporation and a leading manufacturer of beds and furniture for the long-term care industry in North America.
     o Motion Concepts, Inc. ("Motion"), a Canadian corporation and a leading manufacturer of seating and positioning products in North America.

The total cost for 2003 acquisitions of $70,555,000 excludes certain contingent consideration, which has not yet been determined. As part of the Carroll purchase agreement, the company agreed to pay additional consideration based upon earnings before interest, taxes, depreciation and amortization from September 1, 2003 through August 31, 2004 calculated under Canadian generally accepted accounting principles with no defined maximum amount. Pursuant to the Motion purchase agreement, the Company agreed to pay contingent consideration based upon earnings before interest and taxes over the three years subsequent to the acquisition up to a maximum of approximately $16,000,000. When the contingencies related to both of the acquisitions are settled, any additional consideration paid will increase the respective purchase price and reported goodwill.

As a result of the company's ongoing search for opportunities, coupled with the industry trend toward consolidation, other acquisitions were evaluated in 2003. The company focuses on acquisitions intended to fulfill the following objectives:

     Tactical. Grow market share or extend current product lines.

     Strategic. Enter new market segments that complement existing businesses or utilize the company's distribution strengths.

     Geographic. Enable rapid entry into new foreign markets.

GOVERNMENT REGULATION
---------------------
The company is directly affected by government regulation and reimbursement policies in virtually every country in which it operates. Government regulations and health care policy differ from country to country and within some countries, most notably the U.S., Australia and Canada, from state to state or province to province. Changes in regulations and health care policy take place frequently and can impact the size, growth potential and profitability of products sold in each market.

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

The company continues its pro-active efforts to shape public policy that impacts home and community-based, non-acute health care. We are currently supporting legislation that would extend Medicare coverage to products such as patient lifts, bath safety products and other items designed to provide physical safety and well-being. Invacare believes that these efforts give the company a competitive advantage in two ways. First, customers frequently express appreciation for our efforts on behalf of the entire industry. Second, we have the ability to anticipate and plan for changes in public policy, unlike most other HME manufacturers who must react to change after it occurs.

The Safe Medical Devices Act of 1990 and Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetics Act of 1938 (the Acts) provide for regulation by the United States Food and Drug Administration (the FDA) of the manufacture and sale of medical devices. Under the Acts, medical devices are classified as Class I, Class II or Class III devices. The company principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and record keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices must comply with product design and manufacturing controls established by the FDA. Domestic and foreign manufacturers of medical devices distributed commercially in the U.S. are subject to periodic inspections by the FDA. Furthermore, state, local and foreign governments have adopted regulations relating to the manufacture and marketing of health care products. During the past year, the company was inspected by the FDA at several of its locations and is cooperating fully with the FDA in the resolution of the inspectional findings. From time to time, the company may undertake voluntary recalls of its products to maintain ongoing customer relationships as well as its reputation for adhering to high standards of quality and safety. The company is presently strengthening its programs to better ensure compliance with applicable regulations for which the failure to comply would have a material adverse effect.

Although there are a number of reimbursement related issues in most of the countries in which Invacare competes, the issues of primary importance are currently in the United States. There are two critical issues for Invacare: eligibility of power wheelchairs for elderly patients and the provisions of the legislation related to prescription drug coverage under Medicare. With regard to power wheelchairs, there is currently a regulatory push by the Centers for Medicare and Medicaid Services (CMS) towards limiting eligibility to patients who cannot take a single step on their own. This limitation would confine many elderly patients, who are now mobile in power wheelchairs, to their beds. Invacare and the home care industry will work hard to convince CMS and The Bush Administration that this change would not benefit the elderly and would likely lead to less active patients who could end up in costly nursing homes and hospitals, and thereby counteract any cost savings attributed to limiting the eligibility for power wheelchairs.

In November of 2003, Congress passed legislation related to providing prescription drug coverage for the elderly under the Medicare program. As part of funding the costs of this new program, a number of changes to Medicare home care reimbursement rules will take effect over the next few years. First, the home care provider, who is Invacare's customer, will not receive a cost-of-living adjustment in 2004, 2005 and 2006. Second, in 2005, Medicare reimbursement for oxygen, along with certain types of home care beds,
wheelchairs,   nebulizers   and   supplies,   will  be  lowered  to  the  median
reimbursement levels in the Federal Employee Health Benefit Plans. Third, starting in 2007, Congress has authorized competitive bidding in the largest 10 metropolitan regions of the U.S. for six or fewer items and services. In 2009, the program would be extended to 80 metropolitan regions.

Although none of these changes are beneficial to the home care industry, Invacare believes it can still grow and thrive in this environment. The home care industry has not received any cost-of-living adjustments over the last few years and will try to respond with improved productivity to address the lack of support from Congress. In terms of the 2005 price reductions, although we do not yet know what price reduction will be applied to oxygen reimbursement, it is anticipated that the blended cut for all items will be around 8%. If we estimate the impact that the 2005 cuts could have on our revenue stream, they should be around 1% of consolidated net sales. However, Invacare's new products, for example the low cost oxygen delivery system of HomeFill(TM), can help address the cuts the home care provider has to endure. We will continue to focus on developing products that help the provider improve profitability. With such products, Invacare believes it can grow and offset the risks. Additionally, Invacare will accelerate its activities in China to make sure that we are one of the lowest cost manufacturers and distributors to the home care provider.

In terms of competitive bidding, Invacare has strong positions with the likely consolidators who will probably gain share as we approach 2007 and enter the new reimbursement environment. We believe that we are well-positioned to combat pricing pressures with volume gains and productivity improvements. Despite our actions, there will be ongoing uncertainty in the industry over the extent and depth of these cuts to the home care industry. Invacare is concerned that, once implemented, competitive bidding will likely generate poorer service in the home care arena as providers look to remain profitable. Likewise, it will likely lead to further consolidation of the provider base as small entrepreneurs may look to exit a less profitable business model. Invacare will keep a close watch on its extension of credit in this environment and will work with the industry to pressure Congress to reconsider its actions. We believe that home care is the least costly and most preferred environment in which an individual can recover from an operation or illness and that government actions should encourage home care rather than lead to more expensive alternatives.

BACKLOG
-------
The company generally manufactures most of its products to meet near-term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular product nor does it believe that backlog is a significant factor for its business.

EMPLOYEES
---------
As of December 31, 2003, the company had approximately 5,300 employees.

FOREIGN OPERATIONS AND EXPORT SALES
-----------------------------------
The company also markets its products for export to other foreign countries. The company had product sales in over 80 countries worldwide. For information relating to net sales, operating income and identifiable assets of the company's foreign operations, see Business Segments in the Notes to the Consolidated Financial Statements.

AVAILABLE INFORMATION
---------------------
The company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, as well as proxy statements and other documents with the Securities and Exchange Commission
(SEC). The public may read and copy any material that the company files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street, NW, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, that contains all reports, proxy statements and other information filed by the company with the SEC.

Additionally, Invacare's filings with the SEC are available on or through the company's website, www.invacare.com, as soon as reasonably practicable after they are filed electronically with, or furnished to, the SEC. Copies of the company's filings also can be requested, free of charge, by writing to:
Shareholder Relations Department, Invacare Corporation, One Invacare Way, P.O. Box 4028, Elyria, OH 44036-2125.

Item 2.  Properties.
--------------------
The company owns or leases its warehouses, offices and manufacturing facilities and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2003 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company and in the table below:

                                                     Ownership
                                                     Or Expiration        Renewal
North American Operations            Square Feet     Date of Lease        Options                  Use
-------------------------            -----------     -------------        -------                  ---
Alexandria, Virginia                 230             September 2004       None                     Office

Apharetta, Georgia                   9,000           June 2006            None                     Warehouse and Offices

Atlanta, Georgia                     137,284         January 2005         One (3 yr.)              Warehouse and Offices

Atlanta, Georgia                     48,000          August 2006          None                     Sublet

Beltsville, Maryland                 33,329          August 2004          One (3 yr.)              Manufacturing, Offices, and
                                                                                                   Warehouse

Delta, British Columbia              6,900           January 2005         None                     Warehouse and Offices

Edison, New Jersey                   105,014         March 2005           None                     Warehouse and Offices

Elyria, Ohio
- Taylor Street                      251,656         Own                  -                        Manufacturing and Offices

- Cleveland Street                   208,720         September 2004       One (5 yr.)              Manufacturing and Offices

- One Invacare Way                   50,000          Own                  -                        Headquarters

- 1320 Taylor Street                 30,000          January 2005         Two (5 yr.)              Offices

- 1160 Taylor Street                 4,800           Own                  -                        Warehouse and Offices

- 101-151 Liberty Ct.                67,250          Month to Month       -                        Warehouse

Grand Prairie, Texas                 43,754          February 2005        One (3 yr.)              Warehouse and Offices

Holliston, Massachusetts             57,420          August 2006          None                     Warehouse and Offices

Kirkland, Quebec                     17,010          November 2007        One (5 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Marlboro, New Jersey                 2,050           April 2004           None                     Office

Mississauga, Ontario                 26,530          November 2011        Two (5 yr.)              Warehouse and Offices

North Ridgeville, Ohio               152,861         Own                  -                        Manufacturing, Warehouses and
                                                                                                   Offices

Overland, Missouri                   67,500          May 2007             Two (3 yr.)              Manufacturing, Warehouses and
                                                                                                   Offices

                                                     Ownership
                                                     Or Expiration        Renewal
North American Operations            Square Feet     Date of Lease        Options                  Use
-------------------------            -----------     -------------        -------                  ---
Pharr, Texas                         2,672           Month to Month       -                        Warehouse

Pinellas Park, Florida               11,400          July 2005            Three (1 yr.)            Manufacturing and Offices

Rancho Cucamonga, California         35,900          June 2005            One (60 day)             Warehouse

Reynosa, Mexico                      129,690         Own                  -                        Manufacturing and Offices

Sacramento, California               26,900          May 2008             One (3 yr.)              Manufacturing, Warehouse
                                                                                                   and Offices

Sanford, Florida                     117,108         Own                  -                        Manufacturing and Offices

Sanford, Florida                     100,000         Own                  -                        Manufacturing and Offices

Santa Fe Springs, California         151,217         April 2004           One (5 yr.)              Sublet

Scarborough, Ontario                 5,428           February 2005        None                     Manufacturing and Offices

South Bend, Indiana                  48,000          September 2008       Two (5 yr.)              Warehouse

Spicewood, Texas                     6,500           Month to Month       None                     Manufacturing and Offices

Tonawanda, New York                  7,515           March 2008           None                     Warehouse and Offices

Traverse City, Michigan              15,850          April 2006           None                     Manufacturing and Offices

Vaughan, Ontario                     12,000          June 2008            None                     Manufacturing and Offices

Australasian Operations
-----------------------
Adelaide, Australia                  21,668          June 2005            One (5 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Auckland, New Zealand                27,000          September 2008       Two (3 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Birmingham, United Kingdom           6,000           March 2004           None                     Warehouse and Offices

Birmingham, United Kingdom           15,845          July 2013            None                     Warehouse and Offices

Christchurch, New Zealand            57,682          December 2005        Two (3 yr.)              Manufacturing and Offices

Melbourne, Australia                 19,629          July 2004            Two (2 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Napier, New Zealand                  15,490          Month to Month       None                     Warehouse and Offices

Napier, New Zealand                  4,844           March 2009           Two (3 yr.)              Warehouse and Offices

North Olmsted, Ohio                  2,280           October 2008         None                     Warehouse and Offices

European Operations
-------------------
Allschwil, Switzerland               36,000          Own                  -                        Manufacturing and Offices

Bergen, Norway                       1,000           May 2004             One (5 yr.)              Warehouse and Offices

                                                     Ownership
                                                     Or Expiration        Renewal
European Operations                  Square Feet     Date of Lease        Options                  Use
-------------------                  -----------     -------------        -------                  ---
Bridgend, Wales                      131,522         Own                  -                        Manufacturing, Warehouse and
                                                                                                   Offices

Brondy, Denmark                      16,142          December 2004        One (1 yr.)              Warehouse and Offices

Dio, Sweden                          107,600         Own                  -                        Manufacturing and Offices

Ede, The Netherlands                 16,000          May 2009             One (5 yr.)              Warehouse and Offices

Girona, Spain                        13,600          November 2004        One (1 yr.)              Warehouse and Offices

Gland, Switzerland                   4,306           September 2007       One (5 yr.)              Offices

Gland, Switzerland                   1,173           September 2007       One (4 yr.)              Offices

Goteberg, Sweden                     7,500           June 2006            One (3 yr.)              Warehouse and Offices

Hong, Denmark                        155,541         Own                  -                        Manufacturing, Warehouse and
                                                                                                   Offices

Loppem, Belgium                      6,000           December 2009        One (3 yr.)              Warehouse and Offices

Landskrona, Sweden                   3,099           April 2005           One (3 yr.)              Warehouse

Oporto, Portugal                     27,800          Own                  -                        Manufacturing, Warehouse and
                                                                                                   Offices

Oskarshamn, Sweden                   3,551           December 2004        None                     Warehouse

Oslo, Norway                         30,650          September 2006       None                     Warehouse and Offices

Rehme, Germany                       14,000          December 2005        None                     Warehouse

Dehme, Germany                       39,884          December 2004        None                     Manufacturing, Warehouse and
                                                                                                   Offices

Porta Westfalica, Germany            134,563         October 2021         None                     Manufacturing, Warehouse and
                                                                                                   Offices

Saeby, Denmark                       15,422          December 2004        None                     Warehouse

Spanga, Sweden                       3,228           October 2004         One (3 yr.)              Warehouse and Offices

Spanga, Sweden                       16,140          Own                  -                        Warehouse and Offices

Thiene, Italy                        21,500          Own                  -                        Warehouse and Offices

Marano, Italy                        21,500          May 2005             -                        Manufacturing

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
During the fourth quarter of 2003, no matter was submitted to a vote of our security holders.

Executive Officers of the Registrant.*
------------------------------------
The following table sets forth the names of the executive officers of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name                                           Age               Position
----                                           ---               --------
A. Malachi Mixon, III                          63                Chairman of the Board of Directors and Chief Executive Officer

Gerald B. Blouch                               57                President, Chief Operating Officer and Director

Gregory C. Thompson                            48                Senior Vice President and Chief Financial Officer

Joseph B. Richey, II                           67                President - Invacare Technologies, Senior Vice
                                                                 President - Electronics and Design Engineering  and Director

Louis F.J. Slangen                             56                Senior Vice President - Sales & Marketing

Kenneth A. Sparrow                             55                President - Invacare International

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

Kenneth A. Sparrow was named President - Invacare International with responsibility for the company's European and Asia-Pacific operations in September 2003. Previously, he was President of Invacare - Europe from September 2001 to September 2003 and Managing Director of Australasia from January 1998 to September 2001. Before coming to Invacare, Mr. Sparrow was General Manager of Operations for the Lyttelton Port Company from December 1995 to January 1998 and Divisional General Manager for Skellerup Industries from July 1992 to November 1995.

* The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------
Invacare Common Shares,  without par value, trade on the New York Stock Exchange
(NYSE) under the symbol IVC. Ownership of the company Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The approximate number of record holders of the company Common Shares and Class B Common Shares at February 27, 2004 was 5,107 and 29, respectively. The closing sale price for the Common Shares on February 27, 2004 as reported by NYSE, was $44.68. The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares in each of the two most recent fiscal years were as follows:

                                                2003                 2002
                                                ----                 ----
     Quarter Ended:                        High       Low      High       Low
     -------------                        -----     -----     -----     -----
     December 31                         $43.74    $38.78    $34.85    $30.59
     September 30                         40.00     32.99     36.40     29.28
     June 30                              34.00     30.29     39.80     33.86
     March 31                             34.15     30.02     37.59     31.98

During 2003 and 2002, the Board of Directors declared dividends of $0.05 per Common Share and $0.045 per Class B Common Share. For information regarding limitations on the payment of dividends in the company loan and note agreements, see Long Term Debt in the Notes to the Consolidated Financial Statements. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.

Information regarding the securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth under the captions Compensation of Executive Officers and Compensation of Directors in the company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 6.  Selected Financial Data
--------------------------------

                                               2003           2002           2001*          2000             1999**
                                               ----           ----           ----           ----             ----
                                             (In thousands, except per share and ratio data)
Earnings
Net Sales                                $1,247,176      $1,089,161     $1,053,639    $1,013,162         $882,774
Net Earnings ***                             71,409          64,770         35,190        59,911           41,494
Net Earnings per Share - Basic                 2.31            2.10           1.15          1.99             1.38
Net Earnings per Share -
    Assuming Dilution                          2.25            2.05           1.11          1.95             1.36
Dividends per Common Share                  0.05000         0.05000        0.05000       0.05000          0.05000
Dividends per Class B Common Share          0.04545         0.04545        0.04545       0.04545          0.04545

                                               2003            2002          2001*          2000             1999**
                                               ----            ----          -----          ----             ----
Balance Sheet
Current Assets                             $474,722        $398,812       $428,401      $432,408         $418,620
Total Assets                              1,108,213         906,703        914,537       951,855          955,285
Current Liabilities                         228,604         168,226        167,453       197,387          173,119
Working Capital                             246,118         230,586        260,948       235,021          245,501
Long-Term Debt                              232,038         234,134        342,724       384,316          440,795
Shareholders' Equity                        613,188         480,312        381,550       349,773          318,872

Other Data
Research and Development
   Expenditures                             $19,130         $17,934        $17,394       $16,231          $15,534
Capital Expenditures, net of
   Disposals                                 30,129          19,718         19,486        26,268           32,155
Depreciation and Amortization                27,235          26,638         33,448        31,469           25,978

Key Ratios
Return on Sales                                5.7%            5.9%           3.3%          5.9%             4.7%
Return on Average Assets                       7.1%            7.1%           3.8%          6.3%             4.9%
Return on Beginning
   Shareholders' Equity                       14.9%           17.0%          10.1%         18.8%            14.8%
Current Ratio                                 2.1:1           2.4:1          2.6:1         2.2:1            2.4:1
Debt-to-Equity Ratio                          0.4:1           0.5:1          0.9:1         1.1:1            1.4:1

* Reflects non-recurring and unusual charge of $31,950 ($25,250 after tax or $0.80 per share assuming dilution).
** Reflects non-recurring and unusual charge of $14,800 ($9,028 after tax or $0.29 per share assuming dilution).
*** Amortization of goodwill ceased in 2002, net earnings for prior years includes amortization expense of $8,972 in 2001, $8,899 in 2000 and $7,258 in 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

OUTLOOK
-------
For 2004, the Company will continue to execute on its strategic plans. However, changing Medicare rules on the eligibility of power wheelchairs for the elderly and the recent passage of the Medicare prescription drug bill will temper an aggressive positioning for 2004 guidance. As the industry approaches 2005, when the cuts in reimbursement for nine durable medical equipment items will be implemented as provided in the Medicare prescription drug bill, purchases by providers for their rental fleets may be adversely affected (See "Business-Government Regulation" for more information on these governmental trends that are likely to impact the company's business). In light of this likely pressure, the Company believes that, in 2004, it will have a net sales increase of between 10% and 12% and earnings per share of between $2.45 and $2.55 for 2004.

RESULTS OF OPERATIONS
---------------------
2003 Versus 2002

Net Sales. Consolidated net sales for 2003 increased 15% for the year, to $1,247,176,000 from $1,089,161,000, with net sales increasing in all business segments on a reported basis. Foreign currency translation accounted for 6% of the net sales increase, while acquisitions contributed an additional 3%. The overall growth was primarily driven by volume increases in North America and Australasia.

North American Operations

North American net sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products increased 13% over the prior year, with currency translation having less than a one percentage point impact and acquisitions accounting for 3%.

For the year, the net sales increase was attributable to increases in Respiratory products (43%), Rehab products (30%), Distributed products (11%) and Continuing Care products (20%), which were partially offset by declines in Standard products (6%). Excluding acquisitions, Rehab product net sales increased by 26% and Continuing Care product net sales declined by 4%. The net sales improvements were led by strong sales growth in oxygen concentrators, the HomeFill(TM) product line and consumer power products. Declines were primarily attributable to continued pricing pressures in Standard products and weaker sales to nursing homes through Invacare Continuing Care Group as a result of the continued uncertainty surrounding government reimbursement programs.

Other products, consisting primarily of the company's Canadian and aftermarket parts businesses, had an 8% net sales increase primarily as a result of volume increases.

European Operations

European net sales increased 11% over the prior year to $279,782,000 from $251,443,000. Adjusting for foreign currency and acquisition, European net sales decreased 8%. The decline was primarily due to slower than expected sales in the Nordic region and reimbursement pressures in Germany.

Australasia Operations

Australasian net sales increased 59% from the prior year to $70,186,000 from $44,254,000. Excluding the impact of foreign exchange, net sales increased 27% for the year. The increase was primarily the result of sales at Dynamic Controls due in part to a significant increase in sales to a non-healthcare customer.

Gross Profit. Consolidated gross profit as a percentage of net sales was 30.0% in 2003 and 30.1% in 2002. Margins remained relatively flat, as the company was able to offset pricing pressures with improved manufacturing performance.

North American gross profit as a percentage of net sales was 30.3% in 2003 versus 30.0% in 2002. The increase was primarily attributable to continued cost reduction efforts and improved product and customer mix.

Gross profit in Europe as a percentage of net sales improved 1.0 percentage point from the prior year. The improvement is attributable to favorable sales mix towards higher margin products and cost reduction efforts.

Gross profit in Australasia as a percentage of net sales decreased by 6.1 percentage points from last year. The decline was due in part to increased sales of lower margin products in the company's Dynamic Controls subsidiary and increased costs to support the growth in the business.

Selling, General and Administrative. Consolidated selling, general and administrative expenses as a percentage of net sales were 21.0% in 2003 and 20.2% in 2002. The overall dollar increase was $41,719,000 or 19% with currency translation increasing selling, general and administrative costs by approximately $13,103,000 or 6% and acquisitions by $6,800,000 or 3%. Selling, general and administrative expenses also increased as a result of accruals for management bonuses as a result of improved profitability, increased distribution and commission costs related to increased volumes, continued investments in marketing and branding programs, and increased insurance costs.

North American operations selling, general and administrative expenses increased 15% or $21,789,000 compared to 2002. The increase is primarily attributable to acquisitions, continued investments in marketing and branding programs, additional provisions for bad debt and increases in insurance costs.

European operations selling, general and administrative expenses increased 30% or $15,721,000 from the prior year. European selling, general and administrative expenses were negatively impacted by foreign currency translation and acquisitions, which increased expenses, reported in dollars by $9,993,000 or 19% and $1,547,000 or 3%, respectively. The remaining increase was primarily attributable to additional programs to re-establish sales growth.

Australasian operations selling, general and administrative expenses increased 40% or $2,264,000 with foreign currency increasing the expense by $1,522,000 or 27%. Australasian selling, general and administrative costs grew at a slower rate than sales principally as a result of aggressive expense control.

Interest. Interest expense decreased to $11,710,000 in 2003 from $15,122,000 in 2002, representing a 23% decrease. This decrease was attributable to the continued favorable interest rate environment in 2003 and to a decrease in the company's average borrowings outstanding under the company's revolving credit facility. The company's debt-to-equity ratio decreased to 0.4:1 as of December 31, 2003 from 0.5:1 as of the end of the prior year. Interest income increased in 2003 to $5,473,000 from $4,550,000 in the prior year, primarily attributable to an increase in loan origination fees received from De Lage Landen Inc. (DLL). Since December 2000, Invacare customers primarily utilize the third-party financing arrangement with DLL, a subsidiary of Rabo Bank of the Netherlands, to provide financing.

Income Taxes. The company had an effective tax rate of 32.9% in both 2003 and 2002, which is lower than the United States federal statutory rate as a significant portion of the company earnings are outside of the United States and taxed at lower rates.

Research and Development. The company continues to increase its research and development activities to maintain its competitive advantage. The company dedicates dollars to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, increased to $19,130,000 in 2003 from $17,934,000 in 2002. The expenditures, as a percentage of net sales, were 1.5% in 2003 and 1.6% in the prior year.

2002 Versus 2001

Net Sales. Consolidated net sales for 2002 increased 3%, to $1,089,161,000 from $1,053,639,000, for the year with net sales increasing in all business segments on a reported basis. Excluding the impact of foreign currency, North America and Europe achieved sales gains of 3% and 2%, while Australasian sales declined 8%. The overall growth was primarily driven by new product introductions.

North American Operations

North American net sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, scooters and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products grew 4% in 2002 over 2001, adjusting for the exit of two product lines with currency translation having no material impact.

For 2002, net sales of Rehab products increased by 9% driven by the continued strengthening in sales of consumer power products introduced during 2002. Net sales of distributed products increased by 15%. However, standard and respiratory product net sales were down 4% and 7%, respectively, or 2% and 5%, respectively, adjusting for the exit of two product lines. The standard products net sales decline was primarily due to pricing pressure from low cost imports from the Far East, the company's exit from the lift out chair product line, and slow transition by customers to the new standard wheelchair product line introduced in the fourth quarter. The decline in respiratory net sales was driven by slow purchases by national accounts and the company's exit from the liquid oxygen product line. With reimbursement and economic uncertainty, many dealers limited their purchases of replacement products for their rental fleets in order to preserve cash. Other products, consisting primarily of the company's Canadian and aftermarket parts businesses, had a 3% net sales decrease for 2002, primarily as a result of volume increases.

European Operations

European net sales improved 7% in 2002 over 2001, which included a 5% positive impact from foreign currency translation. Sales growth was driven by volume increases in power wheelchairs, manual wheelchairs, high-action wheelchairs, patient aids and scooters.

Australasia Operations

Net sales for the Australasia group increased 1% in 2002 from 2001 levels. Excluding the impact of foreign exchange, net sales decreased 8% for the year. The decrease was the result of volume declines, primarily in the company's Dynamic Controls subsidiary. Weak global economic conditions tend to have a more significant impact on this business than the other businesses of the company.

Gross Profit. Consolidated gross profit as a percentage of net sales was 30.1% in 2002 and 30.2% in 2001. Margins remained flat in 2002, as the company was able to offset unfavorable product mix and pricing pressures with improved manufacturing performance.

North American gross profit from operations as a percentage of net sales was 30.0% in 2002 compared with 30.7% in 2001. The decrease was primarily attributable to a shift towards lower margin product lines (distributed, respiratory, and consumer power products) and higher freight and warranty costs.

Gross profit in Europe as a percentage of net sales improved 2.2 percentage points in 2002 from 2001. The improvement was attributable to a shift in product mix towards higher margin products, outsourcing projects that improved the European cost position and favorable currency translation.

Gross profit in Australasia was down by 4.3 percentage points in 2002 from 2001. The decline was due principally to volume declines in core markets and an increase in mix towards lower margin products, which was partially offset by manufacturing cost reductions.

Selling, General and Administrative. Consolidated selling, general and administrative expenses, as a percentage of net sales, were 20.2% in 2002 compared with 21.6% in 2001. The overall dollar decrease was $7,228,000 or 3% with currency translation increasing selling, general and administrative costs by approximately $1,970,000 or 1%. The decrease was primarily in North America as current year results were favorable to prior year as a result of a charge taken in 2001. The impact was partially offset by continued investment in marketing and branding programs being implemented to drive future growth, higher employee benefit costs, increased investment in additional headcount, additional provision for bad debts and significant increases in insurance costs largely due to general market conditions. The non-recurring and unusual charge taken in 2001 was approximately $31,950,000 ($25,250,000 after tax) to reserve the value of certain investments and notes receivable. The decline in value of these investments was determined to be other than temporary due in part to the economic decline and tightening of the capital markets, which made obtaining the additional funding that these entities require difficult.

North American operations selling, general and administrative expenses decreased 4% or $7,598,000, compared to 2001. As noted above, the overall decrease was due to the fact that a charge was taken in 2001, which was partially offset by an increase in marketing and branding programs, additional provision for bad debt, higher employee benefit costs and significant increases in insurance costs.

European  operations  selling,  general and  administrative  expenses  increased
$2,284,000 or 5% from 2001. European selling, general and administrative expenses were negatively impacted by foreign currency translation, which increased selling, general and administrative expenses reported in dollars by $1,581,000. The remaining increase was due to increased systems costs and depreciation expense.

Australasia operations selling, general and administrative expenses decreased approximately 25% from 2001. The overall dollar decline between years was $1,883,000 despite foreign currency increasing the expense by $458,000. The decline was due to tight expense controls.

Interest. Interest expense decreased to $15,122,000 in 2002 from $22,764,000 in 2001, which represented a 34% decrease. This decrease was attributable to the reduction in borrowings outstanding under the company's revolving credit facility and also a reduction in borrowing costs due to the low interest rate environment in 2002. The company's debt-to-equity ratio decreased to 0.5:1 as of December 31, 2002 from 0.9:1 as of the end of the prior year. Interest income decreased in 2002 to $4,550,000 from $7,303,000 in the prior year, representing a 38% decrease. The decrease was a direct result of the minimal amount of new installment contracts that were written internally. Interest income primarily represents loan origination fees received from De Lage Landen Inc. (DLL). Since December 2000, Invacare customers primarily utilize the third-party financing arrangement with DLL, a subsidiary of Rabo Bank of the Netherlands, to provide financing.

Income Taxes. The company had an effective tax rate of 32.9% in 2002 compared with 38.5% in 2001, excluding the effects of the unusual and non-recurring charge recorded in 2001. The effective rate for 2001 including the unusual and non-recurring charge was 47% as a result of the valuation reserve recorded in the fourth quarter of 2001, which was not entirely deductible for tax purposes due to limitations on capital losses. The lower effective tax rate for 2002 was primarily due to the change in accounting for goodwill. See Income Taxes and Non-Recurring and Unusual Items in the Notes to Consolidated Financial Statements for further discussion of these items.

Research and Development. The company continued to increase its research and development activities in 2002 in order to maintain its competitive advantage. While the competitive environment required that research and development expenditures be focused on the cost reduction of products while increasing functionality and reliability, the company continued to dedicate dollars to applied research activities to ensure that new and enhanced design concepts were available to its businesses in the future. Research and development expenditures, which were included in costs of products sold, increased to $17,934,000 in 2002 from $17,394,000 in 2001. The expenditures, as a percentage of net sales, were 1.6% in 2002 and 1.7% in the prior year.

INFLATION
---------
Although the company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The company attempts to minimize or offset the effects through increased sales volume, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures. In 2003 and 2002, the company was able to offset the majority of the impact of price increases from suppliers by productivity improvements and other cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Consolidated Financial Statements) and working capital management. The company maintains various bank lines of credit to finance its worldwide operations. In 2003, the company issued $100,000,000 in senior notes, which are due between 2007 and 2010. In 2001, the company completed a $325,000,000 multi-currency, long-term revolving credit agreement, which expires on October 17, 2006 or such later dates as mutually agreed upon by the company and the banks. Additionally, the company maintains various other demand lines of credit totaling a U.S. dollar equivalent of approximately $3,572,000 as of December 31, 2003. The lines of credit along with cash generated from operations have been and will continue to be used to fund the company's domestic and foreign working capital, capital expenditures and acquisition requirements. As of December 31, 2003, the company had approximately $307,700,000 available under its various lines of credit, excluding debt covenant restrictions, compared to $307,604,000 at December 31, 2002.

The company's borrowing arrangements contain covenants with respect to, among other items, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company's bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements. Under the most restrictive covenant of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $248,871,000 as of December 31, 2003, compared to $209,457,000 at December 31, 2002.

While there is general concern about the potential for rising interest rates, exposure to interest rate fluctuations is manageable given that a portion of the debt is at fixed rates through 2010. In addition, the ability to utilize interest rate swaps to fix a higher percentage of the company's debt coupled with free cash flow should allow Invacare to absorb the expected modest rate increases in the months ahead without any material impact on our liquidity or capital resources. As of December 31, 2003, the weighted average floating interest rate on U.S. borrowings was 2.69%.

CAPITAL EXPENDITURES
--------------------
There are no individually material capital expenditure commitments outstanding as of December 31, 2003. The company estimates that capital investments for 2004 could approximate up to $35,000,000, compared to actual capital expenditures of $30,660,000 in 2003. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS
----------
Cash flows provided by operating activities were $109,526,000 in 2003, compared to $124,181,000 last year. The decrease is due primarily to increases in receivables and inventory resulting from increases in revenues, partially offset by increases in accounts payable and accrued expenses, compared to the same periods a year ago.

Cash flows used for investing activities were $94,880,000 in 2003, compared to $9,398,000 in 2002. The increase was largely due to the acquisition of four companies in 2003. In addition, purchases of property and equipment activity in 2003 was higher compared to the prior year while cash received from installment sales contracts decreased significantly due to the fact that the company no longer enters into new installment contracts as a result of its third party financing arrangement with DLL.

Cash flows used for financing activities in 2003 were $13,955,000, compared to $120,157,000 in 2002. Financing activities for 2003 were impacted by acquisitions made during the year, for which the company borrowed funds. However, the amounts borrowed were more than offset by payments to reduce debt. In addition to acquisition activities, the effect of foreign currency translation results in amounts being shown in the Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

CONTRACTUAL OBLIGATIONS
-----------------------

 (In thousands)                                                            Payments due by period
                                     ----------------------------------------------------------------------------------------------
                                        Total      Less than 1 year            1-3 years           3-5 years      More than 5 years
                                     --------      ----------------            ---------           ---------      -----------------
Long-term debt obligations
   Senior Notes                      $243,866                $7,587              $36,074            $145,964                $54,241
   Revolving credit agreements         22,223                 1,526               20,697                   -                      -
   Other notes                          1,752                   548                  324                 324                    556
Capital lease obligations               4,635                   743                1,141                 935                  1,816
Operating lease obligations            30,014                12,235               14,077               3,542                    160
Purchase obligations
   (computer systems contracts)         6,033                 5,549                  484                   -                      -
Other long-term obligations
   SERP                                11,517                   469                  938                 938                  9,172
   Product liability                   11,909                 2,245                6,808                 897                  1,959
   Other, principally deferred
     compensation                      14,095                   424                  848                 848                 11,975
                                     --------               -------              -------            --------                --------
Total                                $346,044               $31,326              $81,391            $153,448                $79,879
                                     ========               =======              =======            ========                =======

DIVIDEND POLICY
---------------
It is the company's policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $0.05 per Common Share and $0.045 per Class B Common Share. It is not anticipated that this will change materially as the company continues to have available significant growth opportunities through internal development and acquisitions. For 2003, dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid.

NON-RECURRING AND UNUSUAL ITEMS
-------------------------------
In 2001, the company recorded a fourth quarter non-cash charge of approximately $31,950,000 ($25,250,000 after tax) to reserve the value of certain investments and notes receivable. The decline in value of these investments was determined to be other than temporary due in part to the recent economic decline and tightening of the capital markets, which has made obtaining the additional funding that these entities require difficult.

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

Revenue Recognition
Invacare's revenues are recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission's Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition," as updated by SAB No. 104, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Allowance for Uncollectible Accounts Receivable
Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the company's receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the company has seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts is based primarily on management's evaluation of the financial condition of the customer. In addition, as a result of the third party financing arrangement with DLL, management monitors the collection status of these contracts in accordance with the company's limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts.

Inventories and Related Allowance for Obsolete and Excess Inventory
Inventories are stated at the lower of cost or market with cost principally determined for domestic manufacturing inventories by the last-in, first-out
(LIFO) method and for non-domestic inventories and domestic finished products purchased for resale by the first-in, first-out (FIFO) method. Inventories have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales.

Goodwill, Intangible and Other Long-Lived Assets
Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. As a result of the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets in 2002, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests in accordance with the Statement. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company completed the required initial analysis of goodwill as of January 1, 2002 as well the annual impairment tests in the fourth quarter of 2002 and 2003. The results of these analyses indicated no impairment of goodwill.

Product Liability
The company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10 million per occurrence and $10 million in the aggregate of the company's North American product liability exposure. The company also has additional layers of external insurance coverage insuring $90 million in annual aggregate losses arising from individual claims that exceed the captive insurance company policy limits. Invatection records product liability reserves based upon independent actuarial valuations. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

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

Accounting for Stock-Based Compensation
The company accounts for options under its stock-based compensation plans using the intrinsic value method proscribed in Accounting Principles Board Opinion
(APBO) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant; thus, no compensation cost has been reflected in the Consolidated Statement of Earnings for these options. In addition, restricted stock awards have been granted without cost to the recipients and are being expensed on a straight-line basis over the vesting periods. If the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all stock options granted, net earnings per share assuming dilution would have been reduced by $0.14 in 2003, $0.15 in 2002 and $0.14 in 2001.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides guidance for those companies wishing to voluntarily change to the fair value based method of accounting for stock-based compensation. The statement also amends the disclosure requirements of SFAS No. 123. While Invacare continues to utilize the disclosure-only provisions of SFAS No. 123, the company has modified its disclosures to comply with the new statement. See the company's Accounting Policies and Shareholders' Equity Transactions in the Notes to the Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In  January  2003,  the FASB  issued  Interpretation  No. 46,  Consolidation  of
Variable Interest Entities (FIN 46), which was revised in December 2003 and, which among other things, deferred the implementation date of FIN 46 until periods after March 15, 2004. This interpretation requires consolidation of an entity if the company is subject to a majority of the risk of loss from the variable interest entity's (VIE) activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a VIE is known as the primary beneficiary of that entity.

As of December 31, 2003, the company had an investment in a development stage company, which is currently pursuing FDA approval to market a product focused on the treatment of post-stroke shoulder pain in the United States. The amount of net advances and investment recorded on the company's books is approximately $3,100,000 at December 31, 2003. Based on the provisions of FIN 46 and the company's preliminary analysis, the company does not believe that its investment is a VIE.

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk.
--------------------------------------------------------------------
The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 2003 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,809,000. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

PRIVATE SECURITIES LITIGATION REFORM ACT
----------------------------------------
The statements contained in this Form 10-K constitute forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "plan," "intend," "expect," "continue," "believe," "anticipate" and "seek," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, the success of the Company's ongoing efforts to reduce cost, increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues (including those that affect the sales of and margins on product, along with the viability of customers), the ability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs, the effect of offering customers competitive financing terms, Invacare's ability to successfully identify, acquire and integrate strategic acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions, the timely completion of facility consolidations, the vagaries of any litigation or regulatory investigations that the Company may be or become involved in at any time, the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions (including, the impact that acts of terrorism may have on such growth conditions), foreign currency and interest rate risks, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. We undertake no obligation to review or update these forward-looking statements or other information contained herein.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
Reference is made to the Report of Independent Auditors, Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule, which appear on pages FS-1 to FS-23 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------
None.

Item 9A.  Controls and Procedures.
---------------------------------
As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of December 31, 2003 in ensuring that information required to be disclosed by the company in the reports it files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in the company's internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal controls over financial reporting.

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------
We have adopted a Code of Business Conduct and Ethics that applies to all Directors, officers and employees. We also have adopted a separate Financial Code of Ethics that applies to our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer). You can find both codes on our website no later than the date of our Annual Meeting of Shareholders scheduled to be held on May 26, 2004, at www.invacare.com by clicking on the link for Investor Relations. We will post any amendments to the codes, as well as any waivers that are required to be disclosed pursuant to the rules of either the Securities and Exchange Commission or the New York Stock Exchange, on our website.

Our Board of Directors has adopted Corporate Governance Guidelines and new charters for the Audit Committee, Compensation, Management Development and Corporate Governance Committee, Nominating Committee and Investment Committee of the Board of Directors. We will post these documents on our website no later than the date of our Annual Meeting of Shareholders scheduled to be held on May 26, 2004, at www.invacare.com by clicking on the link for Investor Relations.

You also can obtain printed copies of any of the materials referred to above, free of charge, by writing to: Shareholder Relations Department, Invacare Corporation, One Invacare Way, P.O. Box 4028, Elyria, OH 44036-2125.

Information required by Item 10 as to the executive officers of the company is included in Part I of this Annual Report on Form 10-K, the other information required by Item 10 as to the directors of the company is incorporated herein by reference to the information set forth under the caption Election of Directors in the company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.
--------------------------------
The information required by Item 11 is incorporated by reference to the information set forth under the captions Compensation of Executive Officers and Compensation of Directors in the company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item. 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------
The information required by Item 12 is incorporated by reference to the information set forth under the caption Share Ownership of Principal Holders and Management in the company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------
The information required by Item 13 is incorporated by reference to the information set forth under the caption Compensation Committee Interlocks and Insider Participation in the company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 14.  Principal Accounting Fees and Services.
------------------------------------------------
The information required by Item 14 is incorporated by reference to the information set forth under the caption Independent Auditors in the company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------
(a)(1)   Financial Statements
         --------------------
The following financial statements of the company are included in Part II,
Item 8:

     Consolidated Statement of Earnings - years ended December 31, 2003, 2002 and 2001

     Consolidated Balance Sheet - December 31, 2003 and 2002

     Consolidated Statement of Cash Flows - years ended December 31, 2003, 2002, and 2001

     Consolidated Statement of Shareholders' Equity - years ended December 31, 2003, 2002, and 2001

     Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules
         -----------------------------
     The following  financial  statement  schedule of the company is included in
     Part II, Item 8:

     Schedule II - Valuation and Qualifying Accounts

     All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.


(a)(3)   Exhibits.
         --------
     See Exhibit Index at page number I-29 of this Report on Form 10-K.

(b)      Reports on Form 8-K.
         -------------------
     A Form 8-K was filed on October 1, 2003 under Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits. The Form 8-K contained Invacare Corporation's press release announcing the sale of $100,000,000 in senior notes through a private placement to institutional investors.

     A Form 8-K was furnished on October 16, 2003 under Item 12, Results of Operations and Financial Condition. The Form 8-K contained Invacare Corporation's earnings release, dated October 16, 2003, which disclosed the company's 2003 third quarter results.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 12, 2004.

                         INVACARE CORPORATION

                         By:  /s/ A. Malachi Mixon, III
                                  ---------------------
                                  A. Malachi Mixon, III Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 12, 2004.

Signature                                 Title
---------                                 ------

/s/ A. Malachi Mixon, III                 Chairman of the Board of Directors and
------------------------------------      Chief Executive Officer
A. Malachi Mixon, III                    (Principal Executive Officer)

/s/ Gerald B. Blouch                      President, Chief Operating Officer and
------------------------------------      Director
Gerald B. Blouch

/s/ Gregory C. Thompson                   Senior Vice President and
------------------------------------      Chief Financial Officer
Gregory C. Thompson                      (Principal Financial and
                                          Accounting Officer)

/s/ James C. Boland                       Director
------------------------------------
James C. Boland

/s/ Michael F. Delaney                    Director
------------------------------------
Michael F. Delaney

/s/ Whitney Evans                         Director
------------------------------------
Whitney Evans

/s/ C.  Martin Harris, M.D                Director
------------------------------------
C.  Martin Harris, M.D

/s/ Bernadine P. Healy, M.D.              Director
------------------------------------
Bernadine P. Healy, M.D.

/s/ John R. Kasich                        Director
------------------------------------
John R. Kasich

/s/ Dan T. Moore, III                     Director
------------------------------------
Dan T. Moore, III

/s/ Joseph B. Richey, II                  Director
------------------------------------
Joseph B. Richey, II

/s/ William M. Weber                      Director
------------------------------------
William M. Weber

                              INVACARE CORPORATION
        Report on Form 10-K for the fiscal year ended December 31, 2003.

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

3(b)          -    Code of Regulations, as amended on May 22, 1996                                                    (B)

4(a)          -    Specimen Share Certificate for Common Shares, as revised                                           (C)

4(b)          -    Specimen Share Certificate for Class B Common Shares                                               (C)

4(c)          -    Rights agreement between Invacare Corporation and Rights Agent dated as of July 7, 1995            (D)

10(a)         -    Assignment  of Patent  Application  and  License of  Know-how  dated  January  14,  1981,  and an  (E)
                   amendment  thereto dated October 12, 1981, with respect to certain royalty payments to be made to the former owners of the company's home care bed subsidiary

10(b)         -    1992 Non-Employee Directors Stock Option Plan adopted in May 1992                                  (F)

10(c)         -    Deferred Compensation Plan for Non-Employee Directors, adopted in May 1992                         (G)

10(d)         -    Invacare Corporation 1994 Performance Plan approved January 28, 1994                               (H)*

10(e)         -    Loan Agreement by and among Invacare Corporation, the Banks, certain borrowing subsidiaries,  the  (I)
                   Banks named  therein,  NBD Bank,  as agent for the Banks and  KeyBank  National  Association,  as co-agent for the Banks

10(f)         -    Agreement and Plan of Merger, dated December 17, 1997, between Invacare Corporation, Inva          (J)
                   Acquisition Corp. and Invacare Supply Group, formerly Suburban Ostomy Supply Company, Inc.

10(g)         -    Note Purchase Agreement dated as of February 27, 1998 for $80,000,000 6.71% Series A Senior        (K)
                   Notes Due February 27, 2008 and $20,000,000 6.60% Series B Senior Notes Due February 27, 2005

10(h)         -    Amendment No. 1 to the Invacare Corporation 1994 Performance Plan approved May 28, 1998.           (L)*

10(i)         -    Amendment No. 2 to the Invacare Corporation 1994 Performance Plan approved May 24, 2000.           (M)*

10(j)         -    Five-Year  Credit  Agreement  between  Invacare  Corporation  and  Subsidiaries,  the banks named  (N)
                   therein, Bank One, as agent for the banks, dated October 17, 2001.

10(k)         -    Invacare Retirement Savings Plan, effective January 1, 2001                                        (O)

10(l)         -    Form of Change of Control  Agreement  entered  into by and between the company and certain of its  (Q)*
                   executive officers and Schedule of all such agreements with current executive officers

10(m)         -    Form of Indemnity  Agreement entered into by and between the company and certain of its Directors  (Q)*
                   and executive  officers and Schedule of all such Agreements with current  Directors and executive officers

10(n)         -    Employment Agreement entered into by and between the company and Chief Financial Officer           (Q)*

10(o)         -    Employment Agreement entered into by and between the company and Chief Operating Officer           (Q)*

10(p)         -    Amendment No. 3 to the Invacare Corporation 1994 Performance Plan                                  (R)*

Official                                                                                                              Sequential
Exhibit No         Description                                                                                        Page No.
----------         -----------                                                                                        --------
10(q)         -    Invacare Corporation 2003 Performance Plan                                                         (S)*

10(r)         -    Invacare  Corporation Note Purchase  Agreement dated as of October 1, 2003 for $50,000,000  3.97%  (T)
                   Series A Senior  Notes Due October 1, 2007;  $30,000,000  4.74% Series B Senior Notes Due October
                   1, 2009 and $20,000,000 5.05% Series C Senior Notes Due October 1, 2010.

10(s)**            Modification,  dated  September  22, 2003, to Five-Year  Credit  Agreement,  as amended,  between
                   Invacare  Corporation  and  Subsidiaries,  the banks  named  therein,  Bank One, as agent for the banks, dated October 17, 2001.

10(t)**            First  Amendment,  dated as of October 1, 2003, to Note Purchase  Agreement  dated as of February
                   27, 1998 for $80,000,000  6.71% Series A Senior Notes Due February 27, 2008 and $20,000,000 6.60%
                   Series B Senior Notes Due February 27, 2005

21            -    Subsidiaries of the company

23            -    Consent of Independent Auditors

31.1 **       -    Certification of the Chief Executive  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002

31.2 **       -    Certification of the Chief Financial  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002

32.1 **       -    Certification  of the Chief  Executive  Officer  pursuant to 18 U.S.C.  Section  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **       -    Certification  of the Chief  Financial  Officer  pursuant to 18 U.S.C.  Section  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(a)         -    Executive Liability and Defense Coverage Insurance Policy                                          (C)

99(b)         -    Supplemental Executive Retirement Plan                                                             (P)

* Management contract, compensatory plan or arrangement
** Filed herein.

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

(F) Reference is made to Exhibit A of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which Exhibit is incorporated herein by reference.

(G) Reference is made to Exhibit B of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 27, 1992, which Exhibit is incorporated herein by reference.

(H) Reference is made to Exhibit A of the company Definitive Proxy Statement used in connection with the Annual Meeting of Shareholders held on May 23, 1994, which Exhibit is incorporated herein by reference.

(I) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 1997, as amended, which is incorporated herein by reference.

(J) Reference is made to the appropriate Exhibit to the company report on Form 8-K, dated January 23, 1998, which Exhibit is incorporated herein by reference.

(K) Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended March 31, 1998, which Exhibit is incorporated herein by reference.

(L) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 1999, which Exhibit is incorporated herein by reference.

(M) Reference is made to the appropriate Exhibit of the company report on Form S-8, dated March 30, 2001, which Exhibit is incorporated herein by reference.

(N) Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated October 17, 2001, which Exhibit is incorporated herein by reference.

(O) Reference is made to Exhibit 10.1 of the company report on Form 10-Q, dated September 30, 2002, which Exhibit is incorporated herein by reference.

(P) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 1996, which Exhibit is incorporated herein by reference.

(Q) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2002, which Exhibit is incorporated herein by reference.

(R) Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended March 31, 2003, which Exhibit is incorporated herein by reference.

(S) Reference is made to Exhibit 4.5 of Invacare Corporation Form S-8 filed on October 17, 2003.

(T) Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended September 30, 2003, which Exhibit is incorporated herein by reference.

                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Invacare Corporation


We have audited the accompanying consolidated balance sheet of Invacare Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As  discussed  in  "Goodwill"  in  the  Notes  to  the  Consolidated   Financial
Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

                                                               ERNST & YOUNG LLP



Cleveland, Ohio
February 20, 2004

CONSOLIDATED STATEMENT OF EARNINGS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                       Years Ended December 31,
                                                                                 2003            2002            2001
                                                                                 ----            ----            ----
                                                                                 (In thousands, except per share data)

             Net sales                                                     $1,247,176      $1,089,161      $1,053,639
             Cost of products sold                                            872,515         761,763         735,292
                                                                              -------         -------         -------

                  Gross Profit                                                374,661         327,398         318,347

             Selling, general and administrative expenses                     262,015         220,296         195,574
             Amortization of goodwill                                               -               -           8,972
             Non-recurring and unusual items                                        -               -          31,950
             Interest expense                                                  11,710          15,122          22,764
             Interest income                                                   (5,473)         (4,550)         (7,303)
                                                                              -------         -------         -------

                  Earnings before Income Taxes                                106,409          96,530          66,390

             Income taxes                                                      35,000          31,760          31,200
                                                                              -------         -------         -------

                  Net Earnings                                                $71,409         $64,770         $35,190
                                                                              =======         =======         =======

                  Net Earnings per Share - Basic                                $2.31           $2.10           $1.15
                                                                              =======         =======         =======

               Weighted Average Shares Outstanding - Basic                     30,862          30,867          30,620
                                                                              =======         =======         =======

                  Net Earnings per Share - Assuming Dilution                    $2.25           $2.05           $1.11
                                                                              =======         =======         =======

               Weighted Average Shares Outstanding -
                  Assuming Dilution                                            31,729          31,664          31,683
                                                                              =======         =======         =======

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                  December 31,           December 31,
                                                                                         2003                   2002
                                                                                    ---------              ---------
                                                                                             (In thousands)
Assets
------
Current Assets
   Cash and cash equivalents                                                          $16,074                $13,086

   Marketable securities                                                                  214                  1,350

   Trade receivables, net                                                             255,534                200,388

   Installment receivables, net                                                         7,755                 20,953

   Inventories, net                                                                   130,979                111,382

   Deferred income taxes                                                               24,573                 26,053

   Other current assets                                                                39,593                 25,600
                                                                                    ---------              ---------
     Total Current Assets                                                             474,722                398,812


Other Assets                                                                           53,263                 51,031

Other Intangibles                                                                      14,678                  4,779

Property and Equipment, net                                                           150,051                130,963

Goodwill                                                                              415,499                321,118
                                                                                    ---------               ---------
     Total Assets                                                                  $1,108,213               $906,703
                                                                                    =========               ========

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities
   Accounts payable                                                                  $110,178                $80,511

   Accrued expenses                                                                    97,148                 67,187

   Accrued income taxes                                                                19,107                 16,049

   Current maturities of long-term debt                                                 2,171                  4,479
                                                                                    ---------              ---------
     Total Current Liabilities                                                        228,604                168,226

Long-Term Debt                                                                        232,038                234,134

Other Long-Term Obligations                                                            34,383                 24,031

Shareholders' Equity
   Preferred Shares (Authorized 300 shares; none outstanding)                               -                      -

   Common Shares (Authorized 100,000 shares; 30,739 and                                 7,686                  7,580
         30,294 issued in 2003 and 2002, respectively)

   Class B Common Shares (Authorized 12,000 shares;                                       278                    278
         1,112, issued and outstanding)

   Additional paid-in-capital                                                         109,015                 98,995

   Retained earnings                                                                  477,113                407,235

   Accumulated other comprehensive earnings (loss)                                     45,941                (18,729)

   Unearned compensation on stock awards                                               (1,458)                (1,204)

   Treasury shares (770 and 387 shares in                                             (25,387)               (13,843)
         2003 and 2002, respectively)
                                                                                    ---------              ---------
     Total Shareholders' Equity                                                       613,188                480,312
                                                                                    ---------              ---------
     Total Liabilities and Shareholders' Equity                                    $1,108,213               $906,703
                                                                                    =========              =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                          Years Ended December 31,
                                                                                      2003           2002            2001
                                                                                      ----           ----            ----
                                                                                                (In thousands)
    Operating Activities
    Net earnings                                                                   $71,409        $64,770          $35,190
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Non-recurring and unusual items                                                  -              -           29,950
        Depreciation and amortization                                               27,235         26,638           33,448
        Provision for losses on trade and installment receivables                   13,760         10,792            7,150
        Provision for deferred income taxes                                          3,205         (3,050)           6,220
        Provision for other deferred liabilities                                     2,587          3,342            2,600
    Changes in operating assets and liabilities:
        Trade receivables                                                          (37,122)        19,740          (11,114)
        Inventories                                                                 (4,607)         6,208           (7,010)
        Other current assets                                                        (3,447)        (4,193)          (6,165)
        Accounts payable                                                            13,351          2,576           (6,835)
        Accrued expenses                                                            17,943         (2,534)         (25,898)
        Other long-term liabilities                                                  5,212           (108)          (3,314)
                                                                                   -------        -------          -------
                  Net Cash Provided by Operating Activities                        109,526        124,181           54,222

    Investing Activities
        Purchases of property and equipment                                        (30,660)       (22,109)         (20,182)
        Proceeds from sale of property and equipment                                   531          2,391              696
        Installment sales contracts, net                                             6,678         11,435           25,946
        Marketable securities                                                        1,130            (43)            (165)
        Business acquisitions, net of cash acquired                                (70,555)             -                -
        Increase in other investments                                                  (64)          (317)          (1,642)
        Increase in other long-term assets                                          (1,898)        (1,834)         (13,817)
        Other                                                                          (42)         1,079           (1,063)
                                                                                   -------        -------          -------
                  Net Cash Required for Investing Activities                       (94,880)        (9,398)         (10,227)

    Financing Activities
        Proceeds from revolving lines of credit and
          long-term borrowings                                                     474,583        254,512          305,956
        Payments on revolving lines of credit and
          long-term borrowings                                                    (483,725)      (377,582)        (339,941)
        Proceeds from exercise of stock options                                      5,063          6,154            8,854
        Payment of dividends                                                        (1,531)        (1,567)          (1,525)
        Purchase of treasury stock                                                  (8,345)        (1,674)          (7,471)
                                                                                   -------        -------          -------
                  Net Cash Required for Financing Activities                       (13,955)      (120,157)         (34,127)

        Effect of exchange rate changes on cash                                      2,297          1,777           (5,542)
                                                                                   -------        -------          -------

        Increase (decrease) in cash and cash equivalents                             2,988         (3,597)           4,326

        Cash and cash equivalents at beginning of year                              13,086         16,683           12,357
                                                                                   -------        -------          -------

        Cash and cash equivalents at end of year                                   $16,074        $13,086          $16,683
                                                                                   =======        =======          =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

INVACARE CORPORATION AND SUBSIDIARIES
(In thousands)

                                                                                Accumulated
                                                      Additional                     Other
                                    Common   Class B    Paid-in-   Retained   Comprehensive        Unearned   Treasury
                                     Stock     Stock     Capital   Earnings  Earnings (Loss)   Compensation      Stock        Total
                                 ---------- --------- ----------- ---------- --------------- --------------- ---------- -----------
January 1, 2001 Balance             $7,301      $343     $79,105   $310,367        $(43,430)           $  -    $(3,913)    $349,773
Conversion of shares from Class B to
Common                                  65       (65)                                                                             -
Exercise of stock options, including
tax benefit                             94                 7,932                                                 2,078       10,104
Restricted stock awards                  6                   943                                       (949)                      -
Restricted stock award expense                                                                          178                     178
Net earnings                                                         35,190                                                  35,190
Foreign currency translation
adjustments                                                                          (3,342)                                 (3,342)
Cumulative effect upon adopting FAS
133                                                                                     521                                     521
Unrealized losses on cash flow hedges                                                (1,561)                                 (1,561)
Marketable securities holding loss                                                     (317)                                   (317)
                                                                                                                             ------
Total comprehensive income                                                                                                   30,491
Dividends                                                            (1,525)                                                 (1,525)
Purchase of treasury shares                                                                                     (7,471)      (7,471)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2001 Balance            7,466       278      87,980    344,032         (48,129)          (771)     (9,306)     381,550
Exercise of stock options, including
tax benefit                            105                 9,834                                                (2,863)       7,076
Restricted stock awards                  9                 1,181                                     (1,190)                      -
Restricted stock award expense                                                                          757                     757
Net earnings                                                         64,770                                                  64,770
Foreign currency translation
adjustments                                                                          28,214                                  28,214
Unrealized gains on cash flow hedges                                                  1,349                                   1,349
Marketable securities holding loss                                                     (163)                                   (163)
                                                                                                                             ------
Total comprehensive income                                                                                                   94,170
Dividends                                                            (1,567)                                                 (1,567)
Purchase of treasury shares                                                                                     (1,674)      (1,674)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2002 Balance            7,580       278      98,995    407,235         (18,729)         (1,204)   (13,843)     480,312
Exercise of stock options, including
tax benefit                             99                 9,130                                                (3,199)       6,030
Restricted stock awards                  7                   890                                       (897)                      -
Restricted stock award expense                                                                          643                     643
Net earnings                                                         71,409                                                  71,409
Foreign currency translation
adjustments                                                                          61,069                                  61,069
Unrealized gains on cash flow hedges                                                  3,506                                   3,506
Marketable securities holding gain                                                       95                                      95
                                                                                                                             ------
Total comprehensive income                                                                                                  136,079
Dividends                                                            (1,531)                                                 (1,531)
Purchase of treasury shares                                                                                     (8,345)      (8,345)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2003 Balance           $7,686      $278    $109,015   $477,113         $45,941         $(1,458)  $(25,387)    $613,188
                                    ======      ====    ========   ========         =======         =======   ========     ========

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

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

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

Inventories: Inventories are stated at the lower of cost or market with cost principally determined for domestic manufacturing inventories by the last-in, first-out method and for non-domestic inventories and domestic finished products purchased for resale ($99,607,000 and $81,180,000 at December 2003 and 2002, respectively) by the first-in, first-out method. Market costs are based on the lower of replacement cost or estimated net realizable value. The value of inventory on the LIFO method is approximately equal to its current cost as of December 31, 2003 and 2002.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

Goodwill and Other Intangibles: Effective January 1, 2002, Invacare adopted SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly, discontinued amortization of goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization approach requiring periodic testing for impairment. For purposes of the impairment test, the fair value of each reporting unit is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates. The fair values are then compared to the carrying value of the net assets of each reporting unit. The company completed the required initial analysis as of January 1, 2002 as well as the annual impairment tests in the fourth quarter of 2002 and 2003. The results of these tests indicated no impairment of goodwill.

Accrued Warranty Cost: Generally, the company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. See the "Current Liabilities" footnote for a reconciliation of the changes in the warranty accrual.

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

Product Liability Cost: The company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10 million per occurrence and $10 million in the aggregate of the company's North American product liability exposure. The company also has additional layers of external insurance coverage insuring $90 million in annual aggregate losses arising from individual claims that exceed the captive insurance company policy limits. Invatection records product liability reserves based upon independent actuarial valuations. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

Revenue Recognition: The company recognizes revenue when the product is shipped and provides an appropriate allowance for estimated returns and adjustments. The cost of shipping products is treated as a component of cost of products sold and the related revenue from shipping products is treated as a component of net sales.

Research  and  Development:  Research  and  development  costs are  expensed  as incurred and included in cost of products sold. The company's annual expenditures for product development and engineering were approximately $19,130,000, $17,934,000, and $17,394,000 for 2003, 2002, and 2001,
respectively.

Advertising: Advertising costs are expensed as incurred and included in selling,
general  and   administrative   expenses.   Advertising   expenses  amounted  to
$22,806,000, $20,905,000 and $19,198,000 for 2003, 2002 and 2001, respectively.

Stock-Based  Compensation  Plans:  The company  accounts  for options  under its stock-based compensation plans using the intrinsic value method proscribed in APBO No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant, thus no compensation cost has been reflected in the consolidated statement of earnings for these options. In addition, restricted stock awards have been granted without cost to the recipients and are being expensed on a straight-line basis over the vesting periods. Invacare continues to utilize the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation. If the company had applied the fair value recognition provisions of SFAS No. 123, the company's net earnings and earnings per share in 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated below:

                                                                                   2003               2002                2001
                                                                                   ----               ----                ----
                                                                                  (In thousands except per share data)
                Net earnings - as reported *                                    $71,409            $64,770             $35,190
                Less:  compensation expense determined based on the
                            fair-value method for all awards granted at
                            market value, net of related tax effects              4,529              4,504               4,446
                                                                                -------            -------             -------
                Net earnings - pro forma                                        $66,880            $60,266             $30,744
                                                                                =======            =======             =======

                Earnings per share as reported - basic                            $2.31              $2.10               $1.15
                Earnings per share as reported - assuming dilution                $2.25              $2.05               $1.11

                Pro forma earnings per share - basic                              $2.17              $1.95               $1.00
                Pro forma earnings per share - assuming dilution                  $2.11              $1.90                $.97

                * Includes stock compensation expense, net of tax, on
                   restricted awards granted without cost of:                      $418               $492                $116

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

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

Derivative Instruments: The company recognizes its derivative instruments as assets or liabilities in the consolidated balance sheet measured at fair value.

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

The company has entered into interest rate swap agreements that qualify as cash flow hedges and effectively convert $20,000,000 of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The company has also entered into interest rate swap agreements that qualify as fair value hedges and effectively convert $180,000,000 of fixed-rate debt to floating-rate debt, so the company can avoid paying higher than market interest rates. The company recognized net gains of $2,872,000 and $773,000, respectively, related to its swap agreements in 2003 and 2002, which is reflected in interest expense on the consolidated statement of earnings.

To protect against decreases/increases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the company utilizes cash flow hedges to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The company recognized net gains in 2003 and 2002 of $1,410,000 and $1,252,000, respectively, versus a net loss of $828,000 in 2001 on foreign currency cash flow hedges. The gains or losses are included in cost of products sold and selling, general and administrative expenses on the consolidated statement of earnings.

The company uses forward contracts that do not qualify for special hedging treatment, but do effectively limit the company's exposure to foreign currency fluctuations between the Mexican Peso and U.S. Dollar. During 2003 and 2002, the company recognized losses of $118,000 and $68,000 versus a gain of $953,000 in 2001 related to these forward contracts, which are included in costs of products sold on the consolidated statement of earnings.

The company recognized no gain or loss related to hedge ineffectiveness or discontinued cash flow hedges. If it is later determined that a hedged forecasted transaction is unlikely to occur, any gains or losses on the forward contracts would be reclassified from other comprehensive income into earnings. The company does not expect this to occur during the next twelve months.

Foreign Currency Translation: The functional currency of the company's subsidiaries outside the United States is the applicable local currency. The assets and liabilities of the company's foreign subsidiaries are translated into U.S. dollars at year end exchange rates. Revenues and expenses are translated at weighted average exchange rates. Gains and losses resulting from translation are included in accumulated other comprehensive earnings (loss).

Net Earnings Per Share: Basic earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding during the year. Diluted earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding plus the effects of dilutive stock options outstanding during the year.

Recently Issued Accounting Pronouncements: In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was revised in December 2003 and among other things deferred the implementation date of FIN 46 until periods ending after March 15, 2004. This interpretation requires consolidation of an entity if the company is subject to a majority of the risk of loss from the variable interest entity's (VIE) activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a VIE is known as the primary beneficiary of that entity.

As of December 31, 2003, the company had an investment in a development stage company, which is currently pursuing FDA approval to market a product focused on the treatment of post-stroke shoulder pain in the United States. The net advances and investment recorded on the company's books is approximately
$3,100,000 at December 31, 2003. Based on the provisions of FIN 46 and the company's preliminary analysis, the company does not believe that its investment is a VIE.

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

RECEIVABLES

Trade accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts ($16,775,000 in 2003 and $19,067,000 in 2002) is based primarily on management's evaluation of the financial condition of the customer.

Installment receivables as of December 31, 2003 and 2002 consist of the following:

                                                                       2003                                    2002
                                                                       -----                                   -----
                                                                       Long-                                   Long-
    (In thousands)                                        Current       Term      Total           Current       Term      Total
                                                          -------    -------    -------           -------    -------    -------
    Installment receivables                               $18,930       $578    $19,508           $33,942     $2,648    $36,590
    Less:
         Unearned interest                                   (246)       (54)      (300)             (451)       (11)      (462)
         Allowance for doubtful accounts                  (10,929)         -    (10,929)          (12,538)    (1,127)   (13,665)
                                                          -------    -------    -------           -------    -------    -------

                                                           $7,755       $524     $8,279           $20,953     $1,510    $22,463
                                                          =======    =======    =======           =======    =======    =======

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

INVENTORIES

Inventories as of December 31, 2003 and 2002 consist of the following:

                                                       2003               2002
                                                     ------             ------
                                                          (In thousands)
                  Raw materials                     $41,573            $35,457
                  Work in process                    18,711             12,789
                  Finished goods                     70,695             63,136
                                                     ------            -------
                                                   $130,979           $111,382
                                                    =======            =======
PROPERTY AND EQUIPMENT

Property  and  equipment  as of  December  31,  2003  and  2002  consist  of the following:
                                                       2003               2002
                                                     ------             ------
                                                          (In thousands)
                  Machinery and equipment          $216,459           $199,448
                  Land, buildings and improvements   67,364             55,232
                  Furniture and fixtures             20,737             15,641
                  Leasehold improvements             14,946             13,874
                                                    -------            -------
                                                    319,506            284,195
                  Less allowance for depreciation  (169,455)          (153,232)
                                                    -------            -------
                                                   $150,051           $130,963
                                                    =======            =======

INVACARE CORPORATION AND SUBSIDIARIES

ACQUISITIONS

In 2003, Invacare Corporation acquired the following businesses at a total cost of $70,555,000, which was paid in cash:

     o The assets of Pinnacle Medsources Inc., a Georgia corporation, and distributor of home medical equipment.
     o Mecc San SrL, an Italian corporation, and manufacturer of home medical equipment.
     o Carroll Healthcare, Inc., a Canadian Corporation, and a leading manufacturer of beds and furniture for the long-term care industry in North America.
     o Motion Concepts, Inc., a Canadian Corporation, and leading manufacturer of seating and positioning products in North America.

Goodwill recognized in these transactions amounted to approximately $53,100,000, the majority of which is not expected to be deductible for tax purposes. Goodwill of $49,700,000 was assigned to the North American segment and $3,400,000 was assigned to the European segment. As part of the Carroll purchase agreement, the Company agreed to pay additional consideration based upon earnings before interest, taxes, depreciation and amortization from September 1, 2003 through August 31, 2004 calculated under Canadian generally accepted accounting principles with no defined maximum amount. Pursuant to the Motion purchase agreement, the Company agreed to pay contingent consideration based upon earnings before interest and taxes over the three years subsequent to the acquisition up to a maximum of approximately $16,000,000. When the contingencies related to both of the acquisitions are settled, any additional consideration paid will increase the respective purchase price and reported goodwill.

GOODWILL

In accordance with the provisions of SFAS No. 142, effective January 1, 2002, the company ceased amortization of goodwill. The following comparative disclosure shows the impact on 2001 as if SFAS No. 142 had been adopted as of the beginning of each year.

  (In thousands, except per share data)                                       2003           2002           2001
  --------------------------------------------------------------------------------------------------------------
  Reported net income                                                      $71,409        $64,770        $35,190
  Goodwill amortization                                                          -              -          8,972
                                                                           -------        -------        -------
  Adjusted net income                                                      $71,409        $64,770        $44,162
                                                                           =======        =======        =======

  Basic earnings per share:
  Reported net income                                                        $2.31          $2.10          $1.15
  Goodwill amortization                                                          -              -           0.29
                                                                           -------        -------        -------
  Adjusted net income                                                        $2.31          $2.10          $1.44
                                                                           =======        =======        =======

  Diluted earnings per share:
  Reported net income                                                        $2.25          $2.05          $1.11
  Goodwill amortization                                                          -              -           0.28
                                                                           -------        -------        -------
  Adjusted net income                                                        $2.25          $2.05          $1.39
                                                                           =======        =======        =======

The carrying amount of goodwill by operating segment is as follows:

                                            2003                                                      2002
                      --------------------------------------------------        ----------------------------------------------------
  (In thousands)      North                                                     North
                      America     Europe     Australasia    Consolidated        America       Europe     Australasia    Consolidated
                      -------     ------     -----------    ------------        -------       ------     -----------    ------------
  Balance as of
   January 1          $153,683    $157,325        $10,110        $321,118       $153,548      $141,566       $8,422        $303,536
  Acquisitions          49,723       3,397              -          53,120              -             -            -               -
  Foreign
   currency
   translation           6,641      31,786          2,834          41,261            135        15,759        1,688          17,582
                       -------     -------        -------         -------        -------       -------      -------         -------
  Balance as of
   December 31        $210,047    $192,508        $12,944        $415,499       $153,683      $157,325      $10,110        $321,118
                      ========    ========        =======        ========       ========      ========      =======        ========


INVACARE CORPORATION AND SUBSIDIARIES

OTHER INTANGIBLES

All of the company's other intangible assets have definite lives and continue to be amortized over their useful lives, except for $4,268,000 related to trademarks, which have indefinite lives. The company's intangibles consist of the following:

                                                  December 31, 2003                   December 31, 2002
                                                  -----------------                   -----------------
  (In thousands)                                              Accumulated                          Accumulated
                                           Historical Cost    Amortization      Historical Cost    Amortization
                                           ---------------    ------------      ---------------    ------------
  License agreements                             $6,455             $4,464            $6,037             $3,875
  Customer Lists                                  6,105                936                 -                  -
  Trademarks                                      4,268                  -                 -                  -
  Patents                                         2,180              1,109             2,396                880
  Other                                           3,406              1,227             2,576              1,475
                                                -------             ------           -------             ------
                                                $22,414             $7,736           $11,009             $6,230
                                                =======             ======           =======             ======

Amortization expense related to other intangibles was $1,506,000 and $1,288,000 for 2003 and 2002, respectively. Estimated amortization expense for each of the next five years is expected to be $2,150,000 for 2004, $1,793,000 in 2005, $1,291,000 in 2006, $1,224,000 in 2007 and $1,103,000 in 2008.

CURRENT LIABILITIES

Accrued expenses as of December 31, 2003 and 2002 consist of the following:

                                                        2003               2002
                                                      ------             ------
                                                           (In thousands)
   Accrued salaries and wages                        $31,960            $20,266
   Accrued rebates                                    13,595              3,669
   Accrued warranty cost                              12,688             11,448
   Accrued interest                                    9,114              3,504
   Accrued freight                                     4,524              3,548
   Accrued taxes other than income taxes               3,661              4,628
   Accrued insurance                                   2,470              2,304
   Accrued product liability, current portion          2,245              2,996
   Accrued legal and professional                      2,029              1,478
   Other accrued items                                14,862             13,346
                                                      ------             ------
                                                     $97,148            $67,187
                                                     =======            =======

Changes in accrued warranty costs were as follows:
                                                        2003               2002
                                                        ----               ----
                                                           (In thousands)
   Balance as of January 1                           $11,448             $7,607
   Warranties provided during the period               8,557              7,571
   Settlements made during the period                 (8,288)            (7,854)
   Changes in liability for pre-existing
     warranties during the period,
     including expirations                               971              4,124
                                                     -------           --------
   Balance as of December 31                         $12,688            $11,448
                                                     =======            =======

INVACARE CORPORATION AND SUBSIDIARIES

LONG-TERM DEBT

Long-term debt as of December 31, 2003 and 2002 consist of the following:

                                                                                           2003             2002
                                                                                           ----             ----
                                                                                             (In thousands)
$80,000,000 senior notes at 6.71%, due in February 2008                                 $85,462          $87,456
$20,000,000 senior notes at 6.60%, due in February 2005                                  20,000           20,000
$50,000,000 senior notes at 3.97%, due in October 2007                                   50,560                -
$30,000,000 senior notes at 4.74%, due in October 2009                                   30,532                -
$20,000,000 senior notes at 5.05%, due in October 2010                                   20,386                -
$25,000,000 senior notes at 7.45%, matured in February 2003                                   -            3,571
Revolving credit agreement ($325,000,000 multi-currency), at 0.675% to
     1.40% above local interbank offered rates, expires October 17, 2006                 20,002          126,128
Other notes                                                                               7,267            1,458
                                                                                        -------          -------
                                                                                        234,209          238,613
Less current maturities                                                                  (2,171)          (4,479)
                                                                                        -------          -------
                                                                                       $232,038         $234,134
                                                                                        =======          =======

The carrying values of the senior notes have been increased by the gains on the interest rate swaps accounted for as fair value hedges.

In October 2003, Invacare Corporation issued $100,000,000 in senior notes, maturing between 2007 and 2010. In 2001, the company entered into a $325,000,000 5-year, multi-currency revolving credit agreement and a $100,000,000 364-day facility with a group of commercial banks. The 364-day facility expired in October 2003; the multi-currency revolving credit agreement does not expire until October 17, 2006 or such later date as mutually agreed upon by the company and the banks.

Borrowings denominated in foreign currencies aggregated $872,000 at December 31, 2003 and $12,842,000 at December 31, 2002. The borrowing rates under the revolver agreement is determined based on the ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of the company as defined in the agreement and range from 0.675% to 1.40% above the various interbank offered rates. As of December 31, 2003 and 2002, the weighted average floating interest rate on U.S. borrowings was 2.69% and 3.66%, respectively. The revolver agreement, as amended, requires the company to maintain certain conditions with respect to net worth, funded debt to capitalization, and interest coverage as defined in the agreements. In addition, the 2003 note issuance agreements requires the company to maintain conditions with respect to net worth, consolidated debt and priority debt. At December 31, 2003, $229,578,000 of retained earnings is available for dividends pursuant to the most restrictive covenants. Under the most restrictive covenants of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $248,871,000 as of December 31, 2003.

In October 2003, the company exchanged the fixed rates of 3.97%, 4.74% and 5.05% on the $50,000,000, $30,000,000 and $20,000,000 Senior Notes due in October
2007, October 2009 and October 2010 for variable rates based on LIBOR plus 0.01%, LIBOR plus 0.14% and LIBOR plus 0.26%, respectively. The effect of these swaps is to exchange fixed rates for the lower floating rates currently available.

In December 2001, the company exchanged the fixed rate of 6.71% on $50,000,000 of the $80,000,000 in Senior Notes due in February 2008. The three agreements for $25,000,000, $15,000,000 and $10,000,000 exchanged the fixed rate for variable rates equal to LIBOR plus 1.9%, 1.71% and 1.62%, respectively. In January 2002, the company exchanged the fixed rate of 6.71% on the remaining $30,000,000 of the $80,000,000 in Senior Notes due in February 2008. The two agreements for $10,000,000 and $20,000,000 exchanged the fixed rate for variable rates equal to LIBOR plus 1.05% and 1.08%, respectively. The effect of these swaps is to exchange a fixed rate of 6.71% for the lower floating rates currently available.

In May 1999, the company fixed the interest rate on $20,000,000 of its U.S. dollar borrowings through two interest rate swap agreements. Each agreement is for $10,000,000 U.S. dollars. The effect of these swaps is to exchange a short-term floating interest rate for a fixed rate of 5.63% for a five-year term on both agreements.

The aggregate minimum maturities of long-term debt for each of the next five years are as follows: $2,171,000 in 2004, $20,746,000 in 2005, $20,728,000 in
2006,  $50,668,000 in 2007, and $80,582,000 in 2008. Interest paid on borrowings
was   $9,450,000,   $13,465,000   and   $26,361,000  in  2003,  2002  and  2001,
respectively.

INVACARE CORPORATION AND SUBSIDIARIES

OTHER LONG-TERM OBLIGATIONS

Other long-term obligations as of December 31, 2003 and 2002 consist of the following:

                                                          2003             2002
                                                       -------          -------
                                                            (In thousands)
Supplemental Executive Retirement Plan liability       $11,048           $9,460
Product liability                                        9,664            5,276
Deferred federal income taxes                            2,337                -
Other, principally deferred compensation                11,334            9,295
                                                       -------          -------
Total long-term obligations                            $34,383          $24,031
                                                       =======          =======

LEASES AND COMMITMENTS

The company leases a substantial portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms of up to 18 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2003, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2014. Lease expenses were approximately $15,803,000 in 2003, $12,575,000 in 2002, and $12,045,000 in 2001.
Future minimum operating lease commitments as of December 31, 2003, are as follows:

        Year                                                    Amount
        ----                                                    ------
                                (In thousands)
        2004                                                   $12,235
        2005                                                     8,957
        2006                                                     5,120
        2007                                                     2,756
        2008                                                       786
        Thereafter                                                 160
                                                               -------
        Total Future Minimum Lease Payments                    $30,014
                                                               =======

The amount of buildings and equipment capitalized in connection with capital leases was $7,767,000 and $4,567,000 at December 31, 2003 and 2002,
respectively. At December 31, 2003 and 2002, accumulated amortization was $3,003,000 and $2,508,000, respectively.

RETIREMENT AND BENEFIT PLANS

Substantially all full-time salaried and hourly domestic employees are included in the Invacare Retirement Savings Plan sponsored by the company. The company makes matching cash contributions up to 66.7% of employees' contributions up to 3% of compensation, quarterly contributions based upon 4% of qualified wages and may make discretionary contributions to the domestic plans based on an annual resolution by the Board of Directors.

The company also sponsors a non-qualified 401(k) Plus Benefit Equalization Plan covering certain employees, which provides for employee elective deferrals and company retirement deferrals so that the total retirement deferrals equal amounts that would have been contributed to the company's principal retirement plans if it were not for limitations imposed by income tax regulations.
Contribution expense for the plans in 2003, 2002 and 2001 was $5,619,000, $5,444,000, and $5,788,000, respectively.

The company also sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan for certain key executives. The projected benefit obligation related to this unfunded plan was $27,618,000 and $21,603,000 at December 31, 2003 and 2002, respectively, of which approximately $11,517,000 and $9,823,000, at December 31, 2003 and 2002, respectively, has been accrued. Expense for the plan in 2003, 2002, and 2001 was $2,108,000, $2,147,000, and $2,059,000,
respectively.

In conjunction with these non-qualified plans, the company has invested in life insurance policies related to certain employees to satisfy these future obligations. The current cash surrender value of the policies approximates the current benefit obligations. In addition, the projected policy benefits exceed the projected benefit obligations.

INVACARE CORPORATION AND SUBSIDIARIES

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

The 2003 Performance Plan (the "2003 Plan") allows the Compensation Committee of the Board of Directors (the "Committee") to grant up to 2,000,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock). The 1994 Performance Plan (the "1994 Plan"), as amended, expires in 2004 and allowed the Compensation Committee of the Board of Directors (the "Committee") to grant up to 5,500,000 Common Shares. The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards. During 2003, the Committee granted 351,350 and 353,267 non-qualified stock options for a term of ten years at the fair market value of the company's Common Shares on the date of grant under the 2003 Plan and the 1994 Plan, respectively. There were no stock appreciation rights outstanding at December 31, 2003, 2002 or 2001.

Restricted stock awards for 28,894, 37,289 and 24,020 shares were granted in years 2003, 2002 and 2001 without cost to the recipients. Under the terms of the restricted stock awards, 83,703 of the shares granted vest four years after the award date and 6,500 of the shares granted vest 2 years after the award date. Unearned restricted stock compensation of $897,000 in 2003, $1,190,000 in 2002 and $949,000 in 2001, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period. Compensation expense of $643,000, $757,000 and $178,000 was recognized in 2003, 2002 and 2001, respectively, related to restricted stock awards granted in 2003, 2002 and 2001.

The 1994 Plan and the 2003 Plan have provisions that allow employees to exchange mature shares to pay the exercise price and surrender shares for the options to cover the minimum tax withholding obligation. Under these provisions, the company acquired 85,704 treasury shares for $3,079,810 in 2003, 85,043 treasury shares for $2,868,514 in 2002 and 124,823 treasury shares for $4,781,114 in 2001.

As of December 31, 2003, an aggregate of 11,028,556 Common Shares were reserved for conversion of Class B Common Shares, future rights (as defined below) and the exercise and future grant of options.

                                                                     Weighted                   Weighted                   Weighted
                                                                      Average                    Average                    Average
                                                                     Exercise                   Exercise                   Exercise
                                                           2003         Price          2002        Price          2001        Price
                                                           ----         -----          ----        -----          ----        -----
     Options outstanding at January 1                 4,257,422        $25.23     4,201,943       $23.27     4,289,763       $21.08
     Granted                                            704,617         36.73       619,868        33.59       585,905        33.59
     Exercised                                         (340,665)        19.08      (418,432)       18.28      (636,933)       16.84
     Canceled                                          (102,484)        33.02      (145,957)       27.32       (36,792)       22.31
                                                      ---------        ------     ---------       ------     ---------       ------
     Options outstanding at December 31               4,518,890        $27.34     4,257,422       $25.23     4,201,943       $23.27
                                                      =========        ======     =========       ======     =========       ======

     Options price range at December 31               $15.13 to                   $11.88 to                   $9.30 to
                                                         $43.37                      $36.84                     $37.56

     Options exercisable at December 31               2,796,100                   2,347,721                  2,101,706
     Options available for grant at December 31*      1,670,600                     296,860                    917,530

     * Options available for grant as of December 31, 2003 reduced by net restricted stock award activity of 88,203.

The company utilizes the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans, except the expense recorded related to the 90,203 restricted stock awards granted in years 2001 through 2003.

The assumption regarding the stock options issued in 2003, 2002 and 2001 was that 25% of such options vested in the year following issuance. The stock options awarded during such years provided a four-year vesting period whereby options vest equally in each year. Current and prior years' pro forma disclosures may be adjusted for forfeitures of awards that will not vest because service or employment requirements have not been met.

INVACARE CORPORATION AND SUBSIDIARIES

SHAREHOLDERS' EQUITY TRANSACTIONS--Continued

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                 2003          2002        2001
                                                 ----          ----        ----
      Expected dividend yield                     .75%          .80%        .90%
      Expected stock price volatility            29.6%         31.4%       33.8%
      Risk-free interest rate                    3.31%         3.26%       4.53%
      Expected life (years)                       5.5           5.4         6.0

The weighted-average fair value of options granted during 2003, 2002 and 2001, based upon an expected exercise year of 2008, was $11.03, $10.71 and $12.24, respectively.

The plans provide that shares granted come from the company's authorized but unissued Common Shares or treasury shares. Pursuant to the plans, the Committee has established that the 2003 grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. The weighted-average remaining contractual life of options outstanding at December 31, 2003 is 6.9 years.

On July 7, 1995, the company adopted a Rights Plan whereby each holder of a Common Share and a Class B Common Share received one purchase right (the "Rights") for each share owned. Under certain conditions, each Right may be exercised to purchase one-tenth of one Common Share at a price of $8.00 per one-tenth of a share. The Rights may only be exercised 10 days after a third party has acquired 30% or more of the company's outstanding voting power or 10 days after a third party commences a tender offer for 30% or more of the voting power (an "Acquiring Party"). In addition, if an Acquiring Party merges with the company and the company's Common Shares are not changed or exchanged, or if an Acquiring Party engages in one of a number of self-dealing transactions, each holder of a Right (other than the Acquiring Party) will have the right to receive that number of Common Shares or similar securities of the resulting entity having a market value equal to two times the exercise price of the Right. The company may redeem the Rights at a price of $0.005 per Right at any time prior to 10 days following a public announcement that an Acquiring Party has acquired beneficial ownership of 30% or more of the company's outstanding voting power, and in certain other circumstances as approved by the Board of Directors. The Rights will expire on July 7, 2005.

CAPITAL STOCK

Capital stock activity for 2003, 2002 and 2001 consisted of the following (In thousands of shares):

                                                                                         Common Stock    Class B     Treasury
                                                                                               Shares     Shares       Shares
                                                                                     ----------------- ---------- -----------
                 January 1, 2001 Balance                                                       29,186      1,372         (177)
                 Conversion of shares from Class B to Common                                      260       (260)           -
                 Exercise of stock options                                                        368          -          128
                 Stock awards                                                                      24          -            -
                 Repurchase of treasury shares                                                      -          -         (200)
                 ------------------------------------------------------------------- ----------------- ---------- ------------
                 December 31, 2001 Balance                                                     29,838      1,112         (249)
                 Exercise of stock options                                                        419          -          (85)
                 Stock awards                                                                      37          -            -
                 Repurchase of treasury shares                                                      -          -          (53)
                 ------------------------------------------------------------------- ----------------- ---------- ------------
                 December 31, 2002 Balance                                                     30,294      1,112         (387)
                 Exercise of stock options                                                        416          -         (110)
                 Stock awards                                                                      29          -            -
                 Repurchase of treasury shares                                                      -          -         (273)
                 ------------------------------------------------------------------- ----------------- ---------- ------------
                 December 31, 2003 Balance                                                     30,739      1,112         (770)
                                                                                               ======      =====        =====

Stock option exercises include deferred share activity, which increased common shares by 75,000 shares and treasury shares by 5,000 shares.

INVACARE CORPORATION AND SUBSIDIARIES

OTHER COMPREHENSIVE EARNINGS (LOSS)

The components of other comprehensive earnings (loss) are as follows:

(In thousands)                                                                                          Unrealized Gain
                                                                                      Unrealized Gain         (Loss) on
                                                                        Currency            (Loss) on        Derivative
                                                                     Translation   Available-for-Sale         Financial
                                                                     Adjustments           Securities       Instruments       Total
                                                                     -----------   ------------------  ----------------    ---------
Balance at January 1, 2001                                             $ (44,490)              $1,060           $    -     $(43,430)
Foreign currency translation adjustments                                  (3,342)                                            (3,342)
Unrealized loss on available for sale securities                                                 (515)                         (515)
Deferred  tax benefit  relating to  unrealized  loss on available
    for sale securities                                                                           198                           198
Cumulative effect upon adoption of FAS 133                                                                         802          802
Current period unrealized loss on cash flow hedges, net of
    reclassifications                                                                                           (2,402)      (2,402)
Deferred tax benefit  relating to  unrealized  loss on derivative
    financial instruments                                                                                          560          560
                                                                         -------                -----           ------     --------
Balance at December 31, 2001                                             (47,832)                 743           (1,040)     (48,129)

Foreign currency translation adjustments                                  28,214                                             28,214
Unrealized loss on available for sale securities                                                 (251)                         (251)
Deferred  tax benefit  relating to  unrealized  loss on available
    for sale securities                                                                            88                            88
Current period unrealized gain on cash flow hedges, net of
    reclassifications                                                                                            2,074        2,074
Deferred tax expense  relating to  unrealized  gain on derivative
    financial instruments                                                                                         (725)        (725)
                                                                         -------                -----           ------     --------
Balance at December 31, 2002                                             (19,618)                 580              309      (18,729)

Foreign currency translation adjustments                                  61,069                                             61,069
Unrealized gain on available for sale securities                                                  146                           146
Deferred tax liability  relating to unrealized  loss on available
    for sale securities                                                                           (51)                          (51)
Current period unrealized gain on cash flow hedges, net of
    reclassifications                                                                                            5,394        5,394
Deferred tax expense  relating to  unrealized  gain on derivative
    financial instruments                                                                                       (1,888)      (1,888)
                                                                         -------                -----           ------     --------
Balance at December 31, 2003                                             $41,451                 $675           $3,815      $45,941
                                                                         =======                =====           ======     ========

A net gain of $500,000 and net losses of $402,000 and $1,975,000 were reclassified into earnings related to derivative instruments designated and qualifying as cash flow hedges in 2003, 2002 and 2001, respectively.

INCOME TAXES

Earnings before income taxes consist of the following:
                        2003                2002              2001
                    --------             -------           -------
                                     (In thousands)
   Domestic          $59,027             $51,512           $38,848
   Foreign            47,382              45,018            27,542
                    --------             -------           -------
                    $106,409             $96,530           $66,390
                    ========             =======           =======

INVACARE CORPORATION AND SUBSIDIARIES

INCOME TAXES --Continued

The company has provided for income taxes as follows:

                                     2003                2002              2001
                                     ----                ----              ----
                                                   (In thousands)
    Current:
      Federal                     $16,635             $21,415           $11,985
      State                         3,200               2,200             3,800
      Foreign                      11,960              11,195             9,195
                                  -------             -------           -------
                                   31,795              34,810            24,980

    Deferred:
      Federal                       1,625              (4,620)            5,170
      Foreign                       1,580               1,570             1,050
                                  -------             -------           -------
                                    3,205              (3,050)            6,220
                                  -------             -------           -------
    Income Taxes                  $35,000             $31,760           $31,200
                                  =======             =======           =======

A reconciliation to the effective income tax rate from the federal statutory rate follows:

                                                2003        2002        2001
                                                ----        ----        ----
     Statutory federal income tax rate          35.0%       35.0%       35.0%
     State and local income taxes, net of
       federal income tax benefit                2.0         1.5         3.7
     Tax credits                                (1.4)       (2.3)       (1.8)
     Goodwill                                      -           -         4.8
     Valuation reserve for investments             -           -         7.5
     Foreign taxes at less than the federal
       statutory rate, excluding goodwill       (2.9)       (2.6)       (1.7)
     Other, net                                   .2         1.3         (.5)
                                                ----        ----        ----
                                                32.9%       32.9%       47.0%
                                                ====        ====        ====

Significant components of deferred income tax assets and liabilities at December 31, 2003 and 2002 are as follows:

                                                           2003             2002
                                                         ------           ------
                                                              (In thousands)
      Current deferred income tax assets, net:
         Bad debt                                        $7,773         $11,669
         Warranty                                         3,094           2,378
         Inventory                                        1,931           2,278
         Other accrued expenses and reserves              2,118           2,600
         State and local taxes                            2,422           3,242
         Litigation reserves                              2,177           2,171
         Compensation and benefits                          968             674
         Product liability                                  291             292
         Loss carryforwards                               1,162             860
         Other, net                                       2,637            (111)
                                                         ------          ------
                                                        $24,573         $26,053
                                                         ------          ------

INVACARE CORPORATION AND SUBSIDIARIES

INCOME TAXES --Continued
                                                          2003            2002
                                                        ------          ------
                                                            (In thousands)
      Long-term deferred income tax assets (liabilities), net:
         Fixed assets                                  (11,003)        (11,012)
         Product liability                               1,282           1,282
         Loss carryforwards                              1,001             768
         Compensation and benefits                       8,219           6,172
         State and local taxes                           2,400           2,400
         Valuation reserve                              (1,001)           (768)
         Other, net                                     (3,235)          2,047
                                                        ------          ------
                                                      $ (2,337)          $ 889
                                                        ------          ------
      Net Deferred Income Taxes                        $22,236         $26,942
                                                        ======          ======

At December 31, 2003, the company had foreign tax loss carryforwards of approximately $6,130,000 of which $5,306,000 are non-expiring and $824,000 are expiring in 2010. The company made income tax payments of $25,173,000, $28,769,000 and $27,104,000 during the years ended December 31, 2003, 2002 and
2001, respectively.

NET EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net earnings per common share.

                                                                                2003                   2002              2001
                                                                                ----                   ----              ----
                                                                                     (In thousands except per share data)
             Basic
                Average common shares outstanding                             30,862                 30,867            30,620

                Net earnings                                                 $71,409                $64,770           $35,190

                Net earnings per common share                                  $2.31                  $2.10             $1.15

             Diluted
                Average common shares outstanding                             30,862                 30,867            30,620
                Stock options                                                    867                    797             1,063
                                                                              ------                 ------            ------
                Average common shares assuming dilution                       31,729                 31,664            31,683

                Net earnings                                                 $71,409                $64,770           $35,190

                Net earnings per common share                                  $2.25                  $2.05             $1.11

At December 31, 2003, 501,067 shares were excluded from the average common shares assuming dilution, as they were anti-dilutive. The majority of the anti-dilutive shares were granted at an exercise price of $37.70, which was higher than the average fair market value price of $35.29 for 2003.

CONCENTRATION OF CREDIT RISK

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. Prior to December 2000, the company leased equipment to certain customers for periods ranging from 6 to 39 months. In December 2000, Invacare entered into an agreement with DLL, a third party financing company, to provide all future lease financing to Invacare's customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a limited recourse obligation ($20,100,000 at December 31, 2003) to DLL for events of default under the contracts (total balance outstanding of $63,500,000 at December 31, 2003). Accordingly, the company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts.

INVACARE CORPORATION AND SUBSIDIARIES

CONCENTRATION OF CREDIT RISK--Continued

Substantially all of the company's receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the company has seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. Credit losses are provided for in the financial statements.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the company in estimating its fair value disclosures for financial instruments:

Cash, cash equivalents and marketable securities: The carrying amount reported in the balance sheet for cash, cash equivalents and marketable securities approximates its fair value.

Installment receivables: The carrying amount reported in the balance sheet for installment receivables approximates its fair value. The majority of the portfolio contains receivables, which are due in less than one year. The interest rates associated with these receivables have not varied significantly since inception. Management believes that after consideration of the credit risk, the net book value of the installment receivables approximates market value.

Long-term debt: Fair values for the company's senior notes are estimated using discounted cash flow analyses, based on the company's current incremental borrowing rate for similar borrowing arrangements.

Interest Rate Swaps: The company is a party to interest rate swap agreements, which are entered into, in the normal course of business to reduce exposure to fluctuations in interest rates. The agreements are with major financial institutions, which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The agreements are contracts to exchange floating rate payments with fixed rate payments or fixed rate payments for floating rate payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the interest rate swap agreements are accrued consistent with the terms of the agreements and market interest rates. Fair value for the company's interest rate swaps are based on independent pricing models.

Other investments: The company has made other investments in limited partnerships and non-marketable equity securities, which are accounted for using the cost method, adjusted for any estimated declines in value. These investments were acquired in private placements and there are no quoted market prices or stated rates of return.

The carrying amounts and fair values of the company's financial instruments at December 31, 2003 and 2002 are as follows:

                                                                         2003                         2002
                                                                         ----                         ----
                                                               Carrying          Fair      Carrying           Fair
                                                                  Value         Value         Value          Value
                                                               --------      --------      --------       --------
                                                                                 (In thousands)
       Cash and cash equivalents                                $16,074       $16,074       $13,086        $13,086
       Marketable securities                                        214           214         1,350          1,350
       Other investments                                          7,642         7,642         8,774          8,774
       Installment receivables                                    8,279         8,279        22,463         22,463
       Long-term debt (including current maturities)            234,209       237,584       238,613        241,146
       Interest rate swaps                                        6,615         6,615         6,369          6,369
       Forward contracts                                          6,196         6,196         1,561          1,561


INVACARE CORPORATION AND SUBSIDIARIES

FAIR VALUES OF FINANCIAL INSTRUMENTS--Continued

Forward Contracts: The company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are entered into to hedge the following currencies: USD, NZD, CAD, EUR, SEK, DKK and MXP. The company does not use derivative financial instruments for speculative purposes.

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The company recognized gains of $1,292,000 in 2003, $1,184,000 in 2002 and $125,000 in 2001 on forward contracts, which were recognized in cost of products sold and selling, general and administrative expenses.

NON-RECURRING AND UNUSUAL ITEMS

In 2001, the company recorded a fourth quarter non-cash charge of approximately $31,950,000 ($25,250,000 after tax) to reserve the value of certain investments and notes receivable. The decline in value of these investments was determined to be other than temporary due in part to the recent economic decline and tightening of the capital markets, which has made obtaining the additional funding that these entities require difficult.

BUSINESS SEGMENTS

The company operates in three primary business segments based on geographical area: North America, Europe and Australasia. The three reportable segments represent operating groups, which offer products to different geographic regions.

The North America segment sells each of five primary product lines, which includes: standard, rehab, distributed, respiratory, and continuing care products. Europe and Australasia sell the same product lines with the exception of distributed products. Each business segment sells to the home health care, retail and extended care markets.

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers is not considered in evaluating segment performance. Intersegment revenue for reportable segments are $74,835,000, $61,178,000 and $66,565,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS--Continued

The information by segment is as follows (In thousands):

                                              2003           2002          2001
   ----------------------------------------------------------------------------
   Revenues from external customers
        North America                     $897,208       $793,464      $773,713
        Europe                             279,782        251,443       236,093
        Australasia                         70,186         44,254        43,833
                                       -----------    -----------   -----------
        Consolidated                    $1,247,176     $1,089,161    $1,053,639
                                       ===========    ===========   ===========

   Depreciation and amortization
        North America                      $18,551        $19,232       $23,365
        Europe                               6,315          5,699         7,974
        Australasia                          2,261          1,623         2,047
        All Other (1)                          108             84            62
                                           -------        -------       -------
        Consolidated                       $27,235        $26,638       $33,448
                                           =======        =======       =======

   Net interest expense (income)
        North America                       $7,780        $11,910       $16,154
        Europe                               4,220          5,256         6,459
        Australasia                           (602)          (282)            9
        All Other (1)                       (5,161)        (6,312)       (7,161)
                                           -------        -------       -------
        Consolidated                        $6,237        $10,572       $15,461
                                           =======        =======       =======

   Earnings (loss) before income taxes
        North America                      $88,299        $76,548       $84,208
        Europe                              19,132         19,020         8,444
        Australasia                          5,997          5,740         4,739
        All Other (1)                       (7,019)        (4,778)          949
        Non-recurring and unusual item           -              -       (31,950)
                                           -------        -------       -------
        Consolidated                      $106,409        $96,530       $66,390
                                          ========        =======       =======

   Assets
        North America                     $616,352       $510,135      $575,238
        Europe                             348,063        295,085       254,970
        Australasia                         56,403         41,185        32,727
        All Other (1)                       87,395         60,298        51,602
                                           -------        -------       -------
        Consolidated                    $1,108,213       $906,703      $914,537
                                        ==========       ========      ========

   Expenditures for assets
        North America                      $12,513        $11,172       $11,980
        Europe                              11,933          7,956         6,401
        Australasia                          6,203          2,381         1,734
        All Other (1)                           11            600            67
                                           -------        -------       -------
        Consolidated                       $30,660        $22,109       $20,182
                                           =======        =======       =======

(1) Consists of the domestic export unit, un-allocated corporate selling, general and administrative costs, the Invacare captive insurance unit and inter-company profits, which do not meet the quantitative criteria for determining reportable segments.

INVACARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS--Continued

Net sales by product, are as follows (In thousands):

      North America                            2003          2002          2001
      -------------                        --------      --------      --------
      Standard                             $274,959      $282,627      $293,889
      Rehab                                 273,063       211,096       195,955
      Distributed                           162,645       146,573       127,975
      Respiratory                           118,115        82,528        88,915
      Continuing Care                        48,321        40,452        39,970
      Other                                  20,105        30,188        27,009
                                           --------      --------      --------
                                           $897,208      $793,464      $773,713
                                           ========      ========      ========

      Europe                                   2003          2002          2001
      ------                               --------      --------      --------
      Standard                             $142,777      $130,617      $125,685
      Rehab                                 129,167       113,162       102,801
      Respiratory                             7,838         7,664         7,607
                                           --------      --------      --------
                                           $279,782      $251,443      $236,093
                                           ========      ========      ========

      Australasia                              2003          2002          2001
      -----------                          --------      --------      --------
      Rehab                                 $46,832       $32,752       $33,154
      Respiratory                             6,584         4,207         5,440
      Standard                                6,427         4,680         4,276
      Other                                  10,343         2,615           963
                                           --------      --------      --------
                                            $70,186       $44,254       $43,833
                                           ========      ========      ========
      Total Consolidated                 $1,247,176    $1,089,161    $1,053,639
                                         ==========    ==========    ==========


No single customer accounted for more than 5% of the company's sales.

INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                              QUARTER ENDED
                                                                              --------------
                                                                   (In thousands, except per share data)
                        2003                             March 31,         June 30,     September 30,      December 31,
                        ----                         ------------     ------------      ------------       -----------
    Net sales                                            $276,673         $300,114          $327,366          $343,023
    Gross profit                                           80,451           87,834            98,452           107,924
    Earnings before income taxes                           18,267           23,022            29,812            35,308
    Net earnings                                           12,257           15,447            20,007            23,698
    Net earnings per share - basic                            .40              .50               .65               .76
    Net earnings per share - assuming
       dilution                                               .39              .49               .63               .74

                        2002                            March 31,         June 30,      September 30,      December 31,
                        ----                         ------------     ------------      ------------       -----------
    Net sales                                            $255,081         $271,846          $280,253          $281,981
    Gross profit                                           74,634           80,618            87,353            84,793
    Earnings before income taxes                           17,678           23,992            28,562            26,298
    Net earnings                                           11,868           16,102            19,162            17,638
    Net earnings per share - basic                            .39              .52               .62               .57
    Net earnings per share - assuming
       dilution                                               .38              .51               .61               .56


INVACARE CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  (In thousands)                  COL A.          COL B.           COL C.        COL D.
                                                  ------          ------           ------        ------
                                                 Balance     Charged To                         Balance
                                            At Beginning       Cost And        Deductions        At End
                                               Of Period       Expenses          Describe     Of Period
                                                --------       --------          --------      --------
      Year Ended December 31, 2003
      ----------------------------
      Deducted from asset accounts -

           Allowance for doubtful accounts       $32,732        $13,760         $(18,788)(A)    $27,704

           Inventory obsolescence reserve          5,337          6,623           (3,245)(B)      8,715

           Investments and related notes          29,000            540                -         29,540
             receivable

      Accrued warranty cost                       11,448          9,528           (8,288)(B)     12,688

      Accrued product liability                    8,272          8,058           (4,421)(C)     11,909

      Year Ended December 31, 2002
      ----------------------------
      Deducted from asset accounts -

           Allowance for doubtful accounts       $28,797        $10,792          $(6,857)(A)    $32,732

           Inventory obsolescence reserve          5,463          2,137           (2,263)(B)      5,337

           Investments and related notes          29,000              -                -         29,000
             receivable

      Accrued warranty cost                        7,607         11,695           (7,854)(B)     11,448

      Accrued product liability                    5,816          5,086           (2,630)(C)      8,272

      Year Ended December 31, 2001
      ----------------------------
      Deducted from asset accounts -

           Allowance for doubtful accounts       $30,737         $7,533          $(9,473)(A)    $28,797

           Inventory obsolescence reserve          6,233          3,363           (4,133)(B)      5,463

           Investments and related notes               -         29,000                -         29,000
             receivable

      Accrued warranty cost                        7,917          5,587           (5,897)(B)      7,607

      Accrued product liability                    2,881          4,366           (1,431)(C)      5,816

       Note (A) - Uncollectible accounts written off, net of recoveries.

       Note (B) - Amounts written off or payments incurred.

       Note (C) - Loss and loss adjustment.

                                                                      Exhibit 21

1.   Invacare (UK) Limited, a U.K. corporation and wholly owned subsidiary.

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

9.   Invacare Poirier S.A.S., a French corporation and wholly owned subsidiary.

10.  Dynamic Controls, a New Zealand corporation and wholly owned subsidiary.

11.  Dynamic Europe Ltd., a U.K. corporation and wholly owned subsidiary.

12.  Sci Des Hautes Roches, a French partnership and wholly owned subsidiary.

13.  Sci Des Roches, a French partnership and wholly owned subsidiary.

14. Mobilite Building Corporation, a Florida corporation and wholly owned subsidiary.

15. Invacare Florida Corporation, a Delaware corporation and wholly owned subsidiary.

16.  Invacare  New  Zealand,   a  New  Zealand   corporation  and  wholly  owned
     subsidiary.

17.  Invacare AG, a Swiss corporation and wholly owned subsidiary.

18.  Invacare   International   Sarl,  a  Swiss  corporation  and  wholly  owned
     subsidiary.

19.  Healthtech  Products,   Inc.,  a  Missouri  corporation  and  wholly  owned
     subsidiary.

20.  Invacare Lda., a Portugal company and wholly owned subsidiary.

21. Invacare Supply Group, Inc. (formerly Suburban Ostomy Supply Company, Inc.), a Massachusetts corporation and wholly owned subsidiary.

22. Roller Chair Pty. Ltd., an Australian corporation and wholly owned subsidiary.

23.  Silcraft Corporation, a Michigan corporation and wholly owned subsidiary.

24. The Aftermarket Group, Inc., a Delaware corporation and wholly owned subsidiary.

25. Scandinavian Mobility International ApS, a Danish corporation and wholly owned subsidiary.

26.  Invacare Hong A/S, a Danish corporation and wholly owned subsidiary.

27.  Invacare A/S, a Danish corporation and wholly owned subsidiary.

28.  Invacare AB, a Swedish corporation and wholly owned subsidiary.

29.  Invacare NV, a Belgium corporation and wholly owned subsidiary.

30.  Invacare Holdings AS, a Norwegian corporation and wholly owned subsidiary.

31.  Groas A/S, a Norwegian corporation and wholly owned subsidiary.

32.  Invacare Rea AB, a Swedish corporation and wholly owned subsidiary.

33.  Scandinavian   Mobility  GmbH,  a  German   corporation  and  wholly  owned
     subsidiary.

34.  Invacare B.V., a Netherlands corporation and wholly owned subsidiary.

35.  Samarite B.V., a Netherlands corporation and wholly owned subsidiary.

36. Invacare Australia Pty. Ltd., an Australian corporation and wholly owned subsidiary.

37. Adaptive Switch Laboratories, Inc., a Texas corporation and wholly owned subsidiary.

38.  Garden  City  Medical  Inc.,  a  Delaware   corporation  and  wholly  owned
     subsidiary.

39. Hatfield Mobility Unlimited, a New Zealand corporation and wholly owned subsidiary.

40. Pro Med Equipment Pty. Ltd., an Australian corporation and wholly owned subsidiary.

41.  Invacare AS, a Norwegian corporation and wholly owned subsidiary.

42. Pro Med Australia Pty. Ltd., an Australian corporation and wholly owned subsidiary.

43.  Invacare, S.A., a Spanish corporation and wholly owned subsidiary.

44.  Invacare   Holdings  Two  AB,  a  Swedish   corporation  and  wholly  owned
     subsidiary.

45.  Invacare Holdings AB, a Swedish corporation and wholly owned subsidiary.

46.  Invacare Holdings CV, a Netherlands wholly owned partnership subsidiary.

47.  Invacare   Holdings  BV,  a  Netherlands   corporation   and  wholly  owned
     subsidiary.

48.  Invacare   Verwaltungs   GmbH,  a  German   corporation  and  wholly  owned
     subsidiary.

49.  Invacare GmbH and Co. KG, a German corporation and wholly owned subsidiary.

50. Invacare Holdings Two BV, a Netherlands corporation and wholly owned subsidiary.

51. Invacare Holdings New Zealand, a New Zealand corporation and wholly owned subsidiary.

52.  Invacare Bencraft Ltd., a U.K. corporation and wholly owned subsidiary.

53. Invacare Holdings LLC, an Ohio limited liability corporation and wholly owned subsidiary

54.  2030604 Ontario, Inc., an Ontario corporation and wholly owned subsidiary.

55. 3080359 Nova Scotia Company, a Nova Scotia corporation and wholly owned subsidiary.

56.  6123449 Canada, Inc., a Canadian corporation and wholly owned subsidiary.

57.  Carroll Healthcare, a Canadian corporation and wholly owned subsidiary.

58. Carroll Healthcare (USA) Inc., a Nevada corporation and wholly owned subsidiary.

59. Carroll Healthcare Inc. (Chile) Limitada, a Chilean corporation and wholly owned subsidiary.

60. Invacare Canadian Holdings, Inc., a Delaware corporation and wholly owned subsidiary.

61. Invacare Mauritius Holdings, a Republic of Mauritius Company and wholly owned subsidiary.

62.  Invacare Mecc San SrL, an Italian corporation and wholly owned subsidiary.

63.  Motion Concepts, L.P., an Ontario wholly owned partnership.

64. Perpetual Motion Enterprises, an Ontario corporation and wholly owned subsidiary.

65. Invacare Holdings LLC, an Ohio limited liability corporation and wholly owned subsidiary.

66.  Medbloc, Inc., a Delaware corporation and wholly owned subsidiary.


Note, "Wholly owned subsidiary" refers to indirect, as well as direct, wholly owned subsidiaries.

                                                                      Exhibit 23

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Forms S-8, No. 33-45993 dated February 24, 1992, No. 33-87052 dated December 5, 1994, No. 33-57978 dated March 30, 2001 and No. 333-109794 dated October 17,
2003) pertaining to the Invacare Corporation stock option plans, of our report dated February 20, 2004, with respect to the consolidated financial statements and schedule of Invacare Corporation and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2003.



                                                               ERNST & YOUNG LLP



Cleveland, Ohio
March 10, 2004