Form 10-Q
period 2004-03-31
INVACARE CORP
filed 2004-05-07
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                       March 31, 2004
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

As of May 4, 2004, the company had 30,151,851 Common Shares and 1,112,023 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  March 31, 2004 and December 31, 2003.........................3

         Condensed Consolidated Statement of Earnings -

                  Three Months Ended March 31, 2004 and 2003...................4

         Condensed Consolidated Statement of Cash Flows -

                  Three Months Ended March 31, 2004 and 2003...................5

         Notes to Condensed Consolidated Financial

                  Statements - March 31, 2004..................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............10

Item 3.  Quantitative and Qualitative Disclosure of Market Risk...............15

Item 4.  Controls and Procedures..............................................16

Part II.  OTHER INFORMATION:
---------------------------

Item 1.  Legal Proceedings....................................................16

Item 2.  Change in Securities and Use of Proceeds.............................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

SIGNATURES....................................................................17

Part I.  FINANCIAL INFORMATION
Item 1.           Financial Statements (Unaudited)

                      INVACARE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet

                                                                                        March 31,           December 31,
                                                                                             2004                   2003
                                                                                             ----                   ----
                                                                                       (unaudited)
ASSETS                                                                                           (In thousands)
------
CURRENT ASSETS
..........Cash and cash equivalents                                                         $4,459                $16,074
..........Marketable securities                                                                224                    214
..........Trade receivables, net                                                           263,033                255,534
..........Installment receivables, net                                                       7,067                  7,755
..........Inventories, net                                                                 131,522                130,979
..........Deferred income taxes                                                             26,065                 24,573
..........Other current assets                                                              32,498                 39,593
                                                                                         --------               --------
..........         TOTAL CURRENT ASSETS                                                    464,868                474,722

OTHER ASSETS                                                                               59,088                 53,263
OTHER INTANGIBLES                                                                          19,625                 14,678
PROPERTY AND EQUIPMENT, NET                                                               154,641                150,051
GOODWILL                                                                                  442,229                415,499
                                                                                         --------               --------
..........         TOTAL ASSETS                                                         $1,140,451             $1,108,213
                                                                                       ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
..........Accounts payable                                                                $121,863               $110,178
..........Accrued expenses                                                                  85,296                 97,148
..........Accrued income taxes                                                              21,458                 19,107
..........Current maturities of long-term obligations                                        2,163                  2,171
                                                                                         --------               --------
..........         TOTAL CURRENT LIABILITIES                                               230,780                228,604

LONG-TERM DEBT                                                                            232,398                232,038

OTHER LONG-TERM OBLIGATIONS                                                                36,530                 34,383

SHAREHOLDERS' EQUITY
..........Preferred shares                                                                       -                      -
..........Common shares                                                                      7,737                  7,686
..........Class B common shares                                                                278                    278
..........Additional paid-in-capital                                                       115,438                109,015
..........Retained earnings                                                                490,925                477,113
..........Accumulated other comprehensive earnings                                          55,220                 45,941
..........Unearned compensation on stock awards                                             (2,195)                (1,458)
..........Treasury shares                                                                  (26,660)               (25,387)
                                                                                         --------               --------
..........         TOTAL SHAREHOLDERS' EQUITY                                              640,743                613,188
                                                                                         --------               --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $1,140,451             $1,108,213
                                                                                       ==========             ==========

See notes to condensed consolidated financial statements.

                           INVACARE CORPORATION AND SUBSIDIARIES Condensed
                          Consolidated Statement of Earnings - (unaudited)


                                                         Three Months Ended
(In thousands except per share data)                         March 31,
                                                      2004                 2003
                                                  --------             --------
Net sales                                         $321,343             $276,673
Cost of products sold                              227,964              196,222
                                                  --------             --------
    Gross Profit                                    93,379               80,451
Selling, general and administrative expense         71,238               60,520
Interest expense                                     2,759                2,700
Interest income                                     (1,659)              (1,036)
                                                  --------             --------
    Earnings before Income Taxes                    21,041               18,267
Income taxes                                         6,840                6,010
                                                  --------             --------
    NET EARNINGS                                  $ 14,201             $ 12,257
                                                  ========             ========
    DIVIDENDS DECLARED PER
       COMMON SHARE                                  .0125                .0125
                                                  ========             ========

Net Earnings per Share - Basic                      $ 0.46               $ 0.40
                                                  ========             ========
Weighted Average Shares Outstanding - Basic         31,094               30,830
                                                  ========             ========
Net Earnings per Share - Assuming Dilution          $ 0.44               $ 0.39
                                                  ========             ========
Weighted Average Shares Outstanding -
   Assuming Dilution                                32,272               31,431
                                                  ========             ========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                       2004             2003
                                                                                                       ----             ----
OPERATING ACTIVITIES                                                                                      (In  thousands)
         Net earnings                                                                              $ 14,201          $ 12,257
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                           6,997             6,600
              Provision for losses on trade and installment receivables                               1,518             2,633
              Provision for deferred income taxes                                                       536                76
              Provision for other deferred liabilities                                                  717               661
         Changes in operating assets and liabilities:
              Trade receivables                                                                         184            (5,722)
              Inventories                                                                             5,980              (382)
              Other current assets                                                                    2,368             6,377
              Accounts payable                                                                        7,872            (3,657)
              Accrued expenses                                                                      (13,716)            1,032
                 Other deferred liabilities                                                           3,668              (631)
                                                                                                     ------            ------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                          30,325            19,244

INVESTING ACTIVITIES
         Purchases of property and equipment                                                         (8,355)           (3,775)
         Installment sales contracts, net                                                               (41)            3,441
         Other long term assets                                                                      (2,395)           (2,130)
         Business acquisitions, net of cash acquired                                                (31,078)           (1,836)
         Other                                                                                          843              (812)
                                                                                                     ------            ------
                  NET CASH USED FOR INVESTING ACTIVITIES                                            (41,026)           (5,112)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                           107,236            84,233
         Payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                       (111,119)          (98,355)
         Proceeds from exercise of stock options                                                      3,664               220
         Purchases of treasury stock                                                                      -            (8,344)
         Payment of dividends                                                                          (389)             (364)
                                                                                                     ------            ------
                  NET CASH USED FOR FINANCING ACTIVITIES                                               (608)          (22,610)
Effect of exchange rate changes on cash                                                                (306)              819
                                                                                                     ------            ------
Decrease in cash and cash equivalents                                                               (11,615)           (7,659)
Cash and cash equivalents at beginning of period                                                     16,074            13,086
                                                                                                     ------            ------
Cash and cash equivalents at end of period                                                          $ 4,459          $  5,427
                                                                                                     ======            ======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                                 March 31, 2004

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

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its majority owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 2004 and the results of its operations for the three months ended March 31, 2004 and 2003, respectively, and changes in its cash flows for the three months ended March 31, 2004 and 2003, respectively. Certain foreign subsidiaries are consolidated using a February 29 quarter end. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions are eliminated.

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Business Segments - The company reports its results of operations through three primary business segments based on geographical area: North America, Europe and Australasia. The three reportable segments represent operating groups that sell products in different geographic regions.

The North America segment includes net sales from the following five primary product lines: standard, rehab, distributed, respiratory, and continuing care products. The Europe and Australasia segments include net sales from the same product lines with the exception of distributed products. Each business also includes net sales from the home health care, retail and extended care markets.

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment net sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment net sales and transfers are not considered in evaluating segment performance. Intersegment net sales for reportable segments was $19,343,000 for the three months ended March 31, 2004, and $15,729,000 for the same period in the preceding year.

The information by segment is as follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                      2004                2003
                                                      ----                ----
   Revenues
        North America                             $237,283            $200,383
        Europe                                      69,338              62,439
        Australasia                                 14,722              13,851
                                                   -------             -------
        Consolidated                              $321,343            $276,673
                                                   =======             =======

   Earnings (loss) before income taxes
        North America                              $21,871             $16,108
        Europe                                       1,140               2,320
        Australasia                                    437               1,266
        All Other *                                 (2,407)             (1,427)
                                                   -------             -------
        Consolidated                               $21,041             $18,267
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

                                                        Three Months Ended
                                                            March 31,
                                                     2004                2003
                                                     ----                ----
                                                 (In thousands, except per share
                                                  data)
Basic
   Average common shares outstanding               31,094              30,830

   Net earnings                                   $14,201             $12,257

   Net earnings per common share                  $  0.46             $  0.40

Diluted
   Average common shares outstanding               31,094              30,830
   Stock options and awards                         1,178                 601
                                                   ------              ------
   Average common shares assuming dilution         32,272              31,431

   Net earnings                                   $14,201             $12,257

   Net earnings per common share                  $  0.44             $  0.39

Concentration of Credit Risk - The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. Prior to December 2000, the company leased equipment to certain customers for periods ranging from 6 to 39 months. In December 2000, Invacare entered into an agreement with DLL, a third party financing company, to provide all future lease financing to Invacare's customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a limited recourse obligation ($30,243,000 at March 31, 2004) to DLL for events of default under the contracts (total balance outstanding of $76,919,000 at March 31, 2004). Accordingly, the company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts.

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

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2003 to March 31, 2004 was the result of two strategic acquisitions with an increase in goodwill of $17,929,000 in North America with the balance attributable to currency translation.

The total cost for two of the 2003 acquisitions excludes certain contingent consideration that has not yet been determined. As part of the Carroll Healthcare, Inc. purchase agreement, the company agreed to pay additional consideration based upon earnings before interest, taxes, depreciation and amortization from September 1, 2003 through August 31, 2004 calculated under Canadian generally accepted accounting principles with no defined maximum amount. Pursuant to the Motion Concepts, Inc. purchase agreement, the company agreed to pay contingent consideration based upon earnings before interest and taxes over the three years subsequent to the acquisition up to a maximum of approximately $16,000,000. When the contingencies related to both of the acquisitions are settled, any additional consideration paid will increase the respective purchase price and reported goodwill.

All of the company's other intangible assets have definite lives and are amortized over their useful lives, except for $4,767,000 related to trademarks, which have indefinite lives. As of March 31, 2004 and December 31, 2003, other intangibles consisted of the following (in thousands):

                            March 31, 2004                 December 31, 2003
                    ---------------------------      ---------------------------

                    Historical      Accumulated      Historical      Accumulated
                          Cost     Amortization            Cost     Amortization
                        ------     ------------          ------     ------------
  License agreements    $6,464           $4,616          $6,455          $4,464
  Customer lists         9,865            1,110           6,105             936
  Trademarks             4,767                -           4,268               -
  Patents                2,357            1,173           2,180           1,109
  Other                  4,445            1,374           3,406           1,227
                        ------            -----           -----           -----
                       $27,898           $8,273         $22,414          $7,736
                        ======           ======         =======          ======

Amortization expense related to other intangibles was $537,000 in the first quarter of 2004 and is estimated to be $2,147,000 in 2005, $1,631,000 in 2006,
$1,323,000 in 2007, $1,230,000 in 2008 and $1,444,000 in 2009.

Accounting for Stock-Based Compensation - The company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, the company has not recognized compensation cost for non-qualified stock options. The company does record, however, compensation cost on restricted common shares based on the vesting periods. Had compensation cost for the company's stock option plans been determined based on the fair value at the grant date for awards in 2004 and 2003 consistent with the provisions of SFAS No. 123, the company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                              Three Months Ended
                                                                  March 31,
                                                              2004         2003
                                                              ----         ----
Net earnings - as reported *                               $14,201      $12,257
Less:  compensation expense determined based on the
       fair-value method for all awards granted at
       market value, net of related tax effects                953        1,141
                                                            ------       ------
Net earnings - pro forma                                   $13,248      $11,116
                                                           =======      =======

Earnings per share as reported - basic                       $0.46        $0.40
Earnings per share as reported - assuming dilution           $0.44        $0.39

Pro forma earnings per share - basic                         $0.43        $0.36
Pro forma earnings per share - assuming dilution             $0.41        $0.35

* Includes stock compensation expense, net of tax, on
  restricted awards granted without cost to recipients of:    $114          $77

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

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

   Balance as of January 1, 2004                                       $ 12,688
   Warranties provided during the period                                  1,762
   Settlements made during the period                                    (3,037)
   Changes in liability for pre-existing warranties during
       the period, including expirations                                    126
                                                                         ------
   Balance as of March 31, 2004                                         $11,539
                                                                         ======

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                              Three Months Ended
                                                                  March 31,
                                                              2004         2003
                                                              ----         ----
  Net earnings                                             $14,201      $12,257
  Foreign currency translation gain                         10,324       21,559
  Unrealized gain (loss) on available for sale securities       10          (21)
  Current period unrealized loss on cash flow hedges        (1,055)        (852)
                                                            ------        ------
  Total comprehensive earnings                             $23,480      $32,943
                                                            ======       ======

Inventories - Inventories consist of the following components (in thousands):

                                              March 31,             December 31,
                                                   2004                    2003
                                                   ----                    ----
       Raw materials                           $ 45,533                $ 41,573
       Work in process                           15,187                  18,711
       Finished goods                            70,802                  70,695
                                                -------                 -------
                                               $131,522                $130,979
                                                =======                 =======

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point; therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                                    March 31,      December 31,
                                                         2004              2003
                                                         ----              ----
       Land, buildings and improvements              $ 68,824          $ 67,364
       Machinery and equipment                        225,598           216,459
       Furniture and fixtures                          21,771            20,737
       Leasehold improvements                          15,587            14,946
                                                      -------           -------
                                                      331,780           319,506
       Less allowance for depreciation               (177,139)         (169,455)
                                                      -------           -------
                                                    $ 154,641         $ 150,051
                                                      =======           =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Current Report on Form 8-K filed on April 15, 2004.

OUTLOOK

The company is continuing to execute its strategic plans and consistent with prior guidance for 2004, the company expects net sales to increase between 12% and 14% and earnings per share between $2.45 and $2.55. Excluding foreign currency and acquisitions, the net sales increase is expected to be between 8% and 10%. For the second quarter, the company expects net sales to increase between 15% and 17% and earnings per share between $0.53 and $0.57. In late March 2004, the Centers for Medicare and Medicaid Services (CMS) retracted its December 2003 bulletin restricting Medicare coverage of power wheelchairs for seniors and people with disabilities. Although we are hopeful that this change in the rules will lead to more stability and predictability in the power wheelchair market and should return reimbursement levels to be consistent with those of previous years, much uncertainty remains. CMS continues to scrutinize this area and Congressional inquiries regarding the eligibility and pricing for power wheelchairs are being conducted. The company has taken a leadership role in cooperating with the various agencies to help eliminate Medicare fraud and abuse, while also defending the rights of Americans to have appropriate access to medically necessary items, including power wheelchairs.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 2004 were $321,343,000, compared to $276,673,000 for the same period a year ago, representing a 16% increase. Foreign currency translation and acquisitions accounted for 6% and 8% of the net sales increase for the quarter, respectively. Excluding the impact of currency and acquisitions, net sales growth was driven primarily by volume increases in North America.

North American Operations

North American net sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products, increased 18% for the quarter. The increase for the quarter was principally due to net sales increases in Respiratory products (38%), Rehab products (22%), Continuing Care products (93%) and Distributed products (33%), which were partially offset by declines in Standard products (11%). Excluding acquisitions, Rehab product net sales increased by 10%, Continuing Care product net sales increased by 5% and Distributed products increased by 19% for the quarter. Respiratory growth was largely due to strong performance in the HomeFill(TM) oxygen system product line and oxygen concentrators. Rehab growth was driven by increased sales of custom power products led by the Storm Series(R) TDX(TM) power wheelchair which offset slower sales of power products, resulting from the tightening by the Centers for Medicare and Medicaid Services of power wheelchair eligibility rules for seniors and people with disabilities. Net sales of Standard products continued to decline primarily due to continued pricing pressures.

European Operations

European net sales increased 11% to $69,338,000 for the three months ended March 31, 2004 from $62,439,000 for the three months ended March 31, 2003. Adjusting for the impact of foreign currency translation, European net sales decreased 5% for the quarter, when compared to the same period a year ago, primarily due to continued pricing pressure in Germany and reduced funding in other key markets. Adjusting for foreign currency and acquisitions, net sales declined 9% for the quarter.

Australasia Operations

The Australasia operations consists of Invacare Australia, which imports and distributes the entire line of Invacare products and manufactures and distributes the Rollerchair line of custom power wheelchairs and Pro Med lifts; Dynamic Controls, a New Zealand manufacturer of electronic operating components used in power wheelchairs and scooters; and Invacare New Zealand, a manufacturer of wheelchairs and beds and a distributor of a wide range of home medical equipment. Australasian net sales increased 6% to $14,722,000 from $13,851,000 in the first quarter. Adjusting for the impact of foreign currency translation, Australasian net sales decreased 14% for the quarter, when compared to the same period a year ago. This sales decline was primarily due to lower sales of microprocessor controllers, resulting from a global slowdown in the production of power wheelchairs.

GROSS PROFIT

Gross profit as a percentage of net sales for the three month period ended March 31, 2004 was 29.1%, unchanged from the same period a year ago. The positive impact of continuing cost reduction initiatives on gross margin was offset primarily by ongoing competitive pricing pressures and by an increase in sales mix towards lower margin products. North American margins improved by .4 of a percentage point for the first three months of the year to 29.5% compared with 29.1% in the same period in the prior year principally as a result of an increase in higher margin continuing care and rehab products and continued cost reductions. Gross margin in Europe improved year to date by .7 of a percentage point primarily due to favorable sales mix towards higher margin products, cost reductions and favorable foreign currency translation. Gross margin in Australasia declined by 10.0 percentage points largely due to unfavorable sales mix towards lower margin products in the company's Dynamic Controls subsidiary, reduced volumes and unfavorable foreign currency associated with normal operating transactions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three months ended March 31, 2004 was 22.2% compared to 21.9% in the same period a year ago. The dollar increase was $10,718,000 or 17.7% for the quarter. The increase largely was due to acquisitions, foreign currency translation and higher distribution and commission costs due to higher sales volumes. Excluding the impact of foreign currency translation and acquisitions, selling, general and administrative expense increased 4.8% for the quarter compared to the same period a year ago.

North American selling, general and administrative cost increased $7,113,000 or 16.6% for the quarter compared to the same period a year ago, with foreign currency translation accounting for approximately 1% of the increase. The overall dollar increase for the quarter primarily resulted from acquisitions as well as higher distribution and commission costs. European selling, general and administrative cost increased $4,027,000 or 25.9% for the quarter compared to the same period a year ago, with foreign currency accounting for 69.4% of the overall dollar increase. The remaining increase was primarily attributable to additional programs to re-establish sales growth. Australasian selling, general and administrative cost declined $422,000 or 19.4% for the quarter compared to the first quarter of 2003, principally as a result of continued expense control.

INTEREST

For the quarter, interest expense was comparable to the same period a year ago. Interest income for the quarter increased by $623,000 compared to the same period a year ago due to an increase in loan origination fees received from De Lage Landen Inc.

INCOME TAXES

The company had an effective tax rate of 32.5% for the three month period ended March 31, 2004, compared with 32.9% for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported level of long-term debt increased $360,000 to $232,398,000 for the three months ended March 31, 2004. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its bank lines of credit and working capital management. As of March 31, 2004, the company had approximately $312,665,000 available under its lines of credit. Under the most restrictive covenant of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $265,517,000 as of March 31, 2004.

The company's borrowing arrangements contain covenants with respect to interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company's bank agreements and agreement with its note holders. As of March 31, 2004, the company was in compliance with all covenant requirements.

CAPITAL EXPENDITURES

The company had no material capital expenditure commitments outstanding as of March 31, 2004. The company expects to continue to invest in capital projects at a rate that equals or exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 2004 will be approximately $35,000,000. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $30,325,000 for the first three months of 2004 compared to $19,244,000 in the first quarter of 2003. The increase in operating cash flows for the first three months of the year was largely due to improved profits, decreased inventory resulting from increased revenues and increased accounts payable resulting from extended payment schedules to suppliers, partially offset by decreased accrued expenses, whereas accounts receivable and inventory increased and accounts payable declined in the first quarter of last year.

Cash used for investing activities was $41,026,000 for the first three months of 2004 compared to $5,112,000 in 2003. The increase was primarily due to the acquisition of two companies during the first quarter of 2004 and increased capital expenditures.

Cash used for financing activities was $608,000 for the first three months of 2004 compared to cash used of $22,610,000 in 2003. Financing activities for the first three months of 2004 were impacted by a decrease in the company's net long-term borrowings of $3,883,000 as a result of continued debt payments that was principally offset by the acquisition of two companies during the first quarter of 2004.

The effect of foreign currency translation and acquisitions may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On March 11, 2004, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of April 1, 2004, to be paid on April 5, 2004. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. There has been no change in the company's critical accounting policies as disclosed in its Form 10-K filed for the year ended December 31, 2003. In addition, no new critical accounting policies have been adopted in the first three months of 2004. The company does not believe that there is a substantial likelihood that materially different amounts would be reported related to its critical accounting policies. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

RECENTLY ADOPTED ACCOUNTING POLICIES

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

As of March 31, 2004, the company had an investment in a development stage company, which is currently pursuing FDA approval to market a product focused on the treatment of post-stroke shoulder pain in the United States. The net advances and investment recorded on the company's books is approximately $3.3 million at March 31, 2004. Based on the provisions of FIN 46 and the company's analysis, it has determined that it is not currently the primary beneficiary of this development stage company. The company will re-evaluate whether or not it is the primary beneficiary if and when changes occur with the VIE or the company's association with the VIE as outlined by FIN 46.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on March 31, 2004 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,774,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q constitute forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "plan," "intend," "expect," "continue," "believe," "anticipate" and "seek," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, the success of the Company's ongoing efforts to reduce costs, increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues (including those that affect the sales of and margins on product, along with the viability of customers), the ability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs, the effect of offering customers competitive financing terms, Invacare's ability to successfully identify, acquire and integrate acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions, the timely completion of facility consolidations, the vagaries of any litigation or regulatory investigations that the Company may be or become involved in at any time, the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions (including, the impact that acts of terrorism may have on such growth conditions), foreign currency and interest rate risks, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. We undertake no obligation to review or update these forward-looking statements or other information contained herein.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

The information called for by this item is provided under the same caption under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

As of March 31, 2004, an evaluation was performed, under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of March 31, 2004 in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

On March 5, 2004, Respironics, Inc. and its subsidiary, RIC Investments, Inc. (collectively, "Respironics"), filed a patent infringement lawsuit against the company in the United States District Court, Western District of Pennsylvania. The complaint alleges that Invacare's Polaris(TM) EX(TM) CPAP (Continuous Positive Airway Pressure) device, which features Invacare's own patent-pending SoftX(TM) technology, infringes on 11 patents held by Respironics. Respironics is seeking unspecified monetary damages and injunctive relief. The company does not believe the Invacare(R) Polaris(TM) EX(TM) CPAP infringes on any of the Respironics' patents and we have filed an answer to Respironics' complaint and denied all claims. While the company is unable at the present time to predict the timing or impact of the ultimate outcome of this litigation, the company will vigorously defend its position.

Item 2. Change in Securities and Use of Proceeds

On August 17, 2001, the Board of Directors authorized the company to purchase up to 2,000,000 common shares. To date, the company has purchased 526,300 shares with authorization remaining to purchase 1,473,700 more shares. The company did not repurchase any common shares in the first quarter of 2004.

Item 6. Exhibits

         A         Exhibits:
                   Official Exhibit No.
                           31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
                           31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
                           32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
                           32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

         B          Reports on Form 8-K:

                         A Form 8-K was furnished on January 22, 2004 under Item
                    12, Results of Operations and Financial Condition. The Form 8-K contained Invacare's earnings release, dated January 22, 2004, which disclosed the company's results for the fourth quarter and year ended December 31, 2003.


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

Date:  May 7, 2004