Form 10-Q
period 2004-06-30
INVACARE CORP
filed 2004-08-05
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                       June 30, 2004
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

                    (Address of principal executive offices)
--------------------------------------------------------------------------------
                                 (440)329-6000

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

As of August 3, 2004, the company had 30,058,906 Common Shares and 1,111,977 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  June 30, 2004 and December 31, 2003.........................3

         Condensed Consolidated Statement of Earnings -

                  Three and Six Months Ended June 30, 2004 and 2003...........4

         Condensed Consolidated Statement of Cash Flows -

                  Six Months Ended June 30, 2004 and 2003.....................5

         Notes to Condensed Consolidated Financial

                  Statements - June 30, 2004..................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............11

Item 3.  Quantitative and Qualitative Disclosure of Market Risk...............20

Item 4.  Controls and Procedures..............................................20

Part II.  OTHER INFORMATION:
---------------------------

Item 2.  Change in Securities and Use of Proceeds.............................21

Item 4.  Result of Votes of Security Holders..................................21

Item 6.  Exhibits and Reports on Form 8-K.....................................21

SIGNATURES....................................................................22

Part I.  FINANCIAL INFORMATION
Item 1.         Financial Statements (Unaudited)

                                               INVACARE CORPORATION AND SUBSIDIARIES
                                               Condensed Consolidated Balance Sheet
                                                                                         June 30,           December 31,
                                                                                             2004                   2003
                                                                                             ----                   ----
                                                                                            (unaudited)
ASSETS                                                                                              (In thousands)
------
CURRENT ASSETS
..........Cash and cash equivalents                                                         $6,078                $16,074
..........Marketable securities                                                              1,155                    214
..........Trade receivables, net                                                           262,559                255,534
..........Installment receivables, net                                                       6,703                  7,755
..........Inventories, net                                                                 143,644                130,979
..........Deferred income taxes                                                             25,499                 24,573
..........Other current assets                                                              27,743                 39,593
                                                                                          -------                -------
..........         TOTAL CURRENT ASSETS                                                    473,381                474,722

OTHER ASSETS                                                                               56,634                 53,263
OTHER INTANGIBLES                                                                          19,988                 14,678
PROPERTY AND EQUIPMENT, NET                                                               156,863                150,051
GOODWILL                                                                                  436,924                415,499
                                                                                          -------                -------
..........         TOTAL ASSETS                                                         $1,143,790             $1,108,213
                                                                                       ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
..........Accounts payable                                                                $123,171               $110,178
..........Accrued expenses                                                                  85,890                 97,148
..........Accrued income taxes                                                              19,284                 19,107
..........Current maturities of long-term obligations                                        1,863                  2,171
                                                                                          -------                -------
..........         TOTAL CURRENT LIABILITIES                                               230,208                228,604

LONG-TERM DEBT                                                                            230,388                232,038

OTHER LONG-TERM OBLIGATIONS                                                                39,113                 34,383

SHAREHOLDERS' EQUITY
..........Preferred shares                                                                       -                      -
..........Common shares - par $0.25                                                          7,742                  7,686
..........Class B common shares - par $0.25                                                    278                    278
..........Additional paid-in-capital                                                       116,407                109,015
..........Retained earnings                                                                508,559                477,113
..........Accumulated other comprehensive earnings                                          44,214                 45,941
..........Unearned compensation on stock awards                                             (1,982)                (1,458)
..........Treasury shares                                                                  (31,137)               (25,387)
                                                                                          -------                -------
..........         TOTAL SHAREHOLDERS' EQUITY                                              644,081                613,188
                                                                                          -------                -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $1,143,790             $1,108,213
                                                                                       ==========             ==========

See notes to condensed consolidated financial statements.

                                               INVACARE CORPORATION AND SUBSIDIARIES
                                     Condensed Consolidated Statement of Earnings - (unaudited)
                                                                   Three Months Ended                  Six Months Ended
(In thousands except per share data)                                    June 30,                            June 30,
                                                                   2004            2003                2004             2003
                                                                -------          -------            -------           -------
Net sales                                                      $339,288         $300,114           $660,631          $576,787
Cost of products sold                                           237,164          212,280            465,128           408,502
                                                                -------          -------            -------           -------
    Gross profit                                                102,124           87,834            195,503           168,285
Selling, general and administrative expense                      74,201           63,589            144,984           124,109
Interest expense                                                  2,295            2,656              5,054             5,356
Interest income                                                  (1,070)          (1,433)            (2,274)           (2,469)
                                                                -------          -------            -------           -------
    Earnings before Income Taxes                                 26,698           23,022             47,739            41,289
Income taxes                                                      8,675            7,575             15,515            13,585
                                                                -------          -------            -------           -------

    NET EARNINGS                                               $ 18,023         $ 15,447           $ 32,224          $ 27,704
                                                               ========         ========           ========          ========
    DIVIDENDS DECLARED PER
       COMMON SHARE                                               .0125            .0125              .0250             .0250
                                                               ========         ========           ========          ========

Net Earnings per Share - Basic                                   $ 0.58           $ 0.50             $ 1.04            $ 0.90
                                                               ========         ========           ========          ========
Weighted Average Shares Outstanding - Basic                      31,145           30,799             31,119            30,815
                                                               ========         ========           ========          ========
Net Earnings per Share - Assuming Dilution                       $ 0.56           $ 0.49             $ 1.00            $ 0.88
                                                               ========         ========           ========          ========
Weighted Average Shares Outstanding -
   Assuming Dilution                                             32,239           31,507             32,259            31,527
                                                               ========         ========           ========          ========

See notes to condensed consolidated financial statements.

                                                INVACARE CORPORATION AND SUBSIDIARIES
                                      Condensed Consolidated Statement of Cash Flows - (unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                     2004          2003
                                                                                                     ----          ----
OPERATING ACTIVITIES                                                                                   (In  thousands)
         Net earnings                                                                            $ 32,224       $ 27,704
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                        15,019         13,697
              Provision for losses on trade and installment receivables                             4,945          6,200
              Provision for deferred income taxes                                                     209            891
              Provision for other deferred liabilities                                              1,367          1,319
         Changes in operating assets and liabilities:
              Trade receivables                                                                    (8,544)       (13,745)
              Inventories                                                                          (7,524)        (5,257)
              Other current assets                                                                  4,818          2,816
              Accounts payable                                                                      9,953          8,395
              Accrued expenses                                                                    (12,657)         2,277
              Other deferred liabilities                                                            5,979            979
                                                                                                  -------        -------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                        45,789         45,276

INVESTING ACTIVITIES
         Purchases of property and equipment                                                      (18,333)        (9,884)
         Installment sales contracts, net                                                          (1,160)         5,780
         Other long term assets                                                                    (2,467)        (3,416)
         Business acquisitions, net of cash acquired                                              (32,713)        (5,808)
         Other                                                                                     (1,891)        (1,526)
                                                                                                  -------        -------
                  NET CASH USED FOR INVESTING ACTIVITIES                                          (56,564)       (14,854)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                         297,789        207,374
         Payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                     (295,700)      (238,453)
         Proceeds from exercise of stock options                                                    4,366          1,244
         Purchases of treasury stock                                                               (4,430)        (8,345)
         Payment of dividends                                                                        (778)          (745)
                                                                                                  -------        -------
                 NET CASH PROVIDED (USED) FOR FINANCING ACTIVITIES                                  1,247        (38,925)
Effect of exchange rate changes on cash                                                              (468)         3,156
                                                                                                  -------        -------
Decrease in cash and cash equivalents                                                              (9,996)        (5,347)
Cash and cash equivalents at beginning of period                                                   16,074         13,086
                                                                                                  -------        -------
Cash and cash equivalents at end of period                                                       $  6,078       $  7,739
                                                                                                  =======        =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                                  June 30, 2004

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

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its majority owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 2004 and the results of its operations for the three and six months ended June 30, 2004 and 2003, respectively, and changes in its cash flows for the six months ended June 30, 2004 and 2003, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end. The results of operations for the three and six months ended June 30, 2004, respectively, are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions are eliminated.

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

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment net sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment net sales and transfers are not considered in evaluating segment performance. Intersegment net sales for reportable segments was $21,036,000 and $40,379,000 for the three and six months ended June 30, 2004, respectively, and $18,863,000 and $34,592,000 for the same periods in the preceding year.

The information by segment is as follows (in thousands):

                                                                      Three Months Ended                   Six Months Ended
                                                                            June 30,                           June 30,
                                                                      2004              2003             2004             2003
                                                                    ------            ------           ------           ------
   Revenues from external customers
        North America                                             $249,040          $212,990         $486,323         $413,373
        Europe                                                      75,406            68,742          144,744          131,181
        Australasia                                                 14,842            18,382           29,564           32,233
                                                                    ------            ------           ------           ------
        Consolidated                                              $339,288          $300,114         $660,631         $576,787
                                                                  ========          ========         ========         ========

   Earnings (loss) before income taxes
        North America                                              $25,713           $17,356          $45,763          $33,464
        Europe                                                       3,303             4,295            4,443            6,615
        Australasia                                                    240             2,012              677            3,278
        All Other *                                                 (2,558)             (641)          (3,144)          (2,068)
                                                                   -------             -----          -------          -------
        Consolidated                                               $26,698           $23,022          $47,739          $41,289
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

                                                                      Three Months Ended                   Six Months Ended
                                                                           June 30,                            June 30,
                                                                      2004           2003                2004             2003
                                                                    ------         ------              ------           ------
                                                                              (In thousands, except per share data)
Basic
   Average common shares outstanding                                31,145         30,799              31,119           30,815

   Net earnings                                                    $18,023        $15,447             $32,224          $27,704

   Net earnings per common share                                    $  .58         $  .50             $  1.04           $  .90

Diluted
   Average common shares outstanding                                31,145         30,799              31,119           30,815
   Stock options and awards                                          1,094            708               1,140              712
                                                                    ------         ------              ------           ------
   Average common shares assuming dilution                          32,239         31,507              32,259           31,527

   Net earnings                                                    $18,023        $15,447             $32,224          $27,704

   Net earnings per common share                                    $  .56         $  .49             $  1.00           $  .88

Concentration of Credit Risk - The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. Prior to December 2000, the company financed equipment to certain customers for periods ranging from 6 to 39 months. In December 2000, Invacare entered into an agreement with DLL, a third party financing company, to provide the majority of future lease financing to Invacare's customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a limited recourse obligation ($37,833,000 at June 30, 2004) to DLL for events of default under the contracts (total balance outstanding of $84,674,000 at June 30, 2004). Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability for this guarantee obligation. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with FASB Interpretation No. 5, Accounting for Contingencies.

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

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2003 to June 30, 2004 was the result of current year acquisitions representing an increase in goodwill of $18,921,000 in North America with the balance attributable to currency translation.

The total cost for two of the 2003 acquisitions excludes certain contingent consideration that has not yet been determined. As part of the Carroll Healthcare, Inc. purchase agreement, the company agreed to pay additional consideration based upon earnings before interest, taxes, depreciation and amortization from September 1, 2003 through August 31, 2004 calculated under Canadian generally accepted accounting principles with no defined maximum amount. This amount will be determined in the fourth quarter of 2004 and is currently estimated to be between $45,000,000 and $50,000,000. Pursuant to the Motion Concepts, Inc. purchase agreement, the company agreed to pay contingent consideration based upon earnings before interest and taxes over the three years subsequent to the acquisition up to a maximum of approximately $16,000,000. Based on the current and projected results for the first year, no contingent consideration is expected to be paid for the first year portion of the earn-out. The contingent consideration related to both acquisitions is not deemed to be compensation expense as the consideration was a product of the negotiation process, represents a dollar amount in excess of typical compensation agreements in place prior to the acquisition, is payable in direct proportion to their ownership interest and is not dependent upon future employment by the seller during the contingency period. When the contingencies related to both of the acquisitions are settled, any additional consideration paid will increase the respective purchase price and reported goodwill.

All of the company's other intangible assets have definite lives and are amortized over their useful lives, except for $4,767,000 related to trademarks, which have indefinite lives. As of June 30, 2004 and December 31, 2003, other intangibles consisted of the following (in thousands):

                           June 30, 2004                 December 31, 2003
                           -------------                 -----------------
                       Historical    Accumulated      Historical   Accumulated
                       Cost          Amortization     Cost         Amortization
                       ----------    ------------     ----------   ------------
  License agreements       $6,450          $4,755         $6,455        $4,464
  Customer lists            9,741           1,314          6,105           936
  Trademarks                4,767               -          4,268             -
  Patents                   3,432           1,230          2,180         1,109
  Other                     4,361           1,464          3,406         1,227
                            -----           -----          -----         -----
                          $28,751          $8,763        $22,414        $7,736
                          =======          ======        =======        ======

Amortization expense related to other intangibles was $490,000 in the second quarter of 2004, $1,027,000 for the six months ended June 30, 2004 and is estimated to be $2,305,000 in 2005, $1,789,000 in 2006, $1,481,000 in 2007,
$1,388,000 in 2008 and $1,602,000 in 2009.

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

                                                                      Three Months Ended                   Six Months Ended
                                                                            June 30,                           June 30,
                                                                      2004             2003              2004             2003
                                                                    ------           ------            ------           ------
   Net earnings - as reported *                                    $18,023          $15,447           $32,224          $27,704
   Less:  compensation expense determined based on the
          fair-value method for all awards granted at
          market value, net of related tax effects                     854            1,163             1,806            2,304
                                                                    ------           ------            ------           ------
   Net earnings - pro forma                                        $17,169          $14,284           $30,418          $25,400
                                                                   =======          =======           =======          =======

   Earnings per share as reported - basic                             $.58             $.50             $1.04             $.90
   Earnings per share as reported - assuming dilution                 $.56             $.49             $1.00             $.88

   Pro forma earnings per share - basic                               $.55             $.46              $.98             $.82
   Pro forma earnings per share - assuming dilution                   $.53             $.45              $.94             $.81

   * Includes stock compensation expense, net of tax, on
     restricted awards granted without cost of:                       $138             $114              $252             $191

Warranty Costs - Generally, the company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the current year.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

   Balance as of January 1, 2004                                       $ 12,688
   Warranties provided during the period                                  4,053
   Settlements made during the period                                    (5,208)
   Changes in liability for pre-existing warranties during
       the period, including expirations                                    291
                                                                         ------
   Balance as of June 30, 2004                                         $ 11,824
                                                                         ======

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                                      Three Months Ended                   Six Months Ended
                                                                            June 30,                           June 30,
                                                                      2004             2003              2004             2003
                                                                    ------           ------            ------           ------
  Net earnings                                                     $18,023          $15,447           $32,224          $27,704
  Foreign currency translation gain (loss)                          (9,701)          25,833               623           47,392
  Unrealized gain (loss) on available for sale securities               (7)             154                 3              133
  Current period unrealized loss on cash flow
      hedges                                                        (1,298)             (61)           (2,353)            (913)
                                                                    ------           ------            ------           ------
  Total comprehensive earnings                                     $ 7,017         $ 41,373           $30,497          $74,316
                                                                    ======           ======            ======           ======

Inventories - Inventories consist of the following components (in thousands):

                                              June 30,            December 31,
                                                  2004                    2003
                                                ------                  ------
       Raw materials                          $ 49,760                $ 41,573
       Work in process                          14,242                  18,711
       Finished goods                           79,642                  70,695
                                                ------                  ------
                                              $143,644                $130,979
                                               =======                 =======

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point; therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):
                                              June 30,       December 31,
                                                  2004              2003
                                                ------             ------
       Land, buildings and improvements       $ 67,922          $ 67,364
       Machinery and equipment                 229,851           216,459
       Furniture and fixtures                   23,322            20,737
       Leasehold improvements                   15,744            14,946
                                                ------            ------
                                               336,839           319,506
       Less allowance for depreciation        (179,976)         (169,455)
                                                ------            ------
                                              $156,863          $150,051
                                               =======           =======

Subsequent Event - On August 2, 2004, the company signed a definitive agreement to purchase WP Domus GmbH ("Domus") for 190,000,000 Euros or approximately $230,000,000 at recent exchange rates. A European-based holding company, Domus designs and manufactures several complementary product lines to the company's existing product lines, including power add-on products, bath lifts and walking aids. Domus currently has three divisions, Alber, Aquatec and Dolomite, which are operated on an independent basis and are branded separately. The definitive agreement is subject to German and Norwegian regulatory approvals, which are expected to be received no later than the fourth quarter of 2004, and other customary conditions. Domus is forecast to have sales in 2004 of approximately 96,000,000 Euros or $116,000,000 at recent exchange rates.

The three Domus companies are expected to be operated as independently run units of Invacare under each of the units' current management teams. In markets where Alber, Aquatec or Dolomite does not have their own direct sales forces, the company's sales forces are expected to provide opportunities to expand sales for such units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Current Report on Form 8-K filed on July 15, 2004.

OUTLOOK

The company reached the top end of its guidance on earnings growth in the first half of this year primarily due to the benefits from ongoing cost reduction programs and accretive acquisitions along with increased volumes in North America. Although in March, Centers for Medicare and Medicaid Services (CMS) retracted the December 2003 bulletins restricting Medicare coverage of power wheelchairs for seniors and people with disabilities, this change in the rules has not led to more stability and predictability in the power wheelchair market. Additionally, although European sales in the second quarter improved from the first quarter, it was not to the degree expected. Despite slower than expected sales growth excluding foreign currency and acquisitions, gross margin was stronger than expected as a result of the continuing cost reduction programs and should continue to remain strong for the year.

As a result of these factors, the company believes that for the second half of 2004, it will have a net sales increase of between 9% and 11% compared to the prior year. Excluding foreign currency and acquisitions, the net sales increase is expected to be between 3% and 5%. The improvement in margins as forecasted should result in the company achieving net earnings per share of between $2.48 and $2.55 for the year, which is toward the top end of its previous guidance. For the third quarter, the company expects a net sales increase of between 8% and 10% and net earnings per share of between $0.68 and $0.72. We expect minimal addition to EPS in 2004 related to the recent WP Domus acquisition due to the timing of regulatory approval. See Subsequent Event footnote.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended June 30, 2004 were $339,288,000, compared to $300,114,000 for the same period a year ago, representing a 13% increase. For the six months ended June 30, 2004, net sales increased 15% to $660,631,000, compared to $576,787,000 for the same period a year ago. For the quarter, foreign currency translation and acquisitions accounted for 3% and 7% of the net sales increase, respectively. For the first six months, foreign currency translation and acquisitions accounted for 4% and 8% of the net sales increase, respectively. Excluding the impact of currency and acquisitions, net sales growth was driven primarily by volume increases in North America.

North American Operations

North American net sales, consisting of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products, increased 17% for the quarter and 18% for the first six months. For the quarter, acquisitions accounted for 10% of the net sales increase with currency translation having a less than 1% impact on net sales. For the first six months, foreign currency translation and acquisitions accounted for 1% and 10% of the net sales increase, respectively.

The increase for the quarter was principally due to net sales increases in Respiratory products (16%), Rehab products (19%), Continuing Care products (76%) and Distributed products (31%), which were partially offset by declines in Standard products (1%). Excluding acquisitions, Rehab product net sales increased by 5%, Continuing Care product net sales increased by 1% and Distributed products increased by 13% for the quarter.

The increase for the first six months was principally due to net sales increases in Respiratory products (26%), Rehab products (21%), Continuing Care products (85%) and Distributed products (32%), which were partially offset by declines in Standard products (6%). Excluding acquisitions, Rehab product net sales increased by 7%, Continuing Care product net sales increased by 3% and Distributed products increased by 16%.

Respiratory growth in the quarter and first six months was largely due to strong performance in the HomeFill(TM) oxygen system product line. Rehab growth in the quarter and first six months was driven by increased sales of custom power products led by the Storm Series(R) TDX(TM) power wheelchair, which were offset by slower sales of consumer power products, resulting from continuing challenges with our customers obtaining Medicare reimbursement from CMS. Net sales of Standard products rebounded in the second quarter due to increased unit volumes, which were more than offset by continued pricing reductions.

European Operations

European net sales increased 10% for the quarter to $75,406,000 as compared to $68,742,000 for the same period a year ago. For the quarter, foreign currency translation and acquisitions accounted for 9% and 1% of the net sales increase, respectively. European net sales for the first six months increased 10% to $144,744,000 as compared to $131,181,000 for the same period a year ago. For the first six months, foreign currency translation and acquisitions accounted for 12% and 3% of the net sales increase, respectively. The slower growth in the quarter and the first six months is attributable to continued pricing pressures in Germany and reduced funding in other key markets.

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

Australasian net sales decreased 19% to $14,842,000 from $18,382,000 in the second quarter and 8% to $29,564,000 from $32,233,000 year to date. Adjusting for the impact of foreign currency translation, Australasian net sales decreased 28% for the quarter and 22% for the first half of the year, when compared to the same periods a year ago. This sales decline was primarily due to lower sales of microprocessor controllers, resulting from a global slowdown in the production of power wheelchairs principally due to Medicare reimbursement challenges in the United States. The Australasia segment transacts a substantial amount of its business with customers outside of their region in various currencies other than their functional currency, the New Zealand Dollar. As such, changes in exchange rates particularly with the Euro and U.S. Dollar can have a significant impact on sales and cost of sales.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and six-month periods ended June 30, 2004 were 30.1% and 29.6%, respectively, compared to 29.3% and 29.2%, respectively, in the same periods last year. The improvement in margins for both periods was due to continuing cost reduction initiatives and improved sales of higher margin products, particularly Rehab products, driven by custom power, continuing care and HomeFill(TM) product lines. Margin improvements were partially offset by ongoing competitive pricing pressures, especially in Standard products.

For the first six months, North American margins as a percentage of net sales improved to 30.3% compared with 29.1% in the same period last year principally as a result of an increase in higher margin Rehab products and continued cost reductions. While pricing pressures are expected to continue due to foreign sourcing, especially in the Standard products category, the company expects to offset these price declines by lowering costs to produce with our own wholly owned foreign entities based in Asia.

Gross margin in Europe declined year to date by 0.8 of a percentage point primarily due to unfavorable sales mix towards lower margin products and additional costs related to new product introductions. Margins are expected to improve as new product sales increase.

Gross margin in Australasia declined year to date by 8.6 percentage points largely due to unfavorable sales mix towards lower margin products in the company's Dynamic Controls subsidiary, reduced volumes and unfavorable foreign currency associated with normal operating transactions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and six months ended June 30, 2004 was 21.9% in both periods, compared to 21.2% and 21.5% in the same periods a year ago. The dollar increase was $10,612,000 and $20,875,000, or 16.7% and 16.8%, respectively for the quarter and first half of the year. Acquisitions increased expenses by $4,340,000 in the quarter and $8,642,000 in the first half while foreign currency translation increased expenses by $1,766,000 in the quarter and $5,498,000 in the first half compared to the same periods a year ago. Commissions, bonus and distribution costs, which are largely variable expenses dependent on results, combined to increase costs by $1,748,000 and $4,867,000. Sales and marketing expenses, which are a result of higher revenues and program spending, increased by $1,039,000 and $1,934,000 for the second quarter and the full year, respectively. Excluding the impact of foreign currency translation and acquisitions, selling, general and administrative expense increased 7.1% for the quarter and 5.4% compared to the same period a year ago.

North American selling, general and administrative cost increased $8,790,000 or 19.8% for the quarter and $15,448,000 or 17.7% in the first half compared to the same periods a year ago. Acquisitions accounting for approximately 9.0% of the increase in each period, while the additional costs incurred on a consolidated basis, described above, were primarily related to North America.

European selling, general and administrative cost increased $1,890,000 or 10.9% for the quarter and $5,917,000 or 18.0% for the first half compared to the same periods a year ago. Excluding the impact of foreign currency translation, selling, general and administrative cost increased 2.6% for the quarter and 4.8% in the first half compared to the same periods a year ago. The remaining increase was primarily attributable to additional programs to re-establish sales growth.

Australasian selling, general and administrative cost declined $68,000 or 3.6% for the quarter and $490,000 or 12.0% in the first half compared to the same periods a year ago. Excluding the impact of foreign currency translation, selling, general and administrative cost declined by 13.1% for the quarter and 25.3% in the first half compared to the same periods a year ago. The decline is principally as a result of continued expense control.

INTEREST

For the quarter and first half of the year, interest expense and interest income were comparable to the same periods a year ago.

INCOME TAXES

The company had an effective tax rate of 32.5% for the three and six-month month periods ended June 30, 2004, compared with 32.9% for the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported level of long-term debt decreased $1,650,000 to $230,388,000 for the six months ended June 30, 2004. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its bank lines of credit and working capital management. As of June 30, 2004, the company had approximately $306,313,000 available under its lines of credit. Under the most restrictive covenant of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $272,152,000 as of June 30, 2004.

The company's borrowing arrangements contain covenants with respect to interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company's bank agreements and agreement with its note holders. As of June 30, 2004, the company was in compliance with all covenant requirements.

CAPITAL EXPENDITURES

The company had no material capital expenditure commitments outstanding as of June 30, 2004. The company expects to invest in capital projects in 2004 at a rate that exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 2004 will be approximately $35,000,000. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $45,789,000 for the first half of 2004 compared to $45,276,000 in the first half of 2003. The increase in operating cash flows for the first six months of the year was largely due to improved profits and a lower increase in accounts receivable principally offset by decreased accrued expenses and higher inventory levels resulting from increased revenues compared to the first six months of 2003.

Cash used for investing activities was $56,564,000 for the first half of 2004 compared to $14,854,000 in the first half of 2003. The increase was primarily due to acquisitions during the first half of 2004 and increased capital expenditures. The company is in the process of implementing Enterprise Resource Planning Systems in North America, Europe and Australasia, which has contributed to the increase in capital investments over the prior year levels.

Cash provided by financing activities was $1,247,000 in for the first half of 2004 compared to cash used of $38,925,000 for the first half of 2003. Financing activities for the first six months of 2004 were impacted by a decrease in the company's net long-term borrowings of $2,089,000 as a result of continued debt payments that were lower than the first half of 2003 as a result of acquisitions made in the first half of 2004.

The effect of foreign currency translation and acquisitions may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

DIVIDEND POLICY

On May 26, 2004, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of July 1, 2004, which was paid on July 19, 2004. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Revenue Recognition
-------------------
Revenues are recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," as updated by SAB No. 104, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Sales are only made to customers with whom the company believes collection is reasonably assured based upon a credit analysis, which may include obtaining a credit application, a signed security agreement, personal guarantee or a cross corporate guarantee depending on the credit history of the customer. Credit lines are established for new customers after an evaluation of their credit report and or other relevant financial information. Existing credit lines are regularly reviewed and adjusted with consideration given to any outstanding past due amounts.

The company offers discounts and rebates, which are accounted for as reductions to revenue in the period in which the sale is recognized. Discounts offered include: cash discounts for prompt payment, base and trade discounts based on contract level for specific classes of customers. Volume discounts and rebates are given based on large purchases and the achievement of certain sales volumes. Product returns are accounted for as a reduction to reported sales with estimates recorded for anticipated returns at the time of sale. The company does not sell any goods on consignment.

Distributed products sold by the company are accounted for in accordance with EITF 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. The company records Distributed product sales gross as a principal since the company takes title to the products and has the risks of loss for collection, delivery and returns.

Product sales that give rise to installment receivables are recorded at the time of sale when the risks and rewards of ownership are transferred. In December 2000, the company entered into an agreement with DLL, a third party financing company, to provide the majority of future lease financing to Invacare customers. As such, interest income is recognized based on the terms of the installment agreements. Installment accounts are monitored and if a customer defaults on payments, interest income is no longer recognized. All installment accounts are accounted for the same, regardless of duration of the installment agreements.

Allowance for Uncollectible Accounts Receivable
-----------------------------------------------
Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the company's receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the company has seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts is based primarily on management's evaluation of the financial condition of the customer. In addition, as a result of the third party financing arrangement with DLL, management monitors the collection status of these contracts in accordance with the company's limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts.

Inventories and Related Allowance for Obsolete and Excess Inventory
-------------------------------------------------------------------
Inventories are stated at the lower of cost or market with cost principally determined for domestic manufacturing inventories by the last-in, first-out
(LIFO) method and for non-domestic inventories and domestic finished products purchased for resale by the first-in, first-out (FIFO) method.

Inventories have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales. Inventory turns are monitored as a possible indicator of obsolescence or slow moving product. A provision for excess and obsolete inventory is recorded as needed based upon the discontinuation of products, redesigning of existing products, new product introductions, market changes and safety issues. Both raw materials and finished goods are reserved for on the balance sheet.

Goodwill, Intangible and Other Long-Lived Assets
------------------------------------------------
Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. As a result of the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets in 2002, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests in accordance with the Statement. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company completed the required initial analysis of goodwill as of January 1, 2002 as well the annual impairment tests in the fourth quarter of 2002 and 2003. The results of these analyses indicated no impairment of goodwill.

Product Liability
-----------------
The company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $10,000,000 in the aggregate of the company's North American product liability exposure. The company also has additional layers of external insurance coverage insuring $90,000,000 in annual aggregate losses arising from individual claims that exceed the captive insurance company policy limits.

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and indications from the independent actuary. Additional reserves in excess of the specific individual case reserves for incurred but not reported claims are recorded based upon independent actuarial valuations at the time such valuations are conducted. Historical claim experience and other assumptions are taken into consideration by the independent actuary to estimate the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government indices used to trend losses and exposures are appropriate. Estimates made are adjusted on a regular basis and can be impacted by actual loss award settlements on claims. While actuarial analysis is used to help determine adequate reserves, the company accepts responsibility for the determination and recording of adequate reserves in accordance with accepted loss reserving standards and practices. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

Warranty
--------
Generally, the company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale. Historical analysis of claims history is primarily used to determine the company's warranty reserves with consideration given to any recent events, which could affect the provision required. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. See Warranty Costs in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual.

Accounting for Stock-Based Compensation
---------------------------------------
The company accounts for options under its stock-based compensation plans using the intrinsic value method proscribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant; thus, no compensation cost has been reflected in the Consolidated Statement of Earnings for these options. In addition, restricted stock awards have been granted without cost to the recipients and are being expensed on a straight-line basis over the vesting periods. See Accounting for Stock-Based Compensation in the Notes to the Consolidated Financial Statements.

Income Taxes
------------
As part of the process of preparing our financial statements, we are required to estimate income taxes in various jurisdictions. The process requires estimating our current tax exposure, including assessing the risks associated with tax audits, as well as estimating temporary differences due to the different treatment of items for tax and accounting policies. The temporary differences our reported as deferred tax assets and or liabilities. The company also must estimate the likelihood that its deferred tax assets will be recovered from future taxable income and whether or not valuation allowances should be established. In the event that actual results differ from our estimates, the company's provision for income taxes could be materially impacted.

The  company  does not  believe  that  there is a  substantial  likelihood  that materially different amounts would be reported related to its critical accounting policies. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

RECENTLY ADOPTED ACCOUNTING POLICIES

Accounting for Variable Interest Entities
-----------------------------------------
In  January  2003,  the FASB  issued  Interpretation  No. 46,  Consolidation  of
Variable Interest Entities (FIN 46), which was revised in December 2003 and, which among other things, deferred the implementation date of FIN 46 until periods after March 15, 2004. This interpretation requires consolidation of an entity if the company is subject to a majority of the risk of loss from the variable interest entity's (VIE) activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a VIE is known as the primary beneficiary of that entity.

As of June 30, 2004, the company had an investment in a development stage company, which is currently pursuing FDA approval to market a product focused on the treatment of post-stroke shoulder pain in the United States. The net advances and investment recorded on the company's books is approximately $3,000,000 at June 30, 2004. Based on the provisions of FIN 46 and the company's analysis, it has determined that it is not currently the primary beneficiary of this development stage company. The company will re-evaluate whether or not it is the primary beneficiary if and when changes occur with the VIE or the company's association with the VIE as outlined by FIN 46.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on June 30, 2004 debt levels, a 1.0% change in interest rates would impact interest expense by approximately $2,030,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q constitute forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "plan," "intend," "expect," "continue," "believe," "anticipate" and "seek," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, the success of the company's ongoing efforts to reduce costs, increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues (including those that affect the sales of and margins on product, along with the viability of customers), the ability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs, the company's ability to successfully implement major enterprise resource planning systems, the effect of offering customers competitive financing terms, Invacare's ability to successfully identify, acquire and integrate acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions, the timely completion of facility consolidations, the vagaries of any litigation or regulatory investigations that the company may be or become involved in at any time, the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions (including, the impact that acts of terrorism may have on such growth conditions), foreign currency and interest rate risks, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. We undertake no obligation to review or update these forward-looking statements or other information contained herein.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

The information called for by this item is provided under the same caption under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

As of June 30, 2004, an evaluation was performed, under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of June 30, 2004 in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds

On August 17, 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares. To date, the company has purchased 637,100 shares, including 110,800 shares in the second quarter of 2004, with authorization remaining to purchase 1,362,900 more shares.

                                                                              Total Number of Shares    Maximum Number of
                                                                              Purchased as Part of      Shares that May Yet Be
                            Total Number of Shares   Average Price Paid per   Publicly Announced        Purchased Under the
Period                      Purchased                Share                    Plans or Programs         Plans or Programs
--------------------------- ------------------------ ------------------------ ------------------------ -----------------------
April                                         7,200                   $40.23                    7,200                1,466,500
May                                         103,600                   $39.96                  103,600                1,362,900
June                                              -                        -                        -                1,362,900
--------------------------- ------------------------ ------------------------ ------------------------ -----------------------
Total                                       110,800                   $39.98                  110,800                1,362,900
--------------------------- ------------------------ ------------------------ ------------------------ -----------------------

Item 4. Results of Votes of Security Holders

On May 26, 2004, the company held its 2004 Annual Meeting of Shareholders to act on proposals to: 1) elect four directors to the class whose three-year term will expire in 2007 and 2) ratify the appointment of Ernst & Young LLP as our independent auditors for our 2004 fiscal year.

Gerald B. Blouch, John R. Kasich, Dan T. Moore, III and Joseph B. Richey, II were each re-elected for a three-year term of office expiring in 2007 with 39,117,906, 39,229,533, 38,075,991 and 38,901,750 affirmative votes and 335,565,
223,938, 1,377,480 and 551,721 votes withheld, respectively.

James C. Boland, Whitney Evans, William M. Weber, Michael F. Delaney, C. Martin Harris, M.D., Bernadine P. Healy, M.D., and A. Malachi Mixon, III are directors with continuing terms.

The proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for our 2004 fiscal year received 37,683,539 affirmative votes, 1,730,467 negative votes and 39,465 abstained votes.

Item 6. Exhibits

   A        Exhibits:
            Official Exhibit No.
            --------------------
         10.1        Invacare Corporation 401(K) Plus Benefit Equalization Plan
                    (As amended and restated effective January 1, 2003)
         10.2 Amendment No. 1 to Invacare Corporation 401(K) Plus Benefit Equalization Plan
         31.1        Certification of the Chief Executive
                     Officer pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002 (filed
                     herewith).

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

  B        Reports on Form 8-K:
               A Form 8-K was furnished on April 15, 2004 under Item 12, Results of Operations and Financial Condition. The Form 8-K contained Invacare's earnings release, dated April 15, 2004, which disclosed the company's 2004 first quarter results.



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

Date:  August 5, 2004