Form 10-Q
period 2004-09-30
INVACARE CORP
filed 2004-11-08
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2004
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                               -------------------------------------------------

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

As of November 5, 2004, the company had 30,114,677 Common Shares and 1,111,965 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  September 30, 2004 and December 31, 2003.....................3

         Condensed Consolidated Statement of Earnings -

                  Three and Nine Months Ended September 30, 2004 and 2003......4

         Condensed Consolidated Statement of Cash Flows -

                  Nine Months Ended September 30, 2004 and 2003................5

         Notes to Condensed Consolidated Financial

                  Statements - September 30, 2004..............................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........21

Item 4.  Controls and Procedures..............................................21

Part II.  OTHER INFORMATION:
---------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........21

Item 6.  Exhibits.............................................................21

SIGNATURES....................................................................22

Part I.  FINANCIAL INFORMATION
Item 1...         Financial Statements

                                          INVACARE CORPORATION AND SUBSIDIARIES
                                           Condensed Consolidated Balance Sheet
                                                                                    September 30,           December 31,
                                                                                             2004                   2003
                                                                                          -------                -------
                                                                                       (unaudited)
ASSETS                                                                                             (In thousands)
------
CURRENT ASSETS
..........Cash and cash equivalents                                                         $2,840                $16,074
..........Marketable securities                                                                190                    214
..........Trade receivables, net                                                           262,193                255,534
..........Installment receivables, net                                                      13,390                  7,755
..........Inventories, net                                                                 145,804                130,979
..........Deferred income taxes                                                             25,987                 24,573
..........Other current assets                                                              27,703                 39,593
                                                                                          -------                -------
..........         TOTAL CURRENT ASSETS                                                    478,107                474,722

OTHER ASSETS                                                                               56,451                 53,263
OTHER INTANGIBLES                                                                          20,519                 14,678
INVESTMENT IN WP DOMUS GMBH                                                               229,349                      -
PROPERTY AND EQUIPMENT, NET                                                               161,502                150,051
GOODWILL                                                                                  501,197                415,499
                                                                                          -------                -------
..........         TOTAL ASSETS                                                         $1,447,125             $1,108,213
                                                                                       ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
..........Accounts payable                                                                $123,817               $110,178
..........Accrued expenses                                                                 143,058                 97,148
..........Accrued income taxes                                                              21,692                 19,107
..........Current maturities of long-term obligations                                       43,096                  2,171
                                                                                          -------                -------
..........         TOTAL CURRENT LIABILITIES                                               331,663                228,604

LONG-TERM DEBT                                                                            400,299                232,038

OTHER LONG-TERM OBLIGATIONS                                                                41,767                 34,383

SHAREHOLDERS' EQUITY
..........Preferred shares                                                                       -                      -
..........Common shares - par $0.25                                                          7,752                  7,686
..........Class B common shares - par $0.25                                                    278                    278
..........Additional paid-in-capital                                                       117,548                109,015
..........Retained earnings                                                                530,700                477,113
..........Accumulated other comprehensive earnings                                          50,025                 45,941
..........Unearned compensation on stock awards                                             (1,770)                (1,458)
..........Treasury shares                                                                  (31,137)               (25,387)
                                                                                          -------                -------
..........         TOTAL SHAREHOLDERS' EQUITY                                              673,396                613,188
                                                                                          -------                -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $1,447,125             $1,108,213
                                                                                       ==========             ==========

See notes to condensed consolidated financial statements.

                                           INVACARE CORPORATION AND SUBSIDIARIES
                                    Condensed Consolidated Statement of Earnings - (unaudited)


                                                                   Three Months Ended                  Nine Months Ended
(In thousands except per share data)                                   September 30,                     September 30,
                                                                   2004             2003             2004             2003
                                                                -------          -------          -------           -------
Net sales                                                      $349,507         $327,366       $1,010,138         $904,153
Cost of products sold                                           243,431          228,914          708,559          637,416
                                                                -------          -------          -------          -------
    Gross profit                                                106,076           98,452          301,579          266,737
Selling, general and administrative expense                      71,230           66,983          216,214          191,092
Interest expense                                                  3,850            2,987            8,904            8,343
Interest income                                                  (1,618)          (1,330)          (3,892)          (3,799)
                                                                -------          -------          -------          -------
    Earnings before income taxes                                 32,614           29,812           80,353           71,101
Income taxes                                                     10,085            9,805           25,600           23,390
                                                                -------          -------          -------          -------

    NET EARNINGS                                               $ 22,529         $ 20,007         $ 54,753         $ 47,711
                                                                =======          =======          =======          =======
    DIVIDENDS DECLARED PER
       COMMON SHARE                                               .0125            .0125            .0250            .0375
                                                                =======          =======          =======          =======

Net Earnings per Share - Basic                                   $ 0.72           $ 0.65           $ 1.76           $ 1.55
                                                                =======          =======          =======          =======
Weighted Average Shares Outstanding - Basic                      31,122           30,845           31,120           30,825
                                                                =======          =======          =======          =======
Net Earnings per Share - Assuming Dilution                       $ 0.70           $ 0.63           $ 1.70           $ 1.51
                                                                =======          =======          =======          =======
Weighted Average Shares Outstanding -
   Assuming Dilution                                             32,283           31,752           32,272           31,602
                                                                =======          =======          =======          =======

See notes to condensed consolidated financial statements.

                                                      INVACARE CORPORATION AND SUBSIDIARIES
                                         Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                                     2004             2003
                                                                                                  -------          -------
OPERATING ACTIVITIES                                                                                    (In  thousands)
         Net earnings                                                                            $ 54,753          $47,711
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                        22,283           19,911
              Provision for losses on trade and installment receivables                             8,285            9,303
              Provision for deferred income taxes                                                       -              452
              Provision for other deferred liabilities                                              2,137            1,947
         Changes in operating assets and liabilities:
              Trade receivables                                                                   (11,622)         (28,720)
              Inventories                                                                          (8,530)          (8,124)
              Other current assets                                                                  3,475             (414)
              Accounts payable                                                                     10,116           13,981
              Accrued expenses                                                                     (5,936)          15,093
              Other deferred liabilities                                                            2,076            1,848
                                                                                                  -------          -------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                        77,037           72,988

INVESTING ACTIVITIES
         Purchases of property and equipment                                                      (28,924)         (17,172)
         Installment sales contracts, net                                                          (1,857)           6,355
         Other long term assets                                                                    (3,354)          (2,485)
         Business acquisitions, net of cash acquired                                             (262,679)         (70,555)
         Other                                                                                     (2,262)           1,559
                                                                                                  -------          -------
                  NET CASH USED FOR INVESTING ACTIVITIES                                         (299,076)         (82,298)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                         635,662          342,693
         Payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                     (426,220)        (339,686)
         Proceeds from exercise of stock options                                                    5,267            2,677
         Purchases of treasury stock                                                               (4,430)          (8,345)
         Payment of dividends                                                                      (1,103)          (1,130)
                                                                                                  -------          -------
                  NET CASH PROVIDED (USED) FOR FINANCING ACTIVITIES                               209,176           (3,791)
Effect of exchange rate changes on cash                                                              (371)           2,373
                                                                                                  -------          -------
Decrease in cash and cash equivalents                                                             (13,234)         (10,728)
Cash and cash equivalents at beginning of period                                                   16,074           13,086
                                                                                                  -------          -------
Cash and cash equivalents at end of period                                                       $  2,840          $ 2,358
                                                                                                  =======          =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                               September 30, 2004

Nature of Operations - Invacare Corporation and its subsidiaries ("Invacare" or the "company") is the leading home medical equipment manufacturer in the world based on its distribution channels, the breadth of its product line and net sales. The company designs, manufactures and distributes an extensive line of medical equipment for the home health care, retail and extended care markets. The company's products include standard manual wheelchairs, motorized and lightweight prescription wheelchairs, seating and positioning systems, motorized scooters, patient aids, home care beds, low air loss therapy products, respiratory products and distributed products. The company is directly affected by government regulation and reimbursement policies in virtually every country in which it operates. Changes in regulations and heath care policy take place frequently and can impact the size, growth potential and profitability of products sold in each market.

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its majority owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 2004, the results of its operations for the three and nine months ended September 30, 2004 and 2003, respectively, and changes in its cash flows for the nine months ended September 30, 2004 and 2003, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using an August 31 quarter end. As such, the results of WP Domus GmbH have not been consolidated as further explained in the Acquisition footnote. The results of operations for the three and nine months ended September 30, 2004, respectively, are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions are eliminated.

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

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the company's consolidated financial statements. Intersegment net sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, inter company profit or loss on intersegment net sales and transfers are not considered in evaluating segment performance. Intersegment net sales for reportable segments was $20,312,000 and $60,691,000 for the three and nine months ended September 30, 2004, respectively, and $20,722,000 and $55,314,000 for the same periods in the preceding year.

The information by segment is as follows (in thousands):

                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,
                                                                     2004             2003               2004            2003
                                                                   ------           ------             ------          ------
   Revenues from external customers
        North America                                            $251,457         $232,829           $737,780        $646,202
        Europe                                                     79,889           73,839            224,633         205,020
        Australasia                                                18,161           20,698             47,725          52,931
                                                                   ------           ------             ------          ------
        Consolidated                                             $349,507         $327,366         $1,010,138        $904,153
                                                                 ========         ========         ==========        ========

   Earnings (loss) before income taxes
        North America                                             $27,990          $21,056            $73,753         $54,520
        Europe                                                      4,984            6,399              9,427          13,014
        Australasia                                                   874            2,695              1,551           5,973
        All Other *                                                (1,234)            (338)            (4,378)         (2,406)
                                                                  -------            -----            -------         -------
        Consolidated                                              $32,614          $29,812            $80,353         $71,101
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

                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,
                                                                     2004             2003               2004            2003
                                                                   ------           ------             ------          ------
                                                                               (In thousands, except per share data)
Basic
   Average common shares outstanding                               31,122           30,845             31,120          30,825

   Net earnings                                                   $22,529          $20,007            $54,753         $47,711

   Net earnings per common share                                   $  .72          $  0.65            $  1.76         $  1.55

Diluted
   Average common shares outstanding                               31,122           30,845             31,120          30,825
   Stock options and awards                                         1,161              907              1,152             777
                                                                   ------           ------             ------          ------
   Average common shares assuming dilution                         32,283           31,752             32,272          31,602

   Net earnings                                                   $22,529          $20,007            $54,753         $47,711

   Net earnings per common share                                   $  .70          $  0.63            $  1.70         $  1.51

Concentration of Credit Risk - The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. Prior to December 2000, the company financed equipment to certain customers for periods ranging from 6 to 39 months. In December 2000, Invacare entered into an agreement with DLL, a third party financing company, to provide the majority of future lease financing to Invacare's customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a limited recourse obligation ($40,287,000 at September 30,
2004) to DLL for events of default under the contracts (total balance outstanding of $92,965,000 at September 30, 2004). Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability for this guarantee obligation. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with FASB Interpretation No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

Substantially all of the company's receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the company has also seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. In addition, reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain as well as the timing of reimbursement and, thus, affect the product mix, pricing and payment patterns of the company's customers.

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2003 to September 30, 2004 was the result of acquisitions representing an increase in goodwill of $78,649,000 in North America with the balance attributable to currency translation.

The total cost for two of the 2003 acquisitions excluded certain contingent consideration. As part of the Carroll Healthcare, Inc. purchase agreement, the company agreed to pay additional consideration based upon earnings before interest, taxes, depreciation and amortization from September 1, 2003 through August 31, 2004 calculated under Canadian generally accepted accounting principles (U.S. GAAP used for company reporting purposes) in accordance with the purchase agreement with no defined maximum amount. The payment amount was finalized in October 2004 at 74,667,000 Canadian Dollars and paid on October 29, 2004. As of September 30, 2004, the U.S. dollar equivalent amount was estimated at $59,000,000, which was reflected on the consolidated balance sheet as an increase to goodwill and an increase to accrued expenses.

Pursuant to the Motion Concepts, Inc. purchase agreement, the company agreed to pay contingent consideration based upon earnings before interest and taxes over the three years subsequent to the acquisition up to a maximum of approximately $16,000,000. Based on the current and projected results for the first year, no contingent consideration is expected to be paid for the first year portion of the earn-out. When the contingency is settled, any additional consideration paid will increase the purchase price and reported goodwill.

The contingent consideration related to both acquisitions is not deemed to be compensation expense as the consideration was a product of the arms-length negotiation process, represents a dollar amount in excess of typical compensation agreements in place prior to the acquisition, is payable in direct proportion to the seller's equity ownership interests and is not dependent upon future employment by the sellers during the contingency period.

All of the company's other intangible assets have definite lives and are amortized over their useful lives, except for $4,904,000 related to trademarks, which have indefinite lives. As of September 30, 2004 and December 31, 2003, other intangibles consisted of the following (in thousands):

                                                September 30, 2004                   December 31, 2003
                                                ------------------                   -----------------
                                           Historical         Accumulated       Historical        Accumulated
                                                 Cost        Amortization             Cost       Amortization
                                           ----------        ------------       ----------       ------------
  License agreements                            $6,492             $4,902           $6,455             $4,464
  Customer lists                                10,018              1,577            6,105                936
  Trademarks                                     4,904                  -            4,268                  -
  Patents                                        4,032              1,332            2,180              1,109
  Other                                          4,496              1,612            3,406              1,227
                                                 -----              -----            -----              -----
                                               $29,942             $9,423          $22,414             $7,736
                                               =======             ======          =======             ======

Amortization expense related to other intangibles was $660,000 in the third quarter of 2004, $1,687,000 for the nine months ended September 30, 2004 and is estimated to be $2,261,000 in 2005, $1,840,000 in 2006, $1,728,000 in 2007,
$1,662,000 in 2008 and $1,441,000 in 2009.

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

                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,
                                                                     2004             2003               2004            2003
                                                                   ------           ------             ------          ------
   Net earnings - as reported *                                   $22,529          $20,007            $54,753         $47,711
   Less:  compensation expense determined based on the
          fair-value method for all awards granted at
          market value, net of related tax effects                    929            1,174              2,735           3,478
                                                                   ------           ------             ------          ------
   Net earnings - pro forma                                       $21,600          $18,833            $52,018         $44,233
                                                                   ======           ======             ======          ======

   Earnings per share as reported - basic                            $.72            $0.65              $1.76           $1.55
   Earnings per share as reported - assuming dilution                $.70            $0.63              $1.70           $1.51

   Pro forma earnings per share - basic                              $.69            $0.61              $1.67           $1.43
   Pro forma earnings per share - assuming dilution                  $.67            $0.59              $1.61           $1.40

   * Includes stock compensation expense, net of tax, on
      restricted awards granted without cost of:                     $137             $114               $389            $304

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

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

   Balance as of January 1, 2004                                       $ 12,688
   Warranties provided during the period                                  5,868
   Settlements made during the period                                    (7,222)
   Changes in liability for pre-existing warranties during
       the period, including expirations                                    421
                                                                         ------
   Balance as of September 30, 2004                                    $ 11,755
                                                                         ======

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,
                                                                     2004             2003               2004            2003
                                                                   ------           ------             ------          ------
  Net earnings                                                    $22,529          $20,007            $54,753         $47,711
  Foreign currency translation gain (loss)                          6,842          (18,770)             7,465          28,622
  Unrealized gain (loss) on available for sale
     securities                                                       (16)             118                (13)            251
  Current period unrealized gain (loss) on cash
     flow hedges                                                   (1,015)             641             (3,368)           (272)
                                                                   ------           ------             ------          ------
  Total comprehensive earnings                                   $ 28,340           $1,996            $58,837         $76,312
                                                                   ======           ======             ======          ======

Inventories - Inventories consist of the following components (in thousands):

                                           September 30,            December 31,
                                                   2004                    2003
                                                 ------                  ------
       Raw materials                           $ 48,078                $ 41,573
       Work in process                           16,188                  18,711
       Finished goods                            81,538                  70,695
                                                 ------                  ------
                                               $145,804                $130,979
                                              =========                ========

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point; therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                            September 30,           December 31,
                                                   2004                    2003
                                                 ------                  ------
       Land, buildings and improvements        $ 68,060                $ 67,364
       Machinery and equipment                  236,850                 216,459
       Furniture and fixtures                    25,351                  20,737
       Leasehold improvements                    15,142                  14,946
                                                 ------                  ------
                                                345,403                 319,506
       Less allowance for depreciation         (183,901)               (169,455)
                                                 ------                  ------
                                              $ 161,502               $ 150,051
                                                =======                 =======

Acquisitions - The company completed the acquisition of WP Domus GmbH ("Domus") on September 9, 2004 for 190,000,000 euros or approximately $230,000,000 U.S. Dollars, subject to normal purchase price adjustments. A European-based holding company, Domus operates under three separate stand-alone businesses: Alber, Aquatec and Dolomite which design and manufacture several product lines complementary to Invacare's existing product lines, including power add-on products, bath lifts and walking aids.

The acquisition of Domus was made by the European segment of the company, which reports its financial results on a one-month lag for financial reporting. Therefore, no operating results for Domus have been included in the company's consolidated results for the period ended September 30, 2004. The acquisition has been presented on the consolidated balance sheet to reflect the investment in Domus equal to the purchase price, as well as the corresponding long-term debt. As announced on September 9, 2004, the acquisition was partially funded by a Bridge Credit Agreement entered into on September 1, 2004. Pursuant to the agreement, the Company borrowed 100,000,000 euros, which is due on September 1, 2005, of which $42,000,000 has been classified as current indebtedness and the remainder of which has been classified as long-term indebtedness since the company has the ability and intends to refinance the remainder of the borrowed amount. The investment will be re-allocated in the fourth quarter of 2004 when the company allocates the purchase price to record the fair value of the net assets of WP Domus GmbH.

In 2003, Domus had net sales of approximately 103,000,000 euros according to their historical financial statements, as reported in accordance with German accounting principles. Reported net sales for 2003 included a one-time sale in Japan of 8,400,000 euros, which is not expected to recur.

The Company's North American segment also made various less significant acquisitions throughout 2004.

Income Taxes - The Company had effective tax rates of 30.9% and 31.9% for the three and nine-month month periods ended September 30, 2004, respectively, compared with 32.9% for the same periods a year ago. The effective tax rate declined due to a change in estimate in the mix of earnings and permanent deductions. The Company's effective tax rate is lower than the federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the federal statutory rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K as furnished to the Securities and Exchange Commission on October 21, 2004.

OUTLOOK

The company achieved earnings growth in the third quarter in the range of its previous guidance primarily due to the benefits from accretive acquisitions, ongoing cost reduction programs, increased volumes in certain segments in North America and a lower tax rate. Although the company is expected to achieve some benefit from the acquisition of Domus in the fourth quarter of this year, there are a number of items that will negatively impact performance. Centers for Medicare and Medicaid Services (CMS) has started to address some of the recent reimbursement issues, which have led to uncertainty on coverage of power wheelchairs for seniors and people with disabilities, and have negatively impacted the company's sales of those products. However, the changes will take time to be implemented and will not likely benefit the fourth quarter. Additionally, further increasing raw material costs will reduce some of the benefits of the cost reduction projects already implemented.

As a result of these factors, the company believes it will achieve fully diluted earnings per share of between $0.75 and $0.80 for the fourth quarter and fully diluted earnings per share of between $2.45 and $2.50 for the year. Previously, earnings guidance for the year was between $2.48 and $2.55. For the fourth quarter, net sales are expected to increase between 13% and 15%. Excluding foreign currency and acquisitions, the sales increase is expected to be between 3% and 5%.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended September 30, 2004 were $349,507,000, compared to $327,366,000 for the same period a year ago, representing a 7% increase. For the nine months ended September 30, 2004, net sales increased 12% to $1,010,138,000, compared to $904,153,000 for the same period a year ago. For the quarter, foreign currency translation and acquisitions accounted for 3% and 5% of the net sales increase, respectively. For the first nine months, foreign currency translation and acquisitions accounted for 4% and 7% of the net sales increase, respectively. Excluding the impact of currency and acquisitions, net sales growth for the first nine months was driven primarily by volume increases in North America.

North American Operations

North American net sales increased 8% for the quarter and 14% for the first nine months. North American net sales consist of Rehab (consumer and high-end power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products. For the quarter, acquisitions accounted for 7% of the net sales increase with currency translation having a less than 1% impact on net sales. For the first nine months, foreign currency translation and acquisitions accounted for 1% and 9% of the net sales increase, respectively.

The increase for the quarter was principally due to net sales increases in Respiratory products (56%), Continuing Care products (66%) and Distributed products (24%), which were partially offset by declines in Standard products (7%) and Rehab products (14%). Excluding acquisitions, Continuing Care product net sales increased by 19% and Distributed products increased by 9% for the quarter; however, Rehab product net sales decreased by 23%.

The increase for the first nine months was principally due to net sales increases in Respiratory products (35%), Rehab products (6%), Continuing Care products (77%) and Distributed products (29%), which were partially offset by declines in Standard products (6%). Excluding acquisitions, Continuing Care product net sales increased by 8% and Distributed products increased by 14%; however, Rehab product net sales decreased by 5%.

Respiratory growth in the quarter and first nine months was largely due to strong performance in the HomeFill(TM) oxygen system product line. The net sales declines experienced in Rehab products for the quarter and first nine months is attributable to consumer power wheelchairs. Consumer power wheelchair sales were down 45%, or $15 million, compared to the third quarter last year. The difficulty and uncertainty related to customers obtaining Medicare reimbursement from CMS for these wheelchairs caused this decline in Rehab product net sales. Pricing adjustments primarily drove the net sales decline in Standard products for the quarter and first nine months.

European Operations

European net sales increased 8% for the quarter to $79,889,000 as compared to $73,839,000 for the same period a year ago. For the quarter, foreign currency translation accounted for all 8% of the net sales increase. European net sales for the first nine months increased 10% to $224,633,000 as compared to $205,020,000 for the same period a year ago. For the first nine months, foreign currency translation and acquisitions accounted for 10% and 2% of the net sales increase, respectively. The lower than expected sales results in the quarter and the first nine months is primarily attributable to continued pricing pressures, a shift in sales mix to lower margin product and additional costs related to the new product introductions.

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

Australasian net sales decreased 12% to $18,161,000 from $20,698,000 for the quarter and 10% to $47,725,000 from $52,931,000 for the first nine months. Adjusting for the impact of foreign currency translation, Australasian net sales decreased 20% for the quarter and 21% for the first nine months, when compared to the same periods a year ago. This sales decline for the quarter and first nine months was principally due to lower sales of microprocessor controllers, resulting from the global slowdown in the production of power wheelchairs caused in large part by the Medicare reimbursement challenges in the United States. The Australasia segment transacts a substantial amount of its business with customers outside of their region in various currencies other than their functional currency, the New Zealand Dollar. As a result, changes in exchange rates particularly with the Euro and U.S. Dollar can have a significant impact on sales and cost of sales.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine-month periods ended September 30, 2004 were 30.4% and 29.9%, respectively, compared to 30.1% and 29.5%, respectively, in the same periods last year. The improvement in margins for both periods was due to continuing cost reduction initiatives and improved sales of higher margin product, such as the HomeFill(TM) oxygen system product line. Margin improvements were partially offset by ongoing competitive pricing pressures, especially in Standard products.

For the first nine months, North American margins as a percentage of net sales improved to 30.6% compared with 29.2% in the same period last year, principally as a result of acquisitions and continued cost reductions. While pricing pressures are expected to continue due to foreign sourcing, especially in the Standard products category, the company expects to combat these price declines by lowering costs to produce with our wholly-owned manufacturing and sourcing entities based in Asia.

Gross margin in Europe declined year to date by 1.7 percentage points primarily due to unfavorable sales mix towards lower margin products and additional costs related to new product introductions.

Gross margin in Australasia declined year to date by 6.7 percentage points largely due to unfavorable sales mix towards lower margin products in the company's Dynamic Controls subsidiary, reduced volumes and unfavorable foreign currency associated with normal operating transactions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("S,G&A") expense as a percentage of net sales for the three and nine months ended September 30, 2004 was 20.4% and 21.4%, respectively, compared to 20.5% and 21.1%, respectively, in the same periods a year ago. The dollar increase was $4,247,000 and $25,122,000, or 6.3% and 13.1%, respectively, for the quarter and first nine months of the year. Acquisitions increased S,G&A expenses by $2,891,000 in the quarter and
$11,533,000 in the first nine months while foreign currency translation increased S,G&A expenses by $1,673,000 in the quarter and $7,247,000 in the first nine months compared to the same periods a year ago. Excluding foreign currency translation and acquisitions, S,G&A spending declined for the quarter largely as a result of reductions in commission and bonus costs, which are largely variable expenses dependent on results, offset by increased sales and marketing expenses and distribution costs.

For the nine-month period, the increase in spending, excluding foreign currency translation and acquisitions, was attributable to an increase in commissions, distribution and sales and marketing expenses as a result of program spending costs. Excluding the impact of foreign currency translation and acquisitions, S,G&A expense decreased .5% for the quarter and increased 3.3% compared to the same period a year ago.

North American S,G&A cost increased $2,070,000 or 4.4% for the quarter and $17,518,000 or 13.1% in the first nine months compared to the same periods a year ago. Acquisitions accounted for 6.1% of the increase in the quarter and approximately 8.0% of the increase year to date, while the additional costs incurred on a consolidated basis, described above, were primarily related to North America.

European S,G&A cost increased $1,523,000 or 8.5% for the quarter and $7,440,000 or 14.6% for the first nine months compared to the same periods a year ago. Excluding the impact of foreign currency translation, selling, general and administrative cost increased 1.7% for the quarter and 1.8% in the first nine months compared to the same periods a year ago.

Australasian S,G&A cost increased $654,000 or 37.5% for the quarter and $164,000 or 2.8% in the first nine months compared to the same periods a year ago. Excluding the impact of foreign currency translation, S,G&A cost increased by 25.1% for the quarter and decreased by 10.7% in the first nine months compared to the same periods a year ago. The increase is principally due to costs associated with the setup of the Asian sales office and costs related to Enterprise Resource Planning System implementation.

INTEREST

Interest expense increased $863,000 for the quarter and $561,000 for the first nine months of the year, compared to the same periods a year ago primarily due to increased borrowings for acquisitions. For the quarter and first nine months of the year, interest income was comparable to the same periods a year ago.

INCOME TAXES

The company had effective tax rates of 30.9% and 31.9% for the three and nine-month month periods ended September 30, 2004, respectively, compared with 32.9% for the same periods a year ago. The effective tax rate declined due to a change in estimate in the mix of earnings and permanent deductions. The Company's effective tax rate is lower than the federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the federal statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported level of debt increased from the beginning of the nine month period by $209,186,000 to $443,395,000 as of September 30, 2004 as a result of the acquisition of Domus. The company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its bank lines of credit and working capital management. As of September 30, 2004, the company had approximately $92,099,000 available under its lines of credit, of which approximately $59,000,000 was needed to settle the Carroll contingent purchase price obligation, based on September 30, 2004 exchange rate.

Effective September 1, 2004, the Company entered into a Bridge Credit Agreement. Pursuant to the agreement, the Company borrowed 100,000,000 euros in order to provide funds for the Company's general corporate purposes, including financing the Domus acquisition. The debt covenants for the agreement are consistent with those already applicable under the company's pre-existing borrowing arrangements. The amount borrowed is due one year from the date of the agreement with interest payable based upon the rate as determined in accordance with the pricing schedule, consistent with the Company's pre-existing borrowing arrangements. As a result of the Domus acquisition, the company is working with its bank group to renew and increase to $400,000,000 its existing revolving credit facility.

The company's borrowing arrangements contain covenants with respect to interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company's bank agreements and agreement with its note holders. As of September 30, 2004, the company was in compliance with all covenant requirements.

CAPITAL EXPENDITURES

The company had no material capital expenditure commitments outstanding as of September 30, 2004. The company expects to invest in capital projects in 2004 at a rate that exceeds depreciation and amortization in order to maintain and improve the company's competitive position. The company estimates that capital investments for 2004 will be approximately $35,000,000. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $77,037,000 for the first nine months of 2004 compared to $72,988,000 in the first nine months of 2003. The increase in operating cash flows for the first nine months of the year was largely due to improved profits and a smaller increase in accounts receivable principally offset by decreased accrued expenses.

Cash used for investing activities was $299,076,000 for the first nine months of 2004 compared to $82,298,000 in the first nine months of 2003. The increase was primarily due to acquisitions during the first nine months of 2004 and increased capital expenditures. The company is in the process of implementing Enterprise Resource Planning Systems in North America, Europe and Australasia, which has contributed to the increase in capital investments over the prior year levels.

Cash provided by financing activities was $209,176,000 in for the first nine months of 2004 compared to cash used of $3,791,000 for the first nine months of 2003. Financing activities for the first nine months of 2004 were impacted by an increase in the company's net long-term borrowings of $209,442,000 as a result of acquisitions made in the first nine months of 2004, which required approximately $192,124,000 more in cash compared to the first nine months of 2003.

The effect of foreign currency translation and acquisitions may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

CONTRACTUAL OBLIGATIONS

During the third quarter, the Company became contractually obligated to pay approximately $59,000,000 of contingent consideration related to the Caroll Healthcare acquisition as explained in the Goodwill and Other Intangibles note to the consolidated financial statements.

DIVIDEND POLICY

On August 24, 2004, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of October 1, 2004, which was paid on October 18, 2004. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the ac companying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.

Revenue Recognition
Revenues are recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," as updated by SAB No. 104, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Sales are only made to customers with whom the company believes collection is reasonably assured based upon a credit analysis, which may include obtaining a credit application, a signed security agreement, personal guarantee and/or a cross corporate guarantee depending on the credit history of the customer.
Credit lines are established for new customers after an evaluation of their credit report and/or other relevant financial information. Existing credit lines are regularly reviewed and adjusted with consideration given to any outstanding past due amounts.

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

Product sales that give rise to installment receivables are recorded at the time of sale when the risks and rewards of ownership are transferred. In December 2000, the company entered into an agreement with DLL, a third party financing company, to provide the majority of future lease financing to Invacare customers. As such, interest income is recognized based on the terms of the installment agreements. Installment accounts are monitored and if a customer defaults on payments, interest income is no longer recognized. All installment accounts are accounted for using the same methodology, regardless of duration of the installment agreements.

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

Product Liability
The company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $11,000,000 in the aggregate of the company's North American product liability exposure. The company also has additional layers of external insurance coverage insuring $100,000,000 in annual aggregate losses arising from individual claims any where in the world that exceed the captive insurance company policy limits.

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and indications from the independent actuary. Additional reserves in excess of the specific individual case reserves for incurred but not reported claims are recorded based upon independent actuarial valuations at the time such valuations are conducted. Historical claims experience and other assumptions are taken into consideration by the independent actuary to estimate the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government indices used to trend losses and exposures are appropriate. Estimates made are adjusted on a regular basis and can be impacted by actual loss award settlements on claims. While actuarial analysis is used to help determine adequate reserves, the company accepts responsibility for the determination and recording of adequate reserves in accordance with accepted loss reserving standards and practices. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

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

Income Taxes
As part of the process of preparing our financial statements, we are required to estimate income taxes in various jurisdictions. The process requires estimating our current tax exposure, including assessing the risks associated with tax audits, as well as estimating temporary differences due to the different treatment of items for tax and accounting policies. The temporary differences our reported as deferred tax assets and or liabilities. The company also must estimate the likelihood that its deferred tax assets will be recovered from future taxable income and whether or not valuation allowances should be established. In the event that actual results differ from our estimates, the company's provision for income taxes could be materially impacted.

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

As of September 30, 2004, the company had an investment in a development stage company, which is currently pursuing FDA approval to market a product focused on the treatment of post-stroke shoulder pain in the United States. The net advances and investment recorded on the company's books is approximately
$3,000,000 at September 30, 2004. Based on the provisions of FIN 46 and the company's analysis, it has determined that it is not currently the primary beneficiary of this development stage company. The company will re-evaluate whether or not it is the primary beneficiary if and when changes occur with the VIE or the company's association with the VIE, as outlined by FIN 46.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest rate swap agreements to mitigate its exposure to interest rate fluctuations. Based on September 30, 2004 debt levels, a 1.0% change in interest rates would impact interest expense by approximately $4,171,000 over the next twelve months. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes inter company loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q  contains  forward-looking  statements  within the meaning of the
"Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "plan," "intend," "expect," "continue," "believe," "anticipate" and "seek," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, the success of the company's ongoing efforts to reduce costs, increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues (including those that affect the sales of and margins on product, along with the viability of customers), the ability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs, the company's ability to successfully implement major enterprise resource planning systems, the effect of offering customers competitive financing terms, Invacare's ability to successfully identify, acquire and integrate acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions (including the recently-completed Domus acquisition), the timely completion of facility consolidations, the vagaries of any litigation or regulatory investigations that the company may be or become involved in at any time
(including the previously disclosed litigation with Respironics, Inc.), the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions (including, the impact that acts of terrorism may have on such growth conditions), foreign currency and interest rate risks, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. We undertake no obligation to review or update these forward-looking statements or other information contained herein.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

The information called for by this item is provided under the same caption under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

As of September 30, 2004, an evaluation was performed, under the supervision and with the participation of the company's management, including the CEO and CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of September 30, 2004 in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.


Part II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares. To date, the company has purchased 637,100 shares with authorization remaining to purchase 1,362,900 more shares. The company purchased no shares during the third quarter of 2004.

Item 6. Exhibits

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


                                     INVACARE CORPORATION


                                 By: /s/ Gregory C. Thompson
                                     -----------------------------------------
                                     Gregory C. Thompson
                                     Senior Vice President and
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Date:  November 8, 2004