Form 10-K
period 2004-12-31
INVACARE CORP
filed 2005-03-11
CIK 742112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004


                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

                         Commission file number 0-12938


                              INVACARE CORPORATION
             (Exact name of Registrant as specified in its charter)

            Ohio                                              95-2680965
_______________________________                          ______________________
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

               One Invacare Way, P.O. Box 4028, Elyria, Ohio 44036 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:     (440) 329-6000
                                                      ------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                         Name of Exchange on which Registered
-------------------                         ------------------------------------
Common Shares, without par value                   New York Stock Exchange
Rights to Purchase Commons Shares,                 New York Stock Exchange
  without par value

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

     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   X                             No
    -----                             -----

As of June 30, 2004, the aggregate market value of the 27,329,710 Common Shares of the Registrant held by non-affiliates was $1,222,184,631 and the aggregate market value of the 31,803 Class B Common Shares of the Registrant held by non-affiliates was $1,422,230. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2004, which was $44.72. For purposes of this information, the 2,724,495 Common Shares and 1,080,174 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.

As of February 24, 2005, 30,322,573 Common Shares and 1,111,965 Class B Common Shares were outstanding.

                       Documents Incorporated By Reference
                       -----------------------------------
Portions of the Registrant's definitive Proxy Statement to be filed in connection with its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2004.

                              INVACARE CORPORATION
                    2004 ANNUAL REPORT ON FORM 10-K CONTENTS

                                                                            Page
Item
PART I:

1. Business                                                                  I-3

2. Properties                                                               I-14

3. Legal Proceedings                                                        I-17

4. Submission of Matters to a Vote of Security Holders                      I-17

   Executive Officers of the Registrant                                     I-17

PART II:

5. Market for the Registrant's Common Equity, Related Stockholder           I-19
     Matters and Issuer Purchases of Equity Securities

6. Selected Financial Data                                                  I-20

7. Management's Discussion and Analysis of Financial Condition and          I-21
     Results of Operations

7A.Quantitative and Qualitative Disclosures About Market Risk               I-29

8. Financial Statements and Supplementary Data                              I-29

9. Changes in and Disagreements with Accountants on Accounting and          I-29
     Financial Disclosure

9A. Controls and Procedures                                                 I-29

PART III:

10. Directors and Executive Officers of the Registrant                      I-30

11. Executive Compensation                                                  I-30

12. Security Ownership of Certain Beneficial Owners and Management          I-31

13. Certain Relationships and Related Transactions                          I-31

14. Principal Accounting Fees and Services                                  I-31

PART IV:

15. Exhibits and Financial Statement Schedules                              I-31

    Signatures                                                              I-32

                                     PART I

Item 1.  Business.

GENERAL
Invacare Corporation is the world's leading manufacturer and distributor of non-acute health care products based upon its distribution channels, the breadth of its product line and its net sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care, retail and extended care markets. Invacare continuously revises and expands its product lines to meet changing market demands and currently offers over two dozen product lines. The company's products are sold principally to over 25,000 home health care and medical equipment provider locations in the U.S., Australia, Canada, Europe and New Zealand, with the remainder of its sales being primarily to government agencies and distributors. Invacare's products are sold through its worldwide distribution network by its sales force, telesales associates and various organizations of independent manufacturers' representatives and distributors. The company also distributes medical equipment and related supplies manufactured by others.

Invacare is committed to design, manufacture and deliver the best value in medical products, which promote recovery and active lifestyles for people requiring home and other non-acute health care. Invacare pursues this vision by:

          * designing and developing innovative and technologically superior products;
          * ensuring continued focus on our primary market - the non-acute health care market;
          *    marketing our broad range of products;
          * providing the industry's most professional and cost-effective sales, customer service and distribution organization;
          * supplying superior and innovative provider support and aggressive product line extensions;
          *    building a strong referral base among health care professionals;
          *    building brand preference with consumers;
          *    continuous   advancement   and   recruitment  of  top  management
               candidates;
          *    empowering all employees;
          *    providing a performance-based reward environment; and
          *    continually   striving   for   total   quality   throughout   the
               organization.

When the company was acquired in December 1979 by a group of investors, including certain of our current officers and Directors, it had $19.5 million in net sales and a limited product line of standard wheelchairs and patient aids. In 2004, Invacare reached $1.403 billion in net sales, representing a 19% compound average sales growth rate since 1979, and currently is the leading company in the industry that manufactures, distributes and markets products in each of the following major, non-acute, medical equipment categories: power and manual wheelchairs, patient aids, home care beds, home respiratory products, low air loss therapy products, seating and positioning products, bathing equipment and distributed products.

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

     Growth in population over age 65. The nation's overall life expectancy continues to increase. A recent report from the U.S. Department of Health and Human Services (DHHS) states that the average life expectancy for men and women who reach the age of 65 is now 81 and 84, respectively and life expectancy at birth is now 74 for men and almost 80 for women. The DHHS also reports that people age 65 or older represent the vast majority of home health care patients and will increase from 12% of the population in 2000 to 20% of the population by the year 2050. A significant percentage of people using home and community-based health care services are 65 years of age and older.

     Treatment trends. Many medical professionals and patients prefer home health care over institutional care because they believe that home health care results in greater patient independence, increased patient responsibility and improved responsiveness to treatment because familiar surroundings are conducive to improved patient outcomes. Health care professionals, public payers and private payers agree that home care is a cost effective, clinically appropriate alternative to facility-based care. Recent surveys show that approximately 70% of adults would rather recover from an accident or illness in their home, while approximately 90% of the older population showed preference for home-based, long-term care.

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

     Health care cost containment trends. In 2002, health care expenditures in the U.S. totaled $1.5 trillion dollars or approximately 14.9% of the Gross Domestic Product (GDP), the highest among industrialized countries. In 2013, the nation's health care spending is projected to increase to $3.4 trillion, growing at an average annual rate of 7.3%. Over this same period, spending on health care is expected to increase to approximately 18.4% as a share of GDP. The rising cost of health care has caused many payers of health care expenses to look for ways to contain costs. Home health care has gained widespread acceptance among health care providers and public policy makers as a cost effective, clinically appropriate and patient preferred alternative to facility-based care for a variety of acute and long-term illnesses and disabilities. Thus, the company believes that home health care and home medical equipment will play a significant role in reducing health care costs.

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

Europe/Asia/Pacific
-------------------
The company believes that, while many of the market factors influencing demand in the U.S. are also present in Europe and Asia/Pacific - aging of the population, technological trends and society's acceptance of people with disabilities - each of the major national markets within Europe and in Asia/Pacific have distinctive characteristics. The health care industry is more heavily socialized and, therefore, is more influenced by government regulation and fiscal policy. Variations in product specifications, regulatory approvals, distribution requirements and reimbursement policies require the company to tailor its approach to each national market. Management believes that as the European markets become more homogeneous and the company continues to refine its distribution channels, the company can more effectively penetrate these markets. Likewise, the company expects to increase its sales in the highly fragmented Australian, New Zealand and Asian markets.

GEOGRAPHICAL SEGMENTS AND PRODUCT CATEGORIES
--------------------------------------------
North America
-------------
North American operations are aligned into five primary product groups, which manufacture and market products in all of the major home medical equipment
categories.   In  Canada,   the  company   primarily  sells  Invacare   products
manufactured in the U.S.

     REHAB PRODUCTS

     Power wheelchairs. Invacare manufactures a complete line of power wheelchairs for individuals who require independent powered mobility. The range includes products that can be significantly customized to meet an individual's specific needs, as well as products that are inherently versatile and meet a broad range of individual requirements. Power wheelchair lines are marketed under the Invacare(R) Storm Series(R) and Xterra(TM) brand names and include a full range of powered mobility products. The Storm Series(R) was expanded in 2004 with the introduction of the TDX(TM) line of power wheelchairs which offer an unprecedented combination of power, stability and maneuverability. The Pronto(TM) Series Power Wheelchairs with SureStep(TM), introduced in 2002, feature center-wheel drive performance for exceptional maneuverability and intuitive driving. The power tilt and recline systems are now offered also as a result of the company's acquisition of Motion Concepts, Inc.

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

     Personal Mobility. In 2003, Invacare introduced the HMV(TM) (Highly Maneuverable Vehicle) product, which in 2004 replaced the three and four-wheeled motorized scooters, including rear-wheel drive models for both outdoor and indoor use, marketed under the Invacare(R) brand name that include scooters under the Lynx(TM) and Panther(TM) product names.

     Seating and positioning products. Invacare markets seat cushions, back supports and accessories under three series. Invacare(R) Essential(TM) Series provides simple seating solutions for comfort, fit and function. Invacare Infinity(TM) Series includes versatile modular seating, providing optimal rehab solutions. Invacare PinDot(R) Series offers custom seating solutions personalized for the most challenged clients. The company has also expanded its product line of seating products and wheelchairs for the pediatric market with the acquisition of Freedom Designs, Inc.

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

     DISTRIBUTED PRODUCTS

     Distributed products. Invacare distributes numerous lines of branded medical supplies including ostomy, incontinence, diabetic, wound care and miscellaneous home medical products, as well as HME aids for daily living. In 2004, Invacare introduced its own private label brand of certain medical supplies.

     CONTINUING CARE

     Health Care Furnishings. Invacare, operating as Invacare Continuing Care Group, is a manufacturer and distributor of beds and furnishings for the long-term care markets. In addition, certain home medical equipment also is sold through this channel.

     OTHER PRODUCTS

     Accessory Products. Invacare also manufactures, markets and distributes many accessory products, including spare parts, wheelchair cushions, arm rests, wheels and respiratory parts. In some cases, Invacare's accessory items are built to be interchangeable so that they can be used to replace parts on products manufactured by others.

Asia/Pacific
------------
The company's Asia/Pacific operations consist of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs and Pro Med lifts; Dynamic Controls, a New Zealand manufacturer of electronic operating components used in power wheelchairs and scooters; Invacare New Zealand, a manufacturer of wheelchairs and beds and a distributor of a wide range of home medical equipment; and Invacare Asia Sales, which imports and distributes home medical equipment to the Asia markets.

Europe
------
The company's European operations operate as a "common market" company with sales throughout Europe. The European operations currently sell a line of products providing significant room for growth as Invacare continues to broaden its product line offerings to more closely resemble that of the North American operations.

Most wheelchair products sold in Europe are designed locally to meet specific market requirements. The company manufactures and/or assembles both manual and power wheelchair products at the following European facilities: Invacare (UK) Ltd. in the United Kingdom, Invacare Poirier S.A.S. in France, and Invacare Deutschland GmbH in Germany. Manual wheelchair products are also manufactured and/or assembled at Invacare Lda. in Portugal, Invacare AG in Switzerland (the Kuschall Range), and Invacare Rea AB in Sweden. Beds and patient lifts are manufactured at Invacare Hong A/S in Denmark. A range of patient lifts is also assembled at Invacare (UK) Ltd. in the United Kingdom. Oxygen products are imported from Invacare U.S. operations. In addition to distributing the Invacare range of products, Invacare Mecc San SrL in Italy manufactures beds, patient lifts and commodes specifically for the local market.

With the acquisition in September 2004 of WP Domus GmbH (Domus), the European product range has been enhanced and market share increased. Domus is a European-based holding company that manufactures several complementary product lines to Invacare's product lines, including power add-on products, bath lifts and walking aids. Domus has three divisions: Alber, Aquatec and Dolomite.

For information relating to net sales by product group, see Business Segments in Notes to the Consolidated Financial Statements.

WARRANTY
--------
Generally, the company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty.

North America and Asia/Pacific
------------------------------
The home medical equipment market is highly competitive and Invacare products face significant competition from other well-established manufacturers. The company believes that its success in increasing market share is dependent on providing value to the customer based on the quality, performance and price of the company products, the range of products offered, the technical expertise of the sales force, the effectiveness of the company distribution system, the strength of the dealer and distributor network and the availability of prompt and reliable service for its products. Various manufacturers, from time to time, have instituted price-cutting programs in an effort to gain market share. There can be no assurance that other HME manufacturers will not attempt to implement such aggressive pricing in the future.

Europe
------
As a result of the differences encountered in the European marketplace, competition generally varies from one country to another. The company typically encounters one or two strong competitors in each country, some of them becoming regional leaders in specific product lines.

MARKETING AND DISTRIBUTION
--------------------------
North America and Asia/Pacific
------------------------------
Invacare's products are marketed in the United States and Asia/Pacific primarily to providers who in turn sell or rent these products directly to consumers within the non-acute care setting. Invacare's primary customer is the home medical equipment (HME) provider. The company also employs a "pull-through" marketing strategy to medical professionals, including physical and occupational therapists, who refer their patients to HME providers to obtain specific types of home medical equipment, as well as to consumers, who express a product or brand preference.

Invacare's domestic sales and marketing organization consists primarily of a home care sales force, which markets and sells Invacare(R)-branded products to HME providers. Each member of Invacare's home care sales force functions as a Territory Business Manager (TBM) and handles all product and service needs for an account, thus saving customers valuable time. The TBM also provides training and servicing information to providers, as well as product literature, point-of-sale materials and other advertising and merchandising aids. In Canada, products are sold by a sales force and distributed through regional distribution centers in British Columbia, Ontario and Quebec to health care providers throughout Canada. Manufacturers' representatives market and sell Invacare products through the company's Invacare Continuing Care Group to the non-acute care market.

The Inside Sales Department provides increased sales coverage of smaller accounts and complements the efforts of the field sales force. Inside Sales offers cost-effective sales coverage through a targeted telesales effort, and has delivered excellent sales growth in each of its five years of existence.

The Invacare Service and Parts Division (ISP) focuses on improving operations and enhancing overall service to its customers. Recent initiatives included the pre-packaging of parts and adding a bar code to the label, the kitting of upholstery with associated hardware, and introducing 15 new power wheelchair and scooter accessories. ISP's Technical Education department recently consolidated its Power Wheelchair and Respiratory schools into a four-day format and continued its emphasis on improving providers repair technicians' productivity. The Service Referral Network includes over 600 providers who honor Invacare's product warranties regardless of where the product was purchased. This network of servicing providers helps ensure that all consumers using Invacare products receive quality service and support that is consistent with the Invacare brand promise.

The company sells distributed products, primarily soft goods and disposable medical supplies, through the Invacare Supply Group (ISG). ISG is an important component of Invacare's "Total One Stop Shopping" program, through which Invacare offers HME providers of all sizes a broader range of products and services at a lower total cost. ISG products include ostomy, incontinence, wound care and diabetic supplies, as well as other soft goods and disposables which complement other Invacare products that are purchased by many of the same customers who buy Invacare equipment. ISG markets its products through an inside telesales and customer service department, the Internet and Invacare's HME field sales force. ISG also markets a Home Delivery Program to HME providers through which ISG drop-ships supplies in the provider's name to the customer's address. Thus, providers have no products to stock, no minimum order requirements and delivery is made within 24 to 48 hours nationwide. In 2004, ISG completed the purchase and integration of ACS, a home infusion company, opening up a new market for ISG. ISG also added more than 150 SKUs to its Invacare-branded consumable line. The company opened a new state-of-the-art distribution facility in Jamesburg, New Jersey and closed its existing Edison, New Jersey facility. The move more than doubled available space, while also enhancing Invacare Supply Group's ability to effectively pick, pack and ship customer orders.

In 2004, Invacare, through its co-op advertising program, continued to offer direct response television commercials designed to generate demand for Invacare Power Chairs, Scooters and the HomeFill Oxygen System sold by the HME provider. These commercials feature Arnold Palmer, Invacare's worldwide spokesperson, who has become an integral part of Invacare's "Yes, you can(TM)" promotional and marketing efforts. This program encourages consumers to achieve personal independence and participate in the activities of life, facilitated by the home health care products, which Invacare manufactures, distributes and/or markets throughout the world. The company signed an extended agreement with Arnold Palmer through the end of 2006. Mr. Palmer, serving as Invacare's spokesperson, is helping accomplish three objectives: (i) creating attention and awareness for the category of home health care products, (ii) accelerating the acceptance of these products as lifestyle enhancing so that consumers want these products and don't just need them, and (iii) establishing the Invacare brand as the consumer category-brand for home health care products. Mr. Palmer is featured throughout Invacare's marketing communications, including Invacare direct-response television commercials, print advertising, point-of-purchase displays, and other merchandising and marketing materials.

Invacare continues to enhance www.invacare.com, maintaining its position as the leader in e-commerce in the HME industry. In 2004, Invacare's website utilization continued to increase. Thirty-two-percent of all standard domestic orders were placed over the web. Another 14% of orders were EDI, for a total of 46% of all orders being placed electronically, resulting in a significant cost savings. New online offerings in 2004 included online financing for Invacare providers, resulting in additional transactional cost savings for the company. A full transactional web site for Invacare Canada went live in March. Major enhancements to the administration tools for the online Product Catalog were developed. A web version of the tool makes updating the online catalog quicker and easier. Users can make faster updates to product PDF documents in the online product catalog, streamlining the content management process. The integration of Invacare's website with the new Oracle ERP system began in 2004 and will continue into 2005. Increasing web transactions are reducing the number of calls to the customer service call center, which also results in significant cost savings. This integration is expected to further improve the online customer experience by adding additional website features such as contract pricing, financing options, coupons and product security.

In 2004, Invacare continued its strategic advertising campaign in key trade publications that reach the providers of home medical equipment. The company also contributed extensively to editorial coverage in trade publications concerning the products it manufactures. Company representatives attended numerous trade shows and conferences on a national and regional basis in which Invacare products were displayed to providers, health care professionals and consumers.

Invacare continues to generate greater consumer awareness of the company and its products. This was evidenced by enhancements made to its consumer-marketing program in 2004 through sponsorships of a variety of wheelchair sporting events and support of various philanthropic causes benefiting the consumers of its products. For the eleventh consecutive year, Invacare continued as a National Corporate Partner with Easter Seals, one of the most recognized charities in the United States that meets the needs of both children and adults with various types of disabilities. The company continued its sponsorships of 75 individual wheelchair athletes and teams, including several of the top-ranked male and female racers, hand cyclists, and wheelchair tennis players in the world. Invacare was the title sponsor for the ninth year in a row of the Invacare World Team Cup of Wheelchair Tennis Tournament, which took place in January in Christchurch, New Zealand. The company also continued its support of disabled veterans through its sponsorship of the 24th National Veterans Wheelchair Games, the largest annual wheelchair sports event in the world, which was held in St. Louis, Missouri. The games bring a competitive and recreational sports experience to military service veterans who use wheelchairs for their mobility needs due to spinal cord injury, neurological conditions or amputation. The year 2004 also was a Paralympic year. Team Invacare had more than 30 athletes participating in the competition who brought home more than 30 gold, silver and bronze medals at the games, which were held in September in Athens, Greece, following the Olympic Games.

The company's top 10 customers accounted for approximately 14% of 2004 net sales. The loss of business of one or more of these customers or buying groups may have a significant impact on the company, although no single customer accounted for more than 5% of the company's 2004 net sales. Providers, who are part of a buying group, generally make individual purchasing decisions and are invoiced directly by the company.

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

PRODUCT LIABILITY COSTS
-----------------------
The company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $11,000,000 in the aggregate of the company's North American product liability exposure. The company also has additional layers of external insurance coverage insuring $100,000,000 in annual aggregate losses arising from individual claims anywhere in the world that exceed the captive insurance company policy limits. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and indications from the third-party actuary. Additional reserves, in excess of the specific individual case reserves, are provided for incurred but not reported claims based upon third-party actuarial valuations at the time such valuations are conducted. Historical claims experience and other assumptions are taken into consideration by the third-party actuary to estimate the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government indices used to trend losses and exposures are appropriate. Estimates made are adjusted on a regular basis and can be impacted by actual loss award settlements on claims. While actuarial analysis is used to help determine adequate reserves, the company accepts responsibility for the determination and recording of adequate reserves in accordance with accepted loss reserving standards and practices.

PRODUCT DEVELOPMENT AND ENGINEERING
-----------------------------------
Invacare is committed to continuously improving, expanding and broadening its existing product lines. In 2004, new product development continued to receive an even stronger emphasis as part of Invacare's strategy to gain market share and maintain competitive advantage. To this end, the company introduced 53 new products. The following are some of the most significant product introductions:

North America
-------------
     The At'm Take Along Chair, Invacare's newest power wheelchair, provides consumers a light-weight and compact chair to fit in the trunk of a car and assemble easily in just 60 seconds. The consumer's caregiver can open the seat, snap it on the lightweight base, and add the battery. Assembly requires absolutely no tools.

     Formula(TM) Powered Seating, combines three systems: the Formula(TM) PTO Plus, the Formula(TM) Invisible Super Low(TM) Tilt, and Formula(TM) TRE to meet the rehab positioning needs of consumers from simple to complex. This all-new Formula Powered Seating package offers the best integration of powered seating upon the number-one bases with the number-one electronics in the HME industry, all from a single company, Invacare.

     The Zoom 220 HMV(TM), the newest entrant to the Zoom family of HMVs (Highly Maneuverable Vehicles), is compact, portable, lightweight and economical for active consumers. The Zoom line combines the power wheelchair technology of center-wheel drive with the aesthetics of traditional scooter products for indoor maneuverability and outdoor performance.

     The HomeFill(TM) II Patient Convenience Pack ML4, is an all-new portable oxygen supply system that is lightweight -- 3 1/2 pounds - and easy to transport for oxygen patients. The HomeFill Oxygen System offers HME providers 3-to-1 cost savings in servicing their ambulatory oxygen patients since the patient can fill cylinders themselves in their own home, which gives them freedom and independence - they no longer have to wait for cylinder deliveries.

     The Polaris(TM) EX(TM) with SoftX(TM) Technology and the Polaris(TM) EX(TM) Heated Humidifier have been integrated as one product rather than two separate units. The Polaris EX CPAP features Invacare's SoftX technology, which tracks the patient's breathing pattern and reduces the patient's work of breathing during exhalation, providing effortless exhalation for the patient.

     Web Ox is a PC-based, high-tech solution to the oxygen qualification problem facing the industry today. For a minimal quarterly fee, Web Ox allows providers to subscribe to an unlimited number of tests, allowing faster Medicare billing for oxygen patients, thus improving the provider's cash flow.

     A new Bariatrics Program offers a complete solutions approach for the bariatric provider and their clients, and features the full line of Invacare bariatric products. Making it easy to find the right product, the bariatric catalog employs color-coding to sort products by weight capacity. The catalog also offers cross-selling or complementary product suggestions to help educate providers, clinicians and consumers about additional product they may need, and at the same time establishes Invacare as the leading manufacturer offering bariatric solutions.

     Court-Side Glides(TM) for Invacare walkers are an innovative product that takes the homemade tennis ball solution for walker glide tips a step further. For years, consumers and therapists have been slashing tennis balls, sometimes injuring themselves in the process, to create makeshift walker glide tips that are durable for indoor and outdoor use and safe for flooring surfaces. Invacare has enhanced the homemade tennis ball solution to create a walker glide tip that is longer lasting, easy to install and replace.

     The Invacare Full Electric Low Bed is ideal for circumstances where rails are not desirable or appropriate, but injuries from falling out of bed are still a concern. It is the newest split-spring low bed available on the market today, allowing easy, one-person delivery to home or long-term care locations. The split-spring design, which Invacare pioneered, combines easy, one-person delivery with the benefits of a low bed.

Asia/Pacific
------------
Dynamic Controls continued various range extensions and design improvements to products during 2004. Additionally, design work was continued on a New Generation Scooter Controller to be introduced in late 2005 and extending functionality in the "Shark" wheelchair controller, which was introduced in 2004.

Europe
------
During 2004, European operations  introduced less new products than in 2003, but
updated  a  number  of  existing  products  as  required  by  the  market.   Key
introductions and updates in 2004 included:

     The Invacare(R) Dragon is a rear wheel drive power wheelchair designed and manufactured in Europe. It is a solid and cost efficient power wheelchair that provides excellent indoor and outdoor mobility in the suburban environment. It is easy to drive, and the seat can be adjusted to the physical requirements of the user.

     The Invacare(R) Robin is a ceiling hoist designed in Europe. It provides the most innovative way of transfer with care for nursing staff. Ensuring excellent personal contact, the two-strap design offers comfort and efficiency in a safe patient handling environment. Without the need for a spreader bar, a secure and dignified transfer can be achieved.

     The Invacare(R) Clematis is a manual wheelchair primarily for use in the French market. Excellent comfort, quality and elegance describe this folding chair equipped with pneumatic actuators. The seat positioning of the Clematis offers the user a real sensation of relaxation and wellbeing.

     The Invacare(R) Mistral3 power wheelchair is an updated folding chair with seat positioning. It replaces the Mistral and Mistral Plus.

     The Invacare(R) Mistral3 Junior power wheelchair is a version of the Mistral3 with a reclining rigid seat base which is width and length adjustable from 30cm to 36cm and provides ultimate comfort to children or younger teenagers whether they are installed in a shell or not.

     The Invacare(R) Action3 manual wheelchair, which was released in 2002 has been improved with the following; new locking pin on hanger and elevating leg-rest, folding backrest, reclining backrest with gas spring, leg-rest adaptor, angle adjustable backrest and hemi motion armrest.

     The Invacare(R) Action 2000 & MB2 manual wheelchairs have been improved with the following; new arm-pads - short and long and shorter brake shoe.

MANUFACTURING AND SUPPLIERS
---------------------------
The company's objective is to be the highest quality and lowest-cost manufacturer in its industry. The company believes that it can achieve this objective not only through improved product design, but also by taking a number of steps to lower manufacturing costs. During 2004, the company opened manufacturing locations in China at Suzhou Industrial Park and Kunshan City, both of which are near Shanghai, to manufacture components, including bases for consumer power wheelchairs. The company has plans to further utilize its Hong Kong office to increase local sourcing of components in China in order to lower costs. With these actions, Invacare expects to regain its position as one of the lowest cost producers of standard products in the industry.

Of the many opportunities to reduce overall costs, the short-term emphasis will be on building the professional disciplines in the areas of sourcing, quality and logistics, with particular focus on sourcing components and finished goods for each of the business segments.

North America / Asia/Pacific
----------------------------
The company has vertically integrated its manufacturing processes by fabricating, coating, plating and assembling many of the components of each product. The company designs and manufactures electronics for power wheelchairs, from insertion of components into printed circuit boards to final assembly and testing.

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

Europe
------
As in other areas, manufacturing and operational issues faced in the U.S. are also present in Europe. The European manufacturing operations have streamlined, allowing for the realization of significant synergies and additional cost reductions and improved efficiencies are planned going forward. This process will continue and will now include the integration of the Domus businesses.

ACQUISITIONS
------------
In 2004, Invacare acquired for cash the following six businesses at a total cost of $343,554,000:

          o The assets of ACS, a New York distributor of medical supplies with a focus on infusion therapy.
          o The assets of Decpac, an Australian company that designs and manufactures portable folding access ramps for use with wheelchairs and scooters.
          o Freedom Designs, Inc., a California-based company that designs and manufactures seating products and wheelchairs with a particular focus on the pediatric marketplace.
          o WP Domus GmbH, a European-based holding company which manufactures several complementary product lines to Invacare's product lines.
          o Champion Manufacturing, LLC , an Indiana company that designs and manufactures medical recliners.
          o The assets of Premier Designs, a California company from which Invacare acquired assets and designs for a lightweight, easily transportable power wheelchair.

On September 9, 2004 the company finalized the acquisition of 100% of the shares of WP Domus GmbH, a European-based holding company that manufactures several complementary product lines to Invacare's product lines, including power add-on products, bath lifts and walking aids, from WP Domus LLC. Domus has three divisions: Alber, Aquatec and Dolomite. The acquisition allows the company to expand its product line and reach new markets. The preliminary purchase price was $227,382,000 including acquisition costs of $3,670,000, which was paid in cash, and is subject to final determination of the estimated costs of possible office closures, sales agency transfers and other consolidation efforts expected to be finalized by the end of the third quarter of 2005. The acquisition was consummated after satisfaction of certain conditions, including receipt of all requisite regulatory approvals. Invacare entered into a 100,000,000 Euro bridge loan agreement and utilized its existing revolving credit line to fund the acquisition. Invacare's reported results reflect the operating results of Domus since the date of the acquisition.

Carroll Healthcare, Inc. was purchased in 2003 and as part of the purchase agreement, the company agreed to pay additional consideration based upon earnings before interest, taxes, depreciation and amortization from September 1, 2003 through August 31, 2004 calculated under Canadian generally accepted accounting principles (U.S. GAAP has been used for company reporting purposes) in accordance with the purchase agreement, with no defined maximum amount. The payment amount was finalized and paid in October 2004 at 74,667,000 Canadian Dollars, or $60,992,335 U.S. Dollars, which increased goodwill.

Motion Concepts, Inc. ("Motion") also was purchased in 2003 and pursuant to the Motion purchase agreement, the Company agreed to pay contingent consideration based upon earnings before interest and taxes over the three years subsequent to the acquisition up to a maximum of approximately $16,000,000. Based upon 2004 results, no additional consideration was paid. When the contingency calculations are completed in 2005 and 2006 related to the acquisition, any additional consideration paid will increase the purchase price and reported goodwill.

As a result of the company's ongoing search for opportunities, coupled with the industry trend toward consolidation, other acquisitions were evaluated in 2004. The company focuses on acquisitions intended to fulfill the following objectives:

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

The company continues its pro-active efforts to shape public policy that impacts home and community-based, non-acute health care. We are currently very active with federal legislation and regulatory policy makers. Invacare believes that these efforts give the company a competitive advantage in two ways. First, customers frequently express appreciation for our efforts on behalf of the entire industry. Second, sometimes we have the ability to anticipate and plan for changes in public policy, unlike most other HME manufacturers who must react to change after it occurs.

The Safe Medical Devices Act of 1990 and Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetics Act of 1938 (the Acts) provide for regulation by the United States Food and Drug Administration (the FDA) of the manufacture and sale of medical devices. Under the Acts, medical devices are classified as Class I, Class II or Class III devices. The company principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and record keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices must comply with product design and manufacturing controls established by the FDA. Domestic and foreign manufacturers of medical devices distributed commercially in the U.S. are subject to periodic inspections by the FDA. Furthermore, state, local and foreign governments have adopted regulations relating to the manufacture and marketing of health care products. During the past year, the company was inspected by the FDA at multiple locations and found to be acceptable, with only minor inspectional findings needing attention. From time to time, the company may undertake voluntary recalls of its products to maintain ongoing customer relationships and to enhance its reputation for adhering to high standards of quality and safety. The company continues to strengthen its programs to better ensure compliance with applicable regulations for which the failure to comply would have a material adverse effect.

Although there are a number of reimbursement related issues in most of the countries in which Invacare competes, the issues of primary importance are currently in the United States. There are two critical issues for Invacare: eligibility for reimbursement of power wheelchairs for elderly patients and the provisions of the legislation related to prescription drug coverage under Medicare. With regard to power wheelchairs, there has been a regulatory push by the Centers for Medicare and Medicaid Services (CMS) towards limiting eligibility to patients who cannot take a single step on their own. This limitation has confined many elderly patients, who could be mobile in power wheelchairs, to their beds. Invacare and the home care industry are working hard to convince CMS and the Bush administration that this change does not benefit the elderly and is leading to less active patients who could end up in costly nursing homes and hospitals, and thereby would counteract any cost savings attributable to limiting the eligibility for power wheelchairs. The Administration is scheduled to soon issue new power wheelchair eligibility criteria, which we expect to provide more predictability and improved access to this benefit.

In November of 2003, Congress passed legislation related to providing prescription drug coverage for the elderly under the Medicare program. As part of funding the costs of this new program, a number of changes to Medicare home care reimbursement rules will take effect over the next few years. First, the home care provider, who is Invacare's customer, did not receive a cost-of-living adjustment in 2004 and will not receive an update in 2005 and 2006. Second, in 2005, Medicare reimbursement for oxygen, along with certain types of home care beds, wheelchairs, nebulizers and supplies, will be lowered to the median reimbursement levels in the Federal Employee Health Benefit Plans. Third, starting in 2007, Congress has authorized competitive bidding in ten of the largest metropolitan regions of the U.S. for home medical items and services. In 2009, the program would be extended to eighty of the largest metropolitan regions.

Although none of these changes are beneficial to the home care industry, Invacare believes that it can still grow and thrive in this environment. The home care industry has not received any cost-of-living adjustments over the last few years and will try to respond with improved productivity to address the lack of support from Congress. In terms of the 2005 price reductions, although we do not yet know what price reduction will be applied to oxygen reimbursement, it is anticipated that the blended cut for all items will be approximately 8%. If we estimate the impact that the 2005 cuts could have on our revenue stream, they are expected to be around 1% of consolidated net sales.

However, Invacare's new products (for example, the low cost oxygen delivery system of HomeFill(TM)), can help address the cuts the home care provider has to endure. We will continue to focus on developing products that help the provider improve profitability. With such products, Invacare believes that it can grow and offset the risks. Additionally, Invacare will accelerate its activities in China to make sure that we are one of the lowest cost manufacturers and distributors to the home care provider.

In terms of competitive bidding, Invacare has strong positions with the likely consolidators who will probably gain share as we approach 2007 and enter the new reimbursement environment. We believe that we are well positioned to combat pricing pressures with volume gains and productivity improvements. Nevertheless, there will be ongoing uncertainty in the industry over the extent and depth of these cuts to the home care industry. Invacare is concerned that, once implemented, competitive bidding will likely generate poorer service in the home care arena as providers look to remain profitable. Likewise, it will likely lead to further consolidation of the provider base as small entrepreneurs may look to exit a less profitable business model. Invacare will keep a close watch on its extension of credit in this environment and will work with the industry to pressure Congress to reconsider its actions. We believe that home care is the least costly and most preferred environment in which an individual can recover from an operation or illness and that government actions should encourage home care rather than lead to more expensive alternatives.

BACKLOG
-------
The company generally manufactures most of its products to meet near-term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular product nor does it believe that backlog is a significant factor for its business.

EMPLOYEES
---------
As of December 31, 2004, the company had approximately 6,100 employees.

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

Item 2.  Properties.
-------------------
The company owns or leases its warehouses, offices and manufacturing facilities and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2004 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company and in the table below:

                                                     Ownership
                                                     Or Expiration        Renewal
North American Operations            Square Feet     Date of Lease        Options                  Use
-------------------------            -----------     -------------        -------                  ---
Alexandria, Virginia                     230         September 2005       None                     Office

Apharetta, Georgia                     9,000         June 2006            None                     Warehouse and Offices

Atlanta, Georgia                     137,284         February 2008        One (3 yr.)              Warehouse and Offices

Atlanta, Georgia                      48,000         August 2006          None                     Sublet

Beltsville, Maryland                  33,329         February 2005        One (3 yr.)              Manufacturing, Offices, and
                                                                                                   Warehouse

Delta, British Columbia               12,000         January 2008         One (3 yr.)              Warehouse and Offices

Deer Park, New York                    5,100         January 2006         None                     Warehouse and Offices

Edison, New Jersey                   105,014         March 2010           None                     Warehouse and Offices

Elyria, Ohio
- Taylor Street                      251,656         Own                  -                        Manufacturing and Offices

- Cleveland Street                   107,052         November 2007        One (3 yr.)              Warehouse

- One Invacare Way                    50,000         Own                  -                        Headquarters

- 1320 Taylor Street                  30,000         January 2010         One (5 yr.)              Offices

- 1160 Taylor Street                   4,800         Own                  -                        Warehouse and Offices

Fresno, California                     2,500         August 2005          -                        Warehouse and Offices

Grand Prairie, Texas                  43,754         April 2008           One (3 yr.)              Warehouse and Offices

Holliston, Massachusetts              57,420         August 2006          None                     Warehouse and Offices

Kirkland, Quebec                      26,196         November 2010        One (5 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Jamesburg, New Jersey                 83,200         November 2009        One (5 yr.)              Warehouse and Offices

Kunshan City, China                    4,800         May 2006             One (2 yr.)              Manufacturing and Offices

Longmont, Colorado                     2,400         December 2006        -                        Offices

London, Ontario                      103,200         Own                  -                        Manufacturing and Offices

Marlboro, New Jersey                   2,100         June 2005            None                     Office

Mississauga, Ontario                  81,004         January 2005         One (5 yr.)              Sublet

Mississauga, Ontario                  26,530         November 2011        Two (5 yr.)              Warehouse and Offices

North Ridgeville, Ohio               152,861         Own                  -                        Manufacturing, Warehouses and
                                                                                                   Offices

                                                     Ownership
                                                     Or Expiration        Renewal
North American Operations            Square Feet     Date of Lease        Options                  Use
-------------------------            -----------     -------------        -------                  ---

North Ridgeville, Ohio                66,724         September 2007       Two (3 yr.)              Office

Overland, Missouri                    67,500         May 2007             Two (3 yr.)              Manufacturing, Warehouses and
                                                                                                   Offices

Pharr, Texas                           2,672         Month to Month       -                        Warehouse

Pinellas Park, Florida                11,400         July 2005            Three (1 yr.)            Manufacturing and Offices

Rancho Cucamonga, California          55,890         June 2009            One (60 day)             Warehouse

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

Scarborough, Ontario                   5,428         February 2005        None                     Manufacturing and Offices

Simi Valley, California               38,501         February 2009        Two (5 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

South Bend, Indiana                   48,000         September 2008       Two (5 yr.)              Warehouse

Spicewood, Texas                       6,500         Month to Month       None                     Manufacturing and Offices

Suzhou, China                          5,000         May 2006             None                     Manufacturing and Offices

Tonawanda, New York                    7,515         March 2008           None                     Warehouse and Offices

Traverse City, Michigan               15,850         April 2006           None                     Manufacturing and Offices

Vaughan, Ontario                      12,000         June 2008            None                     Manufacturing and Offices

Asia/Pacific Operations
-----------------------
Adelaide, Australia                   21,668         April 2006           One (5 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Adelaide, Australia                   24,000         August 2007          One (5 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Auckland, New Zealand                 27,000         September 2008       Two (3 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Birmingham, United Kingdom            15,845         July 2013            None                     Warehouse and Offices

Christchurch, New Zealand             57,682         December 2005        Two (3 yr.)              Manufacturing and Offices

Hong Kong, China                         600         February 2007        None                     Offices

Hong Kong, China                         600         April 2007           None                     Offices

                                                     Ownership
                                                     Or Expiration        Renewal
Asia/Pacific Operations              Square Feet     Date of Lease        Options                  Use
-------------------------            -----------     -------------        -------                  ---
Melbourne, Australia                  19,629         July 2006            One (2 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Napier, New Zealand                    4,844         March 2009           Two (3 yr.)              Warehouse and Offices

North Olmsted, Ohio                    2,280         October 2008         None                     Warehouse and Offices

Sydney, Australia                     16,000         February 2009        Two (3 yr.)              Warehouse and Offices

European Operations
-------------------
Albstadt-Tailfi, Germany              78,495         January 2018         Two (5 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Allschwil, Switzerland                36,000         Own                  -                        Manufacturing, Warehouse and
                                                                                                   Offices

Anderstorp, Sweden                    47,527         Own                  -                        Manufacturing, Warehouse and
                                                                                                   Offices

Bergen, Norway                         1,000         May 2009             One (5 yr.)              Warehouse and Offices

Bridgend, Wales                      131,522         Own                  -                        Manufacturing, Warehouse and
                                                                                                   Offices

Brondby, Denmark                      16,142         December 2005        One (1 yr.)              Warehouse and Offices

Dio, Sweden                          107,600         Own                  -                        Manufacturing and Offices

Dublin, Ireland                        5,000         December 2009        Three (5 yr.)            Warehouse and Offices

Ede, The Netherlands                  16,000         May 2009             One (5 yr.)              Warehouse and Offices

Fondettes, France                    106,412         November 2007        None                     Manufacturing, Warehouse, and
                                                                                                   Offices

Girona, Spain                         13,600         November 2005        One (1 yr.)              Warehouse and Offices

Gland, Switzerland                     4,306         September 2007       One (5 yr.)              Offices

Gland, Switzerland                     1,173         September 2007       One (4 yr.)              Offices

Goteberg, Sweden                       7,500         June 2006            One (3 yr.)              Warehouse and Offices

Hong, Denmark                        155,541         Own                  -                        Manufacturing, Warehouse and
                                                                                                   Offices

Isny, Germany                        197,581         Own                  -                        Manufacturing, Warehouse and
                                                                                                   Offices

Loppem, Belgium                        6,000         December 2009        One (3 yr.)              Warehouse and Offices

Landskrona, Sweden                     3,099         April 2005           One (3 yr.)              Warehouse

Mondsee, Austria                       1,505         March 2005           Unlimited                Warehouse and Offices

Munchen, Germany                       2,022         July 2005            None                     Offices

                                                     Ownership
                                                     Or Expiration        Renewal
European Operations                  Square Feet     Date of Lease        Options                  Use
-------------------------            -----------     -------------        -------                  ---
Ontario, Canada                      14,394          May 2007             None                     Offices

Oporto, Portugal                     27,800          Own                  -                        Manufacturing, Warehouse and
                                                                                                   Offices

Oskarshamn, Sweden                   3,551           December 2005        One (1 yr.)              Warehouse

Oslo, Norway                         30,650          September 2006       None                     Warehouse and Offices

Porta Westfalica, Germany            134,563         October 2021         None                     Manufacturing, Warehouse and
                                                                                                   Offices

Spanga, Sweden                       3,228           June 2007            One (3 yr.)              Warehouse and Offices

Spanga, Sweden                       16,140          Own                  -                        Warehouse and Offices

Thiene, Italy                        21,520          Own                  -                        Warehouse and Offices

Marano, Italy                        21,528          May 2005             One (6 yr.)              Manufacturing

Fondettes, France                    106,412         November 2007        None                     Manufacturing, Warehouse, and
                                                                                                   Offices

Trondheim, Norway                    3,000           December 2007        One (3 yr.)              Services and Offices

Venissieux, France                   1,409           October 2006         None                     Offices

Witterswil, Switzerland              40,301          March 2015           Various (5 year)         Manufacturing, Warehouse, and
                                                                                                   Offices

Wurenlos, Switzerland                3,935           June 2009            One (to be determined)   Offices

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
During the fourth quarter of 2004, no matter was submitted to a vote of our security holders.

Executive Officers of the Registrant.*
------------------------------------
The following table sets forth the names of the executive officers of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name                                           Age               Position
----                                           ---               --------
A. Malachi Mixon, III                          64                Chairman of the Board of Directors and Chief Executive Officer

Gerald B. Blouch                               58                President, Chief Operating Officer and Director

Gregory C. Thompson                            49                President - HME Group and Chief Financial Officer

Name                                           Age               Position
----                                           ---               --------
Joseph B. Richey, II                           68                President - Invacare Technologies, Senior Vice
                                                                 President - Electronics and Design Engineering and Director

Louis F.J. Slangen                             57                Senior Vice President - Global Market Development

Joseph Usaj                                    53                Senior Vice President - Human Resources

A. Malachi Mixon, III has been a Director since 1979. Mr. Mixon has been Chief Executive Officer since 1979 and Chairman of the Board since 1983 and also served as President until 1996, when Gerald B. Blouch, Chief Operating Officer, was elected President.

Gerald B. Blouch has been President and a Director of Invacare since November 1996. Mr. Blouch has been Chief Operating Officer since December 1994 and Chairman-Invacare International since December 1993. Previously, Mr. Blouch was President-Homecare Division from March 1994 to December 1994 and Senior Vice President-Homecare Division from September 1992 to March 1994. Mr. Blouch served as Chief Financial Officer of Invacare from May 1990 to May 1993 and Treasurer of Invacare from March 1991 to May 1993. Mr. Blouch is also a director of NeuroControl Corporation, Cleveland, Ohio, a privately held company, which develops and markets electromedical stimulation systems for stroke patients.

Gregory C. Thompson was named Senior Vice President and Chief Financial Officer in November 2002. In January 2005, he was assigned the additional position of President - Home Medical Equipment Group. Before coming to Invacare, Mr. Thompson served as Senior Vice President and Chief Financial Officer of Sensormatic Electronics Corporation, a global manufacturer of electronic security products, from October 2000 to January 2002 and was Vice President and Controller from February 1997 to October 2000. Previously, Mr. Thompson was Vice President and Corporate Controller for Wang Laboratories from August 1994 to February 1997 and Assistant Corporate Controller from October 1990 to August 1994.

Joseph B. Richey, II has been a Director since 1980 and in September 1992 was named President - Invacare Technologies and Senior Vice President - Electronics and Design Engineering. Previously, Mr. Richey was Senior Vice President of Product Development from July 1984 to September 1992 and Senior Vice President and General Manager of North American Operations from September 1989 to September 1992. Mr. Richey is also a director of NeuroControl Corporation,
Cleveland, Ohio, a privately held company, which develops and markets electromedical stimulation systems for stroke patients.

Louis F. J. Slangen was named Senior Vice President - Global Market Development in June 2004. Previously, Mr. Slangen was Senior Vice President - Sales & Marketing from December 1994 to June 2004 and from September 1989 to December 1994 was Vice President - Sales and Marketing. Mr. Slangen was previously President - Rehab Division from March 1994 to December 1994 and Vice President and General Manager - Rehab Division from September 1992 to March 1994.

Joseph Usaj has been the Senior Vice President - Human Resources since May 2004. Before coming to Invacare, Mr. Usaj served as Vice President - Human Resources for Ferro Corporation, a global manufacturer of performance materials in the electronics, automotive, consumer products and pharmaceutical industries, from August 2002 to December 2003. Previously, Mr. Usaj was Vice President - Human Resources for Phillips Medical Systems from 1998 to 2002.

* The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.
--------------------------------------------------------------------------------
Invacare Common Shares,  without par value, trade on the New York Stock Exchange
(NYSE) under the symbol IVC. Ownership of the company Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The approximate number of record holders of the company Common Shares and Class B Common Shares at February 24, 2005 was 4,813 and 27, respectively. The closing sale price for the Common Shares on February 24, 2005 as reported by NYSE, was $46.57. The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares in each of the two most recent fiscal years were as follows:

                                                 2004                 2003
                                                 ----                 ----
       Quarter Ended:                       High       Low      High       Low
       -------------                        ----       ---      ----       ---
       December 31                         $52.00    $43.72    $43.74    $38.78
       September 30                         47.16     39.74     40.00     32.99
       June 30                              46.50     39.34     34.00     30.29
       March 31                             46.50     39.63     34.15     30.02

During 2004 and 2003, the Board of Directors declared dividends of $0.05 per Common Share and $0.045 per Class B Common Share. For information regarding limitations on the payment of dividends in the company loan and note agreements, see Long Term Debt in the Notes to the Consolidated Financial Statements. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.

Information regarding the securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth under the captions Compensation of Executive Officers and Compensation of Directors in the company's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 6.  Selected Financial Data
                                               2004          2003          2002          2001*         2000
                                               ----          ----          ----          ----          ----
                                             (In thousands, except per share and ratio data)
Earnings
Net Sales                                $1,403,327    $1,247,176    $1,089,161    $1,053,639    $1,013,162
Net Earnings **                              75,197        71,409        64,770        35,190        59,911
Net Earnings per Share - Basic                 2.41          2.31          2.10          1.15          1.99
Net Earnings per Share -
    Assuming Dilution                          2.33          2.25          2.05          1.11          1.95
Dividends per Common Share                  0.05000       0.05000       0.05000       0.05000       0.05000
Dividends per Class B Common Share          0.04545       0.04545       0.04545       0.04545       0.04545


                                               2004          2003          2002          2001*         2000
                                               ----          ----          ----          ----          ----
Balance Sheet
Current Assets                             $565,151      $474,722      $398,812     $ 428,401      $432,408
Total Assets                              1,628,124     1,108,213       906,703       914,537       951,855
Current Liabilities                         258,141       223,488       168,226       167,453       197,387
Working Capital                             307,010       251,234       230,586       260,948       235,021
Long-Term Debt                              547,974       232,038       234,134       342,724       384,316
Shareholders' Equity                        753,438       618,304       480,312       381,550       349,773

Other Data
Research and Development
   Expenditures                             $21,638       $19,130       $17,934       $17,394       $16,231
Capital Expenditures, net of
   Disposals                                 41,400        30,129        19,718        19,486        26,268
Depreciation and Amortization                32,316        27,235        26,638        33,448        31,469

Key Ratios
Return on Sales                                5.4%          5.7%          5.9%          3.3%          5.9%
Return on Average Assets                       5.5%          7.1%          7.1%          3.8%          6.3%
Return on Beginning
   Shareholders' Equity                       12.2%         14.9%         17.0%         10.1%          18.8%
Current Ratio                                 2.2:1         2.1:1         2.4:1         2.6:1          2.2:1
Debt-to-Equity Ratio                          0.7:1         0.4:1         0.5:1         0.9:1          1.1:1

     * Reflects non-recurring and unusual charge of $31,950 ($25,250 after tax or $0.80 per share assuming dilution).

     ** Amortization of goodwill ceased in 2002, net earnings in 2001 and 2002 include amortization expense of $8,972 and $8,899, respectively.

The comparability of the Selected Financial Data provided in the above table is limited as acquisitions made, in particular, the Domus acquisition in 2004, materially impacted the company's reported results. See Acquisitions in the Notes to the Consolidated Financial Statements, which provides pro-forma results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

OUTLOOK
-------
Uncertainty related to Medicare's reimbursement policies for power wheelchairs is now expected to continue throughout 2005. The new proposed criteria from CMS require public comment before implementation. The resulting ambiguity that is impacting the consumer power wheelchair market likely will not be clarified until late 2005, although CMS has recently indicated it will try and finalize the new criteria in the first half of 2005. Adding to the problems arising from the reimbursement difficulties, there will be additional confusion resulting from Medicare's plan to expand coding of the power wheelchair reimbursement system from 4 codes to 49 codes in January 2006. Despite the reimbursement pressures, the Company believes that it will have a net sales increase of between 18% and 20%, with acquisitions contributing between 11% and 13% and currency translation contributing a minimal amount. Earnings per share is expected to be between $2.75 and $2.90 in 2005, excluding the impact from the stock option accounting standard recently announced by the Financial Accounting Standards Board.

Invacare believes it can still grow and thrive despite the fact that the home care industry has not received any cost-of-living adjustments over the last few years and government regulatory landscape is uncertain. The company expects that the blended cut for the items affected by recent government regulations will be around 8%, which should negatively affect consolidated net sales by around 1%. However, Invacare's new products, (for example, the low cost oxygen delivery system of HomeFill(TM)), can help address the cuts the home care provider has to endure. We will continue to focus on developing products that help the provider improve profitability. With such products, Invacare believes it can grow and offset the risks. Additionally, Invacare will accelerate its activities in China to make sure that we are one of the lowest cost manufacturers and distributors to the home care provider.

RESULTS OF OPERATIONS
---------------------
2004 Versus 2003

Reclassifications. The following Management's Discussion and Analysis of Financial Condition and Results of Operations reflect certain reclassifications made to the prior years' consolidated financial statements to conform to the presentation used for the year ended December 31, 2004.

Net Sales. Consolidated net sales for 2004 increased 13% for the year, to $1,403,327,000 from $1,247,176,000. Acquisitions accounted for 8 percentage points of the net sales increase while foreign currency translation contributed an additional 3 percentage points. The overall growth was primarily driven by volume increases in North America.

North American Operations

North American net sales, increased 12% over the prior year, with acquisitions accounting for 8% of the increase and currency translation having less than a one percentage point impact. These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products.

For the year, the net sales increase was  attributable  to volume  increases in:
Respiratory products (37%), largely due to continued strong performance in the Homefill(TM) oxygen system product line; Distributed products (26%), with acquisitions contributing 15 percentage points of the improvement; and Continuing Care products (59%) with acquisitions contributing 52 percentage points of the improvement. These were partially offset by declines in Standard products (6%) as a result of reduced pricing and flat Rehab product sales. Sales of Rehab products were negatively impacted by Medicare and Medicaid related reimbursement pressures. In particular, CMS was expected to release new guidelines for power chairs in the fourth quarter of 2004, it instead circulated proposed criteria that required public comment before implementation. While the proposed criteria are favorable and are based on CMS' own medical study, the ambiguity that is impacting the power wheelchair market has resulted in significant declines in this market segment.

Other products, consisting primarily of the company's Canadian and aftermarket parts businesses, had a 10% net sales increase principally as a result of volume increases.

European Operations

European net sales increased 20% over the prior year to $336,792,000 from $279,782,000. Acquisitions contributed 12 percentage points of the increase and foreign currency accounted for 10 percentage points of the increase. The decline in organic growth was primarily due to reduced volumes in the Nordic countries and continued reimbursement pressures in Germany.

Asia/Pacific Operations

Asia/Pacific net sales declined 8% from the prior year to $64,262,000 from $70,186,000. Excluding the impact of foreign exchange, net sales declined 18% for the year. The decline was primarily the result of reduced volumes of microprocessor controllers, resulting from the global slowdown in the production of power wheelchairs caused in large part by the Medicare reimbursement challenges in the United States described above. The Asia/Pacific segment transacts a substantial amount of its business with customers outside of their region in various currencies other than their functional currency, the New Zealand Dollar. As a result, changes in exchange rates particularly with the Euro and U.S. Dollar can have a significant impact on sales and cost of sales.

Gross Profit. Consolidated gross profit as a percentage of net sales was 29.8% in 2004 and 30.0% in 2003. The margin decline was attributable to continued competitive pricing pressures and increased freight costs partially offset by continued cost reduction initiatives.

North American gross profit as a percentage of net sales was 30.2% in 2004 versus 30.3% in 2003. The decline was primarily attributable to reduced pricing in Standard products partially offset by continued cost reduction efforts.

Gross profit in Europe as a percentage of net sales declined .7 of a percentage point from the prior year. The decline is attributable to unfavorable sales mix toward lower margin products and additional costs related to new product introductions.

Gross profit in Asia/Pacific as a percentage of net sales decreased by 3.5 percentage points from the prior year. The decline was due in part to increased sales of lower margin products in the company's Dynamic Controls subsidiary, reduced volumes and unfavorable foreign currency associated with normal operating transactions.

Selling, General and Administrative. Consolidated selling, general and administrative expenses as a percentage of net sales were 21.2% in 2004 and 21.0% in 2003. The overall dollar increase was $35,109,000 or 13%, with
acquisitions   increasing   selling,   general  and   administrative   costs  by
approximately $20,263,000 or 8% and currency translation by $9,409,000 or 4%. Selling, general and administrative expenses also increased as a result of increased distribution and commission costs related to increased volumes, continued investments in marketing and branding programs, and increased legal costs. These were partially offset by reduced bad debt expense and management bonuses as a result of reduced profitability from plan.

Selling, general and administrative expenses for North American operations increased 9% or $16,562,000 compared to 2003 with acquisitions accounting for 7 percentage points of the increase. The remaining increase is primarily attributable to continued investments in marketing and branding programs, increased distribution and commission costs related to increased volume and higher legal costs. These increases were partially offset by reduced bad debt expense and management bonuses.

European operations' selling, general and administrative expenses increased 26% or $17,290,000 from the prior year. European selling, general and administrative expenses increased due to acquisitions and foreign currency translation. Increases, primarily for acquisitions, were $7,791,000 or 12% and for currency translation totaled $7,305,000 or 11%. The remaining increase was primarily attributable to additional programs to re-establish sales growth.

Asia/Pacific operations' selling, general and administrative expenses increased 16% or $1,257,000 with foreign currency increasing the expense by $961,000 or 12%. The remaining increase was primarily attributable to additional systems costs related to an Enterprise Resource Planning (ERP) implementation and sales and marketing costs associated with the development of the Asia market.

Interest. Interest expense increased to $16,282,000 in 2004 from $11,710,000 in 2003, representing a 39% increase. This increase was attributable to increased borrowings under the Company's revolving credit facility, and to new borrowings under an interim bridge loan financing facility. The company's debt-to-equity ratio increased to 0.7:1 as of December 31, 2004 from 0.4:1 as of the end of the prior year. Interest income in 2004 was $5,186,000, which was comparable to $5,473,000 in the prior year. Since December 2000, Invacare customers primarily utilize the third-party financing arrangement with DLL, a subsidiary of Rabo Bank of the Netherlands, to provide financing.

Income Taxes. The company had an effective tax rate of 31.9% in 2004 and 32.9% in 2003. The effective tax rate declined due to a change in the mix of earnings and permanent deductions. The Company's effective tax rate is lower than the federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the federal statutory rate.

Research and Development. The company continues to increase its research and development activities to maintain its competitive advantage. The company dedicates dollars to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, increased to $21,638,000 in 2004 from $19,130,000 in 2003. The expenditures, as a percentage of net sales, were 1.5% in 2004 and 1.5% in the prior year.

2003 Versus 2002

Net Sales. Consolidated net sales for 2003 increased 15% for the year, to $1,247,176,000 from $1,089,161,000, with net sales increasing in all business segments on a reported basis. Foreign currency translation accounted for 6% of the net sales increase, while acquisitions contributed an additional 3%. The overall growth was primarily driven by volume increases in North America and Asia/Pacific.

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

European Operations

European net sales increased 11% over the prior year to $279,782,000 from $251,443,000. Foreign currency and acquisitions contributed 16 percentage points and 3 percentage points, respectively, of the net sales increase. The organic decline of 8% was primarily due to slower than expected sales in the Nordic region and reimbursement pressures in Germany.

Asia/Pacific Operations

Asia/Pacific net sales increased 59% from the prior year to $70,186,000 from $44,254,000. Excluding the impact of foreign exchange, net sales increased 27% for the year. The increase was primarily the result of sales at Dynamic Controls due in part to a significant increase in sales to a non-healthcare customer.

Gross Profit. Consolidated gross profit as a percentage of net sales were 30.0% in 2003 and 30.1% in 2002. Margins remained relatively flat, as the company was able to offset pricing pressures with improved manufacturing performance.

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

Gross profit in Asia/Pacific as a percentage of net sales decreased by 6.1 percentage points from last year. The decline was due in part to increased sales of lower margin products in the company's Dynamic Controls subsidiary and increased costs to support the growth in the business.

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

Asia/Pacific operations' selling, general and administrative expenses increased 40% or $2,264,000 with foreign currency increasing the expense by $1,522,000 or 27%. Asia/Pacific selling, general and administrative costs grew at a slower rate than sales principally as a result of aggressive expense control.

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

INFLATION
---------
Although the company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The company attempts to minimize or offset the effects through increased sales volume, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures. In 2004 and 2003, the company was able to offset the majority of the impact of price increases from suppliers by productivity improvements and other cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Consolidated Financial Statements) and working capital management. The company maintains various bank lines of credit to finance its worldwide operations. In 2003, the company issued $100,000,000 in senior notes, which are due between 2007 and 2010. In 2001, the company completed a $325,000,000 multi-currency, long-term revolving credit agreement, which was replaced on January 14, 2005, along with a 100,000,000 Euro bridge agreement entered into in 2004, by a new $450,000,000 multi-currency, long-term revolving credit agreement. In February 2005, the new $450,000,000 multi-currency, long-term revolving credit agreement was also used to pay off the $20,000,000 senior notes at 6.60%. Additionally, the company maintains various other demand lines of credit totaling a U.S. dollar equivalent of approximately $4,229,000 as of December 31, 2004. The lines of credit along with cash generated from operations have been and will continue to be used to fund the company's domestic and foreign working capital, capital expenditures and acquisition requirements. As of December 31, 2004, the company had approximately $126,734,000 available under its various lines of credit, excluding debt covenant restrictions.

The company's borrowing arrangements contain covenants with respect to, among other items, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company's bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements. Under the most restrictive covenant of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $60,800,000 as of December 31, 2004 and up to $108,000,000, effective February 2005, pursuant to the covenants of the company's new $450,000,000 multi-currency, long-term revolving credit agreement.

While there is general concern about the potential for rising interest rates, exposure to interest rate fluctuations is manageable given that a portion of the debt is at fixed rates through 2010. In addition, the ability to terminate existing swaps that exchange fixed rate debt to variable and to utilize interest rate swaps to fix a higher percentage of the company's debt coupled with free cash flow should allow Invacare to absorb the expected modest rate increases in the months ahead without any material impact on our liquidity or capital resources. As of December 31, 2004, the weighted average floating interest rate on U.S. borrowings was 3.36%.

CAPITAL EXPENDITURES
--------------------
There are no individually material capital expenditure commitments outstanding as of December 31, 2004. The company estimates that capital investments for 2005 could approximate up $37,000,000, compared to actual capital expenditures of $41,403,000 in 2004. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS
----------
Cash flows provided by operating activities were $98,324,000 in 2004, compared to $116,204,000 last year. The decrease is due primarily to increases in installment receivables and inventory and a decline in accrued expenses primarily related to reduced customer rebates. These were partially offset by an increase in accounts payable.

Cash flows used for investing activities were $389,022,000 in 2004, compared to $101,558,000 in 2003. The increase was primarily attributable to costs associated with acquired businesses with the Domus acquisition being the most significant. In addition, purchases of property and equipment activity in 2004 was higher compared to the prior year as the company is in the process of implementing Enterprise Resource Planning Systems in North America, Europe and Asia/Pacific.

Cash flows provided by financing activities in 2004 were $307,051,000, compared to cash flows required of $13,955,000 in 2003. Financing activities for 2004 were impacted by an increase in the company's borrowings of $303,188,000 primarily related to acquisitions. In addition to acquisition activities, the effect of foreign currency translation results in amounts being shown in the Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

During 2004, the company generated free cash flow of $56,921,000 compared to free cash flow of $85,544,000 in 2003. The decrease was primarily attributable to additional capital expenditures made in 2004, primarily for enterprise resource planning systems as well as increases in installment receivables and inventory coupled with a decline in accrued expenses, primarily related to reduced customer rebates. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities less purchases of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including acquisitions, etc.). The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

                                                          Twelve Months Ended
                                                              December 31,
                                                          2004           2003
    ----------------------------------------------------------------------------
    Net cash provided by operating activities          $98,324       $116,204
    Adjusted for:
    Purchases of property and equipment                (41,403)       (30,660)
                                                       -------        -------
    Free Cash Flow                                     $56,921        $85,544
                                                       =======        =======

CONTRACTUAL OBLIGATIONS
-----------------------
 (In thousands)                                                            Payments due by period
                                           Total      Less than 1 year           1-3 years          3-5 years     More than 5 years
                                        --------      ----------------           ---------          ---------     -----------------
Long-term debt obligations
   Senior Notes                         $234,595                $8,054             $68,065           $116,629               $41,847
   Revolving credit agreements           382,755                10,647              20,648             20,648               330,812
   Other notes                             1,415                   162                 324                324                   605
Operating lease obligations               37,354                15,680              14,909              5,050                 1,715
Capital lease obligations                 21,539                 1,751               3,285              3,064                13,439
Purchase obligations
   (primarily computer systems             6,975                 6,468                 507                  -                     -
    contracts)
Other long-term obligations
   Product liability                      17,045                 2,595               7,263              3,227                 3,960
   SERP                                   13,371                   424               1,658              1,559                 9,730
   Other, principally deferred
     compensation                         16,680                   339               3,068                612                12,661
                                        --------               -------            --------           --------              ---------
Total                                   $731,729               $46,120            $119,727           $151,113              $414,769
                                        ========               =======            ========           ========              ========

DIVIDEND POLICY
---------------
It is the company's policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $0.05 per Common Share and $0.045 per Class B Common Share. It is not anticipated that this will change materially as the company continues to have available significant growth opportunities through internal development and acquisitions. For 2004, dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid.

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

Distributed products sold by the company are accounted for in accordance with EITF 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. The company records Distributed product sales gross as a principal since the company takes title to the products and has the risks of loss for collections, delivery and returns.

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

In general, we review inventory turns as an indicator of obsolescence or slow moving product as well as the impact of new product introductions. Depending on the situation, the individual item may be partially or fully reserved for. No inventory that was reserved for has been sold at prices above their new cost basis. In 2004, individual items were both partially and fully written down. The company continued to increase its overseas sourcing efforts, increase its emphasis on the development and introduction of new products, and decrease the cycle time to bring new product offerings to market. These initiatives are sources of inventory obsolescence for both raw material and finished goods.

Goodwill, Intangible and Other Long-Lived Assets
Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. As a result of the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets in 2002, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests in accordance with the Statement. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company completed the required initial analysis of goodwill as of January 1, 2002 as well the annual impairment tests in the fourth quarter of 2002, 2003 and 2004. The results of these analyses indicated no impairment of goodwill.

Product Liability
The company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $11,000,000 in the aggregate of the company's North American product liability exposure. The company also has additional layers of external insurance coverage insuring $100,000,000 in annual aggregate losses arising from individual claims anywhere in the world that exceed the captive insurance company policy limits. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and indications from the third-party actuary. Additional reserves, in excess of the specific individual case reserves, are provided for incurred but not reported claims based upon third-party actuarial valuations at the time such valuations are conducted. Historical claims experience and other assumptions are taken into consideration by the third-party actuary to estimate the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government indices used to trend losses and exposures are appropriate. Estimates made are adjusted on a regular basis and can be impacted by actual loss award settlements on claims. While actuarial analysis is used to help determine adequate reserves, the company accepts responsibility for the determination and recording of adequate reserves in accordance with accepted loss reserving standards and practices.

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

Accounting for Stock-Based Compensation
The company accounts for options under its stock-based compensation plans using the intrinsic value method proscribed in Accounting Principles Board Opinion
(APBO) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant; thus, no compensation cost has been reflected in the Consolidated Statement of Earnings for these options. In addition, restricted stock awards have been granted without cost to the recipients and are being expensed on a straight-line basis over the vesting periods. If the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all stock options granted, net earnings per share assuming dilution would have been reduced by $0.14 in 2004, $0.14 in 2003 and $0.15 in 2002.

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

Income Taxes
As part of the process of preparing our financial statements, we are required to estimate income taxes in various jurisdictions. The process requires estimating our current tax exposure, including assessing the risks associated with tax audits, as well as estimating temporary differences due to the different treatment of items for tax and accounting policies. The temporary differences are reported as deferred tax assets and or liabilities. The company also must estimate the likelihood that its deferred tax assets will be recovered from future taxable income and whether or not valuation allowances should be established. In the event that actual results differ from our estimates, the company's provision for income taxes could be materially impacted.

The  company  does not  believe  that  there is a  substantial  likelihood  that
materially   different  amounts  would  be  reported  related  to  its  critical accounting policies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In December 2004, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), which requires companies to expense stock options and other share-based payments. SFAS 123R supersedes SFAS No. 123, which permitted either expensing stock options or providing pro forma disclosure. The provisions of this Statement, which is effective July 1, 2005, apply to all awards granted, modified, cancelled or repurchased after July 1, 2005 as well as the unvested portion of prior awards. The company will adopt the standard as of the effective date and estimates that the impact to the company's reported results will be similar to the pro forma results shown in the company's Accounting Policy Note to the Consolidated Financial Statements.

The American Jobs Creation Act of 2004 (the Act) was signed into law in October 2004. The Act provides for a tax deduction on qualified production activities and introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The FASB issued FASB Staff Position 109-1 to provide guidance on the application of SFAS No. 109, Accounting for Income Taxes, and FASB Staff Position 109-2 to provide accounting and disclosure guidance for the repatriation provision. The company is reviewing the implication of the new Act, recently released treasury guidance, and the FASB staff positions but does not intend to repatriate any foreign earnings under the Act and does not expect the Act will have a material impact on the company's financial position, results of operations or cash flows.

Item 7a. Quantitative and Qualitative  Disclosure about Market Risk.
-------------------------------------------------------------------
The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 2004 debt levels, a 1% change in interest rates would impact interest expense by approximately $5,107,000. Additionally, the company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

PRIVATE SECURITIES LITIGATION REFORM ACT
----------------------------------------
The statements contained in this Form 10-K constitute forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as as "will," "should," "plan," "intend," "expect," "continue," "forecast", "believe," "anticipate" and "seek," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, the success of the Company's ongoing efforts to reduce costs, increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues (including those that affect the sales of and margins on products, along with the viability of customers)both at the federal and state level, the ability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs, the effect of offering customers competitive financing terms, Invacare's ability to successfully identify, acquire and integrate strategic acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions (including the recent Domus acquisition), the timely completion of facility consolidations, the vagaries of any litigation or regulatory investigations that the Company may be or become involved in at any time (including the previously-disclosed litigation with Respironics), the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions (including the impact that acts of terrorism may have on such growth conditions), foreign currency and interest rate risks, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. We undertake no obligation to review or update these forward-looking statements or other information contained herein.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
Reference is made to the Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule, which appear on pages FS-1 to FS-27 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------
None.

Item 9A.  Controls and Procedures.
---------------------------------
(a) Evaluation of Disclosure Controls and Procedures
----------------------------------------------------
Under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company's disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified by the SEC.

(b) Management's Report on Internal Control Over Financial Reporting
--------------------------------------------------------------------
Management is responsible for establishing and maintaining a system of adequate internal control over financial reporting that provides reasonable assurance that assets are safeguarded and that transactions are authorized, recorded and reported properly. The system includes self-monitoring mechanisms; regular testing by the Company's internal auditors; a Code of Conduct; written policies and procedures; and a careful selection and training of employees. Actions are taken to correct deficiencies as they are identified. An effective internal control system, no matter how well designed, has inherent limitations - including the possibility of the circumvention or overriding of controls - and therefore can provide only reasonable assurance that errors and fraud that can be material to the financial statements are prevented or would be detected on a timely basis. Further, because of changes in conditions, internal control system effectiveness may vary over time.

Management's assessment of the effectiveness of the company's internal control over financial reporting is based on the Internal Control -Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission and was limited as explained in the Scope of Management's Report, which follows this report.

In management's opinion, internal control over financial reporting is effective as of December 31, 2004.

The Company's independent registered public accounting firm, Ernst & Young LLP, audited management's assessment of internal control over financial reporting and, based on that audit, issued their report included in this Annual Report.

Scope of Management's Report
----------------------------
Management's assessment of the effectiveness of internal control over financial reporting excludes the WP Domus GmbH acquisition, which was finalized on September 9, 2004. WP Domus GmbH represents approximately 19% of the total assets and approximately 2% of the net sales, respectively, of the consolidated financial statements as of December 31, 2004 and the year ended December 31, 2004.

(c) Changes in Internal Control Over Financial Reporting
--------------------------------------------------------
There have been no significant changes in the company's internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------
We have adopted a Code of Business Conduct and Ethics that applies to all Directors, officers and employees. We also have adopted a separate Financial Code of Ethics that applies to our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer). You can find both codes on our website at www.invacare.com by clicking on the link for Investor Relations. We will post any amendments to the codes, as well as any waivers that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and the New York Stock Exchange, on our website.

Our Board of Directors has adopted Corporate Governance Guidelines and charters for the Audit Committee, Compensation, Management Development and Corporate Governance Committee, Nominating Committee and Investment Committee of the Board of Directors. These documents can be found on our website at www.invacare.com by clicking on the link for Investor Relations.

You also can obtain printed copies of any of the materials referred to above, free of charge, by writing to: Shareholder Relations Department, Invacare Corporation, One Invacare Way, P.O. Box 4028, Elyria, OH 44036-2125.

We submitted the New York Stock Exchange ('NYSE') Section 12(a) Annual CEO Certification as to our compliance with the NYSE corporate governance listing standards to the NYSE in June 2004. In addition, we have filed the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as exhibits to this Annual Report on Form 10-K.

Information required by Item 10 as to the executive officers of the company is included in Part I of this Annual Report on Form 10-K, the other information required by Item 10 as to the directors of the company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the company's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.
--------------------------------
The information required by Item 11 is incorporated by reference to the information set forth under the captions "Compensation of Executive Officers" and "Compensation of Directors" in the company's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item. 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------
The information required by Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the company's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------
The information required by Item 13 is incorporated by reference to the information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the company's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14.  Principal Accounting Fees and Services.
------------------------------------------------
The information required by Item 14 is incorporated by reference to the information set forth under the caption "Independent Auditors" in the company's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.


                                     PART IV
                                     -------
Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------
(a)(1)    Financial Statements
          --------------------
The following financial statements of the company are included in Part II, Item
8:

          Consolidated Statement of Earnings - years ended December 31, 2004, 2003 and 2002

          Consolidated Balance Sheet - December 31, 2004 and 2003

          Consolidated Statement of Cash Flows - years ended December 31, 2004, 2003, and 2002

          Consolidated Statement of Shareholders' Equity - years ended December 31, 2004, 2003, and 2002

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

(a)(3)    Exhibits.
          --------
          See Exhibit Index at page number I-33 of this Report on Form 10-K.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 11, 2005.

                                  INVACARE CORPORATION

                             By:  /S/ A. Malachi Mixon, III
                                  -------------------------------------
                                  A. Malachi Mixon, III Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 11, 2005.

Signature                            Title
---------                            -----

/s/ A. Malachi Mixon, III            Chairman of the Board of Directors and
------------------------------       Chief Executive Officer
    A. Malachi Mixon, III           (Principal Executive Officer)

/s/ Gerald B. Blouch                 President, Chief Operating Officer and
------------------------------       Director
    Gerald B. Blouch

/s/ Gregory C. Thompson              Chief Financial Officer
------------------------------      (Principal Financial and Accounting Officer)
    Gregory C. Thompson

/s/ James C. Boland                  Director
------------------------------
    James C. Boland

/s/ Michael F. Delaney               Director
------------------------------
    Michael F. Delaney

/s/ Whitney Evans                    Director
------------------------------
    Whitney Evans

/s/ C. Martin Harris, M.D.           Director
------------------------------
    C. Martin Harris, M.D.

/s/ Bernadine P. Healy, M.D.         Director
------------------------------
    Bernadine P. Healy, M.D.

/s/ John R. Kasich                   Director
------------------------------
    John R. Kasich

/s/ Dan T. Moore, III                Director
------------------------------
    Dan T. Moore, III

/s/ Joseph B. Richey, II             Director
------------------------------
    Joseph B. Richey, II

/s/ William M. Weber                 Director
------------------------------
    William M. Weber

                              INVACARE CORPORATION
        Report on Form 10-K for the fiscal year ended December 31, 2004.

                                  Exhibit Index
Official                                                                                                              Sequential
Exhibit No         Description                                                                                        Page No.
----------         -----------                                                                                        ----------
2.1                Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares in WP Domus GmbH by      (A)
                   and among WP Domus LLC, Mr. Peter  Schultz and Mr.  Wilhelm  Kaiser,  Invacare  GmbH & Co. KG and
                   Invacare Corporation dated as of July 31, 2004

2.2                Guarantee Letter Agreement of Warburg,  Pincus Ventures,  L.P. and Warburg, Pincus International,  (A)
                   L.P. dated as of September 9, 2004

3(a) **            Amended and Restated Articles of Incorporation, as amended through February 2, 1996

3(b) **            Code of Regulations, as amended on May 22, 1996

4(a)               Specimen Share Certificate for Common Shares, as revised                                           (B)

4(b)               Specimen Share Certificate for Class B Common Shares                                               (B)

4(c)               Rights agreement between Invacare Corporation and Rights Agent dated as of July 7, 1995            (C)

10(a)              Assignment  of Patent  Application  and  License of  Know-how  dated  January  14,  1981,  and an  (D)
                   amendment  thereto dated October 12, 1981, with respect to certain royalty payments to be made to the former owners of the company's home care bed subsidiary

10(b) **           1992 Non-Employee Directors Stock Option Plan adopted in May 1992

10(c) **           Deferred Compensation Plan for Non-Employee Directors, adopted in May 1992

10(d) **           Invacare Corporation 1994 Performance Plan approved January 28, 1994

10(e)              Amendment No. 3 to the Invacare Corporation 1994 Performance Plan                                  (H)*

10(f) **           Note Purchase Agreement dated as of February 27, 1998 for $80,000,000 6.71% Series A Senior
                   Notes Due February 27, 2008 and $20,000,000 6.60% Series B Senior Notes Due February 27, 2005

10(g) **           Amendment No. 1 to the Invacare Corporation 1994 Performance Plan approved May 28, 1998            *

10(h)              Amendment No. 2 to the Invacare Corporation 1994 Performance Plan approved May 24, 2000            (E)*

10(i)              Invacare Retirement Savings Plan, effective January 1, 2001                                        (F)

10(j)              Employment Agreement entered into by and between the company and Chief Operating Officer           (G)*

10(k)              Amendment No. 1 to Invacare Corporation 401(K) Plus Benefit Equalization Plan                      (L)

10(l)              Invacare  Corporation  401(K) Plus Benefit  Equalization Plan (As amended and restated  effective  (L)
                   January 1, 2003)

10(m)              Invacare  Corporation Note Purchase  Agreement dated as of October 1, 2003 for $50,000,000  3.97%  (J)
                   Series A Senior  Notes Due October 1, 2007;  $30,000,000  4.74% Series B Senior Notes Due October
                   1, 2009 and $20,000,000 5.05% Series C Senior Notes Due October 1, 2010

Official                                                                                                              Sequential
Exhibit No         Description                                                                                        Page No.
----------         -----------                                                                                        ----------
10(n)              First  Amendment,  dated as of October 1, 2003, to Note Purchase  Agreement  dated as of February  (K)
                   27, 1998 for $80,000,000  6.71% Series A Senior Notes Due February 27, 2008 and $20,000,000 6.60%
                   Series B Senior Notes Due February 27, 2005

10(o)              Invacare Corporation 2003 Performance Plan                                                         (I)*

10(p)              Form of Change of Control Agreement entered into by and between the company and certain of         (G)*
                   its executive officers and Schedule of all such agreements with current executive officers

10(q)              Form of Indemnity  Agreement entered into by and between the company and certain of its Directors  (G)*
                   and executive  officers and Schedule of all such Agreements with current  Directors and executive officers

10(r)              Employment Agreement entered into by and between the company and Chief Financial Officer           (G)*

10(s)              Credit  Agreement dated as of January 14, 2005 among Invacare  Corporation and Certain  Borrowing  (M)
                   Subsidiaries,  the Banks named therein,  and JPMorgan Chase Bank, N.A. as Agent, Keybank National
                   Association as Syndication Agent, J.P. Morgan Securities,  Inc. and Keybank National Association,
                   as Co-Lead Arrangers.

10(t)**            Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005                    *

10(u)**            Invacare Corporation Death Benefit Only Plan, effective January 1, 2005                            *

10(v)**            A. Malachi Mixon, III 10b5-1 Plan, effective February 14, 2005                                     *

10(w)**            Gerald B. Blouch 10b5-1 Plan, effective February 22, 2005                                          *

10(x)**            Gregory C. Thompson 10b5-1 Plan, effective February 21, 2005                                       *

10(y) **           Supplemental Executive Retirement Plan (As amended and restated effective February 1, 2000)        *

10(z)**            Form of Director Stock Option Award under Invacare Corporation 1994 Performance Plan               *

10(aa)**           Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan               *

10(ab)**           Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan            *

10(ac)**           Form of Restricted Stock Option Award under Invacare Corporation 2003 Performance Plan             *

10(ad)**           Form of Stock Option Award under Invacare Corporation 2003 Performance Plan                        *

10(ae)**           Director Compensation Schedule                                                                     *

21                 Subsidiaries of the company

23                 Consent of Independent Registered Public Accounting Firm

31.1 **            Certification of the Chief Executive  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002

31.2 **            Certification of the Chief Financial  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002

Official                                                                                                              Sequential
Exhibit No         Description                                                                                        Page No.
----------         -----------                                                                                        ----------
32.1 **            Certification  of the Chief  Executive  Officer  pursuant to 18 U.S.C.  Section  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **            Certification  of the Chief  Financial  Officer  pursuant to 18 U.S.C.  Section  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Management contract, compensatory plan or arrangement
** Filed herein.



(A) Reference is made to the appropriate Exhibit to the company report on Form 8-K, dated September 9, 2004, which Exhibit is incorporated herein by reference.

(B) Reference is made to the appropriate Exhibit of the company Registration Statement on Form S-3 (Reg. No. 33-40168), effective as of April 26, 1991, which Exhibit is incorporated herein by reference.

(C) Reference is made to Exhibit 1 of the company report on Form 8-A, dated July 18, 1995, which Exhibit is incorporated herein by reference.

(D) Reference is made to the appropriate Exhibit of the company Form 8 Amendment No. 1 (filed on September 23, 1987) to its Registration Statement on Form 8-A (Reg. No. 0-12938, effective as of October 21, 1986), which
     Exhibit is incorporated herein by reference.

(E) Reference is made to the appropriate Exhibit of the company report on Form S-8, dated March 30, 2001, which Exhibit is incorporated herein by reference.

(F) Reference is made to Exhibit 10.1 of the company report on Form 10-Q, dated September 30, 2002, which Exhibit is incorporated herein by reference.

(G) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2002, which Exhibit is incorporated herein by reference.

(H) Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended March 31, 2003, which Exhibit is incorporated herein by reference.

(I) Reference is made to Exhibit 4.5 of Invacare Corporation Form S-8 filed on October 17, 2003.

(J)  Reference is made to the appropriate  Exhibit of the company report on Form
     10-Q  for  the  quarter  ended   September  30,  2003,   which  Exhibit  is
     incorporated herein by reference.

(K) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2003, which Exhibit is incorporated herein by reference.

(L) Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended June 30, 2004, which Exhibit is incorporated herein by reference.

(M) Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated January 14, 2005, which is incorporated herein by reference.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Shareholders and Board of Directors
Invacare Corporation


We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Invacare Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

                                                           /s/ ERNST & YOUNG LLP



Cleveland, Ohio
March 4, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
Invacare Corporation


We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Invacare Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Invacare Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of WP Domus GmbH, which is included in the 2004 consolidated financial statements of Invacare Corporation and constituted 19% of total assets as of December 31, 2004 and 2% of net sales for the year then ended. Our audit of internal control over financial reporting of Invacare Corporation also did not include an evaluation of the internal control over financial reporting of WP Domus GmbH.

In our opinion, management's assessment that Invacare Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Invacare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invacare Corporation as of December 31, 2004 and 2003 and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2004 of Invacare Corporation and our report dated March 4, 2005 expressed an unqualified opinion thereon.


                                                           /s/ ERNST & YOUNG LLP

Cleveland, Ohio
March 4, 2005

CONSOLIDATED STATEMENT OF EARNINGS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                       Years Ended December 31,
                                                                                 2004            2003            2002
                                                                                 ----            ----            ----
                                                                                (In thousands, except per share data)

             Net sales                                                     $1,403,327      $1,247,176      $1,089,161
             Cost of products sold                                            984,735         872,515         761,763
                                                                              -------         -------         -------

                  Gross Profit                                                418,592         374,661         327,398

             Selling, general and administrative expenses                     297,124         262,015         220,296
             Interest expense                                                  16,282          11,710          15,122
             Interest income                                                   (5,186)         (5,473)         (4,550)
                                                                              -------         -------         -------

                  Earnings before Income Taxes                                110,372         106,409          96,530

             Income taxes                                                      35,175          35,000          31,760
                                                                              -------         -------         -------

                  Net Earnings                                                $75,197         $71,409         $64,770
                                                                              =======         =======         =======

                  Net Earnings per Share - Basic                                $2.41           $2.31           $2.10
                                                                              =======         =======         =======

             Weighted Average Shares Outstanding - Basic                       31,153          30,862          30,867
                                                                              =======         =======         =======

                  Net Earnings per Share - Assuming Dilution                    $2.33           $2.25           $2.05
                                                                              =======         =======         =======

             Weighted Average Shares Outstanding -
               Assuming Dilution                                               32,347          31,729          31,664
                                                                              =======         =======         =======

                 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                  December 31,            December 31,
                                                                                         2004                    2003
                                                                                      -------                 -------
                                                                                              (In thousands)
Assets
------
Current Assets
   Cash and cash equivalents                                                          $32,567                 $16,074
   Marketable securities                                                                  199                     214
   Trade receivables, net                                                             287,950                 255,534
   Installment receivables, net                                                        13,422                   7,755
   Inventories, net                                                                   175,883                 130,979
   Deferred income taxes                                                               21,730                  24,573
   Other current assets                                                                33,400                  39,593
                                                                                      -------                 -------
     Total Current Assets                                                             565,151                 474,722

Other Assets                                                                           55,634                  53,263
Other Intangibles                                                                      98,212                  14,678
Property and Equipment, net                                                           191,163                 150,051
Goodwill                                                                              717,964                 415,499
                                                                                      -------                 -------
     Total Assets                                                                  $1,628,124              $1,108,213
                                                                                   ==========              ==========


Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities
   Accounts payable                                                                  $149,413                $110,178
   Accrued expenses                                                                    98,850                  92,032
   Accrued income taxes                                                                 7,816                  19,107
   Current maturities of long-term debt                                                 2,062                   2,171
                                                                                      -------                 -------
     Total Current Liabilities                                                        258,141                 223,488

Long-Term Debt                                                                        547,974                 232,038

Other Long-Term Obligations                                                            68,571                  34,383

Shareholders' Equity
   Preferred Shares (Authorized 300 shares; none outstanding)                               -                       -
   Common Shares (Authorized 100,000 shares; 31,209 and
         30,739 issued in 2004 and 2003, respectively) - par $0.25                      7,803                   7,686
   Class B Common Shares (Authorized 12,000 shares; 1,112, issued and
         outstanding) - par $0.25                                                         278                     278
   Additional paid-in-capital                                                         123,793                 109,015
   Retained earnings                                                                  550,753                 477,113
   Accumulated other comprehensive earnings                                           104,629                  51,057
   Unearned compensation on stock awards                                               (1,557)                 (1,458)
   Treasury shares (934 and 770 shares in
         2004 and 2003, respectively)                                                 (32,261)                (25,387)
                                                                                      -------                 -------
     Total Shareholders' Equity                                                       753,438                 618,304
                                                                                      -------                 -------

Total Liabilities and Shareholders' Equity                                         $1,628,124              $1,108,213
                                                                                   ==========              ==========

                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                              Years Ended December 31,
                                                                                         2004           2003            2002
                                                                                         ----           ----            ----
                                                                                                   (In thousands)
    Operating Activities
    Net earnings                                                                      $75,197        $71,409         $64,770
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                  32,316         27,235          26,638
        Provision for losses on trade and installment receivables                      11,222         13,760          10,792
        Provision for deferred income taxes                                             4,250          3,205          (3,050)
        Provision for other deferred liabilities                                        4,091          2,587           3,342
    Changes in operating assets and liabilities:
        Trade receivables                                                             (19,978)       (37,122)         19,740
        Installment sales contracts, net                                               (2,911)         6,678          11,435
        Inventories                                                                   (15,781)        (4,607)          6,208
        Other current assets                                                             (516)        (3,447)         (4,193)
        Accounts payable                                                               19,718         13,351           2,576
        Accrued expenses                                                              (11,281)        17,943          (2,534)
        Other long-term liabilities                                                     1,997          5,212            (108)
                                                                                      -------        -------         -------
                  Net Cash Provided by Operating Activities                            98,324        116,204         135,616

    Investing Activities
        Purchases of property and equipment                                           (41,403)       (30,660)        (22,109)
        Proceeds from sale of property and equipment                                        3            531           2,391
        Marketable securities                                                               -          1,130             (43)
        Business acquisitions, net of cash acquired                                  (343,554)       (70,555)              -
        Increase in other investments                                                    (603)           (64)           (317)
        Increase in other long-term assets                                             (3,133)        (1,898)         (1,834)
        Other                                                                            (332)           (42)          1,079
                                                                                      -------         ------         -------
                  Net Cash Required for Investing Activities                         (389,022)      (101,558)        (20,833)

    Financing Activities
        Proceeds from revolving lines of credit and
          long-term borrowings                                                        844,432        474,583         254,512
        Payments on revolving lines of credit and
          long-term borrowings                                                       (541,244)      (483,725)       (377,582)
        Proceeds from exercise of stock options                                         9,850          5,063           6,154
        Payment of dividends                                                           (1,557)        (1,531)         (1,567)
        Purchase of treasury stock                                                     (4,430)        (8,345)         (1,674)
                                                                                      -------        -------         -------
                  Net Cash Provided (Required) by Financing Activities                307,051        (13,955)       (120,157)

        Effect of exchange rate changes on cash                                           140          2,297           1,777
                                                                                      -------        -------         -------

        Increase (decrease) in cash and cash equivalents                               16,493          2,988          (3,597)

        Cash and cash equivalents at beginning of year                                 16,074         13,086          16,683
                                                                                      -------        -------         -------

        Cash and cash equivalents at end of year                                      $32,567        $16,074         $13,086
                                                                                      =======        =======         =======

                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

INVACARE CORPORATION AND SUBSIDIARIES
(In thousands)

                                                                                  Accumulated
                                                           Additional             Other
                                        Common   Class B   Paid-in-    Retained   Comprehensive   Unearned      Treasury
                                        Stock    Stock     Capital     Earnings   Earnings(Loss)  Compensation  Stock      Total
                                        ------   -------   ----------  --------   --------------  ------------  ---------  ---------
January 1, 2002 Balance                 $7,466    $278     $87,980     $344,032     $(48,129)        $(771)     $(9,306)   $381,550
Exercise of stock options, including
  tax benefit                              105               9,834                                               (2,863)      7,076
Restricted stock awards                      9               1,181                                  (1,190)                       -
Restricted stock award expense                                                                         757                      757

Net earnings                                                             64,770                                              64,770
Foreign currency translation
  adjustments                                                                         28,214                                 28,214
Unrealized gains on cash flow hedges                                                   1,349                                  1,349
Marketable securities holding loss                                                      (163)                                  (163)
                                                                                                                              -----
Total comprehensive income                                                                                                   94,170

Dividends                                                                (1,567)                                             (1,567)
Purchase of treasury shares                                                                                      (1,674)     (1,674)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2002 Balance                 7,580    278      98,995      407,235      (18,729)       (1,204)     (13,843)    480,312

Exercise of stock options, including
  tax benefit                                99              9,130                                               (3,199)      6,030
Restricted stock awards                       7                890                                    (897)                       -
Restricted stock award expense                                                                         643                      643

Net earnings                                                             71,409                                              71,409
Foreign currency translation
  adjustments                                                                         66,185                                 66,185
Unrealized gains on cash flow hedges                                                   3,506                                  3,506
Marketable securities holding gain                                                        95                                     95
                                                                                                                              -----
Total comprehensive income                                                                                                  141,195

Dividends                                                                (1,531)                                             (1,531)
Purchase of treasury shares                                                                                      (8,345)     (8,345)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2003 Balance                 7,686    278     109,015      477,113       51,057        (1,458)     (25,387)    618,304

Exercise of stock options, including
  tax benefit                               112             13,872                                               (2,444)     11,540
Restricted stock awards                       5                906                                    (911)                       -
Restricted stock award expense                                                                         812                      812

Net earnings                                                             75,197                                              75,197
Foreign currency translation
  adjustments                                                                         57,903                                 57,903
Unrealized losses on cash flow hedges                                                 (4,322)                                (4,322)
Marketable securities holding loss                                                        (9)                                    (9)
                                                                                                                              -----
Total comprehensive income                                                                                                  128,769

Dividends                                                                (1,557)                                             (1,557)
Purchase of treasury shares                                                                                      (4,430)     (4,430)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2004 Balance                $7,803   $278    $123,793     $550,753     $104,629       $(1,557)    $(32,261)   $753,438
                                         ======   ====    ========     ========     ========       =======      =======    ========

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

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its majority owned subsidiaries. Certain foreign subsidiaries, represented by the European segment, are consolidated using a November 30 fiscal year end. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated.

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

Inventories: Inventories are stated at the lower of cost or market with cost principally determined for domestic manufacturing inventories by the last-in, first-out method and for non-domestic inventories and domestic finished products purchased for resale ($138,845,000 and $99,607,000 at December 2004 and 2003, respectively) by the first-in, first-out method. Market costs are based on the lower of replacement cost or estimated net realizable value. The value of inventory on the LIFO method is approximately equal to its current cost as of December 31, 2004 and 2003. Inventories have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales.

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

Goodwill and Other Intangibles: Effective January 1, 2002, Invacare adopted SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly, discontinued amortization of goodwill. SFAS No. 142 changed the accounting for goodwill from an amortization approach to a non-amortization approach requiring periodic testing for impairment. For purposes of the impairment test, the fair value of each reporting unit is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates. The fair values are then compared to the carrying value of the net assets of each reporting unit. The company completed the required initial analysis as of January 1, 2002 as well as the annual impairment tests in the fourth quarter of 2002, 2003 and 2004. The results of these tests indicated no impairment of goodwill.

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

Product Liability Cost: The company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $11,000,000 in the aggregate of the company's North American product liability exposure. The company also has additional layers of external insurance coverage insuring $100,000,000 in annual aggregate losses arising from individual claims anywhere in the world that exceed the captive insurance company policy limits. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and indications from the third-party actuary. Additional reserves, in excess of the specific individual case reserves, are provided for incurred but not reported claims based upon third-party actuarial valuations at the time such valuations are conducted. Historical claims experience and other assumptions are taken into consideration by the third-party actuary to estimate the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government indices used to trend losses and exposures are appropriate. Estimates made are adjusted on a regular basis and can be impacted by actual loss award settlements on claims. While actuarial analysis is used to help determine adequate reserves, the company accepts responsibility for the determination and recording of adequate reserves in accordance with accepted loss reserving standards and practices.

Revenue Recognition: Invacare's revenues are recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," as updated by SAB No. 104, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

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

Distributed products sold by the company are accounted for in accordance with EITF 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. The company records Distributed product sales gross as a principal since the company takes title to the products and has the risks of loss for collections, delivery and returns.

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

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

Research  and  Development:  Research  and  development  costs are  expensed  as incurred and included in cost of products sold. The company's annual expenditures for product development and engineering were approximately $21,638,000, $19,130,000, and $17,934,000 for 2004, 2003, and 2002,
respectively.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The company has a co-op advertising program in which the company reimburses customers up to 50% of their costs of qualifying advertising expenditures. Invacare product, brand logos and corporate spokesperson, Arnold Palmer, must appear in all advertising. Invacare requires customers to submit proof of advertising with their claims for reimbursement. Invacare receives advertising and in return reimburses customers for a portion of their advertising costs. The company's cost of the program is included in SG&A expense on the consolidated statement of earnings at the time the liability is estimated. Reimbursement is made on an annual basis and within 3 months of submission and approval of the documentation. The company receives monthly reporting from those in the program of their qualified advertising dollars spent and accrues based upon information received. Advertising expenses amounted to $24,999,000, $22,806,000 and $20,905,000 for 2004, 2003 and 2002, respectively.

Stock-Based  Compensation  Plans:  The company  accounts  for options  under its stock-based compensation plans using the intrinsic value method proscribed in APBO No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant, thus no compensation cost has been reflected in the consolidated statement of earnings for these options. In addition, restricted stock awards have been granted without cost to the recipients and are being expensed on a straight-line basis over the vesting periods. Invacare continues to utilize the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation. If the company had applied the fair value recognition provisions of SFAS No. 123, the company's net earnings and earnings per share in 2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                                                                   2004               2003                2002
                                                                                   ----               ----                ----
                Net earnings - as reported *                                    $75,197            $71,409             $64,770
                Less:  compensation expense determined based on the
                       fair-value method for all awards granted at
                       market value, net of related tax effects                   4,226              4,529               4,504
                                                                                -------            -------             -------
                Net earnings - pro forma                                        $70,971            $66,880             $60,266
                                                                                =======            =======             =======

                Earnings per share as reported - basic                            $2.41              $2.31               $2.10
                Earnings per share as reported - assuming dilution                $2.33              $2.25               $2.05

                Pro forma earnings per share - basic                              $2.28              $2.17               $1.95
                Pro forma earnings per share - assuming dilution                  $2.19              $2.11               $1.90

                * Includes stock compensation expense, net of tax, on
                  restricted awards granted without cost of:                       $528               $418                $492

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

The company has entered into interest rate swap agreements that qualify as fair value hedges and effectively convert $180,000,000 of fixed-rate debt to floating-rate debt, so the company can avoid paying higher than market interest rates. The company also had interest rate swap agreements, which expired in 2004, that qualified as cash flow hedges and effectively converted $20,000,000 of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The company recognized net gains of $4,577,000, $2,872,000 and $773,000, respectively, related to its swap agreements in 2004, 2003 and 2002, which is reflected in interest expense on the consolidated statement of earnings.

To protect against decreases/increases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the company utilizes cash flow hedges to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The company recognized net gains in 2004, 2003 and 2002 of $6,961,000, $1,410,000 and $1,252,000, respectively on foreign currency cash flow hedges. The gains are included in cost of products sold and selling, general and administrative expenses on the consolidated statement of earnings.

The company has used forward contracts that do not qualify for special hedging treatment, but do effectively limit the company's exposure to foreign currency fluctuations between the Mexican Peso and U.S. Dollar. During 2003 and 2002, the company recognized losses of $118,000 and $68,000 related to these forward contracts, which are included in costs of products sold on the consolidated statement of earnings. No Mexican Peso forward contracts were entered into in 2004.

The company recognized no gain or loss related to hedge ineffectiveness or discontinued cash flow hedges. If it is later determined that a hedged forecasted transaction is unlikely to occur, any gains or losses on the forward contracts would be reclassified from other comprehensive income into earnings. The company does not expect this to occur during the next twelve months.

Foreign Currency Translation: The functional currency of the company's subsidiaries outside the United States is the applicable local currency. The assets and liabilities of the company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Revenues and expenses are translated at weighted average exchange rates. Gains and losses resulting from translation are included in accumulated other comprehensive earnings (loss).

Net Earnings Per Share: Basic earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding during the year. Diluted earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding plus the effects of dilutive stock options outstanding during the year.

Reclassifications: Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the year ended December 31, 2004.

Recently  Issued  Accounting  Pronouncements:  In  December  2004,  FASB  issued
Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), which requires companies to expense stock options and other share-based payments. SFAS 123R supersedes SFAS No. 123, which permitted either expensing stock options or providing pro forma disclosure. The provisions of this Statement, which is effective July 1, 2005, apply to all awards granted, modified, cancelled or repurchased after July 1, 2005 as well as the unvested portion of prior awards. The company will adopt the standard as of the effective date and estimates that the impact to the company's reported results will be similar to the pro forma results shown in the company's Accounting Policy Note to the Consolidated Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

The American Jobs Creation Act of 2004 (the Act) was signed into law in October 2004. The Act provides, among other things, for a tax deduction on qualified domestic production activities and introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The FASB issued FASB Staff Positions 109-1 to provide guidance on the application of SFAS No. 109, Accounting for Income Taxes, and FASB Staff Positions 109-2 to provide accounting and disclosure guidance for the repatriation provision. The company is reviewing the implication of the new Act, recently released treasury guidance, and the FASB staff positions but does not intend to repatriate any foreign earnings under the Act and does not expect the Act will have a material impact on the company's financial position, results of operations or cash flows.

RECEIVABLES

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the company's receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the company has seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($9,857,000 in 2004 and $16,775,000 in 2003) is based primarily on management's evaluation of the financial condition of the customer. The decrease in the allowance for uncollectible accounts in 2004 compared to 2003 is primarily attributable to significant write-offs of accounts previously reserved for as all collection efforts were exhausted in 2004.

Installment receivables as of December 31, 2004 and 2003 consist of the following (in thousands):

                                                                      2004                                   2003
                                                                      ----                                   -----
                                                        Current    Long-Term      Total         Current    Long-Term      Total
                                                        -------    ----------    -------        -------    ---------    -------
    Installment receivables                             $19,576       $1,324     $20,900        $18,930        $578     $19,508
    Less:
         Unearned interest                                 (435)           -        (435)          (246)        (54)       (300)
         Allowance for doubtful accounts                 (5,719)           -      (5,719)       (10,929)          -     (10,929)
                                                        -------       ------     -------         ------      ------      ------
                                                        $13,422       $1,324     $14,746         $7,755        $524      $8,279
                                                        =======       ======     =======         ======       =====      ======

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

INVENTORIES

Inventories as of December 31, 2004 and 2003 consist of the following (in thousands):
                                                       2004                2003
                                                     ------             -------
                  Raw materials                     $60,548             $41,573
                  Work in process                    16,156              18,711
                  Finished goods                     99,179              70,695
                                                     ------             -------
                                                   $175,883            $130,979
                                                    =======            ========
PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2004 and 2003 consist of the following (in thousands):
                                                       2004                2003
                                                     ------             -------
                  Machinery and equipment          $243,335            $216,459
                  Land, buildings and improvements   95,041              67,364
                  Furniture and fixtures             27,494              20,737
                  Leasehold improvements             14,275              14,946
                                                    -------             -------
                                                    380,145             319,506
                  Less allowance for depreciation  (188,982)           (169,455)
                                                     ------             -------
                                                   $191,163            $150,051
                                                    =======             =======

INVACARE CORPORATION AND SUBSIDIARIES

ACQUISITIONS

In 2004, Invacare acquired for cash the following six businesses at a total cost of $343,554,000:

          o The assets of ACS, a New York distributor of medical supplies with a focus on infusion therapy.
          o The assets of Decpac, an Australian company that designs and manufactures portable folding access ramps for use with wheelchairs and scooters.
          o Freedom Designs, Inc., a California-based company that designs and manufactures seating products and wheelchairs with a particular focus on the pediatric marketplace.
          o WP Domus GmbH, a European-based holding company which manufactures several complementary product lines to Invacare's product lines.
          o Champion Manufacturing, LLC , an Indiana company that designs and manufactures medical recliners.
          o The assets of Premier Designs, a California company from which Invacare acquired assets and designs for a lightweight, easily transportable power wheelchair.

Carroll Healthcare, Inc. was purchased in 2003 and as part of the purchase agreement, the company agreed to pay additional consideration based upon earnings before interest, taxes, depreciation and amortization from September 1, 2003 through August 31, 2004 calculated under Canadian generally accepted accounting principles (U.S. GAAP used for company reporting purposes) in accordance with the purchase agreement with no defined maximum amount. The payment amount was finalized and paid in October 2004 at 74,667,000 Canadian Dollars, $60,992,000 U.S. Dollars, which increased goodwill.

Motion Concepts, Inc. ("Motion") was also purchased in 2003 and pursuant to the Motion purchase agreement, the Company agreed to pay contingent consideration based upon earnings before interest and taxes over the three years subsequent to the acquisition up to a maximum of approximately $16,000,000. Based upon 2004 results, no additional consideration was paid. When the contingency related to the acquisitions is settled, any additional consideration paid will increase the purchase price and reported goodwill.

On September 9, 2004 the company finalized the acquisition of 100% of the shares of WP Domus GmbH, a European-based holding company that manufactures several complementary product lines to Invacare's product lines, including power add-on products, bath lifts and walking aids, from WP Domus LLC. Domus has three divisions: Alber, Aquatec and Dolomite. The acquisition allows the company to expand its product line and reach new markets. The preliminary purchase price was $227,382,000 including acquisition costs of $3,670,000, which was paid in cash, and is subject to final determination of the estimated costs of possible office closures, sales agency transfers and other consolidation efforts expected to be finalized by the end of the third quarter of 2005. The acquisition was consummated after satisfaction of certain conditions, including receipt of all requisite regulatory approvals. Invacare entered into a 100,000,000 Euro bridge loan agreement and utilized its existing revolving credit line to fund the acquisition. Invacare's reported results reflect the operating results of Domus since the date of the acquisition.

Supplemental pro forma information is presented below as though the business combination had been completed as of the beginning of the period being reported on. The pro forma information does not necessarily reflect the results of operations that would have occurred if Domus had been a wholly owned entity of Invacare as of the beginning of the periods presented (in thousands).

                                                      Years Ended December 31
                                                     2004                  2003
                                               ----------             ----------
                Net sales                      $1,490,140            $1,363,763
                Net earnings                       80,410                75,859
                Earnings per share - assuming
                  dilution                          $2.49                 $2.39

The pro forma results for 2004 included non-recurring stock option plan expense of $1,410,000. The pro forma results for 2003 included non-recurring stock option plan expense of $2,208,000 and a one-time shipment to a Japanese distributor of approximately $9,512,000.

INVACARE CORPORATION AND SUBSIDIARIES

ACQUISITIONS--Continued

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                     Trade receivables                               $10,845
                     Inventories                                       8,470
                     Other current assets                              5,380
                     Other intangibles                                68,965
                     Property and equipment                           17,673
                     Goodwill                                        161,486
                                                                     -------
                        Total assets acquired                        272,819

                     Accounts payable                                 (3,985)
                     Accrued expenses                                (17,655)
                     Long-term debt                                   (7,771)
                     Other long-term obligations                     (16,026)
                                                                    --------
                        Total liabilities assumed                    (45,437)
                                                                    --------
                     Net assets acquired                            $227,382
                                                                    ========

GOODWILL

The carrying amount of goodwill by operating segment is as follows (in thousands):

                                            2004                                                      2003
                     ----------------------------------------------------       ----------------------------------------------------
                       North                                                      North
                      America      Europe    Asia/Pacific    Consolidated        America      Europe     Asia/Pacific   Consolidated
                     --------      ------    ------------    ------------        -------      ------     ------------   ------------
  Balance as of
   January 1          $210,047    $192,508        $12,944        $415,499       $153,683    $157,325       $10,110        $321,118
  Acquisitions          95,344     161,486             71         256,901         49,723       3,397             -          53,120
  Foreign
   currency
   translation           7,936      36,617          1,011          45,564          6,641      31,786         2,834          41,261
                      --------    --------       --------        --------       --------    --------      --------        --------
  Balance as of
   December 31        $313,327    $390,611        $14,026        $717,964       $210,047    $192,508       $12,944        $415,499
                      ========    ========        =======        ========       ========    ========       =======        ========

Of the $256,901,000 in goodwill recorded from acquisitions, $67,557,000 is expected to be deductible for tax purposes, of which $53,716,000 is deductible related to the acquisition of Domus.

All of the company's other intangible assets have definite lives and continue to be amortized over their useful lives, except for $27,732,000 related to trademarks, which have indefinite lives. The company's intangibles consist of the following (in thousands):

                                               December 31, 2004                December 31, 2003
                                               -----------------                -----------------
                                                          Accumulated                         Accumulated
                                       Historical Cost    Amortization     Historical Cost    Amortization
                                       ---------------    ------------     ---------------    ------------
  Customer Lists                               $57,788          $2,737              $6,105           $ 936
  Trademarks                                    27,732               -               4,268               -
  License agreements                             6,518           5,051               6,455           4,464
  Developed Technology                           5,842              80                   -               -
  Patents                                        4,137           1,443               2,180           1,109
  Other                                          7,348           1,842               3,406           1,227
                                               -------         -------             -------          ------
                                              $109,365         $11,153             $22,414          $7,736
                                               =======         =======             =======          ======

INVACARE CORPORATION AND SUBSIDIARIES

OTHER INTANGIBLES

The intangibles recorded on the date of acquisition due to the Domus acquisition were as follows (in thousands):
                                                             Weighted Average
                                         Fair Value          Amortization Period
                                         ----------          -------------------
      Customer relationships              $  42,731               13 years
      Trademarks - Indefinite lives          20,521              Indefinite
      Developed Technology                    5,311               17 years
      Other                                     402                5 years
                                          ---------
      Total                               $  68,965               13 years
                                          =========

Amortization expense related to other intangibles was $3,417,000 and $1,506,000 for 2004 and 2003, respectively. Estimated amortization expense for each of the next five years is expected to be $7,333,000 for 2005, $6,591,000 in 2006, $6,427,000 in 2007, $6,128,000 in 2008 and $5,868,000 in 2009.

INVESTMENT IN AFFILIATED COMPANY

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

As of December 31, 2004, the company had an investment in a development stage company, which is currently pursuing FDA approval to market a product focused on the treatment of post-stroke shoulder pain in the United States. The amount of net advances and investment recorded on the company's books is approximately $3,000,000 at December 31, 2004. Certain of the Company's officers and directors have small minority equity ownership positions in this company. Based on the provisions of FIN 46 and the company's preliminary analysis, the company does not believe that its investment is a VIE as of December 31, 2004. Subsequent to December 31, 2004, the company's board of directors approved an additional funding commitment. Accordingly, the company will be required to consolidate this investment on a prospective basis for the quarter ended March 31, 2005 as the company will be deemed the primary beneficiary of this variable interest entity.

CURRENT LIABILITIES

Accrued expenses as of December 31, 2004 and 2003 consist of the following (in thousands):
                                                            2004           2003
                                                          ------         ------
           Accrued salaries and wages                    $35,280        $31,960
           Accrued warranty cost                          13,998         12,688
           Accrued rebates                                 7,427         13,595
           Accrued taxes other than income taxes           6,419          3,661
           Accrued interest                                5,274          3,998
           Accrued legal and professional                  4,761          2,029
           Accrued freight                                 2,894          4,524
           Accrued insurance                               2,656          2,470
           Accrued product liability, current portion      2,595          2,245
           Other accrued items                            17,546         14,862
                                                          ------         ------
                                                         $98,850        $92,032
                                                          ======         ======

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in EITF 01-09:
Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). The company has experienced significant pricing pressure in the U.S. market for standard products in recent years and has partially reduced prices to our customers in the form of a volume rebate such that the rebates would typically apply only if customers increased their standard product purchases from the company. The decrease in rebates from December 31, 2003 to December 31, 2004 is attributable to the fact that rebate programs in place at December 31, 2003 targeted at Standard Products customers in the U.S. expired during 2004 and were not renewed.

INVACARE CORPORATION AND SUBSIDIARIES

CURRENT LIABILITIES --Continued

Changes in accrued warranty costs were as follows (in thousands):

                                                            2004          2003
                                                          ------        ------
            Balance as of January 1                      $12,688       $11,448
            Warranties provided during the period          8,665         8,557
            Settlements made during the period            (7,977)       (8,288)
            Changes in liability for pre-existing
               warranties during the period,
               including expirations                         622           971
                                                          ------        ------
            Balance as of December 31                    $13,998       $12,688
                                                          ======        ======

LONG-TERM DEBT

Long-term debt as of December 31, 2004 and 2003 consist of the following (in thousands):

                                                                                           2004             2003
                                                                                         ------           ------
$80,000,000 senior notes at 6.71%, due in February 2008                                 $83,304          $85,462
$20,000,000 senior notes at 6.60%, due in February 2005                                  20,000           20,000
$50,000,000 senior notes at 3.97%, due in October 2007                                   50,081           50,560
$30,000,000 senior notes at 4.74%, due in October 2009                                   30,485           30,532
$20,000,000 senior notes at 5.05%, due in October 2010                                   20,433           20,386
Revolving credit agreement ($325,000,000 multi-currency), at 0.675% to
     1.40% above local interbank offered rates, expires October 17, 2006                230,382           20,002
Bridge Credit Agreement                                                                 100,000                -
Other notes                                                                              15,351            7,267
                                                                                         ------           ------
                                                                                        550,036          234,209
Less current maturities                                                                  (2,062)          (2,171)
                                                                                         ------           ------
                                                                                       $547,974         $232,038
                                                                                       ========         ========

The carrying values of the senior notes have been increased by the gains on the interest rate swaps accounted for as fair value hedges.

On January 14, 2005, Invacare Corporation entered into a $450,000,000 multi-currency revolving credit agreement, which expires on January 14, 2010. The facility provides that Invacare, may, upon consent of its lenders, increase the amount of the facility by an additional $100,000,000. The borrowing rates under the revolving credit agreement are determined based on the ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of the company as defined in the agreement, and ranges from LIBOR plus 0.35% to 0.675%.

On September 1, 2004, Invacare Corporation entered into a 364-day, multi-currency bridge credit agreement with a group of commercial banks, with an expiration date of August 31, 2005 or such later date as mutually agreed upon by the company and the banks. Pursuant to the agreement, the company borrowed 100,000,000 Euros in order to provide funds for the company's general corporate purposes, including financing the Domus acquisition and expenses incurred in connection therewith.

In October 2003, Invacare Corporation issued $100,000,000 in senior notes, maturing between 2007 and 2010. In 2001, the company entered into a $325,000,000 5-year, multi-currency revolving credit agreement with a group of commercial banks. The multi-currency revolving credit agreement was to expire on October 17, 2006 or such later date as mutually agreed upon by the company and the banks.

In January 2005, amounts outstanding under both the $325,000,000 revolving credit agreement and the 100,000,000 Euro bridge credit agreement were paid off with the $450,000,000 multi-currency revolving credit agreement described above. In addition, the $20,000,000 senior notes at 6.60%, due in February 2005 were paid off with the new $450,000,000 facility and thus were classified as long-term as of December 31, 2004 as the company had the intent and the ability to pay-off the notes with long-term debt.

Borrowings denominated in foreign currencies aggregated $179,084,000 at December 31, 2004 and $872,000 at December 31, 2003. The borrowing rates under the revolving credit agreement are determined based on the ratio of debt to EBITDA of the company as defined in the agreement and range from 0.675% to 1.40% above the various interbank offered rates. As of December 31, 2004 and 2003, the weighted average floating interest rate on U.S. borrowings was 3.36% and 2.69%, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

LONG-TERM DEBT --Continued

The revolving credit agreement, as amended, bridge credit agreement and senior notes all require the company to maintain certain conditions with respect to net worth, funded debt to capitalization, and interest coverage as defined in the agreements. Under the most restrictive covenants of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $60,800,000 as of December 31, 2004 and up to $108,000,000, effective February 2005, pursuant to the covenants of the new $450,000,000 multi-currency, long-term revolving credit agreement.

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

The aggregate minimum maturities of long-term debt for each of the next five years are as follows: $2,062,000 in 2005, $1,308,000 in 2006, $217,578,000 in
2007,  $81,089,000 in 2008, and $31,108,000 in 2009. Interest paid on borrowings
was   $15,348,000,   $9,450,000  and   $13,465,000  in  2004,   2003  and  2002,
respectively.

Other long-term obligations as of December 31, 2004 and 2003 consist of the following (in thousands):
                                                          2004             2003
                                                        ------           ------
Supplemental Executive Retirement Plan liability       $12,947          $11,048
Product liability                                       14,450            9,664
Deferred federal income taxes                           24,833            2,337
Other, principally deferred compensation                16,341           11,334
                                                        ------           ------
Total long-term obligations                            $68,571          $34,383
                                                       =======          =======

LEASES AND COMMITMENTS

The company leases a substantial portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms of up to 18 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2004, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2014. Lease expenses were approximately $18,663,000 in 2004, $15,803,000 in 2003, and $12,575,000 in 2002.

The amount of buildings and equipment capitalized in connection with capital leases was $16,545,000 and $7,767,000 at December 31, 2004 and 2003,
respectively. At December 31, 2004 and 2003, accumulated amortization was $3,590,000 and $3,003,000, respectively.

Future minimum operating and capital lease commitments as of December 31, 2004, are as follow (in thousands):

                                   Year      Capital Leases     Operating Leases
                                   ----      --------------     ----------------
                                   2005              $1,751              $15,680
                                   2006               1,699                9,039
                                   2007               1,586                5,870
                                   2008               1,538                3,178
                                   2009               1,526                1,872
                             Thereafter              13,439                1,715
                                                    -------              -------
    Total future minimum lease payments              21,539              $37,354
                                                    =======
          Amounts representing interest              (8,262)
Present value of minimum lease payments             $13,277
                                                    =======

INVACARE CORPORATION AND SUBSIDIARIES

RETIREMENT AND BENEFIT PLANS

Substantially all full-time salaried and hourly domestic employees are included in the Invacare Retirement Savings Plan sponsored by the company. The company makes matching cash contributions up to 66.7% of employees' contributions up to 3% of compensation, quarterly contributions based upon 4% of qualified wages and may make discretionary contributions to the domestic plans based on an annual resolution by the Directors.

The company also sponsors a non-qualified 401(k) Plus Benefit Equalization Plan covering certain employees, which provides for employee elective deferrals and company retirement deferrals so that the total retirement deferrals equal amounts that would have been contributed to the company's principal retirement plans if it were not for limitations imposed by income tax regulations.
Contribution expense for the plans in 2004, 2003 and 2002 was $5,860,000, $5,619,000, and $5,444,000, respectively.

The company also sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan for certain key executives. The projected benefit obligation related to this unfunded plan was $30,631,000 and $27,618,000 at December 31, 2004 and 2003, respectively, of which approximately $13,371,000 and $11,517,000, at December 31, 2004 and 2003, respectively, has been accrued. Expense for the plan in 2004, 2003, and 2002 was $2,278,000, $2,108,000, and $2,147,000,
respectively.

In conjunction with these non-qualified plans, the company has invested in life insurance policies related to certain employees to satisfy certain of these future obligations. The current cash surrender value of the policies approximates the current benefit obligations. In addition, the projected policy benefits exceed the projected benefit obligations.

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

The 2003 Performance Plan (the "2003 Plan") allows the Compensation Committee of the Board of Directors (the "Committee") to grant up to 2,000,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock). The 1994 Performance Plan (the "1994 Plan"), as amended, expired in 2004 and allowed the Compensation Committee of the Board of Directors (the "Committee") to grant up to 5,500,000 Common Shares. The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards. During 2004, the Committee granted 615,450 and 11,000 non-qualified stock options for a term of ten years at the fair market value of the company's Common Shares on the date of grant under the 2003 Plan and the 1994 Plan, respectively. There were no stock appreciation rights outstanding at December 31, 2004, 2003 or 2002.

Restricted stock awards for 20,510, 28,894 and 37,289 shares were granted in years 2004, 2003 and 2002 without cost to the recipients. Under the terms of the restricted stock awards, which were initially granted in 2001, 104,213 of the shares granted vest ratably over the four years after the award date and 6,500 of the shares granted vest ratably over the 2 years after the award date. Unearned restricted stock compensation of $911,000 in 2004, $897,000 in 2003 and $1,190,000 in 2002, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period. Compensation expense of $812,000, $643,000 and $757,000 was recognized in 2004, 2003 and 2002, respectively, related to restricted stock awards granted since 2001.

The 1994 Plan and the 2003 Plan have provisions that allow employees to exchange mature shares to pay the exercise price and surrender shares for the options to cover the minimum tax withholding obligation. Under these provisions, the company acquired approximately 53,000 treasury shares for $2,444,000 in 2004, 110,000 treasury shares for $3,199,000 in 2003 and 85,000 treasury shares for $2,863,000 in 2002.

INVACARE CORPORATION AND SUBSIDIARIES

SHAREHOLDERS' EQUITY TRANSACTIONS--(Continued)

As of December 31, 2004, an aggregate of 10,389,393 Common Shares were reserved for conversion of Class B Common Shares, future rights (as defined below) and the exercise and future grant of options.

                                                                     Weighted                   Weighted                   Weighted
                                                                      Average                    Average                    Average
                                                                     Exercise                   Exercise                   Exercise
                                                           2004         Price          2003        Price          2002        Price
                                                           ----         -----          ----        -----          ----        -----
     Options outstanding at January 1                 4,518,890        $27.34     4,257,422       $25.23     4,201,943       $23.27
     Granted                                            626,450         43.89       704,617        36.73       619,868        33.59
     Exercised                                         (449,374)        24.13      (340,665)       19.08      (418,432)       18.28
     Canceled                                           (57,561)        34.75      (102,484)       33.02      (145,957)       27.32
                                                      ---------        ------     ---------       ------     ---------       ------
     Options outstanding at December 31               4,638,405        $29.81     4,518,890       $27.34     4,257,422       $25.23
                                                      =========        ======     =========       ======     =========       ======

     Options price range at December 31               $16.03 to                   $15.13 to                  $11.88 to
                                                         $47.35                      $43.37                     $36.84

     Options exercisable at December 31               2,963,385                   2,796,100                  2,347,721
     Options available for grant at December 31*      1,033,858                   1,670,600                    296,860

* Options available for grant as of December 31, 2004 reduced by net restricted stock award activity of 108,713.

The following table summarizes information about stock options outstanding at December 31, 2004:

                                              Options Outstanding                                      Options Exercisable
                                              -------------------                                      -------------------
                              Number            Weighted Average                                  Number
                            Outstanding             Remaining          Weighted Average         Exercisable         Weighted Average
    Exercise Prices         At 12/31/04         Contractual Life        Exercise Price          At 12/31/04          Exercise Price
    ---------------         -----------         ----------------        --------------          -----------          --------------
    $16.03 - $19.50            513,873              3.8 years               $18.25                 513,873               $18.25
    $20.06 - $24.75          1,266,484                 3.9                  $23.67               1,066,484               $23.72
    $25.13 - $29.85            723,042                 4.4                  $25.30                 723,042               $25.30
    $30.02 - $34.54            694,753                 7.4                  $32.54                 387,718               $32.82
    $36.10 - $37.70            823,891                 8.3                  $37.29                 272,268               $37.06
    $40.07 - $47.35            616,362                 9.7                  $44.29                       -                    -
                             ---------                 ---                  ------               ---------               ------
         Total               4,638,405                 6.0                  $29.41               2,963,385               $25.57

The company utilizes the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans, except the expense recorded related to the 110,713 restricted stock awards granted in years 2001 through 2004.

The assumption regarding the stock options issued in 2004, 2003 and 2002 was that 25% of such options vested in the year following issuance. The stock options awarded during such years provided a four-year vesting period whereby options vest equally in each year. Current and prior years' pro forma disclosures may be adjusted for forfeitures of awards that will not vest because service or employment requirements have not been met.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                2004          2003         2002
                                                ----          ----         ----
       Expected dividend yield                  .63%          .75%         .80%
       Expected stock price volatility         28.8%         29.6%        31.4%
       Risk-free interest rate                 3.67%         3.31%        3.26%
       Expected life (years)                    5.6           5.5          5.4

The weighted-average fair value of options granted during 2004, 2003 and 2002, based upon an expected exercise year of 2010, was $13.58, $11.03 and $10.71, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

SHAREHOLDERS' EQUITY TRANSACTIONS --Continued

The plans provide that shares granted come from the company's authorized but unissued Common Shares or treasury shares. Pursuant to the plans, the Committee has established that the 2004 grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. The weighted-average remaining contractual life of options outstanding at December 31, 2004 is 6.0 years.

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

CAPITAL STOCK

Capital stock activity for 2004, 2003 and 2002 consisted of the following (in thousands of shares):

                                                                                       Common Stock      Class B      Treasury
                                                                                          Shares         Shares        Shares
                                                                                       ----------------------------------------
                 January 1, 2002 Balance                                                       29,838      1,112          (249)
                 Exercise of stock options                                                        419          -           (85)
                 Stock awards                                                                      37          -             -
                 Repurchase of treasury shares                                                      -          -           (53)
                 --------------------------------------------------------------------------------------------------------------
                 December 31, 2002 Balance                                                     30,294      1,112          (387)
                 Exercise of stock options                                                        416          -          (110)
                 Stock awards                                                                      29          -             -
                 Repurchase of treasury shares                                                      -          -          (273)
                 --------------------------------------------------------------------------------------------------------------
                 December 31, 2003 Balance                                                     30,739      1,112          (770)
                 Exercise of stock options                                                        449          -           (53)
                 Stock awards                                                                      21          -             -
                 Repurchase of treasury shares                                                      -          -          (111)
                 --------------------------------------------------------------------------------------------------------------
                 December 31, 2004 Balance                                                     31,209      1,112          (934)
                                                                                               ======      =====         =====

Stock option exercises in 2003 include deferred share activity, which increased common shares by 75,000 shares and treasury shares by 5,000 shares.

INVACARE CORPORATION AND SUBSIDIARIES

OTHER COMPREHENSIVE EARNINGS (LOSS)

The components of other comprehensive earnings (loss) are as follows (in thousands):

                                                                                                       Unrealized Gain
                                                                                    Unrealized Gain       (Loss) on
                                                                      Currency         (Loss) on          Derivative
                                                                     Translation    Available-for-Sale    Financial
                                                                     Adjustments       Securities         Instruments        Total
                                                                     ---------------------------------------------------------------
Balance at January 1, 2002                                            $(47,832)          $ 743             $(1,040)        $(48,129)
Foreign currency translation adjustments                                28,214                                               28,214
Unrealized loss on available for sale securities                                          (251)                                (251)
Deferred  tax benefit  relating to  unrealized  loss on available
    for sale securities                                                                     88                                   88
Current period unrealized gain on cash flow hedges, net of
    reclassifications                                                                                        2,074            2,074
Deferred tax expense  relating to  unrealized  gain on derivative
    financial instruments                                                                                     (725)            (725)
                                                                     ---------------------------------------------------------------
Balance at December 31, 2002                                           (19,618)            580                 309          (18,729)

Foreign currency translation adjustments                                66,185                                               66,185
Unrealized gain on available for sale securities                                           146                                  146
Deferred tax liability relating to unrealized gain on available
     for sale securities                                                                   (51)                                 (51)
Current period unrealized gain on cash flow hedges, net of
     reclassifications                                                                                       5,394            5,394
Deferred tax expense  relating to  unrealized  gain on derivative
     financial instruments                                                                                  (1,888)          (1,888)
                                                                     ---------------------------------------------------------------
Balance at December 31, 2003                                            46,567             675               3,815           51,057

Foreign currency translation adjustments                                57,903                                               57,903
Unrealized loss on available for sale securities                                           (14)                                 (14)
Deferred  tax benefit  relating to  unrealized  loss on available
     for sale securities                                                                     5                                    5
Current period unrealized loss on cash flow hedges, net of
     reclassifications                                                                                      (6,649)          (6,649)
Deferred tax benefit  relating to  unrealized  loss on derivative
     financial instruments                                                                                   2,327            2,327
                                                                     ---------------------------------------------------------------
Balance at December 31, 2004                                          $104,470            $666               $(507)        $104,629
                                                                     ===============================================================

Net gains of $6,650,000 and $500,000 and a net loss of $402,000 were reclassified into earnings related to derivative instruments designated and qualifying as cash flow hedges in 2004, 2003 and 2002, respectively.

INCOME TAXES

Earnings before income taxes consist of the following (in thousands):

                                     2004                2003              2002
                                  -------             -------           -------
          Domestic                $57,557             $59,027           $51,512
          Foreign                  52,815              47,382            45,018
                                  -------             -------           -------
                                 $110,372            $106,409           $96,530
                                  =======             =======            ======

INVACARE CORPORATION AND SUBSIDIARIES

INCOME TAXES --Continued

The company has provided for income taxes as follows (in thousands):

                                     2004                2003              2002
                                  -------             -------           -------
           Current:
             Federal              $14,075             $16,635           $21,415
             State                  2,800               3,200             2,200
             Foreign               14,050              11,960            11,195
                                  -------             -------           -------
                                   30,925              31,795            34,810

           Deferred:
             Federal                2,225               1,625            (4,620)
             Foreign                2,025               1,580             1,570
                                  -------             -------           -------
                                    4,250               3,205            (3,050)
                                  -------             -------           -------
           Income Taxes           $35,175             $35,000           $31,760
                                  =======             =======           =======

A reconciliation to the effective income tax rate from the federal statutory rate follows:

                                                  2004       2003       2002
                                                  ----       ----       ----
          Statutory federal income tax rate       35.0%      35.0%      35.0%
          State and local income taxes, net of
            federal income tax benefit             1.6        2.0        1.5
          Tax credits                             (1.6)      (1.4)      (2.3)
          Foreign taxes at less than the federal
            statutory rate                        (2.1)      (2.9)      (2.6)
          Other, net                              (1 0)        .2        1.3
                                                  ----       ----       ----
                                                  31.9%      32.9%      32.9%
                                                  ====       ====       ====

Significant components of deferred income tax assets and liabilities at December 31, 2004 and 2003 are as follows (in thousands):

                                                           2004            2003
                                                          -----           -----
          Current deferred income tax assets, net:
               Loss carryforwards                        $7,620          $1,162
               Bad debt                                   4,366           7,773
               Warranty                                   3,157           3,094
               State and local taxes                      3,048           2,422
               Other accrued expenses and reserves        2,219           2,118
               Inventory                                  1,816           1,931
               Litigation reserves                            -           2,177
               Compensation and benefits                  1,240             968
               Product liability                            292             291
               Other, net                                (2,028)          2,637
                                                          -----           -----
                                                        $21,730         $24,573

INVACARE CORPORATION AND SUBSIDIARIES

INCOME TAXES --Continued
                                                          2004             2003
                                                         -----            -----
                                                             (In thousands)
          Long-term deferred income tax assets
         (liabilities), net:
               Goodwill & intangibles                  (35,431)          (3,310)
               Fixed assets                            (15,169)         (11,003)
               Compensation and benefits                 9,642            8,219
               Loss carryforwards                        6,429            1,001
               Product liability                         3,391            1,282
               State and local taxes                     2,400            2,400
               Valuation reserve                             -           (1,001)
               Other, net                                3,905               75
                                                         -----            -----
                                                     $ (24,833)        $ (2,337)
                                                         -----            -----
          Net Deferred Income Taxes                    $(3,103)         $22,236
                                                        ======           ======

At December 31, 2004, the company had federal foreign tax loss carryforwards of approximately $47,625,000 of which $43,990,000 are non-expiring, $890,000 are expiring in 2009 and $2,745,000 are expiring in 2010. At December 31, 2004 the company also has $17,550,000 of local foreign tax loss carryforwards, which are non-expiring. The loss carryforward amounts include $43,200,000 of federal and $17,550,000 of local loss carryforwards acquired in 2004 acquisitions. The company made income tax payments of $30,180,000, $25,173,000 and $28,769,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

NET EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net earnings per common share.

                                                 2004       2003       2002
                                                 ----       ----       ----
                                            (In thousands except per share data)
    Basic
      Average common shares outstanding        31,153     30,862      30,867

      Net earnings                            $75,197    $71,409     $64,770

      Net earnings per common share             $2.41      $2.31       $2.10

    Diluted
      Average common shares outstanding        31,153     30,862      30,867
      Stock options                             1,194        867         797
                                                 ----       ----        ----
      Average common shares assuming dilution  32,347     31,729      31,664

      Net earnings                            $75,197    $71,409     $64,770

      Net earnings per common share             $2.33      $2.25       $2.05

At December 31, 2004 and 2003, 21,167 and 501,067 shares, respectively were excluded from the average common shares assuming dilution, as they were anti-dilutive. In 2004, the majority of the anti-dilutive shares were granted at an exercise price of $47.35, which was higher than the average fair market value price of $44.39 for 2004. In 2003, the majority of the anti-dilutive shares were granted at an exercise price of $37.70, which was higher than the average fair market value price of $35.29 for 2003.

INVACARE CORPORATION AND SUBSIDIARIES

CONCENTRATION OF CREDIT RISK

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. Prior to December 2000, the company financed equipment to certain customers for periods ranging from 6 to 39 months. In December 2000, Invacare entered into an agreement with DLL, a third party financing company, to provide the majority of future lease financing to Invacare's customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a limited recourse obligation ($50,010,000 at December 31, 2004) to DLL for events of default under the contracts (total balance outstanding of $104,447,000 at December 31, 2004). Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability for this guarantee obligation. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with SFAS No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The company in estimating its fair value disclosures for financial instruments used the following methods and assumptions:

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

Interest Rate Swaps: The company is a party to interest rate swap agreements, which are entered into, in the normal course of business to reduce exposure to fluctuations in interest rates. The agreements are with major financial institutions, which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The agreements are contracts to exchange fixed rate payments for floating rate payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the interest rate swap agreements are accrued consistent with the terms of the agreements and market interest rates. Fair value for the company's interest rate swaps are based on independent pricing models.

Other investments: The company has made other investments in limited partnerships and non-marketable equity securities, which are accounted for using the cost method, adjusted for any estimated declines in value. These investments were acquired in private placements and there are no quoted market prices or stated rates of return.

INVACARE CORPORATION AND SUBSIDIARIES

FAIR VALUES OF FINANCIAL INSTRUMENTS --Continued

The carrying amounts and fair values of the company's financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

                                        2004                      2003
                                        ----                      ----
                               Carrying        Fair      Carrying         Fair
                                  Value       Value         Value        Value
                                -------      ------       -------       ------
    Cash and cash equivalents   $32,567     $32,567       $16,074      $16,074
    Marketable securities           199         199           214          214
    Other investments             8,213       8,213         7,642        7,642
    Installment receivables      14,746      14,746         8,279        8,279
    Long-term debt (including
      current maturities)       550,036     551,431       234,209      237,584
    Interest rate swaps           4,302       4,302         6,615        6,615
    Forward contracts              (780)       (780)        6,196        6,196

Forward Contracts: The company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are entered into to hedge the following currencies: USD, NZD, CAD, EUR, SEK, DKK and AUD. The company does not use derivative financial instruments for speculative purposes.

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The company recognized gains of $6,961,000 in 2004, $1,292,000 in 2003, and $1,184,000 in 2002, which were recognized in cost of products sold and selling, general and administrative expenses.

BUSINESS SEGMENTS

The company operates in three primary business segments based on geographical area: North America, Europe and Asia/Pacific. The three reportable segments represent operating groups, which offer products to different geographic regions.

The North America segment sells each of five primary product lines, which includes: standard, rehab, distributed, respiratory, and continuing care products. Europe and Asia/Pacific sell the same product lines with the exception of distributed products. Each business segment sells to the home health care, retail and extended care markets.

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company's consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers is not considered in evaluating segment performance. Intersegment revenue for reportable segments are $83,135,000, $74,835,000 and $61,178,000 for the years ended December 31, 2004, 2003 and
2002, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS--Continued

The information by segment is as follows (in thousands):

                                              2004          2003          2002
   ----------------------------------------------------------------------------
   Revenues from external customers
        North America                   $1,002,273      $897,208      $793,464
        Europe                             336,792       279,782       251,443
        Asia/Pacific                        64,262        70,186        44,254
                                         ---------     ---------     ---------
        Consolidated                    $1,403,327    $1,247,176    $1,089,161
                                         =========     =========     =========

   Depreciation and amortization
        North America                      $20,644       $18,551       $19,232
        Europe                               8,687         6,315         5,699
        Asia/Pacific                         2,911         2,261         1,623
        All Other (1)                           74           108            84
                                         ---------     ---------     ---------
        Consolidated                       $32,316       $27,235       $26,638
                                         =========     =========     =========

   Net interest expense (income)
        North America                       $8,940        $7,780       $11,910
        Europe                               4,924         4,220         5,256
        Asia/Pacific                          (664)         (602)         (282)
        All Other (1)                       (2,104)       (5,161)       (6,312)
                                         ---------     ---------     ---------
        Consolidated                       $11,096        $6,237       $10,572
                                         =========     =========     =========

   Earnings (loss) before income taxes
        North America                      $95,883       $88,299       $76,548
        Europe                              18,705        19,132        19,020
        Asia/Pacific                         1,430         5,997         5,740
        All Other (1)                       (5,646)       (7,019)       (4,778)
                                         ---------     ---------     ---------
        Consolidated                      $110,372      $106,409       $96,530
                                         =========     =========     =========

   Assets
        North America                     $778,820      $616,352      $510,135
        Europe                             710,510       348,063       295,085
        Asia/Pacific                        69,685        56,403        41,185
        All Other (1)                       69,109        87,395        60,298
                                         ---------     ---------     ---------
        Consolidated                    $1,628,124    $1,108,213      $906,703
                                         =========     =========     =========

   Long-lived assets
        North America                     $428,308      $307,736      $252,624
        Europe                             548,843       236,591       194,212
        Asia/Pacific                        31,797        24,492        15,831
        All Other (1)                       53,905        64,672        45,224
                                         ---------     ---------     ---------
        Consolidated                    $1,062,853      $633,491      $507,891
                                         =========     =========     =========

   Expenditures for assets
        North America                      $14,897       $12,513       $11,172
        Europe                              20,064        11,933         7,956
        Asia/Pacific                         6,441         6,203         2,381
        All Other (1)                            1            11           600
                                         ---------     ---------     ---------
        Consolidated                       $41,403       $30,660       $22,109
                                         =========     =========     =========

(1) Consists of the domestic export unit, un-allocated corporate selling, general and administrative costs, the Invacare captive insurance unit and inter-company profits, which do not meet the quantitative criteria for
     determining   reportable   segments.

INVACARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS--Continued

Net sales by product, are as follows (in thousands):

      North America                           2004          2003          2002
      -------------                      ---------      --------      --------
      Standard                            $257,668      $274,959      $282,627
      Rehab                                280,339       273,063       211,096
      Distributed                          205,130       162,645       146,573
      Respiratory                          161,247       118,115        82,528
      Continuing Care                       76,578        48,321        40,452
      Other                                 21,311        20,105        30,188
                                         ---------      --------      --------
                                        $1,002,273      $897,208      $793,464
                                         =========      ========      ========

      Europe                                  2004          2003          2002
      ------                             ---------      --------      --------
      Standard                            $200,064      $142,777      $130,617
      Rehab                                128,316       129,167       113,162
      Respiratory                            8,412         7,838         7,664
                                         ---------      --------      --------
                                          $336,792      $279,782      $251,443
                                         =========      ========      ========

      Asia/Pacific                            2004          2003          2002
      ------------                       ---------      --------      --------
      Rehab                                $34,273       $46,832       $32,752
      Respiratory                            8,162         6,584         4,207
      Standard                               7,721         6,427         4,680
      Other                                 14,106        10,343         2,615
                                         ---------      --------      --------
                                           $64,262       $70,186       $44,254
                                         =========      ========      ========

      Total Consolidated                $1,403,327    $1,247,176    $1,089,161
                                         =========     =========     =========

No single customer accounted for more than 5% of the company's sales.

INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                                QUARTER ENDED
                                                                                -------------
                                                                      (In thousands, except per share data)
                        2004                             March 31,         June 30,     September 30,      December 31,
                        ----                            ---------        ---------         ---------         ---------
    Net sales                                            $321,343         $339,288          $349,507          $393,189
    Gross profit                                           93,379          102,124           106,076           117,013
    Earnings before income taxes                           21,041           26,698            32,614            30,019
    Net earnings                                           14,201           18,023            22,529            20,444
    Net earnings per share - basic                            .46              .58               .72               .65
    Net earnings per share - assuming
       dilution                                               .44              .56               .70               .63

                        2003                             March 31,         June 30,     September 30,      December 31,
                        ----                            ---------         ---------        ---------         ---------
    Net sales                                            $276,673         $300,114          $327,366          $343,023
    Gross profit                                           80,451           87,834            98,452           107,924
    Earnings before income taxes                           18,267           23,022            29,812            35,308
    Net earnings                                           12,257           15,447            20,007            23,698
    Net earnings per share - basic                            .40              .50               .65               .76
    Net earnings per share - assuming
       dilution                                               .39              .49               .63               .74

INVACARE CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  (In thousands)                  COL A.          COL B.         COL C.          COL D.
                                                  ------          ------         ------          ------

                                                  Balance       Charged To                     Balance
                                               At Beginning      Cost And    Deductions         At End
                                                 Of Period       Expenses     Describe        Of Period
      Year Ended December 31, 2004             ------------      --------    ----------       ---------
      ----------------------------
      Deducted from asset accounts -

           Allowance for doubtful accounts        $27,704         $11,222    $(23,350)(A)       $15,576

           Inventory obsolescence reserve           8,715           2,609      (1,792)(B)         9,532

           Investments and related notes           29,540               -           -            29,540
             receivable

      Accrued warranty cost                        12,688           9,287      (7,977)(B)        13,998

      Accrued product liability                    11,909           8,202      (3,066)(C)        17,045

      Year Ended December 31, 2003
      ----------------------------
      Deducted from asset accounts -

           Allowance for doubtful accounts        $32,732         $13,760    $(18,788)(A)       $27,704

           Inventory obsolescence reserve           5,337           6,623      (3,245)(B)         8,715

           Investments and related notes           29,000             540           -            29,540
             receivable

      Accrued warranty cost                        11,448           9,528      (8,288)(B)        12,688

      Accrued product liability                     8,272           8,058      (4,421)(C)        11,909

      Year Ended December 31, 2002
      ----------------------------
      Deducted from asset accounts -

          Allowance for doubtful accounts         $28,797         $10,792     $(6,857)(A)       $32,732

          Inventory obsolescence reserve            5,463           2,137      (2,263)(B)         5,337

          Investments and related notes            29,000               -           -            29,000
             receivable

      Accrued warranty cost                         7,607          11,695      (7,854)(B)        11,448

      Accrued product liability                     5,816           5,086      (2,630)(C)         8,272

       Note (A) - Uncollectible accounts written off, net of recoveries.

       Note (B) - Amounts written off or payments incurred.

       Note (C) - Loss and loss adjustment.

                                                                      Exhibit 21
Invacare Corporation Subsidiaries
---------------------------------
1.   2030604 Ontario, Inc., an Ontario corporation and wholly owned subsidiary.

2. 3080359 Nova Scotia Company, a Nova Scotia corporation and wholly owned subsidiary.

3.   6123449 Canada, Inc., a Canadian corporation and wholly owned subsidiary.

4. Adaptive Switch Laboratories, Inc., a Texas corporation and wholly owned subsidiary.

5.   Alber GmbH, Wurenlos, a Swiss corporation and wholly owned subsidiary.

6.   Aquatec GmbH, Isny, a German limited liability company.

7. Carroll Healthcare (USA) Inc., a Nevada corporation and wholly owned subsidiary.

8. Carroll Healthcare Inc. (Chile) Limitada, a Chilean corporation and wholly owned subsidiary.

9.   Carroll   Healthcare,   Inc.,  an  Ontario  corporation  and  wholly  owned
     subsidiary.

10.  Champion Manufacturing Inc., a Delaware corporation.

11.  Dolomite AB, Gislaved, a Swedish corporation and wholly owned subsidiary.

12. Dolomite Holding AB, Gislaved, a Swedish corporation and wholly owned subsidiary.

13.  Dynamic Controls, a New Zealand corporation and wholly owned subsidiary.

14.  Dynamic Europe Limited, a U.K. corporation and wholly owned subsidiary.

15.  EC-Hong AS, a Danish corporation and wholly owned subsidiary.

16.  Freedom Designs, Inc., a California corporation and wholly owned subsidiary

17.  Garden  City  Medical  Inc.,  a  Delaware   corporation  and  wholly  owned
     subsidiary.

18.  Groas A/S, a Norwegian corporation and wholly owned subsidiary.

19.  Healthtech, Inc., a Missouri corporation and wholly owned subsidiary.

20.  Invacare AB, a Swedish corporation and wholly owned subsidiary.

21.  Invacare AG, a Swiss corporation and wholly owned subsidiary.

22.  Invacare AS, a Danish corporation and wholly owned subsidiary.

23.  Invacare AS, a Norwegian corporation and wholly owned subsidiary.

24. Invacare Australia Pty Limited, an Australian corporation and wholly owned subsidiary.

25.  Invacare Bencraft, a U.K. corporation and wholly owned subsidiary.

26.  Invacare BV, a Netherlands corporation and wholly owned subsidiary.

27. Invacare Canada Holdings, Inc., a Canadian corporation and wholly owned subsidiary.

Invacare Corporation Subsidiaries
---------------------------------
28.  Invacare Canada Inc., an Ontario corporation and wholly owned subsidiary.

29. Invacare Canadian Holdings, Inc., a Delaware corporation and wholly owned subsidiary.

30.  Invacare  Credit   Corporation,   an  Ohio  corporation  and  wholly  owned
     subsidiary.

31.  Invacare   Deutschland   GmbH,  a  German   corporation  and  wholly  owned
     subsidiary.

32. Invacare Florida Corporation, a Delaware corporation and wholly owned subsidiary.

33. Invacare Germany Holding GmbH, a German corporation and wholly owned subsidiary

34.  Invacare GmbH and Co. KG, a German corporation and wholly owned subsidiary.

35.  Invacare Holding AB, a Swedish corporation and wholly owned subsidiary.

36.  Invacare Holding BV, a Netherlands corporation and wholly owned subsidiary.

37.  Invacare Holding Two AB, a Swedish corporation and wholly owned subsidiary.

38.  Invacare Holdings AS, a Norwegian corporation and wholly owned subsidiary.

39.  Invacare Holdings CV, a Netherlands wholly owned partnership subsidiary.

40. Invacare Holdings LLC, an Ohio limited liability corporation and wholly owned subsidiary.

41. Invacare Holdings New Zealand, a New Zealand corporation and wholly owned subsidiary.

42. Invacare Holdings Two BV, a Netherlands corporation and wholly owned subsidiary.

43. Invacare International Corporation, an Ohio corporation and wholly owned subsidiary.

44.  Invacare   International   SARL,  a  Swiss  corporation  and  wholly  owned
     subsidiary.

45.  Invacare Ltd., a U.K. corporation and wholly owned subsidiary.

46. Invacare Mauritius Holdings, a Republic of Mauritius Company and wholly owned subsidiary.

47.  Invacare MeccSan SrL, an Italian corporation and wholly owned subsidiary.

48. Invacare Medical Equipment (Kunshan) Company, Ltd., a Chinese company and wholly owned subsidiary.

49. Invacare Medical Equipment (Suzhou) Company, Ltd., a Chinese company and wholly owned subsidiary.

50.  Invacare  New  Zealand,   a  New  Zealand   corporation  and  wholly  owned
     subsidiary.

51.  Invacare NV, a Belgium corporation and wholly owned subsidiary.

52.  Invacare Poirier SAS, a French corporation and wholly owned subsidiary.

53.  Invacare Rea AB, a Swedish corporation and wholly owned subsidiary.

54. Invacare Supply Group, Inc. (formerly Suburban Ostomy Supply Company, Inc.), a Massachusetts corporation and wholly owned subsidiary.

55. Invacare Trading Company, Inc., a United States Territory of the Virgin Islands corporation and wholly owned subsidiary.

Invacare Corporation Subsidiaries
---------------------------------
56.  Invacare   Verwaltungs   GmbH,  a  German   corporation  and  wholly  owned
     subsidiary.

57. Invacare(Portugual) - Sociedade Industrial e Comercial de Ortopedia., Lda., a Portugal company and wholly owned subsidiary.

58.  Invacare, S.A., a Spanish corporation and wholly owned subsidiary.

59. Invamex S.A. de R.L. de C.V., a Mexican corporation and wholly owned subsidiary.

60. Invatection Insurance Company, a Vermont corporation and wholly owned subsidiary.

61.  Medbloc, Inc., a Delaware corporation and wholly owned subsidiary.

62. Mobilite Building Corporation, a Florida corporation and wholly owned subsidiary.

63. Mobitec Mobilitatshilfen Ges.m.b.H., Tiefgraben, an Austrian corporation and wholly owned subsidiary.

64.  Mobitec  Rehab  AG,  Wurenlos,   a  Swiss   corporation  and  wholly  owned
     subsidiary.

65. Mobitec S.a.r.l., Venissieux, A French corporation and wholly owned subsidiary.

66.  Motion Concepts, L.P., an Ontario wholly owned partnership.

67. Perpetual Motion Enterprises Inc., an Ontario corporation and wholly owned subsidiary.

68. Pro-Med Australia Pty. Limited., an Australian corporation and wholly owned subsidiary.

69. Pro-Med Equipment Pty. Limited, an Australian corporation and wholly owned subsidiary.

70. Roller Chair Pty. Limited, an Australian corporation and wholly owned subsidiary.

71.  Samarite B.V., a Netherlands corporation and wholly owned subsidiary.

72.  Scandinavian   Mobility  GmbH,  a  German   corporation  and  wholly  owned
     subsidiary.

73. Scandinavian Mobility International AS, a Danish corporation and wholly owned subsidiary.

74.  Sci Des Hautes Roches, a French partnership and wholly owned subsidiary.

75.  Silcraft Corporation, a Michigan corporation and wholly owned subsidiary.

76. The Aftermarket Group, Inc., a Delaware corporation and wholly owned subsidiary.

77.  Ulrich Alber GmbH, Albstadt, a German limited liability company.

78.  WP Domus GmbH, a German corporation and wholly owned subsidiary.

79.  WP Gesundheits Verwaltungs GmbH, a German limited liability company .


--------------------------------------------------------------------------------
Note, "Wholly owned subsidiary" refers to indirect, as well as direct, wholly owned subsidiaries.

                                                                      Exhibit 23

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Forms S-8, No. 33-45993 dated February 24, 1992, No. 33-87052 dated December 5, 1994, No. 33-57978 dated March 30, 2001 and No. 333-109794 dated October 17,
2003) pertaining to the Invacare Corporation stock option plans of our reports dated March 4, 2005, with respect to the consolidated financial statements and schedule of Invacare Corporation and subsidiaries, Invacare Corporation management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Invacare Corporation, included in this Annual Report (Form 10-K) for the year ended December 31, 2004.



                                                           /S/ ERNST & YOUNG LLP



Cleveland, Ohio
March 4, 2005