Form 10-Q
period 2005-03-31
INVACARE CORP
filed 2005-05-09
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2005
                               -------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 4, 2005, the Company had 30,493,890 Common Shares and 1,111,965 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------


Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  March 31, 2005 and December 31, 2004........................3

         Condensed Consolidated Statement of Earnings -

                  Three Months Ended March 31, 2005 and 2004..................4

         Condensed Consolidated Statement of Cash Flows -

                  Three Months Ended March 31, 2005 and 2004..................5

         Notes to Condensed Consolidated Financial

                  Statements - March 31, 2005.................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........21

Item 4.  Controls and Procedures..............................................21

Part II.  OTHER INFORMATION:
---------------------------

Item 6.  Exhibits.............................................................22

SIGNATURES....................................................................22

Part I.  FINANCIAL INFORMATION
Item 1...         Financial Statements

                      INVACARE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                                                                        March 31,           December 31,
                                                                                             2005                   2004
                                                                                             ----                   ----
                                                                                       (unaudited)
ASSETS                                                                                           (In thousands)
------
CURRENT ASSETS
..........Cash and cash equivalents                                                        $16,760                $32,567
..........Marketable securities                                                                277                    199
..........Trade receivables, net                                                           282,801                287,950
..........Inventories, net                                                                 183,585                175,883
..........Deferred income taxes                                                             21,090                 21,730
..........Other current assets                                                              47,382                 46,822
                                                                                          -------                -------
..........         TOTAL CURRENT ASSETS                                                    551,895                565,151

OTHER ASSETS                                                                               46,455                 55,634
OTHER INTANGIBLES                                                                         103,307                 98,212
PROPERTY AND EQUIPMENT, NET                                                               191,972                191,163
GOODWILL                                                                                  723,571                717,964
                                                                                          -------                -------
..........         TOTAL ASSETS                                                         $1,617,200             $1,628,124
                                                                                       ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
..........Accounts payable                                                                $130,928               $149,413
..........Accrued expenses                                                                  85,332                 98,850
..........Accrued income taxes                                                               6,999                  7,816
..........Current maturities of long-term obligations                                        1,746                  2,062
                                                                                          -------                -------
..........         TOTAL CURRENT LIABILITIES                                               225,005                258,141

LONG-TERM DEBT                                                                            552,990                547,974

OTHER LONG-TERM OBLIGATIONS                                                                74,285                 68,571

SHAREHOLDERS' EQUITY
..........Preferred shares                                                                       -                      -
..........Common shares - par $0.25                                                          7,857                  7,803
..........Class B common shares - par $0.25                                                    278                    278
..........Additional paid-in-capital                                                       129,644                123,793
..........Retained earnings                                                                563,905                550,753
..........Accumulated other comprehensive earnings                                         101,929                104,629
..........Unearned compensation on stock awards                                             (2,361)                (1,557)
..........Treasury shares                                                                  (36,332)               (32,261)
                                                                                          -------                -------
..........         TOTAL SHAREHOLDERS' EQUITY                                              764,920                753,438
                                                                                          -------                -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $1,617,200             $1,628,124
                                                                                       ==========             ==========
See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Earnings - (unaudited)
<

                                                                                                  Three Months Ended
(In thousands except per share data)                                                                  March 31,
                                                                                              2005                   2004
                                                                                           -------                -------
Net sales                                                                                 $370,944               $321,343
Cost of products sold                                                                      261,100                227,964
                                                                                           -------                -------
    Gross profit                                                                           109,844                 93,379
Selling, general and administrative expense                                                 83,962                 71,238
Interest expense                                                                             6,986                  2,759
Interest income                                                                               (994)                (1,659)
                                                                                           -------                -------
    Earnings before income taxes                                                            19,890                 21,041
Income taxes                                                                                 6,345                  6,840
                                                                                           -------                -------
    NET EARNINGS                                                                          $ 13,545               $ 14,201
                                                                                           =======                =======
    DIVIDENDS DECLARED PER
       COMMON SHARE                                                                         0.0125                 0.0125
                                                                                           =======                =======

Net Earnings per Share - Basic                                                              $ 0.43                 $ 0.46
                                                                                           =======                =======
Weighted Average Shares Outstanding - Basic                                                 31,359                 31,094
                                                                                           =======                =======
Net Earnings per Share - Assuming Dilution                                                  $ 0.42                 $ 0.44
                                                                                           =======                =======
Weighted Average Shares Outstanding -
   Assuming Dilution                                                                        32,534                 32,272
                                                                                           =======                =======


See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                              2005                   2004
                                                                                           -------                -------
OPERATING ACTIVITIES                                                                              (In  thousands)
         Net earnings                                                                     $ 13,545               $ 14,201
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                 10,132                  6,997
              Provision for losses on trade and installment receivables                      1,696                  1,518
              Provision for deferred income taxes                                            3,183                    536
              Provision for other deferred liabilities                                         569                    717
         Changes in operating assets and liabilities:
              Trade receivables                                                              5,398                    184
              Installment sales contracts, net                                              (1,785)                   (41)
              Inventories                                                                  (14,988)                 5,980
              Other current assets                                                           1,911                  2,368
              Accounts payable                                                             (11,322)                 7,872
              Accrued expenses                                                             (11,945)               (13,716)
              Other deferred liabilities                                                       111                  3,668
                                                                                           -------                -------
                  NET CASH PROVIDED (USED) BY OPERATING
                     ACTIVITIES                                                             (3,495)                30,284

INVESTING ACTIVITIES
         Purchases of property and equipment - net                                          (8,907)                (8,355)
         Other long term assets                                                                289                 (2,395)
         Business acquisitions, net of cash acquired                                        (9,252)               (31,078)
         Other                                                                              (1,620)                   843
                                                                                           -------                -------
                  NET CASH USED FOR INVESTING ACTIVITIES                                   (19,490)               (40,985)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                  138,634                107,236
         Payments on revolving lines of credit, long-term debt
               and capital lease obligations                                              (130,490)              (111,119)
         Net proceeds from exercise of stock options                                          (243)                 3,664
         Payment of dividends                                                                 (387)                  (389)
                                                                                           -------                -------
                  NET CASH PROVIDED (USED) FOR FINANCING
                  ACTIVITIES                                                                 7,514                   (608)
Effect of exchange rate changes on cash                                                       (336)                  (306)
                                                                                           -------                -------
Decrease in cash and cash equivalents                                                      (15,807)               (11,615)
Cash and cash equivalents at beginning of period                                            32,567                 16,074
                                                                                           -------                -------
Cash and cash equivalents at end of period                                                $ 16,760               $  4,459
                                                                                           =======                =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                                 March 31, 2005

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2005, the results of its operations for the three months ended March 31, 2005 and 2004, respectively, and changes in its cash flows for the three months ended March 31, 2005 and 2004, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 28 quarter end. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions are eliminated.

Reclassifications - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the period ended March 31, 2005.

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

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the Company's consolidated financial statements. Intersegment net sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment net sales and transfers are not considered in evaluating segment performance. Intersegment net sales for reportable segments was $22,758,000 for the three months ended March 31, 2005 and $19,343,000 for the same period in the preceding year.

The information by segment is as follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                        2005               2004
                                                     -------            -------
   Revenues from external customers
        North America                               $250,940           $237,283
        Europe                                       102,091             69,338
        Asia/Pacific                                  17,913             14,722
                                                     -------            -------
        Consolidated                                $370,944           $321,343
                                                     =======            =======

   Earnings (loss) before income taxes
        North America                                $19,405            $21,871
        Europe                                         3,882              1,140
        Asia/Pacific                                  (1,704)               437
        All Other *                                   (1,693)            (2,407)
                                                      -------           -------
        Consolidated                                 $19,890            $21,041
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

                                                          Three Months Ended
                                                               March 31,
                                                        2005               2004
                                                     -------            -------
                                                      (In thousands, except per
                                                             share data)
Basic
   Average common shares outstanding                  31,359             31,094

   Net earnings                                      $13,545            $14,201

   Net earnings per common share                     $  0.43            $  0.46

Diluted
   Average common shares outstanding                  31,359             31,094
   Stock options and awards                            1,175              1,178
                                                     -------            -------
   Average common shares assuming dilution            32,534             32,272

   Net earnings                                      $13,545            $14,201

   Net earnings per common share                     $  0.42            $  0.44

At March 31, 2005 and 2004, 37,645 and 4,747 shares, respectively were excluded from the average common shares assuming dilution, as they were anti-dilutive. In 2005, the majority of the anti-dilutive shares were granted at an exercise price of $47.01, which was higher than the average fair market value price of $46.11 for 2005. In 2004, the majority of the anti-dilutive shares were granted at an exercise price of $44.42, which was higher than the average fair market value price of $43.49 for 2004.

Concentration of Credit Risk - The Company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers' financial condition. Prior to December 2000, the Company financed equipment to certain customers for periods ranging from 6 to 39 months. In December 2000, Invacare entered into an agreement with De Lage Landen Inc (DLL), a third party financing company, to provide the majority of future lease financing to Invacare's customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The Company retains a limited recourse obligation ($54,079,000 at March 31, 2005) to DLL for events of default under the contracts (total balance outstanding of $110,740,000 at March 31, 2005). Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the Company to record a guarantee liability as it relates to the limited recourse obligation. As such, the Company has recorded a liability for this guarantee obligation. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with FASB Statement No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

Substantially all of the Company's receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand, Asia and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the Company has also seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. In addition, reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain as well as the timing of reimbursement and, thus, affect the product mix, pricing and payment patterns of the Company's customers.

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2004 to March 31, 2005 was the result of an acquisition representing an increase in goodwill of $7,265,000 in Asia/Pacific with the balance attributable to currency translation.

Motion Concepts, Inc. ("Motion") was acquired in 2003. Pursuant to the Motion purchase agreement, the Company agreed to pay contingent consideration based upon earnings before interest and taxes over the three years subsequent to the acquisition up to a maximum of approximately $16,000,000. Based upon 2004 results, no such consideration was paid. When the contingency related to the acquisition is settled, any such consideration paid will increase the purchase price and reported goodwill.

All of the Company's other intangible assets have definite lives and are amortized over their useful lives, except for $27,621,000 related to trademarks, which have indefinite lives. An increase in patents of $6,664,000 was recorded in the first quarter of 2005 as part of the North American segment, which was a result of the consolidation of the Company's variable interest in NeuroControl.

As of March 31, 2005 and December 31, 2004, other intangibles consisted of the following (in thousands):


                             March 31, 2005            December 31, 2004
                             --------------            -----------------

                       Historical   Accumulated    Historical   Accumulated
                             Cost  Amortization          Cost  Amortization
                       ----------  ------------    ----------  ------------
  Customer lists          $57,607        $3,995       $57,788        $2,737
  Trademarks               27,621             -        27,732             -
  License agreements        7,399         5,397         6,518         5,051
  Developed technology      5,825           173         5,842            80
  Patents                  10,790         1,560         4,137         1,443
  Other                     7,389         2,199         7,348         1,842
                          -------       -------       -------       -------
                         $116,631       $13,324      $109,365       $11,153
                          =======       =======       =======       =======

Amortization expense related to other intangibles was $2,171,000 in the first quarter of 2005 and is estimated to be $6,945,000 in 2006, $6,699,000 in 2007,
$6,092,000 in 2008, $5,911,000 in 2009 and $5,760,000 in 2010.

Investment in Affiliated Company - In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which was revised in December 2003 and, which among other things, deferred the implementation date of FIN 46 until periods after March 15, 2004. This interpretation requires consolidation of an entity if the company is subject to a majority of the risk of loss from the variable interest entity's ("VIE") activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a VIE is known as the primary beneficiary of that entity.

The Company has an investment in NeuroControl, a development stage company, which is currently pursuing FDA approval to market a product focused on the treatment of post-stroke shoulder pain in the United States. The amount of net advances and investment recorded on the Company's books was approximately $3,000,000 at December 31, 2004. Certain of the Company's officers and directors have minority equity ownership positions in NeuroControl. Subsequent to December 31, 2004, the Company's board of directors approved an additional investment by the Company in NeuroControl. Accordingly, the Company has consolidated this investment prospectively beginning with the quarter ended March 31, 2005, as the Company is now deemed the primary beneficiary of this VIE based on the provisions of FIN 46. The other beneficial interest holders have no recourse against the Company.

Accounting for Stock-Based Compensation - The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company has not recognized compensation cost for non-qualified stock options. The Company does record, however, compensation cost on restricted common shares based on the vesting periods. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                             Three Months Ended
                                                                  March 31,
                                                             2005          2004
                                                            -----         -----
Net earnings - as reported *                              $13,545       $14,201
Less:  compensation expense determined based on the
       fair-value method for all awards granted at
       market value, net of related tax effects             1,076           953
                                                            -----         -----
Net earnings - pro forma                                  $12,469       $13,248
                                                           ======        ======

Earnings per share as reported - basic                      $0.43         $0.46
Earnings per share as reported - assuming dilution          $0.42         $0.44

Pro forma earnings per share - basic                        $0.40         $0.43
Pro forma earnings per share - assuming dilution            $0.38         $0.41

* Includes stock compensation expense, net of tax, on
  restricted awards granted without cost to recipients of:   $138          $114

Warranty Costs - Generally, the Company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The Company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the Company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the Company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the first quarter of 2005.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

   Balance as of January 1, 2005                                       $ 13,998
   Warranties provided during the period                                  2,985
   Settlements made during the period                                    (2,672)
   Changes in liability for pre-existing warranties during
       the period, including expirations                                    214
                                                                         ------
   Balance as of March 31, 2005                                        $ 14,525
                                                                         ======

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                              Three Months Ended
                                                                    March 31,
                                                               2005        2004
                                                             ------      ------
  Net earnings                                              $13,545     $14,201
  Foreign currency translation gain (loss)                   (3,325)     10,324
  Unrealized gain on available for sale securities               52          10
  Current period unrealized gain (loss) on cash flow hedges     573      (1,055)
                                                             ------      ------
  Total comprehensive earnings                              $10,845     $23,480
                                                             ======      ======

Inventories - Inventories consist of the following components (in thousands):

                                                       March 31,    December 31,
                                                           2005            2004
                                                         ------          ------
       Raw materials                                   $ 62,069        $ 60,548
       Work in process                                   16,003          16,156
       Finished goods                                   105,513          99,179
                                                        -------         -------
                                                       $183,585        $175,883
                                                        =======         =======

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point; therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                                      March 31,     December 31,
                                                          2005             2004
                                                        ------           ------

       Machinery and equipment                        $249,212         $243,335
       Land, buildings and improvements                 94,659           95,041
       Furniture and fixtures                           28,297           27,494
       Leasehold improvements                           15,359           14,275
                                                       -------          -------
                                                       387,527          380,145
       Less allowance for depreciation                (195,555)        (188,982)
                                                       -------          -------
                                                      $191,972         $191,163
                                                       =======          =======

Acquisitions - On September 9, 2004 the Company acquired 100% of the shares of WP Domus GmbH (Domus), a European-based holding company that manufactures several complementary product lines to Invacare's product lines, including power add-on products, bath lifts and walking aids, from WP Domus LLC. Domus has three divisions: Alber, Aquatec and Dolomite. The acquisition allows the Company to expand its product line and reach new markets. The preliminary purchase price was $227,382,000 including acquisition costs of $3,670,000, which was paid in cash, and is subject to final determination of the estimated costs of possible office closures, sales agency transfers and other consolidation efforts expected to be finalized by the end of the third quarter of 2005. Invacare's reported results reflect the operating results of Domus since the date of the acquisition.

Supplemental pro forma information is presented below as though the business combination had been completed as of the beginning of the period ended March 31, 2004. The pro forma information does not necessarily reflect the results of operations that would have occurred if Domus had been a wholly owned entity of Invacare as of the beginning of the three months ended March 31, 2004 (in thousands).

                                                 Three Months Ended
                                                     March 31, 2004
                                                     --------------
        Net sales                                       $348,891
        Net earnings                                      17,281
        Earnings per share - assuming dilution              $.54

Income Taxes - The Company had an effective tax rate of 31.9% for the three-month period ended March 31, 2005 compared with 32.5% for the same period a year ago. The effective tax rate declined due to a change in estimate in the mix of earnings and permanent deductions. The Company's effective tax rate is lower than the federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the federal statutory rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K as furnished to the Securities and Exchange Commission on April 28, 2005.

OUTLOOK

Reimbursement uncertainties continue to affect the core North American rehab and standard businesses. Although the Centers for Medicare and Medicaid Services
(CMS) has released new draft guidelines on power wheelchair eligibility, the guidelines have not been finalized or implemented yet. Even once the guidelines are finalized, there may be up to six months for implementation, and there will still be uncertainty regarding CMS' plan to have 49 new codes and related fees on power wheelchairs for 2006. The uncertainty negatively affected the Company's first quarter results for consumer power wheelchair sales, and will likely impact results all year. In terms of Medicaid, numerous states, including California, Ohio and New York, are challenging reimbursement on durable medical equipment submissions, leading to slower payments and approvals for lower-priced product, in addition to no reimbursement at all in some cases.

For the full year, the Company believes that it will have a net sales increase of between 17% and 19% and earnings per share of between $2.60 and $2.80. This is consistent with current analysts' estimates but is at the lower end of Invacare's previous guidance. This guidance anticipates foreign currency and acquisitions to account for 11% of the net sales increase. Excluding the impact of foreign currency and acquisitions, the net sales increase is expected to be between 6% and 8%. The Company anticipates operating cash flows of between $107 million and $117 million and net purchases of property and equipment of approximately $37 million.

For the second quarter, the Company expects a net sales increase of between 18% and 20% and earnings per share of between $0.53 and $0.58. This guidance anticipates foreign currency and acquisitions to account for 13% of the net sales increase. Excluding the impact of foreign currency and acquisitions, the net sales increase would be between 5% and 7%.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 2005 were $370,944,000, compared to $321,343,000 for the same period a year ago, representing a 15% increase. Foreign currency translation and acquisitions accounted for 2% and 10% of the net sales increase for the quarter, respectively. Excluding the impact of currency and acquisitions, net sales growth was driven primarily by volume increases in each of the Company's geographic business segments.

North American Operations

North American net sales increased 6% for the quarter to $250,940,000 as compared $237,283,000 for the same period a year ago. These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products. For the quarter, acquisitions accounted for 2% of the net sales increase, while foreign currency translation contributed to a 1% increase in net sales.

The increase for the quarter was principally due to net sales increases in Respiratory products (16%), Distributed products (7%) and Continuing Care products (22%), which were partially offset by declines in Standard products (1%) and Rehab products (4%). Acquisitions accounted for 15% of the Continuing Care product net sales increase and positively impacted Rehab product net sales by 3%.

Respiratory growth in the quarter was largely due to continued strong performance in the HomeFill(TM) oxygen system product line and strong sales of oxygen concentrators. Distributed products continued to grow, consistent with recent performance, while Continuing Care products growth was lead by the increased sales of Carroll Healthcare products. The net sales decline experienced in Rehab products for the quarter is attributable to continued Medicare eligibility pressures and Medicaid related reimbursement pressures. Also as a result of these pressures, consumer power wheelchairs net sales were down 16% for the quarter versus last year's first quarter. Standard products sales benefited from increasing unit volumes, which were more than offset by lower pricing. With market-driven pricing, the Company is making progress from 2004 when the sales decline in the fourth quarter in standard products was 8%.

European Operations

European net sales increased 47% for the quarter to $102,091,000 as compared to $69,338,000 for the same period a year ago. Acquisitions and foreign currency translation accounted for 40% and 6% of the net sales increase, respectively. The 1% sales increase for the quarter, excluding foreign currency and acquisitions, was due to solid performance in most regions excluding Germany. The decline in Germany was due to significant reimbursement challenges for the Invacare wheelchair product lines.

Asia/Pacific Operations

The Company's Asia/Pacific operations consist of Invacare Australia, which imports and distributes the entire range of Invacare products and manufactures and distributes Rollerchair custom power wheelchairs and Pro Med lifts; Dynamic Controls, a New Zealand manufacturer of electronic operating components used in power wheelchairs and scooters; Invacare New Zealand, a manufacturer of wheelchairs and beds and a distributor of a wide range of home medical equipment; and Invacare Asia Sales, which imports and distributes home medical equipment to the Asia markets.

Asia/Pacific net sales increased 22% to $17,913,000 for the quarter compared to $14,722,000 in the same period a year ago. For the quarter, acquisitions accounted for 13% of the net sales increase, while foreign currency translation contributed to a 6% increase in net sales. The 3% sales increase for the quarter, excluding foreign currency and acquisitions, was limited by lower sales of microprocessor controllers related to weakness in the power wheelchair market.

GROSS PROFIT

Consolidated gross profit as a percentage of net sales for the three-month period ended March 31, 2005 was 29.6% compared to 29.1% in the same period last year. The improvement was due to in part the fact that cost reduction projects were ahead of schedule in most manufacturing and sourcing locations and also was the result of the positive impact of Domus, which has a higher gross margin than that achieved historically by the Company. North American gross profit improved by 0.4% for the first three months of the year to 29.9% compared with 29.5% in the same period last year, principally as a result of continued cost reductions and acquisitions which were offset by reduced pricing in standard products. Gross profit in Europe increased year to date by 1.2% compared to the same period last year primarily due to the higher gross margins achieved by Domus. Gross profit in Asia/Pacific declined year to date by 0.7% largely due to unfavorable sales mix towards lower margin products in the Company's Dynamic Controls subsidiary and reduced volumes.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("S,G&A") expense as a percentage of net sales for the three months ended March 31, 2005 was 22.6% compared to 22.2% in the same period last year. The dollar increase was $12,724,000 or 17.9% for the quarter, with acquisitions and foreign currency translation increasing S,G&A expenses in the quarter by $10,837,000 or 15.2% and $1,722,000 or 2.4%, respectively. Excluding foreign currency translation and acquisitions, S,G&A spending increased by .2% for the quarter as declines in administrative costs were mostly offset by increases in legal and selling costs.

North American S,G&A expenses increased $1,072,000 or 2.1% for the quarter compared to the same period last year. Acquisitions contributed to a 2.6% increase in expenses, which was offset by lower administrative costs.

European S,G&A expenses increased $9,233,000 or 47.2% for the quarter compared to the same period last year. Acquisitions and foreign currency translation increased S,G&A expenses in the quarter by $9,090,000 or 46.5% and $1,242,000 or 6.3%, respectively, compared to the same period last year. Accordingly, European S,G&A, excluding foreign currency translation and acquisitions, decreased by 5.6% compared to the first three months of 2004.

Asia/Pacific S,G&A expenses increased $2,419,000 or 137.6% for the quarter compared to the same period last year, with foreign currency translation accounting for $462,000 or 26.3% and acquisitions accounting for $204,000 or 11.6% of the increase. The increase was principally due to additional systems costs related to an Enterprise Resource Planning (ERP) implementation and higher sales and marketing costs associated with the development of a sales and support infrastructure for the Asia market.

INTEREST

Interest expense increased $4,227,000 for the first three months of the year, compared to the same period last year, primarily due to increased borrowings for acquisitions. Interest income was lower by $665,000 compared to the same period last year due to lower loan origination fees received from DLL.

INCOME TAXES

The Company had an effective tax rate of 31.9% for the three-month period ended March 31, 2005 compared with 32.5% for the same period a year ago. The effective tax rate declined due to a change in estimate in the mix of earnings and permanent deductions. The Company's effective tax rate is lower than the federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the federal statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's reported level of debt increased $4,700,000 to $554,736,000 for the three months ended March 31, 2005 as a result of an acquisition and cash flow used by operating activities. The Company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its bank lines of credit and working capital management. As of March 31, 2005, the Company had approximately $94,919,000 available under its lines of credit, excluding debt covenant restrictions.

Effective April 4, 2005, Invacare requested, and the other parties to its revolving credit agreement consented to, an increase in the amount of the multi-currency, long-term revolving credit facility available to Invacare by $50,000,000 to an aggregate amount of $500,000,000. In March 2005, the Company entered into three treasury lock agreements with notional amounts of $50,000,000 each locking in rates of 4.60%, 4.62% and 4.68% to effectively hedge the forecasted receipt of proceeds resulting from the anticipated issuance of ten year, fixed rate debt by January 2006.

The Company's borrowing arrangements contain covenants, which were unchanged by the $50,000,000 increase in the revolver, with respect to interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the Company's bank agreements and agreement with its note holders. As of March 31, 2005, the Company was in compliance with all covenant requirements. Under the most restrictive covenant of the Company's borrowing arrangements, the Company has the capacity to borrow up to an additional $87,285,000 as of March 31, 2005.

CAPITAL EXPENDITURES

The Company had no individually material capital expenditure commitments outstanding as of March 31, 2005. The Company estimates that capital investments for 2005 could approximate up to $37,000,000 as compared to $41,400,000 in 2004.

The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows used by operating activities were $3,495,000 for the first three months of 2005 compared to cash provided by operating activities of $30,284,000 in the first quarter of 2004. The decrease in operating cash flows for the first three months of the year was largely due to higher inventory levels and reduced payables, which were partially offset by a decrease in receivables in the first quarter of 2005 compared to the same period a year ago. Inventory levels were temporarily inflated as the Company consolidated previous Domus sales agencies, ramped up production in its factories in China and worked through a major information systems implementation in the Asia/Pacific region. In addition, with increased shipments from the Far East, the Company had more product in transit than in previous years. Production in the quarter was more evenly distributed during the quarter than during previous periods, leading to a lower payables level at quarter end.

Cash used for investing activities was $19,490,000 for the first three months of 2005 compared to $40,985,000 in the first quarter of 2004. The decrease in cash used for investing is attributable to the lower level of acquisitions incurred in the first quarter of 2005 compared to the first quarter of 2004.

Cash provided by financing activities was $7,514,000 for the first three months of 2005 compared to cash used of $608,000 in the first three months of 2004. Financing activities for the first three months of 2005 were impacted by an increase in the Company's net long-term borrowings of $8,144,000 as a result of an acquisition and decrease in operating cash flows compared to the same period a year ago.

The effect of foreign currency translation and acquisitions may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

During the first quarter of 2005, the Company generated negative free cash flow of $12,402,000 compared to positive free cash flow of $21,929,000 in the first quarter of 2004. The decrease was primarily attributable to changes in inventory and accounts payable as explained above. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities less net purchases of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including acquisitions, etc.). The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

                                                             Three Months Ended
                                                                 March 31,
                                                            2005           2004
                                                          ------         ------
  Net cash provided (used) by operating activities       $(3,495)       $30,284
  Less:  Purchases of property and equipment - net        (8,907)        (8,355)
                                                          ------         ------
  Free Cash Flow                                       $ (12,402)      $ 21,929
                                                          ======         ======

DIVIDEND POLICY

On February 4, 2005, the Company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of April 1, 2005, which was paid on April 15, 2005. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Allowance for Uncollectible Accounts Receivable
Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company's receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand, Asia and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the Company has seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts is based primarily on management's evaluation of the financial condition of the customer. In addition, as a result of the third party financing arrangement with DLL, management monitors the collection status of these contracts in accordance with the Company's limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts.

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

Goodwill, Intangible and Other Long-Lived Assets
Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. As a result of the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets in 2002, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests in accordance with the Statement. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company completes its annual impairment tests in the fourth quarter of each year and the results of these analyses have indicated no impairment of goodwill.

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

Income Taxes
As part of the process of preparing its financial statements, the Company is required to estimate income taxes in various jurisdictions. The process requires estimating the Company's current tax exposure, including assessing the risks associated with tax audits, as well as estimating temporary differences due to the different treatment of items for tax and accounting policies. The temporary differences are reported as deferred tax assets and or liabilities. The Company also must estimate the likelihood that its deferred tax assets will be recovered from future taxable income and whether or not valuation allowances should be established. In the event that actual results differ from its estimates, the Company's provision for income taxes could be materially impacted.

The  Company  does not  believe  that  there is a  substantial  likelihood  that
materially   different  amounts  would  be  reported  related  to  its  critical accounting policies.

RECENTLY ADOPTED ACCOUNTING POLICIES

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which was revised in December 2003 and, which among other things, deferred the implementation date of FIN 46 until periods after March 15, 2004. This interpretation requires consolidation of an entity if the company is subject to a majority of the risk of loss from the variable interest entity's ("VIE") activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a VIE is known as the primary beneficiary of that entity.

The Company has an investment in NeuroControl, a development stage company, which is currently pursuing FDA approval to market a product focused on the treatment of post-stroke shoulder pain in the United States. The amount of net advances and investment recorded on the Company's books was approximately $3,000,000 at December 31, 2004. Certain of the Company's officers and directors have minority equity ownership positions in NeuroControl. Subsequent to December 31, 2004, the Company's board of directors approved an additional investment by the Company in NeuroControl. Accordingly, the Company has consolidated this investment prospectively beginning with the quarter ended March 31, 2005, as the Company is now deemed the primary beneficiary of this VIE based on the provisions of FIN 46. The other beneficial interest holders have no recourse against the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), which requires companies to expense stock options and other share-based payments. SFAS 123R supersedes SFAS No. 123, which permitted either expensing stock options or providing pro forma disclosure. In April 2005, the SEC announced that the adoption of SFAS 123R would be delayed. The provisions of SFAS 123R, which will become effective with respect to the Company on January 1, 2006, apply to all awards granted, modified, cancelled or repurchased after January 1, 2006 as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date and estimates that the impact to the Company's reported results will be similar to the pro forma results shown in the Company's note regarding Accounting for Stock-Based Compensation in the Notes to its Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest rate swap agreements and treasury locks to mitigate its current and future exposure to interest rate fluctuations. Based on the Company's March 31, 2005 debt levels, a 1.0% change in interest rates would impact interest expense by approximately $5,338,000 over the next twelve months. Additionally, the Company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes inter Company loans and third party sales or payments. In an attempt to reduce this exposure, the Company utilizes foreign currency forward contracts. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q  contains  forward-looking  statements  within the meaning of the
"Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as as "will," "should," "plan," "intend," "expect," "continue," "forecast", "believe," "anticipate" and "seek," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, the success of the Company's ongoing efforts to reduce costs, increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues (including those that affect the sales of and margins on products, along with the viability of customers) both at the federal and state level, the ability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs, the effect of offering customers competitive financing terms, Invacare's ability to successfully identify, acquire and integrate strategic acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions (including the recent Domus acquisition), the timely completion of facility consolidations, the vagaries of any litigation or regulatory investigations that the Company may be or become involved in at any time (including the previously-disclosed litigation with Respironics), the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions (including the impact that acts of terrorism may have on such growth conditions), foreign currency and interest rate risks, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. We undertake no obligation to review or update these forward-looking statements or other information contained herein.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

The information called for by this item is provided under the same caption under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

As of March 31, 2005, an evaluation was performed, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 6. Exhibits.

           Exhibits:
           Official Exhibit No.
           --------------------
           31.1     Certification  of the Chief  Executive  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
           31.2     Certification  of the Chief  Financial  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
           32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
           32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).



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

Date:  May 9, 2005