Form 10-Q
period 2005-06-30
INVACARE CORP
filed 2005-08-08
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2005
                               -------------------------------------------------

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

As of August 1, 2005, the Company had 30,566,121 Common Shares and 1,111,965 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -

                  June 30, 2005 and December 31, 2004..........................3

         Condensed Consolidated Statement of Earnings -

                  Three Months and Six Months Ended June 30, 2005 and 2004.....4

         Condensed Consolidated Statement of Cash Flows -

                  Six Months Ended June 30, 2005 and 2004......................5

         Notes to Condensed Consolidated Financial

                  Statements - June 30, 2005...................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........23

Item 4.  Controls and Procedures..............................................23

Part II.  OTHER INFORMATION:
---------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........24

Item 4.  Submission of Matters to a Vote of Security Holders..................24

Item 5.  Other Information....................................................25

Item 6.  Exhibits.............................................................25

SIGNATURES....................................................................26

Part I.  FINANCIAL INFORMATION
Item 1...         Financial Statements

                      INVACARE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                                                                         June 30,           December 31,
                                                                                             2005                   2004
                                                                                          -------                -------
                                                                                            (unaudited)
ASSETS                                                                                              (In thousands)
------
CURRENT ASSETS
..........Cash and cash equivalents                                                        $ 6,390                $32,567
..........Marketable securities                                                                214                    199
..........Trade receivables, net                                                           284,931                287,950
..........Inventories, net                                                                 183,504                175,883
..........Deferred income taxes                                                             22,776                 21,730
..........Other current assets                                                              42,634                 46,822
                                                                                          -------                -------
..........         TOTAL CURRENT ASSETS                                                    540,449                565,151

OTHER ASSETS                                                                               48,986                 55,634
OTHER INTANGIBLES                                                                         115,581                 98,212
PROPERTY AND EQUIPMENT, NET                                                               181,017                191,163
GOODWILL                                                                                  720,937                717,964
                                                                                          -------                -------
..........         TOTAL ASSETS                                                         $1,606,970             $1,628,124
                                                                                       ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
..........Accounts payable                                                                $141,044               $149,413
..........Accrued expenses                                                                  90,309                 98,850
..........Accrued income taxes                                                               4,747                  7,816
..........Current maturities of long-term obligations                                        1,707                  2,062
                                                                                          -------                -------
..........         TOTAL CURRENT LIABILITIES                                               237,807                258,141

LONG-TERM DEBT                                                                            552,760                547,974

OTHER LONG-TERM OBLIGATIONS                                                                75,257                 68,571

SHAREHOLDERS' EQUITY
..........Preferred shares                                                                       -                      -
..........Common shares - par $0.25                                                          7,906                  7,803
..........Class B common shares - par $0.25                                                    278                    278
..........Additional paid-in-capital                                                       135,709                123,793
..........Retained earnings                                                                576,419                550,753
..........Accumulated other comprehensive earnings                                          61,218                104,629
..........Unearned compensation on stock awards                                             (2,138)                (1,557)
..........Treasury shares                                                                  (38,246)               (32,261)
                                                                                          -------                -------
..........         TOTAL SHAREHOLDERS' EQUITY                                              741,146                753,438
                                                                                          -------                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $1,606,970             $1,628,124
                                                                                       ==========             ==========

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Earnings - (unaudited)

                                                                   Three Months Ended                 Six Months Ended
(In thousands except per share data)                                    June 30,                           June 30,
                                                                  2005             2004              2005            2004
                                                               -------          -------           -------          -------
Net sales                                                     $396,267         $339,288          $767,211         $660,631
Cost of products sold                                          282,983          237,164           544,083          465,128
                                                               -------          -------           -------          -------
    Gross profit                                               113,284          102,124           223,128          195,503
Selling, general and administrative expense                     88,352           74,201           172,314          144,984
Interest expense                                                 6,785            2,295            13,771            5,054
Interest income                                                   (811)          (1,070)           (1,805)          (2,274)
                                                               -------          -------           -------          -------
    Earnings before Income Taxes                                18,958           26,698            38,848           47,739
Income taxes                                                     6,050            8,675            12,395           15,515
                                                               -------          -------           -------          -------
    NET EARNINGS                                              $ 12,908         $ 18,023          $ 26,453         $ 32,224
                                                               =======          =======           =======          =======
    DIVIDENDS DECLARED PER
       COMMON SHARE                                              .0125            .0125             .0250            .0250
                                                               =======          =======           =======          =======

Net Earnings per Share - Basic                                  $ 0.41           $ 0.58             $ .84           $ 1.04
                                                               =======          =======           =======          =======
Weighted Average Shares Outstanding - Basic                     31,553           31,145            31,456           31,119
                                                               =======          =======           =======          =======
Net Earnings per Share - Assuming Dilution                      $ 0.40           $ 0.56             $ .81           $ 1.00
                                                               =======          =======           =======          =======
Weighted Average Shares Outstanding -
   Assuming Dilution                                            32,530           32,239            32,533           32,259
                                                               =======          =======           =======          =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                      2005             2004
                                                                                                   -------          -------
OPERATING ACTIVITIES                                                                                     (In  thousands)
         Net earnings                                                                             $ 26,453         $ 32,224
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                         19,877           15,019
              Provision for losses on trade and installment receivables                              6,027            4,945
              Provision for deferred income taxes                                                    4,559              209
              Provision for other deferred liabilities                                               1,390            1,367
         Changes in operating assets and liabilities:
              Trade receivables                                                                       (691)          (8,544)
              Installment sales contracts, net                                                      (3,687)          (1,160)
              Inventories                                                                          (17,062)          (7,524)
              Other current assets                                                                   6,591            4,818
              Accounts payable                                                                        (450)           9,953
              Accrued expenses                                                                     (14,386)         (12,657)
              Other deferred liabilities                                                               570            5,979
                                                                                                   -------          -------
                  NET CASH PROVIDED BY OPERATING
                     ACTIVITIES                                                                     29,191           44,629

INVESTING ACTIVITIES
         Purchases of property and equipment                                                       (15,374)         (18,333)
         Proceeds from sale of property and equipment                                                4,937                -
         Other long term assets                                                                         (2)          (2,467)
         Business acquisitions, net of cash acquired                                               (58,216)         (32,713)
         Other                                                                                      (3,352)          (1,891)
                                                                                                   -------          -------
                  NET CASH USED FOR INVESTING ACTIVITIES                                           (72,007)         (55,404)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit and long-term borrowings                          295,695          297,789
         Payments on revolving lines of credit, long-term debt
            and capital lease obligations                                                         (279,814)        (295,700)
         Net proceeds from exercise of stock options                                                 1,202            4,366
         Purchases of treasury stock                                                                     -           (4,430)
         Payment of dividends                                                                         (787)            (778)
                                                                                                   -------          -------
                  NET CASH PROVIDED BY FINANCING
                  ACTIVITIES                                                                        16,296            1,247
Effect of exchange rate changes on cash                                                                343             (468)
                                                                                                   -------          -------
Decrease in cash and cash equivalents                                                              (26,177)          (9,996)
Cash and cash equivalents at beginning of period                                                    32,567           16,074
                                                                                                   -------          -------
Cash and cash equivalents at end of period                                                         $ 6,390          $ 6,078
                                                                                                   =======          =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                                  June 30, 2005

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of its operations for the three months and six months ended June 30, 2005 and 2004, respectively, and changes in its cash flows for the six months ended June 30, 2005 and 2004, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions are eliminated.

Reclassifications - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the period ended June 30, 2005.

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

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the Company's consolidated financial statements. Intersegment net sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment net sales and transfers are not considered in evaluating segment performance. Intersegment net sales for reportable segments was $26,674,000 and $49,432,000 for the three and six months ended June 30, 2005, respectively, and $21,036,000 and $40,379,000 for the same periods in the preceding year.

The information by segment is as follows (in thousands):

                                                                        Three Months Ended                 Six Months Ended
                                                                            June 30,                           June 30,
                                                                      2005              2004             2005             2004
                                                                   -------          -------           -------          -------
   Revenues from external customers
        North America                                             $264,854          $249,040         $515,794         $486,323
        Europe                                                     110,331            75,406          212,422          144,744
        Asia/Pacific                                                21,082            14,842           38,995           29,564
                                                                   -------           -------          -------          -------
        Consolidated                                              $396,267          $339,288         $767,211         $660,631
                                                                   =======           =======          =======          =======

   Earnings (loss) before income taxes
        North America                                              $14,066           $25,713          $33,471          $45,763
        Europe                                                       7,359             3,303           11,241            4,443
        Asia/Pacific                                                (1,600)              240           (3,304)             677
        All Other *                                                   (867)           (2,558)          (2,560)          (3,144)
                                                                   -------           -------          -------          -------
        Consolidated                                               $18,958           $26,698          $38,848          $47,739
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

                                                                        Three Months Ended                 Six Months Ended
                                                                            June 30,                           June 30,
                                                                      2005              2004             2005             2004
                                                                   -------          -------           -------          -------
                                                                              (In thousands, except per share data)
Basic
   Average common shares outstanding                                31,553            31,145           31,456           31,119

   Net earnings                                                    $12,908           $18,023          $26,453          $32,224

   Net earnings per common share                                    $  .41            $  .58           $  .84          $  1.04

Diluted
   Average common shares outstanding                                31,553            31,145           31,456           31,119
   Stock options and awards                                            977             1,094            1,077            1,140
                                                                   -------           -------          -------          -------
   Average common shares assuming dilution                          32,530            32,239           32,533           32,259

   Net earnings                                                    $12,908           $18,023          $26,453          $32,224

   Net earnings per common share                                     $ .40             $ .56            $ .81           $ 1.00

At June 30, 2005, 400,812 and 50,023 shares were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2005, as they were anti-dilutive. For the three and six months ended June 30, 2005, the majority of the anti-dilutive shares were granted at exercise prices of $44.30 and $47.35 which was higher than the average fair market value prices of $44.01 and $45.05, respectively. At June 30, 2004, 25,000 and 17,374 shares were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2004, as they were anti-dilutive. For the three and six months ended June 30, 2004, the majority of the anti-dilutive shares were granted at an exercise price of $44.42 which was higher than the average fair market value prices of $42.16 and $42.83, respectively.

Concentration of Credit Risk - The Company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers' financial condition. Prior to December 2000, the Company financed equipment to certain customers for periods ranging from 6 to 39 months. In December 2000, Invacare entered into an agreement with De Lage Landen Inc (DLL), a third party financing company, to provide the majority of future lease financing to Invacare's customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The Company retains a limited recourse obligation ($39,973,000 at June 30, 2005) to DLL for events of default under the contracts (total balance outstanding of $93,502,000 at June 30, 2005). Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the Company to record a guarantee liability as it relates to the limited recourse obligation. As such, the Company has recorded a liability for this guarantee obligation. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with FASB Statement No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

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

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2004 to June 30, 2005 was the result of acquisitions representing an increase in goodwill of $7,265,000 in Asia/Pacific, $16,557,000 in Europe and $12,910,000 in North America with the remaining change attributable to currency translation.

Motion Concepts, Inc. ("Motion") was acquired in 2003. Pursuant to the Motion purchase agreement, the Company agreed to pay contingent consideration based upon earnings before interest and taxes over the three years subsequent to the acquisition up to a maximum of approximately $16,000,000. Based upon 2004 results, no such consideration was paid and the company does not anticipate any payment in 2005 based upon results to date. When the contingency related to the acquisition is settled, any such consideration paid will increase the purchase price and reported goodwill.

All of the Company's other intangible assets have definite lives and are amortized over their useful lives, except for $31,053,000 related to trademarks, which have indefinite lives. An increase in patents of $6,664,000 was recorded in the first quarter of 2005 as part of the North American segment, which was a result of the consolidation of the Company's variable interest in NeuroControl. As a result of acquisitions in the second quarter, $7,980,000 was recorded as part of the North American segment, primarily attributable to developed technology, and the following intangibles were recorded for the European segment: trademarks with indefinite lives of $4,840,000, customer lists of $5,500,000 and patents of $502,000.

As of June 30, 2005 and December 31, 2004, other intangibles consisted of the following (in thousands):

                                                   June 30, 2005                   December 31, 2004
                                                   -------------                   -----------------
                                            Historical     Accumulated        Historical      Accumulated
                                                  Cost     Amortization             Cost      Amortization
                                            ----------     ------------       ----------      ------------
  Customer lists                               $60,169           $5,309          $57,788           $2,737
  Trademarks                                    31,053                -           27,732                -
  License agreements                             7,441            5,522            6,518            5,051
  Developed technology                           5,433              259            5,842               80
  Patents                                       11,540            1,684            4,137            1,443
  Other                                         15,335            2,616            7,348            1,842
                                               -------          -------          -------          -------
                                              $130,971          $15,390         $109,365          $11,153
                                               =======          =======          =======          =======

Amortization expense related to other intangibles was $4,237,000 in the first half of 2005 and is estimated to be $9,090,000 in 2006, $8,921,000 in 2007,
$8,483,000 in 2008, $8,258,000 in 2009 and $8,143,000 in 2010.

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

The Company has an investment in NeuroControl, a development stage company, which is currently pursuing FDA approval to market in the United States a product focused on the treatment of post-stroke shoulder pain. The amount of net advances and investment recorded on the Company's books was approximately $3,000,000 at December 31, 2004. Certain of the Company's officers and directors (or their affiliates) have minority equity ownership positions in NeuroControl. Subsequent to December 31, 2004, the Company's board of directors approved an additional investment by the Company in NeuroControl. Accordingly, the Company has consolidated this investment prospectively beginning with the quarter ended March 31, 2005, as the Company is now deemed the primary beneficiary of this VIE based on the provisions of FIN 46. The other beneficial interest holders have no recourse against the Company.

Accounting for Stock-Based Compensation - The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company has not recognized compensation cost for non-qualified stock options. However, the Company does record compensation cost on restricted common shares based on the vesting periods. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                              Three Months Ended          Six Months Ended
                                                                                    June 30,                   June 30,
                                                                               2005          2004         2005           2004
                                                                            -------       -------      -------        -------
Net earnings - as reported *                                                $12,908       $18,023      $26,453        $32,224
Less:  compensation expense determined based on the
          fair-value method for all awards granted at
          market value, net of related tax effects                            1,125           854        2,201          1,806
                                                                            -------       -------      -------        -------
Net earnings - pro forma                                                    $11,783       $17,169      $24,252        $30,418
                                                                            =======       =======      =======        =======

Earnings per share as reported - basic                                         $.41          $.58         $.84          $1.04
Earnings per share as reported - assuming dilution                             $.40          $.56         $.81          $1.00

Pro forma earnings per share - basic                                           $.37          $.55         $.77           $.98
Pro forma earnings per share - assuming dilution                               $.36          $.53         $.75           $.94

* Includes stock compensation expense, net of tax, on
  restricted awards granted without cost to recipients of:                     $145          $138         $283           $252

Warranty Costs - Generally, the Company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The Company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the Company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the Company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the first half of 2005.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

   Balance as of January 1, 2005                                       $ 13,998
   Warranties provided during the period                                  5,486
   Settlements made during the period                                    (5,450)
   Changes in liability for pre-existing warranties during
       the period, including expirations                                    394
                                                                        -------
   Balance as of June 30, 2005                                         $ 14,428
                                                                        =======

Comprehensive Earnings - Total comprehensive earnings (losses) were as follows (in thousands):

                                                                              Three Months Ended          Six Months Ended
                                                                                    June 30,                   June 30,
                                                                               2005          2004         2005           2004
                                                                            -------       -------      -------        -------
  Net earnings                                                              $12,908       $18,023      $26,453        $32,224
  Foreign currency translation gain (loss)                                  (35,759)       (9,701)     (39,084)           623
  Unrealized gain (loss) on available for sale securities                       (42)           (7)          10              3
  Current period unrealized loss on cash flow
      hedges                                                                 (4,910)       (1,298)      (4,337)        (2,353)
                                                                            -------       -------      -------        -------
  Total comprehensive earnings (loss)                                      $(27,803)      $ 7,017     $(16,958)       $30,497
                                                                            =======       =======      =======        =======

Inventories - Inventories consist of the following components (in thousands):

                                           June 30,            December 31,
                                               2005                   2004
                                            -------                -------
  Raw materials                            $ 60,688               $ 60,548
  Work in process                            14,993                 16,156
  Finished goods                            107,823                 99,179
                                            -------                -------
                                           $183,504               $175,883
                                            =======                =======

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point; therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):

                                           June 30,           December 31,
                                               2005                   2004
                                            -------                -------
  Machinery and equipment                  $247,726              $ 243,335
  Land, buildings and improvements           86,276                 95,041
  Furniture and fixtures                     27,847                 27,494
  Leasehold improvements                     15,302                 14,275
                                            -------                -------
                                            377,151                380,145
  Less allowance for depreciation          (196,134)              (188,982)
                                            -------                -------
                                           $181,017               $191,163
                                            =======                =======

Acquisitions - In the first half of 2005, Invacare Corporation acquired the following businesses, which were individually immaterial, at a total cost of $58,216,000, which was paid in cash:

     o Australian Healthcare Equipment Pty Ltd, an Australian based company, and manufacturer of beds, related furniture and pressure care products for home care and non-acute institutional care.

     o Altimate Medical, Inc., a U.S. company, and manufacturer of standing frames and mobility aids for the rehabilitation market.

     o    Medical  Support  Systems  Holdings  Limited,  a  U.K.  company,   and
          manufacturer of high quality, foam pressure-reducing products for the healthcare market.

Goodwill recognized in these transactions amounted to approximately $36,732,000, the majority of which is not expected to be deductible for tax purposes. Goodwill of $16,557,000 was assigned to the European segment, $12,910,000 was assigned to the North American segment and $7,265,000 was assigned to the Asia/Pacific segment.

On September 9, 2004 the Company acquired 100% of the shares of WP Domus GmbH (Domus), a European-based holding company that manufactures several complementary product lines to Invacare's product lines, including power add-on products, bath lifts and walking aids, from WP Domus LLC. Domus has three divisions: Alber, Aquatec and Dolomite. The acquisition allows the Company to expand its product line and reach new markets. The preliminary purchase price was $227,382,000, including acquisition costs of $3,670,000, which was paid in cash, and is subject to final determination of the estimated costs of possible office closures, sales agency transfers and other consolidation efforts expected to be finalized during the third quarter of 2005. Invacare's reported results reflect the operating results of Domus since the date of the acquisition.

Supplemental pro forma information is presented below as though the business combination had been completed as of the beginning of the period ended June 30, 2004. The pro forma information does not necessarily reflect the results of operations that would have occurred if Domus had been a wholly owned entity of Invacare as of the beginning of the three and six-month periods ended June 30, 2004 (in thousands).

                                   Three Months Ended          Six Months Ended
                                        June 30, 2004             June 30, 2004
                                        -------------             -------------
 Net sales                                   $366,058                  $714,949
 Net earnings                                  21,800                    39,081
 Earnings per share - assuming dilution          $.68                     $1.21

Income Taxes - The Company had an effective tax rate of 31.9% for the three and six-month periods ended June 30, 2005 compared with 32.5% for the same periods a year ago. The effective tax rate declined due to a change in estimate in the mix of earnings and permanent deductions. The Company's effective tax rate is lower than the U.S. federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the U.S. federal statutory rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K as furnished to the Securities and Exchange Commission on July 28, 2005.

OUTLOOK

Reimbursement uncertainties that impacted the first quarter of 2005 continue to affect the core North American rehab and standard businesses in the second quarter. The power wheelchair market is unlikely to return to growth until the Centers for Medicare and Medicaid Services (CMS) implements its plan for 49 new codes and related fees at the beginning of 2006. The uncertainty has particularly impacted Medicare power wheelchair sales and will likely continue to pressure results in 2005. In terms of Medicaid, there was in general no improvement in terms of reimbursement levels or approvals for home medical equipment.

In order to adjust the cost base to the lower anticipated revenue growth levels, the Company has identified cost reductions and profit improvement actions totaling $9 million in the second half of 2005. These actions include:

     *    reducing global headcount by 230 personnel,
     * outsourcing improvements utilizing the Company's China manufacturing capability and third parties,
     *    shifting   substantial   resources   from   product   development   to
          manufacturing cost reduction activities and product rationalization,
     * reducing freight exposure through freight auctions and changing the freight policy,
     *    general expense reductions, and
     *    exiting four facilities.

As a result of these actions, the Company anticipates recognizing a $3 million to $5 million charge in the third quarter of this year. These initial actions are expected to result in annualized savings of $20 million as Invacare enters 2006.

In addition to these actions, the Company is reviewing its global manufacturing and distribution strategy. The Company is in the early stages of evaluating a multi-year plan to exit a number of manufacturing and distribution locations, resulting in annualized savings of up to $21 million. These plans would lead to restructuring charges over the next two years estimated at $22 million. While plans are not complete, the Company currently believes that the financial benefits from the restructuring in any one-year will minimize the net income impact from the charge incurred in that year. The Company will provide additional details on these plans when it announces third quarter results.

For the full year, the Company anticipates a net sales increase of between 14% and 15% and earnings per share of between $2.20 and $2.40. This guidance anticipates foreign currency to account for one percent of the net sales increase and acquisitions to account for 9% of the net sales increase. Excluding the impact of foreign currency and acquisitions, the net sales increase is expected to be between 4% and 5%. The Company anticipates operating cash flows of between $90 million and $100 million and net purchases of property and equipment of approximately $35 million. The earnings per share guidance does not include the impact of the $3 million to $5 million charge mentioned above on a pre-tax basis or $0.06 to $0.10 per share after tax.

For the third quarter, the Company expects a net sales increase of between 16% and 18% and earnings per share of between $0.53 and $0.63. This guidance anticipates foreign currency to account for one percent of the net sales increase and acquisitions to account for 12% of the net sales increase. Excluding the impact of foreign currency and acquisitions, the net sales increase would be between 4% and 5%. The earnings per share guidance does not include the impact of the $3 million to $5 million charge mentioned above on a pre-tax basis or $0.06 to $0.10 per share after tax.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended June 30, 2005 were $396,267,000, compared to $339,288,000 for the same period a year ago, representing a 17% increase. Foreign currency translation and acquisitions accounted for 3% and 11% of the net sales increase for the quarter, respectively. Excluding the impact of currency and acquisitions, net sales growth was driven primarily by volume increases in the North America and Asia/Pacific business segments. For the six months ended June 30, 2005, net sales increased 16% to $767,211,000, compared to $660,631,000 for the same period a year ago. Foreign currency translation and acquisitions accounted for 2% and 11% of the net sales increase for the first half, respectively. Excluding the impact of foreign currency and acquisitions, net sales growth was driven primarily by volume increases in the North America and Asia/Pacific business segments.

North American Operations

North American net sales increased 6% for the quarter to $264,854,000 as compared $249,040,000 for the same period a year ago with foreign currency accounting for 1% of the net sales increase and acquisitions contributing an additional 1%. For the first half, net sales increased 6% to $515,794,000 as compared $486,323,000 for the same period a year ago, with foreign currency accounting for 1% of the net sales increase and acquisitions contributing an additional 2%. These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products.

The increase for the quarter was principally due to net sales increases in Respiratory products (28%), Distributed products (8%) and Continuing Care products (23%), which were partially offset by declines in Standard products (6%) and Rehab products (4%). Acquisitions accounted for 17% of the Continuing Care product net sales increase and positively impacted Rehab product net sales by less than 1%.

Respiratory growth in the quarter was largely due to continued strong performance in the HomeFill(TM) oxygen system product line and strong sales of oxygen concentrators. Distributed products continued to grow, consistent with recent performance, while Continuing Care products growth was lead by the increases sales of institutional products. The net sales decline experienced in Rehab products for the quarter is attributable to continued Medicare power wheelchair eligibility pressures and Medicaid related reimbursement pressures. As a result of these pressures, consumer power wheelchairs net sales were down 11% for the quarter versus last year's second quarter. Standard products sales benefited from increasing unit volumes, which were more than offset by lower pricing.

The increase for the first six months was principally due to net sales increases in Respiratory products (22%), Continuing Care products (22%) and Distributed products (8%), which were partially offset by declines in Standard products (4%) and Rehab products (4%). Acquisitions accounted for 16% of the Continuing Care product net sales increase and positively impacted Rehab product net sales by 2%.

European Operations

European net sales increased 46% for the quarter to $110,331,000 as compared to $75,406,000 for the same period a year ago. European net sales for the first six months increased 47% to $212,422,000 as compared to $144,744,000 for the same period a year ago. Acquisitions and foreign currency translation accounted for 40% and 7% of the net sales increase, respectively, for both the three and six months ended June 30, 2005. The net 1% sales decline for the quarter and lack of growth for the first half, excluding foreign currency and acquisitions, was primarily due to German reimbursement challenges for the Invacare wheelchair product lines.

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

Asia/Pacific net sales increased 42% to $21,082,000 from $14,842,000 in the second quarter and increased 32% to $38,995,000 from $29,564,000 year to date. For the quarter, acquisitions accounted for 19% of the net sales increase, while foreign currency translation contributed an additional 15%. For the first half of the year, acquisitions accounted for 16% of the net sales increase, while foreign currency translation contributed an additional 11%. The resulting 8% sales increase for the quarter and 5% sales increase for the first half, excluding foreign currency and acquisitions, were largely due to volume increases in all locations.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and six-month periods ended June 30, 2005 were 28.6% and 29.1%, respectively, compared to 30.1% and 29.6%, respectively, in the same periods last year. The decline for both periods is primarily due to significant increases in freight costs, largely due to fuel surcharges driven by the high price of oil, and price reductions on standard products in North America, which started in July of last year and thus negatively impact the gross margin comparison to the first half of last year.

For the first six months, North American margins as a percentage of net sales declined to 29.2% compared with 30.3% in the same period last year principally as a result of the above-referenced increase in freight costs and decrease in pricing, especially in the Standard products category. In Europe, gross margin improved year to date by 1.3 percentage points, primarily due to the higher gross margins achieved by Domus. Gross margin in Asia/Pacific declined year to date by .4 percentage points, largely due to unfavorable foreign currency associated with normal operating transactions and cost increases. The negative currency impacts and cost increases were primarily responsible for the Asia/Pacific losses before income taxes for the quarter and first half of the year.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and six months ended June 30, 2005 was 22.3% and 22.5%, compared to 21.9% for both comparable periods a year ago. The dollar increases were $14,151,000 and $27,330,000, or 19.1% and 18.9%, respectively for the quarter and first half of the year. Acquisitions increased these expenses by $11,639,000 in the quarter and $22,476,000 in the first half, while foreign currency translation increased these expenses by $2,226,000 in the quarter and $3,948,000 in the first half compared to the same periods a year ago. Sales and marketing expenses, which resulted from higher revenues and program spending, increased by $5,817,000 and $11,725,000 for the second quarter and the first half, respectively. Excluding the impact of foreign currency translation and acquisitions, selling, general and administrative expense increased 0.4% for the quarter and 0.6% compared to the same period a year ago.

North American selling, general and administrative cost increased $2,766,000 or 5.2% for the quarter and $4,293,000 or 4.2% in the first half compared to the same periods a year ago. Acquisitions accounted for 1.5% and 2.0% of the increase in each period, respectively, while foreign currency translation accounted for approximately 0.7% in both periods. The additional costs incurred on a consolidated basis, were primarily related to North America.

European selling, general and administrative cost increased $8,842,000 or 46.0% for the quarter and $18,075,000 or 46.6% for the first half compared to the same periods a year ago. For the quarter, acquisitions and foreign currency translation increased SG&A expense by $10,295,000 or 53.6%, and $1,382,000 or 7.2%, respectively. For the first half of 2005, acquisition and foreign currency translation increased SG&A expense by $19,385,000 or 50.0%, and $2,624,000 or 6.8%, respectively. The decrease in spending, excluding acquisition and foreign currency translation, was primarily attributable to efforts to decrease spending.

Asia/Pacific selling, general and administrative cost increased $2,543,000 or 139.6% for the quarter and $4,962,000 or 138.6% in the first half compared to the same periods a year ago. For the quarter, acquisitions and foreign currency translation increased SG&A expense by $540,000 or 29.6%, and $484,000 or 26.6%, respectively. For the first half of 2005, acquisition and foreign currency translation increased SG&A expense by $1,002,000 or 28.0%, and $688,000 or 19.2%, respectively. The increase in spending, excluding acquisition and foreign currency translation, was primarily attributable to additional systems costs related to an Enterprise Resource Planning (ERP) implementation and foreign currency transactions.

INTEREST

Interest expense increased $4,490,000 and $8,717,000 for the second quarter and first half of 2005, respectively, compared to the same periods last year, primarily due to increased borrowings for acquisitions and higher average borrowing rates. Interest income for the second quarter and first half of 2005 was comparable to the same respective periods last year.

INCOME TAXES

The Company had an effective tax rate of 31.9% for the three and six-month periods ended June 30, 2005 compared with 32.5% for the same periods a year ago. The effective tax rate declined due to a change in estimate in the mix of earnings and permanent deductions. The Company's effective tax rate is lower than the U.S. federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the U.S. federal statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's reported level of debt increased $4,431,000 from December 31, 2004 to $554,467,000 as of June 30, 2005 as a result of acquisitions. The Company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its bank lines of credit and working capital management.

Effective April 4, 2005, Invacare requested, and the other parties to its revolving credit agreement consented to, an increase in the amount of the multi-currency, long-term revolving credit facility available to Invacare by $50,000,000 to an aggregate amount of $500,000,000. In March 2005, the Company entered into three treasury lock agreements with notional amounts of $50,000,000 each, locking in rates of 4.60%, 4.62% and 4.68% to effectively hedge the forecasted receipt of proceeds resulting from the anticipated issuance of ten year, fixed rate debt by January 2006.

As of June 30, 2005, the Company had approximately $143,743,000 available under its lines of credit, excluding debt covenant restrictions. The Company's borrowing arrangements contain covenants, which were unchanged by the $50,000,000 increase in the revolver, with respect to interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the Company's bank agreements and agreement with its note holders. As of June 30, 2005, the Company was in compliance with all covenant requirements. Under the most restrictive covenant of the Company's borrowing arrangements, the Company has the capacity to borrow up to an additional $75,244,000 as of June 30, 2005.

CAPITAL EXPENDITURES

The Company had no individually material capital expenditure commitments outstanding as of June 30, 2005. The Company estimates that capital investments for 2005 could approximate up to $35,000,000 as compared to $41,400,000 in 2004. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $29,191,000 for the first half of 2005 compared to $44,629,000 in the first half of 2004. The decrease in operating cash flows for the first half of 2005 compared to the same period a year ago was largely due to lower earnings, higher inventory levels and reduced payables and accrued expenses. Inventory levels increased primarily due to building product for anticipated increases in sales growth that did not materialize. In addition, with increased shipments from the Far East, the Company had more products in transit than in previous years.

Cash used for investing activities was $72,007,000 for the first half of 2005 compared to $55,404,000 in the first half of 2004. The increase in cash used for investing is attributable to the higher level of acquisitions incurred in the first half of 2005 compared to the first half of 2004. In addition, cash used for investing activities benefited by $4,633,000 from the sale of a manufacturing facility no longer used by the Company.

Cash provided by financing activities was $16,296,000 for the first half of 2005 compared to cash provided of $1,247,000 in the first half of 2004. Financing activities for the first half of 2005 were impacted by an increase in the Company's net long-term borrowings of $15,881,000 as a result of acquisitions and the decrease in operating cash flows compared to the same period a year ago.

The effect of foreign currency translation and acquisitions may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

During the first half of 2005, the Company generated free cash flow of $18,754,000 compared to free cash flow of $26,296,000 in the first half of 2004. The decrease was primarily attributable to changes in inventory and accounts payable and lower earnings as explained above. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities less net purchases of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including acquisitions, etc.). The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

                                                            Six Months Ended
                                                               June 30,
                                                          2005           2004
                                                       -------        -------
  Net cash provided by operating activities            $29,191        $44,629
  Less:  Purchases of property and equipment - net     (10,437)       (18,333)
                                                       -------        -------
  Free Cash Flow                                       $18,754       $ 26,296
                                                       =======        =======

DIVIDEND POLICY

On May 25, 2005, the Company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of July 1, 2005, which was paid on July 15, 2005. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

In general, we review inventory turns as an indicator of obsolescence or slow moving product as well as the impact of new product introductions. Depending on the situation, the individual item may be partially or fully reserved for. No inventory that was reserved for has been sold at prices above their new cost basis. The Company continued to increase its overseas sourcing efforts, increase its emphasis on the development and introduction of new products, and decrease the cycle time to bring new product offerings to market. These initiatives are potential sources of inventory obsolescence for both raw material and finished goods.

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

Product Liability
The Company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $11,000,000 in the aggregate of the Company's North American product liability exposure. The Company also has additional layers of external insurance coverage insuring up to $100,000,000 in annual aggregate losses arising from individual claims anywhere in the world that exceed the captive insurance company policy limits. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and indications from a third-party actuary. Additional reserves, in excess of the specific individual case reserves, are provided for incurred but not reported claims based upon third-party actuarial valuations at the time such valuations are conducted. Historical claims experience and other assumptions are taken into consideration by the third-party actuary to estimate the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government indices used to trend losses and exposures are appropriate. Estimates made are adjusted on a regular basis and can be impacted by actual loss awards or settlements on claims. While actuarial analysis is used to help determine adequate reserves, the Company is responsible for the determination and recording of adequate reserves in accordance with accepted loss reserving standards and practices.

Warranty
Generally, the Company's products are covered by warranties against defects in material and workmanship for periods of up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The Company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the Company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the Company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the current year. See Warranty Costs in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual.

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

The Company has an investment in NeuroControl, a development stage company, which is currently pursuing FDA approval to market in the United States a product focused on the treatment of post-stroke shoulder pain. The amount of net advances and investment recorded on the Company's books was approximately $3,000,000 at December 31, 2004. Certain of the Company's officers and directors (or their affiliates) have minority equity ownership positions in NeuroControl. Subsequent to December 31, 2004, the Company's board of directors approved an additional investment by the Company in NeuroControl. Accordingly, the Company has consolidated this investment prospectively beginning with the quarter ended March 31, 2005, as the Company is now deemed the primary beneficiary of this VIE based on the provisions of FIN 46. The other beneficial interest holders have no recourse against the Company.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest rate swap agreements and treasury locks to mitigate its current and future exposure to interest rate fluctuations. Based on the Company's June 30, 2005 debt levels, a 1.0% change in interest rates would impact interest expense by approximately $5,360,000 over the next twelve months. Additionally, the Company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes inter Company loans and third party sales or payments. In an attempt to reduce this exposure, the Company utilizes foreign currency forward contracts. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q  contains  forward-looking  statements  within the meaning of the
"Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as as "will," "should," "plan," "intend," "expect," "continue," "forecast", "believe," "anticipate" and "seek," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, the success of the Company's ongoing efforts to reduce costs, and achieve ongoing savings (including the recently announced and future-contemplated restructurings and initiatives), increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues (including those that affect the sales of and margins on products, along with the viability of customers)  both  at the  federal  and  state  level,  the  ability  to  design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs, the effect of offering customers competitive financing terms, Invacare's ability to successfully identify, acquire and integrate strategic acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions (including the recent Domus acquisition), the timely completion of facility consolidations, the vagaries of any litigation or regulatory investigations that the Company may be or become involved in at any time (including the previously-disclosed litigation with Respironics), the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions (including the impact that acts of terrorism may have on such growth conditions), foreign currency and interest rate risks, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. We undertake no obligation to review or update these forward-looking statements or other information contained herein.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

The information called for by this item is provided under the same caption under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

As of June 30, 2005, an evaluation was performed, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information with respect to repurchases of common shares made by the Company during the three months ended June 30, 2005. All of the repurchased shares were surrendered to the Company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the Company's 2003 Performance Plan.

                                                             Total Number of Shares       Maximum Number
                                            Total Number of   Purchased as Part of     of Shares That May Yet
                                                Shares         Publicly Announced        Be Purchased Under
                                   Period      Purchased        Plans or Programs       the Plans or Programs
                                   ------   ---------------  ----------------------    -----------------------
  4/1/2005-4/30/05                    -           $ -                   -                       $ -

  5/1/2005-5/31/05 (1)             8,274      $ 41.63                   -                       $ -

  6/1/2005-6/30/05                    -           $ -                   -                       $ -

                                   ------   ---------------  ----------------------    -----------------------
  Total                            8,274      $ 41.63                   -                       $ -

     (1)  Represents   common  shares   surrendered   to  the  Company  for  tax
          withholding purposes in conjunction with the vesting of restricted shares under the Company's 2003 Performance Plan.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 25, 2005, the Company held its 2005 Annual Meeting of Shareholders to act on proposals to: 1) elect four directors to the class whose three-year term will expire in 2008, 2) approve and adopt the Invacare Corporation Executive Incentive Bonus Plan, and 3) ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the 2005 fiscal year.

Michael F. Delaney, C. Martin Harris, M.D., Bernadine P. Healy, M.D., and A. Malachi Mixon, III were each re-elected for a three-year term of office expiring in 2008 with 38,794,077, 38,928,502, 38,540,558 and 38,540,006 affirmative votes and 556,132, 421,707, 809,651 and 810,203 votes withheld, respectively.

James C. Boland, Whitney Evans, William M. Weber, Gerald B. Blouch, John R. Kasich, Dan T. Moore, III, and Joseph B. Richey, II are directors with continuing terms.

The proposal to approve and adopt the Invacare Corporation Executive Incentive Bonus Plan received 37,345,183 affirmative votes, 1,280,691 negative votes and 724,335 abstained votes.

The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for its 2005 fiscal year received 36,215,549 affirmative votes, 3,054,431 negative votes and 80,229 abstained votes.

Item 5. Other Information

(a) As stated above, the Invacare Corporation Executive Incentive Bonus Plan (the "Executive Bonus Plan") was approved by shareholders of the Company on May 25, 2005. A summary of the Executive Bonus Plan appears below. A more detailed description, as well as a copy of the Executive Bonus Plan, can be found in the Company definitive Proxy Statement filed with the Securities Exchange Commission on April 8, 2005. A copy of the Executive Bonus Plan is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

The Executive Bonus Plan is intended to reward participants based upon the Company's performance. Specifically, the Executive Bonus Plan is intended to provide an incentive to the Company's executive officers to improve the Company's operating results, and to enable the Company to recruit and retain key officers by making the Company's overall compensation program competitive with compensation programs of other companies with which the Company competes for executive talent. The Executive Bonus Plan is administered by the Company's Compensation, Management Development and Corporate Governance Committee (the
"Compensation Committee"). All officers of the Company are eligible to be selected to participate in the Executive Bonus Plan. The Compensation Committee has the discretion to select those officers who will participate in the Executive Bonus Plan in any given year. For each calendar year or other predetermined performance period, the Compensation Committee will establish a target bonus for each eligible officer, payable if a specified performance goal is satisfied for such performance period. The performance goal for each performance period will provide for a targeted level or levels of performance using one or more of the predetermined measurements provided in the Executive Bonus Plan. For 2005, the bonus award will be based upon satisfaction of an earnings per share target. The performance goal for a performance period will be established in writing by the Compensation Committee on or before the latest date permissible to enable the bonus award to qualify as "performance based compensation" under Section 162(m) of the Internal Revenue Code. As the amount payable to an officer under the Executive Bonus Plan is subject to discretion as to the target amount, the performance goals selected and whether the amount resulting from achievement of such goal will actually be paid, the amount that will be paid in the future to any eligible officer is not presently determinable.

Part II.  OTHER INFORMATION

Item 6. Exhibits.

           Exhibits:
           Official Exhibit No.
           --------------------
           10.1 Invacare Corporation Executive Incentive Bonus Plan (filed herewith).
           31.1     Certification  of the Chief  Executive  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
           31.2     Certification  of the Chief  Financial  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
           32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
           32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

Date:  August 8, 2005