Form 10-Q
period 2005-09-30
INVACARE CORP
filed 2005-11-08
CIK 742112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2005
                               -------------------------------------------------

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

                                 (440)329-6000
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X      No
                                                     -----    -----

Indicate by check mark if the registrant is an accelerated  filer (as defined in
Rule 12b-2 of the Act).    Yes X      No
                               -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 1, 2005, the Company had 30,609,292 Common Shares and 1,111,965 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -

                  September 30, 2005 and December 31, 2004.....................3

         Condensed Consolidated Statement of Earnings -

                  Three Months and Nine Months Ended September 30,
                  2005 and 2004................................................4

         Condensed Consolidated Statement of Cash Flows -

                  Nine Months Ended September 30, 2005 and 2004................5

         Notes to Condensed Consolidated Financial

                  Statements - September 30, 2005..............................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........25

Item 4.  Controls and Procedures..............................................25

Part II.  OTHER INFORMATION:
---------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........26

Item 6.  Exhibits.............................................................26

SIGNATURES....................................................................27

Part I.  FINANCIAL INFORMATION
Item 1...         Financial Statements

                                          INVACARE CORPORATION AND SUBSIDIARIES
                                          Condensed Consolidated Balance Sheets
                                                                                    September 30,           December 31,
                                                                                             2005                   2004
                                                                                             ----                   ----
                                                                                            (unaudited)
ASSETS                                                                                              (In thousands)
------
CURRENT ASSETS
..........Cash and cash equivalents                                                        $ 5,164                $32,567
..........Marketable securities                                                                273                    199
..........Trade receivables, net                                                           287,497                287,950
..........Inventories, net                                                                 194,579                175,883
..........Deferred income taxes                                                             19,787                 21,730
..........Other current assets                                                              50,822                 46,822
                                                                                          -------                -------
..........         TOTAL CURRENT ASSETS                                                    558,122                565,151

OTHER ASSETS                                                                               46,626                 55,634
OTHER INTANGIBLES                                                                         114,276                 98,212
PROPERTY AND EQUIPMENT, NET                                                               180,746                191,163
GOODWILL                                                                                  737,157                717,964
                                                                                          -------                -------
..........         TOTAL ASSETS                                                         $1,636,927             $1,628,124
                                                                                       ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
..........Accounts payable                                                                $153,362               $149,413
..........Accrued expenses                                                                 106,788                 98,850
..........Accrued income taxes                                                               7,060                  7,816
..........Short-term debt and current maturities of long-term obligations                   77,132                  2,062
                                                                                          -------                -------
..........         TOTAL CURRENT LIABILITIES                                               344,342                258,141

LONG-TERM DEBT                                                                            449,016                547,974

OTHER LONG-TERM OBLIGATIONS                                                                76,377                 68,571

SHAREHOLDERS' EQUITY
..........Preferred shares                                                                       -                      -
..........Common shares                                                                      7,917                  7,803
..........Class B common shares                                                                278                    278
..........Additional paid-in-capital                                                       137,008                123,793
..........Retained earnings                                                                591,338                550,753
..........Accumulated other comprehensive earnings                                          70,819                104,629
..........Unearned compensation on stock awards                                             (1,915)                (1,557)
..........Treasury shares                                                                  (38,253)               (32,261)
                                                                                          -------                -------
..........         TOTAL SHAREHOLDERS' EQUITY                                              767,192                753,438
                                                                                          -------                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $1,636,927             $1,628,124
                                                                                       ==========             ==========

See notes to condensed consolidated financial statements.

                                          INVACARE CORPORATION AND SUBSIDIARIES
                                 Condensed Consolidated Statement of Earnings - (unaudited)


                                                                   Three Months Ended                Nine Months Ended
(In thousands except per share data)                                  September 30,                     September 30,
                                                                   2005           2004               2005           2004
                                                                -------        -------            -------        -------
Net sales                                                      $395,270       $349,507         $1,162,481     $1,010,138
Cost of products sold                                           276,583        243,431            820,666        708,559
                                                                -------        -------            -------        -------
    Gross profit                                                118,687        106,076            341,815        301,579
Selling, general and administrative expense                      85,909         71,230            258,223        216,214
Charge related to restructuring activities                        2,760              -              2,760              -
Interest expense                                                  8,245          3,850             22,016          8,904
Interest income                                                    (719)        (1,618)            (2,524)        (3,892)
                                                                -------        -------            -------        -------
    Earnings before Income Taxes                                 22,492         32,614             61,340         80,353
Income taxes                                                      7,175         10,085             19,570         25,600
                                                                -------        -------            -------        -------
    NET EARNINGS                                               $ 15,317       $ 22,529           $ 41,770       $ 54,753
                                                                =======        =======            =======        =======
    DIVIDENDS DECLARED PER
       COMMON SHARE                                               .0125          .0125              .0375          .0375
                                                                =======        =======            =======        =======

Net Earnings per Share - Basic                                   $ 0.48         $ 0.72             $ 1.33         $ 1.76
                                                                =======        =======            =======        =======
Weighted Average Shares Outstanding - Basic                      31,632         31,122             31,515         31,120
                                                                =======        =======            =======        =======
Net Earnings per Share - Assuming Dilution                       $ 0.47         $ 0.70             $ 1.29         $ 1.70
                                                                =======        =======            =======        =======
Weighted Average Shares Outstanding -
   Assuming Dilution                                             32,450         32,283             32,505         32,272
                                                                =======        =======            =======        =======

See notes to condensed consolidated financial statements.

                                          INVACARE CORPORATION AND SUBSIDIARIES
                                Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                                     2005           2004
                                                                                                  -------        -------
OPERATING ACTIVITIES                                                                                   (In  thousands)
         Net earnings                                                                             $ 41,770      $ 54,753
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                         30,698        22,283
              Provision for losses on trade and installment receivables                              9,910         8,285
              Provision for deferred income taxes                                                    5,731             -
              Provision for other deferred liabilities                                               2,078         2,137
         Changes in operating assets and liabilities:
              Trade receivables                                                                     (4,885)      (11,622)
              Installment sales contracts, net                                                      (4,233)       (1,857)
              Inventories                                                                          (27,868)       (8,530)
              Other current assets                                                                  (2,872)        3,475
              Accounts payable                                                                      11,650        10,116
              Accrued expenses                                                                      (1,161)       (5,936)
                 Other deferred liabilities                                                          1,695         2,076
                                                                                                   -------       -------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                         62,513        75,180


INVESTING ACTIVITIES
         Purchases of property and equipment                                                       (24,924)      (28,924)
         Proceeds from sale of property and equipment                                                4,994             -
            Other long term assets                                                                    (872)       (3,354)
         Business acquisitions, net of cash acquired                                               (58,216)     (262,679)
         Other                                                                                      (1,450)       (2,262)
                                                                                                   -------       -------
                  NET CASH USED FOR INVESTING ACTIVITIES                                           (80,468)     (297,219)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit, securitization facility and
               long-term borrowings                                                                539,045       635,662
         Payments on revolving lines of credit, long-term debt
               and capital lease obligations                                                      (552,330)     (426,220)
         Net proceeds from exercise of stock options                                                 2,552         5,267
         Purchases of treasury stock                                                                     -        (4,430)
         Payment of dividends                                                                       (1,185)       (1,103)
                                                                                                   -------       -------
                  NET CASH (REQUIRED) PROVIDED BY FINANCING
                  ACTIVITIES                                                                       (11,918)      209,176
Effect of exchange rate changes on cash                                                              2,470          (371)
                                                                                                   -------       -------
Decrease in cash and cash equivalents                                                              (27,403)      (13,234)
Cash and cash equivalents at beginning of period                                                    32,567        16,074
                                                                                                   -------       -------
Cash and cash equivalents at end of period                                                         $ 5,164       $ 2,840
                                                                                                   =======       =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                               September 30, 2005

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of its operations for the three months and nine months ended September 30, 2005 and 2004, respectively, and changes in its cash flows for the nine months ended September 30, 2005 and 2004, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using an. August 31 quarter end. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions are eliminated.

Reclassifications - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the period ended September 30, 2005.

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

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those for the Company's consolidated financial statements. Intersegment net sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment net sales and transfers are not considered in evaluating segment performance. Intersegment net sales for reportable segments were $23,882,000 and $73,314,000 for the three and nine months ended September 30, 2005, respectively, and $20,312,000 and $60,691,000 for the same periods in the preceding year.

The information by segment is as follows (in thousands):

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                     September 30,
                                                                   2005           2004               2005           2004
                                                                -------        -------            -------        -------
   Revenues from external customers
        North America                                          $260,871       $251,457           $776,665       $737,780
        Europe                                                  111,909         79,889            324,331        224,633
        Asia/Pacific                                             22,490         18,161             61,485         47,725
                                                                -------        -------            -------        -------
        Consolidated                                           $395,270       $349,507         $1,162,481     $1,010,138
                                                                =======        =======            =======        =======
   Earnings (loss) before income taxes
        North America                                           $16,098        $27,990            $49,570        $73,753
        Europe                                                   10,548          4,984             21,788          9,427
        Asia/Pacific                                               (551)           874             (3,855)         1,551
        All Other *                                              (3,603)        (1,234)            (6,163)        (4,378)
                                                                -------        -------            -------        -------
        Consolidated                                            $22,492        $32,614            $61,340        $80,353
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


                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                     September 30,
                                                                   2005           2004               2005           2004
                                                                -------        -------            -------        -------
                                                                            (In thousands, except per share data)
Basic
   Average common shares outstanding                             31,632         31,122             31,515         31,120

   Net earnings                                                 $15,317        $22,529            $41,770        $54,753

   Net earnings per common share                                $  .48          $  .72            $  1.33        $  1.76

Diluted
   Average common shares outstanding                             31,632         31,122             31,515         31,120
   Stock options and awards                                         818          1,161                990          1,152
                                                                -------        -------            -------        -------
   Average common shares assuming dilution                       32,450         32,283             32,505         32,272

   Net earnings                                                 $15,317        $22,529            $41,770        $54,753

   Net earnings per common share                                 $  .47         $  .70            $  1.29        $  1.70

At September 30, 2005, 782,466 and 632,218 shares were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2005, as they were anti-dilutive. For the three and nine months ended September 30, 2005, the majority of the anti-dilutive shares were granted at an exercise price of $44.30 which was higher than the average fair market value prices of $40.66 and $43.57, respectively. At September 30, 2004, 140,878 and 60,521 shares were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2004, as they were anti-dilutive. For the three and nine months ended September 30, 2004, the majority of the anti-dilutive shares were granted at an exercise price of $44.30 which was higher than the average fair market value prices of $43.81 and $43.16, respectively.

Concentration of Credit Risk - The Company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers' financial condition. Prior to December 2000, the Company financed equipment to certain customers for periods ranging from 6 to 39 months. In December 2000, Invacare entered into an agreement with De Lage Landen Inc (DLL), a third party financing company, to provide the majority of future lease financing to Invacare's customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The Company retains a limited recourse obligation ($43,933,000 at September 30, 2005) to DLL for events of default under the contracts (total balance outstanding of $110,088,000 at September 30, 2005). Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the Company to record a guarantee liability as it relates to the limited recourse obligation. As such, the Company has recorded a liability for this guarantee obligation. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with FASB Statement No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

Substantially all of the Company's receivables are due from health care/medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand, Asia and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the Company has also seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. In addition, reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain as well as the timing of reimbursement and, thus, affect the product mix, pricing and payment patterns of the Company's customers.

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2004 to September 30, 2005 was the result of acquisitions representing an increase in goodwill of $21,999,000 in Europe, $12,910,000 in North America and $7,265,000 in Asia/Pacific with the remaining change attributable to currency translation.

Motion Concepts, Inc. ("Motion") was acquired in 2003. Pursuant to the Motion purchase agreement, the Company agreed to pay contingent consideration based upon earnings before interest and taxes over the three years subsequent to the acquisition up to a maximum of approximately $16,000,000. Based upon 2004 and 2005 results, no such consideration was paid. When the contingency related to the acquisition is settled, if any such consideration is paid, it will increase the purchase price and reported goodwill.

All of the Company's other intangible assets have definite lives and are amortized over their useful lives, except for $31,357,000 related to trademarks, which have indefinite lives. An increase in patents of $6,664,000 was recorded in the first quarter of 2005 as part of the North American segment, which was a result of the initial consolidation of the Company's variable interest in NeuroControl. As a result of acquisitions in the second quarter, $8,050,000 was recorded as part of the North American segment for: customer lists of $6,200,000, patents of $1,040,000, and trademarks of $810,000, while the following intangibles were recorded for the European segment: trademarks with indefinite lives of $4,840,000, customer lists of $5,500,000 and patents of $1,400,000.

As of September 30, 2005 and December 31, 2004, other intangibles consisted of the following (in thousands):

                                                September 30, 2005                    December 31, 2004
                                                ------------------                    -----------------
                                           Historical      Accumulated           Historical      Accumulated
                                              Cost         Amortization             Cost         Amortization
                                           ----------      ------------          ----------      ------------
  Customer lists                            $66,189           $6,812              $57,788           $2,737
  Trademarks                                 31,357                -               27,732                -
  License agreements                          7,775            5,688                6,518            5,051
  Developed technology                        6,484              377                5,842               80
  Patents                                    12,349            1,840                4,137            1,443
  Other                                       7,758            2,919                7,348            1,842
                                            -------          -------              -------          -------
                                           $131,912          $17,636             $109,365          $11,153
                                            =======          =======              =======          =======

Amortization expense related to other intangibles was $6,483,000 in the first nine months of 2005 and is estimated to be $9,114,000 in 2006, $8,902,000 in 2007, $8,192,000 in 2008, $7,889,000 in 2009 and $7,768,000 in 2010.

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

                                                                               Three Months Ended                Nine Months Ended
                                                                                  September 30,                     September 30,
                                                                               2005           2004               2005           2004
                                                                            -------        -------            -------        -------
Net earnings - as reported *                                                $15,317       $22,529             $41,770        $54,753
Less:  compensation expense determined based on the
          fair-value method for all awards granted at
          market value, net of related tax effects                              986           929               3,187          2,735
                                                                            -------        -------            -------        -------
Net earnings - pro forma                                                    $14,331       $21,600             $38,583        $52,018
                                                                            =======       =======             =======        =======

Earnings per share as reported - basic                                         $.48          $.72               $1.33          $1.76
Earnings per share as reported - assuming dilution                             $.47          $.70               $1.29          $1.70

Pro forma earnings per share - basic                                           $.45          $.69               $1.22          $1.67
Pro forma earnings per share - assuming dilution                               $.44          $.67               $1.19          $1.61

* Includes stock compensation expense, net of tax, on
   restricted awards granted without cost to recipients of:                    $145          $137                $428           $389

Warranty Costs - Generally, the Company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The Company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the Company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the Company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the first nine months of 2005.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

   Balance as of January 1, 2005                                       $ 13,998
   Warranties provided during the period                                  7,959
   Settlements made during the period                                    (7,192)
   Changes in liability for pre-existing warranties during
       the period, including expirations                                    572
                                                                         ------
   Balance as of September 30, 2005                                    $ 15,337
                                                                         ======

Charge Related to Restructuring Activities - On July 28, 2005, the Company announced cost reductions and profit improvement actions, which included: reducing global headcount by 230 personnel, outsourcing improvements utilizing the Company's China manufacturing capability and third parties, shifting substantial resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy, general expense reductions, and exiting four facilities.

To date, the Company has made substantial progress on its restructuring activities, including exiting four facilities and eliminating approximately 170 positions through September 30, 2005, which resulted in restructuring charges of $2,760,000, primarily for severance, of which $2,200,000 was incurred in North American, $300,000 in Asia/Pacific and $260,000 in Europe. This amount is reflected on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Earnings as part of operations.

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                                            Three Months Ended                Nine Months Ended
                                                                               September 30,                     September 30,
                                                                            2005           2004               2005           2004
                                                                         -------        -------            -------        -------
Net earnings                                                             $15,317        $22,529            $41,770        $54,753
Foreign currency translation gain (loss)                                   7,457          6,842            (31,627)         7,465
Unrealized gain (loss) on available for sale securities                       39            (16)                49            (13)
Current period unrealized gain (loss) on cash flow hedges                  2,105         (1,015)            (2,232)        (3,368)
                                                                         -------        -------            -------        -------
Total comprehensive earnings                                             $24,918       $ 28,340             $7,960        $58,837
                                                                         =======         =======           =======        =======

Inventories - Inventories consist of the following components (in thousands):

                                          September 30,   December 31,
                                                  2005           2004
                                               -------        -------
       Raw materials                          $ 60,702       $ 60,548
       Work in process                          14,385         16,156
       Finished goods                          119,492         99,179
                                               -------        -------
                                              $194,579       $175,883
                                               =======        =======

The final inventory determination under the LIFO method is made at the end of each fiscal year based on the inventory levels and cost at that point; therefore, interim LIFO determinations are based on management's estimates of expected year-end inventory levels and costs.

Property and Equipment - Property and equipment consist of the following (in thousands):
 September 30,   December 31,
                                                  2005           2004
                                               -------        -------
       Machinery and equipment                $252,744       $243,335
       Land, buildings and improvements         86,398         95,041
       Furniture and fixtures                   29,003         27,494
       Leasehold improvements                   15,575         14,275
                                               -------        -------
                                               383,720        380,145
       Less allowance for depreciation        (202,974)      (188,982)
                                               -------        -------
                                              $180,746       $191,163
                                               =======        =======

Financing Arrangements - On September 29, 2005, the Company and the other parties to its Note Purchase Agreements dated as of February 27, 1998 and October 1, 2003, entered into certain amendments to those agreements that, among other things: (i) required the Company to at all times maintain at least a $350,000,000 revolving credit facility, (ii) amended the maximum permitted amount of debt, and (iii) amended certain defined terms, including the definition of "Consolidated Total Assets" and "Debt." In addition, the amendment to the 1998 Purchase Agreement changed certain covenants of the Company relating to incurrence of debt, liens and asset sales. In addition, on August 12, 2005, the Company entered into an agreement to amend the Company's $500,000,000 revolving credit agreement to among other things: (i) clarify the definition of Adjusted EBITDA to exclude certain restructuring costs, (ii) amend the definition of Total Debt to include lease receivable securitizations and exclude trade receivable securitizations, and (iii) reduce the Total Debt to Adjusted EBITDA ratio from 3.50 to 1.0, to 3.25 to 1.0 for the period commencing on December 31, 2006 and continuing thereafter.

On September 30, 2005, the Company entered into a 364-day $100 million accounts receivable securitization facility. The Receivables Purchase Agreement (the "Receivables Agreement") , dated as of September 30, 2005, among Invacare Receivables Corporation ("IRC"), as Seller, Invacare Corporation, as Servicer, Park Avenue Receivables Company, LLC (the "Conduit"), the financial institutions named therein and JPMorgan Chase Bank, N.A., as Agent, provides for, among other things, the transfer from time to time by Invacare and certain of its subsidiaries of ownership interests of certain domestic accounts receivable on a revolving basis to the Conduit, an asset-backed issuer of commercial paper, and/or the financial institutions named in the Receivables Agreement. Pursuant to the Receivables Agreement, the Company and certain of its subsidiaries from time to time may transfer accounts receivable to IRC, a special purpose entity and subsidiary of Invacare. IRC then transfers interests in the receivables to the Conduit and/or the financial institutions named in the Receivables Agreement and receives funds from the Conduit and/or the financial institutions raised through the issuance of commercial paper (in its own name) by the Conduit and/or the financial institutions. In accordance with U.S. Generally Accepted Accounting Principles, Invacare accounts for the transaction as a secured borrowing. Borrowings under the facility are effectively repaid as receivables are collected, with new borrowings created as additional receivables are sold. Invacare received $75.5 million in funds pursuant to the securitization facility on September 30, 2005 at an original borrowing rate of 4.1%, which was used to reduce balances outstanding on Invacare's revolving credit facility. The debt is reflected on the short-term debt and current maturities of long-term obligations line of the condensed consolidated balance sheet at September 30, 2005.

Acquisitions - In the first nine months of 2005, Invacare Corporation acquired the following businesses, which were individually immaterial, at a total cost of $58,216,000, which was paid in cash:

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

Goodwill recognized in these transactions amounted to approximately $33,039,000, the majority of which is not expected to be deductible for tax purposes. Goodwill of $12,864,000 was assigned to the European segment, $12,910,000 was assigned to the North American segment and $7,265,000 was assigned to the Asia/Pacific segment.

On September 9, 2004 the Company acquired 100% of the shares of WP Domus GmbH (Domus), a European-based holding company that manufactures several complementary product lines to Invacare's product lines, including power add-on products, bath lifts and walking aids, from WP Domus LLC. Domus has three divisions: Alber, Aquatec and Dolomite. The acquisition allows the Company to expand its product line and reach new markets. The final purchase price was $226,806,000, including acquisition costs of $4,116,000, which was paid in cash.

During the third quarter, the Company finalized the purchase price allocation related to the Domus acquisition and as a result recorded additional severance and exit accruals ($6,987,000) and certain pre-acquisition liabilities for warranty and product liability ($1,256,000) and legal and professional fees associated with the transaction ($892,000) totaling $9,135,000, which increased goodwill by the same amount.

In accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," the Company recorded accruals for severance and exit costs for facility closures and contract terminations. A progression of the accruals recorded in the purchase price allocation is as follows (in thousands):

                                  Balance at       Additional                         Balance at
                                    12/31/04         Accruals         Payments           9/30/05
                                     -------          -------          -------           -------
Facility closures, including
  associated severance                 $ 604          $ 4,923            $ 939           $ 4,588
Sales agency terminations                  -              612              612                 -
Exit of product lines                      -            1,452                -             1,452
                                     -------          -------          -------           -------
     Total                             $ 604          $ 6,987          $ 1,551           $ 6,040
                                     =======          =======          =======           =======

The company anticipates all of the remaining reserves to be utilized in 2006.

Income Taxes - The Company had an effective tax rate of 31.9% for the three and nine-month periods ended September 30, 2005 compared with 30.9% and 31.9% for the same periods a year ago. The effective tax rate declined due to a change in estimate in the mix of earnings and permanent deductions. The Company's effective tax rate is lower than the U.S. federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the U.S. federal statutory rate.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K as furnished to the Securities and Exchange Commission on October 27, 2005.

OUTLOOK

Uncertainty still remains regarding the resolution of Medicare reimbursement for power wheelchairs in particular, and equipment in general. The implementation of new codes for power wheelchairs scheduled for the beginning of 2006 has been postponed to a date later in 2006. The impact is hard to determine regarding the newly effective regulations requiring physician documentation of medical necessity along with face-to-face exams for a power wheelchair prescription; and those regulations may be delayed until April 2006. Additionally, the Senate Finance Committee's proposal to cut $900 million from durable home medical equipment spending over five years is a new development that will restrain growth if passed by Congress.

In addition, the Company continues to review its global manufacturing and distribution strategy and develop a multi-year plan beginning in 2006 to exit a number of manufacturing and distribution locations, which is expected to result in additional annualized pre-tax savings of up to $21 million. These plans would lead to pre-tax restructuring charges over the next two years estimated at $22 million. While plans are not complete, the Company currently believes that the financial benefits from the restructuring in any one year will minimize the net income impact from the charge incurred in that year.

For the full year 2005, in light of the continuing reimbursement pressures, the Company is lowering guidance for earnings per share to a range of $1.76 to $1.89 and net sales growth to a range of 11% to 12%. The earnings per share guidance includes the impact of the $6.8 million to $7.8 million restructuring charge on a pre-tax basis for the third and fourth quarters, or $0.14 to $0.16 per share after tax. Previous guidance included in the Company's Form 10-Q for the second quarter of 2005 had anticipated a net sales increase of between 14% and 15% and earnings per share of between $2.14 and $2.30, including the impact of restructuring costs of $0.06 to $0.10 per share after tax. The new guidance anticipates foreign currency and acquisitions to account for 10% of the net sales increase. Excluding the impact of foreign currency and acquisitions, the net sales increase is now expected to be between 1% and 2%. The Company anticipates operating cash flows of between $90 million and $100 million and net purchases of property plant and equipment of approximately $35 million, in line with previous guidance included in the Company's Form 10-Q for the second quarter of 2005.

For the fourth quarter, the Company expects a net sales increase of between 2% and 4% and earnings per share of between $0.47 and $0.60, which includes the impact of the $4 million to $5 million fourth quarter restructuring charge on a pre-tax basis, or $0.08 to $0.10 per share after tax. The 13 cent range for earnings per share is primarily due to uncertainty surrounding reimbursement, weakness in the national accounts business, and inefficiencies resulting from the October implementation of a new Oracle(R) enterprise resource planning system in the Company's North American home care business. This guidance anticipates foreign currency and acquisitions to account for 2% of the net sales increase. Excluding the impact of foreign currency and acquisitions, the net sales increase would be between zero and 2%.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended September 30, 2005 were $395,270,000, compared to $349,507,000 for the same period a year ago, representing a 13% increase. Foreign currency translation did not materially impact the net sales increase while acquisitions accounted for 12% of the net sales increase for the quarter. For the nine months ended September 30, 2005, net sales increased 15% to $1,162,481,000, compared to $1,010,138,000 for the same period a year ago. Foreign currency translation and acquisitions accounted for 1% and 11% of the net sales increase for the first nine months, respectively. Excluding the impact of foreign currency and acquisitions, the net sales growth of 1% for the quarter and 2% for the first nine months of the year was driven primarily by volume increases in all three business segments.

North American Operations

North American net sales increased 4% for the quarter to $260,871,000 as compared $251,457,000 for the same period a year ago with foreign currency accounting for 1% of the net sales increase and acquisitions contributing an additional 2%. For the first nine months, net sales increased 5% to $776,665,000 as compared $737,780,000 for the same period a year ago, with foreign currency accounting for 1% of the net sales increase and acquisitions contributing an additional 2%. These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products.

The increase for the quarter was principally due to net sales increases in Rehab products (14%), Distributed products (7%) and Continuing Care products (2%), which were partially offset by declines in Respiratory products (13%) and Standard products (2%). Acquisitions accounted for 14% of the Continuing Care product net sales increase.

The Respiratory net sales decline in the quarter was due to slow purchases from national accounts for the HomeFill(TM) oxygen system product line and oxygen concentrators, which was partially offset by double-digit growth with local and regional providers for the HomeFill(TM) product. The net sales decline experienced in Standard products for the quarter was the result of increasing unit volumes, which were more than offset by lower pricing implemented in the second half of 2004 and a significant slow down in purchases by a national account. Invacare Continuing Care Group sales, without acquisitions, declined by 12% due to weakness in nursing home-related bed sales.

The 14% net sales increase in the quarter for the rehab products line was due primarily to stronger sales of consumer power wheelchairs, which were up 30% for the quarter versus last year's third quarter. Despite the improvement versus an unusually weak sales quarter last year, the Company does not anticipate that the third quarter performance is an indication of an improved environment for consumer power wheelchairs in the United States. Consumer power wheelchair revenues for the nine-month period were down 3% compared to prior year.

The increase for the first nine months was principally due to net sales increases in Respiratory products (10%), Continuing Care products (15%) and Distributed products (7%) and Rehab products (2%), which were partially offset by declines in Standard products (3%). Acquisitions accounted for 15% of the Continuing Care product net sales increase and positively impacted Rehab product net sales by 1%.

European Operations

European net sales increased 40% for the quarter to $111,909,000 as compared to $79,889,000 for the same period a year ago with acquisitions and foreign currency translation accounting for a 43% increase and a 4% decrease in the net sales, respectively. European net sales for the first nine months increased 44% to $324,331,000 as compared to $224,633,000 for the same period a year ago with acquisitions and foreign currency translation accounted for 41% and 2% of the net sales increase, respectively. The sales increase for the quarter and first nine months, excluding foreign currency and acquisitions, was primarily due to improved performance in all regions, excluding Germany.

Asia/Pacific Operations

The Company's Asia/Pacific operations consist of Invacare Australia and Australian Healthcare Equipment, which manufacture, import and distribute the entire range of Invacare products; Dynamic Controls, a New Zealand manufacturer of electronic operating components used in power wheelchairs and scooters; and Invacare New Zealand, a manufacturer of wheelchairs and beds and a distributor of a wide range of home medical equipment.

Asia/Pacific net sales increased 24% in the third quarter to $22,490,000 from $18,161,000 in the third quarter of last year and increased 29% for the first nine months of the year to $61,485,000 from $47,725,000 for the same period a year ago. For the quarter, acquisitions accounted for 16% of the net sales increase, while foreign currency translation contributed an additional 1%. For the first nine months of the year, acquisitions accounted for 16% of the net sales increase, while foreign currency translation contributed an additional 7%. The resulting 7% net sales increase for the quarter and 6% net sales increase for the first nine months of the year, excluding foreign currency and acquisitions, was largely due to volume increases in all locations.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine-month periods ended September 30, 2005 was 30.0% and 29.4%, respectively, compared to 30.4% and 29.9%, respectively, in the same periods last year. The decline for both periods is primarily due to significant increases in freight costs, largely due to fuel surcharges driven by the high price of oil, and price reductions on standard products in North America, which started in July of last year and thus negatively impact the gross margin comparison to the first nine months of last year. The increase in freight costs was partially offset by freight auctions and modifications to the company's freight policy, which were implemented in the third quarter of this year.

For the first nine months of the year, North American margins as a percentage of net sales declined to 29.0% compared with 30.6% in the same period last year principally as a result of the above-referenced increase in freight costs and decrease in pricing, especially in the Standard products category. In Europe, gross margin improved year to date by 2.4 percentage points, primarily due to the higher gross margins achieved by Domus, which the Company acquired in September 2004. Gross margin in Asia/Pacific improved year to date by .3 percentage points, largely due to margin improvement in the Australian business due to more favorable product mix.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense as a percentage of net sales for the three and nine months ended September 30, 2005 was 21.7% and 22.2%, compared to 20.4% and 21.4% for the same periods a year ago. The dollar increases were $14,679,000 and $42,009,000, or 20.6% and 19.4%, respectively for the quarter and first nine months of the year. Acquisitions increased these expenses by $12,585,000 in the quarter and $35,061,000 in the first nine months of the year, while foreign currency translation increased these expenses by $180,000 in the quarter and $4,105,000 in the first nine months of the year compared to the same periods a year ago. Excluding the impact of foreign currency translation and acquisitions, selling, general and administrative expense increased $1,914,000 or 2.7% for the quarter and $2,843,000 or 1.3% for the first nine months of the year compared to the same periods a year ago, primarily due to higher distribution and commission costs due to higher sales volumes and increases in sales and marketing spending.

North American selling, general and administrative cost increased $5,393,000 or 10.9% for the quarter and $9,686,000 or 6.4% in the first nine months of the year compared to the same periods a year ago. Acquisitions accounted for 2.8% and 2.3% of the increase in each period, respectively, while foreign currency translation accounted for less than 1% in both periods. The additional distribution, commission and sales and marketing costs, incurred on a consolidated basis noted above, were primarily related to North America.

European selling, general and administrative cost increased $7,108,000 or 36.4% for the quarter and $25,183,000 or 43.2% for the first nine months of the year compared to the same periods a year ago. For the quarter, acquisitions caused SG&A expense to increase by $10,690,000 or 54.8% while foreign currency translation decreased SG&A expense by $153,000 or 0.8%. For the first nine months of 2005, acquisition and foreign currency translation increased SG&A expense by $30,075,000 or 51.6%, and $2,448,000 or 4.2%, respectively. The decrease in spending for the quarter and year to date, excluding acquisition and foreign currency translation, was primarily attributable to efforts to bring spending in line with lower than planned sales.

Asia/Pacific selling, general and administrative cost increased $2,178,000 or 90.9% for the quarter and $7,140,000 or 119.5% in the first nine months of the year compared to the same periods a year ago. For the quarter, acquisitions and foreign currency translation increased SG&A expense by $535,000 or 22.3%, and $10,000 or .4%, respectively. For the first nine months of the year, acquisition and foreign currency translation increased SG&A expense by $1,537,000 or 25.7%, and $698,000 or 11.7%, respectively. The increase in spending, excluding acquisition and foreign currency translation, was primarily attributable to additional systems costs related to an Enterprise Resource Planning (ERP) implementation and foreign currency transactions.

CHARGE RELATED TO RESTRUCTURING ACTIVITIES

On July 28, 2005, the Company announced cost reductions and profit improvement actions, which included the following:

     >>   reducing global headcount by 230 personnel,
     >> outsourcing improvements utilizing the Company's China manufacturing capability and third parties,
     >>   shifting   substantial   resources   from   product   development   to
          manufacturing cost reduction activities and product rationalization,
     >> reducing freight exposure through freight auctions and changing the freight policy,
     >>   general expense reductions, and
     >>   exiting four facilities.

To date, the Company has made substantial progress on its restructuring activities, including exiting four facilities and eliminating approximately 170 positions through September 30, 2005, which resulted in restructuring charges of $2,760,000, principally for severance, of which $2,200,000 was incurred in North America, $300,000 in Asia/Pacific and $260,000 in Europe. With additional actions, the Company anticipates recognizing an additional $4,000,000 to $5,000,000 ($2,725,000 to $3,405,000 after tax or $0.08 to $0.10 per diluted share) in the fourth quarter. The actions in the third and fourth quarter are expected to result in annualized pre-tax savings of at least $25 million as Invacare enters 2006.

In addition, the Company continues to review its global manufacturing and distribution strategy and develop a multi-year plan beginning in 2006 to exit a number of manufacturing and distribution locations, which is expected to result in additional annualized pre-tax savings of up to $21 million. These plans would lead to pre-tax restructuring charges over the next two years estimated at $22 million. While plans are not complete, the Company currently believes that the financial benefits from the restructuring in any one year will minimize the net income impact from the charge incurred in that year.

INTEREST

Interest expense increased by $4,395,000 and $13,112,000 for the third quarter and first nine months of 2005, respectively, compared to the same periods last year, primarily due to increased borrowings for acquisitions and higher average borrowing rates. Interest income decreased $899,000 and $1,368,000 for the third quarter and first nine months of 2005, respectively, compared to the same periods last year, primarily due to extended financing terms provided to our customers.

INCOME TAXES

The Company had an effective tax rate of 31.9% for the three and nine-month periods ended September 30, 2005 compared with 30.9% and 31.9% for the same periods a year ago. The effective tax rate declined due to a change in estimate in the mix of earnings and permanent deductions. The Company's effective tax rate is lower than the U.S. federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the U.S. federal statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's reported level of debt decreased by $23,888,000 from December 31, 2004 to $526,148,000 at September 30, 2005 as cash generated from operations was used to pay down debt. The Company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its bank lines of credit and working capital management.

On September 29, 2005, the Company and the other parties to its Note Purchase Agreements dated as of February 27, 1998 and October 1, 2003, entered into certain amendments to those agreements that, among other things: (i) required the Company to at all times maintain at least a $350,000,000 revolving credit facility, (ii) amended the maximum permitted amount of debt, and (iii) amended certain defined terms, including the definition of "Consolidated Total Assets" and "Debt." In addition, the amendment to the 1998 Purchase Agreement changed certain covenants of the Company relating to incurrence of debt, liens and asset sales. In addition, on August 12, 2005, the Company entered into an agreement to amend the Company's $500,000,000 revolving credit agreement to among other things: (i) clarify the definition of Adjusted EBITDA to exclude certain restructuring costs, (ii) amend the definition of Total Debt to include lease receivable securitizations and exclude trade receivable securitizations, and
(iii) reduce the Total Debt to Adjusted EBITDA ratio from 3.50 to 1.0, to 3.25 to 1.0 for the period commencing on December 31, 2006 and continuing thereafter.

On September 30, 2005, the Company entered into a 364-day $100 million accounts receivable securitization facility. The Receivables Purchase Agreement (the "Receivables Agreement") , dated as of September 30, 2005, among Invacare Receivables Corporation ("IRC"), as Seller, Invacare Corporation, as Servicer, Park Avenue Receivables Company, LLC (the "Conduit"), the financial institutions named therein and JPMorgan Chase Bank, N.A., as Agent, provides for, among other things, the transfer from time to time by Invacare and certain of its subsidiaries of ownership interests of certain domestic accounts receivable on a revolving basis to the Conduit, an asset-backed issuer of commercial paper, and/or the financial institutions named in the Receivables Agreement. Pursuant to the Receivables Agreement, the Company and certain of its subsidiaries from time to time may transfer accounts receivable to IRC, a special purpose entity and subsidiary of Invacare. IRC then transfers interests in the receivables to the Conduit and/or the financial institutions named in the Receivables Agreement and receives funds from the Conduit and/or the financial institutions raised through the issuance of commercial paper (in its own name) by the Conduit and/or the financial institutions. In accordance with U.S. Generally Accepted Accounting Principles, Invacare accounts for the transaction as a secured borrowing. Borrowings under the facility are effectively repaid as receivables are collected, with new borrowings created as additional receivables are sold. Invacare received $75.5 million in funds pursuant to the securitization facility on September 30, 2005 at an original borrowing rate of 4.1%, which was used to reduce balances outstanding on Invacare's revolving credit facility. The debt is reflected on the short-term debt and current maturities of long-term obligations line of the condensed consolidated balance sheet at September 30, 2005.

As of September 30, 2005, the Company had approximately $247,546,000 available under its lines of credit, excluding debt covenant restrictions. The Company's borrowing arrangements contain covenants, with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the Company's bank agreements and agreement with its note holders. As of September 30, 2005, the Company was in compliance with all covenant requirements. Under the most restrictive covenant of the Company's borrowing arrangements, the Company has the capacity to borrow up to an additional $133,544,000 as of September 30, 2005.

CAPITAL EXPENDITURES

The Company had no individually material capital expenditure commitments outstanding as of September 30, 2005. The Company estimates that capital investments for 2005 could approximate up to $35,000,000 as compared to $41,400,000 in 2004. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $62,513,000 for the first nine months of 2005 compared to $75,180,000 in the first nine months of 2004. The decrease in operating cash flows for the first nine months of 2005 compared to the same period a year ago was largely due to lower earnings, and higher inventory levels. Inventory levels increased primarily due to building product for anticipated increases in sales growth that did not materialize, primarily in North America. In addition, with increased shipments from the Far East, the Company had more products in transit than in previous years.

Cash used for investing activities was $80,468,000 for the first nine months of 2005 compared to $297,219,000 in the first nine months of 2004. The decrease in cash used for investing is attributable to the higher level of acquisitions incurred in the first nine months of 2004 compared to the first nine months of 2005. In addition, cash used for investing activities benefited by $4,633,000 from the sale of a manufacturing facility no longer used by the Company and reduced capital expenditures.

Cash required by financing activities was $11,918,000 for the first nine months of 2005 compared to cash provided of $209,176,000 in the first nine months of 2004. Financing activities for the first nine months of 2005 were impacted by an decrease in the Company's net long-term borrowings of $13,258,000 as more operating cash flows were used to decrease borrowings compared to the same period a year ago in which the Company's borrowings increased as a result of acquisitions.

The effect of foreign currency translation and acquisitions may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

During the first nine months of 2005, the Company generated free cash flow of $42,583,000 compared to free cash flow of $46,256,000 in the first nine months of 2004. The decrease was primarily attributable to lower earnings and higher inventory levels as explained above. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities less net purchases of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including acquisitions, etc.). The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

                                                           Nine Months Ended
                                                              September 30,
                                                           2005           2004
                                                        -------        -------
  Net cash provided by operating activities             $62,513        $75,180
  Less:  Purchases of property and equipment - net      (19,930)       (28,924)
                                                        -------        -------
  Free Cash Flow                                        $42,583       $ 46,256
                                                         ======         ======

DIVIDEND POLICY

On September 8, 2005, the Company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of October 1, 2005, which was paid on October 14, 2005. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Allowance for Uncollectible Accounts Receivable
Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company's receivables are due from health care/medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand, Asia and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the Company has seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts is based primarily on management's evaluation of the financial condition of the customer. In addition, as a result of the third party financing arrangement with DLL, management monitors the collection status of these contracts in accordance with the Company's limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts.

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

Goodwill, Intangible and Other Long-Lived Assets
Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. As a result of the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets in 2002, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests in accordance with the Statement. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company completes its annual impairment tests in the fourth quarter of each year and the results of these analyses have historically indicated no impairment of goodwill.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), which requires companies to expense stock options and other share-based payments. SFAS 123R supersedes SFAS No. 123, which permitted either expensing stock options or providing pro forma disclosure. In April 2005, the SEC announced that the adoption of SFAS 123R would be delayed. The provisions of SFAS 123R, which will become effective with respect to the Company on January 1, 2006, apply to all awards granted, modified, cancelled or repurchased after January 1, 2006 as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date and estimates that the impact to the Company's reported results will likely result in greater expense than is reflected in the pro forma results shown in the Company's note regarding Accounting for Stock-Based Compensation in the Notes to its Consolidated Financial Statements due in part to the clarification in the new standard regarding the treatment of options granted to those who are retiree eligible at the date of grant.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest rate swap agreements and treasury locks to mitigate its current and future exposure to interest rate fluctuations. Based on the Company's September 30, 2005 debt levels, a 1.0% change in interest rates would impact interest expense by approximately $5,106,000 over the next twelve months. Additionally, the Company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes inter Company loans and third party sales or payments. In an attempt to reduce this exposure, the Company utilizes foreign currency forward contracts. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q  contains  forward-looking  statements  within the meaning of the
"Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "plan," "intend," "expect," "continue," "forecast", "believe," "anticipate" and "seek," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, the success of the Company's ongoing efforts to reduce costs, increasing raw material costs, the consolidations of health care customers and competitors, government reimbursement issues (including those that affect the sales of and margins on product, along with the viability of customers) both at the federal and state level, the successful implementation of the Company's enterprise resource planning system, the ability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs, the effect of offering customers competitive financing terms, Invacare's ability to successfully identify, acquire and integrate strategic acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions (including the recent Domus acquisition), the timely completion of facility consolidations, the vagaries of any litigation or regulatory investigations that the Company may be or become involved in at any time (including the previously-disclosed litigation with Respironics), the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions (including the impact that acts of terrorism may have on such growth conditions), foreign currency and interest rate risks, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. We undertake no obligation to review or update these forward-looking statements or other information contained herein.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

The information called for by this item is provided under the same caption under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

As of September 30, 2005, an evaluation was performed, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005 in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (c) The following table presents information with respect to repurchases of common shares made by the Company during the three months ended September 30, 2005. All of the repurchased shares were surrendered to the Company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the Company's 2003 Performance Plan.

                                                             Total Number of Shares       Maximum Number
                                            Total Number of   Purchased as Part of     of Shares That May Yet
                                                Shares         Publicly Announced        Be Purchased Under
                                   Period      Purchased        Plans or Programs       the Plans or Programs
                                   ------   ---------------  ----------------------    -----------------------
  7/1/2005-7/31/05 (1)               160       $ 39.36                -                     $
  8/1/2005-8/31/05                     -             -                -                          -
  9/1/2005-9/30/05                     -             -                -                          -
                                   -----         -----            -----                      -----
  Total                              160       $ 39.36                -                     $    -
                                   =====         =====            =====                      =====

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

Date:  November 8, 2005