Form 10-K
period 2005-12-31
INVACARE CORP
filed 2006-03-14
CIK 742112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005


                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number   0-12938


                              INVACARE CORPORATION
                              --------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                      95-2680965
-------------------------------         ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


               One Invacare Way, P.O. Box 4028, Elyria, Ohio 44036
               ---------------------------------------------------
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
Common Shares, without par value           New York Stock Exchange
Rights to Purchase Preferred Shares,       New York Stock Exchange
without par value

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----


     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
        Yes   X                             No
            -----                             -----

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
        Yes                                 No  X
            -----                             -----

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
        Large accelerated filer X  Accelerated filer   Non-accelerated filer
                               --                   --                       --

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
        Yes                                 No  X
            -----                             -----




As of June 30, 2005, the aggregate market value of the 27,957,693 Common Shares of the Registrant held by non-affiliates was $1,240,203,261 and the aggregate market value of the 31,791 Class B Common Shares of the Registrant held by non-affiliates was $1,410,249. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2005, which was $44.36. For purposes of this information, the 2,623,460 Common Shares and 1,080,174 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.

As of February 24, 2006, 30,683,389 Common Shares and 1,111,965 Class B Common Shares were outstanding.

                       Documents Incorporated By Reference
                       -----------------------------------

Portions of the Registrant's definitive Proxy Statement to be filed in connection with its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2005.

                              INVACARE CORPORATION
                    2005 ANNUAL REPORT ON FORM 10-K CONTENTS

                                                                            Page
Item
PART I:

1.  Business                                                                 I-3

1A. Risk Factors                                                            I-14

1B. Unresolved Staff Comments                                               I-17

2.  Properties                                                              I-17

3.  Legal Proceedings                                                       I-20

4.  Submission of Matters to a Vote of Security Holders                     I-20

    Executive Officers of the Registrant                                    I-21

PART II:

5.  Market for the Registrant's Common Equity, Related Stockholder          I-22
     Matters and Issuer Purchases of Equity Securities

6.  Selected Financial Data                                                 I-23

7.  Management's Discussion and Analysis of Financial Condition and         I-24
     Results of Operations

7A. Quantitative and Qualitative Disclosures About Market Risk              I-33

8.  Financial Statements and Supplementary Data                             I-33

9.  Changes in and Disagreements with Accountants on Accounting and         I-33
     Financial Disclosure

9A. Controls and Procedures                                                 I-33

9B. Other Information                                                       I-34

PART III:

10. Directors and Executive Officers of the Registrant                      I-34

11. Executive Compensation                                                  I-34

12. Security Ownership of Certain Beneficial Owners and Management          I-35
     and Related Shareholder Matters

13. Certain Relationships and Related Transactions                          I-35

14. Principal Accounting Fees and Services                                  I-35

PART IV:

15. Exhibits and Financial Statement Schedules                              I-35

    Signatures                                                              I-36

                                     PART I

Item 1.  Business.

GENERAL
-------
Invacare Corporation is the world's leading manufacturer and distributor of non-acute health care products based upon its distribution channels, the breadth of its product line and its net sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care, retail and extended care markets. Invacare continuously revises and expands its product lines to meet changing market demands and currently offers numerous product lines. The company's products are sold principally to over 25,000 home health care and medical equipment provider locations in the U.S., Australia, Canada, Europe and New Zealand, with the remainder of its sales being primarily to government agencies and distributors. Invacare's products are sold through its worldwide distribution network by its sales force, telesales associates and various organizations of independent manufacturers' representatives and distributors. The company also distributes medical equipment and related supplies manufactured by others.

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

When the company was acquired in December 1979 by a group of investors, including certain of our current officers and Directors, it had $19.5 million in net sales and a limited product line of standard wheelchairs and patient aids. In 2005, Invacare reached $1.530 billion in net sales, representing an 18% compound average sales growth rate since 1979, and currently is the leading company in the industry that manufactures, distributes and markets products in each of the following major, non-acute, medical equipment categories: power and manual wheelchairs, patient aids, home care beds, home respiratory products, low air loss therapy products, seating and positioning products, bathing equipment and distributed products.

The company operates in a single industry, the home medical equipment (HME) industry segment. For information relating to net sales, operating income, identifiable assets and other information for this industry segment, see the Consolidated Financial Statements of the company included in this report.

The company's executive offices are located at One Invacare Way, Elyria, Ohio, 44036 and its telephone number is (440) 329-6000. In this report, "Invacare" and the "company" refer to Invacare Corporation and, unless the context otherwise indicates, its consolidated subsidiaries.

THE HOME MEDICAL EQUIPMENT INDUSTRY

North America
-------------
The home medical equipment market includes home health care products, physical rehabilitation products and other non-disposable products used for the recovery and long-term care of patients. The company believes that demand for domestic home medical equipment products will continue to grow during the next decade and beyond as a result of several factors, including:

     Growth in population over age 65. Overall life expectancy in the United States continues to increase. A recent report from the U.S. Department of Health and Human Services (DHHS) states that the average life expectancy for men and women who reach the age of 65 is now 82 and 85, respectively, and life expectancy at birth is now 75 for men and 80 for women. The DHHS also reports that people age 65 or older represent the vast majority of home health care patients and will increase from 12% of the population in 2004 to 21% of the population by the year 2050. A significant percentage of people using home and community-based health care services are 65 years of age and older.

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

     Health care cost containment trends. In 2003, health care expenditures in the U.S. totaled $1.7 trillion dollars or approximately 15.3% of the Gross Domestic Product (GDP), the highest among industrialized countries. In 2014, the nation's health care spending is projected to increase to $3.6 trillion, growing at an average annual rate of 7.1%. Over this same period, spending on health care is expected to increase to approximately 18.7% as a share of GDP. The rising cost of health care has caused many payers of health care expenses to look for ways to contain costs. Home health care has gained widespread acceptance among health care providers and public policy makers as a cost effective, clinically appropriate and patient preferred alternative to facility-based care for a variety of acute and long-term illnesses and disabilities. Thus, the company believes that home health care and home medical equipment will play a significant role in reducing health care costs.

     Society's mainstreaming of people with disabilities. People with disabilities are increasingly a part of the fabric of society, in part due to the 1991 Americans with Disabilities Act (ADA). This legislation provides mainstream opportunities to people with disabilities. The ADA imposes requirements on certain components of society to make reasonable accommodations to integrate people with disabilities into the community and the workplace.

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

Europe/Asia/Pacific
-------------------
The company believes that, while many of the market factors influencing demand in the U.S. are also present in Europe and Asia/Pacific - aging of the population, technological trends and society's acceptance of people with disabilities - each of the major national markets within Europe and in Asia/Pacific have distinctive characteristics. The health care industry is more heavily socialized and, therefore, is more influenced by government regulation and fiscal policy. Variations in product specifications, regulatory approval processes, distribution requirements and reimbursement policies require the company to tailor its approach to each national market. Management believes that as the European markets become more homogeneous and the company continues to refine its distribution channels, the company can more effectively penetrate these markets. Likewise, the company expects to increase its sales in the highly fragmented Australian, New Zealand and Asian markets.

GEOGRAPHICAL SEGMENTS AND PRODUCT CATEGORIES

North America
-------------
North American operations are aligned into five primary product groups, which manufacture and market products in all of the major home medical equipment categories. In Canada, the company primarily sells Invacare products manufactured in the U.S.

     REHAB PRODUCTS

     Power wheelchairs. Invacare manufactures a complete line of power wheelchairs for individuals who require independent powered mobility. The range includes products that can be significantly customized to meet an individual's specific needs, as well as products that are inherently versatile and meet a broad range of individual requirements. Power wheelchair lines are marketed under the Invacare(R) Storm Series(R) and Xterra(TM) brand names and include a full range of powered mobility products. The Storm Series(R) was expanded in 2004 with the introduction of the TDX(TM) line of power wheelchairs which offer an unprecedented combination of power, stability and maneuverability. The Pronto(TM) Series Power Wheelchairs with SureStep(TM) feature center-wheel drive performance for exceptional maneuverability and intuitive driving. The power tilt and recline systems are offered as well.

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

     Personal Mobility. In 2005, Invacare introduced the At'm Quick Transport, an upgrade to the Invacare At'm Take Along Chair, which is the next evolution in portable mobility and has an improved and quicker disassembly feature. In addition, during 2005, the company acquired Altimate Medical, Inc., which manufactures standing frames and mobility products.

     Seating and positioning products. Invacare markets seat cushions, back supports and accessories under three series. Invacare(R) Essential(TM) Series provides simple seating solutions for comfort, fit and function. Invacare Infinity(TM) Series includes versatile modular seating, providing optimal rehab solutions. Invacare PinDot(R) Series offers custom seating solutions personalized for the most challenged clients. The company has also expanded its product line of seating products and wheelchairs for the pediatric market.

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

Asia/Pacific
------------
The company's Asia/Pacific operations consist of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs and Pro Med lifts, DecPac ramps and Australian Healthcare Equipment beds, furniture and pressure care products; Dynamic Controls, a New Zealand manufacturer of electronic operating components used in power wheelchairs and scooters; Invacare New Zealand, a manufacturer of wheelchairs and beds and a distributor of a wide range of home medical equipment; and Invacare Asia Sales, which imports and distributes home medical equipment to the Asia markets.

Europe
------
The company's European operations operate as a "common market" company with sales throughout Europe. The European operations currently sell a line of products providing room for growth as Invacare continues to broaden its product line offerings to more closely resemble those of its North American operations.

Most wheelchair products sold in Europe are designed locally to meet specific market requirements. The company manufactures and/or assembles both manual and power wheelchair products at the following European facilities: Invacare UK Ltd. in the United Kingdom, Invacare Poirier S.A.S. in France, Invacare (Deutschland) GmbH in Germany, and Ulrich Alber Gmgh in Germany. Manual wheelchair products are also manufactured and/or assembled at Invacare Portugal, Invacare AG in Switzerland (the Kuschall Range), and Invacare Rea AB in Sweden. Beds and patient lifts are manufactured at EC-Hong A/S in Denmark. Personal care products are manufactured at Aquatec GmbH in Germany, Dolomite AB in Sweden and imported. A range of patient lifts is also assembled at Invacare UK Ltd. in the United Kingdom. Oxygen products are imported from Invacare U.S. operations.

With the acquisition in September 2004 of WP Domus GmbH (Domus), the European product range has now been enhanced and market share increased. The acquired companies within the group manufacture several complementary product lines to Invacare's product lines, including power add-on products, bath lifts and walking aids.

In April 2005, Medical Support Systems Ltd. in the United Kingdom was acquired, enabling Invacare to fill an important gap in the seating and anti-decubitus markets.

For information relating to net sales by product group, see Business Segments in the Notes to the Consolidated Financial Statements included in this report.

WARRANTY
--------
Generally, the company's products are covered from the date of sale to the customer by warranties against defects in material and workmanship for various periods depending on the product. Certain components carry a lifetime warranty.

COMPETITION

North America and Asia/Pacific
------------------------------
The home medical equipment market is highly competitive and Invacare products face significant competition from other well-established manufacturers. The company believes that its success in increasing market share is dependent on providing value to the customer based on the quality, performance and price of the company products, the range of products offered, the technical expertise of the sales force, the effectiveness of the company distribution system, the strength of the dealer and distributor network and the availability of prompt and reliable service for its products. Various manufacturers, from time to time, have instituted price-cutting programs in an effort to gain market share and may do so again in the future.

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

Invacare's domestic sales and marketing organization consists primarily of a home care sales force, which markets and sells Invacare(R) branded products to HME providers. Each member of Invacare's home care sales force functions as a Territory Business Manager (TBM) and handles all product and service needs for an account, thus saving customers' valuable time. The TBM also provides training and servicing information to providers, as well as product literature, point-of-sale materials and other advertising and merchandising aids. In Canada, products are sold by a sales force and distributed through regional distribution centers in British Columbia, Ontario and Quebec to health care providers throughout Canada. Manufacturers' representatives market and sell Invacare products through the company's Invacare Continuing Care Group to the non-acute care market.

The Inside Sales Department provides increased sales coverage of smaller accounts and complements the efforts of the field sales force. Inside Sales offers cost-effective sales coverage through a targeted telesales effort, and has delivered solid sales growth in each of its five years of existence.

The Invacare Service and Parts Division (ISP) focuses on improving operations and enhancing overall service to its customers. ISP's Technical Education department offers education programs that continue to place emphasis on improving the productivity of repair technicians. The Service Referral Network includes over 600 providers who honor Invacare's product warranties regardless of where the product was purchased. This network of servicing providers helps ensure that all consumers using Invacare products receive quality service and support that is consistent with the Invacare brand promise.

The company sells distributed products, primarily soft goods and disposable medical supplies, through the Invacare Supply Group (ISG). ISG is an important component of Invacare's "Total One Stop Shopping" program, through which Invacare offers HME providers of all sizes a broader range of products and services at a lower total cost. ISG products include ostomy, incontinence, wound care and diabetic supplies, as well as other soft goods and disposables which complement other Invacare products that are purchased by many of the same customers who buy Invacare equipment. These products are also sold in the retail market. ISG markets its products through an inside telesales and customer service department and the Internet. Additionally, ISG entered the long term care market on a regional basis and markets to those nursing homes utilizing a direct outside sales force. ISG also markets a Home Delivery Program to HME providers through which ISG drop-ships supplies in the provider's name to the customer's address. Thus, providers have no products to stock, no minimum order requirements and delivery is made within 24 to 48 hours nationwide.

In 2005, Invacare, through its co-op advertising program, continued to offer direct response television commercials designed to generate demand for Invacare Power Chairs and the HomeFill Oxygen System sold by the HME provider. These commercials feature Arnold Palmer, Invacare's worldwide spokesperson, who has become an integral part of Invacare's "Yes, you can(TM)" promotional and marketing efforts. This program encourages consumers to achieve personal independence and participate in the activities of life, facilitated by the home health care products that Invacare manufactures, distributes and/or markets throughout the world. The company has an agreement with Mr. Palmer through the end of 2007. Mr. Palmer, in serving as Invacare's spokesperson, is helping accomplish three objectives: (i) creating attention and awareness for the category of home health care products, (ii) accelerating acceptance of these products as lifestyle enhancing so that consumers actually want these products rather than simply needing them, and (iii) establishing the Invacare brand as the consumer category-brand for home health care products. Mr. Palmer is featured throughout Invacare's marketing communications, including Invacare direct-response television commercials, print advertising, point-of-purchase displays, and other merchandising and marketing materials.

Invacare continues to enhance www.invacare.com, maintaining its position as the leader in e-commerce in the HME industry. New on-line offerings in 2005 have included a new product configurator, and contract pricing in the customer's secured view of the product catalog. Both features are the result of the Oracle ERP implementation. Upgrades to web channels include new marketing features for Invacare Canada, performance increases for The Aftermarket Group and Invacare Service Centers, search enhancements in the Invacare Service Parts on-line catalog and easier to find Price List updates. These upgrades increase the flexibility and accuracy of the information available through those web properties. In 2005, Invacare's website utilization continued to increase, resulting in thirty-five-percent of all standard domestic orders placed via the web, and approximately twelve percent through EDI, resulting in significant cost savings. Increased web transactions such as quotes, orders, pricing inquiries, as well as document searches and downloads reduced the number of calls to the customer service call center, also resulting in significant cost savings. The integration of a new web server platform and networking hardware upgrades in 2006 is expected to further improve the on-line customer experience by adding additional website speed and performance.

In 2005, Invacare continued its strategic advertising campaign in key trade publications that reach the providers of home medical equipment. The company also contributed extensively to editorial coverage in trade publications concerning the products it manufactures and company representatives attended numerous trade shows and conferences on a national and regional basis in which Invacare products were displayed to providers, health care professionals and consumers.

Invacare continues to generate greater consumer awareness of the company and its products. This was evidenced by sponsorships of a variety of wheelchair sporting events and support of various philanthropic causes benefiting the consumers of its products. For the twelfth consecutive year, Invacare continued as a National Corporate Partner with Easter Seals, one of the most recognized charities in the United States that meets the needs of both children and adults with various types of disabilities. The company continued its sponsorships of 75 individual wheelchair athletes and teams, including several of the top-ranked male and female racers, hand cyclists, and wheelchair tennis players in the world. Invacare was the title sponsor for the seventh year in a row of the Invacare World Team Cup of Wheelchair Tennis Tournament, which took place in January in the Netherlands. The company also continued its support of disabled veterans through its sponsorship of the 25th National Veterans Wheelchair Games, the largest annual wheelchair sports event in the world. The games bring a competitive and recreational sports experience to military service veterans who use wheelchairs for their mobility needs due to spinal cord injury, neurological conditions or amputation.

The company's top 10 customers accounted for approximately 12% of 2005 net sales. The loss of business of one or more of these customers or buying groups may have a significant impact on the company, although no single customer accounted for more than 5% of the company's 2005 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

Europe
------
The company's European operations consist primarily of manufacturing, marketing and distribution operations in Western Europe and export sales activities through local distributors elsewhere in the world. The company has a sales force and where appropriate, distribution centers, in the United Kingdom, France, Germany, Belgium, Portugal, Spain, Italy, Denmark, Sweden, Switzerland, Norway and the Netherlands, and sells through distributors elsewhere in Europe. In markets where the company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to government agencies. In 2005, the distribution pattern within Europe has evolved in 2 ways: whereas the Nordic government agencies have moved further towards a decentralization of their purchasing system, the central and southern markets experienced a consolidation of big buying groups tending to develop their business on a European scale. In most markets, government health care and reimbursement policies play an increasing role in determining the types of equipment sold and price levels for such products.

PRODUCT LIABILITY COSTS
-----------------------
The company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $11,000,000 in the aggregate of the company's North American product liability exposure. The company also has additional layers of external insurance coverage insuring up to $100,000,000 in annual aggregate losses arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company's per country foreign liability limits, as applicable. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and indications from the third-party actuary. Additional reserves, in excess of the specific individual case reserves, are provided for incurred but not reported claims based upon third-party actuarial valuations at the time such valuations are conducted. Historical claims experience and other assumptions are taken into consideration by the third-party actuary to estimate the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, that the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government indices used to trend losses and exposures are appropriate. Estimates made are adjusted on a regular basis and can be impacted by actual loss award settlements on claims. While actuarial analysis is used to help determine adequate reserves, the company accepts responsibility for the determination and recording of adequate reserves in accordance with accepted loss reserving standards and practices.

PRODUCT DEVELOPMENT AND ENGINEERING
-----------------------------------
Invacare is committed to continuously improving, expanding and broadening its existing product lines. In 2005, new product development continued to be a focus as part of Invacare's strategy to gain market share and maintain competitive advantage. To this end, the company introduced 37 new products. The following are some of the most significant 2005 product developments:

North America
-------------
     The At'm Quick Transport, an upgrade to the Invacare At'm Take Along Chair, that provides consumers a light-weight and compact chair to fit in the trunk of a car and assemble easily in just 60 seconds. The consumer's caregiver can open the seat, snap it on the lightweight base, and add the battery. Assembly requires absolutely no tools.

     MK Series Electronics, MK6i electronics are expected to take Invacare's market leading position in high-end rehab powered wheelchair electronics to the next level. MK6i is a "plug and play" system that reduces set-up time and service complexity for the provider while providing a simplified, intuitive and easier to use system for the consumer.

     The InTouch(TM) TargIT(TM) Seat Cushion, is designed for today's reimbursement environment. This product features industry-exclusive features such as InTouch Zone(TM) and Blend2(TM) foam molding technology and is an excellent solution for customers with moderate skin protection and positioning needs.

     The HomeFill(TM) II Patient Convenience Pack ML4, is an all-new portable oxygen supply system that is lightweight - 3 1/2 pounds - and easy to transport for oxygen patients. The HomeFill Oxygen System offers HME providers 3-to-1 cost savings in servicing their ambulatory oxygen patients since patients can fill cylinders themselves in their own home, which gives them freedom and independence - they no longer have to wait for cylinder deliveries.

     The Invacare Polaris(TM)EX(TM) CPAP features SoftX(TM) Technology, which tracks the patient's breathing pattern and reduces the patient's work of breathing during exhalation, providing effortless exhalation for the patient. Additionally, integrated heated humidification can be provided by the Polaris(TM) EX(TM) Heated Humidifier. Together, these products offer unparalleled comfort, convenience and proven superior patient compliance.

     BAR1000 is a new 1,000-pound capacity Homecare Bed that is a 48" wide, split spring bed designed to meet the needs of bariatric patients and yet still provide easy home delivery and storage for providers. In addition, the company offers the BAR3500 which is a combination Low Air Loss and Alternating Pressure mattress replacement system, which will likely prevent and treat pressure ulcers in bariatric patients.

     The WalkLite(TM) line of walkers was expanded in 2005 to reach a wider range of heights and features including: a flip up seat, spring-loaded rear glide brakes to provide additional security, nylon backrest for comfort and the ability to easily fold into a compact unit for transport or storage.

     Pronto M91(TM) and TDX(TM) Total Driving eXperience power wheelchairs were each enhanced in 2005 with the M91 receiving patented stability lock, TCD(TM) traction control, adjustable ASBA seat and the Mk5(TM) NX-75
     Controller, while TCD(TM), MK5(TM) 3.60 Version Software, and adjustable ASBA seat was added to the TDX(TM).

Asia/Pacific
------------
Dynamic Controls continued various range extensions and design improvements to products during 2005. A new Scooter Controller design was completed and launched early 2006. Dynamic Controls is positioning itself for further new product releases 2006.

Europe
------
During 2005, European operations introduced a substantial number of products appropriate for its markets. Key introductions and updates in 2005 included:

     The new Kuschall K-Series is an ensemble of active manual wheelchairs with improved user functionality. In particular, adjustable backrest angle, foldable backrest for compact volume when transporting the wheelchair, simplified adjustments, mud-guards in carbon fiber and ultra light weight.

     The Invacare(R) Dragon Verticalizer is a cost effective rear wheel driven power wheelchair designed and manufactured in Europe. It is a solid power wheelchair that provides excellent indoor and outdoor mobility in the suburban environment. In addition, the Dragon Verticalizer is unique in its verticalizing function. The user can automatically move in a standing position, while continuing to drive the wheelchair.

     The Invacare(R) G50 Power wheelchair is an improved version of the G40 Power wheelchair for outdoor use. An entirely new design, improved maintenance accessibility, improved motor power to allow steeper slope tracks, improved driving acceleration and much better battery autonomy.

     The Invacare(R) Spectra Blitz, is a new power wheelchair for use by children. The power wheelchair is designed for indoor and outdoor use. The seat can be adjusted in height and in angle.

     Invacare(R) Legrest for Storm 3 is a side-mounted leg-rest that allows automatic adjustment by electrical control. It improves the user ergonomics of the Strom 3 Power wheelchair.

     Invacare(R) Taurus mini scooter is an easy "take apart" power scooter. This scooter shows good range and performance for outdoor use.

     Invacare(R) Solar micro scooter is an easy "take apart" micro power scooter. This scooter has been developed to best suit the maneuverability needs of indoor use.

MANUFACTURING AND SUPPLIERS
---------------------------
The company's objective is to maintain the lowest cost, highest quality supply chain in the industry. The company seeks to achieve this objective through a strategic combination of Invacare manufacturing facilities, contract manufacturing facilities, and key suppliers. The operational strategy further supports the marketing strategy with assets that are fast, flexible providers of new and modified products that respond to the demands of the market.

The Supply Chain is focused on providing custom, configured, made-to-order products from facilities close to the customers in each of its major markets. As strategic choices are made on locations globally, those facilities that remain in higher cost regions of North America and Europe will be very focused factories that provide these specific competitive advantages to the marketing and sales teams.

The company has refined its multi-year cost reduction plans initiated in the first half of 2005 for its global manufacturing and distribution strategy. Once completed in 2008, these actions are anticipated to generate approximately $30,000,000 of annual pre-tax savings and to result in pre-tax restructuring charges totaling $42,000,000. The company expects global reductions of at least 600 additional positions and to exit a number of its manufacturing operations worldwide.

The company continues to place specific emphasis on shifting 40% to 50% of its products over the next three to five years to Asian sourcing opportunities, including China and India which is a component of our multi-year manufacturing and distribution strategy. Access to sourcing opportunities has been facilitated by the company's establishment of a full test and design engineering facility in its location in Suzhou. In Asia, Invacare controls products with intellectual property, high value add margins, and that serve local market opportunities through its wholly owned factories in Suzhou, China and Kunshan, Jiangsu Province, China. The facilities, which were opened in 2004, supply products to the major regions of the world served by Invacare: North America, Europe, and Asia/Pacific.

World class best practices in lean manufacturing and six sigma are used throughout the operations to eliminate waste, shorten lead-times, optimize inventory, improve productivity, drive quality, and engage supply chain associates in the definition and implementation of needed change.

The company purchases raw materials, components, sub-assemblies, and finished goods from a variety of suppliers globally. The company's Hong Kong-based Asian Sourcing and Purchasing Office has proven to be a significant asset to our supply chain through its development and management of suppliers across Asia. Where appropriate, Invacare utilizes contracts with suppliers in all regions to increase the guarantees of delivery, cost, quality, and responsiveness. In those situations where contracts are not advantageous, Invacare works to manage multiple sources of supply and relationships that provide increased flexibility to the supply chain.

North America
-------------
The company has focused its factories in North America on the final assembly of powered mobility and custom manual wheelchairs, the fully integrated manufacture of homecare and institutional care beds, the final assembly of respiratory products, and the integrated component fabrication, painting, and final assembly of a variety of standard manual wheelchairs and commodes. The company operates four major factories in Elyria, Ohio; Sanford, Florida; London, Ontario; and Reynosa, Mexico.

Asia/Pacific
------------
The company continues to aggressively integrate its operations in Australia to maximize the leverage of operational efficiencies.

Europe
------
The company has twelve manufacturing facilities spread throughout Europe with a capability to manufacture patient aid, wheelchair, powered mobility, bath safety, and patient transport products. The European manufacturing and logistics facilities are focused on accelerating opportunities for streamlining to gain significant synergies in cost and quality over the next three years.

ACQUISITIONS
------------
In 2005, Invacare Corporation acquired the following businesses, which were individually and collectively immaterial, at a total cost of $58,216,000, which was paid in cash:

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

On September 9, 2004, the company acquired 100% of the shares of WP Domus GmbH (Domus), a European-based holding company that manufactures several complementary product lines to Invacare's product lines, including power add-on products, bath lifts and walking aids, from WP Domus LLC. Domus has three divisions: Alber, Aquatec and Dolomite. The acquisition has allowed the company to expand its product line and reach new markets. The final purchase price was $226,806,000, including acquisition costs of $4,116,000, all of which was paid in cash.

Motion Concepts, Inc. ("Motion") was purchased in 2003 and, pursuant to the Motion purchase agreement, the company agreed to pay contingent consideration based upon earnings before interest and taxes over the three years subsequent to the acquisition up to a maximum of approximately $16,000,000. Based upon 2004 and 2005 results, no additional consideration was paid. When the contingency related to the acquisitions is settled, any additional consideration paid will increase the purchase price and reported goodwill related to the acquisition.

As a result of the company's ongoing search for acquisition opportunities, coupled with the industry trend toward consolidation, other potential acquisitions were evaluated in 2005. The company focuses on acquisitions that are intended to fulfill the following objectives:

    Tactical.   Grow market share or extend current product lines.
    Strategic.  Enter new market segments that complement existing businesses or utilize the company's distribution strengths.
    Geographic. Enable rapid entry into new foreign markets.

GOVERNMENT REGULATION
---------------------
The company is directly affected by government regulation and reimbursement policies in virtually every country in which it operates. Government regulations and health care policy differ from country to country, and within some countries (most notably the U.S., EU, Australia and Canada), from state to state or province to province. Changes in regulations and health care policy take place frequently and can impact the size, growth potential and profitability of products sold in each market.

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

The Safe Medical Devices Act of 1990 and Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetics Act of 1938 (the "Acts") provide for regulation by the United States Food and Drug Administration (the "FDA") of the manufacture and sale of medical devices. Under the Acts, medical devices are classified as Class I, Class II or Class III devices. The company's principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and record keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices must comply with product design and manufacturing controls established by the FDA. Domestic and foreign manufacturers of medical devices distributed commercially in the U.S. are subject to periodic inspections by the FDA. Furthermore, state, local and foreign governments have adopted regulations relating to the design, manufacture and marketing of health care products. During the past year, the company was inspected by the FDA or Health Canada at several locations and found to be acceptable, with none or only minor inspectional findings needing attention. From time to time, the company may undertake voluntary recalls of its products to maintain ongoing customer relationships and to enhance its reputation for adhering to high standards of quality and safety. The company continues to strengthen its programs to better ensure compliance with applicable regulations particularly those which could have a material adverse effect on the company.

Although there are a number of reimbursement related issues in most of the countries in which Invacare competes, the issues of primary importance are currently in the United States. There are two critical issues for Invacare: eligibility for reimbursement of power wheelchairs for elderly patients and the provisions of the legislation related to prescription drug coverage under Medicare. With regard to power wheelchairs, the Centers for Medicare and Medicaid Services ("CMS") has started to implement a series of changes to the eligibility, documentation, codes and other rules that impact the predictability and access to this benefit, but the transition will not be complete until later in 2006. Invacare and the home care industry are working hard to convince CMS and the Bush administration to make pragmatic changes, that are consistent with industry practices, to afford seniors appropriate access to their home medical equipment.

In November of 2003, Congress passed legislation related to providing prescription drug coverage for the elderly under the Medicare program. As part of funding the costs of this new program, a number of changes to Medicare home care reimbursement rules will take effect over the next few years. First, the home care provider, who is Invacare's customer, did not receive a cost-of-living adjustment in 2004 or 2005, and will not receive an update in 2006. Second, in 2005, Medicare reimbursement for oxygen, along with certain types of home care beds, wheelchairs, nebulizers and supplies, was lowered to the median reimbursement levels in the Federal Employee Health Benefit Plans. Third, in early 2006, Congress passed the Deficit Reduction Act which includes payment cuts to home oxygen that will take effect in January 2009, as well as reductions for certain durable home medical equipment spending that will take effect in 2007. Fourth, starting in 2007, competitive bidding for home medical items and services will be authorized in ten of the largest metropolitan regions of the U.S. In 2009, the competitive bidding program will be extended to eighty of the largest metropolitan regions.

Although none of these changes are beneficial to the home care industry, Invacare believes that it can still grow and thrive in this environment. The home care industry has not received any cost-of-living adjustments over the last few years and will try to respond with improved productivity to address the lack of support from Congress. In addition, Invacare's new products (for example, the HomeFill(TM) low cost oxygen delivery system), can help address the cuts the home care provider has to endure. We will continue to focus on developing products that help the provider improve profitability. With such products, Invacare believes that it can grow and offset the reimbursement pressures.

Additionally, Invacare plans to accelerate its activities in China to make sure that we are one of the lowest cost manufacturers and distributors to the home care provider.

In terms of competitive bidding, Invacare has strong positions with the likely provider consolidators who will probably gain share as we approach 2007 and enter the new reimbursement environment. We believe that we are well positioned to combat pricing pressures with volume gains and productivity improvements. Nevertheless, there will be ongoing uncertainty in the industry over the extent and depth of these cuts to the home care industry. Invacare is concerned that, once implemented, competitive bidding will likely cause poorer service in the home care arena as providers look to remain profitable. Likewise, it will likely lead to further consolidation of the provider base as small entrepreneurs may look to exit a less profitable business model. Invacare will monitor these developments and will work with the industry to pressure Congress to reconsider its actions. We believe that home care is the least costly and most preferred environment in which an individual can recover from an operation or illness and that government actions should encourage home care rather than lead to more expensive alternatives.

BACKLOG
-------
The company generally manufactures most of its products to meet near-term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular product nor does it believe that backlog is a significant factor for its business.

EMPLOYEES
---------
As of December 31, 2005, the company had approximately 6,100 employees.

FOREIGN OPERATIONS AND EXPORT SALES
-----------------------------------
The company also markets its products for export to other foreign countries. In 2005, the company had product sales in over 80 countries worldwide. For information relating to net sales, operating income and identifiable assets of the company's foreign operations, see Business Segments in the Notes to the Consolidated Financial Statements.

AVAILABLE INFORMATION
---------------------
The company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, as well as proxy statements and other documents with the Securities and Exchange Commission
(SEC). The public may read and copy any material that the company files with the SEC at the SEC's Public Reference Room located at 100F Street, NE, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which contains all reports, proxy statements and other information filed by the company with the SEC.

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

Forward-Looking Information
---------------------------
Statements contained in this Form 10-K may constitute forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "plan," "intend," "expect," "continue," "forecast," "believe," "anticipate" and "seek," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, the success of the company's ongoing efforts to reduce costs, increasing raw material costs, the consolidations of health care customers and competitors, government budgetary and reimbursement issues at both the federal and state level (including those that affect the sales of and margins on product, along with the viability of customers), the ongoing implementation of the company's North American enterprise resource planning system, the ability to develop and sell new products with higher functionality and lower costs, the effect of offering customers competitive financing terms, the ability to successfully identify, acquire and integrate strategic acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions, the orderly completion of facility consolidations, the vagaries of any litigation or regulatory investigations that the company may be or become involved in at any time (including the previously-disclosed litigation with Respironics), the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions, foreign currency and interest rate risks, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described in this Form 10-K under the caption "Risk Factors" and other risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. We undertake no obligation to review or update these forward-looking statements or other information contained herein.

Item 1A.  Risk Factors.
-----------------------
The company's business, operations and financial condition are subject to various risks and uncertainties.
     You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K and in the company's other filings with the SEC, before making any investment decision with respect to the company's securities. The risks and uncertainties described below may not be the only ones the company faces. Additional risks and uncertainties not presently known by the company or that the company currently deems immaterial may also affect the company's business. If any of these known or unknown risks or uncertainties actually occur or develop, the company's business, financial condition, results of operations and future growth prospects could change.

The consolidation of health care customers and the company's competitors could result in a loss of customers or in competitive pricing pressures.
     Numerous initiatives and reforms initiated by legislators, regulators and third-party payors to reduce HME costs have resulted in a consolidation trend in the home medical equipment industry as well as among the company's customers, including home health care providers. Some of the company's competitors have been able to reduce production costs and have lowered the purchase prices of their products in an effort to attract customers. This in turn has resulted in greater pricing pressures, including pressure to offer customers more competitive pricing terms, and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of the company's customers. Further consolidation could result in a loss of customers, including increased collectibility risks, or in increased competitive pricing pressures.

If the company's cost reduction efforts are ineffective, the revenues and profitability of the company could be negatively impacted.
     The company may not be successful in achieving expected operating efficiencies and operating cost reductions, and may experience business disruptions, associated with its previously announced restructuring and cost reduction activities, including the restructuring activities announced in July 2005 and, in particular, the company's facility consolidations initiated in connection with these activities. These efforts may not produce the full efficiency and cost reduction benefits that the company expects. Further, such benefits may be realized later than expected, and the costs of implementing these measures may be greater than anticipated. If these measures are not successful, the company may undertake additional cost reduction efforts, which could result in future charges. Moreover, the company's ability to achieve its other strategic goals and business plans may be adversely affected and the company could experience business disruptions with customers and elsewhere if its cost reduction and restructuring efforts prove ineffective.

Decreased availability or increased costs of raw materials could increase the company's costs of producing its products.
     The company purchases raw materials, fabricated components and services from a variety of suppliers. Raw materials such as plastics, steel, and aluminum are considered key raw materials. Where appropriate, the company employs contracts with its suppliers, both domestically and from the Far East. In those situations in which contracts are not advantageous, the company believes that its relationships with its suppliers are satisfactory and that alternative sources of supply are readily available. From time to time, however, the prices and availability of these raw materials fluctuate due to global market demands, which could impair the company's ability to procure necessary materials, or increase the cost of such materials. Inflationary and other increases in costs of these raw materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas. A reduction in the supply or increase in the cost of those raw materials could impact the company's ability to manufacture its products and could increase the cost of production.

Changes in government and other third-party payor reimbursement levels could negatively impact the company's revenues and profitability.
     The company's products are sold through a network of specialized home health care providers, extended care facilities, hospital and HMO-based stores, and other providers. Many of those providers (the company's customers) are reimbursed for the healthcare services provided to their patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Many of these programs set maximum reimbursement levels for certain of the products sold by the company in the United States. If third-party payors deny coverage, make the reimbursement process or documentation requirements more uncertain or reduce their current levels of reimbursement, or if the company's costs of production increase faster than increases in reimbursement levels, the company may be unable to sell its products through its distribution channels on a profitable basis.
     In particular, reduced government reimbursement levels and changes in reimbursement policies could add pressure to the company's revenues and profitability. Uncertainty related to Medicare's reimbursement policies for power wheelchairs in particular, and equipment in general, is expected to continue into 2006. The Centers for Medicare and Medicaid Services are scheduled to issue a new rule on face-to-face exams and documentation requirements for power wheelchairs and other mobility devices by April 1, 2006, as well as new reimbursement codes, possibly later in the year. Additionally, the U.S. Congress recently passed the Deficit Reduction Act, which includes payment cuts to home oxygen that will take effect in January 2009 and reductions for certain durable home medical equipment spending that will take effect in 2007. Finally, while it is unclear whether Congress will enact the proposed provisions into law, the Medicare cuts included in President Bush's fiscal year 2007 budget proposal include approximately $7.4 billion in cuts to home oxygen therapy and power wheelchair reimbursements. Similar trends and concerns are occurring in the states' Medicaid programs. If unfavorable reimbursement policies or budgetary cuts are adopted, they could adversely affect the demand for the company's products by customers who depend on reimbursement by the government-funded programs. The percentage of the company's sales dependent on Medicare or other insurance programs may increase as the portion of the United States population over age 65 continues to grow, making the company more vulnerable to reimbursement level reductions by these organizations. Reduced government reimbursement levels also could result in reduced private payor reimbursement levels because certain third-party payors may index their reimbursement schedules to Medicare fee schedules. Reductions in reimbursement levels also may affect the profitability of the company's customers and ultimately force some customers without strong financial resources to go out of business.
     Outside the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for new home health care products. The ability of hospitals and other providers supported by such systems to purchase the company's products is dependent, in part, upon public budgetary constraints. Canada and some European countries, for example, have tightened reimbursement rates. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of the company's products may decline, which could adversely affect the company's net sales and could have a material adverse effect on the company's business, financial condition and results of operations.

Difficulties in implementing a new Enterprise Resource Planning system have disrupted the company's business.
     During the fourth quarter of 2005, the company implemented the second phase of its Enterprise Resource Planning, or ERP, system. Due to complexities and business process changes associated with this implementation, the company encountered a number of issues related to the start-up of the system, including difficulties in processing orders, customer disruptions and the loss of some business. While the company believes that the difficulties associated with implementing and stabilizing its ERP system were temporary and have been addressed, there can be no assurance that the company will not experience additional ongoing disruptions or inefficiencies in its business operations as a result of this new system implementation. In addition, the final phase addressing the company's manufacturing system is planned to be implemented during 2006.

The company's success depends on its ability to design, manufacture, distribute, and achieve market acceptance of new products with higher functionality and lower costs.
     The company sells its products to customers primarily in markets that are characterized by technological change, product innovation and evolving industry standards and in which product price is increasingly the primary consideration in customers' purchasing decisions. The company is continually engaged in product development and improvement programs. The company must continue to design and improve innovative products, effectively distribute and achieve market acceptance of those products, and reduce the costs of producing its products, in order to compete successfully with the company's competitors. If competitors' product development capabilities become more effective than those of the company, if competitors' new or improved products are accepted by the market before the company's products, or if competitors are able to produce products at a lower cost and thus offer products for sale at a lower price, the company's business, financial condition, and results of operation could be adversely affected.

The company may be unable to successfully identify, acquire, and integrate strategic acquisition candidates.
     The company's plans include identifying, acquiring, and integrating other strategic businesses. There are various reasons for the company to acquire businesses or product lines, including providing new products or new manufacturing and service capabilities, to add new customers, to increase penetration with existing customers, and to expand into new geographic markets. The company's ability to successfully grow through acquisitions depends upon its ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. The costs of acquiring other businesses could increase if competition for acquisition candidates increases. Additionally, the success of the company's acquisition strategy is subject to other risks and costs, including the following:
o the company's ability to realize operating efficiencies, synergies, or other benefits expected from an acquisition, and possible delays in realizing the benefits of the acquired company or products;
o    diversion of management's time and attention from other business concerns;
o difficulties in retaining key employees of the acquired businesses who are necessary to manage these businesses;
o difficulties in maintaining uniform standards, controls, procedures and policies throughout acquired companies;
o adverse effects on existing business relationships with suppliers or customers;
o the risks associated with the assumption of contingent or undisclosed liabilities of acquisition targets; and
o    ability to generate future cash flows or the availability of financing.
     In addition, an acquisition could materially impair the company's operating results by causing the company to incur debt or requiring the amortization of acquisition expenses and acquired assets. I-15

The company is subject to certain risks inherent in managing and operating businesses in many different foreign jurisdictions.

     The company has significant international operations, including operations in Australia, New Zealand, Asia, and Europe. Certain risks are inherent in operating and selling products internationally, including:
     o difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
     o foreign customers who may have longer payment cycles than customers in the United States;
     o tax rates in certain foreign countries that may exceed those in the United States and foreign earnings that may be subject to withholding requirements;
     o the imposition of tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;
     o general economic and political conditions in countries where the company operates or where end users of the company's products reside;
     o difficulties associated with managing a large organization spread throughout various countries;
     o difficulties in enforcing intellectual property rights and weaker intellectual property rights protection in some countries; and
     o    required compliance with a variety of foreign laws and regulations.

The company's revenues are subject to exchange rate fluctuations that could adversely affect the company's results of operations or financial position.
     Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional, or global economic conditions, the imposition of currency exchange restrictions, and unexpected changes in regulatory or taxation environments. The functional currency of the company's subsidiaries outside the United States is the predominant currency used by the subsidiaries to transact business. Through its international operations, the company is exposed to foreign currency fluctuations, and changes in exchange rates can have a significant impact on net sales and elements of cost.
     The company uses forward contracts to help reduce its exposure to exchange rate variation risk. Despite the company's efforts to mitigate these risks, however, the company's revenues may be adversely affected by exchange rate fluctuations. The company also is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations, but those efforts may not adequately protect the company from significant interest rate risks.

The  company  may  be  adversely   affected  by  legal   actions  or  regulatory
proceedings.
     The company may be subject to claims, litigation or other liabilities as a result of injuries caused by allegedly defective products, acquisitions it has completed or in the intellectual property area. For example, the company may be exposed to future litigation by third parties based on intellectual property infringement claims similar to the ongoing and previously disclosed Respironics litigation. Any such claims or litigation against the company, regardless of the merits, could result in substantial costs and could harm the company's business. Intellectual property litigation or claims also could require the company:
     o to cease manufacturing and selling any of its products that incorporate the challenged intellectual property;
     o to obtain a license from the holder of the infringed intellectual property right alleged to have been infringed, which license may not be available on commercially reasonable terms, if at all; or
     o to redesign or rename its products, which may not be possible and could be costly and time consuming.
     The results of legal proceedings are difficult to predict and the company cannot provide you with any assurance that an action or proceeding will not be commenced against it, or that the company will prevail in any such action or proceeding. An unfavorable resolution of any legal action or proceeding could materially and adversely affect the company's business, results of operations, liquidity or financial condition.

The company's business and financial condition could be adversely affected by the difficulties in acquiring and maintaining a proprietary intellectual property ownership position.
     The company's ability to compete effectively with other companies depends in part on the company's ability to maintain and enforce its patents and other proprietary rights, which are essential to the company's business. The company relies on a combination of patents, trade secrets, know-how and confidentiality agreements to protect the proprietary aspects of its technology. These measures afford only limited protection, and competitors may gain access to the company's intellectual property and proprietary information. The law of patents and trade secrets is constantly evolving and often involves complex legal and factual questions. Litigation has been and may continue to be necessary to enforce the company's intellectual property rights, to protect the company's trade secrets, and to determine the validity and scope of the company's proprietary rights. Such litigation can be costly and can divert management's attention from the growth of the business. The company cannot assure you that its patents and other proprietary rights will not be successfully challenged or that others will not independently develop substantially equivalent information and technology or otherwise gain access to the company's proprietary technology.

Item 1B.  Unresolved Staff Comments.
------------------------------------
None

Item 2.  Properties.
--------------------
The company owns or leases its warehouses, offices and manufacturing facilities and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2005 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company included in this report and in the table below:

                                                     Ownership
                                                     Or Expiration        Renewal
North American Operations            Square Feet     Date of Lease        Options                  Use
-------------------------            -----------     -------------        -------                  ---
Alexandria, Virginia                 230             September 2006       None                     Office

Apharetta, Georgia                   9,000           June 2006            None                     Warehouse and Offices

Arlington, Texas                     63,626          April 2008           None                     Warehouse

Atlanta, Georgia                     137,284         February 2008        One (3 yr.)              Warehouse and Offices

Atlanta, Georgia                     48,000          August 2006          None                     Sublet

Delta, British Columbia              12,000          January 2008         One (3 yr.)              Warehouse and Offices

Edison, New Jersey                   75,291          March 2010           None                     Warehouse and Offices

Elkhart, Indiana                     27,600          October 2009         Two (5 yr.)              Manufacturing, Warehouses and
                                                                                                   Offices
Elyria, Ohio
- Taylor Street                      251,656         Own                  -                        Manufacturing and Offices

- Cleveland Street                   150,457         November 2007        One (3 yr.)              Warehouse

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

Grand Prairie, Texas                 43,754          April 2008           One (3 yr.)              Warehouse and Offices

Holliston, Massachusetts             57,420          December 2007        None                     Warehouse and Offices

Kirkland, Quebec                     26,196          November 2010        One (5 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Jamesburg, New Jersey                83,200          November 2009        One (5 yr.)              Warehouse and Offices

Kunshan City, China                  52,700          May 2006             One (2 yr.)              Manufacturing and Offices

Longmont, Colorado                   2,400           December 2006        None                     Offices

London, Ontario                      103,200         Own                  -                        Manufacturing and Offices

Marlboro, New Jersey                 2,100           April 2006           None                     Office

Mississauga, Ontario                 26,530          November 2011        Two (5 yr.)              Warehouse and Offices

Morton, Minnesota                    26,900          June 2009            Two (4 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

                                                     Ownership
                                                     Or Expiration        Renewal
North American Operations            Square Feet     Date of Lease        Options                  Use
-------------------------            -----------     -------------        -------                  ---
North Ridgeville, Ohio               152,861         Own                  -                        Manufacturing, Warehouses and
                                                                                                   Offices

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

Pinellas Park, Florida               11,400          July 2006            None                     Manufacturing and Offices

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

Scarborough, Ontario                 5,428           February 2008        None                     Manufacturing and Offices

Simi Valley, California              38,501          February 2009        Two (5 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

South Bend, Indiana                  48,000          September 2008       Two (5 yr.)              Warehouse

Spicewood, Texas                     6,500           Month to Month       None                     Manufacturing and Offices

Suzhou, China                        45,208          May 2006             None                     Manufacturing and Offices

Tonawanda, New York                  7,515           March 2008           None                     Warehouse and Offices

Traverse City, Michigan              15,850          June 2006            None                     Manufacturing and Offices

Vaughan, Ontario                     26,637          June 2008            None                     Manufacturing and Offices


Asia/Pacific Operations
-----------------------
Adelaide, Australia                  21,668          April 2006           One (5 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Adelaide, Australia                  24,000          August 2007          One (5 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Auckland, New Zealand                30,518          September 2008       Two (3 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Brisbane, Australia                  2,400           December 2008        One (3 yr.)              Warehouse and Offices

Birmingham, United Kingdom           15,845          July 2013            None                     Warehouse and Offices

Christchurch, New Zealand            57,682          January 2009         One (3 yr.)              Manufacturing and Offices

Hong Kong, China                     600             February 2007        None                     Offices

                                                     Ownership
                                                     Or Expiration        Renewal
North American Operations            Square Feet     Date of Lease        Options                  Use
-------------------------            -----------     -------------        -------                  ---
Hong Kong, China                     600             April 2007           None                     Offices

Melbourne, Australia                 19,629          July 2006            One (2 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

Melbourne, Australia                 20,000          August 2006          None                     Manufacturing, Warehouse and
                                                                                                   Offices

Napier, New Zealand                  4,844           March 2009           Two (3 yr.)              Warehouse and Offices

North Olmsted, Ohio                  2,280           October 2008         None                     Warehouse and Offices

Sydney, Australia                    16,000          February 2009        Two (3 yr.)              Warehouse and Offices

Sydney, Australia                    25,000          August 2006          Two (2 yr.)              Manufacturing, Warehouse and
                                                                                                   Offices

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
                                                                                                   Offices

Brondby, Denmark                     1,650           July 2007            Two (1 yr.)              Offices

Brondby, Denmark                     16,142          December 2006        One (1 yr.)              Warehouse and Offices

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

Dublin, Ireland                      5,000           December 2009        Three (5 yr.)            Warehouse and Offices

Ede, The Netherlands                 16,000          May 2009             One (5 yr.)              Warehouse and Offices

Fondettes, France                    106,412         November 2007        None                     Manufacturing, Warehouse, and
                                                                                                   Offices

Girona, Spain                        13,600          November 2006        One (1 yr.)              Warehouse and Offices

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
                                                                                                   Offices

                                                     Ownership
                                                     Or Expiration        Renewal
North American Operations            Square Feet     Date of Lease        Options                  Use
-------------------------            -----------     -------------        -------                  ---
Isny, Germany                        197,581         Own                  -                        Manufacturing, Warehouse and
                                                                                                   Offices

Loppem, Belgium                      6,000           December 2009        One (3 yr.)              Warehouse and Offices

Landskrona, Sweden                   3,099           April 2008           One (3 yr.)              Warehouse

Mondsee, Austria                     1,505           November 2007        One (3 yr.)              Warehouse and Offices

Ontario, Canada                      14,394          May 2007             None                     Offices

Oporto, Portugal                     27,800          Own                  -                        Manufacturing, Warehouse and
                                                                                                   Offices

Oskarshamn, Sweden                   3,551           November 2006        One (1 yr.)              Warehouse

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

Trondheim, Norway                    3,000           December 2007        One (3 yr.)              Services and Offices

Venissieux, France                   1,409           October 2006         None                     Offices

Witterswil, Switzerland              40,301          March 2015           Various (5 year)         Manufacturing, Warehouse, and
                                                                                                   Offices

Wurenlos, Switzerland                3,935           June 2009            One (to be determined)   Offices

Item 3.  Legal Proceedings.
--------------------------
In the ordinary course of its business, Invacare is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All of the product liability lawsuits have been referred to the company's insurance carriers and generally are contested vigorously. The coverage territory of the company's insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. Management does not believe that the outcome of any of these actions will have a material adverse effect upon the company's business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
During the fourth quarter of 2005, no matter was submitted to a vote of our security holders.

Executive Officers of the Registrant.*
------------------------------------
The following table sets forth the names of the executive officers of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name                                           Age               Position
----                                           ---               --------
A. Malachi Mixon, III                          65                Chairman of the Board of Directors and Chief Executive Officer

Gerald B. Blouch                               59                President, Chief Operating Officer and Director

Gregory C. Thompson                            50                Chief Financial Officer

Dale C. LaPorte                                64                Senior Vice President - Business Development and General Counsel

Joseph B. Richey, II                           69                President - Invacare Technologies, Senior Vice
                                                                 President - Electronics and Design Engineering and Director

Louis F.J. Slangen                             58                Senior Vice President - Global Market Development

Joseph S. Usaj                                 54                Senior Vice President - Human Resources

A. Malachi Mixon, III has been a Director since 1979. Mr. Mixon has been Chief Executive Officer since 1979 and Chairman of the Board since 1983 and also served as President until 1996, when Gerald B. Blouch, Chief Operating Officer, was elected President.

Gerald B. Blouch has been President and a Director of Invacare since November 1996. Mr. Blouch has been Chief Operating Officer since December 1994 and Chairman-Invacare International since December 1993. Previously, Mr. Blouch was President-Homecare Division from March 1994 to December 1994 and Senior Vice President-Homecare Division from September 1992 to March 1994. Mr. Blouch served as Chief Financial Officer of Invacare from May 1990 to May 1993 and Treasurer of Invacare from March 1991 to May 1993. Mr. Blouch is also a director of NeuroControl Corporation, North Ridgeville, Ohio, a privately held company, which develops and markets electromedical stimulation systems for stroke patients.

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

Dale C. LaPorte has been Senior Vice President for Business Development and General Counsel since January 1, 2006. Previously, Mr. LaPorte was a partner in the law firm of Calfee, Halter & Griswold LLP from 1974 to 2005. He served as Chairman of that firm from 2000 through 2004.

Joseph B. Richey, II has been a Director since 1980 and in September 1992 was named President - Invacare Technologies and Senior Vice President - Electronics and Design Engineering. Previously, Mr. Richey was Senior Vice President of Product Development from July 1984 to September 1992 and Senior Vice President and General Manager of North American Operations from September 1989 to September 1992. Mr. Richey is also a director of NeuroControl Corporation, North Ridgeville, Ohio, a privately held company, which develops and markets electromedical stimulation systems for stroke patients.

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

Joseph S. Usaj has been the Senior Vice President - Human Resources since May 2004. Before coming to Invacare, Mr. Usaj served as Vice President - Human Resources for Ferro Corporation, a global manufacturer of performance materials in the electronics, automotive, consumer products and pharmaceutical industries, from August 2002 to December 2003. Previously, Mr. Usaj was Vice President - Human Resources for Phillips Medical Systems from 1998 to 2002.

* The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.


                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
--------------------------------------------------------------------------------
Invacare Common Shares,  without par value, trade on the New York Stock Exchange
(NYSE) under the symbol "IVC." Ownership of the company's Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The number of record holders of the company Common Shares and Class B Common Shares at February 24, 2006 was 4,432 and 27, respectively. The closing sale price for the Common Shares on February 24, 2006 as reported by NYSE, was $33.17. The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares and dividends in each of the two most recent fiscal years were as follows:

                                                     2005                                2004
                                                     ----                                ----
                                                             Cash                                Cash
                                                             Dividends                           Dividends
              Quarter Ended:             High      Low       Declared        High      Low       Declared
              --------------             ----      ---       ---------       ----      ---       --------
              December 31                $41.50   $30.70      $0.0125        $52.00    $43.72     $0.0125
              September 30                44.87    37.35       0.0125         47.16     39.74      0.0125
              June 30                     45.93    40.96       0.0125         46.50     39.34      0.0125
              March 31                    48.08    43.67       0.0125         46.50     39.63      0.0125

During 2005 and 2004, the Board of Directors also declared dividends of $0.045 per Class B Common Share. For information regarding limitations on the payment of dividends in the company loan and note agreements, see Long Term Debt in the Notes to the Consolidated Financial Statements included in this report. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.


The following table presents information with respect to repurchases of common shares made by the company during the three months ended December 31, 2005. All of the repurchased shares were surrendered to the company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the company's 2003 Performance Plan.

                                                             Total Number of Shares
                             Total Number        Average      Purchased as Part of
                                 of               Price        Publicly Announced         Maximum Number
                               Shares             Paid         Plans or Programs      of Shares That May Yet
  Period                      Purchased         Per Share    the Plans or Programs      Be Purchased Under
  ------                      ---------         ---------    ---------------------      -----------------
  10/1/2005-10/31/05               -            $     -                 -                     $   -

  1/1/2005-11/30/05              364              34.95                 -                         -

  12/1/2005-12/31/05               -                  -                 -                         -

                              ---------         ---------          ---------                ---------
                              ---------         ---------          ---------                ---------
  Total                          364            $ 34.95                 -                     $   -
                              =========         =========          =========                =========

Item 6.  Selected Financial Data.
---------------------------------
The selected consolidated financial data set forth below with respect to the company's consolidated statements of earnings, cash flows and shareholders' equity for the fiscal years ended December 31, 2005, 2004 and 2003, and the consolidated balance sheets as of December 31, 2005 and 2004 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of earnings, cash flows and shareholders' equity data for the fiscal years ended December 31, 2003, 2002 and 2001 are derived from the company's previously filed Consolidated Financial Statements. The data set forth below should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                              2005*          2004          2003          2002          2001**
                                              -----          ----          ----          ----          ----
                                             (In thousands, except per share and ratio data)
Earnings
--------
Net Sales                                $1,529,732    $1,403,327    $1,247,176    $1,089,161    $1,053,639
Net Earnings ***                             48,852        75,197        71,409        64,770        35,190
Net Earnings per Share - Basic                 1.55          2.41          2.31          2.10          1.15
Net Earnings per Share -
    Assuming Dilution                          1.51          2.33          2.25          2.05          1.11
Dividends per Common Share                     0.05          0.05          0.05          0.05          0.05
Dividends per Class B Common Share          0.04545       0.04545       0.04545       0.04545       0.04545

Balance Sheet
-------------
Current Assets                             $570,647      $565,151      $474,722      $398,812     $ 428,401
Total Assets                              1,622,953     1,628,124     1,108,213       906,703       914,537
Current Liabilities                         332,888       258,141       223,488       168,226       167,453
Working Capital                             237,759       307,010       251,234       230,586       260,948
Long-Term Debt                              457,753       547,974       232,038       234,134       342,724
Other Long-Term Obligations                  79,624        68,571        34,383        24,031        22,810
Shareholders' Equity                        752,688       753,438       618,304       480,312       381,550

Other Data
----------
Research and Development
   Expenditures                             $23,247       $21,638       $19,130       $17,934       $17,394
Capital Expenditures                         31,517        41,403        30,660        22,109        20,182
Depreciation and Amortization                40,524        32,316        27,235        26,638        33,448

Key Ratios
----------
Return on Sales                                3.2%          5.4%          5.7%          5.9%          3.3%
Return on Average Assets                       3.0%          5.5%          7.1%          7.1%          3.8%
Return on Beginning
   Shareholders' Equity                        6.5%         12.2%         14.9%         17.0%         10.1%
Current Ratio                                 1.7:1         2.2:1         2.1:1         2.4:1         2.6:1
Debt-to-Equity Ratio                          0.6:1         0.7:1         0.4:1         0.5:1         0.9:1

* Reflects restructuring charge of $7,533 ($5,160 after tax or $0.15 per share assuming dilution).
** Reflects non-recurring and unusual charge of $31,950 ($25,250 after tax or $0.80 per share assuming dilution).
*** Amortization of goodwill ceased in 2002, net earnings in 2001 includes amortization expense of $8,972.

The comparability of the Selected Financial Data provided in the above table is limited as acquisitions made, in particular the Domus acquisition in 2004, materially impacted the company's reported results. See Acquisitions in the Notes to the Consolidated Financial Statements as provided in the company's Form 10-K for the year ended December 31, 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

OUTLOOK
-------
Uncertainty related to Medicare's reimbursement policies for power wheelchairs in particular, and equipment in general, remains and is now expected to continue into 2006. The CMS is currently scheduled to issue a new rule on face-to-face exams and documentation requirements for power wheelchairs and other mobility devices by April 1, 2006 along with new reimbursement codes, possibly later in the year. Additionally, Congress recently passed the Deficit Reduction Act which includes payment cuts to home oxygen that will take effect in January 2009, as well as reductions for certain durable home medical equipment spending that will take effect in 2007. President Bush's just released fiscal year 2007 budget proposal includes further, potentially significant, cuts to home oxygen, but whether Congress will enact such payment reductions, particularly in an election year, is doubtful.

As a result of these reimbursement uncertainties and continuing pricing pressures, the company continues to reduce its cost structure. The company has further refined its multi-year plans initiated in the second half of 2005 for its global manufacturing and distribution strategy. Execution of these cost reduction actions has begun. Once complete in 2008, these actions are anticipated to generate approximately $30 million of annual pre-tax savings and to result in pre-tax restructuring charges totaling $42 million. The company expects a global reduction of at least 600 additional positions and to exit a number of its manufacturing operations worldwide. During 2006, the company will reduce approximately 300 positions with a pre-tax restructuring charge estimated at approximately $7 million. Annualized savings anticipated from these actions is approximately $8 million.

The company estimates that it will have a net sales increase of between 4% and 6% and earnings per share of between $2.00 and $2.10 in 2006, excluding the impact of any new acquisitions in 2006. The 2006 net sales estimate is expected to be minimally impacted by foreign currency and the full year inclusion of 2005 acquisitions. This earnings per share range includes the impact from the stock option accounting standard, Statement of Financial Accounting Standard No. 123 (Revised 2004), Share Based Payment ("SFAS 123R") issued by the Financial Accounting Standards Board (FASB). The impact of SFAS 123R on earnings per share for 2006 is estimated to be approximately $0.05.

RESULTS OF OPERATIONS
---------------------
2005 Versus 2004

Charge Related to Restructuring Activities. On July 28, 2005, the company announced cost reduction and profit improvement actions, which included: reducing global headcount by 230 personnel, outsourcing improvements utilizing the company's China manufacturing capability and third parties, shifting substantial resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy, general expense reductions, and exiting four facilities.

The restructuring was necessitated by the continued decline in reimbursement for medical equipment by U.S. government programs as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations. The company has already realized a decrease in costs as a result of its restructuring initiatives since most of the restructuring costs recognized to date have been comprised of severance for terminated employees.

To date, the company has made substantial progress on its restructuring activities, including exiting four facilities and eliminating approximately 300 positions through December 31, 2005, which resulted in restructuring charges of $7,533,000, principally for severance, of which $4,181,000 has been paid as of December 31, 2005. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded as of December 31, 2005 during 2006.

With additional actions planned in 2006, including the elimination of approximately 300 additional positions, the company anticipates recognizing an additional charge of $7,000,000 pre-tax. The actions in 2006 are expected to result in annualized pre-tax savings of at least $8 million.

In addition, the company continues to further refine its global manufacturing and distribution strategy. Execution of these cost reduction actions has begun. Once complete in 2008, these actions are anticipated to generate approximately $30 million of annual pre-tax savings and to result in pre-tax restructuring charges totaling $42 million. The company expects a global reduction of at least 600 additional positions and to exit a number of its manufacturing operations worldwide.

Net Sales. Consolidated net sales for 2005 increased 9% for the year, to $1,529,732,000 from $1,403,327,000. Acquisitions accounted for nine percentage points of the net sales increase while foreign currency translation had less than a one percentage point impact. The overall growth was primarily driven by growth in Europe resulting from the Domus acquisition in 2004 as well as the impact of other acquisitions worldwide.

North American Operations
-------------------------
North American net sales, increased 1% over the prior year to $1,016,212 from $1,002,273, with acquisitions accounting for two percentage points of the increase and currency translation having less than a one percentage point impact. These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products.

For the year, net sales growth was impacted by the disruption caused by the implementation of the ERP system in the fourth quarter. The company estimates that this resulted in lost fourth quarter sales of approximately $30,000,000 in the company's North American home care division, primarily due to start up difficulties in processing orders and the inability to ship products to customers within required lead times.

The net sales increase was attributable to volume increases in Distributed products (7%), in line with ISG's recent growth pattern; Continuing Care products (12%) attributable to acquisitions; and other products (16%), consisting primarily of the company's Canadian and aftermarket parts business. These increases were partially offset by declines in Respiratory products (2%) due to reduced purchases from national accounts for the Homefill(TM) II oxygen system and oxygen concentrators and the disruptions arising out of the ERP system implementation, Standard products (5%) as a result of reduced pricing and ERP issues and Rehab products (2%) primarily due to continued Medicare power wheelchair eligibility pressures and Medicaid related reimbursement pressures.

European Operations
-------------------
European net sales increased 28% over the prior year to $432,142,000 from $336,792,000 with acquisitions contributing to almost the entire increase as foreign currency did not have a material impact. Organic growth in Europe was minimal and reflected increases throughout Europe offset by declines, primarily in Germany, as a result of pricing pressures.

Asia/Pacific Operations
-----------------------
Asia/Pacific net sales increased 27% from the prior year to $81,378,000 from $64,262,000. Acquisitions contributed sixteen percentage points of the increase while foreign currency translation contributed four percentage points. The overall growth was primarily driven by volume increases. The Asia/Pacific segment transacts a substantial amount of its business with customers outside of their region in various currencies other than their functional currencies. As a result, changes in exchange rates, particularly with the Euro and U.S. Dollar, can have a significant impact on sales and cost of sales.

Gross Profit. Consolidated gross profit as a percentage of net sales was 29.3% in 2005 versus 29.8% in 2004. The margin decline was primarily attributable to continued reimbursement issues and competitive pricing pressures as well as increased freight costs and lower manufacturing volumes, and inefficiencies resulting from the North American ERP implementation in the fourth quarter. The factors attributable to the decline were partially offset by the cost reduction initiatives.

North American gross profit as a percentage of net sales was 28.0% in 2005 versus 30.0% in 2004. The decline was primarily attributable to unfavorable mix as a result of reduced Rehab and Respiratory volumes, pricing pressures in Standard products and higher freight costs as a result of the high price of oil, which were partially offset by continued cost reduction efforts.

Gross profit in Europe as a percentage of net sales increased 2.6 percentage points from the prior year. The increase was primarily attributable to acquisitions, in particular the full year impact of the Domus acquisition and manufacturing cost reductions.

Gross profit in Asia/Pacific as a percentage of net sales increased 1.2 percentage points from the prior year. The increase was largely due to increased volumes and cost reduction activities.

Selling, General and Administrative. Consolidated selling, general and administrative expenses as a percentage of net sales were 22.3% in 2005 and 21.2% in 2004. The overall dollar increase was $44,658,000 or 15%, with acquisitions increasing selling, general and administrative costs by approximately $37,455,000 or thirteen percentage points and currency translation adding $3,245,000 or one percentage point. Excluding acquisitions and currency translation impact, SG&A increased $3,958,000 or 1% as a result of increased distribution and commission related costs related to increased volumes, continuous investment in marketing and higher bad debt and legal costs.

Selling, general and administrative expenses for North American operations increased 10% or $17,233,000 compared to 2004 with acquisitions accounting for two percentage points of the increase. The remaining increase is primarily attributable to continued investments in marketing and branding programs, increased distribution and commission costs related to increased volume and higher bad debt and legal costs.

European operations' selling, general and administrative expenses increased 29% or $24,336,000 from the prior year. European selling, general and administrative expenses increased due to acquisitions, which caused an increase of $30,978,000 or 36% and foreign currency translation, which increased expenses by $1,556,000 or 2%. The remaining decrease was primarily attributable to a reduced cost structure.

Asia/Pacific operations' selling, general and administrative expenses increased 85% or $7,777,000 compared to 2004 with acquisitions accounting for 22% and foreign currency increasing the expense by $599,000 or 7%. The remaining increase was primarily attributable to cost increases related to increased depreciation and sales and marketing costs.

Interest. Interest expense increased to $29,809,000 in 2005 from $16,282,000 in 2004, representing an 83% increase. This increase was attributable to increased borrowings under the company's revolving credit facility, resulting primarily from 2004 acquisitions, and to increased borrowing rates. The company's debt-to-equity ratio decreased to 0.6:1 as of December 31, 2005 from 0.7:1 as of the end of the prior year. Interest income in 2005 was $1,683,000, which was lower than the prior year amount of $5,186,000 primarily due to reduced interest rate financing given to customers through De Lage Landen Inc. (DLL). Since December 2000, Invacare customers primarily utilize the third-party financing arrangement with DLL, a subsidiary of Rabo Bank of the Netherlands, to provide financing.

Income Taxes. The company had an effective tax rate of 31.5% in 2005 and 31.9% in 2004. The effective tax rate declined due to a change in the mix of earnings and permanent deductions. The company's effective tax rate is lower than the federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the federal statutory rate.

Research and Development. The company continues to invest in research and development activities to maintain its competitive advantage. The company dedicates dollars to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, increased to $23,247,000 in 2005 from $21,638,000 in 2004. The expenditures, as a percentage of net sales, were 1.5% in 2005 and in the prior year.

2004 Versus 2003

Net Sales. Consolidated net sales for 2004 increased 13% for the year, to $1,403,327,000 from $1,247,176,000. Acquisitions accounted for eight percentage points of the net sales increase while foreign currency translation contributed an additional three percentage points. The overall growth was primarily driven by volume increases in North America.

North American Operations
-------------------------
North American net sales, increased 12% over the prior year, with acquisitions accounting for 8% of the increase and currency translation having less than a one percentage point impact. These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products.

For the year, the net sales increase was  attributable  to volume  increases in:
Respiratory products (37%), largely due to continued strong performance in the Homefill(TM) oxygen system product line; Distributed products (26%), with acquisitions contributing fifteen percentage points of the improvement; and
Continuing Care products (59%) with acquisitions contributing fifty two percentage points of the improvement. These were partially offset by declines in Standard products (6%) as a result of reduced pricing and flat Rehab product sales. Sales of Rehab products were negatively impacted by Medicare and Medicaid related reimbursement pressures. In particular, although CMS was expected to release new guidelines for power chairs in the fourth quarter of 2004, it instead circulated proposed criteria that required public comment before implementation. While the proposed criteria are favorable and are based on CMS' own medical study, the ambiguity that is impacting the power wheelchair market has resulted in significant declines in this market segment.

Other products, consisting primarily of the company's Canadian and aftermarket parts businesses, had a 10% net sales increase principally as a result of volume increases.

European Operations
-------------------
European net sales increased 20% over the prior year to $336,792,000 from $279,782,000. Acquisitions contributed twelve percentage points of the increase and foreign currency accounted for ten percentage points of the increase. The decline in organic growth was primarily due to reduced volumes in the Nordic countries and continued reimbursement pressures in Germany.

Asia/Pacific Operations
-----------------------
Asia/Pacific net sales declined 8% from the prior year to $64,262,000 from $70,186,000. Excluding the impact of foreign exchange, net sales declined 18% for the year. The decline was primarily the result of reduced volumes of microprocessor controllers, resulting from the global slowdown in the production of power wheelchairs caused in large part by the Medicare reimbursement challenges in the United States described above. The Asia/Pacific segment transacts a substantial amount of its business with customers outside of their region in various currencies other than their functional currency, the New Zealand Dollar. As a result, changes in exchange rates, particularly with the Euro and U.S. Dollar, have had and may continue to have a significant impact on sales and cost of sales.

Gross Profit. Consolidated gross profit as a percentage of net sales was 29.8% in 2004 and 30.0% in 2003. The 2004 year margin was impacted by continued competitive pricing pressures and increased freight costs partially offset by continued cost reduction initiatives.

North American gross profit as a percentage of net sales was 30.2% in 2004 versus 30.3% in 2003. The decline was primarily attributable to reduced pricing in Standard products partially offset by continued cost reduction efforts.

Gross profit in Europe as a percentage of net sales in 2004 declined .7 of a percentage point from the prior year. The decline is attributable to unfavorable sales mix toward lower margin products and additional costs related to new product introductions.

Gross profit in  Asia/Pacific  as a percentage of net sales in 2004 decreased by
3.5 percentage points from the prior year. The decline was due in part to increased sales of lower margin products in the company's Dynamic Controls subsidiary, reduced volumes and unfavorable foreign currency associated with normal operating transactions.

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

Selling, general and administrative expenses for North American operations in 2004 increased 9% or $16,562,000 compared to 2003 with acquisitions accounting for seven percentage points of the increase. The remaining increase is primarily attributable to continued investments in marketing and branding programs, increased distribution and commission costs related to increased volume and higher legal costs. These increases were partially offset by reduced bad debt expense and management bonuses.

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

Asia/Pacific operations' selling, general and administrative expenses increased 16% or $1,257,000 with foreign currency increasing the expense by $961,000 or 12%. The remaining increase was primarily attributable to additional systems costs related to the company's ERP implementation and sales and marketing costs associated with the development of the Asia market.

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

Research and Development. The company continues to increase its research and development activities to maintain its competitive advantage. The company dedicates dollars to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, increased to $21,638,000 in 2004 from $19,130,000 in 2003, representing approximately 1.5% of net sales in these years.

INFLATION
---------
Although the company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The company attempts to minimize or offset the effects through increased sales volume, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures. In 2005, 2004 and 2003, the company was able to offset the majority of the impact of price increases from suppliers by productivity improvements and other cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Consolidated Financial Statements) included in this report and working capital management. The company maintains various bank lines of credit to finance its worldwide operations.

In 2005, the company entered into a $450,000,000 multi-currency, long-term revolving credit agreement which was increased during the year by $50,000,000 to an aggregate amount of $500,000,000. The new agreement replaced the $325,000,000 multi-currency, long-term revolving credit agreement entered into in 2001 and a $100,000,000 bridge loan agreement entered into in 2004. In 2003, the company issued $100,000,000 in senior notes, which are due between 2007 and 2010.

On September 30, 2005, the company entered into a 364-day $100 million accounts receivable securitization facility. The Receivables Purchase Agreement (the "Receivables Agreement"), provides for, among other things, the transfer from time to time by Invacare and certain of its subsidiaries of ownership interests of certain domestic accounts receivable on a revolving basis to the bank conduit, an asset-backed issuer of commercial paper, and/or the financial institutions named in the Receivables Agreement. Pursuant to the Receivables Agreement, the company and certain of its subsidiaries from time to time may transfer accounts receivable to Invacare Receivables Corporation (IRC), a special purpose entity and subsidiary of Invacare. IRC then transfers interests in the receivables to the Conduit and/or the financial institutions named in the Receivables Agreement and receives funds from the conduit and/or the financial institutions raised through the issuance of commercial paper (in its own name) by the conduit and/or the financial institutions. In accordance with U.S. Generally Accepted Accounting Principles (GAAP), Invacare accounts for the transaction as a secured borrowing. Borrowings under the facility are effectively repaid as receivables are collected, with new borrowings created as additional receivables are sold. As of December 31, 2005, Invacare had $79,351,000 in borrowings pursuant to the securitization facility at a borrowing rate of approximately 4.3%. The initial borrowings were used to reduce balances outstanding on Invacare's revolving credit facility. The debt is reflected in the short-term debt and current maturities of long-term obligations line of the condensed consolidated balance sheet at December 31, 2005.

Additionally, the company maintains various other demand lines of credit totaling a U.S. dollar equivalent of approximately $4,931,000 as of December 31, 2005. The lines of credit along with cash generated from operations have been and will continue to be used to fund the company's domestic and foreign working capital, capital expenditures and acquisition requirements. As of December 31, 2005, the company had approximately $237,801,000 available under its various lines of credit, excluding debt covenant restrictions.

The company's borrowing arrangements contain covenants with respect to, among other items, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company's bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements. Under the most restrictive covenant of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $72,134,000 as of December 31, 2005 pursuant to the covenants of the company's $500,000,000 multi-currency, long-term revolving credit agreement.

While there is general concern about the potential for rising interest rates, exposure to interest rate fluctuations is manageable given that a portion of the debt is at fixed rates through 2010. In addition, the ability to terminate existing swaps that exchange fixed rate debt to variable and to utilize interest rate swaps to fix a higher percentage of the company's debt coupled with free cash flow should allow Invacare to absorb the expected modest rate increases in the months ahead without any material impact on our liquidity or capital resources. As of December 31, 2005, the weighted average floating interest rate on borrowings was 4.53%.

CAPITAL EXPENDITURES
--------------------
There are no individually material capital expenditure commitments outstanding as of December 31, 2005. The company estimates that capital investments for 2006 could approximate $32,000,000, compared to actual capital expenditures of $31,517,000 in 2005. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS
----------
Cash flows provided by operating activities were $76,947,000 in 2005, compared to $98,324,000 in the previous year. The decrease is due primarily to decreased earnings, which were impacted by restructuring costs of $7,533,000, and lower accounts payable levels, partially offset by an increase in accrued expenses related to warranty, legal, freight and other accruals.

Cash flows used for investing activities were $86,437,000 in 2005, compared to $389,022,000 in 2004. The decrease in cash used was primarily attributable to lower acquisition costs compared to 2004 when the company acquired Domus, which was a material acquisition. In addition, purchases of property and equipment activity in 2005 was lower compared to the prior year as the company invested more in 2004 on implementing ERP Systems in North America, Europe and Asia/Pacific.

Cash flows provided by financing activities in 2005 were $2,497,000, compared to cash flows provided of $307,051,000 in 2004. Cash borrowed for financing activities in 2005 was much lower than in 2004 as the company borrowed less for acquisitions. In addition to acquisition activities, the effect of foreign currency translation results in amounts being shown in the Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

During 2005, the company generated free cash flow of $50,795,000 compared to free cash flow of $56,924,000 in 2004. The decrease was primarily attributable to lower earnings, which were impacted by restructuring charges, and lower accounts payable levels. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities less purchases of property and equipment net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.). The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

                                                          Twelve Months Ended
                                                              December 31,
                                                          2005           2004
                                                     ---------      ---------
    Net cash provided by operating activities          $76,947        $98,324
    Adjusted for:
    Purchases of property and equipment - net          (26,152)       (41,400)
                                                     ---------      ---------
    Free Cash Flow                                     $50,795        $56,924
                                                     =========      =========

CONTRACTUAL OBLIGATIONS
-----------------------
 (In thousands)                                                    Payments due by period
                                                                   ----------------------
                                              Total  Less than 1 year     1-3 years      3-5 years  More than 5 years
                                    ---------------  ----------------  ------------  -------------  -----------------
                                    ---------------  ----------------  ------------  -------------  -----------------
Long-term debt obligations
   Senior Notes                            $199,576          $9,836        $137,025         $52,715                -
   Revolving credit agreements              309,634          11,086          22,172         276,376                -
   Other notes                               80,731          79,437             172             172              950
Operating lease obligations                  37,744          13,828          15,365           4,549            4,002
Capital lease obligations                    16,835           1,607           2,799           2,584            9,845
Purchase obligations
   (primarily computer systems                5,035           4,493             542               -                -
    contracts)
Other long-term obligations
   Product liability                         20,949           2,657           9,683           3,792             4,817
   SERP                                      15,386             424           1,752           1,752            11,458
   Other, principally deferred
     compensation                            12,937             372             907             591            11,067
                                    ---------------  ----------------  ------------  -------------  -----------------
                                    ---------------  ----------------  ------------  -------------  -----------------
Total                                      $698,827        $123,740        $190,417        $342,531           $42,139
                                           ========        ========        ========        ========          ========

DIVIDEND POLICY
---------------
It is the company's policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $0.05 per Common Share and $0.045 per Class B Common Share. It is not anticipated that this will change materially as the company continues to have available significant growth opportunities through internal development and acquisitions. For 2005, dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid.

CRITICAL ACCOUNTING POLICIES
----------------------------
The Consolidated Financial Statements included in the report include accounts of the company, all majority-owned subsidiaries and a variable interest entity for which the company is the primary beneficiary. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated
Financial Statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition
Invacare's revenues are recognized when products are shipped to unaffiliated customers. The SEC's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," as updated by SAB No. 104, provides guidance on the application of generally accepted accounting principles (GAAP) to selected revenue recognition issues. The company has concluded that its revenue recognition policy is appropriate and in accordance with GAAP and SAB No. 101.

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

Inventories and Related Allowance for Obsolete and Excess Inventory
Inventories are stated at the lower of cost or market with cost determined for manufacturing inventories by the first-in, first-out (FIFO) method.

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

Goodwill, Intangible and Other Long-Lived Assets
Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. As a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets in 2002, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests in accordance with the Statement. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company completed the required initial analysis of goodwill as of January 1, 2002 as well as the annual impairment tests in the fourth quarter of each subsequent year, including 2005. The results of these analyses indicated no impairment of goodwill. Interest rates have a significant impact upon the discounted cash flow methodology utilized in our annual impairment testing. Increasing interest rates decrease the fair value estimates used in our testing.

Product Liability
The company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $11,000,000 in the aggregate of the company's North American product liability exposure. The company also has additional layers of external insurance coverage insuring up to $100,000,000 in annual aggregate losses arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company's per country foreign liability limits as applicable. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

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

Warranty
Generally, the company's products are covered from the date of sale to the customer by warranties against defects in material and workmanship for various periods depending on the product. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the current year. See Warranty Costs in the Notes to the Consolidated Financial Statements included in this report for a reconciliation of the changes in the warranty accrual.

Accounting for Stock-Based Compensation
The company accounts for options under its stock-based compensation plans using the intrinsic value method proscribed in Accounting Principles Board Opinion
(APBO) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant; thus, no compensation cost has been reflected in the Consolidated Statement of Earnings for these options. In addition, restricted stock awards have been granted without cost to the recipients and are being expensed on a straight-line basis over the vesting periods. If the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all stock options granted, net earnings per share assuming dilution would have been reduced by $0.44 in 2005, $0.14 in 2004 and $0.14 in 2003. The pro forma earnings per share assuming dilution amount of $0.44 in 2005 is due primarily to the acceleration of vesting of "underwater" options (below fair market value of $30.75) approved by the Board of Directors on December 21, 2005. See Shareholders' Equity Transactions in the Notes to the Consolidated Financial Statements included in this report. Effective January 1, 2006, the company adopted FAS 123R.

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

ACCOUNTING CHANGES
------------------
In the fourth quarter of 2005, the company changed its method of accounting for domestic manufactured inventories from the lower of cost, as determined by the last-in, last-out (LIFO) method of accounting, or market to the lower of cost, as determined by the first-in, first-out (FIFO) method of accounting, or market. The company believes that this change is preferable because: 1) the change conforms to a single method of accounting for all of the company's inventories,
2) LIFO inventory values have not been materially different than FIFO inventory values, and 3) the majority of the company's competitors use FIFO.

The change from LIFO to FIFO did not result in any change to the company's reported Consolidated Balance Sheets because the inventory valued under LIFO was at current cost. As a result, there is no impact for the change from LIFO to FIFO on the company's Consolidated Statement of Earnings and Consolidated Statement of Shareholders' Equity for all periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In December 2004, FASB issued SFAS 123R, which requires companies to expense stock options and other share-based payments. SFAS 123R supersedes SFAS No. 123, which permitted either expensing stock options or providing pro forma disclosure. In April 2005, the SEC announced that the adoption of SFAS 123R would be delayed. The provisions of SFAS 123R, which are effective for the company on January 1, 2006, apply to all awards granted, modified, cancelled or repurchased after January 1, 2006 as well as the unvested portion of prior awards. The company adopted the standard as of January 1, 2006 and estimates that the impact to the company's reported results in 2006 will be approximately $0.05 per diluted share, which is less than the pro forma results shown in the company's note regarding Accounting for Stock-Based Compensation in the Notes to its Consolidated Financial Statements included in this report due primarily to the acceleration of vesting approved by the Board of Directors on December 21, 2005. The Board of Directors approved the acceleration of the vesting of the company's stock options primarily to partially offset the recent reductions in other benefits made by the company and to provide additional incentive to those critical to the company's current cost reduction efforts. See Shareholders' Equity Transactions in the Notes to the Consolidated Financial Statements included in this report.

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk.
--------------------------------------------------------------------
The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 2005 debt levels, a 1% change in interest rates would impact interest expense by approximately $4,742,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
Reference is made to the Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule, which appear on pages FS-1 to FS-29 of this Annual Report on Form 10-K.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
Financial Disclosure.     None.

Item 9A.  Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
----------------------------------------------------
Under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company's disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified by the SEC.

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

Management's assessment of the effectiveness of the company's internal control over financial reporting is based on the Internal Control -Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

In management's opinion, internal control over financial reporting is effective as of December 31, 2005.

The company's independent registered public accounting firm, Ernst & Young LLP, audited management's assessment of internal control over financial reporting and, based on that audit, issued an attestation report regarding management's assessment, which is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting
--------------------------------------------------------
During the fourth quarter of 2005, the company implemented a new ERP system in North America. The implementation resulted in significant lost revenues due to difficulties in processing orders and the inability to ship products to customers within required lead times. The implementation also resulted in additional overtime in manufacturing, distribution centers, and customer service, along with added costs to expedite product to customers and processing a higher than normal level of returns.

The changes in the company's internal control over financial reporting that occurred during our last fiscal quarter are not deemed to have materially affected, or reasonably likely to materially affect, the company's internal control over financial reporting, except for the implementation of the ERP system in North America. Various controls were modified due to the new system and because various issues were encountered with the system implementation and the fact that certain controls were not functioning as intended during the quarter, management took additional actions to ensure the company's financial statements present fairly, in all material respects, the company's financial condition and results of operations in accordance with generally accepted accounting principles. The additional actions included: performing physical inventory counts at year end in North America, additional substantitive procedures to validate ending balances as well as additional key control verifications for financial statement accounts affected by the implementation. As a result of these additional procedures, the company's management concluded that the internal control over financial reporting was effective as of December 31, 2005. The company will continue to monitor internal control over financial reporting and will modify and or implement any controls and procedures that are needed to ensure the integrity of the company's financial statements.

Item 9B.  Other Information.
----------------------------
On March 8, 2006, the company's Compensation, Management Development and Corporate Governance Committee approved a new compensation program, effective for 2006, for members of the company's Board of Directors. The terms of the new compensation program are set forth in the Director Compensation Schedule, which is filed as Exhibit 10(ae) to this Annual Report on Form 10-K and incorporated by reference into this Item 9B).

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
We have adopted a Code of Business Conduct and Ethics that applies to all Directors, officers and employees. We also have adopted a separate Financial Code of Ethics that applies to our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer). You can find both codes on our website at www.invacare.com by clicking on the link for Investor Relations. We will post any amendments to the codes, as well as any waivers that are required to be disclosed pursuant to the rules of the SEC and the New York Stock Exchange, on our website.

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

We submitted the New York Stock Exchange ('NYSE') Section 12(a) Annual CEO Certification as to our compliance with the NYSE corporate governance listing standards to the NYSE in July 2005. In addition, we have filed the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as exhibits to this Annual Report on Form 10-K.

Information required by Item 10 as to the executive officers of the company is included in Part I of this Annual Report on Form 10-K. The other information required by Item 10 as to the directors of the company, the Audit Committee, the audit committee financial expert, the procedures for recommending nominees to the Board of Directors, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions "Election of Directors," "Corporate Governance," and "Section 16(a) Beneficial Ownership Compliance" in the company's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.
---------------------------------
The information required by Item 11 is incorporated by reference to the information set forth under the captions "Executive Compensation" and "Corporate Governance" in the company's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item. 12.  Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------
The information required by Item 12 is incorporated by reference to the information set forth under the caption "Share Ownership of Principal Holders and Management" in the company's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.

Information regarding the securities authorized for issuance under the company's equity compensation plans is incorporated by reference to the information set forth under the captions "Compensation of Executive Officers" and "Compensation of Directors" in the company's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------
The information required by Item 13 is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the company's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 14.  Principal Accounting Fees and Services.
-------------------------------------------------
The information required by Item 14 is incorporated by reference to the information set forth under the caption "Independent Auditors" and "Pre-Approval Policies and Procedures" in the company's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.
-----------------------------------------------------
(a)(1)     Financial Statements.

The following financial  statements of the company are included in Part II, Item
8:

     Consolidated Statement of Earnings - years ended December 31, 2005, 2004 and 2003

     Consolidated Balance Sheet - December 31, 2005 and 2004

     Consolidated Statement of Cash Flows - years ended December 31, 2005, 2004, and 2003

     Consolidated Statement of Shareholders' Equity - years ended December 31, 2005, 2004, and 2003

     Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules.

     The following  financial  statement  schedule of the company is included in
     Part II, Item 8:

     Schedule II - Valuation and Qualifying Accounts

     All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3)   Exhibits.

     See Exhibit Index at page number I-37 of this Report on Form 10-K.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 13, 2006.

                                  INVACARE CORPORATION

                                  By:  /s/ A. Malachi Mixon, III
                                  -------------------------------------
                                  A. Malachi Mixon, III Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 13, 2006.

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

/s/ John R. Kasich                   Director
------------------------------
    John R. Kasich

/s/ Dan T. Moore, III                Director
------------------------------
    Dan T. Moore, III

/s/ Joseph B. Richey, II             Director
------------------------------
    Joseph B. Richey, II

/s/ William M. Weber                 Director
------------------------------
    William M. Weber

                              INVACARE CORPORATION
        Report on Form 10-K for the fiscal year ended December 31, 2005.

                                  Exhibit Index

Official                                                                                                               Sequential
Exhibit No         Description                                                                                         Page No.
---------          -----------                                                                                         ----------
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

2.2                Guarantee Letter Agreement of Warburg,  Pincus Ventures,  L.P. and Warburg, Pincus International,   (A)
                   L.P. dated as of September 9, 2004

3(a)               Amended and Restated Articles of Incorporation, as last amended February 2, 1996                    (K)

3(b)               Code of Regulations, as amended on May 22, 1996                                                     (K)

3(c)               Certificate of Amendment to Amended and Restated  Articles of  Incorporation,  as amended on July   (L)
                   8, 2005

4(a)**             Specimen Share Certificate for Common Shares

4(b)**             Specimen Share Certificate for Class B Common Shares

4(c)               Rights agreement between Invacare Corporation and National City Bank dated as of July 8, 2005       (L)

10(b)              1992 Non-Employee Directors Stock Option Plan adopted in May 1992                                   (K)

10(c)              Deferred Compensation Plan for Non-Employee Directors, adopted in May 1992                          (K)

10(d)              Invacare Corporation 1994 Performance Plan approved January 28, 1994                                (K)

10(e)              Amendment No. 1 to the Invacare Corporation 1994 Performance Plan approved May 28, 1998             (K)*

10(f)              Amendment No. 2 to the Invacare Corporation 1994 Performance Plan approved May 24, 2000             (B)*

10(g)              Amendment No. 3 to the Invacare Corporation 1994 Performance Plan                                   (E)*

10(h)              Note Purchase Agreement dated as of February 27, 1998 for $80,000,000 6.71% Series A Senior         (K)
                   Notes Due February 27, 2008 and $20,000,000 6.60% Series B Senior Notes Due February 27, 2005

10(i)              Invacare Retirement Savings Plan, effective January 1, 2001                                         (C)

10(j)              Agreement entered into by and between the company and Chief Operating Officer                       (D)*

10(k)              Amendment No. 1 to Invacare Corporation 401(K) Plus Benefit Equalization Plan                       (I)

10(l)              Invacare  Corporation  401(K) Plus Benefit  Equalization Plan (As amended and restated  effective   (I)
                   January 1, 2003)

10(m)              Invacare  Corporation Note Purchase  Agreement dated as of October 1, 2003 for $50,000,000  3.97%   (G)
                   Series A Senior  Notes Due October 1, 2007;  $30,000,000  4.74% Series B Senior Notes Due October
                   1, 2009 and $20,000,000 5.05% Series C Senior Notes Due October 1, 2010

10(n)              First  Amendment,  dated as of October 1, 2003, to Note Purchase  Agreement  dated as of February   (H)
                   27, 1998 for $80,000,000  6.71% Series A Senior Notes Due February 27, 2008 and $20,000,000 6.60%
                   Series B Senior Notes Due February 27, 2005

Official                                                                                                               Sequential
Exhibit No         Description                                                                                         Page No.
---------          -----------                                                                                         ----------
10(o)              Invacare Corporation 2003 Performance Plan                                                          (F)*

10(p)**            Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and Schedule of all such agreements with current executive officers

10(q)              Form of Indemnity Agreement entered into by and between the company and certain of its Directors    (D)*
                   and executive officers and Schedule of all such Agreements with Directors and executive officers

10(r)              Employment Agreement entered into by and between the company and Chief Financial Officer            (D)*

10(s)              Credit  Agreement dated as of January 14, 2005 among Invacare  Corporation and Certain  Borrowing   (J)
                   Subsidiaries,  the Banks named therein,  and JPMorgan Chase Bank, N.A. as Agent, Keybank National
                   Association as Syndication Agent, J.P. Morgan Securities,  Inc. and Keybank National Association,
                   as Co-Lead Arrangers

10(t)              Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005                     (K)*

10(u)              Invacare Corporation Death Benefit Only Plan, effective January 1, 2005                             (K)*

10(v)              A. Malachi Mixon, III 10b5-1 Plan, effective February 14, 2005                                      (K)*

10(w)              Gerald B. Blouch 10b5-1 Plan, effective February 22, 2005                                           (K)*

10(x)              Gregory C. Thompson 10b5-1 Plan, effective February 21, 2005                                        (K)*

10(y)              Supplemental Executive Retirement Plan (As amended and restated effective February 1, 2000)         (K)*

10(z)              Form of Director Stock Option Award under Invacare Corporation 1994 Performance Plan                (K)*

10(aa)             Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan                (K)*

10(ab)             Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan             (K)*

10(ac)             Form of Restricted Stock Option Award under Invacare Corporation 2003 Performance Plan              (K)*

10(ad)             Form of Stock Option Award under Invacare Corporation 2003 Performance Plan                         (K)*

10(ae)**           Director Compensation Schedule

10(af)             Invacare Corporation Executive Incentive Bonus Plan, effective as of January 1, 2005                (M)*

10(ag)             Letter  agreement  regarding  increase,  effective  April 4, 2005,  of the  Aggregate  Commitment   (N)
                   under the Credit  Agreement  dated as of January 14, 2005 among Invacare  Corporation and Certain
                   Borrowing  Subsidiaries,  the Banks  Named  Therein,  and  JPMorgan  Chase  Bank,  N.A. as Agent,
                   Keybank  National  Association as Syndication  Agent,  J.P. Morgan  Securities,  Inc. and Keybank
                   National Association, as Co-Lead Arrangers

10(ah)             First  Amendment,  dated as of August 12, 2005, to the Credit  Agreement  dated as of January 14,   (O)
                   2005 among Invacare Corporation and Certain Borrowing Subsidiaries,  the Banks named therein, and
                   JPMorgan Chase Bank,  N.A. as Agent,  Keybank  National  Association as Syndication  Agent,  J.P.
                   Morgan Securities, Inc. and Keybank National Association, as Co-Lead Arrangers

10(ai)             Receivables  Purchase  Agreement,  dated as of September  30, 2005,  among  Invacare  Receivables   (P)
                   Corporation,  as Seller, Invacare Corporation,  as Servicer, Park Avenue Receivables company, LLC and JPMorgan Chase Bank, N.A., as Agent

Official                                                                                                               Sequential
Exhibit No         Description                                                                                         Page No.
---------          -----------                                                                                         ----------
10(aj)             Second Amendment, dated as of September 29, 2005, to Note Purchase Agreement dated as of            (Q)
                   February 27, 1998 relating to $80,000,000

10(ak)             First Amendment,  dated as of September 29, 2005, to Note Purchase  Agreement dated as of October   (P)
                   1, 2003 for  $50,000,000  3.97%  Series A Senior  Notes Due  October 1, 2007;  $30,000,000  4.74%
                   Series B Senior  Notes  Due  October  1, 2009 and  $20,000,000  5.05%  Series C Senior  Notes Due
                   October 1, 2010

18**               Letter re:  Change in Accounting Principles

21**               Subsidiaries of the company

23**               Consent of Independent Registered Public Accounting Firm

31.1**             Certification of the Chief Executive  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002

31.2**             Certification of the Chief Financial  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002

32.1**             Certification  of the Chief  Executive  Officer  pursuant to 18 U.S.C.  Section  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**             Certification  of the Chief  Financial  Officer  pursuant to 18 U.S.C.  Section  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract, compensatory plan or arrangement
** Filed herewith.

(A) Reference is made to the appropriate Exhibit to the company report on Form 8-K, dated September 9, 2004, which Exhibit is incorporated herein by reference.

(B) Reference is made to the appropriate Exhibit of the company report on Form S-8, dated March 30, 2001, which Exhibit is incorporated herein by reference.

(C) Reference is made to Exhibit 10.1 of the company report on Form 10-Q, for the quarter ended September 30, 2002, which Exhibit is incorporated herein by reference.

(D) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2002, which Exhibit is incorporated herein by reference.

(E) Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended March 31, 2003, which Exhibit is incorporated herein by reference.

(F) Reference is made to Exhibit 4.5 of Invacare Corporation Form S-8 filed on October 17, 2003, which is incorporated herein by reference, which is incorporated herein by reference.

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

(K) Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2004, which Exhibit is incorporated herein by reference.

(L) Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated July 8, 2005, which is incorporated herein by reference.

(M) Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated April 4, 2005, which is incorporated herein by reference.

(N) Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended June 30, 2005, which Exhibit is incorporated herein by reference.

(O) Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated August 12, 2005, which is incorporated herein by reference.

(P) Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated September 29, 2005, which is incorporated herein by reference.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Shareholders and Board of Directors
Invacare Corporation


We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Accounting  Policies in the notes to the consolidated  financial
statements,   in  2005  the  company   changed  its  method  of  accounting  for
inventories.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Invacare Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

                                                           /s/ ERNST & YOUNG LLP



Cleveland, Ohio
March 8, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
Invacare Corporation


We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Invacare Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Invacare Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Invacare Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Invacare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invacare Corporation as of December 31, 2005 and 2004, the related consolidated statements of earnings, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2005, and the financial statement schedule for the three years in the period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion thereon.


                                                           /s/ ERNST & YOUNG LLP

Cleveland, Ohio
March 8, 2006

CONSOLIDATED STATEMENT OF EARNINGS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                       Years Ended December 31,
                                                                                 2005            2004            2003
                                                                            ---------       ---------       ---------
                                                                                (In thousands, except per share data)

             Net sales                                                     $1,529,732      $1,403,327      $1,247,176
             Cost of products sold                                          1,081,227         984,735         872,515
                                                                            ---------       ---------       ---------

                  Gross Profit                                                448,505         418,592         374,661

             Selling, general and administrative expenses                     341,782         297,124         262,015
             Charge related to restructuring activities                         7,295               -               -
             Interest expense                                                  29,809          16,282          11,710
             Interest income                                                   (1,683)         (5,186)         (5,473)
                                                                            ---------       ---------       ---------

                  Earnings before Income Taxes                                 71,302         110,372         106,409

             Income taxes                                                      22,450          35,175          35,000
                                                                            ---------       ---------       ---------

                  Net Earnings                                                $48,852         $75,197         $71,409
                                                                              =======         =======         =======

                  Net Earnings per Share - Basic                                $1.55           $2.41           $2.31
                                                                              =======         =======         =======

               Weighted Average Shares Outstanding - Basic                     31,555          31,153          30,862
                                                                              =======         =======         =======

                  Net Earnings per Share - Assuming Dilution                    $1.51           $2.33           $2.25
                                                                              =======         =======         =======

               Weighted Average Shares Outstanding -
                  Assuming Dilution                                            32,452          32,347          31,729
                                                                              =======         =======         =======

                 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                  December 31,        December 31,
                                                                                         2005                2004
                                                                                         ----                ----
                                                                                            (In thousands)
Assets

Current Assets
   Cash and cash equivalents                                                          $25,624             $32,567
   Marketable securities                                                                  252                 199
   Trade receivables, net                                                             287,955             287,950
   Installment receivables, net                                                        12,935              13,422
   Inventories, net                                                                   176,925             175,883
   Deferred income taxes                                                               27,446              21,730
   Other current assets                                                                39,510              33,400
                                                                                      -------             -------
     Total Current Assets                                                             570,647             565,151

Other Assets                                                                           47,110              55,634
Other Intangibles                                                                     108,117              98,212
Property and Equipment, net                                                           176,206             191,163
Goodwill                                                                              720,873             717,964
                                                                                      -------             -------
     Total Assets                                                                  $1,622,953          $1,628,124
                                                                                   ==========          ==========


Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                                                  $133,106            $149,413
   Accrued expenses                                                                   106,214              98,850
   Accrued income taxes                                                                13,340               7,816
   Short-term debt and current maturities of long-term debt                            80,228               2,062
                                                                                      -------             -------
     Total Current Liabilities                                                        332,888             258,141

Long-Term Debt                                                                        457,753             547,974

Other Long-Term Obligations                                                            79,624              68,571

Shareholders' Equity
   Preferred Shares (Authorized 300 shares; none outstanding)                               -                   -
   Common Shares (Authorized 100,000 shares; 31,695 and
         31,209 issued in 2005 and 2004, respectively) - no par                         7,925               7,803
   Class B Common Shares (Authorized 12,000 shares;
         1,112, issued and outstanding) - no par                                          278                 278
   Additional paid-in-capital                                                         138,937             123,793
   Retained earnings                                                                  598,025             550,753
   Accumulated other comprehensive earnings                                            47,480             104,629
   Unearned compensation on stock awards                                               (1,692)             (1,557)
   Treasury shares (1,058 and 934 shares in
         2005 and 2004, respectively)                                                 (38,265)            (32,261)
     Total Shareholders' Equity                                                       752,688             753,438
                                                                                      -------             -------
     Total Liabilities and Shareholders' Equity                                    $1,622,953          $1,628,124
                                                                                   ==========          ==========

                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

                                                                                          Years Ended December 31,
                                                                                      2005          2004          2003
    -                                                                                 ----          ----          ----
                                                                                               (In thousands)
    Operating Activities
    Net earnings                                                                   $48,852       $75,197       $71,409
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                               40,524        32,316        27,235
        Provision for losses on trade and installment receivables                   14,168        11,222        13,760
        Provision for deferred income taxes                                           (100)        4,250         3,205
        Provision for other deferred liabilities                                     3,571         4,091         2,587
    Changes in operating assets and liabilities:
        Trade receivables                                                          (10,075)      (19,978)      (37,122)
        Installment sales contracts, net                                            (4,402)       (2,911)        6,678
        Inventories                                                                (12,919)      (15,781)       (4,607)
        Other current assets                                                        (7,046)         (516)       (3,447)
        Accounts payable                                                            (6,923)       19,718        13,351
        Accrued expenses                                                             9,185       (11,281)       17,943
        Other long-term liabilities                                                  2,112         1,997         5,212
                                                                                    ------         ------       ------
                  Net Cash Provided by Operating Activities                         76,947        98,324       116,204

    Investing Activities
        Purchases of property and equipment                                        (31,517)      (41,403)      (30,660)
        Proceeds from sale of property and equipment                                 5,365             3           531
        Marketable securities                                                            -             -         1,130
        Business acquisitions, net of cash acquired                                (58,216)     (343,554)      (70,555)
        Increase in other investments                                                  (44)         (603)          (64)
        Increase in other long-term assets                                          (1,013)       (3,133)       (1,898)
        Other                                                                       (1,012)         (332)          (42)
                                                                                    ------         ------       ------
                  Net Cash Required for Investing Activities                       (86,437)     (389,022)     (101,558)

    Financing Activities
        Proceeds from revolving lines of credit, securitization facility and
          long-term borrowings                                                     796,073       844,432       474,583
        Payments on revolving lines of credit, securitization facility and
          long-term borrowings                                                    (796,619)     (541,244)     (483,725)
        Proceeds from exercise of stock options                                      4,623         9,850         5,063
        Payment of dividends                                                        (1,580)       (1,557)       (1,531)
        Purchase of treasury stock                                                       -        (4,430)       (8,345)
                                                                                    ------         ------       ------
                  Net Cash Provided (Required) by Financing Activities               2,497       307,051       (13,955)

        Effect of exchange rate changes on cash                                         50           140         2,297
                                                                                    ------         ------       ------
        Increase (decrease) in cash and cash equivalents                            (6,943)       16,493         2,988

        Cash and cash equivalents at beginning of year                              32,567        16,074        13,086
                                                                                    ------         ------       ------

        Cash and cash equivalents at end of year                                   $25,624       $32,567       $16,074
                                                                                   =======       =======       =======

                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

INVACARE CORPORATION AND SUBSIDIARIES
(In thousands)

                                                                                  Accumulated
                                                           Additional             Other
                                        Common   Class B   Paid-in-    Retained   Comprehensive   Unearned      Treasury
                                        Stock    Stock     Capital     Earnings   Earnings(Loss)  Compensation  Stock      Total
                                        ------   -------   ----------  --------   --------------  ------------  ---------  ---------
January 1, 2003 Balance                  $7,580   $278     $98,995     $407,235     $(18,729)      $(1,204)    $(13,843)   $480,312
Exercise of stock options, including
  tax benefit                                99              9,130                                               (3,199)      6,030
Restricted stock awards                       7                890                                    (897)                       -
Restricted stock award expense                                                                         643                      643

Net earnings                                                             71,409                                              71,409
Foreign currency translation
  adjustments                                                                         66,185                                 66,185
Unrealized gains on cash flow hedges                                                   3,506                                  3,506
Marketable securities holding gain                                                        95                                     95
                                                                                                                              -----
Total comprehensive income                                                                                                  141,195

Dividends                                                                (1,531)                                             (1,531)
Purchase of treasury shares                                                                                      (8,345)     (8,345)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2003 Balance                 7,686    278     109,015      477,113       51,057        (1,458)     (25,387)    618,304

Exercise of stock options, including
  tax benefit                               112             13,872                                               (2,444)     11,540
Restricted stock awards                       5                906                                    (911)                       -
Restricted stock award expense                                                                         812                      812

Net earnings                                                             75,197                                              75,197
Foreign currency translation
  adjustments                                                                         57,903                                 57,903
Unrealized losses on cash flow hedges                                                 (4,322)                                (4,322)
Marketable securities holding loss                                                        (9)                                    (9)
                                                                                                                              -----
Total comprehensive income                                                                                                  128,769

Dividends                                                                (1,557)                                             (1,557)
Purchase of treasury shares                                                                                      (4,430)     (4,430)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2004 Balance                 7,803    278     123,793      550,753      104,629        (1,557)     (32,261)    753,438
Exercise of stock options, including
  tax benefit                               117             14,133                                               (6,004)      8,246
Restricted stock awards                       5              1,011                                  (1,016)                       -
Restricted stock award expense                                                                         881                      881
Net earnings                                                             48,852                                              48,852
Foreign currency translation
  adjustments                                                                       (56,176)                                (56,176)
Unrealized losses on cash flow hedges                                                (1,008)                                 (1,008)
Marketable securities holding gain                                                       35                                      35
                                                                                                                              -----
Total comprehensive loss                                                                                                     (8,297)
Dividends                                                                (1,580)                                             (1,580)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2005 Balance                $7,925   $278    $138,937     $598,025     $47,480        $(1,692)    $(38,265)   $752,688
                                          =====    ===     =======      =======      ======         ======      =======     =======


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

Principles of Consolidation: The consolidated financial statements include the accounts of the company, its majority owned subsidiaries and a variable interest entity for which the company is the primary beneficiary. Certain foreign subsidiaries, represented by the European segment, are consolidated using a November 30 fiscal year end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated.

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

Inventories: Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out method. Market costs are based on the lower of replacement cost or estimated net realizable value. Inventories have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales.

In the fourth quarter of 2005, the company changed its method of accounting for domestic manufactured inventories from the lower of cost, as determined by the last-in, first-out (LIFO) method of accounting, or market to the lower of cost, as determined by the first-in, first-out (FIFO) method of accounting, or market. The company believes that this change is preferable because: 1) the change conforms to a single method of accounting for all of the company's inventories,
2) LIFO inventory values have not been materially different than FIFO inventory values, and 3) the majority of the company's competitors use FIFO.

The change from LIFO to FIFO did not result in any change to the company's reported Consolidated Balance Sheets because the inventory valued under LIFO was at current cost. As a result, there is no impact for the change from LIFO to FIFO on the company's Consolidated Statement of Earnings and Consolidated Statement of Shareholders' Equity for all periods presented.

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

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

Goodwill and Other Intangibles: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is subject to annual impairment testing. For purposes of the impairment test, the fair value of each reporting unit is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates. The fair values are then compared to the carrying value of the net assets of each reporting unit. The company completed the required initial analysis of goodwill as of January 1, 2002 as well as the annual impairment tests in the fourth quarter of each subsequent year, including 2005. The results of these tests indicated no impairment of goodwill.

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

Product Liability Cost: The company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $11,000,000 in the aggregate of the company's North American product liability exposure. The company also has additional layers of external insurance coverage insuring up to $100,000,000 in annual aggregate losses arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company's per country foreign liability limits as applicable.

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

Revenue Recognition: Invacare's revenues are recognized when products are shipped to unaffiliated customers. The SEC's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," as updated by SAB No. 104, provides guidance on the application of GAAP to selected revenue recognition issues. The company has concluded that its revenue recognition policy is appropriate and in accordance with GAAP and SAB No. 101.

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

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

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

Research  and  Development:  Research  and  development  costs are  expensed  as incurred and included in cost of products sold. The company's annual expenditures for product development and engineering were approximately $23,247,000, $21,638,000, and $19,130,000 for 2005, 2004, and 2003,
respectively.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The company has a co-op advertising program in which the company reimburses customers up to 50% of their costs of qualifying advertising expenditures. Invacare product, brand logos and corporate spokesperson, Arnold Palmer, must appear in all advertising. Invacare requires customers to submit proof of advertising with their claims for reimbursement. The company's cost of the program is included in SG&A expense in the consolidated statement of earnings at the time the liability is estimated. Reimbursement is made on an annual basis and within 3 months of submission and approval of the documentation. The company receives monthly reporting from those in the program of their qualified advertising dollars spent and accrues based upon information received. Advertising expenses amounted to $26,621,000, $24,999,000 and $22,806,000 for 2005, 2004 and 2003, respectively.

Stock-Based  Compensation  Plans:  The company  accounts  for options  under its stock-based compensation plans using the intrinsic value method proscribed in APBO No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant, thus no compensation cost has been reflected in the consolidated statement of earnings for these options. In addition, restricted stock awards have been granted without cost to the recipients and are being expensed on a straight-line basis over the vesting periods. Invacare continues to utilize the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation. If the company had applied the fair value recognition provisions of SFAS No. 123, the company's net earnings and earnings per share in 2005, 2004 and 2003 would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                                                                   2005          2004          2003
                                                                                   ----          ----          ----
                Net earnings - as reported *                                    $48,852       $75,197       $71,409
                Less:  compensation expense determined based on the
                            fair-value method for all awards granted at
                            market value, net of related tax effects             14,272         4,226         4,529
                                                                                 ------        ------        ------
                Net earnings - pro forma                                        $34,580       $70,971       $66,880
                                                                                =======       =======       =======

                Earnings per share as reported - basic                            $1.55         $2.41         $2.31
                Earnings per share as reported - assuming dilution                $1.51         $2.33         $2.25

                Pro forma earnings per share - basic                              $1.10         $2.28         $2.17
                Pro forma earnings per share - assuming dilution                  $1.07         $2.19         $2.11

                * Includes stock compensation expense, net of tax, on
                   restricted awards granted without cost of:                      $573          $528          $418

Pro forma net earnings in 2005 were affected by the acceleration of vesting for substantially all of the company's previously unvested stock options which were underwater (below fair market value of $30.75) as of December 21, 2005. The Board of Directors approved the acceleration of the vesting of the company's stock options primarily to partially offset the recent reductions in other benefits made by the company and to provide additional incentive to those critical to the company's current cost reduction efforts. The decision accelerated the vesting for a total of 1,368,307 of the company's common shares; including 646,100 shares underlying options held by the company's named

INVACARE CORPORATION AND SUBSIDIARIES

ACCOUNTING POLICIES--Continued

executive officers. As a result of the acceleration, the company will avoid compensation cost of approximately $12,000,000 that would have otherwise been recognized in earnings between 2006 and 2009. Also, see Shareholders' Equity Transactions in Notes to the Consolidated Financial Statements.

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

The company has entered into interest rate swap agreements that qualify as fair value hedges and effectively convert $130,000,000 of fixed-rate debt to floating-rate debt, so the company can avoid paying higher than market interest rates. The company also had interest rate swap agreements, which expired in 2004, that qualified as cash flow hedges and effectively converted $20,000,000 of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The company recognized net gains of $1,230,000, $4,577,000 and $2,872,000, respectively, related to its swap agreements in 2005, 2004 and 2003, which is reflected in interest expense on the consolidated statement of earnings.

To protect against increases/decreases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the company utilizes cash flow hedges to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The company recognized a net loss in 2005 of $280,000 and net gains in 2004 and 2003 of $6,961,000 and $1,410,000, respectively on foreign currency cash flow hedges. The gains and losses are included in cost of products sold and selling, general and administrative expenses on the consolidated statement of earnings.

The company is a party to $150,000,000 in treasury lock agreements to protect the forecasted receipt of proceeds resulting from the issuance of ten year, fixed rate debt in March 2006, which are subject to fluctuations in the benchmark U.S. Treasury rate. The treasury lock agreements are accounted for as cash flow hedges and changes in the value of the treasury lock are expected to be effective in offsetting the changes in the proceeds to be received upon issuance (i.e. changes in principal and interest payments) attributable to fluctuations in the benchmark U.S. Treasury interest rate. The cumulative unrealized loss of $2,348,000 at December 31, 2005 associated with the derivative instruments directly affects the value of the forecasted debt issuance and is included in accumulated other comprehensive income on the consolidated balance sheet until the forecasted issuance occurs. In March 2006, the company exited the treasury locks while they were at break even.

The company has used forward contracts that do not qualify for special hedging treatment, but do effectively limit the company's exposure to foreign currency fluctuations between the Mexican Peso and U.S. Dollar. During 2003, the company recognized a loss of $118,000 related to these forward contracts, which was included in costs of products sold on the consolidated statement of earnings. No Mexican Peso forward contracts were entered into in 2005 or 2004.

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

Recently Issued Accounting Pronouncements: In December 2004, FASB issued SFAS 123R, which requires companies to expense stock options and other share-based payments. SFAS 123R supersedes SFAS No. 123, which permitted either expensing stock options or providing pro forma disclosure. The provisions of this Statement, which is effective January 1, 2006, apply to all awards granted, modified, cancelled or repurchased after January 1, 2006 as well as the unvested portion of prior awards.

The company adopted the standard effective January 1, 2006 and estimates that the impact to the company's reported results will be less than the pro forma results shown in the company's Accounting Policy Note to the Consolidated Financial Statements because on December 21, 2005, the Board of Directors of Invacare Corporation based on the recommendation of the Compensation, Management Development and Corporate Governance Committee (the "Committee"), approved the acceleration of the vesting for substantially all of the company's unvested stock options which were granted under the 1994 Plan, as amended, and the 2003 Plan, which were then underwater. The Board of Directors decided to approve the acceleration of the vesting of the company's stock options primarily to partially offset the recent reductions in other benefits made by the company and to provide additional incentive to those critical to the company's current cost reduction efforts. The decision, which was effective as of December 21, 2005, resulted in the acceleration of nearly all of the then unvested stock options.

RECEIVABLES

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the company's receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the company has seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($12,470,000 in 2005 and $9,857,000 in 2004) is based primarily on management's evaluation of the financial condition of the customer. The increase in the allowance for uncollectible accounts in 2005 compared to 2004 is primarily attributable to higher bad debt expense and less write-offs of accounts compared to 2004.

On September 30, 2005, the company entered into a 364-day $100 million accounts receivable securitization facility. The Receivables Purchase Agreement (the "Receivables Agreement"), provides for, among other things, the transfer from time to time by Invacare and certain of its subsidiaries of ownership interests of certain domestic accounts receivable on a revolving basis to the bank conduit, an asset-backed issuer of commercial paper, and/or the financial institutions named in the Receivables Agreement. Pursuant to the Receivables Agreement, the company and certain of its subsidiaries from time to time may transfer accounts receivable to Invacare Receivables Corporation (IRC), a special purpose entity and subsidiary of Invacare. IRC then transfers interests in the receivables to the Conduit and/or the financial institutions named in the Receivables Agreement and receives funds from the conduit and/or the financial institutions raised through the issuance of commercial paper (in its own name) by the conduit and/or the financial institutions. In accordance with U.S. Generally Accepted Accounting Principles (GAAP), Invacare accounts for the transaction as a secured borrowing. Borrowings under the facility are effectively repaid as receivables are collected, with new borrowings created as additional receivables are sold. As of December 31, 2005, Invacare had $79,351,000 in borrowings pursuant to the securitization facility at a borrowing rate of approximately 4.3%. The initial borrowings were used to reduce balances outstanding on Invacare's revolving credit facility. The debt is reflected on the short-term debt and current maturities of long-term obligations line of the condensed consolidated balance sheet at December 31, 2005.

Installment receivables as of December 31, 2005 and 2004 consist of the following (in thousands):

                                                                     2005                                2004
                                                      Current     Long-Term     Total      Current     Long-Term     Total
                                                      -------     ---------   -------      -------     ---------   -------
    Installment receivables                           $23,630        $162     $23,792      $19,576      $1,324     $20,900
    Less:     Unearned interest                           (71)        (16)        (87)        (435)          -        (435)
              Allowance for doubtful accounts         (10,624)          -     (10,624)      (5,719)          -      (5,719)
                                                      -------     -------     -------      -------     -------     -------
                                                      $12,935        $146     $13,081      $13,422      $1,324     $14,746

INVACARE CORPORATION AND SUBSIDIARIES

RECEIVABLES--Continued

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

INVENTORIES

Inventories as of December 31, 2005 and 2004 consist of the following (in thousands):

                                                       2005                2004
                                                     ------              ------
                  Raw materials                     $59,888             $60,548
                  Work in process                    13,544              16,156
                  Finished goods                    103,493              99,179
                                                     ------              ------
                                                   $176,925            $175,883
                                                    =======            ========

PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 and 2004 consist of the following (in thousands):
                                                       2005                2004
                                                     ------              ------
                  Machinery and equipment          $252,545            $243,335
                  Land, buildings and improvements   84,031              95,041
                  Furniture and fixtures             28,788              27,494
                  Leasehold improvements             15,194              14,275
                                                     ------              ------
                                                    380,558             380,145
                  Less allowance for depreciation  (204,352)           (188,982)
                                                     ------              ------
                                                   $176,206            $191,163

ACQUISITIONS

In 2005, Invacare Corporation acquired the following businesses, which were individually immaterial and in the aggregate, at a total cost of $58,216,000, which was paid in cash:

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

Motion Concepts, Inc. ("Motion") was purchased in 2003 and pursuant to the Motion purchase agreement, the company agreed to pay contingent consideration based upon earnings before interest and taxes over the three years subsequent to the acquisition up to a maximum of approximately $16,000,000. Based upon 2004 and 2005 results, no additional consideration was paid. When the contingency related to the acquisition is settled, any additional consideration paid will increase the purchase price and reported goodwill.

INVACARE CORPORATION AND SUBSIDIARIES

ACQUISITIONS--Continued

During the third quarter of 2005, the company finalized the purchase price allocation related to the Domus acquisition and as a result recorded additional severance and exit accruals ($5,954,000) and certain pre-acquisition liabilities for warranty and product liability ($945,000), legal and professional fees associated with the transaction ($1,303,000), and other valuation adjustments ($502,000) totaling $8,704,000, which increased goodwill by the same amount.

In accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," the company recorded accruals for severance and exit costs for facility closures and contract terminations. A progression of the accruals recorded in the purchase price allocation is as follows (in thousands):

                              Balance at    Additional                Balance at
                                12/31/04      Accruals     Payments    12/31/05
                                 -------       -------      -------     -------
Severance                         $  561      $  4,445    $   1,957     $ 3,049
Sales agency terminations              -           612          612           -
Exit of product lines                  -           897           -          897
                                 -------       -------      -------     -------
     Total                         $ 561       $ 5,954      $ 2,569     $ 3,946
                                 =======       =======      =======     =======

The company anticipates all of the remaining reserves to be utilized in 2006.

GOODWILL

The carrying amount of goodwill by operating segment is as follows (in thousands):

                                          2005                                                    2004
                     --------------------------------------------------    ----------------------------------------------------
                      North                     Asia/                         North                     Asia/
                     America       Europe      Pacific     Consolidated      America       Europe      Pacific     Consolidated
                     -------       ------      -------     ------------      -------       ------      -------     ------------
  Balance as of
   January 1        $313,327     $390,611      $14,026       $717,964       $210,047     $192,508      $12,944       $415,499
  Acquisitions        14,293       22,481        8,984         45,758         95,344      161,486           71        256,901
  Foreign
   currency
   translation         4,318      (45,941)      (1,226)       (42,849)         7,936       36,617        1,011         45,564
                    --------     --------     --------       --------       --------     --------     --------       --------
  Balance as of
   December 31      $331,938     $367,151      $21,784       $720,873       $313,327     $390,611      $14,026       $717,964
                    ========     ========      =======       ========       ========     ========      =======       ========

Of the $45,758,000 in goodwill recorded due to acquisitions, $13,363,000 is expected to be deductible for tax purposes.

OTHER INTANGIBLES

All of the company's other intangible assets have definite lives and continue to be amortized over their useful lives, except for $30,246,000 related to trademarks, which have indefinite lives. The company's intangibles consist of the following (in thousands):

                                               December 31, 2005                December 31, 2004
                                               -----------------                -----------------
                                                          Accumulated                         Accumulated
                                       Historical Cost    Amortization     Historical Cost    Amortization
                                       ---------------    ------------     ---------------    ------------
  Customer Lists                               $64,218          $8,270             $57,788          $2,737
  Trademarks                                    30,246               -              27,732               -
  License agreements                             7,564           5,821               6,518           5,051
  Developed Technology                           6,260             487               5,842              80
  Patents                                       12,414           2,690               4,137           1,443
  Other                                          7,876           3,193               7,348           1,842
                                               -------         -------             -------          ------
                                              $128,578         $20,461            $109,365         $11,153
                                               =======         =======             =======          ======

INVACARE CORPORATION AND SUBSIDIARIES

OTHER INTANGIBLES

Intangibles recorded as the result of acquisitions during 2005 were as follows (in thousands):
                                  Weighted Average            Amortization
                                        Fair Value                  Period
                                        ----------               ----------
  Customer relationships                 $  11,700                10 years
  Trademarks - Indefinite lives              5,330              Indefinite
  Developed Technology                       1,040                10 years
  Patents                                    1,400                10 years
  Trademarks                                   320                 7 years
                                          --------                 -------
  Total                                  $  19,790                10 years
                                         =========

Amortization expense related to other intangibles was $9,307,000 and $3,417,000 for 2005 and 2004, respectively. Estimated amortization expense for each of the next five years is expected to be $8,896,000 for 2006, $8,674,000 in 2007, $8,308,000 in 2008, $8,045,000 in 2009 and $7,734,000 in 2010.

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

The company consolidates NeuroControl, a development stage company, which is currently pursuing FDA approval to market a product focused on the treatment of post-stroke shoulder pain in the United States. Certain of the company's officers and directors (or their affiliates) have small minority equity ownership positions in NeuroControl. Based on the provisions of FIN 46 and the company's analysis, the company determined that it was the primary beneficiary of this VIE as of January 1, 2005 due to the company board of directors' approval of additional funding in 2005. Accordingly, the company consolidated this investment on a prospective basis since January 1, 2005 and recorded an intangible asset for patented technology of $7,003,000. The other beneficial interest holders have no recourse against the company.

CURRENT LIABILITIES

Accrued expenses as of December 31, 2005 and 2004 consist of the following (in thousands):
                                                    2005                2004
                                                    ----                ----
   Accrued salaries and wages                    $35,834             $35,280
   Accrued warranty cost                          15,583              13,998
   Accrued rebates                                 9,434               7,427
   Accrued taxes other than income taxes           7,136               6,419
   Accrued severance                               6,153                 561
   Accrued legal and professional                  6,077               4,761
   Accrued interest                                5,180               5,274
   Accrued freight                                 4,144               2,894
   Accrued product liability, current portion      2,657               2,595
   Accrued insurance                               2,519               2,656
   Accrued derivative liability                    2,330                 780
   Other accrued items                             9,167              16,205
                                                  ------              ------
                                                $106,214             $98,850
                                                 =======             =======

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

INVACARE CORPORATION AND SUBSIDIARIES

CURRENT LIABILITIES--Continued

Changes in accrued warranty costs were as follows (in thousands):

                                                           2005            2004
                                                           ----            ----
   Balance as of January 1                              $13,998         $12,688
   Warranties provided during the period                  9,811           8,665
   Settlements made during the period                    (8,931)         (7,977)
   Changes in liability for pre-existing warranties
     during the period, including expirations               705             622
                                                        -------         -------
   Balance as of December 31                            $15,583         $13,998
                                                        =======         =======

LONG-TERM DEBT

Debt as of December 31, 2005 and 2004 consist of the following (in thousands):

                                                                                           2005             2004
                                                                                           ----             ----
Revolving credit agreement ($500,000,000 multi-currency), at 0.675% to
     1.40% above local interbank offered rates, expires January 14, 2010               $264,828         $230,382
$80,000,000 senior notes at 6.71%, due in February 2008                                  80,553           83,304
$50,000,000 senior notes at 3.97%, due in October 2007                                   49,244           50,081
$30,000,000 senior notes at 4.74%, due in October 2009                                   30,339           30,485
$20,000,000 senior notes at 5.05%, due in October 2010                                   20,134           20,433
$20,000,000 senior notes at 6.60%, due in February 2005                                       -           20,000
Short-term borrowings secured by accounts receivable                                     79,351                -
Bridge credit agreement                                                                       -          100,000
Other notes                                                                              13,532           15,351
                                                                                        -------          -------
                                                                                        537,981          550,036
Less short-term borrowings secured by accounts receivable                               (79,351)               -
Less current maturities of long-term debt                                                  (877)          (2,062)
                                                                                        -------          -------
                                                                                       $457,753         $547,974

The carrying values of the senior notes have been adjusted by the gains and losses on the interest rate swaps accounted for as fair value hedges.

On January 14, 2005, the company entered into a $450,000,000 multi-currency, long-term revolving credit agreement which was increased on April 4, 2005 by $50,000,000 to an aggregate amount of $500,000,000 and expires on January 14, 2010. The facility provides that Invacare, may, upon consent of its lenders, increase the amount of the facility by an additional $50,000,000. The new agreement replaced the $325,000,000 multi-currency, long-term revolving credit agreement entered into in 2001 and a $100,000,000 bridge agreement entered into in 2004. In 2003, the company issued $100,000,000 in senior notes, which are due between 2007 and 2010.

Borrowings denominated in foreign currencies aggregated $131,464,000 at December 31, 2005 and $179,084,000 at December 31, 2004. The borrowing rates under the revolving credit agreement are determined based on the ratio of debt to EBITDA of the company as defined in the agreement and range from 0.35% to .675% above the various interbank offered rates. As of December 31, 2005 and 2004, the weighted average floating interest rate on borrowings was 4.53% and 3.36%, respectively.

The revolving credit agreement and senior notes all require the company to maintain certain conditions with respect to net worth, funded debt to capitalization, and interest coverage as defined in the agreements. Under the most restrictive covenants of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $72,134,000 as of December 31, 2005.

INVACARE CORPORATION AND SUBSIDIARIES

LONG-TERM DEBT--Continued

In October 2003, the company exchanged the fixed rates of 3.97%, 4.74% and 5.05% on the $50,000,000, $30,000,000 and $20,000,000 Senior Notes due in October
2007, October 2009 and October 2010 for variable rates based on LIBOR plus 0.01%, LIBOR plus 0.14% and LIBOR plus 0.26%, respectively. The effect of these swaps is to exchange fixed rates for the lower floating rates currently available. In November 2005, the $30,000,000 and $20,000,000 swaps, exchanging fixed rates of 4.74% and 5.05% for variable rates, were terminated.

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

The aggregate minimum maturities of long-term debt for each of the next five years are as follows: $877,000 in 2006, $50,838,000 in 2007, $80,687,000 in
2008, $30,714,000 in 2009, and $285,688,000 in 2010. Interest paid on borrowings
was   $29,017,000,   $15,348,000   and  $9,450,000  in  2005,   2004  and  2003,
respectively.

OTHER LONG-TERM OBLIGATIONS

Other long-term obligations as of December 31, 2005 and 2004 consist of the following (in thousands):
                                                        2005             2004
                                                        ----             ----
Supplemental Executive Retirement Plan liability     $14,962          $12,947
Product liability                                     18,292           14,450
Deferred federal income taxes                         27,792           24,833
Other, principally deferred compensation              18,578           16,341
                                                     -------          -------
Total long-term obligations                          $79,624          $68,571
                                                     =======          =======

LEASES AND COMMITMENTS

The company leases a substantial portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms of up to 19 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2005, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2024. Lease expenses were approximately $18,718,000 in 2005, $18,663,000 in 2004, and $15,803,000 in 2003.

The amount of buildings and equipment capitalized in connection with capital leases was $15,592,000 and $16,545,000 at December 31, 2005 and 2004,
respectively. At December 31, 2005 and 2004, accumulated amortization was $4,505,000 and $3,590,000, respectively.

Future minimum operating and capital lease commitments as of December 31, 2005, are as follow (in thousands):

                                  Year       Capital Leases     Operating Leases
                                  ----       --------------     ----------------
                                  2006               $1,607              $13,828
                                  2007                1,496                9,691
                                  2008                1,303                5,674
                                  2009                1,292                2,910
                                  2010                1,292                1,639
                            Thereafter                9,845                4,002
                                                     ------               ------
   Total future minimum lease payments               16,835              $37,744
                                                                         =======
   Amounts representing interest                     (5,753)
   Present value of minimum lease payments          $11,082
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

The company sponsors a Deferred Compensation Plus Plan covering certain employees, which provides for elective deferrals and the company retirement deferrals so that the total retirement deferrals equal amounts that would have contributed to the company's principal retirement plans if it were not for limitation imposed by income tax regulations. Contribution expense for the above plans in 2005, 2004 and 2003 was $5,811,000, $5,860,000, and $5,619,000,
respectively.

The company also sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan for certain key executives. The projected benefit obligation related to this unfunded plan was $31,071,000 and $30,631,000 at December 31, 2005 and 2004, respectively, of which approximately $15,386,000 and $13,371,000 at December 31, 2005 and 2004, respectively, has been accrued. Expense for the plan in 2005, 2004 and 2003 was $2,439,000, $2,278,000, and $2,108,000,
respectively.

In conjunction with these non-qualified plans, the company has invested in life insurance policies related to certain employees to satisfy these future obligations. The current cash surrender value of these policies approximates the current benefit obligations. In addition, the projected policy benefits exceed the projected benefit obligations.

SHAREHOLDERS' EQUITY TRANSACTIONS

The company's Common Shares have a $.25 stated value. The Common Shares and the Class B Common Shares generally have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share, carry a 10% lower cash dividend rate and, in general, can only be transferred to family members. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis.

The 2003 Performance Plan (the "2003 Plan") allows the Compensation Committee of the Board of Directors (the "Committee") to grant up to 2,000,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock). The 1994 Performance Plan (the "1994 Plan"), as amended, expired in 2004 and allowed the Compensation Committee of the Board of Directors (the "Committee") to grant up to 5,500,000 Common Shares. The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards. During 2005, the Committee granted 614,962 non-qualified stock options for a term of ten years at the fair market value of the company's Common Shares on the date of grant under the 2003 Plan. There were no stock appreciation rights outstanding at December 31, 2005, 2004 or 2003.

Restricted stock awards for 21,304, 20,510 and 28,894 shares were granted in years 2005, 2004 and 2003 without cost to the recipients. Under the terms of the restricted stock awards, which were initially granted in 2001, 125,517 of the shares granted vest ratably over the four years after the award date and 6,500 of the shares granted vest ratably over the 2 years after the award date. Unearned restricted stock compensation of $1,016,000 in 2005, $911,000 in 2004 and $897,000 in 2003, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period. Compensation expense of $881,000, $812,000 and $643,000 was recognized in 2005, 2004 and 2003, respectively, related to restricted stock awards granted since 2001.

The 1994 Plan and the 2003 Plan have provisions that allow employees to exchange mature shares to pay the exercise price and surrender shares for the options to cover the minimum tax withholding obligation. Under these provisions, the company acquired approximately 124,000 treasury shares for $6,004,000 in 2005, 53,000 treasury shares for $2,444,000 in 2004 and 110,000 treasury shares for $3,199,000 in 2003.

INVACARE CORPORATION AND SUBSIDIARIES

SHAREHOLDERS' EQUITY TRANSACTIONS--Continued

On December 21, 2005, the Board of Directors of Invacare Corporation based on the recommendation of the Compensation, Management Development and Corporate Governance Committee (the "Committee"), approved the acceleration of the vesting for substantially all of the company's unvested stock options which were granted under the 1994 Plan, as amended, and the 2003 Plan, which were then underwater. The Board of Directors decided to approve the acceleration of the vesting of the company's stock options primarily to partially offset the recent reductions in other benefits made by the company and to provide additional incentive to those critical to the company's current cost reduction efforts.

The decision, which was effective as of December 21, 2005, accelerated the vesting for a total of 1,368,307 of the company's common shares; including 646,100 shares underlying options held by the company's named executive officers. The stock options accelerated equate to 29% of the company's total outstanding stock options. Vesting was not accelerated for the restricted awards granted under the Plans and no other modifications were made to the awards that were accelerated. The exercise prices of the accelerated options, all of which were underwater, were unchanged by the acceleration of the vesting schedules.

All of the company's outstanding unvested options under the Plans, which were accelerated, had exercise prices ranging from $30.91 to $47.80 which were greater than the company's stock market price of $30.75 as of the effective date of the acceleration.

As of December 31, 2005, an aggregate of 10,035,066 Common Shares were reserved for conversion of Class B Common Shares, future rights (as defined below) and the exercise and future grant of options.

                                                                        Weighted                   Weighted                 Weighted
                                                                        Average                    Average                  Average
                                                                        Exercise                   Exercise                 Exercise
                                                           2005         Price          2004        Price          2003      Price
                                                           ----         -----          ----        -----          ----      -----
     Options outstanding at January 1                 4,638,405        $29.81     4,518,890       $27.34     4,257,422     $25.23
     Granted                                            614,962         41.59       626,450        43.89       704,617      36.73
     Exercised                                         (356,676)        23.39      (449,374)       24.13      (340,665)     19.08
     Canceled                                          (120,529)        37.17       (57,561)       34.75      (102,484)     33.02
                                                       --------        ------      --------       ------      --------     ------
     Options outstanding at December 31               4,776,162        $31.57     4,638,405       $29.81     4,518,890     $27.34
                                                      =========        ======     =========       ======     =========     ======

     Options price range at December 31               $16.03 to                   $16.03 to                  $15.13 to
                                                         $47.80                      $47.35                     $43.37

     Options exercisable at December 31               4,745,435                   2,963,385                  2,796,100
     Options available for grant at December 31*        454,142                   1,033,858                  1,670,600

     * Options available for grant as of December 31, 2005 reduced by net restricted stock award activity of 130,017.

The following table summarizes information about stock options outstanding at December 31, 2005:

                                              Options Outstanding                                      Options Exercisable
                                              -------------------                                      -------------------
                              Number            Weighted Average                                  Number
                            Outstanding            Remaining           Weighted Average         Exercisable         Weighted Average
  Exercise Prices           At 12/31/05         Contractual Life        Exercise Price          At 12/31/05          Exercise Price
  ---------------           -----------         ----------------        --------------          -----------          --------------
  $16.03 - $19.50              401,505              3.7 years               $18.53                 401,505               $18.53
  $20.06 - $24.75            1,151,996                 3.0                  $23.71               1,128,009               $23.71
  $25.13 - $29.85              683,421                 3.3                  $25.31                 683,421               $25.31
  $30.02 - $34.54              595,610                 6.3                  $32.75                 593,472               $32.76
  $36.10 - $39.67              772,167                 7.3                  $37.26                 772,167               $37.26
  $40.07 - $47.80            1,171,463                 9.1                  $43.23               1,166,861               $43.23
                             ---------                 ---                  ------               ---------               ------
       Total                 4,776,162                 5.7                  $31.60               4,745,435               $31.64

INVACARE CORPORATION AND SUBSIDIARIES

SHAREHOLDERS' EQUITY TRANSACTIONS--Continued

The company has utilized the disclosure-only provisions of SFAS No. 123 through December 31, 2005. Accordingly, no compensation cost has been recognized for the stock option plans, except the expense recorded related to the 132,017 restricted stock awards granted in years 2001 through 2005.

The assumption regarding the stock options issued in 2005, 2004 and 2003 was that 25% of such options vested in the year following issuance. The stock options awarded during such years provided a four-year vesting period whereby options vest equally in each year. Current and prior years' pro forma disclosures may be adjusted for forfeitures of awards that will not vest because service or employment requirements have not been met.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                             2005          2004          2003
                                             ----          ----          ----
   Expected dividend yield                   .67%          .63%          .75%
   Expected stock price volatility          26.7%         28.8%         29.6%
   Risk-free interest rate                  4.38%         3.67%         3.31%
   Expected life (years)                      5.6           5.6          5.5

The weighted-average fair value of options granted during 2005, 2004 and 2003, based upon an expected exercise year of 2010, was $12.41, $13.58 and $11.03, respectively.

The plans provide that shares granted come from the company's authorized but unissued Common Shares or treasury shares. Pursuant to the plans and the acceleration of all unvested shares underwater as of December 21, 2005, the Committee has established that the majority of the 2005 grants are currently exercisable and must be exercised within ten years from the date granted. The weighted-average remaining contractual life of options outstanding at December 31, 2005 is 5.7 years.

Effective July 8, 2005, the company adopted a new Rights Agreement to replace the company's previous shareholder rights plan, which expired on July 7, 2005. In order to implement the new Rights Agreement, the Board of Directors declared a dividend of one Right for each outstanding share of the company's Common Shares and Class B Common Shares to shareholders of record at the close of business on July 19, 2005. Each Right entitles the registered holder to purchase from the company one one-thousandth of a Series A Participating Serial Preferred Share, without par value, at a Purchase Price of $180.00 in cash, subject to adjustment. The Rights will not become exercisable until after a person (an "Acquiring Party") has acquired, or obtained the right to acquire, or commences a tender offer to acquire, shares representing 30% or more of the company's outstanding voting power, subject to deferral by the Board of Directors. After the Rights become exercisable, under certain circumstances, the Rights may be exercisable to purchase Common Shares of the company, or common shares of an acquiring company, at a price equal to the exercise price of the Right divided by 50% of the then current market price per Common Share or acquiring company common share, as the case may be. The Rights will expire on July 18, 2015 unless previously redeemed or exchanged by the company. The company may redeem and terminate the Rights in whole, but not in part, at a price of $0.001 per Right at any time prior to 10 days following a public announcement that an Acquiring Party has acquired beneficial ownership of shares representing 30% or more of the company's outstanding voting power, and in certain other circumstances described in the Rights Agreement.

INVACARE CORPORATION AND SUBSIDIARIES

CAPITAL STOCK

Capital stock activity for 2005, 2004 and 2003 consisted of the following (in thousands of shares):

                                         Common Stock    Class B   Treasury
                                               Shares     Shares     Shares
   -----------------------------------------------------------------------------
   January 1, 2003 Balance                     30,294      1,112      (387)
   Exercise of stock options                      416          -      (110)
   Stock awards                                    29          -         -
   Repurchase of treasury shares                    -          -      (273)
   -----------------------------------------------------------------------------
   December 31, 2003 Balance                   30,739      1,112      (770)
   Exercise of stock options                      449          -       (53)
   Stock awards                                    21          -         -
   Repurchase of treasury shares                    -          -      (111)
   -----------------------------------------------------------------------------
   December 31, 2004 Balance                   31,209      1,112      (934)
   Exercise of stock options                      465          -      (124)
   Stock awards                                    21          -         -
   -----------------------------------------------------------------------------
   December 31, 2005 Balance                   31,695      1,112    (1,058)
                                               ======     ======    ======

Stock option exercises in 2005 include deferred share activity, which increased common shares by 108,000 shares and treasury shares by 14,000 shares. Stock option exercises in 2003 include deferred share activity, which increased common shares by 75,000 shares and treasury shares by 5,000 shares.

INVACARE CORPORATION AND SUBSIDIARIES

OTHER COMPREHENSIVE EARNINGS (LOSS)

The components of other comprehensive earnings (loss) are as follows (in thousands):

                                                                                                       Unrealized Gain
                                                                                    Unrealized Gain       (Loss) on
                                                                      Currency         (Loss) on          Derivative
                                                                     Translation    Available-for-Sale    Financial
                                                                     Adjustments       Securities         Instruments        Total
                                                                     ---------------------------------------------------------------
Balance at January 1, 2003                                            $(19,618)           $580                $309         $(18,729)
Foreign currency translation adjustments                                66,185                                               66,185
Unrealized gain on available for sale securities                                           146                                  146
Deferred tax liability relating to unrealized gain on available
     for sale securities                                                                   (51)                                 (51)
Current period unrealized gain on cash flow hedges, net of
     reclassifications                                                                                       5,394            5,394
Deferred tax expense  relating to  unrealized  gain on derivative
     financial instruments                                                                                  (1,888)          (1,888)
                                                                     ---------------------------------------------------------------
Balance at December 31, 2003                                            46,567             675               3,815           51,057
Foreign currency translation adjustments                                57,903                                               57,903
Unrealized loss on available for sale securities                                           (14)                                 (14)
Deferred  tax benefit  relating to  unrealized  loss on available
     for sale securities                                                                     5                                    5
Current period unrealized loss on cash flow hedges, net of
     reclassifications                                                                                      (6,649)          (6,649)
Deferred tax benefit  relating to  unrealized  loss on derivative
     financial instruments                                                                                   2,327            2,327
                                                                     ---------------------------------------------------------------
Balance at December 31, 2004                                           104,470             666                (507)         104,629
Foreign currency translation adjustments                               (56,176)                                             (56,176)
Unrealized gain on available for sale securities                                            54                                   54
Deferred tax liability relating to unrealized gain on available
     for sale securities                                                                   (19)                                 (19)
Current period unrealized loss on cash flow hedges, net of
      reclassifications                                                                                     (1,551)          (1,551)
Deferred tax benefit  relating to  unrealized  loss on derivative
    financial instruments                                                                                      543              543
                                                                    ---------------------------------------------------------------
Balance at December 31, 2005                                           $48,294            $701             $(1,515)         $47,480
                                                                    ================================================================

A net loss of $283,000 and net gains of $6,650,000 and $500,000 were reclassified into earnings related to derivative instruments designated and qualifying as cash flow hedges in 2005, 2004 and 2003, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

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

The restructuring was necessitated by the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations.

To date, the company has made substantial progress on its restructuring activities, including exiting four facilities and eliminating approximately 300 positions through December 31, 2005, which resulted in restructuring charges of $7,533,000, of which $238,000 is recorded in cost of products sold as it relates to inventory markdowns. The restructuring charge included charges of $3,981,000 in North America, $2,718,000 in Europe and $834,000 in Asia/Pacific of which $2,407,000; $799,000 and $146,000 remains unpaid as of December 31, 2005 for each of the segments respectively. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded as of December 31, 2005 during 2006. A progression of the accruals recorded as a result of the restructuring is as follows (in thousands):

                               Balance at                       Balance at
                                 12/31/04   Accruals   Payments   12/31/05
                                 --------   --------   --------   --------
Severance                        $      -   $  6,667    $ 3,563    $ 3,104
Contract terminations                   -        292        127        165
Product line discontinuance             -        238        238         -
Other                                   -        336        253         83
                                 --------   --------   --------   --------
     Total                       $      -    $ 7,533    $ 4,181    $ 3,352
                                 ========   ========   ========   ========

The severance incurred was the result the reduction in 300 positions, which was originally estimated to be 230 positions. Additional severance will be incurred for the planned reduction of 300 positions in 2006 and another 300 positions thereafter.

With additional actions in 2006, including the elimination of approximately 300 positions, the company anticipates recognizing an additional charge of
$7,000,000. In addition, the company continues to further refine its global manufacturing and distribution strategy. Execution of these cost reduction actions has begun. The company expects a global reduction of at least 600 additional positions and to exit a number of its manufacturing operations worldwide.

INCOME TAXES

Earnings before income taxes consist of the following (in thousands):

                                2005                2004              2003
                                ----                ----              ----
   Domestic                  $18,605             $57,557           $59,027
   Foreign                    52,697              52,815            47,382
                             -------             -------           -------
                             $71,302            $110,372          $106,409
                             =======             =======           =======

The company has provided for income taxes (benefits) as follows (in thousands):

                                2005                2004              2003
                                ----                ----              ----
   Current:
     Federal                  $9,475             $14,075           $16,635
     State                       600               2,800             3,200
     Foreign                  12,475              14,050            11,960
                             -------             -------           -------
                              22,550              30,925            31,795
   Deferred:
     Federal                  (2,225)              2,225             1,625
     Foreign                   2,125               2,025             1,580
                             -------             -------           -------
                                (100)              4,250             3,205
                             -------             -------           -------
   Income Taxes              $22,450             $35,175           $35,000
                             =======             =======           =======

INVACARE CORPORATION AND SUBSIDIARIES

INCOME TAXES--Continued

A reconciliation to the effective income tax rate from the federal statutory rate follows:

                                                2005     2004     2003
                                                ----     ----     ----
   Statutory federal income tax rate            35.0%    35.0%   35.0%
   State and local income taxes, net of
     federal income tax benefit                  0.5      1.6     2.0
   Tax credits                                  (0.8)    (1.6)   (1.4)
   Foreign taxes at less than the federal
     statutory rate                             (5.2)    (2.1)   (2.9)
   Other, net                                     -        -        -
                                                 2.0     (1.0)     .2
                                                ----     ----     ----
                                                31.5%    31.9%   32.9%
                                                ====     ====    ====

Significant components of deferred income tax assets and liabilities at December 31, 2005 and 2004 are as follows (in thousands):

                                                              2005        2004
                                                              ----        ----
   Current deferred income tax assets (liabilities), net:
     Loss carryforwards                                     $6,246      $7,620
     Bad debt                                                7,386       4,366
     Warranty                                                4,036       3,157
     State and local taxes                                   2,764       3,048
     Other accrued expenses and reserves                     2,754       2,219
     Inventory                                               1,361       1,816
     Compensation and benefits                               2,061       1,240
     Product liability                                         292         292
   Other, net                                                  546      (2,028)
                                                            ------      ------
                                                           $27,446     $21,730

   Long-term deferred income tax assets (liabilities), net:
     Goodwill & intangibles                                (36,252)     (35,431)
     Fixed assets                                          (20,030)     (15,169)
     Compensation and benefits                              10,344        9,642
     Loss and credit carryforwards                           5,674        6,429
     Product liability                                       3,812        3,391
     State and local taxes                                   2,428        2,400
     Valuation allowance                                      (900)           -
     Other, net                                              7,132        3,905
                                                            ------       ------
                                                          $(27,792)   $ (24,833)
                                                            ------       ------
   Net Deferred Income Taxes                                 $(346)     $(3,103)
                                                            ======       ======

At December 31, 2005, the company had $900,000 of foreign tax credit carryforwards and had federal foreign tax loss carryforwards of approximately $45,200,000 of which $33,100,000 are non-expiring, $350,000 expire in 2009,
$550,000  expire in 2010,  $3,800,000  expire in 2011 and  $7,400,000  expire in
2012. At December 31, 2005 the company also has $8,250,000 of local foreign tax loss carryforwards, which are non-expiring. The loss carryforward amounts include $32,000,000 of federal and $8,250,000 of local loss carryforwards acquired in 2004 acquisitions. The company made income tax payments of $10,435,000, $30,180,000 and $25,173,000 during the years ended December 31,
2005, 2004 and 2003, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

NET EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net earnings per common share.

                                                2005        2004         2003
                                                ----        ----         ----
                                                 (In thousands except per
                                                        share data)
   Basic
     Average common shares outstanding        31,555      31,153       30,862

   Net earnings                              $48,852     $75,197      $71,409

     Net earnings per common share             $1.55       $2.41        $2.31

   Diluted
     Average common shares outstanding        31,555      31,153       30,862
     Stock options                               897       1,194          867
                                                ----        ----         ----
   Average common shares assuming dilution    32,452      32,347       31,729

   Net earnings                              $48,852     $75,197      $71,409

   Net earnings per common share               $1.51       $2.33        $2.25

At December 31, 2005,  2004,  and 2003,  813,191,  21,167,  and 501,067  shares, respectively were excluded from the average common shares assuming dilution, as they were anti-dilutive. In 2005, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $41.46 for 2005. In 2004, the majority of the anti-dilutive shares were granted at an exercise price of $47.35, which was higher than the average fair market value price of $44.39 for 2004. In 2003, the majority of the anti-dilutive shares were granted at an exercise price of $37.70, which was higher than the average fair market value price of $35.29 for 2003.

CONCENTRATION OF CREDIT RISK

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. Prior to December 2000, the company financed equipment to certain customers for periods ranging from 6 to 39 months. In December 2000, Invacare entered into an agreement with DLL, a third party financing company, to provide the majority of future lease financing to Invacare's customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a limited recourse obligation ($41,170,000 at December 31, 2005) to DLL for events of default under the contracts (total balance outstanding of $101,977,000 at December 31, 2005). FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability for this guarantee obligation. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with SFAS No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

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

INVACARE CORPORATION AND SUBSIDIARIES

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

Treasury Locks: The company was a party to treasury lock agreements to protect the forecasted receipt of proceeds resulting from the issuance of ten year, fixed rate debt, subject to fluctuations in the benchmark U.S. Treasury rate. Fair value for the company's interest rate swaps are based on independent pricing models.

Other investments: The company has made other investments in limited partnerships and non-marketable equity securities, which are accounted for using the cost method, adjusted for any estimated declines in value. These investments were acquired in private placements and there are no quoted market prices or stated rates of return.

The carrying amounts and fair values of the company's financial instruments at December 31, 2005 and 2004 are as follows (in thousands):

                                                                    2005                    2004
                                                                    ----                    ----
                                                            Carrying     Fair       Carrying      Fair
                                                              Value      Value       Value       Value
                                                            --------    --------    --------    --------
       Cash and cash equivalents                            $25,624     $25,624     $32,567     $32,567
       Marketable securities                                    252         252         199         199
       Other investments                                      8,342       8,342       8,213       8,213
       Installment receivables                               13,081      13,081      14,746      14,746
       Long-term debt (including short-term
          borrowings secured by accounts receivable
          and current maturities of long-term debt)         537,981     538,053     550,036      551,431
       Interest rate swaps                                     (202)       (202)      4,302        4,302
       Forward contracts                                     (2,330)     (2,330)       (780)        (780)

INVACARE CORPORATION AND SUBSIDIARIES

FAIR VALUES OF FINANCIAL INSTRUMENTS--Continued

Forward Contracts: The company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts in 2005 and 2004 were entered into to as hedges of the following currencies: USD, NZD, CAD, GBP, EUR, SEK, DKK and AUD. The company does not use derivative financial instruments for speculative purposes.

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The company recognized a loss of $280,000 in 2005 and gains of $6,961,000 in 2004 and $1,292,000 in 2003, respectively, which were recognized in cost of products sold and selling, general and administrative expenses.

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

The information by segment is as follows (in thousands):

                                              2005          2004          2003
   -----------------------------------------------------------------------------
   Revenues from external customers
        North America                   $1,016,212    $1,002,273      $897,208
        Europe                             432,142       336,792       279,782
        Asia/Pacific                        81,378        64,262        70,186
                                          --------      --------      --------
        Consolidated                    $1,529,732    $1,403,327    $1,247,176
                                         =========     =========     =========

   Intersegment revenues
        North America                      $48,379       $44,517       $38,385
        Europe                              12,019         2,825         1,179
        Asia/Pacific                        36,576        35,793        35,271
                                          --------      --------      --------
        Consolidated                       $96,974       $83,135       $74,835
                                         =========     =========     =========

   Depreciation and amortization
        North America                      $20,527       $20,644       $18,551
        Europe                              15,100         8,687         6,315
        Asia/Pacific                         4,829         2,911         2,261
        All Other (1)                           68            74           108
                                          --------      --------      --------
        Consolidated                       $40,524       $32,316       $27,235
                                          ========      ========      ========

INVACARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS --Continued

                                              2005          2004          2003
   -----------------------------------------------------------------------------
   Net interest expense (income)
        North America                      $20,873        $8,940        $7,780
        Europe                               8,628         4,924         4,220
        Asia/Pacific                          (432)         (664)         (602)
        All Other (1)                         (943)       (2,104)       (5,161)
                                         ---------     ---------     ---------
        Consolidated                       $28,126       $11,096        $6,237
                                         =========     =========     =========

   Earnings (loss) before income taxes
        North America                      $58,621       $95,883       $88,299
        Europe                              29,254        18,705        19,132
        Asia/Pacific                        (3,818)        1,430         5,997
        All Other (1)                      (12,755)       (5,646)       (7,019)
                                         ---------     ---------     ---------
        Consolidated                       $71,302      $110,372      $106,409
                                         =========     =========     =========

   Assets
        North America                     $803,759      $778,820      $616,352
        Europe                             647,823       710,510       348,063
        Asia/Pacific                        74,101        69,685        56,403
        All Other (1)                       97,270        69,109        87,395
                                         ---------     ---------     ---------
        Consolidated                    $1,622,953    $1,628,124    $1,108,213
                                         =========     =========     =========

   Long-lived assets
        North America                     $427,428      $428,308      $307,736
        Europe                             508,196       548,843       236,591
        Asia/Pacific                        38,866        31,797        24,492
        All Other (1)                       77,816        53,905        64,672
                                         ---------     ---------     ---------
        Consolidated                    $1,052,306    $1,062,853      $633,491
                                         =========     =========     =========

   Expenditures for assets
        North America                      $20,600       $14,897       $12,513
        Europe                               5,470        20,064        11,933
        Asia/Pacific                         5,438         6,441         6,203
        All Other (1)                            9             1            11
                                         ---------     ---------     ---------
        Consolidated                       $31,517       $41,403       $30,660
                                         =========     =========     =========

     (1) Consists of the domestic export unit, un-allocated corporate selling, general and administrative costs, the Invacare captive insurance unit and inter-company profits, which do not meet the quantitative criteria for determining reportable segments.

Net sales by product, are as follows (in thousands):

      North America                           2005          2004          2003
      -------------                           ----          ----          ----
      Standard                            $251,331      $257,668      $274,959
      Rehab                                274,417       280,339       273,063
      Distributed                          220,004       205,130       162,645
      Respiratory                          159,300       161,247       118,115
      Continuing Care                       85,487        76,578        48,321
      Other                                 25,673        21,311        20,105
                                         ---------     ---------     ---------
                                        $1,016,212    $1,002,273      $897,208
                                         =========     =========     =========

INVACARE CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS--Continued

      Europe                                  2005          2004          2003
      ------                                  ----          ----          ----
      Standard                            $263,121      $200,064      $142,777
      Rehab                                161,082       128,316       129,167
      Respiratory                            7,939         8,412         7,838
                                         ---------     ---------     ---------
                                          $432,142      $336,792      $279,782
                                         =========     =========     =========


      Asia/Pacific                            2005          2004          2003
      ------------                            ----          ----          ----
      Rehab                                $45,852       $34,273       $46,832
      Respiratory                            9,726         8,162         6,584
      Standard                               7,977         7,721         6,427
      Other                                 17,823        14,106        10,343
                                         ---------     ---------     ---------
                                           $81,378       $64,262       $70,186
                                         =========     =========     =========
      Total Consolidated                $1,529,732    $1,403,327    $1,247,176
                                         =========     =========     =========


No single customer accounted for more than 5% of the company's sales.

INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                                  QUARTER ENDED
                                                                                  -------------
                                                                      (In thousands, except per share data)
                        2005                            March 31,        June 30,      September 30,      December 31,
                        ----                            ---------       ---------         ---------         ---------
    Net sales                                            $370,944         $396,267          $395,270          $367,251
    Gross profit                                          109,844          113,284           118,687           106,690
    Earnings before income taxes                           19,890           18,958            22,492             9,962
    Net earnings                                           13,545           12,908            15,317             7,082
    Net earnings per share - basic                            .43              .41               .48               .22
    Net earnings per share - assuming
       dilution                                               .42              .40               .47               .22

                        2004                            March 31,        June 30,      September 30,      December 31,
                        ----                            ---------       ---------         ---------         ---------
    Net sales                                            $321,343         $339,288          $349,507          $393,189
    Gross profit                                           93,379          102,124           106,076           117,013
    Earnings before income taxes                           21,041           26,698            32,614            30,019
    Net earnings                                           14,201           18,023            22,529            20,444
    Net earnings per share - basic                            .46              .58               .72               .65
    Net earnings per share - assuming
       dilution                                               .44              .56               .70               .63

INVACARE CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  (In thousands)                  COL A.          COL B.         COL C.          COL D.
                                                  ------          ------         ------          ------

                                                  Balance       Charged To                     Balance
                                               At Beginning      Cost And    Deductions         At End
                                                 Of Period       Expenses     Describe        Of Period
                                               -----------     -----------   -----------     -----------
      Year Ended December 31, 2005
      ----------------------------
      Deducted from asset accounts -

           Allowance for doubtful accounts        $15,576        $14,168       $(6,650)(A)      $23,094

           Inventory obsolescence reserve           9,532          4,378        (5,319)(B)        8,591

           Investments and related notes           29,540              -       (21,201)(D)        8,339

      Accrued warranty cost                        13,998         10,516        (8,931)(B)       15,583

      Accrued product liability                    17,045          8,780        (4,876)(C)       20,949

      Year Ended December 31, 2004
      ----------------------------
      Deducted from asset accounts -

           Allowance for doubtful accounts        $27,704        $11,222      $(23,350)(A)      $15,576

           Inventory obsolescence reserve           8,715          2,609        (1,792)(B)        9,532

           Investments and related notes           29,540              -             -           29,540
             receivable

      Accrued warranty cost                        12,688          9,287        (7,977)(B)       13,998

      Accrued product liability                    11,909          8,202        (3,066)(C)       17,045

      Year Ended December 31, 2003
      ----------------------------
      Deducted from asset accounts -

           Allowance for doubtful accounts        $32,732        $13,760      $(18,788)(A)      $27,704

           Inventory obsolescence reserve           5,337          6,623        (3,245)(B)        8,715

           Investments and related notes           29,000            540             -           29,540
             receivable

      Accrued warranty cost                        11,448          9,528        (8,288)(B)       12,688

      Accrued product liability                     8,272          8,058        (4,421)(C)       11,909

     Note (A) - Uncollectible accounts written off, net of recoveries.

     Note (B) - Amounts written off or payments incurred.

     Note (C) - Loss and loss adjustment.

     Note (D) - Elimination of allowance for investment following  consolidation of variable interest entity.