Form 10-Q
period 2006-03-31
INVACARE CORP
filed 2006-05-09
CIK 742112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2006
                               -------------------------------------------------

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

                                  (440)329-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check
One).  Large accelerated filer X  Accelerated filer __ Non-accelerated filer __

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

As of May 4, 2006, the Company had 30,749,797 Common Shares and 1,111,965 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -

                  March 31, 2006 and December 31, 2005.........................3

         Condensed Consolidated Statement of Earnings -

                  Three Months Ended March 31, 2006 and 2005...................4

         Condensed Consolidated Statement of Cash Flows -

                  Three Months Ended March 31, 2006 and 2005...................5

         Notes to Condensed Consolidated Financial

                  Statements - March 31, 2006..................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........27

Item 4.  Controls and Procedures..............................................27

Part II. OTHER INFORMATION:
---------------------------

Item 1A. Risk Factors.........................................................27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........27

Item 6.  Exhibits.............................................................28

SIGNATURES....................................................................28

Part I.  FINANCIAL INFORMATION
Item 1...         Financial Statements

                                           INVACARE CORPORATION AND SUBSIDIARIES
                                           Condensed Consolidated Balance Sheets
                                                                                        March 31,           December 31,
                                                                                             2006                   2005
                                                                                             ----                   ----
                                                                                            (unaudited)
ASSETS                                                                                              (In thousands)
------
CURRENT ASSETS
..........Cash and cash equivalents                                                       $ 11,412                $25,624
..........Marketable securities                                                                288                    252
..........Trade receivables, net                                                           284,504                287,955
..........Installment receivables, net                                                      12,094                 12,935
..........Inventories, net                                                                 181,007                176,925
..........Deferred income taxes                                                             27,027                 27,446
..........Other current assets                                                              45,976                 39,510
                                                                                          -------                -------
..........         TOTAL CURRENT ASSETS                                                    562,308                570,647

OTHER ASSETS                                                                               47,879                 47,110
OTHER INTANGIBLES                                                                         106,541                108,117
PROPERTY AND EQUIPMENT, NET                                                               172,676                176,206
GOODWILL                                                                                  723,190                720,873
                                                                                          -------                -------
..........         TOTAL ASSETS                                                         $1,612,594             $1,622,953
                                                                                       ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
..........Accounts payable                                                                $130,582               $133,106
..........Accrued expenses                                                                 106,719                106,214
..........Accrued income taxes                                                              11,339                 13,340
..........Short-term debt and current maturities of long-term obligations                   80,323                 80,228
                                                                                          -------                -------
..........         TOTAL CURRENT LIABILITIES                                               328,963                332,888

LONG-TERM DEBT                                                                            440,832                457,753

OTHER LONG-TERM OBLIGATIONS                                                                83,153                 79,624

SHAREHOLDERS' EQUITY
..........Preferred shares                                                                       -                      -
..........Common shares                                                                      7,981                  7,925
..........Class B common shares                                                                278                    278
..........Additional paid-in-capital                                                       142,933                137,245
..........Retained earnings                                                                602,835                598,025
..........Accumulated other comprehensive earnings                                          47,797                 47,480
..........Treasury shares                                                                  (42,178)               (38,265)
                                                                                          -------                -------
..........         TOTAL SHAREHOLDERS' EQUITY                                              759,646                752,688
                                                                                          -------                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $1,612,594             $1,622,953
                                                                                       ==========             ==========

See notes to condensed consolidated financial statements.

                                           INVACARE CORPORATION AND SUBSIDIARIES
                                 Condensed Consolidated Statement of Earnings - (unaudited)


                                                                                                Three Months Ended
(In thousands except per share data)                                                                 March 31,
                                                                                             2006                   2005
                                                                                          -------                -------
Net sales                                                                                $361,704               $370,944
Cost of products sold                                                                     259,901                261,100
                                                                                          -------                -------
    Gross profit                                                                          101,803                109,844

Selling, general and administrative expense                                                83,390                 83,962
Charge related to restructuring activities                                                  3,157                      -
Interest expense                                                                            8,419                  6,986
Interest income                                                                              (600)                  (994)
                                                                                          -------                -------
    Earnings before income taxes                                                            7,437                 19,890

Income taxes                                                                                2,230                  6,345
                                                                                          -------                -------
    NET EARNINGS                                                                          $ 5,207               $ 13,545
                                                                                          =======                =======
    DIVIDENDS DECLARED PER
       COMMON SHARE                                                                        0.0125                 0.0125
                                                                                          =======                =======

Net Earnings per Share - Basic                                                             $ 0.16                 $ 0.43
                                                                                          =======                =======

Weighted Average Shares Outstanding - Basic                                                31,731                 31,359
                                                                                          =======                =======

Net Earnings per Share - Assuming Dilution                                                 $ 0.16                 $ 0.42
                                                                                          =======                =======
Weighted Average Shares Outstanding -
   Assuming Dilution                                                                       32,190                 32,534
                                                                                          =======                =======

See notes to condensed consolidated financial statements.

                                           INVACARE CORPORATION AND SUBSIDIARIES
                                 Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                             2006                   2005
                                                                                          -------                -------
OPERATING ACTIVITIES                                                                             (In  thousands)
         Net earnings                                                                     $ 5,207              $  13,545
         Adjustments to reconcile net earnings to
              net cash provided (used) by operating activities:
              Depreciation and amortization                                                 9,813                 10,132
              Provision for losses on trade and installment receivables                     1,794                  1,696
              Provision for other deferred liabilities                                      1,222                    569
              Provision for deferred income taxes                                             667                  3,183
              Loss on property and equipment sales/disposals                                  269                     21
         Changes in operating assets and liabilities:
              Trade receivables                                                             2,440                  5,398
              Installment sales contracts, net                                               (253)                (1,785)
              Inventories                                                                  (4,985)               (14,988)
              Other current assets                                                          4,201                  1,911
              Accounts payable                                                             (2,091)               (11,322)
              Accrued expenses                                                             (9,854)               (11,945)
              Other deferred liabilities                                                       99                    111
                                                                                          -------                -------
                  NET CASH PROVIDED (USED) BY OPERATING
                     ACTIVITIES                                                             8,529                 (3,474)

INVESTING ACTIVITIES
         Purchases of property and equipment                                               (5,009)                (9,007)
         Proceeds from sale of property and equipment                                          33                    100
         Other long term assets                                                              (523)                   289
         Business acquisitions, net of cash acquired                                            -                 (9,252)
         Other                                                                               (159)                (1,641)
                                                                                          -------                -------
                  NET CASH USED FOR INVESTING ACTIVITIES                                   (5,658)               (19,511)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit, securitization facility and
               long-term borrowings                                                       145,155                138,634
         Payments on revolving lines of credit, long-term debt
               and capital lease obligations                                             (162,007)              (130,490)
         Proceeds from exercise of stock options                                            1,343                   (243)
         Payment of dividends                                                                (397)                  (387)
                                                                                          -------                -------
                  NET CASH (REQUIRED) PROVIDED BY FINANCING
                  ACTIVITIES                                                              (15,906)                 7,514
Effect of exchange rate changes on cash                                                    (1,177)                  (336)
                                                                                          -------                -------
Decrease in cash and cash equivalents                                                     (14,212)               (15,807)
Cash and cash equivalents at beginning of period                                           25,624                 32,567
                                                                                          -------                -------
Cash and cash equivalents at end of period                                               $ 11,412               $ 16,760
                                                                                          =======                =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                                 March 31, 2006

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2006, the results of its operations for the three months ended March 31, 2006 and 2005, respectively, and changes in its cash flows for the three months ended March 31, 2006 and 2005, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 28 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the Company's financial statements. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions are eliminated.

Reclassifications - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the period ended March 31, 2006.

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

The information by segment is as follows (in thousands):
                                                        Three Months Ended
                                                             March 31,
                                                     2006                  2005
                                                 --------              --------
   Revenues from external customers
        North America                            $249,975              $250,940
        Europe                                     95,546               102,091
        Asia/Pacific                               16,183                17,913
                                                 --------              --------
        Consolidated                             $361,704              $370,944
                                                 ========              ========
   Intersegment Revenues
        North America                             $14,085               $10,954
        Europe                                      2,769                 2,783
        Asia/Pacific                                8,026                 9,021
                                                 --------              --------
        Consolidated                              $24,880               $22,758
                                                 ========              ========
   Earnings (loss) before income taxes
        North America                              $9,170               $20,725
        Europe                                      3,692                 3,882
        Asia/Pacific                               (1,398)               (1,704)
        All Other *                                (4,027)               (3,013)
                                                 --------              --------
        Consolidated                               $7,437               $19,890
                                                 ========              ========

* Consists of unallocated corporate selling, general and administrative costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments.

Net Earnings Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.

                                                       Three Months Ended
                                                            March 31,
                                                     2006                  2005
                                                 --------              --------
                                                       (In thousands, except
                                                          per share data)
Basic
   Average common shares outstanding               31,731                31,359

   Net earnings                                    $5,207               $13,545

   Net earnings per common share                  $  0.16               $  0.43

Diluted
   Average common shares outstanding               31,731                31,359
   Stock options and awards                           459                 1,175
                                                 --------              --------
   Average common shares assuming dilution         32,190                32,534

   Net earnings                                    $5,207               $13,545

   Net earnings per common share                  $  0.16               $  0.42

At March 31, 2006 and 2005, 2,336,431 and 37,645 shares were excluded from the average common shares assuming dilution, as they were anti-dilutive. In 2006, the majority of the anti-dilutive shares were granted at an exercise price of $41.87 which was higher than the average fair market value price of $32.13 for 2006. In 2005, the majority of the anti-dilutive shares were granted at an exercise price of $47.01, which was higher than the average fair market value price of $46.11 for 2005.

Concentration of Credit Risk - The Company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers' financial condition. De Lage Landen Inc (DLL), a third party financing company, provides the majority of the lease financing to Invacare's customers. The Company's agreement with DLL agreement provides for direct leasing between DLL and the Invacare customer. The Company retains a limited recourse obligation ($44,943,000 at March 31, 2006) to DLL for events of default under the contracts (total balance outstanding of $108,448,000 at March 31, 2006). Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the Company to record a guarantee liability as it relates to the limited recourse obligation. As such, the Company has recorded a liability for this guarantee obligation. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with FASB Statement No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

Substantially all of the Company's receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the Company also has seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. In addition, reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain as well as the timing of reimbursement and, thus, affect the product mix, pricing and payment patterns of the Company's customers.

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2005 to March 31, 2006 was entirely the result of currency translation.

All of the Company's other intangible assets have definite lives and are amortized over their useful lives, except for $30,510,000 related to trademarks, which have indefinite lives.

As of March 31, 2006 and December 31, 2005, other intangibles consisted of the following (in thousands):

                                                    March 31, 2006                      December 31, 2005
                                                    --------------                      -----------------
                                            Historical        Accumulated       Historical        Accumulated
                                                  Cost       Amortization             Cost       Amortization
                                            ----------       ------------       ----------       ------------
  Customer lists                               $64,584             $9,699          $64,218             $8,270
  Trademarks                                    30,510                  -           30,246                  -
  License agreements                             7,578              5,954            7,564              5,821
  Developed technology                           6,304                597            6,260                487
  Patents                                       12,418              2,980           12,414              2,690
  Other                                          7,855              3,478            7,876              3,193
                                               -------            -------          -------            -------
                                              $129,249            $22,708         $128,578            $20,461
                                              ========            =======         ========            =======

Amortization expense related to other intangibles was $2,248,000 in the first quarter of 2006 and is estimated to be $8,925,000 in 2007, $8,649,000 in 2008,
$8,213,000 in 2009, $7,962,000 in 2010 and $7,715,000 in 2011.

Investment in Affiliated Company - FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), requires consolidation of an entity if the Company is subject to a majority of the risk of loss from the variable interest entity's (VIE) activities or is entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a VIE is known as the primary beneficiary of that entity.

The Company consolidates NeuroControl, a development stage company, which is currently pursuing FDA approval to market a product focused on the treatment of post-stroke shoulder pain in the United States. The Company owns a substantial minority equity interest in NeuroControl and is its largest secured lender. Certain of the Company's officers and directors (or their affiliates) have small minority equity ownership positions in NeuroControl. Based on the provisions of FIN 46 and the Company's analysis, the Company determined that it was the primary beneficiary of this VIE as of January 1, 2005 due to the Company board of directors' approval of additional funding in 2005. Accordingly, the Company has consolidated this investment on a prospective basis since January 1, 2005 and recorded an intangible asset for patented technology of $7,003,000. The other beneficial interest holders have no recourse against the Company.

Accounting for Stock-Based Compensation - Prior to the Company's adoption of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share Based Payment ("SFAS 123R"), the Company accounted for options under its stock-based compensation plans using the intrinsic value method proscribed in Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to
Employees, and related Interpretations. Only compensation cost related to restricted stock awards granted without cost was reflected in net income, as all other options awarded were granted at exercise prices equal to the market value of the underlying stock on the date of grant.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective application method. Under the modified prospective method, compensation cost was recognized for the three months ended March 31, 2006 for:
1) all stock-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value calculated in accordance with SFAS 123R, and 2) all stock-based payments granted prior to, but not vested as of, January 1, 2006 based upon grant-date fair value as calculated for previously presented pro forma footnote disclosures in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation.

The amounts of stock-based compensation expense recognized were as follows (in thousands):

                                                             Three Months Ended
                                                                 March 31,
                                                            2006            2005
                                                            ----            ----
Stock-based compensation expense recognized as part of
   Selling, general and administrative expense             $ 268           $ 213

The 2006 amount above reflects compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan. The 2005 amount reflects compensation expense recognized for restricted stock awards only, before SFAS 123R was adopted. Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the Company's Business Segment Note to the Consolidated Financial Statements.

Pursuant to the modified prospective application method, results for periods prior to January 1, 2006 have not been restated to reflect the effects of adopting SFAS 123R. The pro forma information below is presented for comparative purposes, as required by SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure, an amendment of FASB Statement No. 123," to illustrate the pro forma effect on net earnings and related earnings per share for the period ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for that period (in thousands):

                                                              Three Months Ended
                                                                March 31, 2005
                                                                --------------
  Net earnings, as reported                                            $ 13,545
  Add:     Stock-based compensation expense included
              in reported income, net of  tax ($75)                         138
  Deduct:  Total stock-based compensation expense
              determined  under fair value-based method                  (1,214)
              for all awards, net of tax ($653)
                                                                        -------
  Adjusted net earnings                                                $ 12,469

  Net earnings per share:
    Basic - as reported                                                  $ 0.43
    Basic - as adjusted for stock-based compensation expense             $ 0.40

    Diluted - as reported                                                $ 0.42
    Diluted - as adjusted for stock-based compensation expense           $ 0.38

Stock Incentive Plans - The 2003 Performance Plan (the "2003 Plan") allows the Compensation, Management Development and Corporate Governance Committee of the Board of Directors (the "Committee") to grant up to 2,000,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock). The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards. During the first quarter of 2006 and 2005, the Committee granted

68,700 and 51,900 non-qualified stock options for a term of ten years at the fair market value of the Company's Common Shares on the date of grant under the 2003 Plan.

Restricted stock awards of 29,322 and 21,304 shares were granted in the first quarter of 2006 and 2005, respectively, without cost to the recipients. Under the terms of the restricted stock awards, all of the shares granted vest ratably over the four years after the award date. Unearned restricted stock compensation of $916,606 for the shares granted in the first quarter of 2006 and $1,016,200 for the shares granted in the first quarter of 2005, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period. Compensation expense of $229,000 and $213,000 was recognized in the first quarters of 2006 and 2005, respectively, related to restricted stock awards granted since 2001. As of March 31, 2006, restricted stock awards totaling 88,150 were not yet vested.

On December 21, 2005, the Board of Directors of Invacare Corporation, based on the recommendation of the Committee, approved the acceleration of the vesting for all of the Company's unvested stock options, which were then underwater. The Board of Directors decided to approve the acceleration of the vesting of these stock options primarily to partially offset the recent reductions in other benefits made by the Company and to provide additional incentive to those employees critical to the Company's current cost reduction efforts.

The decision, which was effective as of December 21, 2005, accelerated the vesting for a total of 1,368,307 options on the Company's common shares; including 646,100 shares underlying options held by the Company's named executive officers. The stock options accelerated equated to 29% of the Company's total outstanding stock options. Vesting was not accelerated for the restricted awards granted under the Plans and no other modifications were made to the awards that were accelerated. The exercise prices of the accelerated options, all of which were underwater, were unchanged by the acceleration of the vesting schedules.

All of the Company's outstanding unvested options under the Plans which were accelerated, had exercise prices ranging from $30.91 to $47.80 which were greater than the Company's stock market price of $30.75 as of the effective date of the acceleration.

Stock option activity during the three months ended March 31, 2006 was as follows:

                                                       Weighted Average
                                                        Exercise Price
                                                       ----------------
  Options outstanding at January 1, 2006         4,776,162             $31.57
  Granted                                           68,700              31.66
  Exercised                                       (196,987)             24.94
  Canceled                                        (144,203)             38.77
                                                 ---------             ------
  Options outstanding at March 31, 2006          4,503,672             $31.61
                                                 =========             ======

  Options price range at March 31, 2006          $16.03 to
                                                    $47.80

  Options exercisable at March 31, 2006          4,395,270
  Options available for grant at March 31, 2006*   432,520

* Options available for grant as of March 31, 2006 reduced by net restricted stock award activity of 159,339.

The following table summarizes information about stock options outstanding at March 31, 2006:

                                           Options Outstanding                                 Options Exercisable
                           ------------------------------------------------------     --------------------------------------
                                                Weighted
                             Number              Average              Weighted              Number              Weighted
                           Outstanding          Remaining             Average             Exercisable           Average
    Exercise Prices        At 3/31/06       Contractual Life       Exercise Price         At 3/31/06         Exercise Price
    ---------------        ----------       ----------------       --------------         ----------         --------------
    $16.03 - $19.50           399,605           3.4 years              $18.53                399,605             $18.53
    $20.06 - $24.75           977,396              3.2                 $23.52                953,409             $23.52
    $25.13 - $29.85           675,001              3.1                 $25.31                675,001             $25.31
    $30.02 - $34.54           633,807              6.5                 $32.65                564,857             $32.78
    $36.10 - $39.67           693,637              7.0                 $37.26                693,637             $37.26
    $40.07 - $47.80         1,124,226              8.9                 $43.19              1,108,761             $43.19
                            ---------              ---                 ------              ---------             ------
         Total              4,503,672              5.7                 $31.61              4,395,270             $31.66

The stock options awarded provided a four-year vesting period whereby options vest equally in each year. Options granted with graded vesting are accounted for as single options.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                        2006           2005
                                                        ----           ----
     Expected dividend yield                             .67%          .67%
     Expected stock price volatility                    26.7%         26.7%
     Risk-free interest rate                            4.38%         4.38%
     Expected life (years)                               5.6           5.6

The assumed expected life used is based on the Company's historical analysis of option history. The expected volatility used is also based on actual historical volatility and expected dividend yield used is based on historical dividends as the Company has no current intention of changing its dividend policy.

The weighted-average fair value of options granted during the first quarters of 2006 and 2005 was $12.41 for each period, respectively. The plans provide that shares granted come from the Company's authorized but unissued Common Shares or treasury shares. In addition, the Plans allow participants to exchange shares for withholding taxes, which results in the Company acquiring treasury shares. The weighted-average remaining contractual life of options outstanding at March 31, 2006 and 2005 was 5.7 years for both periods, respectively. The total instrinsic value of stock awards exercised during the three months ended March 31, 2006 and 2005 were $1,578,000 and $4,173,000, respectively. As of March 31,
2006, the intrinsic value of all options outstanding was $2,477,000, while the intrinsic value of all options exercisable was $2,637,000. The exercise of stock awards in the first quarter of 2006 and 2005 resulted in cash received by the Company totaling $1,529,000 and $1,526,000 for each period, respectively and tax benefits of $559,000 and $2,237,000, respectively.

As of March 31, 2006, there was $3,212,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested shares, and includes $2,379,000 related to restricted stock awards. The Company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years.

Prior to the adoption of SFAS 123R, the Company presented all tax benefit deductions resulting from the exercise of stock options as a component of operating cash flows in the Consolidated Statement of Cash Flows. In accordance with SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options is classified as a component of financing cash flows. The impact of this change was not material in the first quarter of 2006.

Warranty Costs - Generally, the Company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The Company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the Company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the Company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the first quarter of 2006.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

   Balance as of January 1, 2006                                      $ 15,583
   Warranties provided during the period                                 1,856
   Settlements made during the period                                   (2,574)
   Changes in liability for pre-existing warranties during
       the period, including expirations                                   133
                                                                       -------
   Balance as of March 31, 2006                                       $ 14,998
                                                                       =======

Charge Related to Restructuring Activities - In the second half of 2005, the Company initiated multi-year cost reduction plans which include: global headcount reductions, transferring production to the Company's Chinese manufacturing facilities, increased sourcing of products and components in Asia, shifting resources from product development to manufacturing cost reduction activities and product rationalization, and exiting facilities.

The restructuring was necessitated by the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the Company as a result of outsourcing by competitors to lower cost locations.

To date, the Company has made substantial progress on its restructuring activities, including exiting four facilities and eliminating approximately 400 positions through March 31, 2006, including 100 positions in the first quarter of 2006. Restructuring charges of $3,453,000 were incurred in the first quarter of 2006, of which $296,000 is recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Earnings as part of operations. The restructuring charges included charges of $2,831,000 in North America, $338,000 in Europe and $284,000 in Asia/Pacific. Of the total charge incurred to date, $1,691,000; $718,000 and $212,000 remains unpaid as of March 31, 2006 for each of the segments respectively. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the Company expects to utilize the accruals recorded through March 31, 2006 during 2006.

A progression of the accruals recorded as a result of the restructuring is as follows (in thousands):

                                               Balance at                                          Balance at
                                                 12/31/05          Accruals          Payments         3/31/06
                                               ----------          --------          --------      ----------
Severance                                         $ 3,104         $  2,102           $ 2,674          $ 2,532
Contract terminations                                 165              739               904                -
Product line discontinuance                             -              606               606                -
Other                                                  83                6                 -               89
                                                   ------           ------            ------           ------
     Total                                        $ 3,352          $ 3,453           $ 4,184          $ 2,621
                                                   ======           ======            ======           ======

The severance incurred in the period resulted from the reduction of 100 positions. Additional severance will be incurred for the remaining reduction of 200 more positions in 2006 and another 300 positions thereafter.

With additional actions in 2006, the Company anticipates recognizing additional charges of $4,314,000 and approximately $8 million for the year pre-tax. In addition, the Company continues to further refine its global manufacturing and distribution strategy. Execution of these cost reduction actions has begun.

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):
                                                          Three Months Ended
                                                               March 31,
                                                          2006            2005
                                                        ------          ------
  Net earnings                                         $ 5,207         $13,545
  Foreign currency translation loss                       (788)         (3,325)
  Unrealized gain on available for sale securities          22              52
  Current period unrealized gain on cash flow hedges     1,083             573
                                                        ------          ------
  Total comprehensive earnings                        $  5,524         $10,845
                                                        ======          ======

Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):

                                                      March 31,    December 31,
                                                          2006            2005
                                                       -------         -------
       Raw materials                                  $ 56,262         $59,888
       Work in process                                  20,336          16,700
       Finished goods                                  104,409         100,337
                                                       -------         -------
                                                      $181,007        $176,925
                                                       =======         =======

Property and Equipment - Property and equipment consist of the following (in thousands):

                                                March 31,           December 31,
                                                    2006                   2005
                                                 -------                -------
       Machinery and equipment                  $255,561               $252,545
       Land, buildings and improvements           84,471                 84,031
       Furniture and fixtures                     26,966                 28,788
       Leasehold improvements                     14,908                 15,194
                                                 -------                -------
                                                 381,906                380,558
       Less allowance for depreciation          (209,230)              (204,352)
                                                 -------                -------
                                                $172,676               $176,206
                                                ========               ========

Financing Arrangements - On March 31, 2006, the Company and the other parties to its $500 million Credit Agreement dated as of January 12, 2005, entered into certain amendments to the Agreement which among other things: (i) amended the definitions of Adjusted EBITDA and EBIT under the Credit Agreement to clarify the treatment of restructuring costs under the Credit Agreement, and (ii) amended the definition of Consolidated Interest Expense under the Credit Agreement to exclude any interest accrued under any Trade Receivables
Securitization Transaction permitted pursuant to Section 5.2(n) of the Credit Agreement.

On April 27, 2006, the Company consummated a new Senior Notes offering for $150 million at a fixed rate of 6.15% due April 27, 2016. The proceeds were used to reduce debt outstanding under the Company's $500 million revolving credit facility.

Acquisitions - In the first quarter of 2006, the Company made no acquisitions. On September 9, 2004, the Company acquired 100% of the shares of WP Domus GmbH (Domus), a European-based holding Company that manufactures several complementary product lines to Invacare's product lines, including power add-on products, bath lifts and walking aids, from WP Domus LLC. Domus has three divisions: Alber, Aquatec and Dolomite. The Company recorded accruals of $5,954,000 in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" of which $3,946,000 is outstanding as of March 31, 2006. A progression of the accruals balances for the quarter is as follows (in thousands):

                                       Balance at      Additional                                        Balance at
                                        12/31/05        Accruals        Adjustments       Payments         3/31/06
                                        --------        --------        -----------       --------         -------
Severance                               $ 3,049          $    -            $  (94)         $    -          $ 2,955
Sales agency terminations                     -               -                 -               -                -
Exit of product lines                       897               -               (28)              -              869
                                        -------         -------           -------         -------          -------
     Total                              $ 3,946          $    -            $ (122)         $    -          $ 3,824
                                        =======         =======           =======         =======          =======

Adjustments above represent the impact of currency translation. The Company anticipates all of the remaining reserves to be utilized in 2006.

Income Taxes - The Company had an effective tax rate of 30.0% for the three month period ended March 31, 2006 compared with 31.9% for the same period a year ago. The effective tax rate declined due to a change in estimate in the mix of earnings and permanent deductions. The Company's effective tax rate is lower than the U.S. federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the U.S. federal statutory rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K as furnished to the Securities and Exchange Commission on April 27, 2006.

OUTLOOK

Reimbursement uncertainties continue to negatively impact the core North American businesses. The Centers for Medicare and Medicaid Services (CMS) has recently released new guidelines on power wheelchair eligibility, effective June 5, 2006. The guidelines affirm the need for face-to-face physician examinations, with required documentation provided by the physician to equipment providers within 45 days thereafter. However, there is still uncertainty regarding CMS' finalization of new reimbursement codes and a determination of reimbursement levels. Separately, there is no further progress in determining the level of reimbursement for ongoing service of oxygen products as part of the recently enacted 36 month capped rental period. Adding to the uncertainty is the suggestion that President Bush's 2007 budget proposal will address possible further reductions in the capped rental period for oxygen therapy.

As a result of these reimbursement issues, along with increasing volumes of low-cost Asian product, the Company is reducing its estimated net sales increase for 2006 to between 1% and 3% from its prior guidance of an increase between 4% and 6%. The new net sales guidance excludes any impact from foreign currency and acquisitions. The Company is reaffirming its earlier earnings per share guidance of between $2.00 and $2.10, excluding restructuring charges and the impact of any new acquisitions in 2006. The second quarter results are expected to be somewhat improved sequentially over the first quarter with the bulk of the improvement in the second half of the year as a result of the following variables (listed from highest to lowest in impact):

     >> Manufacturing cost reduction activities including headcount reductions, transferring production to China, and engineered product cost reductions.
     >> Normal seasonal increase in International businesses in the second half of the year.
     >> Continued soft sales in the U.S. adjusted for scheduled new product introductions and normal fourth quarter 2006 revenues as compared to the abnormally low fourth quarter 2005 revenues due to the enterprise resource planning (ERP) implementation.

This earnings per share range includes the impact from the stock option accounting Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment ("SFAS 123R") issued by the Financial Accounting Standards Board. The impact of SFAS 123R on earnings per share for 2006 is estimated to be $0.05.

The Company anticipates operating cash flows of between $102 million and $112 million and net purchases of property plant and equipment of approximately $32 million, in line with previous guidance.

The Company expects the challenges from Medicare reimbursement and further pricing pressures from low-cost Asian imports to continue and accordingly is focused on cost reduction as its top priority, including:

     >> Execution of the previously communicated multi-year plan to reduce global manufacturing and distribution costs by $30 million annually by 2008.
     >> Transferring additional manufacturing to China and increasing the Asian sourcing of products. The Company expects the total cost of products coming from Asia to approximate $200 million in 2006 versus 2005 levels of approximately $140 million. The Company continues to achieve approximately 20% savings from these transfers.
     >> Continue to cost reduce the design and engineering of the Company's products to address the reimbursement and pricing realities.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 2006 were $361,704,000, compared to $370,944,000 for the same period a year ago, representing a 2% decrease. Acquisitions added two percentage points to the net sales for the quarter and this was offset by a two percentage point decrease resulting from foreign currency translation. Excluding the impact of foreign currency translation and acquisitions, the net sales decline was driven primarily by Medicare reimbursement pressures and uncertainties, continuing price reductions driven by low-cost Asian product, and to the residual impact of the fourth quarter ERP implementation that adversely affected high-margin products such as custom power and custom manual wheelchairs.

North American Operations

North American net sales decreased by less than one percent for the quarter to $249,975,000 as compared $250,940,000 for the same period a year ago with foreign currency accounting for a 1% increase and acquisitions contributing an additional 1%. These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products.

The decrease for the quarter was principally due to net sales decreases in Standard products (7%) and Respiratory products (5%), which were partially offset by increases in Rehab products (5%), Distributed products (4%) and Continuing Care products (3%).

The Standard products net sales decline in the quarter was due to a particular weakness in manual wheelchairs and patient aids (canes, walkers, crutches) primarily due to continuing low-cost Asian imports driving further price reductions.

The Respiratory net sales decline in the quarter was due to a decline in the HomeFillTM oxygen system product line, which offset strong sales of oxygen concentrators. The HomeFillTM decline was attributable to significantly reduced purchases from National Providers in this year's first quarter versus last year, which offset increased sales of 3% to small providers and independents. Recently announced reimbursement changes and further proposed changes in President Bush's fiscal 2007 budget have created uncertainty and negatively impacted the Homefill revenues by causing providers to reduce capital investment in this new technology.

Rehab product sales adjusted for acquisitions declined less than one percent. Rehab equipment revenues, adjusted for acquisitions declined 2% as the result of Medicare eligibility issues and related reimbursement pressures. Sales of consumer power wheelchairs were down 1% versus last year's first quarter. Customer power wheelchairs and custom manual wheelchairs were down 6% and 8%, respectively, as we continued to rebuild the order pipeline adversely impacted by the ERP implementation in the fourth quarter.

European Operations

European net sales decreased 6% for the quarter to $95,546,000 as compared to $102,091,000 for the same period a year ago with acquisitions and foreign currency translation accounting for a 3% increase and a 9% decrease in the net sales, respectively. The Company continues to experience some weakness in our German business in the Invacare wheelchair product lines due to reimbursement pressures, but saw strong performance in a number of other countries.

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

Asia/Pacific net sales decreased 10% in the quarter to $16,183,000 from $17,913,000 in the same period last year. Foreign currency accounted for seven percentage points of the net sales decline, while acquisitions contributed two percentage points for the quarter. Performance in this region continues to be negatively impacted by U.S. reimbursement uncertainty in the consumer power wheelchair market, resulting in decreased sales of microprocessor controllers.

GROSS PROFIT

Gross profit as a percentage of net sales for the three-month period ended March 31, 2006 was 28.1% compared to 29.6% in the same period last year. The decline for the period is primarily due to a change in sales mix towards lower margin products, continued price reductions on standard products in North America, and increases in freight costs, largely due to fuel surcharges driven by the high price of oil, compared to the first three months of last year. The increase in freight costs was partially offset by freight auctions and modifications to the Company's freight policy, which were implemented in the third quarter of 2005. In Europe, gross margin improved as a percentage of net sales by 1.7 percentage points compared to the first quarter of last year, primarily due to lower freight and R&D costs and continued cost reductions, while gross margin in Asia/Pacific declined by .4 percentage points for the same period due to unfavorable product mix.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expense as a percentage of net sales for the three months ended March 31, 2006 was 23.1% compared to 22.6% in the same period a year ago. The dollar decrease was $572,000 or less than one percent for the quarter. Acquisitions increased these expenses by $1,516,000 in the quarter, while foreign currency translation decreased these expenses by $2,472,000 in the quarter. Excluding the impact of foreign currency translation and acquisitions, selling, general and administrative expense increased $384,000 or less than one percent for the quarter compared to the same period a year ago, primarily due to higher administrative costs.

North American SG&A cost increased $2,926,000 or 5.7% for the quarter compared to the same period a year ago. Acquisitions accounted for 1.9% of the increase while foreign currency translation accounted for less than 1% of the increase.

European SG&A cost decreased $2,772,000 or 9.6% for the quarter compared to the same period a year ago. For the quarter, acquisitions caused SG&A expense to increase by $399,000 or 1.4% while foreign currency translation decreased SG&A expense by $2,492,000 or 8.7%. The decrease in spending for the quarter, excluding acquisition and foreign currency translation, was primarily attributable to efforts to bring spending in line with lower than planned sales.

Asia/Pacific SG&A cost decreased $726,000 or 17.4% for the first quarter of the year compared to the same period a year ago. Foreign currency translation decreased SG&A expense by $224,000 or 5.4% while acquisitions added $158,000 or 3.8% in increased expenses. The decrease in spending, excluding acquisition and foreign currency translation, was primarily attributable to foreign currency transactions.

CHARGE RELATED TO RESTRUCTURING ACTIVITIES

On July 28, 2005, the Company announced cost reductions and profit improvement actions, which included: reducing global headcount, outsourcing improvements utilizing the Company's China manufacturing capability and third parties, shifting substantial resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy, general expense reductions, and exiting four facilities.

To date, the Company has made substantial progress on its restructuring activities, including exiting four facilities and eliminating approximately 400 positions through March 31, 2006, including 100 positions in the first quarter of 2006. Restructuring charges of $3,453,000 were incurred in the first quarter of 2006, of which $296,000 is recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Earnings as part of operations. The restructuring charge for the quarter included charges of $2,831,000 in North America, $338,000 in Europe and $284,000 in Asia/Pacific. Of the total charge incurred to date, $1,691,000; $718,000 and $212,000 remains unpaid as of March 31, 2006 for North America, Europe and Asia/Pacific, respectively. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the Company expects to utilize the accruals outstanding at March 31, 2006 during 2006.

With additional actions, the Company anticipates recognizing an additional charge of approximately $4-5 million for the remaining quarters of 2006. For 2006, the Company anticipates recognizing restructuring charges of approximately $8 million for the year pre-tax. These actions are expected to result in annualized pre-tax savings of at least $8 million. In addition, the Company continues to further refine its global manufacturing and distribution strategy, which is expected to result in additional annualized pre-tax savings of up to $30 million annually once all plans have been executed. These plans would lead to cumulative pre-tax restructuring charges estimated at $42 million. The Company expects a global reduction of at least 600 positions and to exit a number of its manufacturing operations worldwide.

INTEREST

Interest expense increased by $1,433,000 for first three months of 2006, compared to the same period last year, primarily due to higher average borrowing rates. Interest income decreased $394,000 for the first compared to the same periods last year, primarily due to extended financing terms provided to our customers.

INCOME TAXES

The Company had an effective tax rate of 30.0% for the three-month period ended March 31, 2006 compared with 31.9% for the same period a year ago. The effective tax rate declined due to a change in estimate in the mix of earnings and permanent deductions. The Company's effective tax rate is lower than the U.S. federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the U.S. federal statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's reported level of debt decreased by $16,826,000 from December 31, 2005 to $521,155,000 at March 31, 2006, as cash generated from operations was used to pay down debt. The Company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its bank lines of credit and working capital management.

On March 31, 2006, the Company and the other parties to its $500 million Credit Agreement dated as of January 12, 2005, entered into certain amendments to the Agreement which among other things: (i) amended the definitions of Adjusted EBITDA and EBIT under the Credit Agreement to clarify the treatment of restructuring costs under the Credit Agreement, and (ii) amended the definition of Consolidated Interest Expense under the Credit Agreement to exclude any interest accrued under any Trade Receivables Securitization Transaction permitted pursuant to Section 5.2(n) of the Credit Agreement.

As of March 31, 2006, the Company had approximately $251,141,000 available under its lines of credit, excluding debt covenant restrictions. The Company's borrowing arrangements contain covenants, with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the Company's bank agreements and agreement with its note holders. As of March 31, 2006, the

Company was in compliance with all covenant requirements. Under the most restrictive covenant of the Company's borrowing arrangements, the Company has the capacity to borrow up to an additional $35,400,000 as of March 31, 2006.

On April 27, 2006, the Company consummated a new Senior Notes offering for $150,000,000 at 6.15% due April 27, 2016. The proceeds were used to reduce debt outstanding under the Company's revolving credit facility and increased the Company's fixed rate debt to approximately 40% of the total debt outstanding.

CAPITAL EXPENDITURES

The Company had no individually material capital expenditure commitments outstanding as of March 31, 2006. The Company estimates that capital investments for 2006 could approximate up to $32,000,000 as compared to $31,517,000 in 2005. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $8,529,000 for the first three months of 2006 compared to cash used by operating activities of $3,474,000 in the first three months of 2005. The increase in operating cash flows for the first quarter of 2006 compared to the same period a year ago was primarily the result of better working capital management as inventory levels were lower, while payables and accruals were less of a drain on cash.

Cash used for investing activities was $5,658,000 for the first three months of 2006 compared to $19,511,000 in the first three months of 2005. The decrease in cash used for investing is attributable to the higher level of acquisitions incurred in the first quarter of 2005 compared to the first quarter of 2006 and reduced purchases of property and equipment in the first quarter of 2006 compared to the first quarter of 2005.

Cash required by financing activities was $15,906,000 for the first three months of 2006 compared to cash provided of $7,514,000 in the first three months of 2005. Financing activities for the first quarter of 2006 were impacted by a decrease in the Company's net long-term borrowings of $16,852,000 as operating cash flows were used to decrease borrowings compared to the same period a year ago in which the Company's borrowings increased as a result of acquisitions.

The effect of foreign currency translation and acquisitions may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

During the first quarter of 2006, the Company generated free cash flow of $3,553,000 compared to negative free cash flow of $12,381,000 in the first quarter of 2005. The increase was primarily attributable to reduced inventory levels and close management of payments to vendors. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities less net purchases of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including acquisitions, etc.). The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

                                                             Three Months Ended
                                                                 March 31,
                                                            2006           2005
                                                         -------        -------
  Net cash provided (used) by operating activities       $ 8,529        $(3,474)
  Less:  Purchases of property and equipment - net        (4,976)        (8,907)
                                                         -------        -------
  Free Cash Flow                                         $ 3,553       $(12,381)
                                                         =======        =======

DIVIDEND POLICY

On February 9, 2006, the Company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of April 3, 2006, which was paid on April 11, 2006. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Revenue Recognition
-------------------
Invacare's revenues are recognized when products are shipped to unaffiliated customers. The SEC's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," as updated by SAB No. 104, provides guidance on the application of generally accepted accounting principles (GAAP) to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with GAAP and SAB No. 101.

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

Product sales that give rise to installment receivables are recorded at the time of sale when the risks and rewards of ownership are transferred. DLL, a third party financing Company, provides the majority of the lease financing to Invacare customers. As such, interest income is recognized based on the terms of the installment agreements. Installment accounts are monitored and if a customer defaults on payments, interest income is no longer recognized. All installment accounts are accounted for using the same methodology, regardless of duration of the installment agreements.

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

Accounting for Stock-Based Compensation
---------------------------------------
Prior to January 1, 2006, the Company accounted for options under its stock-based compensation plans using the intrinsic value method proscribed in Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective application method. Under the modified prospective method, compensation cost was recognized for the three months ended March 31, 2006 for: 1) all stock-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value calculated in accordance with SFAS 123R, and 2) all stock-based payments granted prior to, but not vested as of, January 1, 2006 based upon grant-date fair value previously calculated for previously presented pro forma footnote disclosures in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation. Results for periods prior to January 1, 2006 have not been restated.

On December 21, 2005, the Board of Directors of Invacare Corporation, based on the recommendation of the Compensation, Management Development and Corporate Governance Committee (the "Committee"), approved the acceleration of the vesting for substantially all of the Company's unvested stock options, which were then underwater. The Board of Directors decided to approve the acceleration of the vesting of the these stock options primarily to partially offset the recent reductions in other benefits made by the Company and to provide additional incentive to those employees critical to the Company's current cost reduction efforts.

The decision, which was effective as of December 21, 2005, accelerated the vesting for a total of 1,368,307 options on the Company's common shares; including 646,100 shares underlying options held by the Company's named executive officers. The stock options accelerated equated to 29% of the Company's total outstanding stock options. Vesting was not accelerated for the restricted awards granted under the Plans and no other modifications were made to the awards that were accelerated. The exercise prices of the accelerated options, all of which were underwater, were unchanged by the acceleration of the vesting schedules.

All of the Company's outstanding unvested options under the Plans which were accelerated, had exercise prices ranging from $30.91 to $47.80 which were greater than the Company's stock market price of $30.75 as of the effective date of the acceleration.

Upon adoption of SFAS 123R, the Company did not make any other modifications to the terms of any previously granted options. However, the terms of new awards granted have been modified so that the vesting periods are deemed to be substantive for those who may be retiree eligible. No changes were made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the Company continues to use a Black-Scholes valuation model. As of March 31, 2006, there was $1,750,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested shares, and includes
$917,000 related to restricted stock awards. The Company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years. The impact on earnings per share for 2006 is estimated to be $0.05.

The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant; thus, no compensation was reflected in the Consolidated Statement of Earnings for these options prior to January 1, 2006. However, restricted stock awards have granted without cost to the recipients were and continue to be expensed on a straight-line basis over the vesting periods.

Income Taxes
------------
As part of the process of preparing its financial statements, the Company is required to estimate income taxes in various jurisdictions. The process requires estimating the Company's current tax exposure, including assessing the risks associated with tax audits, as well as estimating temporary differences due to the different treatment of items for tax and accounting policies. The temporary differences are reported as deferred tax assets and or liabilities. The Company also must estimate the likelihood that its deferred tax assets will be recovered from future taxable income and whether or not valuation allowances should be established. In the event that actual results differ from its estimates, the Company's provision for income taxes could be materially impacted.

The  Company  does not  believe  that  there is a  substantial  likelihood  that
materially   different  amounts  would  be  reported  related  to  its  critical accounting policies.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest rate swap agreements to mitigate its current and future exposure to interest rate fluctuations. Based on the Company's March 31, 2006 debt levels, a 1.0% change in interest rates would impact interest expense by approximately $4,500,000 over the next twelve months. Additionally, the Company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company's financial condition or results of operations.

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

Item 4. Controls and Procedures.

As of March 31, 2006, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-159e)). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006, in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for this fiscal year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information with respect to repurchases of common shares made by the Company during the three months ended March 31, 2006. All of the repurchased shares were surrendered to the Company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the Company's 2003 Performance Plan.


                              Total Number       Average      Total Number of Shares         Maximum Number
                                   of             Price        Purchased as Part of      of Shares That May Yet
                                 Shares           Paid          Publicly Announced         Be Purchased Under
  Period                       Purchased        Per Share       Plans or Programs        the Plans or Programs
  ---------------------       -----------       ---------     ----------------------     ---------------------
  1/1/2006-1/31/2006 (1)             687        $  31.65                  -                         $ -

  2/1/2006-2/28/2006 (1)          12,778        $  33.38                  -                           -

  3/1/2006-3/31/2006                   -               -                  -                           -
                                  ------          ------             ------                      ------
  Total                           13,465        $  33.29                  -                         $ -
                                  ======          ======             ======                      ======

(1) Represents common shares surrendered to the Company for tax withholding purposes in conjunction with the vesting of restricted shares under the Company's 2003 Performance Plan.

Item 6.           Exhibits.

                  Exhibits:
                  Official Exhibit No.

                       31.1 Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
                       31.1 Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
                       32.1    Certification of the Chief Executive
                               Officer pursuant to 18 U.S.C. Section
                               1350, as adopted pursuant to Section
                               906 of the Sarbanes-Oxley Act of 2002
                               (furnished herewith).
                       32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).







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

Date:  May 9, 2006