Form 10-Q
period 2006-06-30
INVACARE CORP
filed 2006-08-08
CIK 742112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2006
                               -------------------------------------------------

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

                              Invacare Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                            95-2680965
-------------------------------                  -------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

One Invacare Way, P.O. Box 4028, Elyria, Ohio                           44036
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (440)329-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer   X  Accelerated filer     Non-accelerated filer
                        -----                  ----                      -----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No X
                                    ----   ----

As of August 4, 2006, the Company had 30,765,000 Common Shares and 1,111,565 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -

                  June 30, 2006 and December 31, 2005..........................3

         Condensed Consolidated Statement of Earnings -

                  Three Months and Six Months Ended June 30, 2006 and 2005.....4

         Condensed Consolidated Statement of Cash Flows -

                  Six Months Ended June 30, 2006 and 2005......................5

         Notes to Condensed Consolidated Financial

                  Statements - June 30, 2006...................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........29

Item 4.  Controls and Procedures..............................................29

Part II.  OTHER INFORMATION:
---------------------------

Item 1A.  Risk Factors........................................................29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........30

Item 4.  Submission of Matters to a Vote of Security Holders..................30

Item 6.  Exhibits.............................................................31

SIGNATURES....................................................................31

Part I.  FINANCIAL INFORMATION
Item 1...         Financial Statements

                                        INVACARE CORPORATION AND SUBSIDIARIES
                                        Condensed Consolidated Balance Sheets
                                                                                         June 30,           December 31,
                                                                                             2006                   2005
                                                                                             ----                   ----
                                                                                       (unaudited)
ASSETS                                                                                           (In thousands)
------
CURRENT ASSETS
..........Cash and cash equivalents                                                          $ 734                $25,624
..........Marketable securities                                                                196                    252
..........Trade receivables, net                                                           277,186                287,955
..........Installment receivables, net                                                      13,493                 12,935
..........Inventories, net                                                                 189,494                176,925
..........Deferred income taxes                                                             27,006                 27,446
..........Other current assets                                                              65,390                 63,329
                                                                                          -------                -------
..........         TOTAL CURRENT ASSETS                                                    573,499                594,466

OTHER ASSETS                                                                               59,196                 47,110
OTHER INTANGIBLES                                                                         110,718                108,117
PROPERTY AND EQUIPMENT, NET                                                               175,554                176,206
GOODWILL                                                                                  757,889                720,873
                                                                                          -------                -------
..........         TOTAL ASSETS                                                         $1,676,856             $1,646,772
                                                                                        =========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
..........Accounts payable                                                                $148,393               $133,106
..........Accrued expenses                                                                 126,589                130,033
..........Accrued income taxes                                                               7,861                 13,340
..........Short-term debt and current maturities of long-term obligations                   76,015                 80,228
                                                                                          -------                -------
..........         TOTAL CURRENT LIABILITIES                                               358,858                356,707

LONG-TERM DEBT                                                                            423,897                457,753

OTHER LONG-TERM OBLIGATIONS                                                                88,461                 79,624

SHAREHOLDERS' EQUITY
..........Preferred shares                                                                       -                      -
..........Common shares                                                                      7,988                  7,925
..........Class B common shares                                                                278                    278
..........Additional paid-in-capital                                                       144,249                137,245
..........Retained earnings                                                                607,390                598,025
..........Accumulated other comprehensive earnings                                          88,306                 47,480
..........Treasury shares                                                                  (42,571)               (38,265)
                                                                                          -------                -------
..........         TOTAL SHAREHOLDERS' EQUITY                                              805,640                752,688
                                                                                          -------                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $1,676,856             $1,646,772
                                                                                       ==========             ==========

See notes to condensed consolidated financial statements.


                                          INVACARE CORPORATION AND SUBSIDIARIES
                                Condensed Consolidated Statement of Earnings - (unaudited)


                                                                    Three Months Ended                 Six Months Ended
(In thousands except per share data)                                     June 30,                          June 30,
                                                                   2006             2005             2006             2005
                                                          ----------------------------------------------------------------
Net sales                                                      $371,764         $396,267         $733,468         $767,211
Cost of products sold                                           265,728          282,983          525,629          544,083
                                                                -------          -------          -------          -------
    Gross profit                                                106,036          113,284          207,839          223,128
Selling, general and administrative expense                      88,151           88,352          171,541          172,314
Charge related to restructuring activities                        2,840                -            5,997                -
Interest expense                                                  8,913            6,785           17,332           13,771
Interest income                                                    (716)            (811)          (1,316)          (1,805)
                                                                -------          -------          -------          -------
    Earnings before Income Taxes                                  6,848           18,958           14,285           38,848
Income taxes                                                      1,895            6,050            4,125           12,395
                                                                -------          -------          -------          -------
    NET EARNINGS                                                $ 4,953         $ 12,908         $ 10,160         $ 26,453
                                                                =======          =======          =======          =======
    DIVIDENDS DECLARED PER
       COMMON SHARE                                               .0125            .0125            .0250            .0250
                                                                =======          =======          =======          =======

Net Earnings per Share - Basic                                   $ 0.16           $ 0.41           $ 0.32           $ 0.84
                                                                =======          =======          =======          =======
Weighted Average Shares Outstanding - Basic                      31,789           31,553           31,760           31,456
                                                                =======          =======          =======          =======
Net Earnings per Share - Assuming Dilution                       $ 0.15           $ 0.40           $ 0.32           $ 0.81
                                                                =======          =======          =======          =======
Weighted Average Shares Outstanding -
   Assuming Dilution                                             32,113           32,530           32,155           32,533
                                                                =======          =======          =======          =======


See notes to condensed consolidated financial statements.

                                           INVACARE CORPORATION AND SUBSIDIARIES
                                  Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                                        Six Months Ended
                                                                                                             June 30,
                                                                                                       2006           2005
                                                                                                       ----           ----
OPERATING ACTIVITIES                                                                                     (In  thousands)
         Net earnings                                                                              $ 10,160      $  26,453
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                          19,096         19,877
              Provision for losses on trade and installment receivables                               4,224          6,027
              Provision for other deferred liabilities                                                4,286          1,390
              Provision for deferred income taxes                                                     1,790          4,559
              Loss on disposals of property and equipment                                               558            320
         Changes in operating assets and liabilities:
              Trade receivables                                                                       3,591           (691)
              Installment sales contracts, net                                                       (2,569)        (3,687)
              Inventories                                                                            (9,632)       (17,062)
              Other current assets                                                                     (992)         6,591
              Accounts payable                                                                        6,239           (450)
              Accrued expenses                                                                      (10,909)       (14,386)
              Other deferred liabilities                                                             (1,029)           570
                                                                                                    -------        -------
                   NET CASH PROVIDED BY OPERATING  ACTIVITIES                                        24,813         29,511

INVESTING ACTIVITIES
         Purchases of property and equipment                                                         (9,789)       (15,809)
         Proceeds from sale of property and equipment                                                    63          4,937
         Other long term assets                                                                          62             (2)
         Business acquisitions, net of cash acquired                                                      -        (58,216)
         Other                                                                                         (912)        (3,237)
                                                                                                    -------        -------
                  NET CASH USED FOR INVESTING ACTIVITIES                                            (10,576)       (72,327)

FINANCING ACTIVITIES
         Proceeds from revolving lines of credit, securitization facility and
               long-term borrowings                                                                 430,840        295,695
         Payments on revolving lines of credit, securitization facility and
               long-term debt and capital lease obligations                                        (468,507)      (279,814)
         Proceeds from exercise of stock options                                                      1,835          1,202
         Payment of dividends                                                                          (795)          (787)
                                                                                                    -------        -------
                  NET CASH (REQUIRED) PROVIDED BY FINANCING ACTIVITIES                              (36,627)        16,296
Effect of exchange rate changes on cash                                                              (2,500)           343
                                                                                                    -------        -------
Decrease in cash and cash equivalents                                                               (24,890)       (26,177)
Cash and cash equivalents at beginning of period                                                     25,624         32,567
                                                                                                    -------        -------
Cash and cash equivalents at end of period                                                         $    734       $  6,390
                                                                                                    =======        =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                                  June 30, 2006

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2006, the results of its operations for the three months and six months ended June 30, 2006 and 2005, respectively, and changes in its cash flows for the six months ended June 30, 2006 and 2005, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter-end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the Company's financial statements. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions are eliminated.

Reclassifications - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the period ended June 30, 2006.

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

The North America segment sells each of the Company's five primary product lines, which include: standard, rehab, distributed, respiratory, and continuing care products. Europe and Asia/Pacific sell the same product lines, with the exception of distributed products. Each business segment sells to the home health care, retail and extended care markets.

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

The information by segment is as follows (in thousands):

                                                                     Three Months Ended                 Six Months Ended
                                                                         June 30,                           June 30,
                                                                   2006              2005             2006             2005
                                                                -------           -------          -------          -------
   Revenues from external customers
        North America                                          $250,106          $263,328         $500,081         $514,268
        Europe                                                  104,687           110,331          200,233          212,422
        Asia/Pacific                                             16,971            22,608           33,154           40,521
                                                                -------           -------          -------          -------
        Consolidated                                           $371,764          $396,267         $733,468         $767,211
                                                                =======           =======          =======          =======
   Intersegment Revenues
        North America                                           $11,804           $13,180          $25,889          $24,134
        Europe                                                    2,906             4,266            5,675            7,049
        Asia/Pacific                                              9,256             9,228           17,282           18,249
                                                                -------           -------          -------          -------
        Consolidated                                            $23,966           $26,674          $48,846          $49,432
                                                                =======           =======          =======          =======
   Charge related to restructuring before income
   taxes
        North America                                           $ 2,034           $     -          $ 4,865          $     -
        Europe                                                    1,100                 -            1,438                -
        Asia/Pacific                                                482                 -              766                -
                                                                -------           -------          -------          -------
        Consolidated                                            $ 3,616           $     -          $ 7,069          $     -
                                                                =======           =======          =======          =======
   Earnings (loss) before income taxes
        North America                                           $ 8,589           $19,779          $17,759          $40,504
        Europe                                                    5,941             7,359            9,633           11,241
        Asia/Pacific                                             (1,967)           (1,827)          (3,365)          (3,531)
        All Other *                                              (5,715)           (6,353)          (9,742)          (9,366)
                                                                -------           -------          -------          -------
        Consolidated                                            $ 6,848           $18,958          $14,285          $38,848
                                                                =======           =======          =======          =======

* Consists of unallocated corporate selling, general and administrative costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments.

Net Earnings Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.

                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30,                           June 30,
                                                                   2006             2005              2006             2005
                                                                -------           -------          -------          -------
                                                                           (In thousands, except per share data)
Basic
   Average common shares outstanding                             31,789           31,553            31,760           31,456

   Net earnings                                                  $4,953          $12,908           $10,160          $26,453

   Net earnings per common share                                 $  .16          $   .41            $  .32           $  .84

Diluted
   Average common shares outstanding                             31,789           31,553            31,760           31,456
   Stock options and awards                                         324              977               395            1,077
                                                                -------          -------           -------          -------
   Average common shares assuming dilution                       32,113           32,530            32,155           32,533

   Net earnings                                                 $ 4,953          $12,908           $10,160          $26,453

   Net earnings per common share                                $   .15          $   .40            $  .32           $  .81

At June 30, 2006, 2,452,771 and 2,467,175 shares were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2006, respectively, as they were anti-dilutive. For the three and six months ended June 30, 2006, the majority of the anti-dilutive shares were granted at an exercise price of $41.87 which was higher than the average fair market value prices of $28.80 and $30.46, respectively. At June 30, 2005, 400,812 and 50,023 shares were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2005, respectively, as they were anti-dilutive. For the three and six months ended June 30, 2005, the majority of the anti-dilutive shares were granted at exercise prices of $44.30 and $47.35, respectively, which was higher than the average fair market value prices of $44.01 and $45.05, respectively.

Concentration of Credit Risk - The Company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers' financial condition. De Lage Landen Inc (DLL), a third party financing company, provides the majority of the lease financing to Invacare's customers. The Company's agreement with DLL provides for direct leasing between DLL and the Invacare customer. The Company retains a limited recourse obligation ($44,504,000 at June 30, 2006) to DLL for events of default under the contracts (total balance outstanding of $108,145,000 at June 30, 2006). Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the Company to record a guarantee liability as it relates to the limited recourse obligation. As such, the Company has recorded a liability for this guarantee obligation. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with FASB Statement No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

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

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2005 to June 30, 2006 was entirely the result of currency translation.

All of the Company's other intangible assets have definite lives and are amortized over their useful lives, except for $32,538,000 related to trademarks, which have indefinite lives.

As of June 30, 2006 and December 31, 2005, other intangibles consisted of the following (in thousands):

                                                    June 30, 2006                     December 31, 2005
                                                    -------------                     -----------------
                                            Historical        Accumulated         Historical        Accumulated
                                                  Cost       Amortization               Cost       Amortization
                                            ----------       ------------         ----------       ------------
  Customer lists                               $67,831            $11,212            $64,218             $8,270
  Trademarks                                    32,538                  -             30,246                  -
  License agreements                             8,105              6,100              7,564              5,821
  Developed technology                           6,658                710              6,260                487
  Patents                                       12,695              3,274             12,414              2,690
  Other                                          7,909              3,722              7,876              3,193
                                               -------            -------            -------            -------
                                              $135,736            $25,018           $128,578            $20,461
                                               =======            =======            =======            =======

Amortization expense related to other intangibles was $4,559,000 in the first half of 2006 and is estimated to be $8,912,000 in 2007, $8,487,000 in 2008,
$8,272,000 in 2009, $7,871,000 in 2010 and $7,638,000 in 2011.

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

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective application method. Under the modified prospective method, compensation cost was recognized for the six months ended June 30, 2006 for: 1) all stock-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value calculated in accordance with SFAS 123R, and 2) all stock-based payments granted prior to, but not vested as of, January 1, 2006 based upon grant-date fair value as calculated for previously presented pro forma footnote disclosures in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation.

The amounts of stock-based compensation expense recognized were as follows (in thousands):

                                                                       Three Months Ended                   Six Months Ended
                                                                            June 30,                             June 30,
                                                                      2006             2005                2006             2005
                                                                      ----------------------------------------------------------
  Stock-based compensation expense recognized as part of
  selling, general and administrative expense                        $ 268            $ 223               $ 536            $ 435

The 2006 amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan. The 2005 amounts reflect compensation expense recognized for restricted stock awards only, before SFAS 123R was adopted. Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the Company's Business Segment Note to the Consolidated Financial Statements.

Pursuant to the modified prospective application method, results for periods prior to January 1, 2006 have not been restated to reflect the effects of adopting SFAS 123R. The pro forma information below is presented for comparative purposes, as required by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, to illustrate the pro forma effect on net earnings and related earnings per share for the periods ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for that period (in thousands):

                                                                                       Three Months         Six Months
                                                                                           Ended               Ended
                                                                                       June 30, 2005       June 30, 2005
                                                                                       -------------       -------------
  Net earnings, as reported                                                             $  12,908             $ 26,453
  Add:  Stock-based compensation expense included in reported income, net of
    tax  ($78 and $152, respectively)                                                         145                  283
  Deduct:  Total stock-based compensation expense determined under fair
    value-based method for all awards, net of tax ($684 and $1,337, respectively)          (1,270)              (2,484)
                                                                                          -------              -------
  Adjusted net earnings                                                                  $ 11,783             $ 24,252

  Net earnings per share:
    Basic - as reported                                                                    $ 0.41               $ 0.84
    Basic - as adjusted for stock-based compensation expense                               $ 0.37               $ 0.77

    Diluted - as reported                                                                  $ 0.40               $ 0.81
    Diluted - as adjusted for stock-based compensation expense                             $ 0.36               $ 0.75

Stock Incentive Plans - The 2003 Performance Plan (the "2003 Plan") allows the Compensation, Management Development and Corporate Governance Committee of the Board of Directors (the "Committee") to grant up to 3,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock), which includes the addition of 1,800,000 Common Shares approved by the Company's shareholders on May 25, 2006. The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards. During the first half of 2006 and 2005, the Committee granted 77,600 and 72,075 non-qualified stock options for a term of ten years at the fair market value of the Company's Common Shares on the date of grant under the 2003 Plan.

Restricted stock awards of 29,322 and 21,304 shares were granted in the first half of 2006 and 2005, respectively, without cost to the recipients. Under the terms of the restricted stock awards, all of the shares granted vest ratably over the four years after the award date. Unearned restricted stock compensation of $916,606 for the shares granted in the first half of 2006 and $1,016,200 for the shares granted in the first half of 2005, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period. Compensation expense of $473,000 and $435,000 was recognized in the first half of 2006 and 2005, respectively, related to restricted stock awards granted since 2001. As of June 30, 2006, restricted stock awards totaling 63,925 were not yet vested.

On December 21, 2005, the Board of Directors of Invacare Corporation, based on the recommendation of the Committee, approved the acceleration of the vesting of all of the Company's unvested stock options, which were then underwater. The Board of Directors decided to approve the acceleration of the vesting of these stock options primarily to partially offset certain reductions in other benefits made by the Company and to provide additional incentive to those employees critical to the Company's cost reduction efforts.

The decision, which was effective as of December 21, 2005, accelerated the vesting for a total of 1,368,307 options on the Company's common shares; including 646,100 shares underlying options held by the Company's named executive officers. The stock options accelerated equated to 29% of the Company's total outstanding stock options. Vesting was not accelerated for the restricted awards granted under the Company's stock-based compensation plans and no other modifications were made to the awards that were accelerated. The exercise prices of the accelerated options, all of which were underwater, were unchanged by the acceleration of the vesting schedules.

All of the Company's outstanding unvested options under plans which were accelerated, had exercise prices ranging from $30.91 to $47.80 which were greater than the Company's stock market price of $30.75 as of the effective date of the acceleration.

Stock option activity during the six months ended June 30, 2006 was as follows:

                                                              Weighted Average
                                                               Exercise Price
                                                               --------------
  Options outstanding at January 1, 2006     4,776,162             $31.57
  Granted                                       77,600              31.46
  Exercised                                   (218,323)             24.96
  Canceled                                    (193,375)             35.78
                                               -------             -------
  Options outstanding at June 30, 2006       4,442,064             $31.57
                                             =========             ======

  Options price range at June 30, 2006                        $16.03 to $47.80

  Options exercisable at June 30, 2006                         4,335,625
  Options available for grant at June 30, 2006*                2,242,495

* Options available for grant as of June 30, 2006 reduced by net restricted stock award activity of 159,339 and include 1,800,000 Common Shares approved by the Company's shareholders on May 25, 2006.

The following table summarizes information about stock options outstanding at June 30, 2006:

                                           Options Outstanding                                Options Exercisable
                                           -------------------                                -------------------
                             Number              Weighted
                           Outstanding      Average Remaining     Weighted Average    Number Exercisable    Weighted Average
    Exercise Prices        At 6/30/06       Contractual Life       Exercise Price         At 6/30/06         Exercise Price
    ---------------        ----------       ----------------       --------------         ----------         --------------
    $16.03 - $19.50           395,630           3.2 years              $18.53                395,630             $18.53
    $20.06 - $24.75           971,246              3.0                 $23.53                947,259             $23.52
    $25.13 - $29.85           668,508              2.9                 $25.35                661,608             $25.31
    $30.02 - $34.54           623,680              6.3                 $32.66                552,730             $32.79
    $36.10 - $39.67           685,512              6.8                 $37.26                685,512             $37.26
    $40.07 - $47.80         1,097,488              8.6                 $43.01              1,092,886             $43.19
                            ---------              ---                 ------              ---------             ------
         Total              4,442,064              5.4                 $31.57              4,335,625             $31.65
                            =========                                                      =========

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

The assumed expected life used is based on the Company's historical analysis of option history. The expected volatility used is also based on actual historical volatility, and expected dividend yield used is based on historical dividends as the Company has no current intention of changing its dividend policy.

The weighted-average fair value of options granted during the first half of 2006 and 2005 was $12.41 for each period, respectively. The plans provide that shares granted come from the Company's authorized but unissued Common Shares or treasury shares. In addition, the Company's stock-based compensation plans allow participants to exchange shares for withholding taxes, which results in the Company acquiring treasury shares. The weighted-average remaining contractual life of options outstanding at June 30, 2006 and 2005 was 5.4 years for both periods, respectively. The total instrinsic value of stock awards exercised during the six months ended June 30, 2006 and 2005 were $1,729,000 and $6,481,000, respectively. As of June 30, 2006, all options outstanding and all options exercisable had no intrinsic value as all options had exercisable prices greater than the Company's closing stock price as of June 30, 2006. The exercise of stock awards in the first half of 2006 and 2005 resulted in cash received by the Company totaling $1,835,000 and $1,202,000 for each period, respectively and tax benefits of $926,000 and $4,284,000, respectively.

As of June 30, 2006, there was $2,996,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested shares, and includes $2,136,000 related to restricted stock awards. The Company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years.

Prior to the adoption of SFAS 123R, the Company presented all tax benefit deductions resulting from the exercise of stock options as a component of operating cash flows in the Consolidated Statement of Cash Flows. In accordance with SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options is classified as a component of financing cash flows. The impact of this change was not material in the first half of 2006.

Warranty Costs - Generally, the Company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The Company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the Company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the Company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the first half of 2006.


The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

   Balance as of January 1, 2006                                       $ 15,583
   Warranties provided during the period                                  3,902
   Settlements made during the period                                    (4,717)
   Changes in liability for pre-existing warranties during
       the period, including expirations                                    259
                                                                         ------
   Balance as of June 30, 2006                                         $ 15,027
                                                                         ======

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

To date, the Company has made substantial progress on its restructuring activities, including exiting four facilities and eliminating approximately 450 positions through June 30, 2006, including 150 positions in the first half of 2006. Restructuring charges of $7,069,000 were incurred in the first six months of 2006, of which $1,072,000 is recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Earnings as part of operations. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the Company's restructuring plan or changes in estimates, and the Company expects to utilize the accruals recorded through June 30, 2006 during the next twelve months.

A progression of the accruals recorded as a result of the restructuring is as follows by segment (in thousands):

                                                    Balance at                                           Balance at
                                                      12/31/05          Accruals         Payments           6/30/06
                                                       -------           -------         -------            -------
North America
  Severance                                            $ 2,242           $ 3,406        $ (3,898)           $ 1,750
  Contract terminations                                    165               801            (894)                72
  Product line discontinuance                                -               658            (658)                 -
                                                       -------           -------         -------            -------
     Total                                             $ 2,407           $ 4,865        $ (5,450)           $ 1,822
                                                       =======           =======         =======            =======
Europe
  Severance                                           $    799            $  732        $ (1,343)          $    188
  Product line discontinuance                                -               455            (455)                 -
  Other                                                      -               251            (251)                 -
                                                       -------           -------         -------            -------
     Total                                            $    799           $ 1,438        $ (2,049)          $    188
                                                       =======           =======         =======            =======
Asia/Pacific
------------
  Severance                                          $      63            $  252       $    (311)        $        4
  Contract terminations                                      -               239            (191)                48
  Product line discontinuance                                -               269            (269)                 -
  Other                                                      -                 6                -                 6
                                                       -------           -------         -------            -------
     Total                                           $      63          $    766       $    (771)         $      58
                                                       =======           =======         =======            =======
Consolidated
  Severance                                            $ 3,104           $ 4,390        $ (5,552)           $ 1,942
  Contract terminations                                    165             1,040          (1,085)               120
  Product line discontinuance                                -             1,382          (1,382)                 -
  Other                                                      -               257            (251)                 6
                                                       -------           -------         -------            -------
     Total                                             $ 3,269           $ 7,069        $ (8,270)           $ 2,068
                                                       =======           =======         =======            =======

Comprehensive Earnings (Loss) - Total comprehensive earnings were as follows (in thousands):

                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,
                                                                         2006           2005            2006          2005
                                                                      -------        -------         -------       -------
Net earnings (loss)                                                  $  4,953        $12,908         $10,160       $26,453
Foreign currency translation gain (loss)                               40,558        (35,759)         39,770       (39,084)
Unrealized gain (loss) on available for sale securities                   (60)           (42)            (38)           10
Current period unrealized gain (loss) on cash flow hedges                  11         (4,910)          1,094        (4,337)
                                                                      -------        -------         -------       -------
Total comprehensive earnings (loss)                                   $45,462       $(27,803)        $50,986      $(16,958)
                                                                      =======        =======         =======       =======

Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):

                                           June 30,            December 31,
                                              2006                    2005
                                           -------                 -------
       Raw materials                      $ 58,884                 $59,888
       Work in process                      21,221                  16,700
       Finished goods                      109,389                 100,337
                                           -------                 -------
                                          $189,494                $176,925
                                           =======                 =======

Property and Equipment - Property and equipment consist of the following (in thousands):

                                           June 30,            December 31,
                                              2006                    2005
                                           -------                 -------
       Machinery and equipment            $263,944                $252,545
       Land, buildings and improvements     88,348                  84,031
       Furniture and fixtures               27,224                  28,788
       Leasehold improvements               15,238                  15,194
                                           -------                 -------
                                           394,754                 380,558
       Less allowance for depreciation    (219,200)               (204,352)
                                           -------                 -------
                                          $175,554                $176,206
                                           =======                 =======

Financing Arrangements - On April 27, 2006, the Company consummated a new Senior Notes offering for $150 million at a fixed rate of 6.15% due April 27, 2016. The proceeds were used to reduce debt outstanding under the Company's $500 million revolving credit facility.

Acquisitions - In the first six months of 2006, the Company made no acquisitions. On September 9, 2004, the Company acquired 100% of the shares of WP Domus GmbH (Domus), a European-based holding Company that manufactures several complementary product lines to Invacare's product lines, including power add-on products, bath lifts and walking aids, from WP Domus LLC. Domus has three divisions: Alber, Aquatec and Dolomite. The Company recorded accruals of $5,954,000 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, of which $3,813,000 is outstanding as of June 30, 2006.

A progression of the accruals balances for the quarter is as follows (in thousands):

                                       Balance at      Additional                                        Balance at
                                        12/31/05        Accruals        Adjustments       Payments         6/30/06
                                        --------        --------        -----------       --------         -------
Severance                                $ 3,049         $     -           $   117         $  (287)        $ 2,879
Sales agency terminations                      -               -                 -               -               -
Exit of product lines                        897               -                37               -             934
                                         -------         -------           -------         -------         -------
     Total                               $ 3,946         $     -           $   154         $  (287)        $ 3,813
                                         =======         =======           =======         =======         =======

Adjustments above represent the impact of currency translation. The Company anticipates all of the remaining reserves to be utilized in 2006.

Income Taxes - The Company had an effective tax rate of 28.9% for the six month period ended June 30, 2006 compared with 31.9% for the same period a year ago. The effective tax rate declined due to a change in estimate in the mix of earnings and permanent deductions. The Company's effective tax rate is lower than the U.S. federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the U.S. federal statutory rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K as furnished to the Securities and Exchange Commission on July 27, 2006.

OUTLOOK

Reimbursement uncertainties continue to affect the core North American rehab, respiratory and standard businesses. The power wheelchair market is likely to remain under pressure until the Centers for Medicare and Medicaid ("CMS") defines the reimbursement levels for the 64 new codes announced in early June. This uncertainty has particularly impacted Medicare power wheelchair sales and will likely continue to pressure results for the remainder of 2006. Uncertainty also remains in determining the level of reimbursement for durable medical equipment, oxygen, and oxygen equipment servicing as part of the Deficit Reduction Act passed earlier in the year, as well as the questions surrounding transfer of title for both durable and oxygen equipment. This significant and continuing uncertainty surrounding oxygen reimbursement has negatively impacted HomeFill sales in particular.

On July 27, 2006, CMS issued proposed guidelines to be effective January 1, 2007, which would increase HomeFill reimbursement by $12 per month and decrease by $21 per month reimbursement for home delivery by cylinders. This is a significant change from the current modality neutral reimbursement and appears to favor HomeFill. The industry will carefully analyze the proposal and provide comments to CMS during the comment period, which ends September 25, 2006.

As a result of these conditions, the Company has lowered its full year earnings per share guidance to between $1.45 and $1.65, excluding restructuring charges, versus $2.00 to $2.10 previously. The net sales increase is expected to be between 0% and negative 2%. This new guidance excludes any impact from foreign currency and acquisitions.

This earnings per share range includes the impact from the stock option accounting Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment ("SFAS 123R") issued by the Financial Accounting Standards Board. The impact of SFAS 123R on earnings per share for 2006 is estimated to be $0.05.

The Company anticipates operating cash flows of between $70 million and $85 million and net purchases of property plant and equipment of approximately $30 million, down from previous guidance in which operating cash flows were anticipated to be between $102 million and $112 million and net purchases of property plant and equipment was approximated to be $32 million.

The Company anticipates that third quarter sales will strengthen sequentially, but the regulatory overhang will probably prevent a restoration of organic growth as it is believed that the challenges from Medicare reimbursement will continue to negatively impact performance and will remain for the foreseeable future. As a result of these market realities, cost reduction remains the Company's top priority.

As such, the Company will continue to execute on the following previously communicated initiatives, which are expected to improve second half performance:

>> Shifting substantial resources from product development to manufacturing cost reduction activities, engineered product cost reductions and product rationalization.
>>   Manufacturing cost reduction activities including headcount reductions.
>> Transferring additional manufacturing to China and increasing the Asian sourcing of products.
>> Continuing to cost reduce the design and engineering of our products to address the reimbursement and pricing realities.

Despite continued soft sales in the United States, the Company expects to see significant benefits in the second half of 2006 from these on-going initiatives and from normal seasonal increases in international businesses, scheduled new product introductions and a return to more conventional fourth quarter sales volume from the abnormally low 2005 level that was principally attributable to the implementation of a new enterprise resource planning system.

In addition, the Company is progressing on its global manufacturing and distribution strategy to exit a number of manufacturing and distribution locations and reduce costs by $30 million annually by 2008.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended June 30, 2006 were $371,764,000, compared to $396,267,000 for the same period a year ago, representing a 6% decrease. Acquisitions added one percentage point to the net sales for the quarter, which was offset by a one percentage point decrease resulting from foreign currency translation. For the six months ended June 30, 2006, net sales decreased 4% to $733,468,000, compared to $767,211,000 for the same period a year ago. Acquisitions contributed one percentage point to net sales, while foreign currency translation resulted in a decrease of two percentage points.

Excluding the impact of foreign currency and acquisitions, the net sales decline in the second quarter and first half was negatively impacted by Medicare reimbursement policies, the details of which have not been fully clarified, that have been most disruptive to the power wheelchair and oxygen markets. In addition, significant uncertainty amongst customers concerning the possible outcomes from the CMS relative to reimbursement levels continues to constrain growth.

North American Operations

North American net sales decreased 5% for the quarter to $250,106,000 as compared to $263,328,000 for the same period a year ago with foreign currency and acquisitions each contributing one percentage point. For the first half, net sales decreased 3% to $500,081,000 as compared $514,268,000 for the same period a year ago, with foreign currency and acquisitions each contributing one percentage point. These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products.

The decrease for the quarter was principally due to net sales decreases in Respiratory products (22%), Standard products (5%) and Rehab products (3%), which were partially offset by net sales increases in Continuing Care products (11%).

The Respiratory products net sales decline for the quarter was largely due to slower demand in the HomeFillTM oxygen system product line. In addition to significantly reduced purchases versus last year by national providers, sales to small providers and independents declined 9% in the quarter. Our proprietary technology continues to build share in the ambulatory oxygen market, but providers have slowed purchases of HomeFill until they have a clearer view of future oxygen reimbursement levels. Uncertainty surrounding the provisions of the Deficit Reduction Act, including the 36-month capped rental period, transfer of title, and ongoing equipment service levels continues to impact the oxygen market.

The decline in net sales of Standard products for the quarter was due to particular weakness in sales of manual wheelchairs and patient aids, such as canes, walkers and bath aids, due to low-cost Asian imports negatively impacting volumes. However, Standard product revenues improved sequentially over first quarter by 3% as a result of pricing and product line adjustments, which have been facilitated by the acceleration of Asian sourcing.

Rehab product net sales decline was due primarily to continued Medicare power wheelchair eligibility pressures and Medicaid related reimbursement pressures. Sales of consumer power wheelchairs were down 7% and continued to be acutely impacted by these reimbursement issues.

The Continuing Care products sales increase for the quarter was due to increased unit volumes.

European Operations

European net sales decreased 5% for the quarter to $104,687,000 as compared to $110,331,000 for the same period a year ago, with foreign currency accounting for four percentage points of the net sales decrease, while acquisitions contributed one percentage point for the quarter. European net sales for the first six months decreased 6% to $200,233,000 as compared to $212,422,000 for the same period a year ago, with foreign currency accounting for seven percentage points of the net sales decrease, while acquisitions contributed two percentage points for the six-month period. Reimbursement challenges continue to impact our German business in the Invacare wheelchair product lines, which was partially offset by strong performance in a number of other countries.

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

Asia/Pacific net sales decreased 25% in the quarter to $16,971,000 from $22,608,000 in the second quarter of 2005 and decreased 18% year to date to $33,154,000 from $40,521,000 for the same period a year ago. For the quarter, foreign currency accounted for six percentage points of the net sales decline, while acquisitions did not impact results for the quarter. For the first half of the year, foreign currency translation contributed seven percentage points to the decrease while acquisitions contributed one percentage point for the six-month period. Performance in this region continues to be negatively impacted by U.S. reimbursement uncertainty in the consumer power wheelchair market, resulting in decreased sales of microprocessor controllers by our Dynamic Controls subsidiary.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and six-month periods ended June 30, 2006 were 28.5% and 28.3%, respectively, compared to 28.6% and 29.1%, respectively, in the same periods last year. However, gross margin improved by .4 percentage points in the second quarter compared to the first quarter of 2006 as a result of cost reduction initiatives. Margins continue to be negatively impacted by lower volumes, high freight costs and a change in sales mix toward lower margin products.

For the first six months, North American margins as a percentage of net sales declined to 26.9% compared with 28.4% in the same period last year principally due to reduced volumes of higher margin product, largely as a result of government reimbursement uncertainties primarily in Rehab and Respiratory products and to a lesser extent by pricing reductions in Standard products. In Europe, gross margin as a percentage of net sales improved year to date by .1 of a percentage point due to continued cost reduction activities. Gross margin, as a percentage of net sales in Asia/Pacific, increased year to date by 1.2 percentage points, largely due to cost reduction activities.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense as a percentage of net sales for the three and six months ended June 30, 2006 was 23.7% and 23.4%, respectively, compared to 22.3% and 22.5%, respectively, for the same periods a year ago. The dollar decreases were $201,000 and $773,000, or .2% and .4%, respectively, for the quarter and first half of the year. Acquisitions increased these expenses by $892,000 in the quarter and $2,408,000 in the first half, while foreign currency translation decreased these expenses by $1,369,000 in the quarter and $4,232,000 in the first half compared to the same periods a year ago. Excluding the impact of foreign currency translation and acquisitions, selling, general and administrative expense increased 0.3% for the quarter and 0.6% compared to the same period a year ago.

North American SG&A cost increased $1,448,000, or 2.6%, for the quarter and $4,179,000, or 3.9%, in the first half compared to the same periods a year ago. Acquisitions accounted for 1.3% and 1.6% of the increase in each period, respectively, while foreign currency translation accounted for approximately 0.7% and 0.6% of the increase in each period, respectively.

European SG&A cost decreased $1,126,000, or 4.0%, for the quarter and $3,898,000 or 6.9% for the first half compared to the same periods a year ago. For the quarter, acquisitions increased SG&A expense by $195,000 or .7%, and foreign currency translation decreased SG&A by $1,329,000 or 4.7%, respectively. For the first half of 2006, acquisitions increased SG&A expense by $594,000 or 1.0%, and foreign currency translation decreased SG&A by $4,176,000 or 7.3%, respectively.

Asia/Pacific SG&A cost decreased $523,000, or 10.6%, for the quarter and $1,054,000, or 11.5%, in the first half of the year compared to the same periods a year ago. For the quarter, foreign currency translation decreased SG&A expense by $426,000, or 8.6%, while acquisitions had no impact. For the first half of 2006, acquisitions increased SG&A expense by $158,000, or 1.7%, and foreign currency translation decreased SG&A by $686,000, or 7.5%, respectively.

CHARGE RELATED TO RESTRUCTURING ACTIVITIES

On July 28, 2005, the Company announced cost reductions and profit improvement actions, which included: reducing global headcount, outsourcing improvements utilizing the Company's China manufacturing capability and third parties, shifting substantial resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy, reducing general expenses, and exiting four facilities.

The restructuring was necessitated by the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the Company as a result of outsourcing by competitors to lower cost locations.

To date, the Company has made substantial progress on its restructuring activities, including exiting four facilities and eliminating approximately 450 positions through June 30, 2006, including 150 positions in the first half of 2006. Restructuring charges of $3,616,000 and $7,069,000 were incurred in the three and six month periods ending June 30, 2006, of which $776,000 and $1,072,000, respectively, is recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Earnings as part of operations.

The restructuring charge for the quarter included charges of $2,034,000 in North America, which were incurred principally for severance; $1,100,000 in Europe primarily related to product line discontinuations and severance; and $482,000 in Asia/Pacific mostly related to product line discontinuations. Restructuring charges for the first half included charges of $4,865,000 in North America, which were incurred principally for severance; $1,438,000 in Europe primarily related to product line discontinuations and severance; and $766,000 in Asia/Pacific related to product line discontinuations, severance and contract terminations.

With additional actions to be undertaken during the remainder of 2006, the Company anticipates recognizing restructuring charges of approximately $10,000,000 for the year pre-tax, which includes the incurrence of additional severance charges for the reduction of 150 more positions in 2006. In addition, the Company continues to further refine its global manufacturing and distribution strategy, which is expected to result in additional annualized pre-tax savings of up to $30 million annually by 2008 once all plans have been executed. These plans would lead to cumulative pre-tax restructuring charges estimated at $42 million. The Company expects a global reduction of at least 600 positions and to exit a number of its manufacturing operations worldwide.

INTEREST

Interest expense increased $2,128,000 and $3,561,000 for the second quarter and first half of 2006, respectively, compared to the same periods last year, primarily due to higher average borrowing rates. Interest income for the second quarter and first half of 2006 decreased $95,000 and $489,000, respectively, compared to the same periods last year, primarily due to extended financing terms provided to our customers.

INCOME TAXES

The Company had an effective tax rate of 27.7% for the three-month period and 28.9% for the six-month period ended June 30, 2006, compared with 31.9% for each of the same periods a year ago. The effective tax rate declined due to a change in estimate in the mix of earnings and permanent deductions. The Company's effective tax rate is lower than the U.S. federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the U.S. federal statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's reported level of debt decreased by $38,069,000 from December 31, 2005 to $499,912,000 at June 30, 2006, as cash generated from operations and cash made available due to better cash management was used to pay down debt. The Company continues to maintain an adequate liquidity position to fund its working capital and capital requirements through its bank lines of credit and working capital management.

As of June 30, 2006, the Company had approximately $416,901,000 available under its lines of credit, excluding debt covenant restrictions. The Company's borrowing arrangements contain covenants, with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the Company's bank agreements and agreement with its note holders. As of June 30, 2006, the Company was in compliance with all covenant requirements. Under the most restrictive covenant of the Company's borrowing arrangements, the Company has the capacity to borrow up to an additional $20,418,000 as of June 30, 2006.

On April 27, 2006, the Company consummated a new Senior Notes offering for $150,000,000 at 6.15% due April 27, 2016. The proceeds were used to reduce debt outstanding under the Company's revolving credit facility and increased the Company's fixed rate as a percentage of total debt outstanding.

CAPITAL EXPENDITURES

The Company had no individually material capital expenditure commitments outstanding as of June 30, 2006. The Company estimates that capital investments for 2006 will approximate $30,000,000 as compared to $31,517,000 in 2005. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $24,813,000 for the first half of 2006 compared to $29,511,000 in the first half of 2005. The decrease in operating cash flows for the first half of 2006 compared to the same period a year ago was primarily the result of lower earnings offset by the result of better working capital management as payables, accruals and inventories were less of a drain on cash.

Cash used for investing activities was $10,576,000 for the first half of 2006 compared to $72,327,000 in the first half of 2005. The decrease in cash used for investing is the result of no acquisitions being completed in the first half of 2006 compared to the first half of 2005 and reduced purchases of property and equipment in the first half of 2006 compared to the first half of 2005.

Cash required by financing activities was $36,627,000 for the first half of 2006 compared to cash provided of $16,296,000 in the first half of 2005. Financing activities for the first half of 2006 were impacted by a decrease in the Company's net long-term borrowings as operating cash flows were used to decrease borrowings compared to the same period a year ago, in which the Company's borrowings increased as a result of acquisitions.

The effect of foreign currency translation and acquisitions may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

During the first half of 2006, the Company generated free cash flow of $20,334,000 compared to free cash flow of $18,639,000 in the first half of 2005. The increase was primarily attributable to lower purchases of property, plant & equipment and better working capital management as accounts payable, accruals and inventories were less of a drain on cash partially offset by lower earnings. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including, for example, acquisitions). The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

                                                       Six Months Ended June 30,
                                                           2006             2005
                                                        -------         -------
  Net cash provided by operating activities            $ 24,813         $29,511
  Net cash impact related to restructuring activities     5,247               -
  Less:  Purchases of property and equipment - net       (9,726)        (10,872)
                                                        -------         -------
  Free Cash Flow                                       $ 20,334         $18,639
                                                        =======         =======

DIVIDEND POLICY

On May 25, 2006, the Company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of July 3, 2006, which was paid on July 14, 2006. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Revenue Recognition
-------------------
Invacare's revenues are recognized when products are shipped to unaffiliated customers. The SEC's Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, as updated by SAB No. 104, provides guidance on the application of generally accepted accounting principles (GAAP) to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with GAAP and SAB No. 101.

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

In general, we review inventory turns as an indicator of obsolescence or slow moving product as well as the impact of new product introductions. Depending on the situation, the individual item may be partially or fully reserved for. No inventory that was reserved for has been sold at prices above their new cost basis. The Company continues to increase its overseas sourcing efforts, increase its emphasis on the development and introduction of new products, and decrease the cycle time to bring new product offerings to market. These initiatives are sources of inventory obsolescence for both raw material and finished goods.

Goodwill, Intangible and Other Long-Lived Assets
------------------------------------------------
Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. As a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets in 2002, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company completed the required initial analysis of goodwill as of January 1, 2002 as well as the annual impairment tests in the fourth quarter of each subsequent year, including 2005. The results of these analyses indicated no impairment of goodwill. Interest rates have a significant impact upon the discounted cash flow methodology utilized in our annual impairment testing. Increasing interest rates decrease the fair value estimates used in our testing.

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

Accounting for Stock-Based Compensation
---------------------------------------
Prior to January 1, 2006, the Company accounted for options under its stock-based compensation plans using the intrinsic value method proscribed in Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective application method. Under the modified prospective method, compensation cost was recognized for the six months ended June 30, 2006 for: 1) all stock-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value calculated in accordance with SFAS 123R, and 2) all stock-based payments granted prior to, but not vested as of, January 1, 2006 based upon grant-date fair value previously calculated for previously presented pro forma footnote disclosures in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation. Results for periods prior to January 1, 2006 have not been restated.

On December 21, 2005, the Board of Directors of Invacare Corporation, based on the recommendation of the Compensation, Management Development and Corporate Governance Committee (the "Committee"), approved the acceleration of the vesting for substantially all of the Company's unvested stock options, which were then underwater. The Board of Directors decided to approve the acceleration of the vesting of the these stock options primarily to partially offset certain reductions in other benefits made by the Company and to provide additional incentive to those employees critical to the Company's cost reduction efforts.

The decision, which was effective as of December 21, 2005, accelerated the vesting for a total of 1,368,307 options on the Company's common shares; including 646,100 shares underlying options held by the Company's named executive officers. The stock options accelerated equated to 29% of the Company's total outstanding stock options. Vesting was not accelerated for the restricted awards granted under the Company's stock-based compensation plans and no other modifications were made to the awards that were accelerated. The exercise prices of the accelerated options, all of which were underwater, were unchanged by the acceleration of the vesting schedules.

All of the Company's outstanding unvested options under its stock-based compensation plans which were accelerated, had exercise prices ranging from $30.91 to $47.80 which were greater than the Company's stock market price of $30.75 as of the effective date of the acceleration.

Upon adoption of SFAS 123R, the Company did not make any other modifications to the terms of any previously granted options. However, the terms of new awards granted have been modified so that the vesting periods are deemed to be substantive for those who may be retiree eligible. No changes were made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the Company continues to use a Black-Scholes valuation model. As of June 30, 2006, there was $2,996,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested shares, and includes $2,136,000 related to restricted stock awards. The Company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years. The impact on earnings per share for 2006 is estimated to be $0.05.

The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant; thus, no compensation was reflected in the Consolidated Statement of Earnings for these options prior to January 1, 2006. However, restricted stock awards granted without cost to the recipients were and continue to be expensed on a straight-line basis over the vesting periods.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance regarding derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, thus January 1, 2007 for Invacare. The Company will adopt the standard as of the effective date and is currently analyzing the requirements and thus is unable to estimate the impact to the Company's reported results at this time.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest rate swap agreements to mitigate its current and future exposure to interest rate fluctuations. Based on the Company's June 30, 2006 debt levels, a 1.0% change in interest rates would impact interest expense by approximately $2,882,000 over the next twelve months. Additionally, the Company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company's financial condition or results of operations.

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

Item 4. Controls and Procedures.

As of June 30, 2006, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-159e)). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006, in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (2) accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information with respect to repurchases of common shares made by the Company during the three months ended June 30, 2006. All of the repurchased shares were surrendered to the Company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the Company's 2003 Performance Plan.

                              Total Number       Average      Total Number of Shares         Maximum Number
                                   of             Price        Purchased as Part of      of Shares That May Yet
                                 Shares           Paid          Publicly Announced         Be Purchased Under
  Period                       Purchased        Per Share       Plans or Programs        the Plans or Programs
  ---------------------       -----------       ---------     ----------------------     ---------------------
  4/1/2006-4/30/2006                   -               -                  -                           -
  5/1/2006-5/31/2006 (1)           7,449         $ 30.40                  -                           -
  6/1/2006-6/30/2006 (1)           2,485         $ 28.19                  -                           -
                                  ------          ------             ------                      ------
  Total                            9,934         $ 29.85                  -                      $    -
                                  ======          ======             ======                      ======

(1) Represents common shares surrendered to the Company for tax withholding purposes in conjunction with the vesting of restricted shares under the Company's 2003 Performance Plan.

Item 4. Submission of Matters to a Vote of Security Holders

On May 25, 2006, the Company held its 2006 Annual Meeting of Shareholders to act on proposals to: 1) elect three directors to the class whose three-year term will expire in 2009, 2) approve and adopt an amendment to increase the shares reserved for issuance under the Invacare Corporation 2003 Performance Plan, and
3) ratify the appointment of Ernst & Young LLP as our independent auditors for our 2006 fiscal year.

James C. Boland, Gerald B. Blouch and William M. Weber were each re-elected for a three-year term of office expiring in 2009 with 36,324,372, 36,878,046 and 36,094,688 affirmative votes and 3,572,015, 3,018,341 and 3,801,699 votes withheld, respectively.

Michael F. Delaney, C. Martin Harris, M.D., Bernadine P. Healy, M.D., A. Malachi Mixon, III, John R. Kasich, Dan T. Moore, III and Joseph B. Richey, II are directors with continuing terms.

The proposal to approve and adopt an amendment to increase the shares reserved for issuance under the Invacare Corporation 2003 Performance Plan received 24,999,682 affirmative votes, 10,939,282 negative votes and 1,606,139 abstained votes.

The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for its 2006 fiscal year received 39,612,580 affirmative votes, 177,399 negative votes and 106,410 abstained votes.

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


Date:  August 8, 2006