Form 10-Q
period 2006-09-30
INVACARE CORP
filed 2006-11-09
CIK 742112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2006
                               -------------------------------------------------

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

       (440)329-6000 (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

As of October 31, 2006, the Company had 30,778,125 Common Shares and 1,111,565 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -

              September 30, 2006 and December 31, 2005........................3

         Condensed Consolidated Statement of Earnings -

              Three Months and Nine Months Ended September 30, 2006 and 2005..4

         Condensed Consolidated Statement of Cash Flows -

              Nine Months Ended September 30, 2006 and 2005...................5

         Notes to Condensed Consolidated Financial

              Statements - September 30, 2006.................................6

Item 2.  Management's Discussion and Analysis of

              Financial Condition and Results of Operations..................17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........30

Item 4.  Controls and Procedures.............................................30

Part II.  OTHER INFORMATION:
---------------------------

Item 1A.  Risk Factors.......................................................30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........31

Item 6.  Exhibits............................................................32

SIGNATURES...................................................................32

Part I.  FINANCIAL INFORMATION
Item 1.         Financial Statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                    September 30,           December 31,
                                                                                             2006                   2005
                                                                                          -------                -------
                                                                                      (unaudited)
ASSETS                                                                                          (In thousands)
------
CURRENT ASSETS
..........Cash and cash equivalents                                                        $ 9,311                $25,624
..........Marketable securities                                                                192                    252
..........Trade receivables, net                                                           281,885                287,955
..........Installment receivables, net                                                       6,096                 12,935
..........Inventories, net                                                                 200,394                176,925
..........Deferred income taxes                                                             27,250                 27,446
..........Other current assets                                                              66,525                 63,329
                                                                                          -------                -------
..........         TOTAL CURRENT ASSETS                                                    591,653                594,466

OTHER ASSETS                                                                               67,209                 47,110
OTHER INTANGIBLES                                                                         108,588                108,117
PROPERTY AND EQUIPMENT, NET                                                               174,124                176,206
GOODWILL                                                                                  758,702                720,873
                                                                                          -------                -------
..........         TOTAL ASSETS                                                         $1,700,276             $1,646,772
                                                                                        =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
..........Accounts payable                                                                $172,983               $133,106
..........Accrued expenses                                                                 141,388                130,033
..........Accrued income taxes                                                               4,994                 13,340
..........Short-term debt and current maturities of long-term obligations                   78,685                 80,228
                                                                                          -------                -------
..........         TOTAL CURRENT LIABILITIES                                               398,050                356,707

LONG-TERM DEBT                                                                            392,909                457,753

OTHER LONG-TERM OBLIGATIONS                                                                89,780                 79,624

SHAREHOLDERS' EQUITY
..........Preferred shares                                                                       -                      -
..........Common shares                                                                      7,989                  7,925
..........Class B common shares                                                                278                    278
..........Additional paid-in-capital                                                       144,634                137,245
..........Retained earnings                                                                616,686                598,025
..........Accumulated other comprehensive earnings                                          92,521                 47,480
..........Treasury shares                                                                  (42,571)               (38,265)
..........         TOTAL SHAREHOLDERS' EQUITY                                              819,537                752,688
                                                                                          -------                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $1,700,276             $1,646,772
                                                                                       ==========             ==========

See notes to condensed consolidated financial statements.

                                          INVACARE CORPORATION AND SUBSIDIARIES
                              Condensed Consolidated Statement of Earnings - (unaudited)


                                                                   Three Months Ended                  Nine Months Ended
(In thousands except per share data)                                  September 30,                       September 30,
                                                                   2006          2005                  2006          2005
                                                                -------       -------               -------       -------
Net sales                                                      $379,462      $395,270            $1,112,930    $1,162,481
Cost of products sold                                           267,925       276,583               793,554       820,666
                                                                -------       -------               -------       -------
    Gross profit                                                111,537       118,687               319,376       341,815
Selling, general and administrative expense                      88,844        86,631               261,798       260,086
Charge related to restructuring activities                        2,356         2,760                 8,353         2,760
Interest expense                                                  8,829         7,523                24,748        20,153
Interest income                                                    (685)         (719)               (2,001)       (2,524)
                                                                -------       -------               -------       -------
    Earnings before Income Taxes                                 12,193        22,492                26,478        61,340
Income taxes                                                      2,500         7,175                 6,625        19,570
                                                                -------       -------               -------       -------
    NET EARNINGS                                                $ 9,693      $ 15,317              $ 19,853      $ 41,770
                                                                =======       =======               =======       =======
    DIVIDENDS DECLARED PER
       COMMON SHARE                                               .0125         .0125                 .0250         .0375
                                                                =======       =======               =======       =======

Net Earnings per Share - Basic                                   $ 0.31        $ 0.48                $ 0.63        $ 1.33
                                                                =======       =======               =======       =======
Weighted Average Shares Outstanding - Basic                      31,813        31,632                31,778        31,515
                                                                =======       =======               =======       =======
Net Earnings per Share - Assuming Dilution                       $ 0.30        $ 0.47                $ 0.62        $ 1.29
                                                                =======       =======               =======       =======
Weighted Average Shares Outstanding -
   Assuming Dilution                                             31,890        32,450                32,083        32,505
                                                                =======       =======               =======       =======


See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                       2006           2005
                                                                                                    -------        -------
OPERATING ACTIVITIES                                                                                     (In thousands)
         Net earnings                                                                              $ 19,853        $41,770
         Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Depreciation and amortization                                                          28,996         30,698
              Provision for losses on trade and installment receivables                               7,659          9,910
              Provision for other deferred liabilities                                                5,906          2,078
              Provision for deferred income taxes                                                     1,839          5,731
              Loss on disposals of property and equipment                                             1,035            610
         Changes in operating assets and liabilities:
              Trade receivables                                                                      (2,913)        (4,885)
              Installment sales contracts, net                                                       (3,466)        (4,233)
              Inventories                                                                           (19,811)       (27,868)
              Other current assets                                                                   (2,714)        (2,872)
              Accounts payable                                                                          567         11,650
              Accrued expenses                                                                        1,186         (1,161)
              Other deferred liabilities                                                               (856)         1,695
                                                                                                    -------        -------
                  NET CASH PROVIDED BY OPERATING
                     ACTIVITIES                                                                      37,281         63,123

INVESTING ACTIVITIES
         Purchases of property and equipment                                                        (15,600)       (24,407)
         Proceeds from sale of property and equipment                                                   111          4,994
         Other long term assets                                                                        (857)          (872)
         Business acquisitions, net of cash acquired                                                      -        (58,216)
         Other                                                                                         (619)        (2,577)
                                                                                                    -------        -------
                  NET CASH USED FOR INVESTING ACTIVITIES                                            (16,965)       (81,078)


FINANCING ACTIVITIES
         Proceeds from revolving lines of credit, securitization facility and
               long-term borrowings                                                                 613,052        539,045
         Payments on revolving lines of credit, securitization facility and
               long-term debt and capital lease obligations                                        (649,923)      (552,330)
         Proceeds from exercise of stock options                                                      2,220          2,552
         Payment of dividends                                                                        (1,192)        (1,185)
                                                                                                    -------        -------
                  NET CASH REQUIRED BY FINANCING
                  ACTIVITIES                                                                        (35,843)       (11,918)
Effect of exchange rate changes on cash                                                                (786)         2,470
                                                                                                    -------        -------
Decrease in cash and cash equivalents                                                               (16,313)       (27,403)
Cash and cash equivalents at beginning of period                                                     25,624         32,567
                                                                                                    -------        -------
Cash and cash equivalents at end of period                                                      $     9,311       $  5,164
                                                                                                    =======        =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                               September 30, 2006

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries and a variable interest entity for which the Company is the primary beneficiary and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2006, the results of its operations for the three months and nine months ended September 30, 2006 and 2005, respectively, and changes in its cash flows for the nine months ended September 30, 2006 and 2005, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using an August 31 quarter-end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the Company's financial statements. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions are eliminated.

Reclassifications - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the period ended September 30, 2006.

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

The information by segment is as follows (in thousands):

                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                       September 30,
                                                                   2006          2005                  2006          2005
                                                                -------       -------               -------       -------
   Revenues from external customers
        North America                                          $248,294      $260,448              $748,375      $774,716
        Europe                                                  113,908       111,909               314,141       324,331
        Asia/Pacific                                             17,260        22,913                50,414        63,434
                                                                -------       -------               -------       -------
        Consolidated                                           $379,462      $395,270            $1,112,930    $1,162,481
                                                                =======       =======             =========     =========
   Intersegment Revenues
        North America                                           $12,087       $11,786               $37,976       $35,920
        Europe                                                    3,600         1,810                 9,275         8,859
        Asia/Pacific                                             12,122        10,286                29,404        28,535
                                                                -------       -------               -------       -------
        Consolidated                                            $27,809       $23,882               $76,655       $73,314
                                                                =======       =======               =======       =======
   Charge related to restructuring before income
   taxes
        North America                                           $ 1,914       $ 2,211               $ 6,779       $ 2,211
        Europe                                                      848           252                 2,286           252
        Asia/Pacific                                                166           297                   932           297
                                                                -------       -------               -------       -------
        Consolidated                                            $ 2,928       $ 2,760               $ 9,997       $ 2,760
                                                                =======       =======               =======       =======
   Earnings (loss) before income taxes
        North America                                           $ 5,798       $17,042               $23,557       $57,546
        Europe                                                   11,433        10,548                21,066        21,789
        Asia/Pacific                                             (2,061)         (815)               (5,426)       (4,346)
        All Other *                                              (2,977)       (4,283)              (12,719)      (13,649)
                                                                -------       -------               -------       -------
        Consolidated                                            $12,193       $22,492               $26,478       $61,340
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

                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                       September 30,
                                                                   2006          2005                  2006          2005
                                                                -------       -------               -------       -------
                                                                           (In thousands, except per share data)
Basic
   Average common shares outstanding                             31,813        31,632                31,778        31,515

   Net earnings                                                  $9,693       $15,317               $19,853       $41,770

   Net earnings per common share                                 $  .31        $  .48                $  .63       $  1.33

Diluted
   Average common shares outstanding                             31,813        31,632                31,778        31,515
   Stock options and awards                                          77           818                   305           990
                                                                -------       -------               -------       -------
   Average common shares assuming dilution                       31,890        32,450                32,083        32,505

   Net earnings                                                  $9,693       $15,317               $19,853       $41,770

   Net earnings per common share                                 $  .30        $  .47                $  .62       $  1.29

At September 30, 2006, 3,988,371 and 2,463,255 shares were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2006, respectively, as they were anti-dilutive. For the three and nine months ended September 30, 2006, the majority of the anti-dilutive shares were granted at an exercise prices of $25.13 and $41.87, respectively, which was higher than the average fair market value prices of $23.18 and $28.04, respectively. At September 30, 2005, 782,466 and 632,218 shares were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2005, respectively, as they were anti-dilutive. For the three and nine months ended September 30, 2005, the majority of the anti-dilutive shares were granted at exercise prices of $41.87 and $44.30, respectively, which was higher than the average fair market value prices of $40.66 and $43.57, respectively.

Concentration of Credit Risk - The Company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers' financial condition. De Lage Landen Inc (DLL), a third party financing company, provides the majority of the lease financing to Invacare's customers. The Company's agreement with DLL provides for direct leasing between DLL and the Invacare customer. The Company retains a limited recourse obligation ($44,483,000 at September 30, 2006) to DLL for events of default under the contracts (total balance outstanding of $111,203,000 at September 30, 2006). Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the Company to record a guarantee liability as it relates to the limited recourse obligation. As such, the Company has recorded a liability for this guarantee obligation. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with FASB Statement No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

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

The Medicare reimbursement changes for power wheelchairs resulting in a 35%-40% reduction in reimbursement for providers, effective November 15, 2006, are so dramatic that, if they are implemented in their current form, there will be customers who will not be able to change their infrastructure quickly enough to survive. As the industry's largest creditor, the Company would likely encounter increased bankruptcies in its customer base if there are no meaningful adjustments to these Medicare changes. Invacare intends to monitor this situation carefully, and if the new fee schedule is implemented in substantially its current form, the Company will assess the adequacy of its reserves for bad debt based upon its judgment as to how effectively providers will adapt to the changing reimbursement climate. While the Company believes its allowance for doubtful accounts is appropriately stated as of September 30, 2006, based on the current reimbursement levels, there is no way to predict the potential consequences to our provider customers if the new fee schedule is implemented in its present form. In the short-term, this uncertainty has caused providers to reduce their purchases and lower their inventory levels.

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2005 to September 30, 2006 was entirely the result of currency translation.

All of the Company's other intangible assets have definite lives and are amortized over their useful lives, except for $32,617,000 related to trademarks, which have indefinite lives.

As of September 30, 2006 and December 31, 2005, other intangibles consisted of the following (in thousands):

                                                 September 30, 2006                    December 31, 2005
                                                 ------------------                    -----------------

                                            Historical        Accumulated         Historical        Accumulated
                                                  Cost       Amortization               Cost       Amortization
                                            ----------       ------------         ----------       ------------
  Customer lists                               $67,914            $12,744            $64,218             $8,270
  Trademarks                                    32,617                  -             30,246                  -
  License agreements                             8,126              6,249              7,564              5,821
  Developed technology                           6,658                825              6,260                487
  Patents                                       12,719              3,572             12,414              2,690
  Other                                          7,906              3,962              7,876              3,193
                                               -------            -------            -------            -------
                                              $135,940            $27,352           $128,578            $20,461
                                              ========            =======           ========            =======

Amortization expense related to other intangibles was $6,892,000 in the first nine months of 2006 and is estimated to be $8,912,000 in 2007, $8,487,000 in 2008, $8,272,000 in 2009, $7,859,000 in 2010 and $7,650,000 in 2011.

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

The Company consolidates NeuroControl, a development stage company, which is currently pursuing FDA approval to market a product focused on the treatment of post-stroke shoulder pain in the United States. The Company owns a substantial minority equity interest in NeuroControl and is NeuroControl's largest secured lender. Certain of the Company's officers and directors (or their affiliates) have small minority equity ownership positions in NeuroControl. Based on the provisions of FIN 46 and the Company's analysis, the Company determined that it was the primary beneficiary of this VIE as of January 1, 2005 due to the Company board of directors' approval of additional funding in 2005. Accordingly, the Company has consolidated this investment on a prospective basis since January 1, 2005 and recorded an intangible asset for patented technology of $7,003,000. The other beneficial interest holders have no recourse against the Company.

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

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective application method. Under the modified prospective method, compensation cost was recognized for the nine months ended September 30, 2006 for: 1) all stock-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value calculated in accordance with SFAS 123R, and 2) all stock-based payments granted prior to, but not vested as of, January 1, 2006 based upon grant-date fair value as calculated for previously presented pro forma footnote disclosures in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation.

The amounts of stock-based compensation expense recognized were as follows (in thousands):

                                                                      Three Months Ended                Nine Months Ended
                                                                         September 30,                     September 30,
                                                                      2006          2005                2006          2005
                                                                      ----          ----                ----          ----
  Stock-based compensation expense recognized as part of
  selling, general and administrative expense                        $ 404         $ 223               $ 940         $ 658

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

Pursuant to the modified prospective application method, results for periods prior to January 1, 2006 have not been restated to reflect the effects of adopting SFAS 123R. The pro forma information below is presented for comparative purposes, as required by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, to illustrate the pro forma effect on net earnings and related earnings per share for the periods ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for that period (in thousands):

                                                                                        Three Months        Nine Months
                                                                                           Ended               Ended
                                                                                        September 30,       September 30,
                                                                                           2005                 2005
                                                                                         ---------            ---------
  Net earnings, as reported                                                             $  15,317            $ 41,770
  Add:  Stock-based compensation expense included in reported income, net of
  tax  ($78 and $230, respectively)                                                           145                 428
  Deduct:  Total stock-based compensation expense determined under fair
  value-based method for all awards, net of tax ($609 and $1,946, respectively)            (1,131)             (3,615)
                                                                                        ---------            ---------
  Adjusted net earnings                                                                  $ 14,331            $ 38,583

  Net earnings per share:
    Basic - as reported                                                                    $ 0.48              $ 1.33
    Basic - as adjusted for stock-based compensation expense                               $ 0.45              $ 1.22

    Diluted - as reported                                                                  $ 0.47              $ 1.29
    Diluted - as adjusted for stock-based compensation expense                             $ 0.44              $ 1.19

Stock Incentive Plans - The 2003 Performance Plan (the "2003 Plan") allows the Compensation, Management Development and Corporate Governance Committee of the Board of Directors (the "Committee") to grant up to 3,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock). The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards. During the first nine months of 2006 and 2005, the Committee granted 496,475 and 586,475 non-qualified stock options for a term of ten years at the fair market value of the Company's Common Shares on the date of grant under the 2003 Plan.

Restricted stock awards of 115,932 and 21,304 shares were granted in the first nine months of 2006 and 2005, respectively, without cost to the recipients. Under the terms of the restricted stock awards, all of the shares granted vest ratably over the four years after the award date. Unearned restricted stock compensation of $2,879,188 for the shares granted in the first nine months of 2006 and $1,016,200 for the shares granted in the first nine months of 2005, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period. Compensation expense of $716,000 and $658,000 was recognized in the first nine months of 2006 and 2005, respectively, related to restricted stock awards granted since 2001. As of September 30, 2006, restricted stock awards totaling 150,535 were not yet vested.

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

Stock option activity during the nine months ended September 30, 2006 was as follows:

                                                                Weighted Average
                                                                  Exercise Price
                                                                    --------
  Options outstanding at January 1, 2006               4,776,162     $31.57
  Granted                                                496,475      24.04
  Exercised                                             (219,448)     24.93
  Canceled                                              (246,025)     36.47
                                                       ---------      -----
  Options outstanding at September 30, 2006            4,807,164     $30.72
                                                       =========     ======

  Options price range at September 30, 2006            $16.03 to $47.80

  Options exercisable at September 30, 2006            4,283,250
  Options available for grant at September 30, 2006*   1,766,635

* Options available for grant as of September 30, 2006 reduced by net restricted stock award activity of 245,949.

The following table summarizes information about stock options outstanding at September 30, 2006:

                                           Options Outstanding                                Options Exercisable
                                           -------------------                                -------------------
                              Number        Weighted Average                                Number
                           Outstanding         Remaining         Weighted Average         Exercisable       Weighted Average
    Exercise Prices        At 9/30/06       Contractual Life       Exercise Price         At 9/30/06         Exercise Price
    ---------------        ----------       ----------------       --------------         ----------         --------------
    $16.03 - $19.50           394,505             2.9 years            $18.53                394,505             $18.53
    $20.06 - $24.75         1,387,971             4.9                  $23.27                946,509             $23.52
    $25.13 - $29.85           667,083             2.7                  $25.35                660,183             $25.31
    $30.02 - $34.54           614,130             6.0                  $32.67                543,180             $32.81
    $36.10 - $39.67           675,712             6.5                  $37.25                675,712             $37.25
    $40.07 - $47.80         1,063,170             8.4                  $43.18              1,063,170             $43.18
                            ---------             ---                  ------              ---------             ------
         Total              4,807,164             5.6                  $30.72              4,283,250             $31.56
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

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                            2006          2005
                                                            ----          ----
                Expected dividend yield                     1.24%         .67%
                Expected stock price volatility             28.7%        26.7%
                Risk-free interest rate                     4.80%        4.38%
                Expected life (years)                        5.6          5.6

The assumed expected life used is based on the Company's historical analysis of option history. The expected volatility used is also based on actual historical volatility, and expected dividend yield used is based on historical dividends as the Company has no current intention of changing its dividend policy.

The weighted-average fair value of options granted during the first nine months of 2006 and 2005 was $9.11 and $12.41, respectively. The plans provide that shares granted come from the Company's authorized but unissued Common Shares or treasury shares. In addition, the Company's stock-based compensation plans allow participants to exchange shares for withholding taxes, which results in the Company acquiring treasury shares. The weighted-average remaining contractual life of options outstanding at September 30, 2006 and 2005 was 5.6 years for both periods, respectively. The total instrinsic value of stock awards exercised during the nine months ended September 30, 2006 and 2005 were $1,732,000 and $7,223,000, respectively. As of September 30, 2006, all options outstanding and all options exercisable had no intrinsic value as all options had exercisable prices greater than the Company's closing stock price as of September 30, 2006. The exercise of stock awards in the first nine months of 2006 and 2005 resulted in cash received by the Company totaling $2,220,000 and $2,552,000 for each period, respectively and tax benefits of $926,000 and $4,475,000, respectively.

As of September 30, 2006, there was $8,136,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested shares, and includes $3,856,000 related to restricted stock awards. The Company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years.

Prior to the adoption of SFAS 123R, the Company presented all tax benefit deductions resulting from the exercise of stock options as a component of operating cash flows in the Consolidated Statement of Cash Flows. In accordance with SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options is classified as a component of financing cash flows. The impact of this change was not material in the first nine months of 2006.

Warranty Costs - Generally, the Company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The Company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the Company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the Company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the first nine months of 2006.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

   Balance as of January 1, 2006                                      $ 15,583
   Warranties provided during the period                                 6,316
   Settlements made during the period                                   (7,165)
   Changes in liability for pre-existing warranties during
       the period, including expirations                                   454
                                                                      --------
   Balance as of September 30, 2006                                   $ 15,188
                                                                      ========

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

To date, the Company has made substantial progress on its restructuring activities, including exiting four facilities and eliminating approximately 535 positions through September 30, 2006, including 235 positions in the first nine months of 2006. Restructuring charges of $9,997,000 were incurred in the first nine months of 2006, of which $1,644,000 is recorded in cost of products sold, since it relates to inventory markdowns, and the remaining charge amount is included in the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Earnings. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the Company's restructuring plans or changes in estimates, and the Company expects to utilize the accruals recorded through September 30, 2006 during the next twelve months.

A progression of the accruals by segment recorded as a result of the restructuring is as follows (in thousands):

                                                    Balance at                                           Balance at
                                                      12/31/05          Accruals        Payments           9/30/06
                                                       -------           -------         -------            -------
North America
  Severance                                            $ 2,242           $ 4,758        $ (5,749)           $ 1,251
  Contract terminations                                    165               801            (894)                72
  Product line discontinuance                                -             1,220            (658)               562
                                                       -------           -------         -------            -------
     Total                                             $ 2,407           $ 6,779        $ (7,301)           $ 1,885
                                                       =======           =======        =========           =======
Europe
------
  Severance                                              $ 799             $ 925        $ (1,615)             $ 109
  Product line discontinuance                                -               455            (455)                 -
  Other                                                      -               906            (906)                 -
                                                       -------           -------         -------            -------
     Total                                               $ 799           $ 2,286        $ (2,976)             $ 109
                                                       =======           =======         =======            =======
Asia/Pacific
------------
  Severance                                              $  63             $ 254          $ (317)              $  -
  Contract terminations                                      -               393            (344)                49
  Product line discontinuance                                -               279            (279)                 -
  Other                                                      -                 6              (6)                 -
                                                       -------           -------         -------            -------
     Total                                               $  63             $ 932          $ (946)             $  49
                                                       =======           =======         =======            =======
Consolidated
  Severance                                            $ 3,104           $ 5,937        $ (7,681)           $ 1,360
  Contract terminations                                    165             1,194          (1,238)               121
  Product line discontinuance                                -             1,954          (1,392)               562
  Other                                                      -               912            (912)                 -
                                                       -------           -------         -------            -------
     Total                                             $ 3,269           $ 9,997       $ (11,223)           $ 2,043
                                                       =======           =======         =======            =======

Comprehensive Earnings - Total comprehensive earnings were as follows (in thousands):

                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                       September 30,
                                                                   2006          2005                  2006          2005
                                                                -------       -------               -------       -------
Net earnings                                                   $  9,693      $ 15,317               $19,853       $41,770
Foreign currency translation gain (loss)                          3,945         7,457                43,715       (31,627)
Unrealized gain (loss) on available for sale securities              (2)           39                   (40)           49
Current period unrealized gain (loss) on cash flow hedges           272         2,105                 1,366        (2,232)
                                                                -------       -------               -------       -------
Total comprehensive earnings                                    $13,908       $24,918               $64,894        $7,960
                                                                =======       =======               =======       =======

Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):

                                           September 30,           December 31,
                                                   2006                   2005
                                                -------                -------
Raw materials                                  $ 64,074                $59,888
Work in process                                  26,338                 16,700
Finished goods                                  109,982                100,337
                                                -------                -------
                                               $200,394               $176,925
                                                =======                =======

Property and Equipment - Property and equipment consist of the following (in thousands):


                                           September 30,           December 31,
                                                   2006                   2005
                                                -------                -------

       Machinery and equipment                 $268,480               $252,545
       Land, buildings and improvements          88,895                 84,031
       Furniture and fixtures                    27,959                 28,788
       Leasehold improvements                    15,394                 15,194
                                                -------                -------
                                                400,728                380,558
       Less allowance for depreciation         (226,604)              (204,352)
                                                -------                -------
                                               $174,124               $176,206
                                                =======                =======

Financing Arrangements - On September 28, 2006, the Company extended the termination date of its Receivables Purchase Agreement until November 30, 2006.

Acquisitions - In the first nine months of 2006, the Company made no acquisitions. On September 9, 2004, the Company acquired 100% of the shares of WP Domus GmbH (Domus), a European-based holding Company that manufactures several complementary product lines to Invacare's product lines, including power add-on products, bath lifts and walking aids, from WP Domus LLC. Domus has three divisions: Alber, Aquatec and Dolomite. The Company recorded accruals of $5,954,000 in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, of which $3,833,000 is outstanding as of September 30, 2006.

A progression of the accruals balances for the first nine months of 2006 is as follows (in thousands):

                                       Balance at     Additional                                        Balance at
                                        12/31/05        Accruals        Adjustments       Payments         9/30/06
                                        --------        --------        -----------       --------         -------
Severance                               $ 3,049         $     -            $   118          $  (268)       $ 2,899
Exit of product lines                       897               -                 37                -            934
                                        -------         -------            -------          -------        -------
     Total                              $ 3,946         $     -              $ 155          $  (268)       $ 3,833
                                        =======         =======            =======          =======        =======

The adjustments above represent the impact of currency translation. The Company anticipates all of the remaining reserves to be utilized or reversed in 2006.

Income Taxes - The Company had an effective tax rate of 25.0% for the nine month period ended September 30, 2006 compared with 31.9% for the same period a year ago. The effective tax rate declined due to a change in estimate in the mix of earnings and permanent deductions. The Company's effective tax rate is lower than the U.S. federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the U.S. federal statutory rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K as furnished to the Securities and Exchange Commission on October 26, 2006.

OUTLOOK

The domestic market for the Company's products has become seriously disrupted due to recently announced changes to Medicare reimbursement rules and policies for power wheelchairs and oxygen. Changes announced by the Centers for Medicare and Medicaid Services (CMS), effective November 15, 2006, impact Power Mobility Devices (PMD), by stipulating that the maximum fees that Medicare will reimburse suppliers for these products will be approximately 35% to 40% less than what they currently receive. If these fees are implemented, access to the medically appropriate PMD and customized mobility solutions designed for the mobility needs of disabled consumers will be dramatically reduced.

On November 1, 2006, the CMS posted the final rule to implement oxygen and capped rental provisions of the Deficit Reduction Act of 2005. The final rule requires medical equipment providers to transfer title of oxygen equipment to the beneficiary after 36 months for equipment placed in service after January 2, 2006. CMS also established a payment class for new technology such as portable oxygen transfilling equipment and portable oxygen concentrators. The final rule encourages the use of new oxygen technologies like the Invacare(R) HomeFill(TM) Oxygen System as it will receive higher reimbursement than traditional portable modalities.

The reimbursement changes and uncertainties affecting the core North American home medical equipment businesses make forecasting the Company's financial results for the remainder of 2006 difficult. Aside from the revenue slowdown, the Medicare changes are so dramatic that, if they are implemented in their current form, there will be customers who will not be able to change their infrastructure quickly enough to survive. As the industry's largest creditor, the Company would likely encounter increased bankruptcies in its customer base if there are no meaningful adjustments to these Medicare changes. Invacare intends to monitor this situation carefully, and if the new fee schedule is implemented in substantially its current form, the Company will assess the adequacy of its reserves for bad debt based upon its judgment as to how effectively providers will adapt to the changing reimbursement climate. While the Company believes its allowance for doubtful accounts is appropriately stated as of September 30, 2006, based on the current reimbursement levels, there is no way to predict the potential consequences to our provider customers if the new fee schedule is implemented in its present form. In the short-term, this uncertainty has caused providers to reduce their purchases and lower their inventory levels.

As a result of these conditions, the Company has lowered its full year earnings per share guidance to between $1.10 and $1.25, excluding restructuring charges, from its previous guidance of $1.45 to $1.65. This guidance excludes the impact of any one-time credit risks that arise resulting from the significant reduction in PMD reimbursement levels. In addition, the Company undertakes its annual impairment test of goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, in the fourth quarter of each year. As a result of the reduced earnings guidance and one-time credit risks, there is the potential for an impairment charge related to these assets. The Company will complete this analysis during the fourth quarter. The impact of this potential impairment charge is excluded from the guidance. The net sales change for the year is expected to be between negative 2% and negative 4%. This new guidance excludes any fourth quarter impact from foreign currency and acquisitions.

This earnings per share range includes the impact from the stock option accounting Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment ("SFAS 123R") issued by the Financial Accounting Standards Board. The impact of SFAS 123R on earnings per share for 2006 is estimated to be $0.03.

The Company anticipates operating cash flows of between $57 million and $67 million and net purchases of property, plant and equipment of approximately $22 million, down from our previous guidance in which operating cash flows were anticipated to be between $70 to $85 million and net purchases of property, plant and equipment was approximated to be $30 million. This outlook is subject to the potential impact from the previously mentioned PMD fee reductions and related one-time credit risks.

In light of the reimbursement changes, the Company has already begun to aggressively plan for further adjustments to our manufacturing strategy and rationalization of our product offerings and will undertake additional restructuring initiatives to adjust our costs and expenses and product assortments within the Medicare environment to mitigate the adverse consequences from these changes. The following previously communicated initiatives continue to be on track:

     >> Shifting substantial resources from product development to manufacturing cost reduction activities, engineered product cost reductions and product rationalization;
     >>   Manufacturing   cost   reduction    activities   including   headcount
          reductions;
     >> Transferring additional manufacturing to China and increasing the Asian sourcing of products. We expect the total cost of products coming from Asia to exceed $200 million in 2006, an increase of over 40% compared to 2005; and
     >> Continue to cost reduce the design and engineering of our products to address the reimbursement and pricing realities.

As a result of the dramatic reductions of 35%-40% in Medicare power wheelchair reimbursement, the Company will aggressively initiate further cost reductions and also work with providers to assist them in adjusting their business models for success under the changing reimbursement environment. The industry has never been more energized and coordinated to bring these reimbursement challenges to a favorable conclusion for providers and consumers.

In addition to these actions, the Company is progressing on its global manufacturing and distribution strategy to exit a number of manufacturing and distribution locations and reduce costs by $30 million annually by 2008.

As a result of the unstable reimbursement environment created by the U.S. government, external sales forecasting is meaningless. The Company will not attempt to make a public forecast for 2007 until 1) future oxygen and motorized wheelchair reimbursement is further understood and 2) November elections results are known and the new Congressional legislative agenda is communicated.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended September 30, 2006 were $379,462,000, compared to $395,270,000 for the same period a year ago, representing a 4% decrease. Foreign currency translation increased net sales by one percentage point. For the nine months ended September 30, 2006, net sales decreased 4% to $1,112,930,000, compared to $1,162,481,000 for the same period a year ago. Acquisitions contributed one percentage point to net sales, while foreign currency translation resulted in a decrease of one percentage point.

Excluding the impact of foreign currency and acquisitions, the net sales decline in the third quarter and first nine months was negatively impacted by Medicare reimbursement policies, which have been most disruptive to the power wheelchair and oxygen markets, including the most recent changes impacting PMDs announced by the CMS.

North American Operations

North American net sales decreased 5% for the quarter to $248,294,000 as compared to $260,448,000 for the same period a year ago with foreign currency accounting for an increase of less than one percentage point while acquisitions did not impact results for the quarter. For the first nine months of 2006, net sales decreased 3% to $748,375,000 as compared to $774,716,000 for the same period a year ago, with foreign currency and acquisitions each contributing less than one percentage point to net sales. These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), Continuing Care (beds and furniture), Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) and Distributed (ostomy, incontinence, diabetic, wound care and other medical supplies) products.

The decrease for the quarter was principally due to net sales decreases in Respiratory products (15%), Rehab products (9%) and Standard products (4%), which were partially offset by net sales increases in Continuing Care products (7%) and Distributed products (3%).

The Respiratory products net sales decline for the quarter was largely due to slower demand in the HomeFillTM oxygen system product line. Sales to small providers and independents declined 34% in the quarter. While the Company's proprietary technology continues to build share in the ambulatory oxygen market, providers have slowed purchases of HomeFillTM until they have a clearer view of future oxygen reimbursement levels. The Deficit Reduction Act passed earlier this year included the enactment of a 36-month capped rental period as compared to previously uncapped oxygen payments. In September, the Office of Inspector General issued a study suggesting $3.2 billion in savings over five years from a further reduction to a 13-month capped rental period. The uncertainty created by these announcements continues to negatively impact the oxygen market, particularly those providers considering changing to the HomeFill oxygen system.

The decline in net sales of Standard products for the quarter was due to particular weakness in manual wheelchairs and patient aids (canes, walkers, bath aids) due to low-cost Asian imports negatively impacting volumes. Unit volumes compared to prior year are stable to improved in many categories, excluding patient aids, with sales declines as a result of lower average sales prices. Standard Products revenues improved sequentially over the first and second quarters, by 5% and 2% respectively, as a result of pricing and product line adjustments, which have been facilitated by the acceleration of our Asian sourcing program.

Rehab product net sales decline was due primarily to continued Medicare and Medicaid related reimbursement pressures. Sales of consumer power wheelchairs were down 17% and custom power sales were down 12% and continue to be acutely impacted by these reimbursement issues.

Distributed product sales increase was primarily as a result of growth in sales to the retail sector and continuing increases in revenues from Invacare branded product for the quarter. Invacare Continuing Care Group sales increased in the quarter due to refinements to the channel strategy and sales investments resulting in increased unit volumes in its core bed products along with increases in other offerings such as bathing products and an injury reduction program for long-term caregivers.

European Operations

European net sales increased 2% for the quarter to $113,908,000 as compared to $111,909,000 for the same period a year ago, with foreign currency accounting for four percentage points of the net sales decrease, while acquisitions did not impact results for the quarter. European net sales for the first nine months decreased 3% to $314,141,000 as compared to $324,331,000 for the same period a year ago, with foreign currency accounting for three percentage points of the net sales decrease, while acquisitions contributed one percentage point for the nine-month period. Reimbursement challenges continue to impact our German business in the Invacare wheelchair product lines though these pressures have significantly moderated.

Asia/Pacific Operations

The Company's Asia/Pacific operations consist of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs and Pro Med lifts, DecPac ramps and Australian Healthcare Equipment beds, furniture and pressure care products; Dynamic Controls, a New Zealand manufacturer of electronic operating components used in power wheelchairs and scooters; Invacare New Zealand, a distributor of a wide range of home medical equipment; and Invacare Asia Sales, which imports and distributes home medical equipment to the Asia markets.

Asia/Pacific net sales decreased 25% in the quarter to $17,260,000 from $22,913,000 in the third quarter of 2005 and decreased 21% year to date to $50,414,000 from $63,434,000 for the same period a year ago. For the quarter, foreign currency accounted for three percentage points of the net sales decline, while acquisitions did not impact results for the quarter. For the first nine months of the year, foreign currency translation contributed five percentage points to the decrease while acquisitions contributed less than one percentage point. Performance in this region continues to be negatively impacted by U.S.

reimbursement uncertainty in the consumer power wheelchair market, resulting in decreased sales of microprocessor controllers by Invacare's Dynamic Controls subsidiary.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine-month periods ended September 30, 2006 were 29.4% and 28.7%, respectively, compared to 30.0% and 29.4%, respectively, in the same periods last year. However, gross margin improved by .9 percentage points in the third quarter compared to the second quarter of 2006 as a result of cost reduction initiatives. Margins continue to be negatively impacted by lower volumes, high freight costs and a change in sales mix toward lower margin products.

For the first nine months, North American margins as a percentage of net sales declined to 27.0% compared with 29.0% in the same period last year principally due to reduced volumes of higher margin product, largely as a result of government reimbursement uncertainties primarily in Rehab and Respiratory products and to a lesser extent by pricing reductions in Standard products. In Europe, gross margin as a percentage of net sales improved year to date by 2.0 percentage points due to continued cost reduction activities. Gross margin, as a percentage of net sales in Asia/Pacific, decreased year to date by .9 percentage points, largely due to a change in sales mix toward lower margin products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense as a percentage of net sales for the three and nine months ended September 30, 2006 was 23.4% and 23.5%, respectively, compared to 21.9% and 22.4%, respectively, for the same periods a year ago. The dollar increases were $2,213,000 and $1,712,000, or 2.6% and 0.7%, respectively, for the quarter and first nine months of the year. Acquisitions did not have an impact on these expenses for the quarter but increased the first nine months expenses by $2,408,000, while foreign currency translation increased these expenses by $931,000 in the quarter and decreased these expenses by $3,690,000 in the first nine months compared to the same periods a year ago. Excluding the impact of foreign currency translation and acquisitions, selling, general and administrative expense increased 1.5% for the quarter and 1.2% compared to the same period a year ago.

North American SG&A cost increased $2,471,000, or 4.5%, for the quarter and $6,922,000, or 4.3%, in the first nine months compared to the same periods a year ago. Acquisitions did not impact the spending and accounted for 1.0% of the increase in the first nine months, respectively, while foreign currency translation accounted for approximately 0.6% of the increase in each period, respectively. The increase in spending is primarily attributable to increased depreciation as a result of ERP implementation and higher distribution costs.

European SG&A expense increased $171,000, or 0.6%, for the quarter and decreased $3,727,000 or 4.5% for the first nine months compared to the same periods a year ago. For the quarter, acquisitions did not have an impact on the results, and foreign currency translation increased SG&A by $853,000 or 3.2%. For the first nine months of 2006, acquisitions increased SG&A expense by $594,000 or 0.7%, and foreign currency translation decreased SG&A by $3,712,000 or 4.4%.

Asia/Pacific SG&A expense decreased $429,000, or 8.7%, for the quarter and $1,483,000, or 10.5%, in the first nine months of the year compared to the same periods a year ago. For the quarter, foreign currency translation decreased SG&A expense by $241,000, or 4.9%, while acquisitions had no impact. For the first nine months of 2006, acquisitions increased SG&A expense by $158,000, or 1.1%, and foreign currency translation decreased SG&A by $927,000, or 6.6%.

CHARGE RELATED TO RESTRUCTURING ACTIVITIES

On July 28, 2005, the Company announced cost reductions and profit improvement actions, which included: reducing global headcount, outsourcing improvements utilizing the Company's Chinese manufacturing capability and third parties, shifting substantial resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy, reducing general expenses, and exiting four facilities.

The restructuring was necessitated by the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the Company as a result of outsourcing by competitors to lower cost locations.

To date, the Company has made substantial progress on its restructuring activities, including exiting four facilities and eliminating approximately 535 positions through September 30, 2006, including 235 positions in the first nine months of 2006. Restructuring charges of $2,928,000 and $9,997,000 were incurred in the three and nine month periods ending September 30, 2006, of which $572,000 and $1,644,000, respectively, is recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Earnings as part of operations. Restructuring charges of $2,760,000 were incurred in the quarter ending September 30, 2005, principally for severance, of which $2,211,000 was incurred in North America, $297,000 in Asia/Pacific and $252,000 in Europe.

The restructuring charge for the quarter included charges of $1,914,000 in North America, which were incurred principally for severance; $848,000 in Europe primarily related to product line discontinuations and severance and other; and $166,000 in Asia/Pacific mostly related to exited contracts. Restructuring charges for the first nine months included charges of $6,779,000 in North America, which were incurred principally for severance; $2,286,000 in Europe primarily related to severance; and $932,000 in Asia/Pacific related to contract terminations.

With additional actions to be undertaken during the remainder of 2006, the Company anticipates recognizing restructuring charges of approximately $12,500,000 for the year pre-tax, which includes the incurrence of additional charges, primarily in Europe. The Company is assessing further cost reductions as a result of the dramatic reduction in Medicare reimbursement for power wheelchairs in the U.S. In addition, the Company continues to further refine its global manufacturing and distribution strategy, which is expected to result in additional annualized pre-tax savings of up to $30 million annually by 2008 once all plans have been executed.

INTEREST

Interest expense increased $1,306,000 and $4,595,000 for the third quarter and first nine months of 2006, respectively, compared to the same periods last year, primarily due to higher average borrowing rates. Interest income for the third quarter and first nine months of 2006 decreased $34,000 and $523,000, respectively, compared to the same periods last year, primarily due to extended financing terms provided to our customers.

INCOME TAXES

The Company had an effective tax rate of 20.5% for the three-month period and 25.0% for the nine-month period ended September 30, 2006, compared with 31.9% for each of the same periods a year ago. The effective tax rate declined due to a change in estimate in the mix of earnings and permanent deductions. The Company's effective tax rate is lower than the U.S. federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the U.S. federal statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's reported level of debt decreased by $66,387,000 from December 31, 2005 to $471,594,000 at September 30, 2006, as cash generated from operations and cash made available due to better cash management was used to pay down debt.

As of September 30, 2006, the Company had approximately $448,600,000 available under its lines of credit, excluding debt covenant restrictions. The Company's borrowing arrangements contain covenants with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the Company's bank agreements and agreements with its note holders. As of September 30, 2006, the Company was in compliance with all covenant requirements. Under the most restrictive covenant of the Company's borrowing arrangements, the Company has the capacity to borrow up to an additional $4,659,000 as of September 30, 2006.

On September 28, 2006, the Company extended the termination date of its Receivables Purchase Agreement until November 30, 2006.

On November 6, 2006, the Company determined that it was in violation of a financial covenant contained in three Note Purchase Agreements between the Company and various institutional lenders (the "Note Purchase Agreements"). The Note Purchase Agreements relate to an aggregate principal amount of $330 million in long-term debt of the Company. The financial covenant limits the ratio of consolidated debt to consolidated operating cash flow. The Company believes the limits were exceeded as a result of borrowings by the Company in early October, 2006 under its $500 million credit facility dated January 14, 2005 with various banks (the "Credit Facility"). The violation of the covenant under the Note Purchase Agreements also may constitute a default under both the Credit Facility and the Company's separate $100 million trade receivables securitization facility (collectively, all of these loan facilities are referred to as the "Loan Facilities"). The Company has commenced discussions with its lenders and is confident that it can obtain the necessary waivers of the covenants that have been violated. However, there can be no assurance that these waivers can be secured, in which event the lenders have the right to prohibit additional borrowings under the Credit Facility, accelerate the Company's indebtedness under each of the Loan Facilities and take other actions as provided in the Loan Facilities. Any such action by the lenders would have a material adverse effect on the Company's liquidity and/or its financial position

CAPITAL EXPENDITURES

The Company had no individually material capital expenditure commitments outstanding as of September 30, 2006. The Company estimates that capital investments for 2006 will approximate $22,000,000 as compared to $31,517,000 in

2005. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $37,281,000 for the first nine months of 2006 compared to $63,123,000 in the first nine months of 2005. The decrease in operating cash flows for the first nine months of 2006 compared to the same period a year ago was primarily the result of lower earnings principally offset by change in inventories, which were less of a drain on cash.

Cash used for investing activities was $16,965,000 for the first nine months of 2006 compared to $81,078,000 in the first nine months of 2005. The decrease in cash used for investing is the result of no acquisitions being completed in the first nine months of 2006 compared to the first nine months of 2005 and reduced purchases of property and equipment in the first nine months of 2006 compared to the first nine months of 2005.

Cash required by financing activities was $35,843,000 for the first nine months of 2006 compared to $11,918,000 in the first nine months of 2005. Financing activities for the first nine months of 2006 were impacted by a decrease in the Company's net long-term borrowings as operating cash flows were used to decrease borrowings compared to the same period a year ago.

The effect of foreign currency translation and acquisitions may result in amounts being shown for cash flows in the Condensed Consolidated Statement of Cash Flows that are different from the changes reflected in the respective balance sheet captions.

During the first nine months of 2006, the Company generated free cash flow of $29,499,000 compared to free cash flow of $44,045,000 in the first nine months of 2005. The decrease was primarily attributable to lower earnings partially offset by fewer purchases of property, plant & equipment and lower inventory increases than in the prior year. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including, for example, acquisitions). The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):
                                                           Nine Months Ended
                                                              September 30,
                                                           2006           2005
                                                        -------        -------

  Net cash provided by operating activities            $ 37,281         $63,123
  Net cash impact related to restructuring activities     7,707             335
  Less:  Purchases of property and equipment - net      (15,489)        (19,413)
                                                        -------         -------
  Free Cash Flow                                       $ 29,499         $44,045
                                                        =======         =======

DIVIDEND POLICY

On August 23, 2006, the Company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of October 2, 2006, which was paid on October 13, 2006. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Goodwill, Intangible and Other Long-Lived Assets
Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. As a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets in 2002, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company completes its annual impairment tests in the fourth quarter of each year. The results of these analyses indicated no impairment of goodwill through 2005. Interest rates have a significant impact upon the discounted cash flow methodology utilized in our annual impairment testing. Increasing interest rates decrease the fair value estimates used in our testing.

Product Liability
The Company's captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $13,000,000 in the aggregate of the Company's North American product liability exposure. The Company also has additional layers of external insurance coverage insuring up to $75,000,000 in annual aggregate losses arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the Company's per country foreign liability limits as applicable. There can be no assurance that Invacare's current insurance levels will continue to be adequate or available at affordable rates.

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

Accounting for Stock-Based Compensation
Prior to January 1, 2006, the Company accounted for options under its stock-based compensation plans using the intrinsic value method proscribed in Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective application method. Under the modified prospective method, compensation cost was recognized for the nine months ended September 30, 2006 for: 1) all stock-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value calculated in accordance with SFAS 123R, and 2) all stock-based payments granted prior to, but not vested as of, January 1, 2006 based upon grant-date fair value previously calculated for previously presented pro forma footnote disclosures in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation. Results for periods prior to January 1, 2006 have not been restated.

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

The decision, which was effective as of December 21, 2005, accelerated the vesting for a total of 1,368,307 options on the Company's common shares, including 646,100 shares underlying options held by the Company's named executive officers. The stock options accelerated equated to 29% of the Company's total outstanding stock options. Vesting was not accelerated for the restricted stock awards granted under the Company's stock-based compensation plans and no other modifications were made to the awards that were accelerated. The exercise prices of the accelerated options, all of which were underwater, were unchanged by the acceleration of the vesting schedules.

All of the Company's outstanding unvested options under its stock-based compensation plans which were accelerated, had exercise prices ranging from $30.91 to $47.80 which were greater than the Company's stock market price of $30.75 as of the effective date of the acceleration.

Upon adoption of SFAS 123R, the Company did not make any other modifications to the terms of any previously granted options. However, the terms of new awards granted have been modified so that the vesting periods are deemed to be substantive for those who may be retiree eligible. No changes were made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the Company continues to use a Black-Scholes valuation model. As of September 30, 2006, there was $8,136,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested shares, and includes
$3,856,000 related to restricted stock awards. The Company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years. The impact on earnings per share for 2006 is estimated to be $0.03.

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

Income Taxes
As part of the process of preparing its financial statements, the Company is required to estimate income taxes in various jurisdictions. The process requires estimating the Company's current tax exposure, including assessing the risks associated with tax audits, as well as estimating temporary differences due to the different treatment of items for tax and accounting policies. The temporary differences are reported as deferred tax assets and/or liabilities. The Company also must estimate the likelihood that its deferred tax assets will be recovered from future taxable income and whether or not valuation allowances should be established. In the event that actual results differ from its estimates, the Company's provision for income taxes could be materially impacted.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("FAS 148"). FAS 158, among other things, requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability on the Condensed Consolidated Balance Sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt and will adopt FAS 158 for its December 31, 2006 financial statements and is currently analyzing the requirements and thus is unable to estimate the impact to the Company's reported results at this time.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company uses interest rate swap agreements to mitigate its current and future exposure to interest rate fluctuations. Based on the Company's September 30, 2006 debt levels, a 1.0% change in interest rates would impact interest expense by approximately $1,787,000 over the next twelve months. Additionally, the Company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q  contains  forward-looking  statements  within the meaning of the
"Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "plan," "intend," "expect," "continue," "forecast," "believe," "anticipate" and "seek," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: pricing pressures, the success of the Company's ongoing efforts to reduce costs, increasing raw material costs, the consolidations of health care customers and competitors, government budgetary and reimbursement issues at both the federal and state level (including those that affect the sales of and margins on product, along with the viability of customers), provider credit risks and possible goodwill impairment arising out of announced reimbursement changes, the ongoing implementation of the Company's North American enterprise resource planning system, the ability to develop and sell new products with higher functionality and lower costs, the effect of offering customers competitive financing terms, the ability to successfully identify, acquire and integrate strategic acquisition candidates, the difficulties in managing and operating businesses in many different foreign jurisdictions, the orderly completion of facility consolidations, the vagaries of any litigation or regulatory investigations that the Company may be or become involved in at any time, the difficulties in acquiring and maintaining a proprietary intellectual property ownership position, the overall economic, market and industry growth conditions, foreign currency and interest rate risks, Invacare's ability to improve financing terms and reduce working capital, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. We undertake no obligation to review or update these forward-looking statements or other information contained herein.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

The information called for by this item is provided under the same caption under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

As of September 30, 2006, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006, in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (2) accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (c) The following table presents information with respect to repurchases of common shares made by the Company during the three months ended September 30, 2006. All of the repurchased shares were surrendered to the Company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the Company's 2003 Performance Plan.


                             Total Number       Average              Total Number of Shares               Maximum Number
                                  of             Price                Purchased as Part of            of Shares That May Yet
                                Shares           Paid                  Publicly Announced               Be Purchased Under
 Period                       Purchased        Per Share               Plans or Programs               the Plans or Programs
 -------------------         ------------      ---------             ----------------------            ---------------------
  7/1/2006-7/31/2006              -                -                           -                                 -
  8/1/2006-8/31/2006 (1)        1,125          $ 22.13                         -                                 -
  9/1/2006-9/30/2006              -                -                           -                                 -
                                -----            -----                       -----                             -----
  Total                         1,125          $ 22.13                         -                              $  -
                                =====            =====                       =====                             =====

     (1)  Represents   common  shares   surrendered   to  the  Company  for  tax
          withholding purposes in conjunction with the vesting of restricted shares under the Company's 2003 Performance Plan.

On August 17, 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares. To date, the company has purchased 637,100 shares with authorization remaining to purchase 1,362,900 more shares. The company purchased no shares pursuant to this Board authorized program during the third quarter of 2006.

Item 5.   Other Information.

On November 6, 2006, the Company determined that it was in violation of a financial covenant contained in three Note Purchase Agreements between the Company and various institutional lenders (the "Note Purchase Agreements"). The Note Purchase Agreements relate to an aggregate principal amount of $330 million in long-term debt of the Company. The financial covenant limits the ratio of consolidated debt to consolidated operating cash flow. The Company believes the limits were exceeded as a result of borrowings by the Company in early October, 2006 under its $500 million credit facility dated January 14, 2005 with various banks (the "Credit Facility"). The violation of the covenant under the Note Purchase Agreements also may constitute a default under both the Credit Facility and the Company's separate $100 million trade receivables securitization facility (collectively, all of these loan facilities are referred to as the "Loan Facilities"). The Company has commenced discussions with its lenders and is confident that it can obtain the necessary waivers of the covenants that have been violated. However, there can be no assurance that these waivers can be secured, in which event the lenders have the right to prohibit additional borrowings under the Credit Facility, accelerate the Company's indebtedness under each of the Loan Facilities and take other actions as provided in the Loan Facilities. Any such action by the lenders would have a material adverse effect on the Company's liquidity and/or its financial position.

Item 6. Exhibits.

                Exhibit No.
                       31.1 Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
                       31.2 Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
                       32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
                       32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INVACARE CORPORATION


                                     By:/s/ Gregory C. Thompson
                                        ----------------------------------------
                                        Gregory C. Thompson
                                        Chief Financial Officer
                                       (As Principal Financial and Accounting
                                        Officer and on behalf of the registrant)

Date:  November 9, 2006