Form 10-K
period 2006-12-31
INVACARE CORP
filed 2007-03-01
CIK 742112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-12938

INVACARE CORPORATION
(Exact name of Registrant as specified in its charter)

Ohio	95-2680965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Invacare Way, P.O. Box 4028, Elyria, Ohio 44036
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (440) 329-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered

Common Shares, without par value Rights to Purchase Preferred Shares, without par value	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the 27,936,717 Common Shares of the Registrant held by non-affiliates was $695,065,519 and the aggregate market value of the 31,391 Class B Common Shares of the Registrant held by non-affiliates was $781,008. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2006, which was $24.88. For purposes of this information, the 2,828,283 Common Shares and 1,080,174 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.

As of February 23, 2007, 30,864,771 Common Shares and 1,111,165 Class B Common Shares were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2006.

INVACARE CORPORATION
2006 ANNUAL REPORT ON FORM 10-K CONTENTS

PART I

Item 1.	Business.

GENERAL

Invacare Corporation is the world’s leading manufacturer and distributor in the $8.0 billion worldwide market for medical equipment used in the home based upon our distribution channels, breadth of product line and net sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care, retail and extended care markets. The company continuously revises and expands its product lines to meet changing market demands and currently offers numerous product lines. The company sells its products principally to over 25,000 home health care and medical equipment providers, distributors and government locations in the United States, Australia, Canada, Europe, New Zealand and Asia. Invacare’s products are sold through its worldwide distribution network by its sales force, telesales associates and various organizations of independent manufacturers’ representatives and distributors. The company also distributes medical equipment and disposable medical supplies manufactured by others.

Invacare is committed to design, manufacture and deliver the best value in medical products, which promote recovery and active lifestyles for people requiring home and other non-acute health care. Invacare pursues this vision by:

•	designing and developing innovative and technologically superior products;

•	ensuring continued focus on our primary market — the non-acute health care market;

•	marketing our broad range of products;

•	providing the industry’s most professional and cost-effective sales, customer service and distribution organization;

•	supplying superior and innovative provider support and aggressive product line extensions;

•	building a strong referral base among health care professionals;

•	building brand preference with consumers;

•	continuously advancing and recruiting top management candidates;

•	empowering all employees;

•	providing a performance-based reward environment; and

•	continually striving for total quality throughout the organization.

When the company was acquired in December 1979 by a group of investors, including some of our current officers and Directors, it had $19.5 million in net sales and a limited product line of standard wheelchairs and patient aids. In 2006, Invacare reached approximately $1.5 billion in net sales, representing a 17% compound average sales growth rate since 1979, and currently is the leading company in each of the following major, non-acute, medical equipment categories: power and manual wheelchairs, home care bed systems and home oxygen systems.

The company’s executive offices are located at One Invacare Way, Elyria, Ohio, 44036 and its telephone number is (440) 329-6000. In this report, “Invacare” and the “company” refer to Invacare Corporation and, unless the context otherwise indicates, its consolidated subsidiaries.

THE HOME MEDICAL EQUIPMENT INDUSTRY

North America Market

The home medical equipment market includes home health care products, physical rehabilitation products and other non-disposable products used for the recovery and long-term care of patients. The company believes that demand for domestic home medical equipment products will continue to grow during the next decade and beyond as a result of several factors, including:

Growth in Population over Age 65.  Globally, overall life expectancy continues to increase. Recent reports from the U.S. Department of Health and Human Services (DHHS) state that the average life expectancy in the United States for men and women who reach the age of 65 is now 82 and 85, respectively. Furthermore, life expectancy in the United States at birth is now an average of 78 for men and women together, a record high. The DHHS also reports that people age 65 or older represent the vast majority of home health care patients and will increase from 12% of the population in 2004 to 21% of the population by the year 2050.

Treatment Trends.  The company believes that many medical professionals and patients prefer home health care over institutional care because home health care results in greater patient independence, increased patient responsibility and improved responsiveness to treatment. Further, health care professionals, public payors and private payors appear to favor home care as a cost effective, clinically appropriate alternative to facility-based care. Recent surveys show that approximately 70% of adults would rather recover from an accident or illness in their home, while approximately 90% of the population aged 65 and over showed a preference for home-based, long-term care.

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

Health Care Cost Containment Trends.  In 2004, health care expenditures in the United States totaled $1.9 trillion dollars or approximately 16% of the GDP, the highest among industrialized countries, and were paid by private health insurers (36%), the federal government (34%), state and local governments (11%), consumers (15%) and other private funds (4%). In 2014, the nation’s health care spending is projected to increase to $3.6 trillion, growing at an average annual rate of 7.1%. Over this same period, spending on health care is expected to increase to approximately 18.7% of GDP. The rising cost of health care has caused many payors of health care expenses to look for ways to contain costs. The company believes that home health care and home medical equipment will play a significant role in reducing health care costs.

Society’s Mainstreaming of People with Disabilities.  People with disabilities are increasingly a part of the fabric of society, in part due to the 1991 Americans with Disabilities Act, or the “ADA.” This legislation provides mainstream opportunities to people with disabilities. The ADA imposes requirements on certain components of society to make reasonable accommodations to integrate people with disabilities into the community and the workplace.

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

Europe/Asia/Pacific Market

The company believes that, while many of the market factors influencing demand in the U.S. are also present in Europe and Asia/Pacific — aging of the population, technological trends and society’s acceptance of people with disabilities — each of the markets of Europe and in Asia/Pacific have distinctive characteristics. The health care industry is more heavily socialized and, therefore, is more influenced by government regulation and fiscal policy. Variations in product specifications, regulatory approval processes, distribution requirements and reimbursement policies require the company to tailor its approach. Management believes that as the European markets become more homogeneous and the company continues to refine its distribution channels, the company can more effectively penetrate these markets. Likewise, the company expects to increase its sales in the highly fragmented Australian, New Zealand and Asian markets.

The company is directly affected by government regulation and reimbursement policies in virtually every country in which the company operates. In the United States, the growth of health care costs has increased at rates in excess of the rate of inflation and as a percentage of GDP for several decades. A number of efforts to control the federal deficit have impacted reimbursement levels for government sponsored health care programs, and private insurance companies often imitate changes made in federal programs. Similar efforts are being undertaken in other countries, including for example Germany. Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end-user can obtain and, thus, affect the product mix, pricing and payment patterns of our customers who are medical equipment providers. The company believes its strong market position and technical expertise will allow it to respond to ongoing regulatory changes. However, the issues described above will likely continue to have significant impacts on the pricing of the company’s products.

GEOGRAPHICAL SEGMENTS AND PRODUCT CATEGORIES

North America

In the fourth quarter of 2006, the company expanded its number of reporting segments from three to five due to organizational changes within the former North American geographic operating segment and changes in how the chief operating decision maker (as that term is defined in FASB SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information) assesses performance and makes resource allocation decisions. North America now includes: North America/Home Medical Equipment (NA/HME), Invacare Supply Group (ISG) and Institutional Products Group (IPG). The company has modified its operating segments and reportable segments in 2006 with the corresponding prior year amounts being reclassified to conform to the 2006 presentation.

North America/HME

This segment includes: Rehab, Standard and Respiratory product lines as discussed below.

REHAB PRODUCTS

Power Wheelchairs.  Invacare manufactures a complete line of power wheelchairs for individuals who require independent powered mobility. The range includes products that can be significantly customized to meet an individual’s specific needs, as well as products that are inherently versatile and meet a broad range of individual requirements. Power wheelchair lines are marketed under the Invacare® Storm Series® and TDXtm brand names and include a full range of powered mobility products. The Storm Series® TDXtm line of power wheelchairs offer an unprecedented combination of power, stability and maneuverability. The Pronto® Series Power Wheelchairs with SureSteptm feature center-wheel drive performance for exceptional maneuverability and intuitive driving. Power tilt and recline systems are offered as well.

Custom Manual Wheelchairs.  Invacare manufactures and markets a range of custom manual wheelchairs for everyday, sports and recreational uses. These lightweight chairs are marketed under the Invacare® and Invacare Top End® brand names. The chairs provide mobility for people with moderate to severe disabilities in their everyday activities as well as for use in various sports such as basketball, racing and tennis.

Personal Mobility.  Invacare manufactures the AT’m portable power wheelchair for consumers needing light duty powered mobility with the ability to quickly disassemble and be transported even in a compact or mid-sized vehicle. In addition, Invacare distributes two portable, compact scooters for consumers needing powered mobility and capable of operating a tiller. The Lynx model scooters are available in three-wheel and four-wheel versions.

Seating and Positioning Products.  Invacare markets seat cushions, back supports and accessories under three series. Invacare® Absolutetm Series provides simple seating solutions for comfort, fit and function. Invacare InTouchtm Series includes versatile modular seating, providing optimal rehab solutions. Invacare PinDottm Series offers custom seating solutions personalized for the most challenged clients. The company also has a product line of seating products and wheelchairs for the pediatric market.

STANDARD PRODUCTS

Manual Wheelchairs.  Invacare’s manual wheelchairs are sold for use inside and outside the home, institutional settings, or public places (e.g., airports, malls, etc.). Our clients include people who are chronically or temporarily disabled and require basic mobility performance with little or no frame modification. Examples of our manual wheelchair lines, which are marketed under the Invacare® brand name, include the 9000 and Tracer® product lines. These lines offer wheelchairs that are designed to accommodate the diverse capabilities and unique needs of the individual from petite to bariatric sizes.

Personal Care.  Invacare manufactures and/or distributes a full line of personal care products, including ambulatory aids such as crutches, canes, walkers and wheeled walkers. This category also features the Value Line Rollator, one of the latest Value Line products. Value Line products are products that are cost-effective, easy to use and contain the features and benefits that providers, clinicians and individuals require. Also available are safety aids such as tub transfer benches, shower chairs and grab bars, and patient care products such as commodes and other toilet assist aids.

Home Care Beds.  Invacare manufactures and distributes a wide variety of manual, semi-electric and fully electric beds for home use under the Invacare® brand name. Home care bed accessories include bedside rails, mattresses, overbed tables, trapeze bars and traction equipment. Also available are new bariatric beds and accompanying accessories to serve the special needs of bariatric patients.

Low Air Loss Therapy Products.  Invacare manufactures and/or distributes a complete line of mattress overlays and replacement products, under the Invacare® brand name. These products, which use air flotation to redistribute weight and move moisture away from patients, assist in the total care of those who are immobile and spend a great deal of time in bed.

Patient Transport.  Invacare manufactures and/or distributes products needed to assist in transferring individuals from surface to surface (bed to chair) or transporting from room to room. Designed for use in the home and institutional settings, these products include patient lifts and slings, and a new series of mobile, multi-functional recliners.

RESPIRATORY PRODUCTS

Invacare manufactures and/or distributes home respiratory products, including: oxygen concentrators, HomeFilltm oxygen transfilling systems, sleep apnea products, aerosol therapy and other respiratory products. The company’s home respiratory products are marketed predominantly under the Invacare® brand name. The Invacare® Venture HomeFilltm II Oxygen Compressor enables people to safely and easily make compressed oxygen in their home and store it in cylinders for future use.

OTHER PRODUCTS

Invacare also manufactures, markets and distributes many accessory products, including spare parts, wheelchair cushions, arm rests, wheels and respiratory parts. In some cases, our accessory items are built to be interchangeable so that they can be used to replace parts on products manufactured by others.

Invacare Supply Group

Invacare distributes numerous lines of branded medical supplies including ostomy, incontinence, diabetic, wound care, urology and miscellaneous home medical products, as well as home medical equipment aids for daily living. Invacare Supply Group (ISG) also sells through the retail market.

Institutional Products Group

Invacare, operating as Institutional Products Group (IPG), is a manufacturer and distributor of health care furnishings including beds, case goods and patient handling equipment for the long-term care markets, specialty clinical recliners for dialysis and oncology clinics and certain other home medical equipment and accessory products.

Asia/Pacific

The company’s Asia/Pacific operations consist of Invacare Australia, which imports and distributes the Invacare range of products and manufactures and distributes the Rollerchair range of custom power wheelchairs and Pro Med lifts, DecPac ramps and Australian Healthcare Equipment beds, furniture and pressure care products; Dynamic Controls, a New Zealand manufacturer of electronic operating components used in power wheelchairs and scooters; Invacare New Zealand, a distributor of a wide range of home medical equipment; and Invacare Asia, which imports and distributes home medical equipment to the Asian markets.

Europe

The company’s European operations operate as a “common market” company with sales throughout Europe. The European operations currently sell a line of products providing room for growth as Invacare continues to broaden its product line offerings to more closely resemble those of its North American operations.

Most wheelchair products sold in Europe are designed locally to meet specific market requirements. The company manufactures and/or assembles both manual and power wheelchair products at the following European facilities: Invacare UK Ltd. in the United Kingdom, Invacare Poirier S.A.S. in France, Invacare (Deutschland) GmbH in Germany, and Ulrich Alber Gmbh in Germany. Manual wheelchair products are also manufactured and/or assembled at Invacare Portugal, Invacare AG in Switzerland (the Kuschall Range), and Invacare Rea AB in Sweden, beds and patient lifts at EC-Hong A/S in Denmark and personal care products at Aquatec GmbH in Germany and Dolomite AB in Sweden. A range of patient lifts is also assembled at Invacare UK Ltd. in the United Kingdom while oxygen products are imported from Invacare U.S. operations.

For information relating to net sales by product group, see Business Segments in the Notes to the Consolidated Financial Statements included in this report.

WARRANTY

Generally, the company’s products are covered from the date of sale to the customer by warranties against defects in material and workmanship for various periods depending on the product. Certain components carry a lifetime warranty.

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

MARKETING AND DISTRIBUTION

North America and Asia/Pacific

Invacare’s products are marketed in the United States and Asia/Pacific primarily to providers who in turn sell or rent these products directly to consumers within the non-acute care setting. Invacare’s primary customer is the home medical equipment (HME) provider. The company also employs a “pull-through” marketing strategy to medical professionals, including physical and occupational therapists, who refer their patients to HME providers to obtain specific types of home medical equipment, as well as to consumers, who express a product or brand preference.

Invacare’s domestic sales and marketing organization consists primarily of a home care sales force, which markets and sells Invacare® branded products to HME providers. Each member of Invacare’s home care sales force functions as a Territory Business Manager (TBM) and handles all product and service needs for an account, thus saving customers’ valuable time. The TBM also provides training and servicing information to providers, as well as product literature, point-of-sale materials and other advertising and merchandising aids. In Canada, products are sold by a sales force and distributed through regional distribution centers in British Columbia, Ontario and Quebec to health care providers throughout Canada.

The Inside Sales Department provides increased sales coverage of smaller accounts and complements the efforts of the field sales force. Inside Sales offers cost-effective sales coverage through a targeted telesales effort, and has delivered solid sales growth in each of its five years of existence.

The company’s Technical Education department offers education programs that continue to place emphasis on improving the productivity of repair technicians. The Service Referral Network includes numerous providers who honor the company’s product warranties regardless of where the product was purchased. This network of servicing providers seeks to ensure that all consumers using Invacare products receive quality service and support that is consistent with the Invacare brand promise.

The company sells distributed products, primarily soft goods and disposable medical supplies, through ISG. ISG products include ostomy, incontinence, wound care and diabetic supplies, as well as other soft goods and disposables. A selection of these products is also sold in the retail market. ISG markets its products through field account managers, inside telesales, a customer service department and the Internet. Additionally, ISG entered the long-term care market on a regional basis and markets to those nursing homes utilizing a direct outside sales force. ISG also markets a Home Delivery Program to home medical equipment providers through which ISG drop ships supplies in the provider’s name to the customer’s address. Thus, providers have no products to stock, no minimum order requirements and delivery is made within 24 to 48 hours nationwide.

In 2006, Invacare, through the company’s co-op advertising program, continued to offer direct response television commercials designed to generate demand for Invacare Power Chairs and the HomeFill Oxygen System sold by the home medical equipment provider. These commercials feature Arnold Palmer, the company’s worldwide spokesperson, who has become an integral part of Invacare’s “Yes, you can®” promotional and marketing efforts. This program encourages consumers to achieve personal independence and participate in the activities of life, facilitated by the home health care products that Invacare manufactures, distributes and/or markets throughout the world. The company has an agreement with Mr. Palmer through the end of 2009. Mr. Palmer, in serving as the company’s spokesperson, is helping accomplish three objectives: (i) creating attention and awareness for the category of home health care products, (ii) accelerating acceptance of these products as lifestyle enhancing so that consumers actually want these products rather than simply needing them, and (iii) establishing the Invacare® brand as the consumer category-brand for home health care products. Mr. Palmer is featured throughout the company’s marketing communications, including Invacare direct-response television commercials, print advertising, point-of-purchase displays, and other merchandising and marketing materials.

The company continues to improve performance and usability on www.invacare.com, advancing our position as the leader in e-commerce in the home medical equipment industry. The majority of projects in 2006 concentrated on stabilizing the website order process and integration with Oracle database applications. To further improve website speed and reliability, a new web server and hardware upgrades were installed. During the fourth quarter of 2006, e-commerce began developing a new website design and structure for www.invacare.com and Invacare® Pro that is more focused on usability, increasing order conversion, and creating a more consumer-oriented approach for the company’s corporate identity and brand online. The primary focus of 2007 will be the release of this redesigned website and the concentration on providing e-commerce “services intelligence” to the organization. Additional 2007 projects will include improved product literature search functionality and installation of a new analytics platform to better monitor website statistics and allow for more detailed analysis of visitor activities.

Also in 2006, the company continued its strategic advertising campaign in key trade publications that reach the providers of home medical equipment. The company also contributed extensively to editorial coverage in trade publications concerning the products we manufacture and our representatives attended numerous trade shows and conferences on a national and regional basis in which Invacare products were displayed to providers, health care professionals and consumers.

The company continues to generate greater consumer awareness of our products. This was evidenced by the company’s sponsorship of a variety of wheelchair sporting events and support of various philanthropic causes benefiting the consumers of our products. For the thirteenth consecutive year, Invacare continued as a National Corporate Partner with Easter Seals, one of the most recognized charities in the United States that meets the needs of both children and adults with various types of disabilities. The company continued its sponsorships of 25 individual wheelchair athletes and teams, including several of the top-ranked male and female racers, hand cyclists, and wheelchair tennis players in the world. Invacare was the title sponsor for the eighth year in a row of the Invacare World Team Cup of Wheelchair Tennis Tournament, which took place in May in Brasilia, Brazil. The company also continued its support of disabled veterans through its sponsorship of the 26th National Veterans Wheelchair Games, the largest annual wheelchair sports event in the world. The games bring a competitive and recreational sports experience to military service veterans who use wheelchairs for their mobility needs due to spinal cord injury, neurological conditions or amputation.

The company’s top 10 customers accounted for approximately 12% of 2006 net sales. The loss of business of one or more of these customers or buying groups may have a significant impact on the company, although no single customer accounted for more than 3% of the company’s 2006 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

Europe

The company’s European operations consist primarily of manufacturing, marketing and distribution operations in Western Europe and export sales activities through local distributors elsewhere in the world. The company has a sales force and where appropriate, distribution centers, in the United Kingdom, France, Germany, Belgium, Portugal, Spain, Italy, Denmark, Sweden, Switzerland, Austria, Norway and the Netherlands, and sells through distributors elsewhere in Europe. In markets where the company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to government agencies. In 2006, the expected consolidation of big buying groups tending to develop their business on a European scale has confirmed itself. As a result, Invacare is generalizing the application of pan-European pricing policies.

PRODUCT LIABILITY COSTS

The company’s captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $13,000,000 in the aggregate of the company’s North American product liability exposure. The company also has additional layers of external insurance coverage insuring up to $75,000,000 in annual aggregate losses arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company’s per country foreign liability limits, as applicable. There can be no assurance that Invacare’s current insurance levels will continue to be adequate or available at affordable rates.

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

PRODUCT DEVELOPMENT AND ENGINEERING

Invacare is committed to continuously improving its existing product lines in a focused manner. In 2006, new product development continued to be a focus as part of Invacare’s strategy to gain market share and maintain competitive advantage. To this end, we introduced over 30 new products and product enhancements. The following are some of the most significant 2006 product developments:

North America/HME

The TDXtm Total Driving eXperience SP, the newest addition to the TDXtm line of power wheelchairs, improves upon all the features of the TDX Series with enhanced performance, superior ride quality, overall quieter chassis and an elegantly simple design.

The Pronto® M41tm power wheelchair, designed to complement the standard versatility of the Pronto® M51tm, is a center-wheel drive power chair that features performance, aesthetics, and serviceability bundled into a package priced to allow providers to continue to be able to provide these mobility devices to their consumers.

The Top End® Crossfiretm is an ultra-lightweight, made-to-measure titanium rigid chair with a clean, minimalist open frame design, great looks and simple adjustments — all of which deliver long-term performance. It is one of the lightest titanium wheelchairs on the market.

The InTouchtm Stabilitetm and Flovairtm Seat Cushions combine the stability of a foam base with a layer of air for pressure relief and a layer of fluid for shear reduction. These lightweight and easily configurable cushions provide maximum comfort for consumers. They also feature patent-pending Invacare® ThinAirtm liners that suspend bony prominences while surrounding tissue is supported. This is all accomplished with less volume, thus significantly reducing the weight of the cushion.

The Invacare Value Line of Standard Products is committed to delivering equipment in the self-care market that is cost-effective, easy to use and includes the features and benefits that providers, clinicians and individuals require. Based on the success of the Value Line Rollator introduction in the first quarter of 2006, Invacare added three new product families to the Line: Ambulatory (Single and Blue-Releasetm Walkers), Bath Safety (Tool-less Transfer Benches and Shower Chairs) & Toilet Safety (Clamp-on raised toilet seats and tub bars). Invacare Value Line products are manufactured by Invacare and/or their third party suppliers with latex free components.

The Invacare HomeFilltm Ready-Rack was introduced as an accessory to the HomeFilltm Oxygen System making in-home set-up faster and easier for the oxygen provider. The Ready-Rack allows the HomeFill System to sit directly on top of the oxygen concentrator instead of using a HomeFilltm table. This provides a more stable platform for the HomeFilltm while eliminating the time required to assemble the table in the home. Also in 2006, we introduced new coiled tubing for the HomeFill, which offers a more robust design for more flexibility and durability.

The HomeFill featherweight cylinder assemblies, including the new M9, ML6, and ML4, now each weigh 0.4 lb. less than previous cylinder assemblies of the same size thereby meeting the needs of ambulatory oxygen patients, who are always looking for lighter and more portable options to meet their needs.

The Polaristm TR CPAP and the Twilighttm NP (Nasal Pillow) Mask were added to the Invacare sleep product line through our third quarter 2006 distribution agreement with AEIOMED, Inc. The Polaristm TR CPAP, named for the True Rest it gives patients, will impress providers and patients with its small size and portable battery module. The Twilighttm NP (Nasal Pillow) Mask was created by engineers experienced in the design and production of sleep interfaces, the nasal seal provides a stable and unobtrusive interface which will become a comfortable part of CPAP therapy. These innovative products will help establish Invacare as the third major player in the sleep industry.

Perfecto2 is the next generation new stationary concentrator scheduled to be released in early 2007. The Perfecto2 features an updated look and color and is one-third smaller than the Platinum XL with one-third less power consumption.

Asia/Pacific

Dynamic Controls continued various range extensions and design improvements to products during 2006. A new Scooter Controller design was completed and launched in early 2006 and new product releases are anticipated for 2007.

Europe

During 2006, European operations introduced a substantial number of products appropriate for its markets. Key introductions and updates in 2006 included:

Küschall R-33 is a new high active lightweight wheelchair, with an exclusive design and integrated technology. Its revolutionary suspension system alleviates pressure on the spine. This characteristic is very pertinent for high active users when driving over obstacles. It is available in different colors for personalizing the chair and there are a multitude of high-end accessories to fit individual needs.

Rea Spin xtm is a lightweight, foldable wheelchair based on an ergonomic design which offers maximum comfort for the user. It is a very compact chair that is easy to fold and store and is adjustable with many options and accessories to comfortably allow prolonged seating.

Zephyr is a front wheel driven electric power wheelchair equipped with TrueTracttm motors, which are well known for their silent drive and their soft control. At higher speed, when other front wheel drive power chairs tend to get unstable, an electronic gyroscope stabilizes movement and provides safety for the user.

Topan is a new power wheelchair for the British dealer market. Named after an Indonesian wind, its main benefits are spring suspension at higher speeds, luggage rack, batteries with increased capacity, large choice of seat options, cushions and larger tilt angle up to 20 degrees.

Etude Medley is a cost-effective bed for the home care segment, built on the Etude platform. It is available in four configurations with four-sectioned mattresses that are electrically operated and bed-ends with fittings for both steel and wood side rails.

The Invacare® Rea products are now offered with additional Albertm accessories such as: Viamobiltm, Scalamobil®, E-fixtm and E-motion. This enhances the mobility for passive manual wheelchairs, allowing better driving comfort for the user and more autonomous driving performance.

MANUFACTURING AND SUPPLIERS

The company’s objective is to maintain the lowest cost, highest quality supply chain in the industry. The company seeks to achieve this objective through a strategic combination of Invacare manufacturing facilities, contract manufacturing facilities, and key suppliers. The operational strategy further supports the marketing strategy with assets that are fast, flexible providers of new and modified products that respond to the demands of the market.

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

The company continues to place specific emphasis on shifting production over the next three to five years to Asian sourcing opportunities, including China and India, which is a component of our multi-year manufacturing and distribution strategy. Access to sourcing opportunities has been facilitated by our establishment of a full test and design engineering facility in our location in Suzhou, China. In Asia, Invacare controls products with intellectual property, high value add margins, and that serve local market opportunities through our wholly owned factories in Suzhou and Kunshan, Jiangsu Province, China. The facilities, which were opened in 2004, supply products to the major regions of the world served by Invacare: North America, Europe, and Asia/Pacific.

Best practices in lean manufacturing and six sigma are used throughout the operations to eliminate waste, shorten lead times, optimize inventory, improve productivity, drive quality, and engage supply chain associates in the definition and implementation of needed change.

The company purchases raw materials, components, sub-assemblies, and finished goods from a variety of suppliers globally. The company’s Hong Kong-based Asian sourcing and purchasing office has proven to be a significant asset to our supply chain through its development and management of suppliers across Asia. Where appropriate, Invacare utilizes contracts with suppliers in all regions to increase the guarantees of delivery, cost, quality, and responsiveness. In those situations where contracts are not advantageous, Invacare works to manage multiple sources of supply and relationships that provide increased flexibility to the supply chain.

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

GOVERNMENT REGULATION

The company is directly affected by government regulation and reimbursement policies in virtually every country in which it operates. Government regulations and health care policy differ from country to country, and within some countries (most notably the U.S., European Union, Australia and Canada), from state to state or province to province. Changes in regulations and health care policy take place frequently and can impact the size, growth potential and profitability of products sold in each market.

In the U.S., the growth of health care costs has increased at rates in excess of the rate of inflation and as a percentage of GDP for several decades. A number of efforts to control the federal deficit have impacted reimbursement levels for government sponsored health care programs and private insurance companies often imitate changes made in federal programs. Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain and, thus, affect the product mix, pricing and payment patterns of the company’s customers who are the HME providers.

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

The Safe Medical Devices Act of 1990 and Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetics Act of 1938 (the “Acts”) provide for regulation by the United States Food and Drug Administration (the “FDA”) of the manufacture and sale of medical devices. Under the Acts, medical devices are classified as Class I, Class II or Class III devices. The company’s principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and record keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices must comply with product design and manufacturing controls established by the FDA. Domestic and foreign manufacturers of medical devices distributed commercially in the U.S. are subject to periodic inspections by the FDA. Furthermore, state, local and foreign governments have adopted regulations relating to the design, manufacture and marketing of health care products. During the past year, the company was inspected by the FDA or Health Canada at several domestic and foreign locations, with no adverse inspectional findings noted. In addition, the management systems of all locations required to meet ISO 13485 requirements for Canada, Europe and other foreign markets were inspected during 2006 and found to be certifiable.

From time to time, the company may undertake voluntary recalls of our products to maintain ongoing customer relationships and to enhance its reputation for adhering to high standards of quality and safety. The company continues to strengthen our programs to better ensure compliance with applicable regulations, particularly those which could have a material adverse effect on the company.

Although there are a number of reimbursement related issues in most of the countries in which Invacare competes, the issues of primary importance are currently in the United States. There are two critical issues for Invacare: eligibility for reimbursement for power wheelchairs for elderly patients and the provisions of the legislation related to prescription drug coverage under Medicare. With regard to power wheelchairs, the Centers for Medicare and Medicaid Services, or “CMS,” has recently implemented a series of changes to the eligibility, documentation, codes and payment rules that impact the predictability and access to this benefit, but the transition will not be complete until early in 2007. Invacare and the home care industry are working hard to convince the CMS and the Bush administration to make pragmatic changes, that are consistent with industry practices, to afford seniors appropriate access to their home medical equipment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Starting in late 2007, competitive bidding for home medical items and services will be implemented in ten of the largest metropolitan regions of the United States. In 2009, the competitive bidding program will be extended to 80 of the largest metropolitan regions. In early 2006, Congress passed the Deficit Reduction Act which includes payment cuts to home oxygen that will take effect in January 2009, as well as reductions for certain durable home medical equipment spending that will take effect in 2007.

Although none of these changes are beneficial to the home care industry, the company believes that we can still grow and thrive in this environment. The home care industry has not received any cost-of-living adjustments over the last few years and will try to respond with improved productivity to address the lack of support from Congress. In addition, the company’s new products (for example, the HomeFilltm low-cost oxygen delivery system), can help address the cuts the home care provider has to endure. The company will continue to focus on developing products that help the provider improve profitability.

Additionally, the company plans to accelerate our activities in China to make sure that we are one of the lowest cost manufacturers and distributors to the home care provider.

BACKLOG

The company generally manufactures most of its products to meet near-term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular product nor does it believe that backlog is a significant factor for its business.

EMPLOYEES

As of December 31, 2006, the company had approximately 6,000 employees.

FOREIGN OPERATIONS AND EXPORT SALES

The company also markets its products for export to other foreign countries. In 2006, the company had product sales in over 80 countries worldwide. For information relating to net sales, operating income and identifiable assets of the company’s foreign operations, see Business Segments in the Notes to the Consolidated Financial Statements.

AVAILABLE INFORMATION

The company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, as well as proxy statements and other documents with the Securities and Exchange Commission (SEC). The public may read and copy any material that the company files with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which contains all reports, proxy statements and other information filed by the company with the SEC.

Additionally, Invacare’s filings with the SEC are available on or through the company’s website, www.invacare.com, as soon as reasonably practicable after they are filed electronically with, or furnished to, the SEC. Copies of the company’s filings also can be requested, free of charge, by writing to: Shareholder Relations Department, Invacare Corporation, One Invacare Way, P.O. Box 4028, Elyria, OH 44036-2125.

FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “forecast”, “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: possible adverse effects of being substantially leveraged, which could impact our ability to raise capital, limit our ability to react to changes in the economy or our industry or expose us to interest rate risks; changes in government and other third-party payor reimbursement levels and practices; consolidation of health care customers and our competitors; ineffective cost reduction and restructuring efforts; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; extensive government regulation of our products; lower cost imports; increased freight costs; failure to comply with regulatory requirements or receive regulatory clearance or approval for our products or operations in the United States or abroad; potential product recalls; uncollectible accounts receivable; difficulties in implementing a new Enterprise Resource Planning system; legal actions or regulatory proceedings and governmental investigations; product liability claims; inadequate patents or other intellectual property protection; incorrect assumptions concerning demographic trends that impact the market for our products; provisions in our bank credit agreements or other debt instruments that may prevent or delay a change in control; the loss of the services of our key management and personnel; decreased availability or increased costs of raw materials could increase our costs of producing our products; inability to acquire strategic acquisition candidates because of limited financing alternatives; risks inherent in managing and operating businesses in many different foreign jurisdictions; exchange rate fluctuations, as well as the risks described from time to time in Invacare’s reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 1A.  Risk Factors.

The company’s business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K and in the company’s other filings with the SEC, before making any investment decision with respect to the company’s securities. The risks and uncertainties described below may not be the only ones the company faces. Additional risks and uncertainties not presently known by the company or that the company currently deems immaterial may also affect the company’s business. If any of these known or unknown risks or uncertainties actually occur or develop, the company’s business, financial condition, results of operations and future growth prospects could change.

Changes in government and other third-party payor reimbursement levels and practices have negatively impacted and could continue to negatively impact the company’s revenues and profitability.

The company’s products are sold through a network of medical equipment and home health care providers, extended care facilities, hospital and HMO-based stores, and other providers. Many of these providers (the company’s customers) are reimbursed for the products and services provided to their customers and patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Many of these programs set maximum reimbursement levels for some of the products sold by the company in the United States. If third-party payors deny coverage, make the reimbursement process or documentation requirements more uncertain or further reduce their current levels of reimbursement (i.e., beyond the reductions described below), or if the company’s costs of production increase faster than increases in reimbursement levels, the company may be unable to sell the affected product(s) through its distribution channels on a profitable basis.

Reduced government reimbursement levels and changes in reimbursement policies have in the past added, and could continue to add, significant pressure to the company’s revenues and profitability. In early 2006, CMS announced a series of changes to the eligibility, documentation, codes, and payment rules relating to power wheelchairs that impact the predictability of reimbursement of expenses for and access to power wheelchairs. The implementation of these changes will not be completed until early in 2007, after which the effect of these changes on the company’s business will become more apparent. However, these changes may be significant. Effective November 15, 2006, the CMS reduced the maximum reimbursement amount for power wheelchairs under Medicare by up to 28%. The reduced reimbursement levels may cause consumers to choose less expensive versions of the company’s power wheelchairs. Additionally, the Deficit Reduction Act of 2005 includes payment cuts for home oxygen equipment that will take effect in 2009 and reductions for certain durable home medical equipment spending that will take effect in 2007.

Largely as a consequence of the announced reimbursement reductions and the uncertainty created thereby, North American net sales were lower in 2006 as compared to 2005 as were Asia/Pacific sales as the U.S. reimbursement uncertainty in the power wheelchair market, resulted in decreased sales of microprocessor controllers by the company’s Dynamic Controls subsidiary. Sales of respiratory products were particularly affected by the changes. Small and independent provider sales declined as these dealers slowed their purchases of the company’s HomeFilltm oxygen system product line, in part, until they had a clearer view of future oxygen reimbursement levels. Furthermore, a study issued by the Office of Inspector General or “OIG,” in September 2006

suggested that $3.2 billion in savings could be achieved over five years by reducing the reimbursed rental period from three years (the reimbursement period under current law) to 13 months. The uncertainty created by these announcements continues to negatively impact the home oxygen equipment market, particularly for those providers considering changing to the HomeFilltm oxygen system.

Similar trends and concerns are occurring in state Medicaid programs. These recent changes to reimbursement policies, and any additional unfavorable reimbursement policies or budgetary cuts that may be adopted, could adversely affect the demand for the company’s products by customers who depend on reimbursement by the government-funded programs. The percentage of the company’s overall sales that are dependent on Medicare or other insurance programs may increase as the portion of the U.S. population over age 65 continues to grow, making the company more vulnerable to reimbursement level reductions by these organizations. Reduced government reimbursement levels also could result in reduced private payor reimbursement levels because some third-party payors may index their reimbursement schedules to Medicare fee schedules. Reductions in reimbursement levels also may affect the profitability of the company’s customers and ultimately force some customers without strong financial resources to go out of business. The reductions announced recently may be so dramatic that some of the company’s customers may not be able to adapt quickly enough to survive. The company is the industry’s largest creditor and an increase in bankruptcies in the company’s customer base could have an adverse effect on the company’s financial results.

Medicare will institute a new competitive bidding program for various items in ten as yet unidentified of the largest metropolitan areas late in 2007. This program is designed to reduce Medicare payment levels for items that the Medicare program spends the most money on under the home medical equipment benefit. This new program will likely eliminate some providers from the competitive bidding markets, because only those providers who are chosen to participate (based largely on price) will be able to provide beneficiaries with items included in the bid. Medicare will be expanding the program to an additional 80 metropolitan areas in 2009. In addition, in 2009, Medicare has the authority to apply bid rates from bidding areas in non-bid areas. The competitive bidding program will result in reduced payment levels, that will vary by product category, and will depend in large part upon the level of bids the company’s customers submit in an effort to ensure they become approved contract suppliers. It is difficult to predict the specific reductions in payment levels that will result from this process.

Outside the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for new home health care products. The ability of hospitals and other providers supported by such systems to purchase the company’s products is dependent, in part, upon public budgetary constraints. Canada and Germany and other European countries, for example, have tightened reimbursement rates and other countries may follow. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of the company’s products may decline, which could adversely affect the company’s net sales and would have a material adverse effect on the company’s business, financial condition and results of operations.

In January 2007, the OIG announced its goals and priorities for 2007, which include a number of investigations into Medicare and Medicaid payments for durable medical equipment, or “DME,” among them, for example, investigations into Medicare pricing of equipment and supplies and the medical necessity of durable medical equipment for which Medicare provided payments.

The impact of all the changes discussed above are uncertain and could have a material adverse effect on the company’s business, financial condition and results of operations.

The consolidation of health care customers and the company’s competitors could result in a loss of customers or in additional competitive pricing pressures.

Numerous initiatives and reforms instituted by legislators, regulators and third-party payors to reduce home medical equipment costs have resulted in a consolidation trend in the home medical equipment industry as well as among the company’s customers, including home health care providers. Some of the company’s competitors have been lowering the purchase prices of their products in an effort to attract customers. This in turn has resulted in greater pricing pressures, including pressure to offer customers more competitive pricing terms, and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of the company’s customers. Further consolidation could result in a loss of customers, including increased collectibility risks, or in increased competitive pricing pressures.

The industry in which the company operates is highly competitive and some of the company’s competitors may be larger and may have greater financial resources than the company does.

The home medical equipment market is highly competitive and the company’s products face significant competition from other well-established manufacturers. Any increase in competition may cause the company to lose market share or compel the company to reduce prices to remain competitive, which could materially adversely affect the company’s results of operations.

If the company’s cost reduction efforts are ineffective, the company’s revenues and profitability could be negatively impacted.

In response to the reductions in Medicare power wheelchair and oxygen reimbursement levels and other governmental and third party payor pricing pressures and competitive pricing pressures, the company has initiated further cost reduction efforts in addition to those announced in 2005 and early 2006. The company may not be successful in achieving the operating efficiencies and operating cost reductions expected from these efforts, including the estimated cost savings described above, and the company may experience business disruptions associated with the restructuring and cost reduction activities, including the restructuring activities previously announced in 2005 and 2006 and, in particular, the company’s facility consolidations initiated in connection with these activities. These efforts may not produce the full efficiency and cost reduction benefits that the company expects. Further, these benefits may be realized later than expected, and the costs of implementing these measures may be greater than anticipated. If these measures are not successful, the company intends to undertake additional cost reduction efforts, which could result in future charges. Moreover, the company’s ability to achieve other strategic goals and business plans and the company’s financial performance may be adversely affected and the company could experience business disruptions with customers and elsewhere if the company’s cost reduction and restructuring efforts prove ineffective.

The company’s success depends on the company’s ability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs.

The company sells products to customers primarily in markets that are characterized by technological change, product innovation and evolving industry standards and in which product price is increasingly the primary consideration in customers’ purchasing decisions. The company is continually engaged in product development and improvement programs. The company must continue to design and improve innovative products, effectively distribute and achieve market acceptance of those products, and reduce the costs of producing the company’s products, in order to compete successfully with the company’s competitors. If competitors’ product development capabilities become more effective than the company’s product development capabilities, if competitors’ new or improved products are accepted by the market before the company’s products or if competitors are able to produce products at a lower cost and thus offer products for sale at a lower price, the company’s business, financial condition and results of operation could be adversely affected.

The company is subject to extensive government regulation, and if the company fails to comply with applicable laws or regulations, the company could suffer severe criminal or civil sanctions or be required to make significant changes to the company’s operations that could have a material adverse effect on the company’s results of operations.

The company sells its products principally to medical equipment and home health care providers who resell or rent those products to consumers. Many of those providers (the company’s customers) are reimbursed for the Invacare® products sold to their customers and patients by third-party payors, including Medicare and Medicaid. The federal government and all states and countries in which we operate regulate many aspects of the company’s business. As a health care manufacturer, the company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Government agencies periodically open investigations and obtain information from health care suppliers and manufacturers pursuant to the legal process. Violations of law or regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on the company’s business. The company has established policies and procedures that the company believes are sufficient to ensure that the company will operate in substantial compliance with these laws and regulations.

The company recently received a subpoena from the U.S. Department of Justice seeking documents relating to three long-standing and well-known promotional and rebate programs maintained by the company. The company believes the programs described in the subpoena are in compliance with all applicable laws and the company is cooperating fully with the government investigation which is currently being conducted out of Washington, D.C. There can be no assurance that the company’s business or financial condition will not be adversely affected by the government investigation.

Health care is an area of rapid regulatory change. Changes in the law and new interpretations of existing laws may affect permissible activities, the costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party payors. The company cannot predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or possible changes in health care policies in any country in which the company conducts business. Future legislation and regulatory changes could have a material adverse effect on the company’s business.

The company’s research and development and manufacturing processes are subject to federal, state, local and foreign environmental requirements.

The company’s research and development and manufacturing processes are subject to federal, state, local and foreign environmental requirements, including requirements governing the discharge of pollutants into the air or water, the use, handling, storage and disposal of hazardous substances and the responsibility to investigate and cleanup of contaminated sites. Under some of these laws, the company could also be held responsible for costs relating to any contamination at the company’s past or present facilities and at third-party waste disposal sites. These could include costs relating to contamination that did not result from any violation of law and, in some circumstances, contamination that the company did not cause. The company may incur significant expenses relating to the failure to comply with environmental laws. The enactment of stricter laws or regulations, the stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at the company’s own or third party sites may require the company to make additional expenditures, which could be material.

Lower cost imports could negatively impact the company’s profitability.

Lower cost imports sourced from Asia may negatively impact the company’s sales volumes. Competition from these products may force the company to lower our prices, cutting into the company’s profit margins and reducing the company’s overall profitability. Asian goods had a particularly strong negative impact on the company’s sales of Standard Products (this category includes products such as manual wheelchairs, canes, walkers and bath aids) during 2006, which declined compared to the previous year.

The company’s failure to comply with regulatory requirements or receive regulatory clearance or approval for the company’s products or operations in the United States or abroad could adversely affect the company’s business.

The company’s medical devices are subject to extensive regulation in the United States by the Food and Drug Administration, or the “FDA,” and by similar governmental authorities in the foreign countries where the company does business. The FDA regulates virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing. In addition, the company is required to file reports with the FDA if the company’s products cause, or contribute to, death or serious injury, or if they malfunction and would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. In general, unless an exemption applies, the company’s wheelchair and respiratory medical devices must receive a pre-marketing clearance from the FDA before they can be marketed in the United States. The FDA also regulates the export of medical devices to foreign countries. The company cannot be assured that any of the company’s devices, to the extent required, will be cleared by the FDA through the pre-market clearance process or that the FDA will provide export certificates that are necessary to export certain of the company’s products.

Additionally, the company may be required to obtain pre-marketing clearances to market modifications to the company’s existing products or market its existing products for new indications. The FDA requires device manufacturers themselves to make and document a determination of whether or not a modification requires a new clearance; however, the FDA can review and disagree with a manufacturer’s decision. The company has applied for, and received, a number of such clearances in the past. The company may not be successful in receiving clearances in the future or the FDA may not agree with the company’s decisions not to seek clearances for any particular device modification. The FDA may require a clearance for any past or future modification or a new indication for the company’s existing products. Such submissions may require the submission of additional data and may be time consuming and costly, and may not ultimately be cleared by the FDA.

If the FDA requires the company to obtain pre-marketing clearances for any modification to a previously cleared device, the company may be required to cease manufacturing and marketing the modified device or to recall the modified device until the company obtains FDA clearance, and the company may be subject to significant regulatory fines or penalties. In addition, the FDA may not clear these submissions in a timely manner, if at all. The FDA also may change its policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay pre-market clearance of the company’s devices, or could impact the company’s ability to market a device that was previously cleared. Any of the foregoing could adversely affect the company’s business.

The company’s failure to comply with the regulatory requirements of the FDA and other applicable U.S. regulatory requirements may subject the company to administrative or judicially imposed sanctions. These sanctions include warning letters, civil penalties, criminal penalties, injunctions, product seizure or detention, product recalls and total or partial suspension of production.

In many of the foreign countries in which the company markets its products, the company is subject to extensive regulations that are similar to those of the FDA, including those in Europe. The regulation of the company’s products in Europe falls primarily within the European Economic Area, which consists of the 27 member states of the European Union, as well as Iceland, Liechtenstein and Norway. Only medical devices that comply with certain conformity requirements of the Medical Device Directive are allowed to be marketed within the European Economic Area. In addition, the national health or social security organizations of certain foreign countries, including those outside Europe, require the company’s products to be qualified before they can be marketed in those countries. Failure to receive or delays in the receipt of, relevant foreign qualifications in the European Economic Area or other foreign countries could have a material adverse effect on the company’s business.

The company’s products are subject to recalls, which could harm the company’s reputation and business.

The company is subject to ongoing medical device reporting regulations that require the company to report to the FDA or similar governmental authorities in other countries if the company’s products cause, or contribute to, death or serious injury, or if they malfunction and would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require the company to do a field correction or recall the company’s products in the event of material deficiencies or defects in design or manufacturing. In addition, in light of a deficiency, defect in design or manufacturing or defect in labeling, the company may voluntarily elect to recall or correct the company’s products. A government mandated or voluntary recall/field correction by the company could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall/field correction would divert managerial and financial resources and could harm the company’s reputation with its customers, product users and the health care professionals that use, prescribe and recommend the company’s products. The company could have product recalls or field actions that result in significant costs to the company in the future, and these actions could have a material adverse effect on the company’s business.

The company’s reported results may be adversely affected by increases in reserves for uncollectible accounts receivable.

The company has a large balance of accounts receivable and has established a reserve for the portion of such accounts receivable that the company estimates will not be collected because of the company’s customers’ non-payment. The reserve is based on historical trends and current relationships with the company’s customers and providers. Changes in the company’s collection rates can result from a number of factors, including turnover in personnel, changes in the payment policies or practices of payors or changes in industry rates or pace of reimbursement. As a result of recent changes in Medicare reimbursement regulations, specifically changes to the qualification processes and reimbursement levels of consumer power wheelchairs and custom power wheelchairs, the business viability of several of the company’s customers has become questionable. The company’s reserve for uncollectible receivables has fluctuated in the past and will continue to fluctuate in the future. Changes in rates of collection or fluctuations, even if they are small in absolute terms, could require the company to increase its reserve for uncollectible receivables beyond its current level. The company has reviewed the accounts receivables associated with many of its customers that are most exposed to these issues. As part of the company’s 2006 financial results, the company recorded an incremental reserve against accounts receivable of $26.8 million.

Difficulties in implementing a new Enterprise Resource Planning system have disrupted the company’s business.

During the fourth quarter of 2005, the company implemented the second phase of the company’s Enterprise Resource Planning, or “ERP,” system. Primarily as a result of the complexities and business process changes associated with this implementation, the company encountered a number of issues related to the start-up of the system, including difficulties in processing orders, customer disruptions and the loss of some business. While the company believes that the difficulties associated with implementing and stabilizing the company’s ERP system were temporary and have been addressed, there can be no assurance that the company will not experience additional ongoing disruptions or inefficiencies in the company’s business operations as a result of this new system implementation, the final phase of which is to be completed in late 2007 or in 2008.

The company may be adversely affected by legal actions or regulatory proceedings.

The company may be subject to claims, litigation or other liabilities as a result of injuries caused by allegedly defective products, acquisitions the company has completed or in the intellectual property area. Any such claims or litigation against the company, regardless of the merits, could result in substantial costs and could harm the company’s business. Intellectual property litigation or claims also could require the company to:

•	cease manufacturing and selling any of the company’s products that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right alleged to have been infringed, which license may not be available on commercially reasonable terms, if at all; or

•	redesign or rename the company’s products, which may not be possible and could be costly and time consuming.

The results of legal proceedings are difficult to predict and the company cannot provide any assurance that an action or proceeding will not be commenced against the company, or that the company will prevail in any such action or proceeding. An unfavorable resolution of any legal action or proceeding could materially and adversely affect the company’s business, results of operations, liquidity or financial condition.

Product liability claims may harm the company’s business, particularly if the number of claims increases significantly or the company’s product liability insurance proves inadequate.

The manufacture and sale of home health care devices and related products exposes the company to a significant risk of product liability claims. From time to time, the company has been, and is currently, subject to a number of product liability claims alleging that the use of the company’s products has resulted in serious injury or even death.

Even if the company is successful in defending against any liability claims, these claims could nevertheless distract the company’s management, result in substantial costs, harm the company’s reputation, adversely affect the sales of all the company’s products and otherwise harm the company’s business. If there is a significant increase in the number of product liability claims, the company’s business could be adversely affected.

The company’s captive insurance company, Invatection Insurance Company, currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $13,000,000 in the aggregate of the company’s North American product liability exposure. The company also has additional layers of external insurance coverage insuring up to $75,000,000 in annual aggregate losses arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company’s per country foreign liability limits as applicable. There can be no assurance that the company’s current insurance levels will continue to be adequate or available at affordable rates.

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and indications from a third-party actuary. Additional reserves, in excess of the specific individual case reserves, are provided for incurred but not reported claims based upon third-party actuarial valuations at the time such valuations are conducted. Historical claims experience and other assumptions are taken into consideration by the third-party actuary to estimate the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, that the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government indices used to trend losses and exposures are appropriate. Estimates are adjusted on a regular basis and can be impacted by actual loss awards or settlements on claims. While actuarial analysis is used to help determine adequate reserves, the company is responsible for the determination and recording of adequate reserves in accordance with accepted loss reserving standards and practices.

In addition, as a result of a product liability claim or if the company’s products are alleged to be defective, the company may have to recall some of its products, which could result in significant costs to the company and harm the company’s business reputation.

If the company’s patents and other intellectual property rights do not adequately protect the company’s products, the company may lose market share to its competitors and may not be able to operate the company’s business profitably.

The company relies on a combination of patents, trade secrets and trademarks to establish and protect the company’s intellectual property rights in its products and the processes for the development, manufacture and marketing of the company’s products.

The company uses non-patented proprietary know-how, trade secrets, undisclosed internal processes and other proprietary information and currently employs various methods to protect this proprietary information, including confidentiality agreements, invention assignment agreements and proprietary information agreements with vendors, employees, independent sales agents, distributors, consultants, and others. However, these agreements may be breached. The FDA or another governmental agency may require the disclosure of this information in order for the company to have the right to market a product. Trade secrets, know-how and other unpatented proprietary technology may also otherwise become known to or independently developed by the company’s competitors.

In addition, the company also holds U.S. and foreign patents relating to a number of its components and products and has patent applications pending with respect to other components and products. The company also applies for additional patents in the ordinary course of its business, as the company deems appropriate. However, these precautions offer only limited protection, and the company’s proprietary information may become known to, or be independently developed by, competitors, or the company’s proprietary rights in intellectual property may be challenged, any of which could have a material adverse effect on the company’s business, financial condition and results of operations. Additionally, the company cannot assure that its existing or future patents, if any, will afford the company adequate protection or any competitive advantage, that any future patent applications will result in issued patents or that the company’s patents will not be circumvented, invalidated or declared unenforceable.

Any proceedings before the U.S. Patent and Trademark Office could result in adverse decisions as to the priority of the company’s inventions and the narrowing or invalidation of claims in issued patents. The company could also incur substantial costs in any proceeding. In addition, the laws of some of the countries in which the company’s products are or may be sold may not protect the company’s products and intellectual property to the same extent as U.S. laws, if at all. The company may also be unable to protect the company’s rights in trade secrets and unpatented proprietary technology in these countries.

In addition, the company holds patent and other intellectual property licenses from third parties for some of its products and on technologies that are necessary in the design and manufacture of some of the company’s products. The loss of these licenses could prevent the company from, or could cause additional disruption or expense in, manufacturing, marketing and selling these products, which could harm the company’s business.

The company’s operating results and financial condition could be adversely affected if the company becomes involved in litigation regarding its patents or other intellectual property rights.

Litigation involving patents and other intellectual property rights is common in the company’s industry, and companies in the company’s industry have used intellectual property litigation in an attempt to gain a competitive advantage. The company currently is, and in the future may become, a party to lawsuits involving patents or other intellectual property. Litigation is costly and time consuming. If the company loses any of these proceedings, a court or a similar foreign governing body could invalidate or render unenforceable the company’s owned or licensed patents, require the company to pay significant damages, seek licenses and/or pay ongoing royalties to third parties, require the company to redesign its products, or prevent the company from manufacturing, using or selling its products, any of which would have an adverse effect on the company’s results of operations and financial condition. The company has brought, and may in the future also bring, actions against third parties for an infringement of the company’s intellectual property rights. The company may not succeed in these actions. The defense and prosecution of intellectual property suits, proceedings before the U.S. Patent and Trademark Office or its foreign equivalents and related legal and administrative proceedings are both costly and time consuming. Protracted litigation to defend or prosecute the company’s intellectual property rights could seriously detract from the time the company’s management would otherwise devote to running its business. Intellectual property litigation relating to the company’s products could cause its customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the litigation.

The company’s business strategy relies on certain assumptions concerning demographic trends that impact the market for its products. If these assumptions prove to be incorrect, demand for the company’s products may be lower than expected.

The company’s ability to achieve its business objectives is subject to a variety of factors, including the relative increase in the aging of the general population. The company believes that these trends will increase the need for its products. The projected demand for the company’s products could materially differ from actual demand if the company’s assumptions regarding these trends and acceptance of its products by health care professionals and patients prove to be incorrect or do not materialize. If the company’s assumptions regarding these factors prove to be incorrect, the company may not be able to successfully implement the company’s business strategy, which could adversely affect the company’s results of operations. In addition, the perceived benefits of these trends may be offset by competitive or business factors, such as the introduction of new products by the company’s competitors or the emergence of other countervailing trends.

The loss of the services of the company’s key management and personnel could adversely affect its ability to operate the company’s business.

The company’s future success will depend, in part, upon the continued service of key managerial, research and development staff and sales and technical personnel. In addition, the company’s future success will depend on its ability to continue to attract and retain other highly qualified personnel. The company may not be successful in retaining its current personnel or in hiring or retaining qualified personnel in the future. The company’s failure to do so could have a material adverse effect on the company’s business. These executive officers have substantial experience and expertise in the company’s industry. The company’s future success depends, to a significant extent, on the abilities and efforts of its executive officers and other members of its management team. If the company loses the services of any of its management team, the company’s business may be adversely affected.

The company’s Chief Executive Officer and certain members of management own shares representing a substantial percentage of the company’s voting power and their interests may differ from other shareholders.

The company has two classes of common stock. The Common Shares have one vote per share and the Class B Common Shares have 10 votes per share. As of January 1, 2007 the company’s chairman and CEO, Mr. A. Malachi Mixon, and certain members of management beneficially own up to approximately 34% of the combined voting power of the company’s Common Shares and Class B Common Shares and could influence the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the company’s assets. They will also have the power to influence or make more difficult a change in control. The interests of Mr. Mixon and his relatives may differ from the interests of the other shareholders and they may take actions with which shareholders disagree.

Decreased availability or increased costs of raw materials could increase the company’s costs of producing its products.

The company purchases raw materials, fabricated components and services from a variety of suppliers. Raw materials such as plastics, steel, and aluminum are considered key raw materials. Where appropriate, the company employs contracts with its suppliers, both domestic and international. In those situations in which contracts are not advantageous, the company believes that its relationships with their suppliers are satisfactory and that alternative sources of supply are readily available. From time to time, however, the prices and availability of these raw materials fluctuate due to global market demands, which could impair the company’s ability to procure necessary materials, or increase the cost of these materials. Inflationary and other increases in costs of these raw materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas. A reduction in the supply or increase in the cost of those raw materials could impact the company’s ability to manufacture its products and could increase the cost of production.

Since the company’s ability to obtain further financing may be limited, the company may be unable to acquire strategic acquisition candidates.

The company’s plans include identifying, acquiring, and integrating other strategic businesses. There are various reasons for the company to acquire businesses or product lines, including providing new products or new manufacturing and service capabilities, to add new customers, to increase penetration with existing customers, and to expand into new geographic markets. The company’s ability to successfully grow through acquisitions depends upon its ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. The costs of acquiring other businesses could increase if competition for acquisition candidates increases. If the company is unable to obtain the necessary financing, it may miss opportunities to grow its business through strategic acquisitions.

Additionally, the success of the company’s acquisition strategy is subject to other risks and costs, including the following:

•	the company’s ability to realize operating efficiencies, synergies, or other benefits expected from an acquisition, and possible delays in realizing the benefits of the acquired company or products;

•	diversion of management’s time and attention from other business concerns;

•	difficulties in retaining key employees of the acquired businesses who are necessary to manage these businesses;

•	difficulties in maintaining uniform standards, controls, procedures and policies throughout acquired companies;

•	adverse effects on existing business relationships with suppliers or customers;

•	the risks associated with the assumption of contingent or undisclosed liabilities of acquisition targets; and

•	ability to generate future cash flows or the availability of financing.

In addition, an acquisition could materially impair the company’s operating results by causing the company to incur debt or requiring the amortization of acquisition expenses and acquired assets.

The company is subject to certain risks inherent in managing and operating businesses in many different foreign jurisdictions.

The company has significant international operations, including operations in Australia, New Zealand, Asia and Europe. There are risks inherent in operating and selling products internationally, including:

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers who may have longer payment cycles than customers in the United States;

•	tax rates in certain foreign countries that may exceed those in the United States and foreign earnings that may be subject to withholding requirements;

•	the imposition of tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

•	general economic and political conditions in countries where the company operates or where end users of the company’s products reside;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights and weaker intellectual property rights protection in some countries;

•	required compliance with a variety of foreign laws and regulations;

•	different regulatory environments and reimbursement systems; and

•	differing consumer product preferences.

The company’s revenues are subject to exchange rate fluctuations that could adversely affect its results of operations or financial position.

Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions, and unexpected changes in regulatory or taxation environments. The functional currency of the company’s subsidiaries outside the United States is the predominant currency used by the subsidiaries to transact business. Through the company’s international operations, the company is exposed to foreign currency fluctuations, and changes in exchange rates can have a significant impact on net sales and elements of cost.

The company uses forward contracts to help reduce its exposure to exchange rate variation risk. Despite the company’s efforts to mitigate these risks, however, the company’s revenues and profitability may be materially adversely affected by exchange rate fluctuations. The company also is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations, but those efforts may not adequately protect the company from significant interest rate risks.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The company owns or leases its warehouses, offices and manufacturing facilities and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2006 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company included in this report and in the table below:

		Ownership
		Or Expiration	Renewal
North American/HME Operations	Square Feet	Date of Lease	Options	Use

Alexandria, Virginia	230	September 2007	None	Office
Alpharetta, Georgia	11,605	December 2008	None	Warehouse and Offices
Arlington, Texas	63,626	April 2008	None	Warehouse
Atlanta, Georgia	91,418	February 2008	One (3 yr.)	Warehouse and Offices
Delta, British Columbia	12,000	January 2008	One (3 yr.)	Warehouse and Offices
Edison, New Jersey	75,291	March 2010	None	Warehouse and Offices
Elyria, Ohio
—Taylor Street	251,656	Own	—	Manufacturing and Offices
—Cleveland Street	141,657	November 2007	One (3 yr.)	Warehouse
—One Invacare Way	50,000	Own	—	Headquarters
—1320 Taylor Street	30,000	January 2010	One (5 yr.)	Offices
—1160 Taylor Street	4,800	Own	—	Warehouse and Offices
Hong Kong, China	600	Month to Month	None	Offices
Kirkland, Quebec	26,196	November 2010	One (5 yr.)	Manufacturing, Warehouse and Offices
Kunshan City, China	52,700	June 2007	One (2 yr.)	Manufacturing and Offices
Marlboro, New Jersey	2,800	April 2007	None	Office
Mississauga, Ontario	26,530	November 2011	Two (5 yr.)	Warehouse and Offices
Morton, Minnesota	26,900	June 2009	Two (4 yr.)	Manufacturing, Warehouse and Offices
North Ridgeville, Ohio	152,861	Own	—	Manufacturing, Warehouses and Offices
North Ridgeville, Ohio	66,724	September 2007	Two (3 yr.)	Office
Pharr, Texas	2,672	Month to Month	—	Warehouse
Pinellas Park, Florida	11,400	Month to Month	None	Manufacturing and Offices
Reynosa, Mexico	152,256	Own	—	Manufacturing and Offices
Sacramento, California	26,900	May 2008	One (3 yr.)	Manufacturing, Warehouse and Offices
Sanford, Florida	117,108	Own	—	Manufacturing and Offices

		Ownership
		Or Expiration	Renewal
North American/HME Operations	Square Feet	Date of Lease	Options	Use

Scarborough, Ontario	5,428	February 2008	None	Manufacturing and Offices
Simi Valley, California	38,501	February 2009	Two (5 yr.)	Manufacturing, Warehouse and Offices
Spicewood, Texas	6,500	Month to Month	None	Manufacturing and Offices
Suzhou, China	45,208	May 2008	None	Manufacturing and Offices
Tonawanda, New York	7,515	March 2008	None	Warehouse and Offices
Traverse City, Michigan	840	Month to Month	None	Manufacturing and Offices
Vaughan, Ontario	19,063	June 2008	None	Manufacturing and Offices
Vaughan, Ontario	7,574	June 2008	None	Manufacturing and Offices
Invacare Supply Group
Atlanta, Georgia	45,866	February 2008	One (3 yr.)	Warehouse and Offices
Grand Prairie, Texas	43,754	April 2008	One (3 yr.)	Warehouse and Offices
Holliston, Massachusetts	57,420	December 2007	None	Warehouse and Offices
Jamesburg, New Jersey	83,200	November 2009	One (5 yr.)	Warehouse and Offices
Rancho Cucamonga,
California	55,890	June 2009	None	Warehouse and Offices
South Bend, Indiana	48,000	August 2008	Two (5 yr.)	Warehouse
Institutional Products Group
Elkhart, Indiana	43,268	October 2009	Two (5 yr.)	Manufacturing, Warehouses and Offices
London, Ontario	103,200	Own	—	Manufacturing and Offices
London, Ontario	5,648	Month to Month	—	Warehouse
Overland, Missouri	67,500	May 2007	Two (3 yr.)	Manufacturing, Warehouses and Offices
Asia/Pacific Operations
Adelaide, Australia	24,000	August 2007	One (5 yr.)	Manufacturing, Warehouse and Offices
Auckland, New Zealand	30,518	September 2008	Two (3 yr.)	Manufacturing, Warehouse and Offices
Brisbane, Australia	2,640	December 2008	One (3 yr.)	Warehouse and Offices
Christchurch, New Zealand	80,213	December 2008	One (3 yr.)	Manufacturing, Warehouse and Offices
Christchurch, New Zealand	15,683	December 2014	Two (6 yr.)	Offices
Melbourne, Australia	34,898	October 2007	—	Manufacturing, Warehouse and Offices
Newtown, Australia	721	October 2007	One (1 yr.)	Retail
North Olmsted, Ohio	2,280	October 2008	One (3yr.)	Office
Southport, Australia	1,119	December 2007	One (3 yr.)	Retail
South Australia, Australia	16,146	October 2011	One (5 yr.)	Manufacturing, Warehouse and Offices
South Australia, Australia	5,382	October 2007	One (1 yr.)	Warehouse
South Australia, Australia	753	August 2007	—	Retail and Warehouse
Sydney, Australia	42,477	February 2009	Two (3 yr.)	Warehouse and Offices
Stafford, Australia	2,906	May 2007	One (1 yr.)	Warehouse

		Ownership
		Or Expiration	Renewal
North American/HME Operations	Square Feet	Date of Lease	Options	Use

Taipei, Taiwan	850	July 2007	—	Offices
Taipei, Taiwan	2,153	June 2007	—	Offices
Windsor, Australia	20,312	October 2007	One (1 yr.)	Manufacturing, Warehouse and Offices
Windsor, Australia	883	October 2007	One (1 yr.)	Manufacturing
Windsor, Australia	1,119	March 2007	—	Manufacturing
Windsor, Australia	3,014	October 2007	One (1 yr.)	Retail
Windsor, Australia	3,498	March 2007	—	Warehouse
Worcester, United Kingdom	15,865	June 2013	Two (6 yr.)	Warehouse and Offices
European Operations
Albstadt-Tailfi, Germany	78,494	February 2018	Two (5 yr.)	Manufacturing, Warehouse and Offices
Anderstorp, Sweden	47,560	Own	—	Manufacturing, Warehouse and Offices
Bergen, Norway	1,076	May 2009	One (5 yr.)	Warehouse and Offices
Bridgend, Wales	131,522	Own	—	Manufacturing, Warehouse and Offices
Brondby, Denmark	16,142	June 2007	One (1 yr.)	Warehouse and Offices
Cardiff, Wales	31,000	December 2009	One (5 yr.)	Warehouse and Offices
Dio, Sweden	107,600	Own	—	Manufacturing and Offices
Dublin, Ireland	5,000	December 2024	Three (5 yr.)	Warehouse and Offices
Ede, The Netherlands	17,545	May 2011	One (5 yr.)	Offices
Ede, The Netherlands	4,628	May 2009	One (5 yr.)	Warehouse
Fondettes, France	122,415	November 2007	None	Manufacturing
Fondettes, France	109,206	Own	—	Warehouse and Offices
Girona, Spain	13,600	November 2010	One (1 yr.)	Warehouse and Offices
Gland, Switzerland	5,531	September 2007	One (5 yr.)	Offices
Gland, Switzerland	1,173	September 2007	One (4 yr.)	Offices
Goteberg, Sweden	7,500	June 2009	One (3 yr.)	Warehouse and Offices
Hong, Denmark	155,541	Own	—	Manufacturing, Warehouse and Offices
Isny, Germany	40,000	Own	—	Manufacturing, Warehouse and Offices
Landskrona, Sweden	3,099	April 2008	One (3 yr.)	Warehouse
Loppem, Belgium	4,037	March 2015	One (3 yr.)	Warehouse and Offices
Mondsee, Austria	1,498	March 2008	One (3 yr.)	Warehouse and Offices
Oporto, Portugal	27,800	Own	—	Manufacturing, Warehouse and Offices
Oskarshamn, Sweden	3,551	December 2007	One (1 yr.)	Warehouse
Oslo, Norway	30,650	September 2011	None	Warehouse and Offices
Porta Westfalica, Germany	134,563	October 2021	After 17 yrs.	Manufacturing, Warehouse and Offices
Spanga, Sweden	3,228	June 2007	One (3 yr.)	Warehouse and Offices
Spanga, Sweden	16,140	Own	—	Warehouse and Offices

		Ownership
		Or Expiration	Renewal
North American/HME Operations	Square Feet	Date of Lease	Options	Use

St. Cyr sur Loire, France	538	Own	—	Offices
Thiene, Italy	21,520	Own	—	Warehouse and Offices
Tours, France	6,626	Own	—	Warehouse and Offices
Trondheim, Norway	3,229	December 2007	One (3 yr.)	Services and Offices
Witterswil, Switzerland	40,328	March 2015	One (5 yr.)	Manufacturing, Warehouse, and Offices

Item 3.  Legal Proceedings.

In the ordinary course of its business, Invacare is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All of the product liability lawsuits have been referred to the company’s insurance carriers and generally are contested vigorously. The coverage territory of the company’s insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. Management does not believe that the outcome of any of these actions will have a material adverse effect upon the company’s business or financial condition.

The company received a subpoena from the U.S. Department of Justice seeking documents relating to three long-standing and well-known promotional and rebate programs maintained by it. The company believes that the programs described in the subpoena are in compliance with all applicable laws and the company is cooperating fully with the government investigation which is currently being conducted out of Washington, D.C.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2006, no matter was submitted to a vote of the company’s security holders.

Executive Officers of the Registrant.*

The following table sets forth the names of the executive officers of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name	Age	Position

A. Malachi Mixon, III	66	Chairman of the Board of Directors and Chief Executive Officer
Gerald B. Blouch	60	President, Chief Operating Officer and Director
Gregory C. Thompson	51	Senior Vice President and Chief Financial Officer
Dale C. LaPorte	65	Senior Vice President — Business Development, General Counsel and Secretary
Joseph B. Richey, II	70	President — Invacare Technologies, Senior Vice President — Electronics and Design Engineering and Director
Louis F.J. Slangen	59	Senior Vice President — Global Market Development
Joseph S. Usaj	55	Senior Vice President — Human Resources

A. Malachi Mixon, III has been a director since 1979. Mr. Mixon has been Chief Executive Officer since 1979 and Chairman of the Board since 1983 and also served as President until 1996, when Gerald B. Blouch, Chief Operating Officer, was elected President. Mr. Mixon serves as a director of The Lamson & Sessions Co. (NYSE), Cleveland, Ohio, a supplier of engineered thermoplastic products, and The Sherwin-Williams Company (NYSE), Cleveland, Ohio, a manufacturer and distributor of coatings and related products. Mr. Mixon also serves as

* The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

Chairman of the Board of Trustees of The Cleveland Clinic Foundation, Cleveland, Ohio, one of the world’s leading academic medical centers.

Gerald B. Blouch has been President and a director of Invacare since November 1996. Mr. Blouch has been Chief Operating Officer since December 1994 and Chairman — Invacare International since December 1993. Previously, Mr. Blouch was President — Homecare Division from March 1994 to December 1994 and Senior Vice President — Homecare Division from September 1992 to March 1994. Mr. Blouch served as Chief Financial Officer of Invacare from May 1990 to May 1993 and Treasurer of Invacare from March 1991 to May 1993. Mr. Blouch is also a director of NeuroControl Corporation, North Ridgeville, Ohio, a privately held company, which develops and markets electromedical stimulation systems for stroke patients.

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

Dale C. LaPorte has been Senior Vice President for Business Development, General Counsel and Secretary since January 1, 2006. Previously, Mr. LaPorte was a partner in the law firm of Calfee, Halter & Griswold LLP from 1974 to 2005. He served as Chairman of that firm from 2000 through 2004.

Joseph B. Richey, II has been a director since 1980 and in September 1992 was named President — Invacare Technologies and Senior Vice President — Electronics and Design Engineering. Previously, Mr. Richey was Senior Vice President of Product Development from July 1984 to September 1992 and Senior Vice President and General Manager of North American Operations from September 1989 to September 1992. Mr. Richey also serves as a director of Steris Corporation (NYSE), Cleveland, Ohio, a manufacturer and distributor of medical sterilizing equipment and as Chairman of the Board of Directors and CEO of NeuroControl Corporation, North Ridgeville, Ohio, a privately held company, which develops and markets electromedical stimulation systems for stroke patients, and is a member of the Board of Trustees for Case Western Reserve University and The Cleveland Clinic Foundation.

Louis F. J. Slangen was named Senior Vice President — Global Market Development in June 2004. Previously, Mr. Slangen was Senior Vice President — Sales & Marketing from December 1994 to June 2004 and from September 1989 to December 1994 was Vice President — Sales and Marketing. Mr. Slangen was previously President — Rehab Division from March 1994 to December 1994 and Vice President and General Manager — Rehab Division from September 1992 to March 1994.

Joseph S. Usaj has been the Senior Vice President — Human Resources since May 2004. Before coming to Invacare, Mr. Usaj served as Vice President — Human Resources for Ferro Corporation, a global manufacturer of performance materials in the electronics, automotive, consumer products and pharmaceutical industries, from August 2002 to December 2003. Previously, Mr. Usaj was Vice President — Human Resources for Phillips Medical Systems from 1998 to 2002.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Invacare’s Common Shares, without par value, trade on the New York Stock Exchange (NYSE) under the symbol “IVC.” Ownership of the company’s Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The number of record holders of the company Common Shares and Class B Common Shares at February 23, 2007 was 4,014 and 25, respectively. The closing sale price for the Common Shares on February 23, 2007 as reported by NYSE was $19.54. The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares and dividends in each of the two most recent fiscal years were as follows:

	2006			2005
			Cash Dividends			Cash Dividends
Quarter Ended:	High	Low	Declared	High	Low	Declared

December 31	$25.27	$21.39	$0.0125	$41.50	$30.70	$0.0125
September 30	25.59	20.18	0.0125	44.87	37.35	0.0125
June 30	31.16	24.84	0.0125	45.93	40.96	0.0125
March 31	35.12	30.32	0.0125	48.08	43.67	0.0125

During 2006 and 2005, the Board of Directors also declared dividends of $0.045 per Class B Common Share. For information regarding limitations on the payment of dividends in the company loan and note agreements, see Long Term Debt in the Notes to the Consolidated Financial Statements included in this report. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly cumulative total return on Invacare’s common shares against the yearly cumulative total return of the companies listed on the Standard & Poor’s 500 Stock Index, the Russell 2000 Stock Index and the S&P Supercomposite Health Care Equipment & Supplies Index (S&P Healthcare Index*).

*	The S&P Supercomposite Health Care Equipment & Supplies Index is a capitalization-weighted average index comprised of health care companies in the S&P 500 Index. This index contains companies that are affected by many of the same health care trends as Invacare.

The above graph assumes $100 invested on December 31, 2001 in the common shares of Invacare Corporation, S&P 500 Index, Russell 2000 Index and the S&P Supercomposite Health Care Equipment & Supplies Index, including reinvestment of dividends, through December 31, 2006.

The following table presents information with respect to repurchases of common shares made by the company during the three months ended December 31, 2006. All of the repurchased shares were surrendered to the company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the company’s 2003 Performance Plan.

			Total Number of Shares	Maximum Number
			Purchased as Part of	of Shares That May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs	the Plans or Programs

10/1/2006-10/31/06	12,000	$23.67	—	$—
1/1/2006-11/30/06	364	23.09	—	—
12/1/2006-12/31/06	—	—	—	—

Total	12,364	$23.65	—	$—

On August 17, 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares. To date, the company has purchased 637,100 shares with authorization remaining to purchase 1,362,900 more shares. The company purchased no shares pursuant to this Board authorized program during 2006.

Item 6.	Selected Financial Data.

The selected consolidated financial data set forth below with respect to the company’s consolidated statements of earnings, cash flows and shareholders’ equity for the fiscal years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheets as of December 31, 2006 and 2005 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of earnings, cash flows and shareholders’ equity data for the fiscal years ended December 31, 2004, 2003 and 2002 are derived from the company’s previously filed Consolidated Financial Statements. The data set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	2006*	2005**	2004	2003	2002
	(In thousands, except per share and ratio data)

Earnings
Net Sales	$1,498,035	$1,529,732	$1,403,327	$1,247,176	$1,089,161
Net Earnings (loss)	(317,774)	48,852	75,197	71,409	64,770
Net Earnings (loss) per Share — Basic	(10.00)	1.55	2.41	2.31	2.10
Net Earnings (loss) per Share — Assuming Dilution	(10.00)	1.51	2.33	2.25	2.05
Dividends per Common Share	0.05	0.05	0.05	0.05	0.05
Dividends per Class B Common Share	0.04545	0.04545	0.04545	0.04545	0.04545
Balance Sheet
Current Assets	$655,758	$594,466	$565,151	$474,722	$398,812
Total Assets	1,490,451	1,646,772	1,628,124	1,108,213	906,703
Current Liabilities	447,976	356,707	258,141	223,488	168,226
Working Capital	207,782	237,759	307,010	251,234	230,586
Long-Term Debt	448,883	457,753	547,974	232,038	234,134
Other Long-Term Obligations	108,228	79,624	68,571	34,383	24,031
Shareholders’ Equity	485,364	752,688	753,438	618,304	480,312
Other Data
Research and Development Expenditures	$22,146	$23,247	$21,638	$19,130	$17,934
Capital Expenditures	21,789	30,924	41,757	28,882	21,451
Depreciation and Amortization	39,892	40,524	32,316	27,235	26,638
Key Ratios
Return on Sales	(21.2)%	3.2%	5.4%	5.7%	5.9%
Return on Average Assets	(20.3)%	3.0%	5.5%	7.1%	7.1%
Return on Beginning Shareholders’ Equity	(42.2)%	6.5%	12.2%	14.9%	17.0%
Current Ratio	1.5:1	1.7:1	2.2:1	2.1:1	2.4:1
Debt-to-Equity Ratio	0.9:1	0.6:1	0.7:1	0.4:1	0.5:1

*	Reflects restructuring charge of $21,250 ($18,700 after tax or $.59 per share assuming dilution), $3,745 expense related to finance charges, interest and fees associated with the company’s previously reported debt covenant violations ($3,300 after tax or $.10 per share assuming dilution), $26,775 expense related to accounts receivable collectibility issues arising primarily from Medicare reimbursement reductions for power wheelchairs announced on November 15, 2006 ($26,775 after tax or $.84 per share assuming dilution), $300,417 expense for an impairment charge related to the write-down of goodwill and other intangible assets ($300,417 after tax or $9.45 per share assuming dilution).

**	Reflects restructuring charge of $7,533 ($5,160 after tax or $0.16 per share assuming dilution).

The comparability of the Selected Financial Data provided in the above table is limited as acquisitions made, in particular the Domus acquisition in 2004, materially impacted the company’s reported results. See Acquisitions in the Notes to the Consolidated Financial Statements as provided in the company’s Form 10-K for the year ended December 31, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK

The company has undergone an internal review of its operations and is undertaking additional cost reduction actions in 2007. The company believes that the implementation of these new initiatives, along with the previously announced global, multi-year plans to reduce manufacturing and distribution costs, will improve the company’s gross margin and result in approximately $38 million of realized savings in 2007. The company anticipates restructuring charges of approximately $20 million in 2007 relating to these actions. Annualized savings from these initiatives implemented by the end of 2007 should approximate $56 million thereafter. The core initiatives are as follows:

•	Product line simplification. The company plans to simplify its product lines and pricing processes to reduce costs and improve service levels.

•	Improvement of gross margins and reduction of fixed costs through further product and sub-assembly outsourcing. The company expects to accelerate its outsourcing of commodity products and sub-assemblies. Asian sourcing is planned to double over the next three years.

•	Rationalization of facilities. Today, Invacare’s primary manufacturing facilities consist of fourteen integrated fabrication plants and two assembly plants worldwide. Invacare will continue in its strategy to move from integrated fabrication plants to assembly plants worldwide. We are finalizing plans to close and/or consolidate several locations worldwide beginning this year through 2009.

•	Standardization of product platforms. To further simplify and reduce production costs, as well as to leverage development and tooling investment, the company has begun the process of standardizing some of its product platforms globally.

The company anticipates earnings declines in the quarter to quarter comparisons in the first half of the year as a result of these cost reduction initiatives being weighted to the second half of the year, as well as the impact of increased competitive pricing pressures and higher interest costs as a result of the company’s debt refinancing. The company believes that the execution of cost reduction plans will provide an improvement in earnings in the second half of the year. The full year earnings are expected to be consistent with the previously announced guidance by the company in a press release issued on February 1, 2007.

RESULTS OF OPERATIONS

2006 Versus 2005

Charge Related to Restructuring Activities.  The company continues to make progress with the restructuring initiatives that it began in 2005 to drive cost reductions and improve profitability which was necessitated by the continued decline in reimbursement for medical equipment by U.S. government programs as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations.

The cost reduction and profit improvement actions include: reduction in personnel, outsourcing improvements utilizing the company’s China manufacturing capability and third parties, shifting resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy, general expense reductions, and exiting facilities.

To date, the company has made substantial progress on its restructuring activities, including exiting four facilities and eliminating approximately 600 positions through December 31, 2006, including 300 positions during 2006. Restructuring charges of $21,250,000 were incurred during 2006 of which $3,973,000 is recorded in cost of products sold, since it relates to inventory markdowns, and the remaining charge amount is included in the Charge Related to Restructuring Activities in the Consolidated Statement of Operations. The costs incurred during 2006 were principally for severance, product line discontinuation and costs associated with facility closures. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded as of December 31, 2006 during 2007.

With additional actions planned in 2007, the company anticipates recognizing an additional charge of $20,000,000 pre-tax. In addition, the company continues to further refine its global manufacturing and distribution strategy. Execution of these cost reduction actions has begun. The company expects a global reduction of at least 350 additional positions and to exit a number of its manufacturing operations worldwide resulting in $38,000,000 of cost reductions in 2007.

Net Sales.   Consolidated net sales for 2006 decreased 2.1% for the year, to $1,498,035,000 from $1,529,732,000 in 2005. Acquisitions accounted for a one percentage point increase in net sales while foreign currency translation had less than a one percentage point impact. The overall decline was primarily driven by sales declines in the NA/HME and Asia/Pacific segments. In the fourth quarter of 2006, the company expanded its number of reporting segments from three to five due to organizational changes within the former North American geographic operating segment and changes in how the chief operating decision maker (as that term is defined in FASB SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information) assesses performance and makes resource allocation decisions. North America now includes: North America/Home Medical Equipment (NA/HME), Invacare Supply Group (ISG) and Institutional Products Group (IPG). The company has modified its operating segments and reportable segments in 2006 with the corresponding prior year amounts being reclassified to conform to the 2006 presentation.

North America/Home Medical Equipment

NA/HME net sales declined 4.3% in 2006 versus the prior year to $676,326,000 from $706,555,000 with acquisitions and foreign currency translation each increasing net sales by one percentage point. These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), and Respiratory (oxygen concentrators, HomeFilltm transfilling systems, sleep apnea, aerosol therapy and other respiratory) products. Rehab product line net sales declined by .7% in 2006, primarily driven by the significant reimbursement changes in the U.S. market during the year. Standard product line net sales declined by 4.7% in 2006, driven by continued pricing pressures for these products which was somewhat offset by increased volumes. Respiratory product line sales declined by 11.1% in 2006 primarily attributable to lower pricing on oxygen concentrators, changes during the year regarding reimbursement for Respiratory product which hampered volumes, and reduced purchases from national and independent providers for HomeFilltm II oxygen systems.

Invacare Supply Group

ISG net sales increased 3.3% in 2006 over the prior year to $228,236,000 from $220,908,000. Acquisitions and foreign currency translation had no impact on the sales increase. These sales consist of ostomy, incontinence, diabetic, wound care and other medical supply product. The increase is primarily attributable to volume increases in the diabetic and incontinence product lines as well as increased volumes into the Retail market channel.

Institutional Products Group

IPG net sales increased 9.4% in 2006 over the prior year to $93,455,000 from $85,415,000. Acquisitions and foreign currency translation had no impact on the sales increase. These sales consist of bed, furniture, home medical equipment, and bathing equipment products sold into the long-term care market. The increase is primarily attributable to higher volumes in its core bed products as well as increases in bathing equipment.

Europe

European net sales declined .4% in 2006 compared to the prior year to $430,427,000 from $432,142,000 with acquisitions increasing net sales one percentage point and foreign currency translation decreasing net sales by one percentage point. Strong sales performance in most of the regions was offset by continued weakness in the German market related to reimbursement policy.

Asia/Pacific

Asia/Pacific net sales declined 17.8% in 2006 from the prior year to $69,591,000 from $84,712,000. Acquisitions increased net sales by five percentage points and foreign currency translation decreased net sales by four percentage points. Performance in this region continues to be negatively impacted by U.S. reimbursement uncertainty in the consumer power wheelchair market, resulting in decreased sales of microprocessor controllers by Invacare’s New Zealand subsidiary and reduced volumes in the company’s Australian distribution business. In addition, the Asia/Pacific segment transacts a substantial amount of its business with customers outside of their region in various currencies other than their functional currencies. As a result, changes in exchange rates, particularly with the Euro and U.S. Dollar, can have a significant impact on sales and cost of sales.

Gross Profit. Consolidated gross profit as a percentage of net sales was 27.8% in 2006 versus 29.2% in 2005. The margin decline was primarily attributable to continued reimbursement issues and competitive pricing pressures as well as inventory write-downs related to restructuring, increased freight costs and lower manufacturing volumes. The decline was partially offset by cost reduction initiatives.

NA/HME gross profit as a percentage of net sales was 29.7% in 2006 versus 33.8% in 2005. The decline was primarily attributable to pricing reductions experienced in Rehab, Standard and Respiratory product lines, inventory write-downs related to restructuring, reduced volumes as a result of reimbursement changes in Rehab and Respiratory product lines, and increased freight costs, all of which were partially offset by continued cost reduction efforts.

ISG gross profit as a percentage of net sales declined .7 of a percentage point from the prior year. The decline was primarily attributable to inventory write-downs related to restructuring and an unfavorable product mix toward lower margin product — diabetic and incontinence products.

IPG gross profit as a percentage of net sales increased 1.9 percentage points in 2006 from the prior year. The increase in margin is attributable to volume increases and continued cost reduction activities.

Gross profit in Europe as a percentage of net sales improved 2.2 percentage points in 2006 from the prior year. The increase was primarily attributable to cost reduction activities.

Gross profit in Asia/Pacific as a percentage of net sales declined by .6 of a percentage point in 2006 from the prior year. The decrease was largely due to inventory write-downs related to restructuring.

Selling, General and Administrative.  Consolidated selling, general and administrative expenses as a percentage of net sales were 24.9% in 2006 and 22.4% in 2005. The overall dollar increase was $31,807,000 or 9.3%, with acquisitions increasing selling, general and administrative costs by approximately $3,750,000 or one percentage point and foreign currency translation decreasing expenses by $2,424,000 or one percentage point. Excluding acquisitions and foreign currency translation impact, SG&A increased $30,481,000 or 8.9%. The primary driver of the increase is attributable to an incremental reserve against accounts receivable of $26,775,000 in the NA/HME segment as described below.

As the company previously disclosed, throughout 2006 Medicare proposed several significant changes to durable medical equipment and oxygen reimbursement, which dramatically impacted the company’s results and the profitability of our U.S. customers. The many changes to reimbursement, which were finalized in the fourth quarter of 2006, added complexity and uncertainty to the claims process and have eroded our customers’ ability to provide quality solutions. As a result of these changes in reimbursement, the company performed a review of its customers most vulnerable to changes in the reimbursement for power mobility products and, as part of its 2006 fourth quarter financial results, the company recorded an incremental reserve against accounts receivable of $26,775,000. In response to these regulatory changes, the company is implementing tighter credit policies and is working with certain customers in an effort to help them reduce costs and improve their financial viability.

Selling, general and administrative expenses excluding acquisitions, foreign currency translation and the incremental reserve against accounts receivable increased $3,706,000 in 2006 or 1% primarily as a result of increased information technology and distribution costs.

Selling, general and administrative expenses for NA/HME increased 17.7% or $31,699,000 in 2006 compared to 2005. Acquisitions increased selling, general and administrative expense by approximately $1,656,000 and foreign currency translation increased expense by $1,082,000. Selling, general and administrative expense also increased $26,775,000 attributable to the incremental reserve recorded for accounts receivable discussed above. The remaining increase in expense is $2,186,000 or 1.2%.

Selling, general and administrative expenses for ISG increased by 8.1% or $1,711,000 in 2006 compared to 2005. The increase is attributable to an increase in distribution and sales and marketing expenses. Selling general and administrative expenses for IPG increased by 3.4% or $463,000 compared to 2005. The increase is attributable to increased product liability and advertising expenses.

European selling, general and administrative expenses decreased by 1.5% or $1,620,000 in 2006 compared to 2005. Acquisitions increased selling, general and administrative expense by approximately $594,000 and foreign currency translation decreased expense by $2,647,000. The remaining increase in expense of $433,000 or .4% was primarily due to higher distribution costs.

Asia/Pacific selling, general and administrative expenses decreased 2.4% or $446,000 in 2006 compared to 2005. Acquisitions increased selling, general and administrative expense by approximately $1,500,000 and foreign currency translation decreased expense by $859,000. The remaining decline in expense of $1,087,000 or 5.9% is attributable to reduced cost structure.

Debt Finance Charges, Interest and Fees Associated with Debt Refinancing.  As previously disclosed in the company’s Form 10-Q for the quarter ended September 30, 2006, in November 2006, the company determined that it was in violation of a financial covenant contained in three Note Purchase Agreements between the company and various institutional lenders (the “Note Purchase Agreements”). The Note Purchase Agreements related to an aggregate principal amount of $330 million in long-term debt of the company. The financial covenant limited the ratio of consolidated debt to consolidated operating cash flow. The company believes the limits were exceeded as a result of borrowings by the company in early October, 2006 under its $500 million credit facility dated January 14, 2005 with various banks (the “Credit Facility”). The violation of the covenant under the Note Purchase Agreements also may have constituted a default under both the credit facility and the company’s separate $100 million trade receivables securitization facility. The company obtained waivers of the covenant violation from each of its lenders through February 15, 2007. On February 12, 2007, the company closed on its new financing facilities and replaced all existing debt facilities. Fees incurred during 2006 associated with the waivers of the covenant violation totaled $3,745,000.

Asset write-downs related to goodwill and other intangibles.  As previously disclosed in the company’s September 30, 2006 Form 10-Q, the company undertakes its annual impairment test of goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, in connection with the preparation of its fourth quarter results each year. As a result of the reduced profitability of its NA/HME operating segment, and uncertainty associated with future market conditions, the company recorded an impairment charge related to goodwill and intangible assets of this segment of $300,417,000. The company is in process of finalizing the underlying valuation associated with this charge in accordance with SFAS No. 142; however, based on the information known at this time, this is the company’s best estimate of the impairment.

The impairment of goodwill in the NA/HME operating segment was primarily the result of reduced government reimbursement levels and changes in reimbursement policies, which negatively affected revenues and profitability in the NA/HME operating segment. During 2006, changes announced by the Centers for Medicare and Medicaid Services, or “CMS,” affected eligibility, documentation, codes, and payment rules relating to power wheelchairs. These changes impacted the predictability of reimbursement of expenses for and access to power wheelchairs, created uncertainty in the market place, and thus had a negative impact on NA/HME’s revenues and related earnings. Effective November 15, 2006, CMS reduced the maximum reimbursement amount for power wheelchairs under Medicare by up to 28%. The reduced reimbursement levels may cause consumers to choose less expensive versions of the company’s power wheelchairs.

NA/HME sales of respiratory products were also negatively affected by the changes in 2006. Small and independent provider sales declined as these dealers slowed their purchases of the company’s HomeFilltm oxygen system product line, in part, until they had a clearer view of future oxygen reimbursement levels. Furthermore, a study issued by the Office of Inspector General or “OIG,” in September 2006 suggested that $3.2 billion in savings could be achieved over five years by reducing the reimbursed rental period from three years (the reimbursement period under current law) to 13 months. The uncertainty created by these announcements continues to negatively impact the home oxygen equipment market, particularly for those providers considering changing to the HomeFilltm oxygen system.

Medicare will also institute a new competitive bidding program for various items in ten as yet unidentified of the largest metropolitan areas late in 2007. This program is designed to reduce Medicare payment levels for items that the Medicare program spends the most money on under the home medical equipment benefit. This new program will likely eliminate some providers from the competitive bidding markets, because only those providers who are chosen to participate (based largely on price) will be able to provide beneficiaries with items included in the bid. Medicare will be expanding the program to an additional 80 metropolitan areas in 2009.

The impact of the above reimbursement changes were taken into consideration in reviewing the profitability of the company’s NA/HME operating segment and in evaluating impairment of goodwill and other intangibles.

Interest.  Interest expense increased to $34,084,000 in 2006 from $27,246,000 in 2005, representing a 25% increase. This increase was attributable to increased borrowing rates. Interest income in 2006 was $2,775,000, which was higher than the prior year amount of $1,683,000 primarily due to an increase in interest received associated with financing provided to customers.

Income Taxes.  The company had an effective tax rate of 2.7% in 2006 and 31.5% in 2005. The company’s effective tax rate is higher than the expected benefit at the U.S. federal statutory rate primarily due to losses with no corresponding tax benefits and a valuation reserve recorded against domestic deferred tax assets reduced by tax credits and earnings abroad being taxed at rates lower than the U.S. federal statutory rate. The decline in the effective rate in 2006 compared to 2005 is primarily due to the losses without benefit and valuation reserve.

Research and Development.  The company continues to invest in research and development activities to maintain its competitive advantage. The company dedicates dollars to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, decreased to $22,146,000 in 2006 from $23,247,000 in 2005. The expenditures, as a percentage of net sales, were 1.4% and 1.5% in 2006 and 2005, respectively.

2005 Versus 2004

Charge Related to Restructuring Activities.  On July 28, 2005, the company announced cost reduction and profit improvement actions, which included: reducing global headcount, outsourcing improvements utilizing the company’s China manufacturing capability and third parties, shifting substantial resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy, general expense reductions, and exiting four facilities.

To date, the company has made substantial progress on its restructuring activities, including exiting four facilities and eliminating approximately 300 positions through December 31, 2005, which resulted in restructuring charges of $7,533,000, principally for severance, of which $4,181,000 has been paid as of December 31, 2005. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company utilized the accruals recorded as of December 31, 2005 during 2006.

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

North America/Home Medical Equipment

NA/HME net sales for 2005 decreased 1.9% over the prior year to $706,555,000 from $720,553,000 with acquisitions and foreign currency translation each increasing net sales by one percentage point. These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), and Respiratory (oxygen concentrators, aerosol therapy, sleep, homefill and associated respiratory) products. In 2005, net sales growth was impacted by the disruption caused by the implementation of the ERP system in the fourth quarter. The company estimates that this resulted in lost sales in NA/HME during the fourth quarter of 2005, primarily due to start up difficulties in processing orders and the inability to ship products to customers within required lead times. Respiratory products declined 1.2% due to reduced purchases from national accounts for the Homefilltm II oxygen system and oxygen concentrators and the disruptions arising out of the ERP system implementation; Standard products declined 2.5% as a result of reduced pricing and ERP issues. Rehab products declined 2.1% primarily due to continued Medicare power wheelchair eligibility pressures and Medicaid related reimbursement pressures.

Invacare Supply Group

ISG net sales increased 7.7% in 2005 over the prior year to $220,908,000 from $205,130,000. Acquisitions and foreign currency translation had no impact on the sales increase. These sales consist of ostomy, incontinence, diabetic, wound care and other medical supply product. The increase is consistent with ISG’s recent growth pattern.

Institutional Products Group

IPG net sales increased 11.5% in 2005 over the prior year to $85,415,000 from $76,590,000. Acquisitions increased net sales by 11.9% while foreign currency translation had no impact on the sales increase. These sales consist of bed, furniture, home medical equipment, and bathing equipment products sold into the long-term care market.

European Operations

European net sales increased 28.3% in 2005 over the prior year to $432,142,000 from $336,792,000 with acquisitions contributing to almost the entire increase as foreign currency did not have a material impact. Organic growth in Europe was minimal and reflected increases throughout Europe offset by declines, primarily in Germany, as a result of pricing pressures.

Asia/Pacific Operations

Asia/Pacific net sales increased 31.8% in 2005 from the prior year to $84,712,000 from $64,262,000. Acquisitions contributed sixteen percentage points of the increase while foreign currency translation contributed four percentage points. The overall growth was primarily driven by volume increases. The Asia/Pacific segment transacts a substantial amount of its business with customers outside of their region in various currencies other than their functional currencies. As a result, changes in exchange rates, particularly with the Euro and U.S. Dollar, can have a significant impact on sales and cost of sales.

Gross Profit.  Consolidated gross profit as a percentage of net sales was 29.2% in 2005 versus 29.8% in 2004. The margin decline was primarily attributable to continued reimbursement issues and competitive pricing pressures as well as increased freight costs and lower manufacturing volumes, and inefficiencies resulting from the North American ERP implementation in the fourth quarter. The factors attributable to the decline were partially offset by the cost reduction initiatives.

NA/HME gross profit as a percentage of net sales was 33.8% in 2005 versus 34.8% in 2004. The decline was primarily attributable to unfavorable mix as a result of reduced Rehab and Respiratory product line volumes, pricing pressures in the Standard product line and higher freight costs as a result of the high price of oil, which was partially offset by continued cost reduction efforts.

ISG gross profit as a percentage of net sales decreased .6 of a percentage point in 2005 from the prior year. The decline was primarily attributable to unfavorable product mix toward lower margin product and higher freight costs.

IPG gross profit as a percentage of net sales decreased 6.0 percentage points in 2005 from the prior year. The decline in margin was attributable to reduced pricing, unfavorable product mix toward lower margin product and higher freight costs.

Gross profit in Europe as a percentage of net sales increased 1.8 percentage points in 2005 from the prior year. The increase was primarily attributable to acquisitions, in particular the full year impact of the Domus acquisition and manufacturing cost reductions.

Gross profit in Asia/Pacific as a percentage of net sales increased 1.3 percentage points in 2005 from the prior year. The increase was largely due to increased volumes and cost reduction activities.

Selling, General and Administrative.  Consolidated selling, general and administrative expenses as a percentage of net sales were 22.4% in 2005 and 21.2% in 2004. The overall dollar increase was $43,482,000 or 15%, with acquisitions increasing selling, general and administrative costs by approximately $37,455,000 or thirteen percentage points and currency translation adding $3,245,000 or one percentage point. Excluding acquisitions and currency translation impact, SG&A increased $2,782,000 or 1% as a result of increased distribution and commission related costs related to increased volumes, continuous investment in marketing and higher bad debt and legal costs.

Selling, general and administrative expenses for NA/HME increased 5% or $7,710,000 in 2005 compared to 2004. Acquisitions increased selling, general and administrative expense by 1% or approximately $2,926,000 and foreign currency translation increased expense by 1% or $1,090,000. The remaining increase of $6,018,000 or 3% was attributable to continued investments in marketing and branding programs, increased distribution and commission costs related to increased volume and higher bad debt and legal costs.

Selling, general and administrative expenses for ISG increased by 4% or $804,000 in 2005 compared to 2004. The increase was attributable to higher distribution, commissions and administrative costs.

Selling general and administrative expenses for IPG increased by 4% or $1,520,000 in 2005 compared to 2004 with acquisitions increasing expense by $1,492,000 or 4%.

European operations’ selling, general and administrative expenses increased 29% or $24,336,000 in 2005 from the prior year. European selling, general and administrative expenses increased due to acquisitions, which caused an increase of $30,978,000 or 36% and foreign currency translation, which increased expenses by $1,556,000 or 2%. The remaining decrease was primarily attributable to a reduced cost structure.

Asia/Pacific operations’ selling, general and administrative expenses increased 99% or $9,112,000 in 2005 compared to 2004 with acquisitions accounting for 22% and foreign currency increasing the expense by $599,000 or 7%. The remaining increase was primarily attributable to cost increases related to increased depreciation, sales and marketing costs and costs associated with expanding our market share in Asia.

Interest.  Interest expense increased to $27,246,000 in 2005 from $14,201,000 in 2004, representing a 92% increase. This increase was attributable to increased borrowings under the company’s previously existing revolving credit facility, resulting primarily from 2004 acquisitions, and to increased borrowing rates. The company’s debt-to-equity ratio decreased to 0.6:1 as of December 31, 2005 from 0.7:1 as of the end of the prior year. Interest income in 2005 was $1,683,000, which was lower than the prior year amount of $5,186,000 primarily due to reduced interest rate financing given to customers through De Lage Landen Inc. (DLL). Since December 2000, Invacare customers desiring financing have primarily utilized the third-party financing arrangement with DLL, a subsidiary of Rabo Bank of the Netherlands, to provide financing.

Income Taxes.  The company had an effective tax rate of 31.5% in 2005 and 31.9% in 2004. The effective tax rate declined due to a change in the mix of earnings and permanent deductions. The company’s effective tax rate was lower than the federal statutory rate primarily due to tax credits and earnings abroad being taxed at rates lower than the federal statutory rate.

Research and Development.  Research and development expenditures, which are included in costs of products sold, increased to $23,247,000 in 2005 from $21,638,000 in 2004. The expenditures, as a percentage of net sales, were 1.5% in 2005 and in the prior year.

INFLATION

Although the company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The company attempts to minimize or offset the effects through increased sales volume, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures. In 2006, 2005 and 2004, the company was able to offset the majority of the impact of price increases from suppliers by productivity improvements and other cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt and Subsequent Events in the Notes to Consolidated Financial Statements) included in this report and working capital management. The company maintains various bank lines of credit to finance its worldwide operations.

Total debt outstanding was $573.1 million at the end of the year, resulting in a debt-to-total-capitalization of 54.1% versus 41.7% at the end of last year. The increase in the debt-to-capitalization ratio was impacted primarily by the reduction in equity related to the goodwill and intangible asset write-off recorded by the company during the fourth quarter 2006 and the restriction on the company’s ability to pay down debt as noted below.

The company obtained waivers of the covenant violation disclosed in its Form 10-Q for the quarter ended September 30, 2006 from each of its lenders. The waivers were effective through February 15, 2007. The waivers limited the company’s debt, (excluding $75 million for asset-backed securitization borrowings) to a maximum amount of $521 million and did not allow a pay down of debt below $501 million. At year-end 2006, the company’s debt, as defined under the waivers, was at the minimum level. The company’s cash and cash equivalents at the end of 2006 were approximately $82.4 million as a result of restrictions on debt pay down included in the debt covenant waivers.

On February 12, 2007, the company completed the refinancing of its existing indebtedness and put in place a long-term capital structure. The new financing program provides the company with total capacity of approximately $710 million, the net proceeds of which were utilized to refinance substantially all of the company’s existing indebtedness and pay related fees and expenses (the “Refinancing”). As part of the financing, the company entered into a $400 million senior secured credit facility consisting of a $250 million term loan facility and a $150 million revolving credit facility. The company’s obligations under the new senior secured credit facility are secured by substantially all of the company’s assets and are guaranteed by its material domestic subsidiaries, with certain obligations also guaranteed by its material foreign subsidiaries. Borrowings under the new senior secured credit facility will generally bear interest at LIBOR plus a margin of 2.25%, including an initial facility fee of 0.50% per annum on the facility.

The company also completed the sale of $175 million principal amount of its 9 3/4% Senior Notes due 2015 to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The notes are unsecured senior obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, and pay interest at 9 3/4% per annum on each February 15 and August 15. The net proceeds to the company from the offering of the notes, after deducting the initial purchasers’ discount and the estimated offering expenses payable by the company, were approximately $167 million.

Also, as part of the refinancing, the company completed the sale of $135 million principal amount of its Convertible Senior Subordinated Debentures due 2027 to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The debentures are unsecured senior subordinated obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the company, or a combination of cash and common shares of the company, subject to certain conditions. The initial conversion rate is 40.3323 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $24.79 per share. The debentures are redeemable at the company’s option, subject to specified conditions, on or after February 6, 2012 through and including February 1, 2017, and at the company’s option after February 1, 2017. On February 1, 2017 and 2022 and upon the occurrence of certain circumstances, holders have the right to require the company to repurchase all or some of their debentures. The net proceeds to the company from the offering of the debentures, after deducting the initial purchasers’ discount and the estimated offering expenses payable by the company, were approximately $132.3 million.

The notes, debentures and common shares issuable upon conversion of the debentures have not been registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration under, or an applicable exemption from, the registration requirements of the Securities Act and applicable state securities laws.

The company estimates that the weighted average interest rate of the new facilities and securities combined will be approximately 7.5% versus the weighted average interest rate for 2006 approximately 5.9%.

Additionally, the company maintains various other demand lines of credit totaling a U.S. dollar equivalent of approximately $53,722,000 as of December 31, 2006. The lines of credit along with cash generated from operations have been and will continue to be used to fund the company’s domestic and foreign working capital, capital expenditures and acquisition requirements.

The company’s borrowing arrangements contain covenants with respect to, among other items, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company’s bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements. Under the most restrictive covenant of the company’s borrowing arrangements, the company was at its maximum borrowing capacity pursuant to the covenants of the company’s previously existing $500,000,000 multi-currency, long-term revolving credit agreement, which was repaid in full as part of the Refinancing. However, as a result of the Refinancing, the company has available approximately $26,175,000 in borrowing capacity, with an associated cash balance of $80,983,000, as of February 23, 2007 under the most restrictive covenants of its new financing arrangements.

While there is general concern about the potential for rising interest rates, exposure to interest rate fluctuations is manageable given that a portion of the company’s debt is at a fixed rate through 2027, the company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the company’s free cash flow should allow Invacare to absorb any modest rate increases in the months ahead without any material impact on our liquidity or capital resources. As of December 31, 2006, the weighted average floating interest rate on borrowings was 5.90%, but as a result of the Refinancing, is expected to climb to approximately 7.5% for 2007.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of December 31, 2006. The company estimates that capital investments for 2007 could approximate $25,000,000, compared to actual capital expenditures of $21,789,000 in 2006. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $61,737,000 in 2006, compared to $77,244,000 in the previous year. The decrease is due primarily to decreased earnings, which were impacted by an increase in recoverable taxes, partially offset by an increase in accounts payable and decrease in accounts receivable.

Cash flows used for investing activities were $34,446,000 in 2006, compared to $86,734,000 in 2005. The decrease in cash used was primarily attributable to lower acquisition costs compared to 2005 and a reduction in purchases of property and equipment as compared to the prior year as the company invested more in 2005 on implementing ERP Systems in North America, Europe and Asia/Pacific.

Cash flows provided by financing activities in 2006 were $27,941,000, compared to cash flows provided of $2,497,000 in 2005. Cash borrowed for financing activities in 2006 was much higher than in 2005 as the company borrowed more for ongoing business activities.

During 2006, the company generated free cash flow of $52,181,000 compared to free cash flow of $53,522,000 in 2005. The decrease was primarily attributable to lower earnings, which were impacted by restructuring charges, and an increase in recoverable taxes. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.). The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Twelve Months Ended
	December 31,
	2006	2005

Net cash provided by operating activities	$61,737	$77,244
Plus:
Net Cash impact related to restructuring Activities	9,935	1,837
Less:
Purchases of property and equipment — net	(19,491)	(25,559)

Free Cash Flow	$52,181	$53,522

CONTRACTUAL OBLIGATIONS

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations Senior Notes	$431,167	$68,514	$133,854	$39,208	$189,591
Revolving credit agreements	184,147	8,772	17,544	157,831	—
Other notes	71,750	71,750	—	—	—
Operating lease obligations	43,589	17,448	17,560	5,475	3,106
Capital lease obligations	18,675	1,876	3,362	2,812	10,625
Purchase obligations (primarily computer systems contracts)	542	500	42	—	—
Other long-term obligations Product liability	22,631	3,296	10,067	3,464	5,804
SERP	33,676	424	1,752	1,752	29,748
Other, principally deferred compensation	13,366	364	755	635	11,612

Total	$819,543	$172,944	$184,936	$211,177	$250,486

The long-term debt obligation payments shown above are as of December 31, 2006. However, as a result of the Refinancing that was completed on February 12, 2007, the long-term debt obligations are estimated to be as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations
Credit Facility	$363,507	$19,158	$42,790	$42,790	$258,769
9 3/4% Senior Notes due 2015	311,622	15,052	34,125	34,125	228,320
4.125% Convertible Senior Subordinated Debentures due 2027	$246,146	$4,913	$11,138	$11,138	$219,227

DIVIDEND POLICY

It is the company’s policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $0.05 per Common Share and $0.045 per Class B Common Share. It is not anticipated that this will change materially as the company continues to have available significant growth opportunities through internal development and acquisitions. For 2006, dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid.

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

The following critical accounting policies, among others, affect the more significant judgments and estimates used in preparation of our consolidated financial statements.

Revenue Recognition

Invacare’s revenues are recognized when products are shipped to unaffiliated customers. The SEC’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition,” as updated by SAB No. 104, provides guidance on the application of generally accepted accounting principles (GAAP) to selected revenue recognition issues. The company has concluded that its revenue recognition policy is appropriate and in accordance with GAAP and SAB No. 101.

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

Distributed products sold by the company are accounted for in accordance with Emerging Issues Task Force, or “EITF” No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent.  The company records distributed product sales gross as a principal since the company takes title to the products and have the risks of loss for collections, delivery and returns.

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

Allowance for Uncollectible Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of our receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts is based primarily on management’s evaluation of the financial condition of the customer. In addition, as a result of the third party financing arrangement with DLL, management monitors the collection status of these contracts in accordance with our limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts.

In 2006, the company recorded an incremental reserve against accounts receivable of $26,775,000 due to the increased collectibility risk to the company resulting from changes in Medicare reimbursement regulations, specifically changes to the qualification processes and reimbursement levels of power wheelchairs. The company has reviewed the accounts receivables associated with many of the company’s customers that are most exposed to these issues. The company is also working with certain of its customers in an effort to help them reduce costs and improve their profitability. In addition, the company has also implemented tighter credit policies with many of these accounts.

Inventories and Related Allowance for Obsolete and Excess Inventory

Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out method. Inventories have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales. A provision for excess and obsolete inventory is recorded as needed based upon the discontinuation of products, redesigning of existing products, new product introductions, market changes and safety issues. Both raw materials and finished goods are reserved for on the balance sheet.

In general, we review inventory turns as an indicator of obsolescence or slow moving product as well as the impact of new product introductions. Depending on the situation, the individual item may be partially or fully reserved for. No inventory that was reserved for has been sold at prices above their new cost basis. We continue to increase our overseas sourcing efforts, increase our emphasis on the development and introduction of new products, and decrease the cycle time to bring new product offerings to market. These initiatives are sources of inventory obsolescence for both raw material and finished goods.

Goodwill, Intangible and Other Long-Lived Assets

Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We complete our annual impairment tests in the fourth quarter of each year. As a result of reduced profitability in the NA/HME operating segment and uncertainty associated with future market conditions, the company recorded impairment charges related to goodwill and intangible assets of this segment of $300,417,000 at December 31, 2006. Interest rates have a significant impact upon the discounted cash flow methodology utilized in our annual impairment testing. Increasing interest rates decrease the fair value estimates used in our testing.

Product Liability

The company’s captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $13,000,000 in the aggregate of the company’s North American product liability exposure. The company also has additional layers of external insurance coverage insuring up to $75,000,000 in annual aggregate losses arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company’s per country foreign liability limits, as applicable. There can be no assurance that Invacare’s current insurance levels will continue to be adequate or available at affordable rates.

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

Warranty

Generally, the company’s products are covered from the date of sale to the customer by warranties against defects in material and workmanship for various periods depending on the product. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the current year. See Current Liabilities in the Notes to the Consolidated Financial Statements included in this report for a reconciliation of the changes in the warranty accrual.

Accounting for Stock-Based Compensation

Prior to January 1, 2006, the company accounted for options under our stock-based compensation plans using the intrinsic value method in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2006, the company adopted Statement of Financial Accounting Standard No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”) using the modified prospective application method. Under the modified prospective method, compensation cost was recognized for the twelve months ended December 31, 2006 for: (1) all stock-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value calculated in accordance with SFAS 123R, and (2) all stock-based payments granted prior to, but not vested as of, January 1, 2006 based upon grant-date fair value previously calculated for previously presented pro forma footnote disclosures in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation. Results for periods prior to January 1, 2006 have not been restated.

Upon adoption of SFAS 123R, the company did not make any other modifications to the terms of any previously granted options. However, the terms of new awards granted have been modified so that the vesting periods are deemed to be substantive for those who may be retiree eligible. No changes were made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of December 31, 2006, there was $13,182,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested shares, and includes $3,512,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant; thus, no compensation was reflected in the consolidated statement of operations for these options prior to January 1, 2006. However, restricted stock awards granted without cost to the recipients were and continue to be expensed on a straight-line basis over the vesting periods.

Income Taxes

As part of the process of preparing its financial statements, the company is required to estimate income taxes in various jurisdictions. The process requires estimating the company’s current tax exposure, including assessing the risks associated with tax audits, as well as estimating temporary differences due to the different treatment of items for tax and accounting policies. The temporary differences are reported as deferred tax assets and or liabilities. The company also must estimate the likelihood that its deferred tax assets will be recovered from future taxable income and whether or not valuation allowances should be established. In the event that actual results differ from its estimates, the company’s provision for income taxes could be materially impacted.

The company does not believe that there is a substantial likelihood that materially different amounts would be reported related to its critical accounting policies.

ACCOUNTING CHANGES

In September 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), or “FAS 158.” FAS 158 requires plan sponsors to recognize the funded status of their defined benefit postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the balance sheet date and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The company adopted the provisions of FAS 158 on December 31, 2006. The adoption required the company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our postretirement benefit plan in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adoption of FAS 158 did not affect the company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented. See Retirement and Benefit Plans in the Notes to the Consolidated Financial Statements included in this report.

In December 2004, FASB issued SFAS 123R, which required companies to expense stock options and other share-based payments. SFAS 123R supersedes SFAS No. 123, which permitted either expensing stock options or providing pro forma disclosure. The provisions of SFAS 123R, which were effective for the company on January 1, 2006, apply to all awards granted, modified, cancelled or repurchased after January 1, 2006 as well as the unvested portion of prior awards. The company adopted the standard as of January 1, 2006. See Shareholders’ Equity Transactions in the Notes to the Consolidated Financial Statements included in this report.

In the fourth quarter of 2006, the company expanded its number of reporting segments from three to five due to organizational changes within the former North American geographic operating segment and changes in how the chief operating decision maker assesses performance and makes resource allocation decisions. Accordingly, the company has modified its operating segments and reportable segments in 2006 with the corresponding prior year amounts being reclassified to conform to the 2006 presentation. See Business Segments in the Notes to the Consolidated Financial Statements included in this report.

In 2006, the company determined that the reported December 31, 2005 accumulated benefit for the company’s non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) was understated by $2,941,000 ($1,912,000 after-tax), or $0.06 per share, as the result of accounting errors in which recorded expense in prior years was netted by SERP benefit payments. The company assessed the error amounts considering SEC Staff Accounting Bulletin No. 99, Materiality, as well as SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or “SAB 108.” The error was not material to any prior period reported financial statements, but was material in the current year. Accordingly, the company recorded the correction of the understatement of expense as an adjustment to beginning retained earnings pursuant to the special transition provision detailed in SAB 108.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or “FIN 48.” FIN 48 prescribes recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance regarding derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, thus January 1, 2007 for Invacare. The company will adopt the standard as of the effective date and currently does not believe the adoption will have a material impact on the company’s financial position or future results.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk.

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 2006 debt levels, a 1% change in interest rates would impact interest expense by approximately $2,292,000 and by approximately $5,588,000 if the company’s new Refinancing had been in effect as of December 31, 2006. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders’ Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule, which appear on pages FS-1 to FS-38 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of December 31, 2006, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining a system of adequate internal control over financial reporting that provides reasonable assurance that assets are safeguarded and that transactions are authorized, recorded and reported properly. The system includes self-monitoring mechanisms; regular testing by the company’s internal auditors; a Code of Conduct; written policies and procedures; and a careful selection and training of employees. Actions are taken to correct deficiencies as they are identified. An effective internal control system, no matter how well designed, has inherent limitations — including the possibility of the circumvention or overriding of controls — and therefore can provide only reasonable assurance that errors and fraud that can be material to the financial statements are prevented or would be detected on a timely basis. Further, because of changes in conditions, internal control system effectiveness may vary over time.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting is based on the Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

In management’s opinion, internal control over financial reporting is effective as of December 31, 2006.

The company’s independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment of internal control over financial reporting and, based on that audit, issued an attestation report regarding management’s assessment, which is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the company’s internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information required by Item 10 as to the executive officers of the company is included in Part I of this Annual Report on Form 10-K. The other information required by Item 10 as to the directors of the company, the Audit Committee, the audit committee financial expert, the procedures for recommending nominees to the Board of Directors, compliance with Section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Compliance” in the company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

We submitted the New York Stock Exchange (“NYSE”) Section 12(a) Annual CEO Certification as to our compliance with the NYSE corporate governance listing standards to the NYSE in June 2006. In addition, we have filed the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as exhibits to this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Corporate Governance” in the company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item. 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the caption “Share Ownership of Principal Holders and Management” in the company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

Information regarding the securities authorized for issuance under the company’s equity compensation plans is incorporated by reference to the information set forth under the captions “Compensation of Executive Officers” and “Compensation of Directors” in the company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Independent Auditors” and “Pre-Approval Policies and Procedures” in the company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements.

The following financial statements of the company are included in Part II, Item 8:

Consolidated Statement of Operations — years ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheet — December 31, 2006 and 2005

Consolidated Statement of Cash Flows — years ended December 31, 2006, 2005, and 2004

Consolidated Statement of Shareholders’ Equity — years ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules.

The following financial statement schedule of the company is included in Part II, Item 8:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3)	Exhibits.

See Exhibit Index at page number I-52 of this Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 1, 2007.

INVACARE CORPORATION

By:	/s/ A. Malachi Mixon, III
A. Malachi Mixon, III
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 1, 2007.

Signature	Title

/s/ A. Malachi Mixon, III A. Malachi Mixon, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Gerald B. Blouch Gerald B. Blouch	President, Chief Operating Officer and Director

/s/ Gregory C. Thompson Gregory C. Thompson	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James C. Boland James C. Boland	Director

/s/ Michael F. Delaney Michael F. Delaney	Director

/s/ C. Martin Harris, M.D. C. Martin Harris, M.D.	Director

/s/ Bernadine P. Healy, M.D. Bernadine P. Healy, M.D.	Director

/s/ John R. Kasich John R. Kasich	Director

/s/ Dan T. Moore, III Dan T. Moore, III	Director

/s/ Joseph B. Richey, II Joseph B. Richey, II	Director

/s/ William M. Weber William M. Weber	Director

INVACARE CORPORATION
Report on Form 10-K for the fiscal year ended December 31, 2006.

Exhibit Index

Official		Sequential
Exhibit No.	Description	Page No.

2.1	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares in WP Domus GmbH by and among WP Domus LLC, Mr. Peter Schultz and Mr. Wilhelm Kaiser, Invacare GmbH & Co. KG and Invacare Corporation dated as of July 31, 2004	(A)
2.2	Guarantee Letter Agreement of Warburg, Pincus Ventures, L.P. and Warburg, Pincus International, L.P. dated as of September 9, 2004	(A)
3(a)	Amended and Restated Articles of Incorporation, as last amended February 2, 1996	(H)
3(b)	Code of Regulations, as amended on May 22, 1996	(H)
3(c)	Certificate of Amendment to Amended and Restated Articles of Incorporation, as amended on July 8, 2005	(I)
4(a)	Specimen Share Certificate for Common Shares	(Q)
4(b)	Specimen Share Certificate for Class B Common Shares	(Q)
4(c)	Rights agreement between Invacare Corporation and National City Bank dated as of July 8, 2005	(I)
4(d)	Indenture, dated as of February 12, 2007, by and among Invacare Corporation, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (including the Form of 4.125% Convertible Senior Subordinated Debenture due 2027 and related Guarantee attached as Exhibit A)	(S)
4(e)	Indenture, dated as of February 12, 2007, by and among Invacare Corporation, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (including the Form of 9 3/4% Senior Note due 2015 and related Guarantee attached as Exhibit A).	(S)
10(a)	1992 Non-Employee Directors Stock Option Plan adopted in May 1992	(H)
10(b)	Deferred Compensation Plan for Non-Employee Directors, adopted in May 1992	(H)
10(c)	Invacare Corporation 1994 Performance Plan approved January 28, 1994	(H)
10(d)	Amendment No. 1 to the Invacare Corporation 1994 Performance Plan approved May 28, 1998	(H)	*
10(e)	Amendment No. 2 to the Invacare Corporation 1994 Performance Plan approved May 24, 2000	(B)	*
10(f)	Amendment No. 3 to the Invacare Corporation 1994 Performance Plan	(E)	*
10(g)	Invacare Retirement Savings Plan, effective January 1, 2001	(C)
10(h)	Agreement entered into by and between the company and Chief Operating Officer	(D)	*
10(i)	Amendment No. 1 to Invacare Corporation 401(K) Plus Benefit Equalization Plan	(G)
10(j)	Invacare Corporation 401(K) Plus Benefit Equalization Plan (As amended and restated effective January 1, 2003)	(G)
10(k)	Invacare Corporation 2003 Performance Plan	(F)	*
10(l)	Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and Schedule of all such agreements with current executive officers	(Q)
10(m)	Form of Indemnity Agreement entered into by and between the company and certain of its Directors and executive officers and Schedule of all such Agreements with Directors and executive officers	(D)	*
10(n)	Employment Agreement entered into by and between the company and Chief Financial Officer	(D)	*
10(o)	Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005	(H)	*
10(p)	Invacare Corporation Death Benefit Only Plan, effective January 1, 2005	(H)	*

Official		Sequential
Exhibit No.	Description	Page No.

10(q)	A. Malachi Mixon, III 10b5-1 Plan, effective February 14, 2005	(H)	*
10(r)	Gerald B. Blouch 10b5-1 Plan, effective February 22, 2005	(H)	*
10(s)	Gregory C. Thompson 10b5-1 Plan, effective February 21, 2005	(H)	*
10(t)	Supplemental Executive Retirement Plan (As amended and restated effective February 1, 2000)	(H)	*
10(u)	Form of Director Stock Option Award under Invacare Corporation 1994 Performance Plan	(H)	*
10(v)	Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan	(H)	*
10(w)	Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan	(H)	*
10(x)	Form of Restricted Stock Option Award under Invacare Corporation 2003 Performance Plan	(H)	*
10(y)	Form of Stock Option Award under Invacare Corporation 2003 Performance Plan	(H)	*
10(z)	Director Compensation Schedule	(Q)
10(aa)	Invacare Corporation Executive Incentive Bonus Plan, effective as of January 1, 2005	(J)	*
10(ab)	Receivables Purchase Agreement, dated as of September 30, 2005, among Invacare Receivables Corporation, as Seller, Invacare Corporation, as Servicer, Park Avenue Receivables company, LLC and JPMorgan Chase Bank, N.A., as Agent	(K)
10(ac)	Note Purchase Agreement dated as of April 27, 2006, by and among Invacare Corporation and the various purchasers named therein, relating to $150,000,000 6.15% Senior Notes Due April 27, 2016.	(M)
10(ad)	Amendment #1, dated as of September 28, 2006, to the Receivables Purchase Agreement, dated as of September 30, 2005, by and among Invacare Receivables Corporation, as Seller, Invacare Corporation, as Servicer, Park Avenue Receivables company, LLC and JPMorgan Chase Bank, N.A., as Agent	(N)
10(ae)	Omnibus Waiver, Amendment and Reaffirmation of Performance Undertaking dated as of November 14, 2006 to Receivables Purchase Agreement, dated as of September 30, 2005, among Invacare Receivables Corporation, as Seller, Invacare Corporation, as Servicer, Park Avenue Receivables company, LLC and JPMorgan Chase Bank, N.A., as Agent	(O)
10(af)	Waiver and Amendment dated as of November 14, 2006 to Note Purchase Agreement dated as of April 27, 2006, by and among Invacare Corporation and the various purchasers named therein, relating to $150,000,000 6.15% Senior Notes Due April 27, 2016.	(O)
10(ag)	Second Omnibus Waiver, Amendment and Reaffirmation of Performance Undertaking dated as of November 14, 2006 to Receivables Purchase Agreement, dated as of September 30, 2005, among Invacare Receivables Corporation, as Seller, Invacare Corporation, as Servicer, Park Avenue Receivables company, LLC and JPMorgan Chase Bank, N.A., as Agent	(P)
10(ah)	Second Waiver and Amendment dated as of November 14, 2006 to Note Purchase Agreement dated as of April 27, 2006, by and among Invacare Corporation and the various purchasers named therein, relating to $150,000,000 6.15% Senior Notes Due April 27, 2016.	(P)
10(ai)	Credit Agreement, dated February 12, 2007, by and among Invacare Corporation, the Facility Guarantors named therein, the lenders named therein, Banc of America Securities LLC and KeyBank National Association as joint lead arrangers for the term loan facility, and National City Bank and KeyBank National Association as joint lead arrangers for the revolving loan facility.	(S)

Official		Sequential
Exhibit No.	Description	Page No.

10(aj)	Purchase Agreement by and among Invacare Corporation, the Subsidiary Guarantors named therein, and the Initial Purchasers named therein dated as of February 5, 2007.	(R)
10(ak)	Purchase Agreement by and among Invacare Corporation, the Subsidiary Guarantors named therein, and the Initial Purchasers named therein dated as of February 7, 2007.	(R)
18	Letter re: Change in Accounting Principles	(Q)
21**	Subsidiaries of the company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement

**	Filed herewith.

(A)	Reference is made to the appropriate Exhibit to the company report on Form 8-K, dated September 9, 2004, which Exhibit is incorporated herein by reference.

(B)	Reference is made to the appropriate Exhibit of the company report on Form S-8, dated March 30, 2001, which Exhibit is incorporated herein by reference.

(C)	Reference is made to Exhibit 10.1 of the company report on Form 10-Q, for the quarter ended September 30, 2002, which Exhibit is incorporated herein by reference.

(D)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2002, which Exhibit is incorporated herein by reference.

(E)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended March 31, 2003, which Exhibit is incorporated herein by reference.

(F)	Reference is made to Exhibit 4.5 of Invacare Corporation Form S-8 filed on October 17, 2003, which is incorporated herein by reference, which is incorporated herein by reference.

(G)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended June 30, 2004, which Exhibit is incorporated herein by reference.

(H)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2004, which Exhibit is incorporated herein by reference.

(I)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated July 8, 2005, which is incorporated herein by reference.

(J)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated April 4, 2005, which is incorporated herein by reference.

(K)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated September 29, 2005, which is incorporated herein by reference.

(L)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated March 13, 2006, which is incorporated herein by reference.

(M)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated April 27, 2006, which is incorporated herein by reference.

(N)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated April 27, 2006, which is incorporated herein by reference.

(O)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated November 14, 2006, which is incorporated herein by reference.

(P)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 15, 2006, which is incorporated herein by reference.

(Q)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2005, which Exhibit is incorporated herein by reference.

(R)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 5, 2007, which is incorporated herein by reference.

(S)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 12, 2007, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Invacare Corporation

We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Accounting Policies in the notes to the consolidated financial statements, the Company adopted the provisions of SFAS No. 123(R), Share Based Payment, effective January 1, 2006; the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006; and the provisions of SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, applying the one-time special transition provisions, in 2006. In addition, as described in Accounting Policies in the notes to the consolidated financial statements, in 2005 the Company changed its method of accounting for inventories.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Invacare Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Cleveland, Ohio
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Invacare Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Invacare Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Invacare Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Invacare Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Invacare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invacare Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2006 of Invacare Corporation, and the financial statement schedule for the three years in the period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Cleveland, Ohio
February 28, 2007

CONSOLIDATED STATEMENT OF OPERATIONS

INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Net sales	$1,498,035	$1,529,732	$1,403,327
Cost of products sold	1,080,965	1,083,533	985,383

Gross Profit	417,070	446,199	417,944
Selling, general and administrative expenses	373,846	342,039	298,557
Charge related to restructuring activities	17,277	7,295	—
Debt finance charges, interest and fees associated with debt refinancing	3,745	—	—
Asset write-downs related to goodwill and other intangibles	300,417	—	—
Interest expense	34,084	27,246	14,201
Interest income	(2,775)	(1,683)	(5,186)

Earnings (loss) before Income Taxes	(309,524)	71,302	110,372
Income taxes	8,250	22,450	35,175

Net Earnings (loss)	$(317,774)	$48,852	$75,197

Net Earnings (loss) per Share — Basic	$(10.00)	$1.55	$2.41

Weighted Average Shares Outstanding — Basic	31,789	31,555	31,153

Net Earnings (loss) per Share — Assuming Dilution	$(10.00)	$1.51	$2.33

Weighted Average Shares Outstanding — Assuming Dilution	31,789	32,452	32,347

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

INVACARE CORPORATION AND SUBSIDIARIES

	December 31,	December 31,
	2006	2005
	(In thousands)

Assets
Current Assets
Cash and cash equivalents	$82,203	$25,624
Marketable securities	190	252
Trade receivables, net	261,606	287,955
Installment receivables, net	7,097	12,935
Inventories, net	201,756	176,925
Deferred income taxes	13,512	27,446
Other current assets	89,394	63,329

Total Current Assets	655,758	594,466
Other Assets	66,346	47,110
Other Intangibles	103,973	108,117
Property and Equipment, net	173,945	176,206
Goodwill	490,429	720,873

Total Assets	$1,490,451	$1,646,772

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$163,041	$133,106
Accrued expenses	147,776	130,033
Accrued income taxes	12,916	13,340
Short-term debt and current maturities of long-term obligations	124,243	80,228

Total Current Liabilities	447,976	356,707
Long-Term Debt	448,883	457,753
Other Long-Term Obligations	108,228	79,624
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)
Common Shares (Authorized 100,000 shares; 32,051 and 31,695 issued in 2006 and 2005, respectively) — no par	8,013	7,925
Class B Common Shares (Authorized 12,000 shares; 1,112, issued and outstanding) — no par	278	278
Additional paid-in-capital	143,714	138,937
Retained earnings	276,750	598,025
Accumulated other comprehensive earnings	99,188	47,480
Unearned compensation on stock awards	—	(1,692)
Treasury shares (1,186 and 1,058 shares in 2006 and 2005, respectively)	(42,579)	(38,265)

Total Shareholders’ Equity	485,364	752,688

Total Liabilities and Shareholders’ Equity	$1,490,451	$1,646,772

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Operating Activities
Net earnings (loss)	$(317,774)	$48,852	$75,197
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	37,711	40,524	32,316
Provision for losses on trade and installment receivables	36,910	14,168	11,222
Provision for deferred income taxes	4,285	(100)	4,250
Provision for other deferred liabilities	4,607	3,571	4,091
Loss on disposals of property and equipment	2,219	297	(74)
Write down of goodwill and intangibles	300,417	—	—
Changes in operating assets and liabilities:
Trade receivables	(4,035)	(10,075)	(19,978)
Installment sales contracts, net	(5,997)	(4,402)	(2,911)
Inventories	(15,932)	(12,919)	(15,781)
Other current assets	(25,043)	(7,046)	(516)
Accounts payable	22,857	(6,923)	19,718
Accrued expenses	19,284	9,185	(11,281)
Other long-term liabilities	(754)	2,112	1,997

Net Cash Provided by Operating Activities	61,737	77,244	98,250
Investing Activities
Purchases of property and equipment	(21,789)	(30,924)	(41,757)
Proceeds from sale of property and equipment	2,298	5,365	3
Business acquisitions, net of cash acquired	(15,296)	(58,216)	(343,554)
Increase (decrease) in other investments	252	(44)	(603)
Increase in other long-term assets	(850)	(1,013)	(3,133)
Other	939	(1,902)	96

Net Cash Required for Investing Activities	(34,446)	(86,734)	(388,948)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	872,549	796,073	844,432
Payments on revolving lines of credit, securitization facility and long-term borrowings	(846,100)	(796,619)	(541,244)
Proceeds from exercise of stock options	3,081	4,623	9,850
Payment of dividends	(1,589)	(1,580)	(1,557)
Purchase of treasury stock	—	—	(4,430)

Net Cash Provided by Financing Activities	27,941	2,497	307,051
Effect of exchange rate changes on cash	1,347	50	140

Increase (decrease) in cash and cash equivalents	56,579	(6,943)	16,493
Cash and cash equivalents at beginning of year	25,624	32,567	16,074

Cash and cash equivalents at end of year	$82,203	$25,624	$32,567

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

INVACARE CORPORATION AND SUBSIDIARIES

					Accumulated
			Additional		Other
	Common	Class B	Paid-in-	Retained	Comprehensive	Unearned	Treasury
	Stock	Stock	Capital	Earnings	Earnings (Loss)	Compensation	Stock	Total
	(In thousands)

January 1, 2004 Balance	$7,686	$278	$109,015	$477,113	$51,057	$(1,458)	$(25,387)	$618,304
Exercise of stock options, including tax benefit	112		13,872				(2,444)	11,540
Restricted stock awards	5		906			(911)		—
Restricted stock award expense						812		812
Net earnings				75,197				75,197
Foreign currency translation adjustments					57,903			57,903
Unrealized loss on cash flow hedges					(4,322)			(4,322)
Marketable securities holding loss					(9)			(9)

Total comprehensive income								128,769
Dividends				(1,557)				(1,557)
Purchase of treasury shares							(4,430)	(4,430)

December 31, 2004 Balance	7,803	278	123,793	550,753	104,629	(1,557)	(32,261)	753,438
Exercise of stock options, including tax benefit	117		14,133				(6,004)	8,246
Restricted stock awards	5		1,011			(1,016)		—
Restricted stock award expense						881		881
Net earnings				48,852				48,852
Foreign currency translation adjustments					(56,176)			(56,176)
Unrealized losses on cash flow hedges					(1,008)			(1,008)
Marketable securities holding gain					35			35

Total comprehensive loss								(8,297)
Dividends				(1,580)				(1,580)

December 31, 2005 Balance	7,925	278	138,937	598,025	47,480	(1,692)	(38,265)	752,688
Cumulative effect adjustment, adoption of SAB 108, net of tax				(1,912)				(1,912)
Adjustment upon adoption of FAS 123R			(1,692)			1,692		—
Exercise of stock options, including tax benefit	59		5,423				(4,314)	1,168
Restricted stock awards	29		1,046					1,075
Net loss				(317,774)				(317,774)
Foreign currency translation adjustments					64,386			64,386
Unrealized gains on cash flow hedges					2,303			2,303
Marketable securities holding loss					(41)			(41)

Total comprehensive loss								(251,126)
Adjustment to initially apply FASB Statement No. 158, net of tax					(14,940)			(14,940)
Dividends				(1,589)				(1,589)

December 31, 2006 Balance	$8,013	$278	$143,714	$276,750	$99,188	$—	$(42,579)	$485,364

See notes to consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies

Nature of Operations:  Invacare Corporation is the world’s leading manufacturer and distributor in the $8.0 billion worldwide market for medical equipment used in the home based upon our distribution channels, breadth of product line and net sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care, retail and extended care markets.

Principles of Consolidation:  The consolidated financial statements include the accounts of the company, its majority owned subsidiaries and a variable interest entity for which the company is the primary beneficiary. Certain foreign subsidiaries, represented by the European segment, are consolidated using a November 30 fiscal year end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company’s financial statements. All significant intercompany transactions are eliminated.

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

Inventories:  Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out method. Market costs are based on the lower of replacement cost or estimated net realizable value. Inventories have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

In the fourth quarter of 2005, the company changed its method of accounting for domestic manufactured inventories from the lower of cost, as determined by the last-in, first-out (LIFO) method of accounting, or market to the lower of cost, as determined by the first-in, first-out (FIFO) method of accounting, or market. The company believes that this change is preferable because: 1) the change conforms to a single method of accounting for all of the company’s inventories, 2) LIFO inventory values have not been materially different than FIFO inventory values, and 3) the majority of the company’s competitors use FIFO.

The change from LIFO to FIFO did not result in any change to the company’s reported Consolidated Balance Sheets because the inventory valued under LIFO was at current cost. As a result, there was no impact for the change from LIFO to FIFO on the company’s Consolidated Statement of Operations and Consolidated Statement of Shareholders’ Equity for all periods presented.

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

Goodwill and Other Intangibles:  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) goodwill is subject to annual impairment testing. For purposes of the impairment test, the fair

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Policies — Continued

value of each reporting unit is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates. The fair values are then compared to the carrying value of the net assets of each reporting unit. As a result of reduced profitability in the NA/HME operating segment and uncertainty associated with future market conditions, the company recorded impairment charges related to goodwill and intangible assets of this segment of $300,417,000 at December 31, 2006.

Accrued Warranty Cost:  Generally, the company’s products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the current year. See Current Liabilities in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual.

Product Liability Cost:  The company’s captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $13,000,000 in the aggregate of the company’s North American product liability exposure. The company also has additional layers of external insurance coverage insuring up to $75,000,000 in annual aggregate losses arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company’s per country foreign liability limits, as applicable. There can be no assurance that Invacare’s current insurance levels will continue to be adequate or available at affordable rates.

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

Revenue Recognition:  Invacare’s revenues are recognized when products are shipped to unaffiliated customers. The SEC’s Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, as updated by SAB No. 104, provides guidance on the application of GAAP to selected revenue recognition issues. The company has concluded that its revenue recognition policy is appropriate and in accordance with GAAP and SAB No. 101.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Policies — Continued

discounts based on contract level for specific classes of customers. Volume discounts and rebates are given based on large purchases and the achievement of certain sales volumes. Product returns are accounted for as a reduction to reported sales with estimates recorded for anticipated returns at the time of sale. The company does not sell any goods on consignment.

Distributed products sold by the company are accounted for in accordance with EITF No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. The company records distributed product sales gross as a principal since the company takes title to the products and has the risks of loss for collections, delivery and returns.

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

Research and Development:  Research and development costs are expensed as incurred and included in cost of products sold. The company’s annual expenditures for product development and engineering were approximately $22,146,000, $23,247,000, and $21,638,000 for 2006, 2005, and 2004, respectively.

Advertising:  Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The company has a co-op advertising program in which the company reimburses customers up to 50% of their costs of qualifying advertising expenditures. Invacare product, brand logos and corporate spokesperson, Arnold Palmer, must appear in all advertising. Invacare requires customers to submit proof of advertising with their claims for reimbursement. The company’s cost of the program is included in SG&A expense in the consolidated statement of operations at the time the liability is estimated. Reimbursement is made on an annual basis and within 3 months of submission and approval of the documentation. The company receives monthly reporting from those in the program of their qualified advertising dollars spent and accrues based upon information received. Advertising expenses amounted to $24,214,000, $26,621,000 and $24,999,000 for 2006, 2005 and 2004, respectively, the majority of which is incurred for advertising in the United States.

Stock-Based Compensation Plans:  Prior to the company’s adoption of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”), the company accounted for options under its stock-based compensation plans using the intrinsic value method proscribed in Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Only compensation cost related to restricted stock awards granted without cost was reflected in net earnings, as all other options awarded were granted at exercise prices equal to the market value of the underlying stock on the date of grant.

Effective January 1, 2006, the company adopted SFAS No. 123R using the modified prospective application method. Under the modified prospective method, compensation cost was recognized for the twelve months ended December 31, 2006 for: 1) all stock-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value calculated in accordance with SFAS No. 123R, and 2) all stock-based payments granted prior to, but not vested as of, January 1, 2006 based upon grant-date fair value as calculated for previously presented pro forma footnote disclosures in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation. The amounts of stock-based compensation expense recognized were as follows (in thousands):

	2006	2005	2004

Stock-based compensation expense recognized as part of selling, general and administrative expense	$1,587	$881	$812

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Policies — Continued

The 2006 amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan. The 2005 and 2004 amounts reflect compensation expense recognized for restricted stock awards only, before SFAS No. 123R was adopted. Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company’s Business Segment Note to the Consolidated Financial Statements.

As a result of adopting SFAS No. 123R on January 1, 2006, the company’s earnings (loss) before income taxes and net earnings (loss) for the year ended December 31, 2006, are $(511,000) and $ (332,000) lower, respectively, than if it had continued to account for share-based compensation under APBO No. 25. Basic and diluted earnings (loss) per share for the year ended December 31, 2006 are $0.01 lower than if the company had continued to account for share-based compensation under APBO No. 25.

Pursuant to the modified prospective application method, results for periods prior to January 1, 2006 have not been restated to reflect the effects of adopting SFAS No. 123R. The pro forma information below is presented for comparative purposes, as required by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, to illustrate the pro forma effect on net earnings and related earnings per share for 2005 and 2004, as if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for those years (in thousands):

	2005	2004

Net earnings, as reported	$48,852	$75,197
Add: Stock-based compensation expense included in reported earnings, net of tax ($308 and $284, respectively)	573	528
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax ($7,993 and $2,559, respectively)	(14,845)	(4,754)

Adjusted net earnings	$34,580	$70,971
Net earnings per share:
Basic — as reported	$1.55	$2.41
Basic — as adjusted for stock-based compensation expense	$1.10	$2.28
Diluted — as reported	$1.51	$2.33
Diluted — as adjusted for stock-based compensation expense	$1.07	$2.19

On December 21, 2005, the company’s Board of Directors, based on the recommendation of the Compensation, Management Development and Corporate Governance Committee, approved the acceleration of the vesting for substantially all of our unvested stock options, which were then underwater. The Board of Directors decided to approve the acceleration of the vesting of these stock options primarily to partially offset certain reductions in other benefits made by the company and to provide additional incentive to those employees critical to our cost reduction efforts.

The decision, which was effective as of December 21, 2005, accelerated the vesting for a total of 1,368,307 options on the company’s common shares, including 646,100 shares underlying options held by the company’s named executive officers. The stock options accelerated equated to 29% of the company’s total outstanding stock options. Vesting was not accelerated for the restricted stock awards granted under the company’s stock-based compensation plans and no other modifications were made to the awards that were accelerated. The exercise prices of the accelerated options, all of which were underwater, were unchanged by the acceleration of the vesting schedules. All of the company’s outstanding unvested options under our stock-based compensation plans which were accelerated, had exercise prices ranging from $30.91 to $47.80 which were greater than our stock market price of $30.75 as of the effective date of the acceleration.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Policies — Continued

Income Taxes:  The company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities. Undistributed earnings of the company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for United States federal income taxes has been provided. The amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are permanently reinvested is not practically determinable.

Derivative Instruments:  The company recognizes its derivative instruments as assets or liabilities in the consolidated balance sheet measured at fair value. A majority of the company’s derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the fair value of the hedged item, if any, is recognized in current earnings during the period of change. The derivatives designated as fair value hedges are perfectly effective; thus, the entire gain or loss associated with the derivative instrument directly affects the value of the debt by increasing or decreasing its carrying value.

The company was a party to interest rate swap agreements during the year that qualified as fair value hedges and effectively converted fixed-rate debt to floating-rate debt, so the company could avoid paying higher than market interest rates.

The company also had interest rate swap agreements, which expired in 2004, that qualified as cash flow hedges and effectively converted $20,000,000 of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The company recognized a net loss of $696,000 in 2006 and net gains of $1,230,000 and $4,577,000, respectively, related to its swap agreements in 2005 and 2004, which is reflected in interest expense on the consolidated statement of operations.

To protect against increases/decreases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the company utilizes cash flow hedges to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The company recognized a net loss of $240,000 and $280,000 in 2006 and in 2005, respectively and a net gain in 2004 of $6,961,000, on foreign currency cash flow hedges. The gains and losses are included in cost of products sold and selling, general and administrative expenses on the consolidated statement of operations.

The company recognized no gain or loss related to hedge ineffectiveness or discontinued cash flow hedges. If it is later determined that a hedged forecasted transaction is unlikely to occur, any gains or losses on the forward contracts would be reclassified from other comprehensive income into earnings. The company does not expect this to occur during the next twelve months.

Foreign Currency Translation:  The functional currency of the company’s subsidiaries outside the United States is the applicable local currency. The assets and liabilities of the company’s foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Revenues and expenses are translated at weighted average exchange rates. Gains and losses resulting from translation are included in accumulated other comprehensive earnings (loss).

Net Earnings Per Share:  Basic earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding during the year. Diluted earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding plus the effects of dilutive stock options outstanding during the year.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Policies — Continued

Recent Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board, or “FASB,” issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 123(R) (“FAS 158”). FAS 158 requires plan sponsors to recognize the funded status of the benefit in its statement of financial position, measure the fair value of plan assets and benefit obligations as of the balance sheet date and provide additional disclosures. On December 31, 2006, the company adopted the recognition and disclosure provisions of FAS 158. The effect of adopted FAS 158 on the company’s financial condition at December 31, 2006 has been included in the 2006 consolidated financial statements and did not have an effect on the company’s financial condition at December 31, 2005 or 2004 and did not effect the company’s consolidated statement of operations for 2006, 2005, or 2004. The adoption of FAS 158 resulted in a decrease of $14,940,000 on a pre-tax and after-tax basis on the company’s accumulated other comprehensive earnings (loss). See Retirement and Benefit Plans Note for further discussion on the effect of adopting FAS 158 on the company’s consolidated financial statements.

In 2006, the company determined that the reported December 31, 2005 accumulated benefit for the company’s non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) was understated by $2,941,000 ($1,912,000 after-tax) as the result of accounting errors in which recorded expense in prior years was netted by SERP benefit payments. The company assessed the error amounts considering SEC staff published Staff Accounting Bulletin No. 99, Materiality, as well as SEC staff published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or “SAB 108.” The error was not deemed to be material to any prior period reported financial statements, but was deemed material in the current year. Accordingly, the company recorded the correction of the understatement of expense as an adjustment to beginning retained earnings pursuant to the special transition provision detailed in SAB 108.

In June 2006, the FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or “FIN 48.” FIN 48 prescribes recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance regarding derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, thus January 1, 2007 for Invacare. The company will adopt the standard as of the effective date and currently does not believe the adoption will have a material impact on the company’s financial position or future results.

Reclassifications:  Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the presentation used for the year ended December 31, 2006.

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the company’s receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the company has seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($35,591,000 in 2006 and $12,470,000 in 2005) is based primarily on management’s evaluation of the financial condition of the customer. The increase in the allowance for uncollectible accounts in 2006 compared to 2005 is primarily the result of the company recording additional allowances due to the increased collectibility risk to the company resulting from changes in Medicare reimbursement regulations, specifically changes to the qualification processes and reimbursement levels of power wheelchairs. The company has reviewed the accounts receivables

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables — Continued

associated with many of it’s customers that are most exposed to these issues. The company is also working with certain of its customers in an effort to help them reduce costs, including product line consolidations and introduction of simplified pricing. In addition, the company has also implementing tighter credit policies with many of these accounts.

On September 30, 2005, the company entered into a 364-day $100 million accounts receivable securitization facility. The Receivables Purchase Agreement (the “Receivables Agreement”), provides for, among other things, the transfer from time to time by Invacare and certain of its subsidiaries of ownership interests of certain domestic accounts receivable on a revolving basis to the bank conduit, an asset-backed issuer of commercial paper, and/or the financial institutions named in the Receivables Agreement. Pursuant to the Receivables Agreement, the company and certain of its subsidiaries from time to time may transfer accounts receivable to Invacare Receivables Corporation (IRC), a special purpose entity and subsidiary of Invacare. IRC then transfers interests in the receivables to the Conduit and/or the financial institutions named in the Receivables Agreement and receives funds from the conduit and/or the financial institutions raised through the issuance of commercial paper (in its own name) by the conduit and/or the financial institutions. In accordance with U.S. Generally Accepted Accounting Principles (GAAP), Invacare accounts for the transaction as a secured borrowing. Borrowings under the facility are effectively repaid as receivables are collected, with new borrowings created as additional receivables are sold. As of December 31, 2006 and 2005, Invacare had $71,750,000 and $79,351,000, respectively, in borrowings pursuant to the securitization facility at a borrowing rate of approximately 6.1% in 2006 and 4.6% in 2005. The initial borrowings were used to reduce balances outstanding on Invacare’s revolving credit facility. The debt is reflected on the short-term debt and current maturities of long-term obligations line of the consolidated balance sheet at December 31, 2006 and 2005.

Installment receivables as of December 31, 2006 and 2005 consist of the following (in thousands):

	2006			2005
		Long-			Long-
	Current	Term	Total	Current	Term	Total

Installment receivables	$9,077	$18,991	$28,068	$23,630	$162	$23,792
Less:
Unearned interest	(1,401)	(1,738)	(3,139)	(71)	(16)	(87)
Allowance for doubtful accounts	(579)	(1,463)	(2,042)	(10,624)	—	(10,624)

	$7,097	$15,790	$22,887	$12,935	$146	$13,081

The decrease in the allowance for doubtful accounts in 2006 was the result of the write-off of accounts receivable for which collection efforts were exhausted.

In addition, as a result of the third party financing arrangement with DLL, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories as of December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005

Finished goods	$118,323	$100,337
Raw materials	66,718	59,888
Work in process	16,715	16,700

	$201,756	$176,925

Other Current Assets

Other current assets as of December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005

Value added taxes receivable	$43,264	$31,125
Prepaids and other current assets	46,130	32,204

	$89,394	$63,329

Property And Equipment

Property and equipment as of December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005

Machinery and equipment	$276,062	$252,545
Land, buildings and improvements	86,544	84,031
Furniture and fixtures	29,609	28,788
Leasehold improvements	15,943	15,194

	408,158	380,558
Less allowance for depreciation	(234,213)	(204,352)

	$173,945	$176,206

Acquisitions

In 2006, Invacare Corporation acquired the following businesses, which were individually immaterial and in the aggregate, at a total cost of $15,296,000, which was paid in cash:

•	Home Health Equipment Pty Ltd (HHE), an Australian based company, and leading supplier of medical equipment in South Australia, providing high quality equipment and service to institutions and individual clients selling the full range of rehabilitation, mobility and continuing care products.

•	Morris Surgical Pty Ltd (Morris), an Australian based company, and a leading supplier of medical equipment in Queensland, providing high quality equipment and service to institutions and individual clients selling the full range of rehabilitation, mobility, continuing care products as well as niche and made to order products.

On September 9, 2004 the company acquired 100% of the shares of WP Domus GmbH (Domus), a European-based holding company that manufactures several complementary product lines to Invacare’s product lines, including power add-on products, bath lifts and walking aids, from WP Domus LLC. Domus has three divisions:

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions — Continued

Alber, Aquatec and Dolomite. The acquisition allows the company to expand its product line and reach new markets. The final purchase price was $226,806,000, including acquisition costs of $4,116,000, which was paid in cash.

In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the company previously recorded accruals for severance and exit costs for facility closures and contract terminations. A progression of the accruals recorded in the purchase price allocation is as follows (in thousands):

		Exit of	Sales Agency
	Severance	Product Lines	Terminations

Balance at 1/1/05	$561	$—	$—
Additional accruals	4,445	897	612
Payments	(1,957)	—	(612)

Balance at 12/31/05	3,049	897	—
Adjustments	(1,285)	(897)	—
Payments	(566)	—	—

Balance at 12/31/06	$1,198	$—	$—

The company anticipates all of the remaining reserves to be utilized in 2007. The adjustments represent reversals to goodwill for accruals not to be utilized.

Goodwill

The carrying amount of goodwill by operating segment is as follows (in thousands):

	North	Invacare Supply	Institutional
	America/HME	Group	Products Group	Europe	Asia/Pacific	Consolidated

Balance at January 1, 2005	$313,327	$—	$—	$390,611	$14,026	$717,964
Acquisitions	14,293	—	—	22,481	8,984	45,758
Foreign currency translation adjustments	4,318	—	—	(45,941)	(1,226)	(42,849)

Balance at December 31, 2005	331,938	—	—	367,151	21,784	720,873
Acquisitions	—	—	—	—	8,081	8,081
Foreign currency translation adjustments	4,366	—	—	51,983	1,964	58,313
Purchase accounting adjustments	—	—	—	(2,182)	—	(2,182)
Re-allocation	(41,648)	23,541	18,107	—	—	—
Impairment charge	(294,656)	—	—	—	—	(294,656)

Balance at December 31, 2006	$—	$23,541	$18,107	$416,952	$31,829	$490,429

As a result of the HHE and Morris acquisitions in 2006, additional goodwill of $8,081,000 was recorded, none of which is expected to be deductible for tax purposes.

In the fourth quarter of 2006, the company expanded its number of reporting segments from three to five due to organizational changes within the former North American geographic operating segment and changes in how the

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill — Continued

chief operating decision maker assesses performance and makes resource allocation decisions. Accordingly, under the provisions of SFAS No. 142, the company allocated a portion of the goodwill related to the former North American reporting unit in 2006 based upon the relative fair values of each of the three reporting units now comprising North America.

In accordance with SFAS No. 142, goodwill is subject to annual impairment testing. For purposes of Step I of the impairment test, the fair value of each reporting unit is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates. The fair values are then compared to the carrying value of the net assets of each reporting unit. Step II of the impairment test requires a more detailed assessment of the fair values associated with the net assets of a reporting unit that fails the Step I test, including a review for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Pursuant to SFAS No. 144, the company compared the forecasted un-discounted cashflows for each facility in the North America/HME segment to the carrying value of the net assets associated with a given facility, which calculated no impairment of any other long-lived assets. As a result of reduced profitability in the NA/HME operating segment and uncertainty associated with future market conditions, the company recorded an impairment charges related to goodwill in the North America/HME segment of $294,656,000 in the fourth quarter of 2006.

The impairment of goodwill in the NA/HME operating segment was primarily the result of reduced government reimbursement levels and changes in reimbursement policies, which negatively affected revenues and profitability in the NA/HME operating segment. The changes announced by the Centers for Medicare and Medicaid Services, or “CMS,” affected eligibility, documentation, codes, and payment rules relating to power wheelchairs impacted the predictability of reimbursement of expenses for and access to power wheelchairs and created uncertainty in the market place, thus decreasing purchases. Effective November 15, 2006, the CMS reduced the maximum reimbursement amount for power wheelchairs under Medicare by up to 28%. The reduced reimbursement levels may cause consumers to choose less expensive versions of the company’s power wheelchairs.

NA/HME sales of respiratory products were also negatively affected by the changes in 2006. Small and independent provider sales declined as these dealers slowed their purchases of the company’s HomeFilltm oxygen system product line, in part, until they had a clearer view of future oxygen reimbursement levels. Furthermore, a study issued by the Office of Inspector General or “OIG,” in September 2006 suggested that $3.2 billion in savings could be achieved over five years by reducing the reimbursed rental period from three years (the reimbursement period under current law) to 13 months. The uncertainty created by these announcements continues to negatively impact the home oxygen equipment market, particularly for those providers considering changing to the HomeFilltm oxygen system.

Medicare will also institute a new competitive bidding program for various items in ten as yet unidentified of the largest metropolitan areas late in 2007. This program is designed to reduce Medicare payment levels for items that the Medicare program spends the most money on under the home medical equipment benefit. This new program will likely eliminate some providers from the competitive bidding markets, because only those providers who are chosen to participate (based largely on price) will be able to provide beneficiaries with items included in the bid. Medicare will be expanding the program to an additional 80 metropolitan areas in 2009.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangibles

All of the company’s other intangible assets have definite lives and continue to be amortized over their useful lives, except for $33,034,000 related to trademarks, which have indefinite lives. The company’s intangibles consist of the following (in thousands):

	December 31, 2006		December 31, 2005
	Historical	Accumulated	Historical	Accumulated
	Cost	Amortization	Cost	Amortization

Customer Lists	$71,106	$14,373	$64,218	$8,270
Trademarks	33,034	—	30,246	—
License agreements	8,149	6,384	7,564	5,821
Developed Technology	6,819	940	6,260	487
Patents	6,631	3,869	12,414	2,690
Other	8,005	4,205	7,876	3,193

	$133,744	$29,771	$128,578	$20,461

Intangibles recorded as the result of acquisitions during 2006 were as follows (in thousands):

		Weighted Average
	Fair Value	Amortization Period

Customer relationships	$1,941	6 years
Non-Compete Agreements	134	3 years

Total	$2,075

Amortization expense related to other intangibles was $9,311,000 and $9,307,000 for 2006 and 2005, respectively. Estimated amortization expense for each of the next five years is expected to be $8,622,000 for 2007, $8,186,000 in 2008, $7,944,000 in 2009, $7,559,000 in 2010 and $7,283,000 in 2011.

In accordance with SFAS No. 142, the company reviews intangibles for impairment. For purposes of the impairment test, the fair value of each unamortized intangible is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates. For amortized intangibles, the forecasted un-discounted cash flows were compared to the carrying value, and if impairment results, the impairment is measured based on the estimated fair value of the intangibles. The fair values are then compared to the carrying value of the intangible. As a result of the company’s 2006 intangible impairment review, an impairment charge of $160,000 was recorded associated with a trade name and a charge of $5,601,000 was recorded related to the intangible recorded associated with NeuroControl. See Investment in Affiliated Company in the Notes to the Consolidated Financial Statements included in this report below. The company has recorded a material amount of intangibles as the result of acquisitions which may become impaired if performance assumptions, primarily related to sales and operating cash flows estimates, made at the time of originally valuing the intangibles are not achieved.

Investment in Affiliated Company

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was revised in December 2003 and, requires consolidation of an entity if the company is subject to a majority of the risk of loss from the variable interest entity’s (VIE) activities or entitled to receive a majority of the entity’s residual returns, or both. A company that consolidates a VIE is known as the primary beneficiary of that entity.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Affiliated Company — Continued

The company consolidates NeuroControl, a development stage company, which is currently pursuing FDA approval to market a product focused on the treatment of post-stroke shoulder pain in the United States. Certain of the company’s officers and directors (or their affiliates) have small minority equity ownership positions in NeuroControl. Based on the provisions of FIN 46 and the company’s analysis, the company determined that it was the primary beneficiary of this VIE as of January 1, 2005 due to the company board of directors’ approval of additional funding in 2005. Accordingly, the company consolidated this investment on a prospective basis since January 1, 2005 and recorded an intangible asset for patented technology of $7,003,000. The other beneficial interest holders have no recourse against the company.

In the fourth quarter of 2006, the company’s board of directors made a decision to no longer fund the cash needs of NeuroControl, to commence a liquidation process and cease operations as it was decided that the additional investment necessary to commercialize the business was not in the best interest of the company. Therefore, funding of this investment ceased on December 31, 2006. As a result of this decision, the company established a valuation reserve related to the NeuroControl intangible asset of $5,601,000 to fully reserve against the patented technology intangible as it was deemed to be impaired.

Current Liabilities

Accrued expenses as of December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005

Accrued taxes other than income taxes, primarily Value Added Taxes	$43,899	$30,955
Accrued salaries and wages	31,970	29,681
Accrued warranty cost	15,165	15,583
Accrued interest	10,893	5,180
Accrued rebates	8,356	9,434
Accrued legal and professional	8,222	6,077
Accrued severance	6,457	6,153
Accrued freight	4,278	4,144
Accrued product liability, current portion	3,296	2,657
Accrued insurance	2,258	2,519
Accrued derivative liability	435	2,330
Other accrued items, principally trade accruals	12,547	15,320

	$147,776	$130,033

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The company has experienced significant pricing pressure in the U.S. market for standard products in recent years and has partially reduced prices to our customers in the form of a volume rebate such that the rebates would typically apply only if customers increased their standard product purchases from the company.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current Liabilities — Continued

Changes in accrued warranty costs were as follows (in thousands):

	2006	2005

Balance as of January 1	$15,583	$13,998
Warranties provided during the period	9,175	9,811
Settlements made during the period	(10,252)	(8,931)
Changes in liability for pre-existing warranties during the period, including expirations	659	705

Balance as of December 31	$15,165	$15,583

Long-Term Debt

Debt as of December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005

Revolving credit agreement ($500,000,000 multi-currency), at 0.675% to 1.40% above local interbank offered rates, expires January 14, 2010	$157,465	$264,828
$80,000,000 senior notes at 6.71%, due in February 2008	80,000	80,553
$50,000,000 senior notes at 3.97%, due in October 2007	49,565	49,244
$30,000,000 senior notes at 4.74%, due in October 2009	30,000	30,339
$20,000,000 senior notes at 5.05%, due in October 2010	20,000	20,134
$150,000,000 senior notes at 6.15%, due in April 2016	150,000	—
Short-term borrowings secured by accounts receivable	71,750	79,351
Other notes and lease obligations	14,346	13,532

	573,126	537,981
Less short-term borrowings secured by accounts receivable	(71,750)	(79,351)
Less current maturities of long-term debt	(52,493)	(877)

	$448,883	$457,753

The carrying values of the senior notes have been adjusted by the gains/losses on the swaps accounted for as fair value hedges.

On November 6, 2006, the company determined that it was in violation of a financial covenant contained in three Note Purchase Agreements between the company and various institutional lenders (the “Note Purchase Agreements”). The Note Purchase Agreements relate to an aggregate principal amount of $330 million in long-term debt of the company. The financial covenant limits the ratio of consolidated debt to consolidated operating cash flow. The company believed the limits were exceeded as a result of borrowings by the company in early October, 2006 under its $500 million credit facility dated January 14, 2005 with various banks (the “Credit Facility”). The violation of the covenant under the Note Purchase Agreements also may have constituted a default under both the Credit Facility and the company’s separate $100 million trade receivables securitization facility (collectively, all of these loan facilities are referred to as the “Loan Facilities”). The company obtained the necessary waivers of the covenants that were violated. On February 12, 2007, the company announced the completion of its previously announced refinancing transactions. The new financing program provides the company with total capacity of approximately $710 million, the net proceeds of which have been used to refinance substantially all of the

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt — Continued

company’s existing indebtedness and pay related fees and expenses. See Subsequent Events in the Notes to the Consolidated Financial Statements for an explanation of the details of the company’s new financing structure.

On April 27, 2006, the company consummated a new Senior Notes offering for $150 million at a fixed rate of 6.15% due April 27, 2016. The proceeds were used to reduce debt outstanding under the company’s $500 million revolving credit facility.

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

Borrowings denominated in foreign currencies aggregated $115,964,000 at December 31, 2006 and $131,464,000 at December 31, 2005. The borrowing rates under the revolving credit agreement are determined based on the ratio of debt to EBITDA of the company as defined in the agreement and range from 0.35% to .675% above the various interbank offered rates. As of December 31, 2006 and 2005, the weighted average floating interest rate on borrowings was 5.90% and 4.53%, respectively.

The revolving credit agreement and senior notes all require the company to maintain certain conditions with respect to net worth, funded debt to capitalization, and interest coverage as defined in the agreements. Under the most restrictive covenant of the company’s borrowing arrangements, the company was at its maximum borrowing capacity as of December 31, 2006 pursuant to the covenants of the company’s $500,000,000 multi-currency, long-term revolving credit agreement.

In October 2003, the company exchanged the fixed rates of 3.97%, 4.74% and 5.05% on the $50,000,000, $30,000,000 and $20,000,000 Senior Notes due in October 2007, October 2009 and October 2010 for variable rates based on LIBOR plus 0.01%, LIBOR plus 0.14% and LIBOR plus 0.26%, respectively. The effect of these swaps was to exchange fixed rates for floating rates. In November 2005, the $30,000,000 and $20,000,000 swaps, exchanging fixed rates of 4.74% and 5.05% for variable rates, were terminated. In December 2006, the $50,000,000 swaps were de-designated as hedges as the associated debt was to be paid off as part of the company’s recapitalization, which was completed in February 2007.

In December 2001, the company exchanged the fixed rate of 6.71% on $50,000,000 of the $80,000,000 in Senior Notes due in February 2008. The three agreements for $25,000,000, $15,000,000 and $10,000,000 exchanged the fixed rate for variable rates equal to LIBOR plus 1.9%, 1.71% and 1.62%, respectively. In January 2002, the company exchanged the fixed rate of 6.71% on the remaining $30,000,000 of the $80,000,000 in Senior Notes due in February 2008. The two agreements for $10,000,000 and $20,000,000 exchanged the fixed rate for variable rates equal to LIBOR plus 1.05% and 1.08%, respectively and were terminated in August 2006. All losses associated with the terminations of fair value hedge swaps have been amortized over the remaining life of the previously hedged debt using the effective yield method.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt — Continued

The aggregate minimum maturities of long-term debt for each of the next five years are as follows: $52,493,000 in 2007, $80,884,000 in 2008, $30,896,000 in 2009, $178,219,000 in 2010, and $789,000 in 2011. Interest paid on borrowings was $28,723,000, $29,017,000 and $15,348,000 in 2006, 2005 and 2004, respectively.

Other Long-Term Obligations

Other long-term obligations as of December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005

Supplemental Executive Retirement Plan liability	$33,251	$14,962
Product liability	19,335	18,292
Deferred federal income taxes	34,593	27,792
Other, principally deferred compensation	21,049	18,578

Total long-term obligations	$108,228	$79,624

Leases and Commitments

The company leases a substantial portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms of up to 14 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2006, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2015. Lease expenses were approximately $21,302,000 in 2006, $18,718,000 in 2005, and $18,663,000 in 2004.

The amount of buildings and equipment capitalized in connection with capital leases was $17,072,000 and $15,592,000 at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, accumulated amortization was $5,461,000 and $4,505,000, respectively.

Future minimum operating and capital lease commitments as of December 31, 2006, are as follow (in thousands):

Year	Capital Leases	Operating Leases

2007	$1,876	$17,448
2008	1,719	11,530
2009	1,643	6,030
2010	1,421	2,976
2011	1,391	2,498
Thereafter	10,625	3,107

Total future minimum lease payments	18,675	$43,589

Amounts representing interest	(6,300)

Present value of minimum lease payments	$12,375

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement and Benefit Plans

Substantially all full-time salaried and hourly domestic employees are included in the Invacare Retirement Savings Plan sponsored by the company. The company makes matching cash contributions up to 66.7% of employees’ contributions up to 3% of compensation, quarterly contributions based upon 4% of qualified wages and may make discretionary contributions to the domestic plans based on an annual resolution of the Board of Directors.

The company sponsors a Deferred Compensation Plus Plan covering certain employees, which provides for elective deferrals and the company retirement deferrals so that the total retirement deferrals equal amounts that would have contributed to the company’s principal retirement plans if it were not for limitation imposed by income tax regulations. Contribution expense for the above plans in 2006, 2005 and 2004 was $5,514,000, $5,811,000, and $5,860,000, respectively.

The company also sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. The projected benefit obligation related to this unfunded plan was $33,676,000 and $31,071,000 at December 31, 2006 and 2005, respectively, and the accumulated benefit obligation was $20,236,000 and $15,386,000 at December 31, 2006 and 2005, respectively based upon estimated salary increases of 5%, an assumed discount rate of 6.75% and a retirement age of 65. Expense for the plan in 2006, 2005 and 2004 was $2,861,000, $2,439,000, and $2,278,000, respectively of which $1,407,000, $1,278,000 and $1,211,000 was related to interest cost. Benefit payments in 2006, 2005 and 2004 were $952,000, $424,000, and $424,000, respectively.

In conjunction with these non-qualified plans, the company has invested in life insurance policies related to certain employees to satisfy these future obligations. The current cash surrender value of these policies approximates the current benefit obligations. In addition, the projected policy benefits exceed the projected benefit obligations.

On December 31, 2006, the company adopted the recognition and disclosure provisions of FAS 158, which required the company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its SERP and the Death Benefit Only (DBO) Plan in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive earnings, net of tax. The incremental effects of adopting the provisions of FAS 158 on the company’s balance sheet at December 31, 2006 are presented in the following table. The adoption of FAS 158 had no effect on the company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect the company’s operating results in future periods. The incremental effect of adopting FAS 158 on the company’s balance sheet at December 31, 2006 is as follows (in thousands):

	At December 31, 2006
	Prior to	Effect of	As Reported
	Application of	Adopting	at December 31,
	Statement 158	Statement 158	2006

Accrued SERP liability	$20,236	$13,440	$33,676
DBO Plan liability	461	1,500	1,961
Accumulated other comprehensive earnings	$114,128	$(14,940)	$99,188

The SERP liability includes a current portion included in accrued expenses and the long-term portion, which is included in other long term obligations in the company’s consolidated balance sheet. As a result of the adoption of FAS 158, deferred federal income taxes of $5,229,000 have been recorded and a full valuation allowance has been recorded as well.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholders’ Equity Transactions

The company’s Common Shares have a $.25 stated value. The Common Shares and the Class B Common Shares generally have identical rights, terms and conditions and vote together as a single class on most issues, except that the Class B Common Shares have ten votes per share, carry a 10% lower cash dividend rate and, in general, can only be transferred to family members. Holders of Class B Common Shares are entitled to convert their shares into Common Shares at any time on a share-for-share basis.

The 2003 Performance Plan (the “2003 Plan”) allows the Compensation Committee of the Board of Directors (the “Committee”) to grant up to 3,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock). The 1994 Performance Plan (the “1994 Plan”), as amended, expired in 2004 and allowed the Compensation Committee of the Board of Directors (the “Committee”) to grant up to 5,500,000 Common Shares. The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards. During 2006 and 2005, the Committee granted 522,152 and 614,962, respectively, in non-qualified stock options for a term of ten years at the fair market value of the company’s Common Shares on the date of grant under the 2003 Plan. There were no stock appreciation rights outstanding at December 31, 2006, 2005 or 2004.

Restricted stock awards for 115,932, 21,304 and 20,510 shares were granted in years 2006, 2005 and 2004 without cost to the recipients. Under the terms of the restricted stock awards, which were initially granted in 2001, 239,449 of the shares granted vest ratably over the four years after the award date and 6,500 of the shares granted vest ratably over the 2 years after the award date. At December 31, 2006 and 2005, there were 147,085 and 58,828 shares, respectively for restricted stock awards that were unvested. Unearned restricted stock compensation of $3,512,000 in 2006, $1,016,000 in 2005 and $911,000 in 2004, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period. Compensation expense of $1,075,000, $881,000 and $812,000 was recognized in 2006, 2005 and 2004, respectively, related to restricted stock awards granted since 2001.

The 2003 Plan has provisions that allow employees to exchange mature shares to pay the exercise price and surrender shares for the options to cover the minimum tax withholding obligation. Under these provisions, the company acquired treasury shares of approximately 128,000 for $4,314,000 in 2006, 124,000 for $6,004,000 in 2005 and 53,000 for $2,444,000 in 2004.

On December 21, 2005, the Board of Directors of Invacare Corporation based on the recommendation of the Compensation, Management Development and Corporate Governance Committee (the “Committee”), approved the acceleration of the vesting for substantially all of the company’s unvested stock options which were granted under the 1994 Plan, as amended, and the 2003 Plan, which were then underwater. The Board of Directors decided to approve the acceleration of the vesting of the company’s stock options primarily to partially offset the recent reductions in other benefits made by the company and to provide additional incentive to those critical to the company’s current cost reduction efforts.

The decision, which was effective as of December 21, 2005, accelerated the vesting for a total of 1,368,307 of the company’s common shares; including 646,100 shares underlying options held by the company’s named executive officers. The stock options accelerated equate to 29% of the company’s total outstanding stock options. Vesting was not accelerated for the restricted awards granted under the Plans and no other modifications were made to the awards that were accelerated. The exercise prices of the accelerated options, all of which were underwater, were unchanged by the acceleration of the vesting schedules.

All of the company’s outstanding unvested options under the Plans, which were accelerated, had exercise prices ranging from $30.91 to $47.80 which were greater than the company’s stock market price of $30.75 as of the

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholders’ Equity Transactions — Continued

effective date of the acceleration. As of December 31, 2006, an aggregate of 38,484,620 Common Shares were reserved for issuance upon the conversion of Class B Common Shares and future rights (as defined below) and the exercise or grant of stock options or other awards under the company’s equity incentive plans. On an as adjusted basis, including the Common Shares issuable upon conversion of the convertible debentures that were issued as part of the company’s Refinancing completed in February 2007, an aggregate of 43,930,364 would have been reserved for issuance as of December 31, 2006.

		Weighted		Weighted		Weighted
		Average Exercise		Average Exercise		Average Exercise
	2006	Price	2005	Price	2004	Price

Options outstanding at January 1	4,776,162	$31.57	4,638,405	$29.81	4,518,890	$27.34
Granted	522,152	23.87	614,962	41.59	626,450	43.89
Exercised	(231,448)	24.61	(356,676)	23.39	(449,374)	24.13
Canceled	(342,215)	36.83	(120,529)	37.17	(57,561)	34.75

Options outstanding at December 31	4,724,651	$30.68	4,776,162	$31.57	4,638,405	$29.81

Options price range at December 31	$16.03 to		$16.03 to		$16.03 to
	$47.80		$47.80		$47.35
Options exercisable at December 31	4,216,624		4,745,435		2,963,385
Options available for grant at December 31*	1,784,033		454,142		1,033,858

*	Options available for grant as of December 31, 2006 reduced by net restricted stock award activity of 241,649.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	At 12/31/06	Contractual Life	Exercise Price	At 12/31/06	Exercise Price

$16.03 – $23.69	1,770,178	4.3 years	$22.21	1,340,001	$22.10
$25.13 – $36.40	1,486,921	4.3	$30.02	1,409,071	$29.94
$37.70 – $47.80	1,467,552	7.7	$41.57	1,467,552	$41.57

Total	4,724,651	5.3	$30.68	4,216,624	$31.50

The company had utilized the disclosure-only provisions of SFAS No. 123 through December 31, 2005. Accordingly, no compensation cost was recognized for the stock option plans, except the expense recorded related to the 132,017 restricted stock awards granted in years 2001 through 2005.

The plans provide that shares granted come from the company’s authorized but unissued Common Shares or treasury shares. Pursuant to the plans, the Committee has established that the majority of the 2006 grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. Accordingly, the assumption regarding the stock options issued in 2006, 2005 and 2004 was that 25% of such options vested in the year following issuance. The stock options awarded during such years provided a four-year vesting period whereby options vest equally in each year. Current year expense and prior years’ pro forma disclosures may be adjusted for forfeitures of awards that will not vest because service or employment requirements

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholders’ Equity Transactions — Continued

have not been met. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004

Expected dividend yield	.93%	.67%	.63%
Expected stock price volatility	29.5%	26.7%	28.8%
Risk-free interest rate	4.71%	4.38%	3.67%
Expected life (years)	4.4	5.6	5.6

Expected stock price volatility is calculated at each date of grant based on historical stock prices. Actual risk free rates used during the year ranged from a low of 4.3% to a high of 5.0%. The weighted-average fair value of options granted during 2006, 2005 and 2004, based upon an expected exercise year of 2010, was $7.87, $12.41 and $13.58, respectively. The plans provide that shares granted come from the company’s authorized but unissued Common Shares or treasury shares. In addition, the company’s stock-based compensation plans allow participants to exchange shares for withholding taxes, which results in the company acquiring treasury shares. The weighted-average remaining contractual life of options outstanding at December 31, 2006 and 2005 was 5.3 and 5.7 years, respectively. The weighted-average contractual life of options exercisable at December 31, 2006 was 4.8 years. The total intrinsic value of stock awards exercised in 2006, 2005 and 2004 was $1,792,170, $7,401,047 and $9,871,085, respectively. As of December 31, 2006, the intrinsic value of all options outstanding and of all options exercisable was $4,149,899 and $3,287,272, respectively. The exercise of stock awards in 2006, 2005 and 2004 resulted in cash received by the company totaling $3,081,000, $4,623,000 and $9,850,000 for each period, respectively and tax benefits of $955,000, $4,545,000 and $2,934,000, respectively.

As of December 31, 2006, there was $13,182,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested options and shares, which includes $3,512,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years. Prior to the adoption of SFAS 123R, the company presented all tax benefit deductions resulting from the exercise of stock options as a component of operating cash flows in the Consolidated Statement of Cash Flows. In accordance with SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options is classified as a component of financing cash flows. The impact of this change was not material in 2006.

Effective July 8, 2005, the company adopted a new Rights Agreement to replace the company’s previous shareholder rights plan, which expired on July 7, 2005. In order to implement the new Rights Agreement, the Board of Directors declared a dividend of one Right for each outstanding share of the company’s Common Shares and Class B Common Shares to shareholders of record at the close of business on July 19, 2005. Each Right entitles the registered holder to purchase from the company one one-thousandth of a Series A Participating Serial Preferred Share, without par value, at a Purchase Price of $180.00 in cash, subject to adjustment. The Rights will not become exercisable until after a person (an “Acquiring Party”) has acquired, or obtained the right to acquire, or commences a tender offer to acquire, shares representing 30% or more of the company’s outstanding voting power, subject to deferral by the Board of Directors. After the Rights become exercisable, under certain circumstances, the Rights may be exercisable to purchase Common Shares of the company, or common shares of an acquiring company, at a price equal to the exercise price of the Right divided by 50% of the then current market price per Common Share or acquiring company common share, as the case may be. The Rights will expire on July 18, 2015 unless previously redeemed or exchanged by the company. The company may redeem and terminate the Rights in whole, but not in part, at a price of $0.001 per Right at any time prior to 10 days following a public announcement that an Acquiring

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholders’ Equity Transactions — Continued

Party has acquired beneficial ownership of shares representing 30% or more of the company’s outstanding voting power, and in certain other circumstances described in the Rights Agreement.

Capital Stock

Capital stock activity for 2006, 2005 and 2004 consisted of the following (in thousands of shares):

	Common Stock	Class B	Treasury
	Shares	Shares	Shares

January 1, 2004 Balance	30,739	1,112	(770)
Exercise of stock options	449	—	(53)
Stock awards	21	—	—
Repurchase of treasury shares	—	—	(111)

December 31, 2004 Balance	31,209	1,112	(934)
Exercise of stock options	465	—	(124)
Stock awards	21	—	—

December 31, 2005 Balance	31,695	1,112	(1,058)
Exercise of stock options	240	—	(128)
Stock awards	116	—	—

December 31, 2006 Balance	32,051	1,112	(1,186)

Stock option exercises in 2006 include deferred share activity, which increased common shares by 9,000 shares and treasury shares by 4,000 shares. Stock option exercises in 2005 include deferred share activity, which increased common shares by 108,000 shares and treasury shares by 14,000 shares.

Other Comprehensive Earnings (Loss)

The components of other comprehensive earnings (loss) are as follows (in thousands):

				Unrealized Gain
		Unrealized Gain		(Loss) on
	Currency	(Loss) on	Adjustment to	Derivative
	Translation	Available-for-Sale	initially apply	Financial
	Adjustments	Securities	FASB 158	Instruments	Total

Balance at January 1, 2004	$46,567	$675		$3,815	$51,057
Foreign currency translation adjustments	57,903				57,903
Unrealized loss on available for sale securities		(14)			(14)
Deferred tax benefit relating to unrealized loss on available for sale securities		5			5
Current period unrealized loss on cash flow hedges, net of reclassifications				(6,649)	(6,649)
Deferred tax benefit relating to unrealized loss on derivative financial instruments				2,327	2,327

Balance at December 31, 2004	104,470	666		(507)	104,629

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Comprehensive Earnings (Loss) — Continued

				Unrealized Gain
		Unrealized Gain		(Loss) on
	Currency	(Loss) on	Adjustment to	Derivative
	Translation	Available-for-Sale	initially apply	Financial
	Adjustments	Securities	FASB 158	Instruments	Total

Foreign currency translation adjustments	(56,176)				(56,176)
Unrealized gain on available for sale securities		54			54
Deferred tax liability relating to unrealized gain on available for sale securities		(19)			(19)
Current period unrealized loss on cash flow hedges, net of reclassifications				(1,551)	(1,551)
Deferred tax benefit relating to unrealized loss on derivative financial instruments				543	543

Balance at December 31, 2005	48,294	701		(1,515)	47,480
Foreign currency translation adjustments	64,386				64,386
Unrealized loss on available for sale securities		(63)			(63)
Deferred tax benefit relating to unrealized loss on available for sale securities		22			22
Adjustment to initially apply FASB Statement No. 158			(14,940)		(14,940)
Deferred tax benefit resulting from adjustment to initially apply FASB Statement No. 158			5,229		5,229
Valuation reserve resulting from adjustment to initially apply FASB Statement No. 158			(5,229)		(5,229)
Current period unrealized gain on cash flow hedges, net of reclassifications				3,543	3,543
Deferred tax liability relating to unrealized gain on derivative financial instruments				(1,240)	(1,240)

Balance at December 31, 2006	$112,680	$660	$(14,940)	$788	$99,188

Net losses of $240,000 and $283,000 and a net gain of $6,650,000 were reclassified into earnings related to derivative instruments designated and qualifying as cash flow hedges in 2006, 2005 and 2004, respectively.

Charge Related to Restructuring Activities

On July 28, 2005, the company announced multi-year cost reductions and profit improvement actions, which included: reducing global headcount, outsourcing improvements utilizing the company’s China manufacturing capability and third parties, shifting substantial resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy, general expense reductions, and exiting four facilities.

The restructuring was necessitated by the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Charge Related to Restructuring Activities — Continued

To date, the company has made substantial progress on its restructuring activities, including exiting four facilities and eliminating approximately 600 positions through December 31, 2006, which resulted in restructuring charges of $21,250,000 and $7,533,000 in 2006 and 2005, respectively, of which $3,973,000 and $238,000, respectively is recorded in cost of products sold as it relates to inventory markdowns. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded as of December 31, 2006 during 2007.

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Balance at			Balance at			Balance at
	1/1/05	Accruals	Payments	12/31/05	Accruals	Payments	12/31/06

North America/HME
Severance	$—	$3,528	$(1,398)	$2,130	$5,549	$(6,320)	$1,359
Product line discontinuance	—	—	—	—	2,719	(682)	2,037
Contract terminations	—	88	(88)	—	1,346	(789)	557

Total	$—	$3,616	$(1,486)	$2,130	$9,614	$(7,791)	$3,953

Invacare Supply Group
Severance	$—	$173	$(61)	$112	$457	$(403)	$166
Product line discontinuance	—	—	—	—	552	(552)	—
Contract terminations	—	165	—	165	—	(165)	—

Total	$—	$338	$(61)	$277	$1,009	$(1,120)	$166

Institutional Products Group
Severance	$—	$27	$(27)	$—	$38	$(38)	$—

Europe
Severance	$—	$2,297	$(1,498)	$799	$5,208	$(2,273)	$3,734
Product line discontinuance	—	169	(169)	—	455	(455)	—
Other	—	252	(252)	—	2,995	(2,995)	—

Total	$—	$2,718	$(1,919)	$799	$8,658	$(5,723)	$3,734

Asia/Pacific
Severance	$—	$642	$(579)	$63	$621	$(684)	$—
Contract terminations	—	39	(39)	—	745	(623)	122
Product line discontinuance	—	69	(69)	—	557	(557)	—
Other	—	84	(84)	—	8	(8)	—

Total	$—	$834	$(771)	$63	$1,931	$(1,872)	$122

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Charge Related to Restructuring Activities — Continued

	Balance at			Balance at			Balance at
	1/1/05	Accruals	Payments	12/31/05	Accruals	Payments	12/31/06

Consolidated
Severance	$—	$6,667	$(3,563)	$3,104	$11,873	$(9,718)	$5,259
Contract terminations	—	292	(127)	165	2,091	(1,577)	679
Product line discontinuance	—	238	(238)	—	4,283	(2,246)	2,037
Other	—	336	(336)	—	3,003	(3,003)	—

Total	$—	$7,533	$(4,264)	$3,269	$21,250	$(16,544)	$7,975

Income Taxes

Earnings (loss) before income taxes consist of the following (in thousands):

	2006	2005	2004

Domestic	$(349,144)	$18,605	$57,557
Foreign	39,620	52,697	52,815

	$(309,524)	$71,302	$110,372

The company has provided for income taxes (benefits) as follows (in thousands):

	2006	2005	2004

Current:
Federal	$(12,815)	$9,475	$14,075
State	750	600	2,800
Foreign	16,030	12,475	14,050

	3,965	22,550	30,925
Deferred:
Federal	11,695	(2,225)	2,225
Foreign	(7,410)	2,125	2,025

	4,285	(100)	4,250

Income Taxes	$8,250	$22,450	$35,175

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes — Continued

A reconciliation to the effective income tax rate from the federal statutory rate follows:

	2006	2005	2004

Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	0.2	0.5	1.6
Tax credits	(0.1)	(0.8)	(1.6)
Foreign taxes at less than the federal statutory rate	(2.0)	(5.2)	(2.1)
Asset write-downs related to goodwill and other intangibles, without tax benefit	30.2	—	—
Federal valuation allowance	9.3
Other, net	0.1	2.0	(1.0)

	2.7%	31.5%	31.9%

Significant components of deferred income tax assets and liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Current deferred income tax assets (liabilities), net:
Loss carryforwards	$7,375	$6,246
Bad debt	14,006	7,386
Warranty	3,365	4,036
State and local taxes	3,154	2,764
Other accrued expenses and reserves	2,645	2,754
Inventory	2,337	1,361
Compensation and benefits	3,079	2,061
Product liability	292	292
Valuation allowance	(22,552)	—
Other, net	(189)	546

	$13,512	$27,446

Long-term deferred income tax assets (liabilities), net:
Goodwill & intangibles	(29,480)	(36,252)
Fixed assets	(18,289)	(20,030)
Compensation and benefits	16,541	10,344
Loss and credit carryforwards	6,453	5,674
Product liability	4,715	3,812
State and local taxes	10,619	8,628
Valuation allowance	(27,721)	(7,100)
Other, net	2,569	7,132

	$(34,593)	$(27,792)

Net Deferred Income Taxes	$(21,081)	$(346)

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes — Continued

At December 31, 2006, the company had federal foreign tax loss carryforwards of approximately $40,600,000 of which $29,350,000 are non-expiring, $900,000 expire in 2011, $5,175,000 expire in 2012, and $5,175,000 expire in 2013. The loss carryforward amounts include $16,900,000 of federal foreign loss carryforwards associated with 2004 acquisitions. At December 31, 2006 the company also had a $9,425,000 domestic capital loss carryforward that expires in 2011 and $226,800,000 of domestic state and local tax loss carryforwards, of which $113,800,000 expire between 2007 and 2010, $55,450,000 expire between 2011 and 2020 and $57,550,000 expire after 2020, all of which are fully offset by valuation allowances. The company made income tax payments of $14,370,000, $10,435,000 and $30,180,000 during the years ended December 31, 2006, 2005 and 2004, respectively. The company recorded a valuation allowance for its domestic net deferred tax assets due to the loss recognized in 2006 and based upon near term domestic projections.

Net Earnings Per Common Share

The following table sets forth the computation of basic and diluted net earnings per common share.

	2006	2005	2004
	(In thousands except per share data)

Basic
Average common shares outstanding	31,789	31,555	31,153
Net earnings (loss)	$(317,774)	$48,852	$75,197
Net earnings (loss) per common share	$(10.00)	$1.55	$2.41

Diluted
Average common shares outstanding	31,789	31,555	31,153
Stock options	—	897	1,194

Average common shares assuming dilution	31,789	32,452	32,347
Net earnings (loss)	$(317,774)	$48,852	$75,197
Net earnings (loss) per common share	$(10.00)	$1.51	$2.33

At December 31, 2006, 2005, and 2004, 2,713,000, 813,191, and 21,167 shares, respectively were excluded from the average common shares assuming dilution, as they were anti-dilutive. In 2006, all of the shares associated with stock options were anti-dilutive because of the company’s loss. In 2005, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $41.46 for 2005. In 2004, the majority of the anti-dilutive shares were granted at an exercise price of $47.35, which was higher than the average fair market value price of $44.39 for 2004.

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. Prior to December 2000, the company financed equipment to certain customers for periods ranging from 6 to 39 months. In December 2000, Invacare entered into an agreement with DLL, a third party financing company, to provide the majority of future lease financing to Invacare’s customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a limited recourse obligation ($43,676,000 at December 31, 2006) to DLL for events of default under the contracts (total balance outstanding of $107,826,000 at December 31, 2006). FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the company to record a guarantee

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk — Continued

liability as it relates to the limited recourse obligation. As such, the company has recorded a liability for this guarantee obligation within accrued expenses. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with SFAS No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

Substantially all of the company’s receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the company has also seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. In addition, reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain as well as the timing of reimbursement and, thus, affect the product mix, pricing and payment patterns of the company’s customers.

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

Long-term debt:  Fair values for the company’s senior notes are estimated using discounted cash flow analyses, based on the company’s current incremental borrowing rate for similar borrowing arrangements.

Interest Rate Swaps:  The company is a party to interest rate swap agreements, which are entered into, in the normal course of business to reduce exposure to fluctuations in interest rates. The agreements are with major financial institutions, which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The agreements are contracts to exchange fixed rate payments for floating rate payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the interest rate swap agreements are accrued consistent with the terms of the agreements and market interest rates. Fair value for the company’s interest rate swaps are based on independent pricing models.

Other investments:  The company has made other investments in limited partnerships and non-marketable equity securities, which are accounted for using the cost method, adjusted for any estimated declines in value. These investments were acquired in private placements and there are no quoted market prices or stated rates of return.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Financial Instruments — Continued

The carrying amounts and fair values of the company’s financial instruments at December 31, 2006 and 2005 are as follows (in thousands):

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$82,203	$82,203	$25,624	$25,624
Marketable securities	190	190	252	252
Other investments	8,461	8,461	8,342	8,342
Installment receivables	22,887	22,887	13,081	13,081
Long-term debt (including short-term borrowings secured by accounts receivable and current maturities of long-term debt)	573,126	583,856	537,981	538,053
Interest rate swaps	(435)	(435)	(202)	(202)
Forward contracts	1,213	1,213	(2,330)	(2,330)

Forward Contracts:  The company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts in 2006 and 2005 were entered into to as hedges of the following currencies: USD, NZD, CAD, GBP, EUR, SEK, DKK and AUD. The company does not use derivative financial instruments for speculative purposes.

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The company recognized losses of $240,000 in 2006 and $280,000 in 2005 and gains of $6,961,000 in 2004, respectively, which were recognized in cost of products sold and selling, general and administrative expenses.

Business Segments

The company operates in five primary business segments: North America/Home Medical Equipment (NA/HME), Invacare Supply Group, Institutional Products Group, Europe and Asia/Pacific. The company expanded its number of reporting segments from three to five in 2006 due to organizational changes within the former North American geographic operating segment and changes in how the chief operating decision maker assesses performance and makes resource allocation decisions. Prior to 2006, the Invacare Supply Group and Institutional Products Group were fully integrated into the former North American operating segment in that they shared the same sales force, managed customer service jointly, etc. In 2006, management reporting changes were made along with changes in the sales structure, customer service, supply chain management, etc., all of which established ISG and IPG as autonomous businesses. Accordingly, the company has modified its operating segments and reportable segments in 2006 with the corresponding prior year amounts being reclassified to conform to the 2006 presentation.

The NA/HME segment sells each of three primary product lines, which includes: standard, rehab and respiratory products. Invacare Supply Group sells distributed product and the Institutional Products Group sells health care furnishings and accessory products. Europe and Asia/Pacific sell the same product lines with the exception of distributed products. Each business segment sells to the home health care, retail and extended care markets.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segments — Continued

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company’s consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers is not considered in evaluating segment performance.

The information by segment is as follows (in thousands):

	2006	2005	2004

Revenues from external customers
North America/HME	$676,326	$706,555	$720,553
Invacare Supply Group	228,236	220,908	205,130
Institutional Products Group	93,455	85,415	76,590
Europe	430,427	432,142	336,792
Asia/Pacific	69,591	84,712	64,262

Consolidated	$1,498,035	$1,529,732	$1,403,327

Intersegment revenues
North America/HME	$51,081	$46,048	$43,966
Invacare Supply Group	102	26	7
Institutional Products Group	—	2,305	544
Europe	12,599	12,019	2,825
Asia/Pacific	39,757	36,576	35,793

Consolidated	$103,539	$96,974	$83,135

Depreciation and amortization
North America/HME	$18,433	$18,266	$18,814
Invacare Supply Group	383	448	409
Institutional Products Group	1,888	1,867	1,456
Europe	14,533	15,100	8,687
Asia/Pacific	4,645	4,829	2,911
All Other (1)	10	14	39

Consolidated	$39,892	$40,524	$32,316

Net interest expense (income)
North America/HME	$16,530	$13,299	$946
Invacare Supply Group	3,158	2,447	2,561
Institutional Products Group	3,852	1,620	1,248
Europe	8,398	8,628	4,924
Asia/Pacific	(629)	(431)	(664)

Consolidated	$31,309	$25,563	$9,015

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segments — Continued

	2006	2005	2004

Earnings (loss) before income taxes
North America/HME	$(320,556)	$53,303	$87,139
Invacare Supply Group	3,291	6,428	7,312
Institutional Products Group	4,789	5,747	12,264
Europe	26,077	29,255	18,705
Asia/Pacific	(7,318)	(4,418)	1,430
All Other (1)	(15,807)	(19,013)	(16,478)

Consolidated	$(309,524)	$71,302	$110,372

Assets (2)
North America/HME	$430,121	$719,366	$665,098
Invacare Supply Group	90,086	81,895	76,697
Institutional Products Group	43,918	44,372	46,953
Europe	751,502	671,642	710,510
Asia/Pacific	98,737	74,101	69,685
All Other (1)	76,087	55,396	59,181

Consolidated	$1,490,451	$1,646,772	$1,628,124

Long-lived assets (2)
North America/HME	$65,264	$374,023	$377,529
Invacare Supply Group	61,363	54,447	24,858
Institutional Products Group	31,374	32,457	33,665
Europe	563,479	508,196	548,843
Asia/Pacific	50,760	38,866	31,797
All Other (1)	62,453	44,317	46,161

Consolidated	$834,693	$1,052,306	$1,062,853

Expenditures for assets
North America/HME	$9,478	$19,242	$13,607
Invacare Supply Group	853	338	825
Institutional Products Group	828	427	819
Europe	8,041	5,470	20,064
Asia/Pacific	2,559	5,438	6,441
All Other (1)	30	9	1

Consolidated	$21,789	$30,924	$41,757

(1)	Consists of un-allocated corporate selling, general and administrative costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments.

(2)	As a result of increasing the number of reporting segments in 2006, the company allocated a portion of the goodwill related to the former North American segment to the Invacare Supply Group and Institutional Products Group segments based upon the relative fair values of each of the three segments now comprising

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segments — Continued

North America. The reported assets above give effect to that re-allocation as if it had occurred on January 1, 2004.

Net sales by product, are as follows (in thousands):

North America/HME	2006	2005	2004

Rehab	$272,517	$274,417	$280,339
Standard	239,540	251,331	257,668
Respiratory	141,531	159,300	161,247
Other	22,738	21,507	21,299

	$676,326	$706,555	$720,553

Invacare Supply Group
Distributed	$228,236	$220,908	$205,130

Institutional Products Group
Continuing Care	$93,455	$85,415	$76,590

Europe
Standard	$252,335	$263,121	$200,064
Rehab	170,138	161,082	128,316
Respiratory	7,954	7,939	8,412

	$430,427	$432,142	$336,792

Asia/Pacific
Rehab	$39,027	$47,730	$34,273
Standard	13,070	10,125	7,721
Respiratory	7,111	8,304	8,162
Other	10,383	18,553	14,106

	$69,591	$84,712	$64,262

Total Consolidated	$1,498,035	$1,529,732	$1,403,327

No single customer accounted for more than 5% of the company’s sales.

Interim Financial Information (unaudited)

	QUARTER ENDED
	(In thousands, except per share data)
2006	March 31,	June 30,	September 30,	December 31,

Net sales	$361,704	$371,764	$379,462	$385,105
Gross profit	101,296	105,565	111,065	99,144
Earnings (loss) before income taxes	7,437	6,848	12,193	(336,002)
Net earnings (loss)	5,207	4,953	9,693	(337,627)
Net earnings (loss) per share — basic	.16	.16	.31	(10.61)
Net earnings (loss) per share — assuming dilution	.16	.15	.30	(10.61)

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interim Financial Information (unaudited) — Continued

2005	March 31,	June 30,	September 30,	December 31,

Net sales	$370,944	$396,267	$395,270	$367,251
Gross profit	109,448	112,831	118,286	105,634
Earnings before income taxes	19,890	18,958	22,492	9,962
Net earnings	13,545	12,908	15,317	7,082
Net earnings per share — basic	.43	.41	.48	.22
Net earnings per share — assuming dilution	.42	.40	.47	.22

Subsequent Events

On February 12, 2007, the company announced the completion of its previously announced refinancing transactions. The new financing program provides the company with total capacity of approximately $710,000,000, the net proceeds of which have been used to refinance substantially all of the company’s existing indebtedness and pay related fees and expenses.

As part of the financing, the company entered into a $400,000,000 senior secured credit facility consisting of a $250,000,000 term loan facility and a $150,000,000 revolving credit facility. The company’s obligations under the new senior secured credit facility are secured by substantially all of the company’s assets and are guaranteed by its material domestic subsidiaries, with certain obligations also guaranteed by its material foreign subsidiaries. Borrowings under the new senior secured credit facility will generally bear interest at LIBOR plus a margin of 2.25%, including an initial facility fee of 0.50% per annum on the facility.

The company also completed the sale of $175,000,000 principal amount of its 9 3/4% Senior Notes due 2015 to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The notes are unsecured senior obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, and pay interest at 9 3/4% per annum on each February 15 and August 15. The net proceeds to the company from the offering of the notes, after deducting the initial purchasers’ discount and the estimated offering expenses payable by the company, were approximately $167,000,000.

Also, as part of the refinancing, the company completed the sale of $135,000,000 principal amount of its Convertible Senior Subordinated Debentures due 2027 to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The debentures are unsecured senior subordinated obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the company, or a combination of cash and common shares of the company, subject to certain conditions. The initial conversion rate is 40.3323 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $24.79 per share. The debentures are redeemable at the company’s option, subject to specified conditions, on or after February 6, 2012 through and including February 1, 2017, and at the company’s option after February 1, 2017. On February 1, 2017 and 2022 and upon the occurrence of certain circumstances, holders have the right to require the company to repurchase all or some of their debentures. The net proceeds to the company from the offering of the debentures, after deducting the initial purchasers’ discount and the estimated offering expenses payable by the company, were approximately $132,300,000.

The notes, debentures and common shares issuable upon conversion of the debentures have not been registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration under, or an applicable exemption from, the registration requirements of the Securities Act and applicable state securities laws.

INVACARE CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	COL A.	COL B.	COL C.		COL D.
	Balance At	Charged To	Additions		Balance
	Beginning of	Cost And	(Deductions)		At End of
	Period	Expenses	Describe		Period
	(In thousands)

Year Ended December 31, 2006
Deducted from asset accounts —
Allowance for doubtful accounts	$23,094	$37,711	$(23,172	)(A)	$37,633
Inventory obsolescence reserve	8,591	5,325	(1,773	)(B)	12,143
Investments and related notes receivable	8,339	—	—		8,339
Tax valuation allowances	7,100	28,785	14,388	(E)	50,273
Accrued warranty cost	15,583	9,834	(10,252	)(B)	15,165
Accrued product liability	20,949	6,813	(5,131	)(C)	22,631
Year Ended December 31, 2005
Deducted from asset accounts —
Allowance for doubtful accounts	$15,576	$14,168	$(6,650	)(A)	$23,094
Inventory obsolescence reserve	9,532	4,378	(5,319	)(B)	8,591
Investments and related notes receivable	29,540	—	(21,201	)(D)	8,339
Accrued warranty cost	13,998	10,516	(8,931	)(B)	15,583
Accrued product liability	17,045	8,780	(4,876	)(C)	20,949
Year Ended December 31, 2004
Deducted from asset accounts —
Allowance for doubtful accounts	$27,704	$11,222	$(23,350	)(A)	$15,576
Inventory obsolescence reserve	8,715	2,609	(1,792	)(B)	9,532
Investments and related notes receivable	29,540	—	—		29,540
Accrued warranty cost	12,688	9,287	(7,977	)(B)	13,998
Accrued product liability	11,909	8,202	(3,066	)(C)	17,045

Note (A) — Uncollectible accounts written off, net of recoveries.

Note (B) — Amounts written off or payments incurred.

Note (C) — Loss and loss adjustment.

Note (D) — Elimination of allowance for investment following consolidation of variable interest entity.

Note (E) — Capitalize other activity not affecting federal tax expense.