Form 10-K/A
period 2006-12-31
INVACARE CORP
filed 2007-03-07
CIK 742112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-15103

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K solely in order to correct typographical errors in the Consolidated Statement of Cash Flows included on page FS-5 of the Annual Report on Form 10-K filed on March 1, 2007, and other minor typographical errors. The Consolidated Statement of Cash Flows has been changed in this Form 10-K/A to state that (1) the “Depreciation and amortization” for the year ended December 31, 2006 was ‘$39,892”, and not “$37,711” as erroneously stated in the original filing, and (2) the “Provision for losses on trade and installment receivables” for the year ended December 31, 2006 was “$37,711”, and not “$36,910” as erroneously stated in the original filing.

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

			Total Number of Shares	Maximum Number
			Purchased as Part of	of Shares That May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs	the Plans or Programs

10/1/2006-10/31/06	12,000	$23.67	—	—
1/1/2006-11/30/06	364	23.09	—	—
12/1/2006-12/31/06	—	—	—	—

Total	12,364	$23.65	—	—

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

The company anticipates earnings declines in the quarter to quarter comparisons in the first half of the year as a result of these cost reduction initiatives being heavily weighted to the second half of the year, as well as the impact of increased competitive pricing pressures and higher interest costs as a result of the company’s debt refinancing. The company believes that the execution of cost reduction plans will provide an improvement in earnings in the second half of the year. The full year earnings are expected to be consistent with the previously announced guidance by the company in a press release issued on February 1, 2007.

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

The long-term debt obligation payments shown above are as of December 31, 2006. However, as a result of the Refinancing that was completed on February 12, 2007, the long-term debt obligations are estimated to be as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations
Credit Facility	$363,507	$19,158	$42,790	$42,790	$258,769
9 3/4% Senior Notes due 2015	311,622	15,052	34,125	34,125	228,320
4.125% Convertible Senior Subordinated Debentures due 2027	$246,416	$4,913	$11,138	$11,138	$219,227

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

See Exhibit Index at page number I-52 of this Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 7, 2007.

INVACARE CORPORATION

By:	/s/ A. Malachi Mixon, III
A. Malachi Mixon, III
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 7, 2007.

Signature	Title

/s/ A. Malachi Mixon, III A. Malachi Mixon, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Gerald B. Blouch Gerald B. Blouch	President, Chief Operating Officer and Director

/s/ Gregory C. Thompson Gregory C. Thompson	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James C. Boland James C. Boland	Director

/s/ Michael F. Delaney Michael F. Delaney	Director

/s/ C. Martin Harris, M.D. C. Martin Harris, M.D.	Director

/s/ Bernadine P. Healy, M.D. Bernadine P. Healy, M.D.	Director

/s/ John R. Kasich John R. Kasich	Director

/s/ Dan T. Moore, III Dan T. Moore, III	Director

/s/ Joseph B. Richey, II Joseph B. Richey, II	Director

/s/ William M. Weber William M. Weber	Director

James L. Jones	Director

INVACARE CORPORATION
Report on Form 10-K for the fiscal year ended December 31, 2006.

Exhibit Index

Official		Sequential
Exhibit No.	Description	Page No.

2.1	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares in WP Domus GmbH by and among WP Domus LLC, Mr. Peter Schultz and Mr. Wilhelm Kaiser, Invacare GmbH & Co. KG and Invacare Corporation dated as of July 31, 2004	(A)
2.2	Guarantee Letter Agreement of Warburg, Pincus Ventures, L.P. and Warburg, Pincus International, L.P. dated as of September 9, 2004	(A)
3(a)	Amended and Restated Articles of Incorporation, as last amended February 2, 1996	(H)
3(b)	Code of Regulations, as amended on May 22, 1996	(H)
3(c)	Certificate of Amendment to Amended and Restated Articles of Incorporation, as amended on July 8, 2005	(I)
4(a)	Specimen Share Certificate for Common Shares	(Q)
4(b)	Specimen Share Certificate for Class B Common Shares	(Q)
4(c)	Rights agreement between Invacare Corporation and National City Bank dated as of July 8, 2005	(I)
4(d)	Indenture, dated as of February 12, 2007, by and among Invacare Corporation, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (including the Form of 4.125% Convertible Senior Subordinated Debenture due 2027 and related Guarantee attached as Exhibit A)	(S)
4(e)	Indenture, dated as of February 12, 2007, by and among Invacare Corporation, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (including the Form of 9 3/4% Senior Note due 2015 and related Guarantee attached as Exhibit A).	(S)
10(a)	1992 Non-Employee Directors Stock Option Plan adopted in May 1992	(H)
10(b)	Deferred Compensation Plan for Non-Employee Directors, adopted in May 1992	(H)
10(c)	Invacare Corporation 1994 Performance Plan approved January 28, 1994	(H)
10(d)	Amendment No. 1 to the Invacare Corporation 1994 Performance Plan approved May 28, 1998	(H)	*
10(e)	Amendment No. 2 to the Invacare Corporation 1994 Performance Plan approved May 24, 2000	(B)	*
10(f)	Amendment No. 3 to the Invacare Corporation 1994 Performance Plan	(E)	*
10(g)	Invacare Retirement Savings Plan, effective January 1, 2001	(C)
10(h)	Agreement entered into by and between the company and Chief Operating Officer	(D)	*
10(i)	Amendment No. 1 to Invacare Corporation 401(K) Plus Benefit Equalization Plan	(G)
10(j)	Invacare Corporation 401(K) Plus Benefit Equalization Plan (As amended and restated effective January 1, 2003)	(G)
10(k)	Invacare Corporation 2003 Performance Plan	(F)	*
10(l)	Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and Schedule of all such agreements with current executive officers	(Q)
10(m)	Form of Indemnity Agreement entered into by and between the company and certain of its Directors and executive officers and Schedule of all such Agreements with Directors and executive officers	(D)	*
10(n)	Employment Agreement entered into by and between the company and Chief Financial Officer	(D)	*
10(o)	Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005	(H)	*
10(p)	Invacare Corporation Death Benefit Only Plan, effective January 1, 2005	(H)	*

Official		Sequential
Exhibit No.	Description	Page No.

10(q)	A. Malachi Mixon, III 10b5-1 Plan, effective February 14, 2005	(H)	*
10(r)	Gerald B. Blouch 10b5-1 Plan, effective February 22, 2005	(H)	*
10(s)	Gregory C. Thompson 10b5-1 Plan, effective February 21, 2005	(H)	*
10(t)	Supplemental Executive Retirement Plan (As amended and restated effective February 1, 2000)	(H)	*
10(u)	Form of Director Stock Option Award under Invacare Corporation 1994 Performance Plan	(H)	*
10(v)	Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan	(H)	*
10(w)	Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan	(H)	*
10(x)	Form of Restricted Stock Option Award under Invacare Corporation 2003 Performance Plan	(H)	*
10(y)	Form of Stock Option Award under Invacare Corporation 2003 Performance Plan	(H)	*
10(z)	Director Compensation Schedule	(Q)
10(aa)	Invacare Corporation Executive Incentive Bonus Plan, effective as of January 1, 2005	(J)	*
10(ab)	Receivables Purchase Agreement, dated as of September 30, 2005, among Invacare Receivables Corporation, as Seller, Invacare Corporation, as Servicer, Park Avenue Receivables company, LLC and JPMorgan Chase Bank, N.A., as Agent	(K)
10(ac)	Note Purchase Agreement dated as of April 27, 2006, by and among Invacare Corporation and the various purchasers named therein, relating to $150,000,000 6.15% Senior Notes Due April 27, 2016.	(M)
10(ad)	Amendment #1, dated as of September 28, 2006, to the Receivables Purchase Agreement, dated as of September 30, 2005, by and among Invacare Receivables Corporation, as Seller, Invacare Corporation, as Servicer, Park Avenue Receivables company, LLC and JPMorgan Chase Bank, N.A., as Agent	(N)
10(ae)	Omnibus Waiver, Amendment and Reaffirmation of Performance Undertaking dated as of November 14, 2006 to Receivables Purchase Agreement, dated as of September 30, 2005, among Invacare Receivables Corporation, as Seller, Invacare Corporation, as Servicer, Park Avenue Receivables company, LLC and JPMorgan Chase Bank, N.A., as Agent	(O)
10(af)	Waiver and Amendment dated as of November 14, 2006 to Note Purchase Agreement dated as of April 27, 2006, by and among Invacare Corporation and the various purchasers named therein, relating to $150,000,000 6.15% Senior Notes Due April 27, 2016.	(O)
10(ag)	Second Omnibus Waiver, Amendment and Reaffirmation of Performance Undertaking dated as of November 14, 2006 to Receivables Purchase Agreement, dated as of September 30, 2005, among Invacare Receivables Corporation, as Seller, Invacare Corporation, as Servicer, Park Avenue Receivables company, LLC and JPMorgan Chase Bank, N.A., as Agent	(P)
10(ah)	Second Waiver and Amendment dated as of November 14, 2006 to Note Purchase Agreement dated as of April 27, 2006, by and among Invacare Corporation and the various purchasers named therein, relating to $150,000,000 6.15% Senior Notes Due April 27, 2016.	(P)
10(ai)	Credit Agreement, dated February 12, 2007, by and among Invacare Corporation, the Facility Guarantors named therein, the lenders named therein, Banc of America Securities LLC and KeyBank National Association as joint lead arrangers for the term loan facility, and National City Bank and KeyBank National Association as joint lead arrangers for the revolving loan facility.	(S)

Official		Sequential
Exhibit No.	Description	Page No.

10(aj)	Purchase Agreement by and among Invacare Corporation, the Subsidiary Guarantors named therein, and the Initial Purchasers named therein dated as of February 5, 2007.	(R)
10(ak)	Purchase Agreement by and among Invacare Corporation, the Subsidiary Guarantors named therein, and the Initial Purchasers named therein dated as of February 7, 2007.	(R)
18	Letter re: Change in Accounting Principles	(Q)
21**	Subsidiaries of the company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement

**	Filed herewith.

(A)	Reference is made to the appropriate Exhibit to the company report on Form 8-K, dated September 9, 2004, which Exhibit is incorporated herein by reference.

(B)	Reference is made to the appropriate Exhibit of the company report on Form S-8, dated March 30, 2001, which Exhibit is incorporated herein by reference.

(C)	Reference is made to Exhibit 10.1 of the company report on Form 10-Q, for the quarter ended September 30, 2002, which Exhibit is incorporated herein by reference.

(D)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2002, which Exhibit is incorporated herein by reference.

(E)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended March 31, 2003, which Exhibit is incorporated herein by reference.

(F)	Reference is made to Exhibit 4.5 of Invacare Corporation Form S-8 filed on October 17, 2003, which is incorporated herein by reference, which is incorporated herein by reference.

(G)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended June 30, 2004, which Exhibit is incorporated herein by reference.

(H)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2004, which Exhibit is incorporated herein by reference.

(I)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated July 8, 2005, which is incorporated herein by reference.

(J)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated April 4, 2005, which is incorporated herein by reference.

(K)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated September 29, 2005, which is incorporated herein by reference.

(L)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated March 13, 2006, which is incorporated herein by reference.

(M)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated April 27, 2006, which is incorporated herein by reference.

(N)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated April 27, 2006, which is incorporated herein by reference.

(O)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated November 14, 2006, which is incorporated herein by reference.

(P)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 15, 2006, which is incorporated herein by reference.

(Q)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2005, which Exhibit is incorporated herein by reference.

(R)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 5, 2007, which is incorporated herein by reference.

(S)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 12, 2007, which is incorporated herein by reference.

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

CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Operating Activities
Net earnings (loss)	$(317,774)	$48,852	$75,197
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	39,892	40,524	32,316
Provision for losses on trade and installment receivables	37,711	14,168	11,222
Provision for deferred income taxes	4,285	(100)	4,250
Provision for other deferred liabilities	4,607	3,571	4,091
Loss on disposals of property and equipment	2,219	297	(74)
Write down of goodwill and intangibles	300,417	—	—
Changes in operating assets and liabilities:
Trade receivables	(4,035)	(10,075)	(19,978)
Installment sales contracts, net	(5,997)	(4,402)	(2,911)
Inventories	(15,932)	(12,919)	(15,781)
Other current assets	(25,043)	(7,046)	(516)
Accounts payable	22,857	(6,923)	19,718
Accrued expenses	19,284	9,185	(11,281)
Other long-term liabilities	(754)	2,112	1,997

Net Cash Provided by Operating Activities	61,737	77,244	98,250
Investing Activities
Purchases of property and equipment	(21,789)	(30,924)	(41,757)
Proceeds from sale of property and equipment	2,298	5,365	3
Business acquisitions, net of cash acquired	(15,296)	(58,216)	(343,554)
Increase (decrease) in other investments	252	(44)	(603)
Increase in other long-term assets	(850)	(1,013)	(3,133)
Other	939	(1,902)	96

Net Cash Required for Investing Activities	(34,446)	(86,734)	(388,948)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	872,549	796,073	844,432
Payments on revolving lines of credit, securitization facility and long-term borrowings	(846,100)	(796,619)	(541,244)
Proceeds from exercise of stock options	3,081	4,623	9,850
Payment of dividends	(1,589)	(1,580)	(1,557)
Purchase of treasury stock	—	—	(4,430)

Net Cash Provided by Financing Activities	27,941	2,497	307,051
Effect of exchange rate changes on cash	1,347	50	140

Increase (decrease) in cash and cash equivalents	56,579	(6,943)	16,493
Cash and cash equivalents at beginning of year	25,624	32,567	16,074

Cash and cash equivalents at end of year	$82,203	$25,624	$32,567

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes — Continued

A reconciliation to the effective income tax rate from the federal statutory rate follows:

	2006	2005	2004

Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	0.2	0.5	1.6
Tax credits	(0.1)	(0.8)	(1.6)
Foreign taxes at less than the federal statutory rate	(2.0)	(5.2)	(2.1)
Asset write-downs related to goodwill and other intangibles, without tax benefit	30.2	—	—
Federal valuation allowance	9.3	—	—
Other, net	0.1	2.0	(1.0)

	2.7%	31.5%	31.9%

Significant components of deferred income tax assets and liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Current deferred income tax assets (liabilities), net:
Loss carryforwards	$7,375	$6,246
Bad debt	14,006	7,386
Warranty	3,365	4,036
State and local taxes	3,154	2,764
Other accrued expenses and reserves	2,645	2,754
Inventory	2,337	1,361
Compensation and benefits	3,079	2,061
Product liability	292	292
Valuation allowance	(22,552)	—
Other, net	(189)	546

	$13,512	$27,446

Long-term deferred income tax assets (liabilities), net:
Goodwill & intangibles	(29,480)	(36,252)
Fixed assets	(18,289)	(20,030)
Compensation and benefits	16,541	10,344
Loss and credit carryforwards	6,453	5,674
Product liability	4,715	3,812
State and local taxes	10,619	8,628
Valuation allowance	(27,721)	(7,100)
Other, net	2,569	7,132

	$(34,593)	$(27,792)

Net Deferred Income Taxes	$(21,081)	$(346)

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

Note (E) — Other activity not affecting federal tax expense.