Form 10-Q
period 2007-03-31
INVACARE CORP
filed 2007-05-09
CIK 742112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2007
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -------------------------------------------------

Commission File Number                      001-15103
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check
One). Large accelerated filer   X  Accelerated filer      Non-accelerated filer
                              -----                  -----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes                        No  X
                                       -----                     -----

As of May 7, 2007, the company had 30,864,771 Common Shares and 1,111,565 Class B Common Shares outstanding.

                              INVACARE CORPORATION

                                      INDEX


Part I.  FINANCIAL INFORMATION:                                         Page No.
------------------------------                                          --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -

                  March 31, 2007 and December 31, 2006.........................3

         Condensed Consolidated Statement of Earnings -

                  Three Months Ended March 31, 2007 and 2006...................4

         Condensed Consolidated Statement of Cash Flows -

                  Three Months Ended March 31, 2007 and 2006...................5

         Notes to Condensed Consolidated Financial

                  Statements - March 31, 2007..................................6

Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...............21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........32

Item 4.  Controls and Procedures..............................................32

Part II.  OTHER INFORMATION:
---------------------------

Item 1A. Risk Factors.........................................................32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........32

Item 6.  Exhibits.............................................................33

SIGNATURES....................................................................33

Part I.  FINANCIAL INFORMATION
Item 1...         Financial Statements.

                                     INVACARE CORPORATION AND SUBSIDIARIES
                                     Condensed Consolidated Balance Sheets
                                                                       March 31,                  December 31,
                                                                            2007                          2006
                                                                            ----                          ----
                                                                     (unaudited)
ASSETS                                                                              (In thousands)
------
CURRENT ASSETS
..........Cash and cash equivalents                                      $ 56,904                       $82,203
..........Marketable securities                                               270                           190
..........Trade receivables, net                                          248,000                       261,606
..........Installment receivables, net                                      8,451                         7,097
..........Inventories, net                                                206,555                       201,756
..........Deferred income taxes                                            13,616                        13,512
..........Other current assets                                             76,493                        89,394
                                                                         -------                       -------
..........         TOTAL CURRENT ASSETS                                   610,289                       655,758

OTHER ASSETS                                                              85,871                        67,443
OTHER INTANGIBLES                                                        100,476                       102,876
PROPERTY AND EQUIPMENT, NET                                              168,835                       173,945
GOODWILL                                                                 493,226                       490,429
                                                                         -------                       -------
..........         TOTAL ASSETS                                        $1,458,697                    $1,490,451
                                                                       =========                     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
..........Accounts payable                                               $147,418                      $163,041
..........Accrued expenses                                                119,907                       147,776
..........Accrued income taxes                                              3,312                        12,916
..........Short-term debt and current maturities of
         long-term obligations                                             5,158                       124,243
                                                                         -------                       -------
..........         TOTAL CURRENT LIABILITIES                              275,795                       447,976

LONG-TERM DEBT                                                           596,741                       448,883

OTHER LONG-TERM OBLIGATIONS                                              114,461                       108,228

SHAREHOLDERS' EQUITY
..........Preferred shares                                                      -                             -
..........Common shares                                                     8,013                         8,013
..........Class B common shares                                               278                           278
..........Additional paid-in-capital                                      144,324                       143,714
..........Retained earnings                                               258,845                       276,750
..........Accumulated other comprehensive earnings                        102,819                        99,188
..........Treasury shares                                                 (42,579)                      (42,579)
                                                                         -------                       -------
..........         TOTAL SHAREHOLDERS' EQUITY                             471,700                       485,364
                                                                         -------                       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $1,458,697                    $1,490,451
                                                                       =========                     =========

See notes to condensed consolidated financial statements.

                                   INVACARE CORPORATION AND SUBSIDIARIES
                          Condensed Consolidated Statement of Earnings - (unaudited)


                                                                                   Three Months Ended
(In thousands except per share data)                                                    March 31,
                                                                            2007                          2006
                                                                         -------                       -------
Net sales                                                               $374,905                      $361,704
Cost of products sold                                                    275,849                       260,408
                                                                         -------                       -------
    Gross profit                                                          99,056                       101,296
Selling, general and administrative expense                               87,766                        83,607
Charge related to restructuring activities                                 3,152                         3,157
Charges, interest and fees associated with debt refinancing               13,373                             -
Interest expense                                                          10,343                         7,695
Interest income                                                             (474)                         (600)
                                                                         -------                       -------
    Earnings (loss) before Income Taxes                                  (15,104)                        7,437
Income taxes                                                               2,400                         2,230
                                                                         -------                       -------

    NET EARNINGS (LOSS)                                                $ (17,504)                      $ 5,207
                                                                         =======                       =======
    DIVIDENDS DECLARED PER
       COMMON SHARE                                                       0.0125                        0.0125
                                                                         =======                       =======

Net Earnings (loss) per Share - Basic                                    $ (0.55)                       $ 0.16
                                                                         =======                       =======
Weighted Average Shares Outstanding - Basic                               31,827                        31,731
                                                                         =======                       =======
Net Earnings (loss) per Share - Assuming Dilution                        $ (0.55)                       $ 0.16
                                                                         =======                       =======
Weighted Average Shares Outstanding -
   Assuming Dilution                                                      31,827                        32,190
                                                                         =======                       =======

See notes to condensed consolidated financial statements.

                                  INVACARE CORPORATION AND SUBSIDIARIES
                        Condensed Consolidated Statement of Cash Flows - (unaudited)
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                   2007                       2006
                                                                                -------                    -------
OPERATING ACTIVITIES                                                                     (In  thousands)
         Net earnings (loss)                                                  $ (17,504)                    $5,207
         Adjustments to reconcile net earnings (loss) to
              net cash provided by operating activities:
              Debt finance charges, interest and fees associated with debt
                 refinancing                                                     13,373                          -
              Depreciation and amortization                                      11,074                      9,813
              Provision for losses on trade and installment receivables           1,799                      1,794
              Provision for other deferred liabilities                              919                      1,222
              Provision for deferred income taxes                                   581                        667
              Gain on disposals of property and equipment                            30                        269
         Changes in operating assets and liabilities:
              Trade receivables                                                  12,511                      2,440
              Installment sales contracts, net                                   (3,916)                      (253)
              Inventories                                                        (4,423)                    (4,985)
              Other current assets                                               15,074                      4,201
              Accounts payable                                                  (15,493)                    (2,091)
              Accrued expenses                                                  (29,894)                    (9,854)
              Other deferred liabilities                                         (2,474)                        99
                                                                                -------                    -------
                  NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES              (18,343)                     8,529

INVESTING ACTIVITIES
         Purchases of property and equipment                                     (3,750)                    (5,009)
         Proceeds from sale of property and equipment                               423                         33
         Other long term assets                                                   1,080                       (523)
         Other                                                                   (1,214)                      (159)
                                                                                -------                    -------
                  NET CASH USED FOR INVESTING ACTIVITIES                         (3,461)                    (5,658)


FINANCING ACTIVITIES
         Proceeds from revolving lines of credit, securitization facility and
               long-term borrowings                                             510,316                    145,155
         Payments on revolving lines of credit, securitization facility and
               long-term debt and capital lease obligations                    (494,419)                  (162,007)
         Proceeds from exercise of stock options                                      -                      1,343
         Payment of Financing Costs                                             (19,784)                         -
         Payment of dividends                                                      (399)                      (397)
                                                                                -------                    -------
                  NET CASH USED BY FINANCING ACTIVITIES                          (4,286)                   (15,906)
Effect of exchange rate changes on cash                                             791                     (1,177)
                                                                                -------                    -------
Decrease in cash and cash equivalents                                           (25,299)                   (14,212)
Cash and cash equivalents at beginning of period                                 82,203                     25,624
                                                                                -------                    -------
Cash and cash equivalents at end of period                                   $   56,904                   $ 11,412
                                                                                =======                    =======

See notes to condensed consolidated financial statements.

                      INVACARE CORPORATION AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                              Financial Statements
                                   (Unaudited)
                                 March 31, 2007

Nature of Operations - Invacare Corporation is the world's leading manufacturer and distributor in the $8.0 billion worldwide market for medical equipment used in the home based upon our distribution channels, breadth of product line and net sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care, retail and extended care markets.

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

Reclassifications - Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the presentation used for the period ended March 31, 2007.

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Business  Segments - The company  operates in five  primary  business  segments:
North America / Home Medical Equipment ("NA/HME"), Invacare Supply Group, Institutional Products Group, Europe and Asia/Pacific. The five reportable segments represent operating groups, which offer products to different geographic regions.

The NA/HME segment sells each of three primary product lines, which includes: standard, rehab and respiratory products. Invacare Supply Group sells branded medical supplies including ostomy, incontinence, diabetic, wound care, urology and miscellaneous home medical product as well as home medical equipment aids for daily living. The Institutional Products Group sells health care furnishings including beds, case goods and patient handling equipment for the long-term care market as well as accessory products. Europe and Asia/Pacific sell the same product lines with the exception of distributed products. Each business segment may sell to the home health care, retail and extended care markets.

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

The information by segment is as follows (in thousands):

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                    2007                      2006
                                                                                 -------                   -------
   Revenues from external customers
        North America / HME                                                     $161,532                  $171,694
        Invacare Supply Group                                                     61,676                    55,085
        Institutional Products Group                                              23,724                    23,196
        Europe                                                                   107,030                    95,546
        Asia/Pacific                                                              20,943                    16,183
                                                                                 -------                   -------
        Consolidated                                                            $374,905                  $361,704
                                                                                ========                  ========

   Intersegment Revenues
        North America                                                            $11,291                   $13,608
        Invacare Supply Group                                                         86                        13
        Institutional Products Group                                                   -                       464
        Europe                                                                     2,408                     2,769
        Asia/Pacific                                                               6,089                     8,026
                                                                                 -------                   -------
        Consolidated                                                             $19,874                   $24,880
                                                                                ========                  ========

   Restructuring charges before income taxes
        North America / HME                                                       $2,430                    $2,806
        Invacare Supply Group                                                         43                         -
        Institutional Products Group                                                   4                        25
        Europe                                                                       786                       338
        Asia/Pacific                                                                   6                       284
                                                                                 -------                   -------
        Consolidated                                                              $3,269                   $ 3,453
                                                                                ========                  ========

   Charges, interest and fees associated with debt
      refinancing before income taxes
        All Other                                                                $13,373                   $     -
                                                                                ========                  ========

   Earnings (loss) before income taxes
        North America / HME                                                     $ (2,908)                   $6,278
        Invacare Supply Group                                                      1,055                     1,339
        Institutional Products Group                                                 595                     1,553
        Europe                                                                     3,924                     3,692
        Asia/Pacific                                                              (1,110)                   (1,398)
        All Other                                                                (16,660)                   (4,027)
                                                                                 -------                   -------
        Consolidated                                                            $(15,104)                  $ 7,437
                                                                                ========                  ========

     "All  Other"  consists  of  unallocated  corporate  selling,   general  and
     administrative costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments. In addition, the "All Other" earnings (loss) before income taxes for the first quarter 2007 includes debt finance charges, interest and fees associated with debt refinancing.

Net Earnings Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                    2007                      2006
                                                                                 -------                   -------
Basic
   Average common shares outstanding                                              31,827                    31,731

   Net earnings (loss)                                                          $(17,504)                   $5,207

   Net earnings (loss) per common share                                          $  (.55)                   $  .16

Diluted
   Average common shares outstanding                                              31,827                    31,731
   Stock options and awards                                                            -                       459
                                                                                 -------                   -------
   Average common shares assuming dilution                                        31,827                    32,190

   Net earnings (loss)                                                          $(17,504)                  $ 5,207

   Net earnings (loss) per common share                                          $  (.55)                   $  .16

At March 31, 2007, all of the company's shares associated with stock options were anti-dilutive because of the company's net loss in the quarter. At March 31, 2006, 2,336,431 shares were excluded from the average common shares assuming dilution as they were anti-dilutive. For the three months ended March 31, 2006, the majority of the anti-dilutive shares were granted at exercise prices of $41.87 which was higher than the average fair market value prices of $32.13.

Concentration of Credit Risk - The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers' financial condition. Prior to December 2000, the company financed equipment to certain customers for periods ranging from 6 to 39 months. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. ("DLL"), a third party financing company, to provide the majority of future lease financing to Invacare's customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a limited recourse obligation ($42,358,000 at March 31, 2007) to DLL for events of default under the contracts (total balance outstanding of $107,558,000 at March 31, 2007). FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability for this guarantee obligation within accrued expenses. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with SFAS No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

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

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2006 to March 31, 2007 was entirely the result of currency translation.

All of the company's other intangible assets have definite lives and are amortized over their useful lives, except for $33,051,000 related to trademarks, which have indefinite lives.

As of March 31, 2007 and December 31, 2006, other intangibles consisted of the following (in thousands):

                                          March 31, 2007                      December 31, 2006
                                          --------------                      -----------------
                                   Historical        Accumulated          Historical        Accumulated
                                         Cost       Amortization                Cost       Amortization

  Customer lists                      $71,137            $16,036             $71,106            $14,373
  Trademarks                           33,051                  -              33,034                 --
  License agreements                    4,533              4,202               4,489              3,821
  Developed technology                  6,814              1,058               6,819                940
  Patents                               6,652              3,982               6,631              3,869
  Other                                 8,013              4,446               8,005              4,205
                                      -------            -------             -------            -------
                                     $130,200            $29,724            $130,084            $27,208
                                      =======            =======            ========            =======

Amortization expense related to other intangibles was $2,178,000 in the first quarter of 2007 and is estimated to be $8,343,000 in 2008, $8,040,000 in 2009,
$7,874,000 in 2010, $7,459,000 in 2011 and $7,087,000 in 2012.

Investment in Affiliated Company - FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was revised in December 2003, requires consolidation of an entity if the company is subject to a majority of the risk of loss from the variable interest entity's (VIE) activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a VIE is known as the primary beneficiary of that entity.

The company consolidates NeuroControl whose product is focused on the treatment of post-stroke shoulder pain in the United States. Certain of the company's officers and directors (or their affiliates) have small minority equity ownership positions in NeuroControl. Based on the provisions of FIN 46 and the company's analysis, the company determined that it was the primary beneficiary of this VIE as of January 1, 2005 due to the company's board of directors' approval of additional funding in 2005. Accordingly, the company has consolidated this investment on a prospective basis since January 1, 2005 and recorded an intangible asset for patented technology of $7,003,000. The other beneficial interest holders have no recourse against the company.

In the fourth quarter of 2006, the company's board of directors made a decision to no longer fund the cash needs of NeuroControl, to commence a liquidation process and cease operations as it was decided that the additional investment necessary to commercialize the business was not in the best interest of the company. Therefore, funding of this investment ceased on December 31, 2006. As a result of this decision, the company established a valuation reserve related to the NeuroControl intangible asset of $5,601,000 to fully reserve against the patented technology intangible as it was deemed to be impaired.

Accounting for Stock-Based Compensation - Effective January 1, 2006, the company adopted SFAS No. 123R using the modified prospective application method. Under the modified prospective method, compensation cost was recognized for the twelve months ended December 31, 2006 for: 1) all stock-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value calculated in accordance with SFAS No. 123R, and 2) all stock-based payments granted prior to, but not vested as of, January 1, 2006 based upon grant-date fair value as calculated for previously presented pro forma footnote disclosures in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation. The amounts of stock-based compensation expense recognized were as follows (in thousands):

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    2007                     2006
                                                                                 -------                  -------
  Stock-based compensation expense recognized as part of Selling,
     general and administrative expense                                            $ 610                    $ 268

The 2007 and 2006 amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan. Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company's Business Segment Note to the Consolidated Financial Statements.

Stock Incentive Plans - The 2003 Performance Plan (the "2003 Plan") allows the Compensation, Management Development and Corporate Governance Committee of the Board of Directors (the "Committee") to grant up to 3,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock). The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards. During the first three months of 2007, the Committee granted 5,500 non-qualified stock options for a term of ten years at the fair market value of the company's Common Shares on the date of grant under the 2003 Plan.

There were no restricted stock awards granted in the first three months of 2007 without cost to the recipients. Under the terms of the restricted stock awards, all of the shares granted vest ratably over the four years after the award date. Compensation expense of $353,000 was recognized in the first three months of 2007 and as of March 31, 2007, restricted stock awards totaling 147,085 were not yet vested.

Stock option activity during the three months ended March 31, 2007 was as follows:

                                                                        Weighted Average
                                                           2007           Exercise Price
                                                      ---------         ----------------
  Options outstanding at January 1                    4,724,651                   $30.68
  Granted                                                 5,500                    21.99
  Exercised                                                   -                        -
  Canceled                                             (329,382)                   28.31
                                                        -------                   ------
  Options outstanding at March 31                     4,400,769                   $30.85
                                                      =========                   ======

  Options price range at March 31                                    $16.03 to
                                                                        $47.80
  Options exercisable at March 31                                    3,910,742
  Options available for grant at March 31*                           1,837,008

* Options available for grant as of March 31, 2007 reduced by net restricted stock award activity of 241,649.

The following table summarizes information about stock options outstanding at March 31, 2007:

                                             Options Outstanding                                Options Exercisable
                          -----------------------------------------------------------  --------------------------------------
                                                   Weighted
                          Number Outstanding   Average Remaining     Weighted Average   Number Exercisable   Weighted Average
        Exercise Prices       At 3/31/07       Contractual Life       Exercise Price        At 3/31/07        Exercise Price
        ---------------       ----------       ----------------      ---------------     ---------------      --------------
        $16.03 - $23.69        1,768,828          4.0 years               $22.20            1,340,001             $22.10
        $24.43 - $36.40        1,222,476             4.9                  $30.99            1,161,276             $30.98
        $37.70 - $47.80        1,409,465             7.5                  $41.59            1,409,465             $41.59
                               ---------             ---                  ------            ---------             ------
             Total             4,400,769             5.5                  $30.85            3,910,742             $31.76
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

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                                   2007
                                                                  -----
                Expected dividend yield                           2.47%
                Expected stock price volatility                   28.7%
                Risk-free interest rate                           4.70%
                Expected life (years)                               3.9

The assumed expected life used is based on the company's historical analysis of option history. The expected volatility used is also based on actual historical volatility, and expected dividend yield used is based on historical dividends as the company has no current intention of changing its dividend policy.

The weighted-average fair value of options granted during the first three months of 2007 was $6.18. The 2003 Plan provides that shares granted come from the company's authorized but unissued Common Shares or treasury shares. In addition, the company's stock-based compensation plans allow participants to exchange shares for withholding taxes, which results in the company acquiring treasury shares.

As of March 31, 2007, there was $16,558,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the company's plans, which is related to non-vested shares, and includes $3,306,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years.

Warranty Costs - Generally, the company's products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the first quarter of 2007.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

   Balance as of January 1, 2007                                       $ 15,165
   Warranties provided during the period                                  3,062
   Settlements made during the period                                    (2,917)
   Changes in liability for pre-existing warranties during
       the period, including expirations                                    220
                                                                        -------
   Balance as of March 31, 2007                                        $ 15,530
                                                                        =======

Charge Related to Restructuring Activities - Previously, the company announced multi-year cost reductions and profit improvement actions, which included: reducing global headcount, outsourcing improvements utilizing the company's China manufacturing capability and third parties, shifting substantial resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy, general expense reductions, and exiting four facilities.

The restructuring was necessitated by the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations.

To date, the company has made substantial progress on its restructuring activities, including exiting four facilities and eliminating approximately 650 positions through March 31, 2007, including 50 positions in the first quarter of 2007. Restructuring charges of $3,269,000 and $3,453,000 were incurred in the first quarters of 2007 and 2006, respectively, of which $117,000 and $296,000, respectively, were recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Earnings as part of operations. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through March 31, 2007 during 2007.

A progression of the accruals by segment recorded as a result of the restructuring is as follows (in thousands):

                                          Balance at                                                            Balance at
                                            12/31/06              Accruals                Payments                3/31/07
                                            --------              --------                --------                -------
North America/HME
  Severance                                  $ 1,359               $ 2,430                $ (1,888)               $  1,901
  Contract terminations                          557                  (111)                    (52)                    394
  Product line discontinuance                  2,037                   111                  (2,148)                      -
                                             -------               -------                 -------                 -------
     Total                                   $ 3,953               $ 2,430                $ (4,088)               $  2,295
                                             =======               =======                 =======                 =======
Invacare Supply Group
  Severance                                  $   166               $    43                $   (115)               $     94
                                             =======               =======                 =======                 =======
Institutional Products Group
  Severance                                  $     -               $     4                $      -                $      4
                                             =======               =======                 =======                 =======
Europe
  Severance                                  $ 3,734               $   210                $ (1,296)               $  2,648
  Product line discontinuance                      -                     6                      (6)                      -
  Other                                            -                   570                    (570)                      -
                                             -------               -------                 -------                 -------
     Total                                   $ 3,734               $   786                $ (1,872)                 $2,648
                                             =======               =======                 =======                 =======
Asia/Pacific
  Contract terminations                      $   122               $     6                $     (5)                $   123
                                             =======               =======                 =======                 =======
Consolidated
  Severance                                  $ 5,259               $ 2,687                $ (3,299)                $ 4,647
  Contract terminations                          679                  (105)                    (57)                    517
  Product line discontinuance                  2,037                   117                  (2,154)                      -
  Other                                            -                   570                    (570)                      -
                                             -------               -------                 -------                 -------
     Total                                   $ 7,975               $ 3,269                $ (6,080)                $ 5,164
                                             =======               =======                 =======                 =======

Comprehensive Earnings (loss) - Total comprehensive earnings were as follows (in thousands):

                                                                               Three Months Ended
                                                                                   March 31,
                                                                           2007                   2006
                                                                           ----                   ----
Net earnings (loss)                                                   $ (17,504)               $ 5,207
Foreign currency translation gain (loss)                                  3,858                  (788)
Unrealized gain on available for sale securities                             51                     22
SERP/DBO amortization of prior service costs and unrecognized losses        943                      -
Current period unrealized gain (loss) on cash flow hedges                (1,221)                 1,083
                                                                         -------                 -----
Total comprehensive earnings (loss)                                   $ (13,873)                $5,524
                                                                         ======                  =====

Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):

                                     March 31,                    December 31,
                                          2007                            2006
                                       -------                         -------
Raw materials                         $ 65,933                         $66,718
Work in process                         19,302                          16,715
Finished goods                         121,320                         118,323
                                       -------                         -------
                                      $206,555                        $201,756
                                       =======                         =======

Property and Equipment - Property and equipment consist of the following (in thousands):

                                     March 31,                   December 31,
                                         2007                           2006
                                      -------                         -------

Machinery and equipment              $276,903                        $276,062
Land, buildings and improvements       87,045                          86,544
Furniture and fixtures                 27,344                          29,609
Leasehold improvements                 15,848                          15,943
                                      -------                         -------
                                      407,140                         408,158
Less allowance for depreciation      (238,305)                       (234,213)
                                      -------                         -------
                                     $168,835                        $173,945
                                      =======                         =======

Financing Arrangements - As previously disclosed, the company completed certain refinancing transactions in February 2007. The company entered into a Credit Agreement which provides for a $400 million senior secured credit facility consisting of a 6-year $250 million term loan facility and a five-year $150 million revolving credit facility with interest at LIBOR plus 2.25%. The company's obligations under the Credit Agreement are secured by substantially all of the company's assets, subject to certain exceptions, and are guaranteed by our material domestic subsidiaries, with certain obligations also guaranteed by our material foreign subsidiaries. The Credit Agreement contains a number of customary restrictive covenants, affirmative covenants and events of default, and financial covenants that require the company to maintain a maximum leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio.

The company also consummated the issuance and sale of $135 million aggregate principal amount of convertible subordinated debentures (the "debentures"). The net proceeds to the company from the offering, after deducting the initial gross spread payable by the company, were approximately $132.3 million. The debentures are unsecured senior subordinated obligations of the company, guaranteed by substantially all of the company's domestic subsidiaries and pay interest at 4.125% per annum on each February 1 and August 1. The debentures are convertible into common shares of the company under certain conditions.

In addition, the company also consummated the issuance and sale of $175 million aggregate principal amount of 9 3/4% Senior Notes due 2015 (the "senior notes"). The company's net proceeds from the offering of senior notes, after deducting the initial note purchasers' discount and the estimated offering expenses payable by the company, were approximately $167 million. The senior notes are unsecured senior obligations of the company, guaranteed by substantially all of our domestic subsidiaries.

The company used the net proceeds from the offerings of the senior notes and the debentures, together with initial borrowings under the Credit Agreement to repay outstanding indebtedness and related expenses and repayment costs aggregating $568 million. In addition, as a result of the refinancing, during the first quarter the company incurred $33.1 million in costs comprised of: debt issuance costs related to the new debt structure of $19.7 million, which the company has capitalized over the respective lives of the debt instruments; one-time make-whole payments to the holders of previously outstanding senior notes and incremental interest totaling $10.9 million; and write-off of costs previously capitalized related to the old debt structure of $2.5 million.

The company estimates that the weighted average interest rate of the new facilities and securities combined is approximately 7.3% versus the year-end 2006 weighted average interest rate of approximately 5.9%.

In connection with the issuance of the debentures and the senior notes, the company agreed to use commercially reasonable efforts to 1) file a resale registration statement with respect to the debentures and an exchange offer registration statement with respect to the senior notes within 90 days of the closing of each agreement, 2) to cause the resale registration statement to be declared effective within 210 days of the issuance of the debentures and cause the exchange offer registration statement to be declared effective within 180 days of the issuance of the senior notes and consummate the exchange offer within 210 days of the issuance of the notes, and 3) maintain the effectiveness of the resale registration statement until the debentures have been disposed of in accordance with the registration statement, are transferred in compliance with Rule 144 under the Securities Act or are transferable pursuant to Rule
144(k) under the Securities Act, cease to be outstanding or are otherwise disposed of or transferred and new securities not subject to transfer restrictions under the Securities Act have been delivered by the company.

If the company does not comply with its registration obligations with respect to the debentures, the company will be obligated to pay additional annual interest of .25% of the principal amount of the debentures to and including the 90th day following the default and, thereafter, additional annual interest of .50% until such time as the default is cured. Similarly, if the company does not comply with its registration obligations with respect to the senior notes, the company will be obligated to pay additional annual interest of .25% of the principal amount of the senior notes to and including the 90th day following the default and, thereafter, an additional .25% of annual interest for each subsequent 90-day period during which the registration default continues, up to a maximum of 1.0% annually.

On April 23, 2007, the company filed its S-3 and S-4 registration statements within the 90 days of the issue dates of the convertible debentures and senior notes and fully expects to meet the registration requirements.

Acquisitions - In the first three months of 2007, the company made no acquisitions. On September 9, 2004 the company acquired 100% of the shares of WP Domus GmbH (Domus), a European-based holding company that manufactures several complementary product lines to Invacare's product lines, including power add-on products, bath lifts and walking aids, from WP Domus LLC. Domus has three divisions: Alber, Aquatec and Dolomite.

In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the company previously recorded accruals for severance and exit costs for facility closures and contract terminations.

A progression of the accruals recorded in the purchase price allocation is as follows (in thousands):

                                                 Exit of        Sales Agency
                                Severance     Product Lines     Terminations
                                ---------     -------------     ------------
Balance at 1/1/05                 $   561           $     -          $     -
  Additional accruals               4,445               897              612
  Payments                         (1,957)                -             (612)
                                  -------           -------          -------
Balance at 12/31/05                 3,049               897                -
  Adjustments                      (1,285)             (897)               -
  Payments                           (566)               -                 -
                                  -------           -------          -------
Balance at 12/31/06                 1,198                -                 -
  Adjustments                          (1)               -                 -
  Payments                              -                -                 -
                                  -------           -------          -------
Balance at 3/31/07                $ 1,197           $    -           $     -
                                  =======           =======          =======

The adjustments for the quarter ended March 31, 2007 represent the impact of currency translation. The company anticipates all of the remaining reserves to be utilized in 2007 with any amounts not utilized adjusted to goodwill.

Income Taxes - The company had an effective tax rate of (15.9%) for the three month period ended March 31, 2007 compared with 30.0% for the same period a year ago. The company's effective tax rate differs from the U.S. federal statutory rate primarily due to losses with no corresponding tax benefits and a valuation reserve recorded against domestic deferred tax assets reduced by tax credits and earnings abroad being taxed at rates lower than the U.S. federal statutory rate. The change in the effective rate for the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006 is primarily due to domestic losses without benefit as a result of valuation reserves.

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

The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation the company did not recognize an adjustment in the liability for unrecognized income tax benefits. As of the adoption date the company had $8.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

The company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date the company had $2 million of accrued interest related to uncertain tax positions.

The company files tax returns in numerous jurisdictions around the world. Most tax returns for years after 2002 are open for examination, including the domestic return, and in certain circumstances selective returns in earlier years are also open for examination.

SUPPLEMENTAL GUARANTOR INFORMATION

Effective February 12, 2007, substantially all of the domestic subsidiaries (the "Guarantor Subsidiaries") of the company became guarantors of the indebtedness of Invacare Corporation under its 9 3/4% Senior Notes due 2015 (the "Senior Notes") with an aggregate principal amount of $175,000,000 and under its 4.125% Convertible Senior Subordinated Debentures due 2027 (the "Debentures") with an aggregate principal amount of $135,000,000. The majority of the company's subsidiaries are not guaranteeing the indebtedness of the Senior Notes or Debentures (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest related to the Senior Notes and to the Debentures and each of the Guarantor Subsidiaries are directly or indirectly wholly-owned subsidiaries of the company.

Presented below are the consolidating condensed financial statements of Invacare Corporation (Parent), its combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method. The company does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors and accordingly, separate financial statements and other disclosures related to the Guarantor Subsidiaries are not presented.

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                                                                      Combined          Combined
Three month period ended                          The Company        Guarantor     Non-Guarantor
March 31, 2007 (in thousands)                         (Parent)    Subsidiaries      Subsidiaries     Eliminations          Total
                                                  -----------     ------------      ------------     ------------          -----
Net sales                                            $ 75,452        $ 158,954         $ 154,380        $ (13,881)     $ 374,905
Cost of products sold                                  60,063          127,509           102,240          (13,963)       275,849
                                                      -------          -------           -------          -------        -------
  Gross Profit                                         15,389           31,445            52,140               82         99,056
Selling, general and administrative expenses           25,221           27,724            34,821                -         87,766
Charge related to restructuring activities              2,295               43               814                -          3,152
Debt finance charges, interest and fees associated
with debt refinancing                                  13,342                -                31                -         13,373
Income (loss) from equity investee                     14,734            3,623            (3,155)         (15,202)             -
Interest expense - net                                  6,639              424             2,806                -          9,869
                                                      -------          -------           -------          -------        -------
  Earnings (loss) before Income Taxes                 (17,374)           6,877            10,513          (15,120)       (15,104)
Income taxes                                              130              225             2,045                -          2,400
                                                      -------          -------           -------          -------        -------
  Net Earnings (loss)                               $ (17,504)         $ 6,652           $ 8,468        $ (15,120)     $ (17,504)
                                                      =======          =======           =======          =======        =======

Three month period ended
March 31, 2006 (in thousands)
Net sales                                            $ 85,521        $ 155,890         $ 138,910        $ (18,617)     $ 361,704
Cost of products sold                                  63,798          121,402            93,865          (18,657)       260,408
                                                      -------          -------           -------          -------        -------
  Gross Profit                                         21,723           34,488            45,045               40        101,296
Selling, general and administrative expenses           26,163           23,185            34,259                -         83,607
Charge related to restructuring activities              1,742               18             1,397                -          3,157
Income (loss) from equity investee                     13,247            3,870               257          (17,374)             -
Interest expense - net                                  3,144            2,540             1,411                -          7,095
                                                      -------          -------           -------          -------        -------
  Earnings (loss) before Income Taxes                   3,921           12,615             8,235          (17,334)         7,437
Income taxes (benefit)                                 (1,286)               -             3,516                -          2,230
                                                      -------          -------           -------          -------        -------
  Net Earnings (loss)                                 $ 5,207         $ 12,615           $ 4,719        $ (17,334)       $ 5,207
                                                      =======          =======           =======          =======        =======

CONSOLIDATING CONDENSED BALANCE SHEETS
                                                     Combined         Combined          Combined
                                                  The Company        Guarantor     Non-Guarantor
March 31, 2007 (in thousands)                         (Parent)    Subsidiaries      Subsidiaries     Eliminations          Total
                                                  -----------     ------------      ------------     ------------          -----
                                Assets
Current Assets
  Cash and cash equivalents                          $ 22,596          $ 3,259          $ 31,049         $      -       $ 56,904
  Marketable securities                                   270                -                 -                -            270
  Trade receivables, net                               94,988           53,946           102,666           (3,600)       248,000
  Installment receivables, net                              -            6,461             1,990                -          8,451
  Inventories, net                                     77,414           35,917            94,683           (1,459)       206,555
  Deferred income taxes                                 4,313              394             8,909                -         13,616
  Other current assets                                 26,434           11,598            38,461                -         76,493
                                                      -------          -------           -------          -------        -------
  Total Current Assets                                226,015          111,575           277,758           (5,059)       610,289
Investment in subsidiaries                          1,256,803          599,764                 -       (1,856,567)             -
Intercompany advances, net                            361,881          798,776            39,927       (1,200,584)             -
Other Assets                                           49,725           17,232             1,927                -         68,884
Other Intangibles                                      17,701           12,680            87,082                -        117,463
Property and Equipment, net                            62,885           11,181            94,769                -        168,835
Goodwill                                                    -           23,541           469,685                -        493,226
                                                      -------          -------           -------          -------        -------
  Total Assets                                     $1,975,010      $ 1,574,749          $971,148      $(3,062,210)    $1,458,697
                                                    =========        =========         =========        =========      =========
                 Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable                                   $ 78,195         $ 13,992          $ 55,231          $     -      $ 147,418
  Accrued expenses                                     28,880           17,020            77,607           (3,600)       119,907
  Accrued income taxes                                  2,487               21               804                -          3,312
  Short-term debt and current maturities of
    long-term obligations                               4,273                -               885                -          5,158
                                                      -------          -------           -------          -------        -------
  Total Current Liabilities                           113,835           31,033           134,527           (3,600)       275,795
Long-Term Debt                                        554,775               49            41,917                -        596,741
Other Long-Term Obligations                            59,801            2,040            52,620                -        114,461
Intercompany advances, net                            774,899          339,873            85,812       (1,200,584)             -
  Total Shareholders' Equity                          471,700        1,201,754           656,272       (1,858,026)       471,700
                                                      -------          -------           -------          -------        -------
  Total Liabilities and Shareholders' Equity       $1,975,010       $1,574,749          $971,148      $(3,062,210)    $1,458,697
                                                    =========        =========         =========        =========      =========

                                                     Combined         Combined          Combined
                                                  The Company        Guarantor     Non-Guarantor
December 31, 2006 (in thousands)                      (Parent)    Subsidiaries      Subsidiaries     Eliminations          Total
                                                  -----------     ------------      ------------     ------------          -----
                                Assets
Current Assets
  Cash and cash equivalents                          $ 35,918          $ 2,202           $44,083         $      -        $82,203
  Marketable securities                                   190                -                 -                -            190
  Trade receivables, net                                  651           15,888           248,667           (3,600)       261,606
  Installment receivables, net                              -            5,513             1,584                -          7,097
  Inventories, net                                     77,201           37,511            88,585           (1,541)       201,756
  Deferred income taxes                                 4,223              393             8,896                -         13,512
  Other current assets                                 26,353            8,764            55,477           (1,200)        89,394
                                                      -------          -------           -------          -------        -------
  Total Current Assets                                144,536           70,271           447,292           (6,341)       655,758
Investment in subsidiaries                          1,293,046          607,559                 -       (1,900,605)             -
Intercompany advances, net                            354,660          850,121           110,935       (1,315,716)             -
Other Assets                                           49,346           15,566             1,434                -         66,346
Other Intangibles                                       2,113           13,150            88,710                -        103,973
Property and Equipment, net                            65,016           11,550            97,379                -        173,945
Goodwill                                                    -           23,541           466,888                -        490,429
                                                      -------          -------           -------          -------        -------
  Total Assets                                      1,908,717       $1,591,758        $1,212,638      $(3,222,662)    $1,490,451
                                                    =========        =========         =========        =========      =========
                 Liabilities and Shareholders' Equity
Current Liabilities

  Accounts payable                                    $89,818          $12,095           $61,128         $      -      $ 163,041
  Accrued expenses                                     34,611           17,405           100,560           (4,800)       147,776
  Accrued income taxes                                 10,021               26             2,869                -         12,916
  Short-term debt and current maturities of long-term
    obligations                                        51,773                -            72,470                -        124,243
                                                      -------          -------           -------          -------        -------
  Total Current Liabilities                           186,223           29,526           237,027           (4,800)       447,976
Long-Term Debt                                        321,263               70           127,550                -        448,883
Other Long-Term Obligations                            53,044            2,040            53,144                -        108,228
Intercompany advances, net                            862,823          370,452            82,441       (1,315,716)             -
  Total Shareholders' Equity                          485,364        1,189,670           712,476       (1,902,146)       485,364
                                                      -------          -------           -------          -------        -------
  Total Liabilities and Shareholders' Equity       $1,908,717       $1,591,758         1,212,638      $(3,222,662)   $ 1,490,451
                                                    =========        =========         =========        =========      =========

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                                                                      Combined          Combined
Three month period ended                          The Company        Guarantor     Non-Guarantor
March 31, 2007 (in thousands)                         (Parent)    Subsidiaries      Subsidiaries     Eliminations          Total
                                                  -----------     ------------      ------------     ------------          -----
Net Cash Provided by Operating Activities           $(162,862)          $1,366          $143,153          $     -       $(18,343)
Investing Activities
  Purchases of property and equipment                    (653)            (287)           (2,810)               -         (3,750)
  Proceeds from sale of property and equipment              -                -               423                -            423
  Increase in other long-term assets                    1,080                -                 -                -          1,080
  Other                                                (3,133)              (1)            1,920                -         (1,214)
                                                      -------          -------           -------          -------        -------
  Net Cash Used for Investing Activities               (2,706)            (288)             (467)               -         (3,461)
Financing Activities
  Proceeds from revolving lines of credit,
    securitization facility and long-term
    borrowings                                        580,569                -           (70,253)               -        510,316
  Payments on revolving lines of credit,
    securitization facility and
    long-term borrowings                             (408,140)             (21)          (86,258)               -       (494,419)
  Payment of dividends                                   (399)               -                 -                -           (399)
  Payment of financing costs                          (19,784)               -                 -                -        (19,784)
                                                      -------          -------           -------          -------        -------
  Net Cash Provided by Financing Activities           152,246              (21)         (156,511)               -         (4,286)
Effect of exchange rate changes on cash                     -                -               791                -            791
Increase (decrease) in cash and cash equivalents      (13,322)           1,057           (13,034)               -        (25,299)
Cash and cash equivalents at beginning of period       35,918            2,202            44,083                -         82,203
                                                      -------          -------           -------          -------        -------
Cash and cash equivalents at end of period            $22,596           $3,259           $31,049            $   -        $56,904
                                                    =========        =========         =========        =========      =========

Three month period ended
March 31, 2006 (in thousands)
Net Cash Provided by Operating Activities              $3,738           $1,863            $2,928         $      -         $8,529
Investing Activities
  Purchases of property and equipment                  (2,590)            (193)           (2,226)               -         (5,009)
  Proceeds from sale of property and equipment              -                -                33                -             33
  Increase (decrease) in other investments             (7,871)          (3,000)                -           10,856            (15)
  Increase in other long-term assets                     (523)               -                 -                -           (523)
  Other                                                  (180)               -                36                -           (144)
                                                      -------          -------           -------          -------        -------
  Net Cash Required for Investing Activities          (11,164)          (3,193)           (2,157)          10,856         (5,658)
Financing Activities
  Proceeds from revolving lines of credit,
    securitization facility and long-term
    borrowings                                        129,641                -            15,514                -        145,155
  Payments on revolving lines of credit,
    securitization facility and long-term
    borrowings                                       (124,794)             (76)          (37,137)               -       (162,007)
  Proceeds from exercise of stock options               1,343                -                 -                -          1,343
  Payment of dividends                                   (397)               -                 -                -           (397)
  Capital contributions                                     -            3,020             7,836          (10,856)             -
                                                      -------          -------           -------          -------        -------
  Net Cash Provided by Financing Activities             5,793            2,944           (13,787)         (10,856)       (15,906)
Effect of exchange rate changes on cash                     -                -            (1,177)               -         (1,177)
Increase (decrease) in cash and cash equivalents       (1,633)           1,614           (14,193)               -        (14,212)
Cash and cash equivalents at beginning of period        7,270            1,046            17,308                -         25,624
                                                      -------          -------           -------          -------        -------
Cash and cash equivalents at end of period             $5,637           $2,660            $3,115          $     -        $11,412
                                                     =========       =========         =========        =========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K as furnished to the Securities and Exchange Commission on May 1, 2007.

OUTLOOK

The company continues to execute the numerous cost reduction initiatives previously communicated and as described further below. The company believes that the implementation of these initiatives will improve the company's operating margin and result in approximately $38 million of realized savings in 2007, including the $7 million already realized in the first quarter. The company anticipates restructuring charges of approximately $20 million in 2007 relating to these actions. Annualized savings from these initiatives implemented by the end of 2007 should approximate $56 million thereafter. The core initiatives are as follows:

     o Product line simplification. The company plans to simplify its product lines and pricing processes to reduce costs and improve service levels.

     o Improvement of gross margins and reduction of fixed costs through further product and sub-assembly outsourcing. The company expects to accelerate its outsourcing of commodity products and sub-assemblies. Asian sourcing is planned to double over the next three years.

     o Rationalization of facilities. Today, Invacare's primary manufacturing facilities consist of fourteen integrated fabrication plants and two assembly plants worldwide. Invacare will continue in its strategy to move from integrated fabrication plants to assembly plants worldwide. The company is finalizing plans to close and/or consolidate several locations worldwide beginning this year through 2009.

     o Standardization of product platforms. To further simplify and reduce production costs, as well as to leverage development and tooling investment, the company has begun the process of standardizing some of its product platforms globally.

Cost reduction remains the company's top priority. The competitive pricing conditions driven by reimbursement changes in the U.S. remain and Invacare expects approximately $30 million in net sales reductions in 2007 from the lower pricing. The company expects that the $38 million of cost reductions, which are heavily weighted to the second half of the year, will offset these impacts and result in improved profitability in the second half of the year. The company anticipates second quarter earnings to be sequentially improved from first quarter earnings excluding restructuring charges and debt finance costs associated with the company's debt refinancing which was completed during the quarter ended March 31, 2007. However, the company also anticipates second quarter earnings to be lower than second quarter earnings last year, excluding restructuring charges. For fiscal year 2007, the company expects growth in net sales of between 0% and 2%, excluding the impact of acquisitions and foreign currency; and anticipates operating cash flows of between $65 million and $75 million and net purchases of property, plant and equipment of approximately $25 million. The full year earnings are expected to be consistent with the previously announced guidance by the company in a press release issued on May 1, 2007.

As previously communicated, Medicare officially announced earlier this month the 10 Metropolitan Statistical Area test sites for U.S. competitive bidding.
Implementation has already begun with the scheduled effective date for competitive bid pricing in April 2008. Invacare has once again demonstrated its industry leadership by sponsorship of the Tanner Hobson bill introduced in the U.S. House of Representatives. This bill would ensure the continued participation of small providers in the supply chain of home medical products.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 2007 were $374,905,000, compared to $361,704,000 for the same period a year ago, representing a 4% increase. Foreign currency translation increased net sales by two percentage points while acquisitions increased net sales by one percentage point.

The company continued to be impacted during the quarter by the previously disclosed Medicare reimbursement changes in the U.S. related to power mobility devices which were effective in the fourth quarter of 2006. These changes significantly impacted the net sales of the company's North America/HME Operation as further described below.

North American/HME Operations

North American/HME (NA/HME) net sales decreased 6% for the quarter to $161,532,000 as compared to $171,694,000 for the same period a year ago while foreign currency and acquisitions did not impact results for the quarter. These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport) and Respiratory (oxygen concentrators, HomeFillTM transfilling systems, sleep apnea products, aerosol therapy and associated respiratory products). The decrease for the quarter was principally due to net sales decreases in Rehab and Respiratory products.

Rehab product line net sales declined by 9% due to Medicare reimbursement changes which drove competitive price reductions and a continued shift away from high-end options that normally drive higher average selling prices and margins. Standard product line net sales increased less than 1% and were driven by increased volumes, particularly in manual wheelchairs and patient aids, partially offset by pricing reductions. Respiratory product line net sales declined 13% due to lower pricing and reduced volumes on oxygen concentrators resulting from the loss of one customer and continued asset management programs by providers along with pricing declines in concentrators. However, HomeFillTM II oxygen system net sales increased for the quarter by 38% due to increased purchases from national and smaller providers. The company's HomeFill technology was granted increased reimbursement by Medicare late in 2006 with the change effective January 1, 2007. This improved reimbursement has further enhanced the cost advantage this technology offers our customers. As previously announced, a large national respiratory provider has launched a large-scale implementation in the first quarter of 2007.

Invacare Supply Group (ISG) Operations

ISG net sales for the quarter increased 12% to $61,676,000 compared to $55,085,000 last year driven by volume increases primarily in diabetic and incontinence products lines.

Institutional Products Group (IPG) Operations

IPG net sales for the quarter increased by 2% to $23,724,000 compared to $23,196,000 last year due to increased volumes in its core bed products, along with increases in other offerings such as seating products.

European Operations

European net sales increased 12% for the quarter to $107,030,000 as compared to $95,546,000 for the same period a year ago, with foreign currency accounting for eight percentage points of the net sales increase, while acquisitions did not impact results for the quarter. There was strong sales performance in most of the regions.

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

Asia/Pacific net sales increased 29% in the quarter to $20,943,000 from $16,183,000 in the first quarter of 2006 with acquisitions accounting for twenty-five percentage points of the net sales increase and foreign currency accounting for five percentage points of the net sales increase. Performance in this region continues to be negatively impacted by U.S. reimbursement uncertainty in the consumer power wheelchair market, resulting in decreased sales of microprocessor controllers by Invacare's New Zealand subsidiary.

GROSS PROFIT

Gross margin as a percentage of net sales for the first quarter was lower by 1.6 percentage points compared to last year's first quarter primarily due to competitive pricing pressures in the U.S. and an unfavorable change in product mix away from high- end options in the U.S. Rehab business. Excluding restructuring charges, the margin percentage also declined by 1.6 percentage points. As compared to the fourth quarter of last year, gross margins as a percentage of sales improved by .7 of a percentage point driven by the cost reduction initiatives. Excluding restructuring charges, the margin percentage improved by .2 of a percentage point.

Comparing gross margins as a percentage of net sales in the first quarter of 2007 to the first quarter of 2006, NA/HME margins declined to 28.1% compared with 31.5%, principally due to reduced volumes of higher margin product, largely as a result of government reimbursement uncertainties primarily in Rehab and

Respiratory products and to a lesser extent by pricing reductions in Standard products. ISG gross margins decreased by .6 of a percentage point due to sales increases in lower margin products (diabetic and incontinence). IPG gross margins declined by .8 of a percentage point primarily due to increased new product development investments, higher freight and reduced manufacturing absorption. The company has announced the closure of its case good manufacturing facility in St. Louis with consolidation of these activities into the company's other existing manufacturing locations. European gross margin as a percentage of net sales decreased by .8 of a percentage point due to pricing reductions and increased freight costs partially offset by continued cost reduction activities. Asia/Pacific gross margin increased by 9.7 percentage points, largely due to cost reductions initiatives in the region as well as higher than average margins achieved by the businesses acquired in the fourth quarter of last year.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense as a percentage of net sales for the three months ended March 31, 2007 was 23.4% compared to 23.1% for the same period a year ago. The dollar increase was $4,159,000, or 5.0% for the first quarter of the year. Acquisitions increased the first three months expenses by $1,402,000, while foreign currency translation increased these expenses by $1,922,000 in the quarter compared to the same period a year ago. Excluding the impact of foreign currency translation and acquisitions, selling, general and administrative expense increased 1.0% for the quarter compared to the same period a year ago.

North American/HME SG&A cost increased $481,000, or .9%, for the quarter compared to the same period a year ago. Acquisitions did not impact spending while foreign currency translation decreased costs by approximately 0.1%. The increase in spending was primarily attributable to higher distribution and commission costs, the amortization of bank fees related to the company's debt refinancing, and higher stock option expense in the first quarter of 2007 compared to the first quarter of 2006, which had lower expense due to the acceleration of vesting for most stock options at the end of 2005.

Invacare Supply Group SG&A expense increased $511,000, or 9.2% for the quarter compared to the same period a year ago due to higher spending incurred to drive future growth.

Institutional Products Group SG&A expense increased $496,000, or 14.1%, for the quarter compared to the same period a year ago due to an increase in sales and marketing spending.

European SG&A expense increased $1,660,000, or 6.4%, for the quarter compared to the same period a year ago. While acquisitions did not impact the results, foreign currency translation increased SG&A by $1,769,000 or 6.8%.

Asia/Pacific SG&A expense increased $2,018,000, or 55.3%, for the quarter compared to the same period a year ago. For the quarter, foreign currency translation increased SG&A expense by $218,000, or 6.0%, while acquisitions contributed $1,403,000 or 38.5%. SG&A expense excluding acquisitions and foreign currency translation increased $398,000 or 10.9%.

CHARGE RELATED TO RESTRUCTURING ACTIVITIES

Previously,   the  company  announced  multi-year  cost  reductions  and  profit improvement actions, which included: reducing global headcount, outsourcing improvements utilizing the company's China manufacturing capability and third parties, shifting substantial resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy, general expense reductions, and exiting four facilities.

The restructuring was necessitated by the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations.

To date, the company has made substantial progress on its restructuring activities, including exiting four facilities and eliminating approximately 650 positions through March 31, 2007, including 50 positions in the first quarter of 2007. Restructuring charges of $3,269,000 were incurred in the first quarter of 2007, of which $117,000 is recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Earnings as part of operations.

The restructuring charges included charges of $2,430,000 in North America/HME, $43,000 in the Invacare Supply Group, $4,000 in the Institutional Products Group, $786,000 in Europe and $6,000 in Asia/Pacific. Of the total charge incurred to date, $5,164,000 remained unpaid as of March 31, 2007 with $2,295,000 unpaid related to NA/HME; $94,000 unpaid related to ISG; $4,000 unpaid related to IPG; $2,648,000 unpaid related to Europe; and $123,000 unpaid related to Asia Pacific. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through March 31, 2007 during 2007. With additional actions to be undertaken during the remainder of 2007, the company anticipates recognizing restructuring charges of approximately $20,000,000 for the year pre-tax.

CHARGES, INTEREST AND FEES ASSOCIATED WITH DEBT REFINANCING

As a result of the company's refinancing completed in the first quarter, the company incurred one-time make whole payments to the previous holders of senior notes and incremental interest totaling $10,900,00 and wrote-off costs previously capitalized related to the old debt structure of $2,500,000.

INTEREST

Interest expense increased $2,648,000 for the first quarter of 2007 compared to the same period last year, primarily due to increases in interest rates and higher debt levels. Interest income for the first quarter of 2007 decreased $126,000, compared to the same period last year, primarily due to extended financing terms provided to our customers.

INCOME TAXES

The company had an effective tax rate of (15.9%) for the three-month period compared with 30.0% for the same period a year ago. The effective tax rate declined due to a change in estimate in the mix of earnings and permanent deductions. The company's effective tax rate differs from the U.S. federal statutory rate primarily due to losses with no corresponding tax benefits and a valuation reserve recorded against domestic deferred tax assets reduced by tax credits and earnings abroad being taxed at rates lower than the U.S. federal statutory rate. The change in the effective rate for the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006 is primarily due to domestic losses without benefit as a result of valuation reserves.

LIQUIDITY AND CAPITAL RESOURCES

The company's reported level of debt increased by $28,773,000 from December 31, 2006 to $601,899,000 at March 31, 2007, as the company completed its debt refinancing transactions in February 2007.

The company's borrowing arrangements contain covenants with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company's bank agreements and agreements with its note holders. As of March 31, 2007, the company was in compliance with all covenant requirements. Under the most restrictive covenant of the company's borrowing arrangements, the company has the capacity to borrow up to an additional $90,900,000 as of March 31, 2007.

CAPITAL EXPENDITURES

The company had no individually material capital expenditure commitments outstanding as of March 31, 2007. The company estimates that capital investments for 2007 will approximate $25,000,000 as compared to $21,789,000 in 2006. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows used by operating activities were $18,343,000 for the first three months of 2007 compared to cash provided of $8,529,000 in the first three months of 2006. The decrease in operating cash flows for the first three months of 2007 compared to the same period a year ago was primarily the result of lower earnings along with declines in payables and accrued expenses as the balances at the end of 2006 were higher than normal due to the company's refinancing efforts which were then in process. In addition, accelerated interest payments were made in the first quarter of 2007 as a result of the debt refinancing which negatively impacted operating cash flows.

Cash used for investing activities was $3,461,000 for the first three months of 2007 compared to $5,658,000 in the first three months of 2006. The decrease in cash used for investing activities is primarily the result of a decrease in the purchases of property, plant and equipment in the first three months of 2007 compared to the first three months of 2006.

Cash required by financing activities was $4,286,000 for the first three months of 2007 compared to $15,906,000 in the first three months of 2006. Financing activities for the first three months of 2007 were impacted by the new debt recapitalization, which increased debt levels, but also resulted in the payment of associated financing costs.

During the first three months of 2007, the company used free cash flow of $17,299,000 compared to generating free cash flow of $6,330,000 in the first three months of 2006. The decrease was primarily attributable to the same items as noted above which impacted operating cash flows. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including, for example, acquisitions). However, it should be noted that the company's definition of free cash flow may not be comparable to similar measures disclosed by other companies because not all companies calculate free cash flow in the same manner.

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                           2007          2006
                                                         ------         ------
Net cash (used) provided by operating activities       $(18,343)       $ 8,529
Net cash impact related to restructuring activities       4,371          2,777
Less:  Purchases of property and equipment - net         (3,327)        (4,976)
                                                        -------        -------
  Free Cash Flow                                       $(17,299)       $ 6,330
                                                        =======        =======

DIVIDEND POLICY

On February 9, 2007, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of April 3, 2007, which was paid on April 11, 2007. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

CRITICAL ACCOUNTING POLICIES

The Consolidated Financial Statements included in this Quarterly Report on Form 10-Q includes accounts of the company, all majority-owned subsidiaries and a variable interest entity for which the company is the primary beneficiary. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes. In preparing the financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

The following critical accounting policies, among others, affect the more significant judgments and estimates used in preparation of the company's consolidated financial statements.

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

Distributed products sold by the company are accounted for in accordance with Emerging Issues Task Force, or "EITF" No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. The company records distributed product sales gross as a principal since the company takes title to the products and has the risks of loss for collections, delivery and returns.

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

Goodwill, Intangible and Other Long-Lived Assets
Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company completes its annual impairment tests in the fourth quarter of each year. Interest rates have a significant impact upon the discounted cash flow methodology utilized in its annual impairment testing. Increasing interest rates decrease the fair value estimates used in our testing.

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

Accounting for Stock-Based Compensation
Effective January 1, 2006, the company adopted Statement of Financial Accounting Standard No. 123 (Revised 2004), Share Based Payment ("SFAS 123R") using the modified prospective application method. Under the modified prospective method, compensation cost was recognized for: (1) all stock-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value calculated in accordance with SFAS 123R, and (2) all stock-based payments granted prior to, but not vested as of, January 1, 2006 based upon grant-date fair value previously calculated for previously presented pro forma footnote disclosures in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation.

Upon adoption of SFAS 123R, the company did not make any other modifications to the terms of any previously granted options. However, the terms of new awards granted have been modified so that the vesting periods are deemed to be substantive for those who may be retiree eligible. No changes were made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of March 31, 2007, there was $16,558,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested shares, and includes
$3,306,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant and restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods.

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

The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation the company did not recognize an adjustment in the liability for unrecognized income tax benefits. As of the adoption date the company had $8.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

The company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. As of the adoption date the company had $2 million of accrued interest related to uncertain tax positions.

The company files tax returns in numerous jurisdictions around the world. Most tax returns for years after 2002 are open for examination, including the domestic return, and in certain circumstances selective returns in earlier years are also open for examination.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on March 31, 2007 debt levels, a 1% change in interest rates would impact interest expense by approximately $2,801,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q  contains  forward-looking  statements  within the meaning of the
"Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Terms such as "will," "should," "plan," "intend," "expect," "continue," "forecast", "believe," "anticipate" and "seek," as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: possible adverse effects of being substantially leveraged, which could impact our ability to raise capital, limit our ability to react to changes in the economy or our industry or expose us to interest rate risks; changes in government and other third-party payor reimbursement levels and practices; consolidation of health care customers and our competitors; ineffective cost reduction and restructuring efforts; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; extensive government regulation of our products; lower cost imports; increased freight costs; failure to comply with regulatory requirements or receive regulatory clearance or approval for our products or operations in the United States or abroad; potential product recalls; uncollectible accounts receivable; difficulties in implementing a new Enterprise Resource Planning system; legal actions or regulatory proceedings and governmental investigations; product liability claims; inadequate patents or other intellectual property protection; incorrect assumptions concerning demographic trends that impact the market for our products; provisions in our bank credit agreements or other debt instruments that may prevent or delay a change in control; the loss of the services of our key management and personnel; decreased availability or increased costs of raw materials could increase our costs of producing our products; inability to acquire strategic acquisition candidates because of limited financing alternatives; risks inherent in managing and operating businesses in many different foreign jurisdictions; exchange rate fluctuations, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

The information called for by this item is provided under the same caption under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

As of March 31, 2007, an evaluation was performed, under the supervision and with the participation of the company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company's disclosure controls and procedures were effective as of March 31, 2007, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (2) accumulated and communicated to the company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1A.  Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the quarter ended March 31, 2007, there were no common shares surrendered to the company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the company's 2003 Performance Plan.

On August 17, 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares. To date, the company has purchased 637,100 shares with authorization remaining to purchase 1,362,900 more shares. The company purchased no shares pursuant to this Board authorized program during the first quarter of 2007.

Item 6. Exhibits.

                    Exhibit   No.
                    -------------
                    31.1  Chief  Executive   Officer  Rule   13a-14(a)/15d-14(a)
                    Certification (filed herewith).

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

Date:  May 9, 2007