Form 10-Q
period 2007-06-30
INVACARE CORP
filed 2007-08-08
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2007

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from            to

Commission File Number  001-15103

INVACARE CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	95-2680965
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No)

One Invacare Way, P.O. Box 4028, Elyria, Ohio	44036
(Address of principal executive offices)	(Zip Code)

(440) 329-6000
(Registrant's telephone number, including area code)

_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One).   Large accelerated filer   X     Accelerated filer          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No     X

As of August 6, 2007, the company had 30,857,451 Common Shares and 1,110,565 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$35,546	$82,203
Marketable securities	274	190
Trade receivables, net	264,322	261,606
Installment receivables, net	9,973	7,097
Inventories, net	197,144	201,756
Deferred income taxes	13,365	13,512
Other current assets	70,478	89,394
TOTAL CURRENT ASSETS	591,102	655,758

OTHER ASSETS	84,888	67,443
OTHER INTANGIBLES	100,739	102,876
PROPERTY AND EQUIPMENT, NET	167,491	173,945
GOODWILL	506,640	490,429
TOTAL ASSETS	$1,450,860	$1,490,451

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$139,229	$163,041
Accrued expenses	133,354	147,776
Accrued income taxes	1,861	12,916
Short-term debt and current maturities of long-term obligations	5,161	124,243
TOTAL CURRENT LIABILITIES	279,605	447,976

LONG-TERM DEBT	565,721	448,883
OTHER LONG-TERM OBLIGATIONS	116,528	108,228
SHAREHOLDERS' EQUITY
Preferred shares	-	-
Common shares	8,013	8,013
Class B common shares	278	278
Additional paid-in-capital	144,945	143,714
Retained earnings	258,502	276,750
Accumulated other comprehensive earnings	119,987	99,188
Treasury shares	(42,719)	(42,579)
TOTAL SHAREHOLDERS' EQUITY	489,006	485,364
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,450,860	$1,490,451

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Operations - (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2007	2006	2007	2006
Net sales	$393,267	$371,764	$768,172	$733,468
Cost of products sold	283,321	266,199	559,170	526,607
Gross profit	109,946	105,565	209,002	206,861
Selling, general and administrative expense	93,851	88,369	181,617	171,976
Charge related to restructuring activities	1,661	2,840	4,813	5,997
Charges, interest and fees associated with debt refinancing	8	-	13,381	-
Interest expense	11,770	8,224	22,113	15,919
Interest income	(523)	(716)	(997)	(1,316)
Earnings (loss) before income taxes	3,179	6,848	(11,925)	14,285
Income taxes	3,125	1,895	5,525	4,125
NET EARNINGS (LOSS)	$54	$4,953	$(17,450)	$10,160
DIVIDENDS DECLARED PER COMMON SHARE	.0125	.0125	.0250	.0250
Net earnings (loss) per share – basic	$0.00	$0.16	$(0.55)	$0.32
Weighted average shares outstanding - basic	31,838	31,789	31,832	31,760
Net earnings (loss) per share – assuming dilution	$0.00	$0.15	$(0.55)	$0.32
Weighted average shares outstanding - assuming dilution	31,844	32,113	31,832	32,155

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows - (unaudited)
	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES	(In thousands)
Net earnings (loss)	$(17,450)	$10,160
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Debt finance charges, interest and fees associated with debt refinancing	13,381	-
Depreciation and amortization	21,880	19,096
Provision for losses on trade and installment receivables	4,100	4,224
Provision for other deferred liabilities	1,371	1,919
Provision for deferred income taxes	1,583	1,790
Gain on disposals of property and equipment	281	558
Changes in operating assets and liabilities:
Trade receivables	(2,299)	3,591
Installment sales contracts, net	(4,192)	(2,569)
Inventories	7,874	(9,632)
Other current assets	21,126	(992)
Accounts payable	(25,061)	6,239
Accrued expenses	(25,188)	(10,909)
Other deferred liabilities	336	1,338
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(2,258)	24,813

INVESTING ACTIVITIES
Purchases of property and equipment	(7,770)	(9,789)
Proceeds from sale of property and equipment	462	63
Other long term assets	(187)	62
Other	(1,590)	(912)
NET CASH USED FOR INVESTING ACTIVITIES	(9,085)	(10,576)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	550,940	430,840
Payments on revolving lines of credit, securitization facility and long-term debt and capital lease obligations	(566,215)	(468,507)
Proceeds from exercise of stock options	-	1,835
Payment of financing costs	(20,384)	-
Payment of dividends	(798)	(795)
NET CASH USED BY FINANCING ACTIVITIES	(36,457)	(36,627)
Effect of exchange rate changes on cash	1,143	(2,500)
Decrease in cash and cash equivalents	(46,657)	(24,890)
Cash and cash equivalents at beginning of period	82,203	25,624
Cash and cash equivalents at end of period	$35,546	$734

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated
Financial Statements
(Unaudited)
June 30, 2007

Nature of Operations - Invacare Corporation is the world’s leading manufacturer and distributor in the $8.0 billion worldwide market for medical equipment used in the home based upon its distribution channels, breadth of product line and net sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care, retail and extended care markets.

Principles of Consolidation - The consolidated financial statements include the accounts of the company, its majority owned subsidiaries and a variable interest entity for which the company is the primary beneficiary. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company’s financial statements. All significant intercompany transactions are eliminated.

Reclassifications - Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the presentation used for the period ended June 30, 2007.

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Business Segments - The company operates in five primary business segments:  North America / Home Medical Equipment (“NA/HME”), Invacare Supply Group, Institutional Products Group, Europe and Asia/Pacific.  The five reportable segments represent operating groups, which offer products to different geographic regions.

The NA/HME segment sells each of three primary product lines, which includes: standard, rehab and respiratory products. Invacare Supply Group sells branded medical supplies including ostomy, incontinence, diabetic, wound care, urology and miscellaneous home medical products as well as home medical equipment aids for daily living.  The Institutional Products Group sells health care furnishings including beds, case goods and patient handling equipment for the long-term care market as well as accessory products. Europe and Asia/Pacific sell the same product lines with the exception of distributed products. Each business segment may sell to the home health care, retail and extended care markets.

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

The information by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues from external customers
North America / HME	$166,351	$171,198	$327,883	$342,892
Invacare Supply Group	62,696	56,165	124,372	111,250
Institutional Products Group	21,746	22,743	45,470	45,939
Europe	119,213	104,687	226,243	200,233
Asia/Pacific	23,261	16,971	44,204	33,154
Consolidated	$393,267	$371,764	$768,172	$733,468
Intersegment Revenues
North America / HME	$11,098	$11,736	$22,389	$25,808
Invacare Supply Group	35	68	121	81
Europe	2,496	2,906	4,904	5,675
Asia/Pacific	7,409	9,256	13,498	17,282
Consolidated	$21,038	$23,966	$40,912	$48,846
Charge related to restructuring before income taxes
North America / HME	$381	$2,034	$2,811	$4,840
Invacare Supply Group	(29)	-	14	-
Institutional Products Group	5	-	9	25
Europe	1,155	1,100	1,941	1,438
Asia/Pacific	277	482	283	766
Consolidated	$1,789	$3,616	$5,058	$7,069
Earnings (loss) before income taxes
North America / HME	$2,341	$6,190	$(567)	$12,468
Invacare Supply Group	556	1,447	1,611	2,786
Institutional Products Group	538	952	1,133	2,505
Europe	6,596	5,941	10,520	9,633
Asia/Pacific	(909)	(1,967)	(2,019)	(3,365)
All Other *	(5,943)	(5,715)	(22,603)	(9,742)
Consolidated	$3,179	$6,848	$(11,925)	$14,285

“All Other” consists of unallocated corporate selling, general and administrative costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments.  In addition, the “All Other” earnings (loss) before income taxes for the first half of 2007 includes debt finance charges, interest and fees associated with debt refinancing.

Net Earnings Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Basic
Average common shares outstanding	31,838	31,789	31,832	31,760

Net earnings (loss)	$54	$4,953	$(17,450)	$10,160

Net earnings (loss) per common share	$.00	$.16	$(.55)	$.32

Diluted
Average common shares outstanding	31,838	31,789	31,832	31,760
Stock options and awards	6	324	-	395
Average common shares assuming dilution	31,844	32,113	31,832	32,155

Net earnings (loss)	$54	$4,953	$(17,450)	$10,160

Net earnings (loss) per common share	$.00	$.15	$(.55)	$.32

At June 30, 2007, 3,933,034 shares were excluded from the average common shares assuming dilution for the three months ended June 30, 2007 as they were anti-dilutive while all of the company’s shares associated with stock options were anti-dilutive for the six months ended June 30, 2007 because of the company’s net loss in the first half of the year.  At June 30, 2006, 2,452,771 and 2,467,175 shares were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2006, respectively, as they were anti-dilutive.  For the three months ended June 30, 2007, the majority of the anti-dilutive shares were granted at exercise prices of $41.87 which was higher than the average fair market value prices of $18.25.  For the three and six months ended June 30, 2006, the majority of the anti-dilutive shares were granted at an exercise price of $41.87 which was higher than the average fair market value prices of $28.80 and $30.46, respectively.

Concentration of Credit Risk - The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. Prior to December 2000, the company financed equipment to certain customers for periods ranging from 6 to 39 months. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a limited recourse obligation ($38,343,000 at June 30, 2007) to DLL for events of default under the contracts (total balance outstanding of $100,612,000 at June 30, 2007). FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability for this guarantee obligation within accrued expenses. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with SFAS No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

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

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2006 to June 30, 2007 was entirely the result of foreign currency translation.

All of the company’s other intangible assets have definite lives and are amortized over their useful lives, except for $33,835,000 related to trademarks, which have indefinite lives.

As of June 30, 2007 and December 31, 2006, other intangibles consisted of the following (in thousands):

	June 30, 2007		December 31, 2006
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$72,123	$17,736	$71,106	$14,373
Trademarks	33,835	-	33,034	-
License agreements	4,560	4,247	4,489	3,821
Developed technology	6,897	1,178	6,819	940
Patents	6,771	4,080	6,631	3,869
Other	8,490	4,696	8,005	4,205
	$132,676	$31,937	$130,084	$27,208

Amortization expense related to other intangibles was $4,391,000 in the first half of 2007 and is estimated to be $8,453,000 in 2008, $8,132,000 in 2009, $7,967,000 in 2010, $7,529,000 in 2011 and $7,128,000 in 2012.

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

The company consolidates NeuroControl, a company whose product is focused on the treatment of post-stroke shoulder pain in the United States. Certain of the company’s officers and directors (or their affiliates) have small minority equity ownership positions in NeuroControl. Based on the provisions of FIN 46 and the company’s analysis, the company determined that it was the primary beneficiary of this VIE as of January 1, 2005 due to the company’s board of directors’ approval of additional funding for the VIE in 2005. Accordingly, the company has consolidated this investment on a prospective basis since January 1, 2005 and recorded an intangible asset for patented technology of $7,003,000. The other beneficial interest holders have no recourse against the company.

In the fourth quarter of 2006, the company’s board of directors made a decision to no longer fund the cash needs of NeuroControl.  Based upon that decision, NeuroControl’s directors decided to commence a liquidation process and cease operations. Therefore, funding of this investment ceased on December 31, 2006. As a result of this decision, the company established a valuation reserve related to the NeuroControl intangible asset of $5,601,000 to fully reserve against the patented technology intangible as it was deemed to be impaired.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based compensation expense recognized as part of selling, general and administrative expense	$467	$307	$1,077	$575

The 2007 and 2006 amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan.  Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company’s Business Segment Note to the Consolidated Financial Statements.

Stock Incentive Plans - The 2003 Performance Plan (the “2003 Plan”) allows the Compensation, Management Development and Corporate Governance Committee of the Board of Directors (the “Committee”) to grant up to 3,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock).  The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards.  During the first half of 2007, the Committee granted 13,500 non-qualified stock options for a term of ten years at the fair market value of the company’s Common Shares on the date of grant under the 2003 Plan.

Under the terms of the company’s outstanding restricted stock awards, all of the shares granted vest ratably over the four years after the grant date.  Compensation expense of $650,000 was recognized in the first half of 2007 and as of June 30, 2007, outstanding restricted stock awards totaling 124,377 were not yet vested.  There were no restricted stock awards granted in the first half of 2007.

Stock option activity during the six months ended June 30, 2007 was as follows:

	2007	Weighted Average Exercise Price
Options outstanding at January 1	4,724,651	$30.68
Granted	13,500	19.82
Exercised	-	-
Canceled	(425,185)	28.81
Options outstanding at June 30	4,312,966	$30.83

Options price range at June 30	$16.03 to
	$47.80
Options exercisable at June 30	3,841,189
Options available for grant at June 30*	1,875,638

* Options available for grant as of June 30, 2007 reduced by net restricted stock award activity of 241,649.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
	Number Outstanding	Average Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Prices	At 6/30/07	Contractual Life	Exercise Price	At 6/30/07	Exercise Price
$16.03 - $23.69	1,749,928	3.7 years	$22.18	1,337,851	$22.10
$24.43 - $36.40	1,186,308	4.7	$31.12	1,126,608	$31.12
$37.70 - $47.80	1,376,730	7.2	$41.59	1,376,730	$41.59
Total	4,312,966	5.1	$30.83	3,841,189	$31.73

The stock options awarded become exercisable over a four-year vesting period whereby options vest in equal installments each year.  Options granted with graded vesting are accounted for as single options.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2007
Expected dividend yield	2.47%
Expected stock price volatility	28.7%
Risk-free interest rate	4.82%
Expected life (years)	3.7

The assumed expected life is based on the company’s historical analysis of option history.  The expected stock price volatility is also based on actual historical volatility, and expected dividend yield is based on historical dividends as the company has no current intention of changing its dividend policy.

The weighted-average fair value of options granted during the first half of 2007 was $5.59.  The 2003 Plan provides that shares granted come from the company’s authorized but unissued Common Shares or treasury shares.  In addition, the company’s stock-based compensation plans allow participants to exchange shares for withholding taxes, which results in the company acquiring treasury shares.

As of June 30, 2007, there was $5,999,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the company’s plans, which is related to non-vested shares, and includes $2,861,000 related to restricted stock awards.  The company expects the compensation expense to be recognized over approximately 4 years.

Warranty Costs - Generally, the company’s products are covered by warranties against defects in material and workmanship for periods up to six years from the date of sale to the customer.  Certain components carry a lifetime warranty.  A provision for estimated warranty cost is recorded at the time of sale based upon actual experience.  The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed.  Historical analysis is primarily used to determine the company’s warranty reserves.  Claims history is reviewed and provisions are adjusted as needed.  However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision.  No material adjustments to warranty reserves were necessary in the first half of 2007.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2007	$15,165
Warranties provided during the period	5,797
Settlements made during the period	(4,873)
Changes in liability for pre-existing warranties during the period, including expirations	416
Balance as of June 30, 2007	$16,505

Charge Related to Restructuring Activities - Previously, the company announced multi-year cost reductions and profit improvement actions, which included: reducing global headcount, outsourcing improvements utilizing the company’s China manufacturing capability and third parties, shifting substantial resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy, general expense reductions and exiting manufacturing and distribution facilities.  The restructuring was necessitated by the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations.

To date, the company has made substantial progress on its restructuring activities, including exiting manufacturing and distribution facilities and eliminating approximately 770 positions through June 30, 2007, including 180 positions in the first half of 2007.  Restructuring charges of $5,058,000 and $7,069,000 were incurred in the first six months of 2007 and 2006, respectively, of which $245,000 and $1,072,000, respectively, were recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.  There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through June 30, 2007 during 2007.

A progression of the accruals by segment recorded as a result of the restructuring is as follows (in thousands):

	Balance at 12/31/06	Accruals (Reversals)	Payments	Balance at 6/30/07
North America/HME
Severance	$1,359	$2,794	$(3,205)	$948
Contract terminations	557	(111)	(52)	394
Product line discontinuance	2,037	128	(2,165)	-
Total	$3,953	$2,811	$(5,422)	$1,342
Invacare Supply Group
Severance	$166	$14	$(176)	$4
Institutional Products Group
Severance	$-	$9	$(9)	$-
Europe
Severance	$3,734	$251	$(3,287)	$698
Product line discontinuance	-	117	(117)	-
Other	-	1,573	(1,471)	102
Total	$3,734	$1,941	$(4,875)	$800
Asia/Pacific
Severance	$-	$146	$(146)	$-
Contract terminations	122	6	(5)	123
Other	-	131	(123)	8
Total	$122	$283	$(274)	$131
Consolidated
Severance	$5,259	$3,214	$(6,823)	$1,650
Contract terminations	679	(105)	(57)	517
Product line discontinuance	2,037	245	(2,282)	-
Other	-	1,704	(1,594)	110
Total	$7,975	$5,058	$(10,756)	$2,277

Comprehensive Earnings (loss) - Total comprehensive earnings were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings (loss)	$54	$4,953	$(17,450)	$10,160
Foreign currency translation gain	21,892	40,558	25,750	39,770
Unrealized gain (loss) on available for sale securities	3	(60)	54	(38)
SERP/DBO amortization of prior service costs and unrecognized losses	461	-	1,404	-
Current period unrealized gain (loss) on cash flow hedges	(5,188)	11	(6,409)	1,094
Total comprehensive earnings	$17,222	$45,462	$3,349	$50,986

Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):
	June 30, 2007	December 31, 2006
Raw materials	$62,351	$66,718
Work in process	17,688	16,715
Finished goods	117,105	118,323
	$197,144	$201,756

Property and Equipment - Property and equipment consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Machinery and equipment	$282,839	$276,062
Land, buildings and improvements	88,349	86,544
Furniture and fixtures	28,408	29,609
Leasehold improvements	16,077	15,943
	415,673	408,158
Less allowance for depreciation	(248,182)	(234,213)
	$167,491	$173,945

Acquisitions– In the first six months of 2007, the company made no acquisitions.  On September 9, 2004 the company acquired 100% of the shares of WP Domus GmbH (Domus), a European-based holding company that manufactures several complementary product lines to Invacare’s product lines, including power add-on products, bath lifts and walking aids, from WP Domus LLC. Domus has three divisions: Alber, Aquatec and Dolomite.  In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the company previously recorded accruals for severance and exit costs for facility closures and contract terminations.

A progression of the accruals recorded in the purchase price allocation is as follows (in thousands):
	Severance	Exit of Product Lines	Sales Agency Terminations
Balance at 1/1/05	$561	$-	$-
Additional accruals	4,445	897	612
Payments	(1,957)	-	(612)
Balance at 12/31/05	3,049	897	-
Adjustments	(1,285)	(897)	-
Payments	(566)	-	-
Balance at 12/31/06	1,198	-	-
Adjustments	20	-	-
Payments	-	-	-
Balance at 6/30/07	$1,218	$-	$-

The adjustments for the first half of 2007 represent the impact of currency translation.  The company anticipates the majority of the remaining reserves to be utilized in 2007.

Income Taxes - The company had an effective tax rate of 98.3% and (46.3%) for the three and six month periods ended June 30, 2007 compared with 27.7% and 28.9% for the same periods a year ago.  The company’s effective tax rate differs from the U.S. federal statutory rate primarily due to losses with no corresponding tax benefits as a result of a valuation reserve recorded against domestic deferred tax assets reduced by tax credits and earnings abroad being taxed at rates lower than the U.S. federal statutory rate.  The change in the effective rate for the three and six-month periods ended June 30, 2007 compared to the three and six-month periods ended June 30, 2006 is primarily due to domestic losses without benefit as a result of valuation reserves.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance regarding derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation the company did not recognize an adjustment in the liability for unrecognized income tax benefits.  As of the adoption date, the company had $8.8 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized.  The company continues to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of the adoption date the company had $2 million of accrued interest related to uncertain tax positions.

The company files tax returns in numerous jurisdictions around the world.  Most tax returns for years after 2002 are open for examination, including the domestic return, and in certain circumstances selective returns in earlier years are also open for examination.

Supplemental Guarantor Information - Effective February 12, 2007, substantially all of the domestic subsidiaries (the “Guarantor Subsidiaries”) of the company became guarantors of the indebtedness of Invacare Corporation under its 9 ¾% Senior Notes due 2015 (the “Senior Notes”) with an aggregate principal amount of $175,000,000 and under its 4.125% Convertible Senior Subordinated Debentures due 2027 (the “Debentures”) with an aggregate principal amount of $135,000,000.  The majority of the company’s subsidiaries are not guaranteeing the indebtedness of the Senior Notes or Debentures (the “Non-Guarantor Subsidiaries”).  Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest related to the Senior Notes and to the Debentures and each of the Guarantor Subsidiaries are directly or indirectly wholly-owned subsidiaries of the company.

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

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
(in thousands) Three month period ended June 30, 2007	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$81,158	$156,578	$169,949	$(14,418)	$393,267
Cost of products sold	62,516	123,157	112,118	(14,470)	283,321
Gross Profit	18,642	33,421	57,831	52	109,946
Selling, general and administrative expenses	29,204	25,347	39,300	-	93,851
Charge related to restructuring activities	155	(29)	1,535	-	1,661
Debt finance charges, interest and fees associated with debt refinancing	(8)	-	16	-	8
Income (loss) from equity investee	18,341	7,377	(1,133)	(24,585)	-
Interest expense - net	7,252	320	3,675	-	11,247
Earnings (loss) before Income Taxes	380	15,160	12,172	(24,533)	3,179
Income taxes	326	315	2,484	-	3,125
Net Earnings (loss)	$54	$14,845	$9,688	$(24,533)	$54

Three month period ended June 30, 2006
Net sales	$85,046	$153,749	$149,696	$(16,727)	$371,764
Cost of products sold	63,652	119,513	99,572	(16,538)	266,199
Gross Profit	21,394	34,236	50,124	(189)	105,565
Selling, general and administrative expenses	26,079	33,044	29,246	-	88,369
Charge related to restructuring activities	1,789	107	944	-	2,840
Income (loss) from equity investee	13,609	5,148	10,787	(29,544)	-
Interest expense - net	4,161	2,074	1,273	-	7,508
Earnings (loss) before Income Taxes	2,974	4,159	29,448	(29,733)	6,848
Income taxes (benefit)	(1,979)	862	3,012	-	1,895
Net Earnings (loss)	$4,953	$3,297	$26,436	$(29,733)	$4,953

Six month period ended June 30, 2007
Net sales	$156,610	$315,532	$324,329	$(28,299)	$768,172
Cost of products sold	122,579	250,666	214,358	(28,433)	559,170
Gross Profit	34,031	64,866	109,971	134	209,002
Selling, general and administrative expenses	54,425	53,071	74,121	-	181,617
Charge related to restructuring activities	2,450	14	2,349	-	4,813
Debt finance charges, interest and fees associated with debt refinancing	13,334	-	47	-	13,381
Income (loss) from equity investee	33,075	11,000	(4,288)	(39,787)	-
Interest expense - net	13,891	744	6,481	-	21,116
Earnings (loss) before Income Taxes	(16,994)	22,037	22,685	(39,653)	(11,925)
Income taxes	456	540	4,529	-	5,525
Net Earnings (loss)	$(17,450)	$21,497	$18,156	$(39,653)	$(17,450)

Six month period ended June 30, 2006
Net sales	$170,567	$309,639	$288,606	$(35,344)	$733,468
Cost of products sold	127,450	240,915	193,437	(35,195)	526,607
Gross Profit	43,117	68,724	95,169	(149)	206,861
Selling, general and administrative expenses	52,242	56,229	63,505	-	171,976
Charge related to restructuring activities	3,531	125	2,341	-	5,997
Income (loss) from equity investee	26,856	9,018	11,044	(46,918)	-
Interest expense - net	7,305	4,614	2,684	-	14,603
Earnings (loss) before Income Taxes	6,895	16,774	37,683	(47,067)	14,285
Income taxes (benefit)	(3,265)	862	6,528	-	4,125
Net Earnings (loss)	$10,160	$15,912	$31,155	$(47,067)	$10,160

CONSOLIDATING CONDENSED BALANCE SHEETS
(in thousands) June 30, 2007	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$14,408	$2,416	$18,722	$-	$35,546
Marketable securities	274	-	-	-	274
Trade receivables, net	106,624	53,614	105,884	(1,800)	264,322
Installment receivables, net	-	7,713	2,260	-	9,973
Inventories, net	71,002	34,895	92,603	(1,356)	197,144
Deferred income taxes	4,373	394	8,598	-	13,365
Other current assets	24,526	8,967	36,985	-	70,478
Total Current Assets	221,207	107,999	265,052	(3,156)	591,102
Investment in subsidiaries	1,291,838	607,141	-	(1,898,979)	-
Intercompany advances, net	349,042	803,088	36,332	(1,188,462)	-
Other Assets	67,215	15,766	1,907	-	84,888
Other Intangibles	1,063	12,211	87,465	-	100,739
Property and Equipment, net	60,943	10,872	95,676	-	167,491
Goodwill	-	23,541	483,099	-	506,640
Total Assets	$1,991,308	$1,580,618	$969,531	$(3,090,597)	$1,450,860
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$71,269	$15,103	$52,857	$-	$139,229
Accrued expenses	39,094	17,861	78,199	(1,800)	133,354
Accrued income taxes	2,280	91	(510)	-	1,861
Short-term debt and current maturities of long-term obligations	4,273	-	888	-	5,161
Total Current Liabilities	116,916	33,055	131,434	(1,800)	279,605
Long-Term Debt	554,224	31	11,466	-	565,721
Other Long-Term Obligations	61,596	2,040	52,892	-	116,528
Intercompany advances, net	769,566	316,532	102,364	(1,188,462)	-
Total Shareholders’ Equity	489,006	1,228,960	671,375	(1,900,335)	489,006
Total Liabilities and Shareholders’ Equity	$1,991,308	$1,580,618	$969,531	$(3,090,597)	$1,450,860

(in thousands) December 31, 2006	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$35,918	$2,202	$44,083	$-	$82,203
Marketable securities	190	-	-	-	190
Trade receivables, net	651	15,888	248,667	(3,600)	261,606
Installment receivables, net	-	5,513	1,584	-	7,097
Inventories, net	77,201	37,511	88,585	(1,541)	201,756
Deferred income taxes	4,223	393	8,896	-	13,512
Other current assets	26,353	8,764	55,477	(1,200)	89,394
Total Current Assets	144,536	70,271	447,292	(6,341)	655,758
Investment in subsidiaries	1,293,046	607,559	-	(1,900,605)	-
Intercompany advances, net	354,660	850,121	110,935	(1,315,716)	-
Other Assets	50,443	15,566	1,434	-	67,443
Other Intangibles	1,016	13,150	88,710	-	102,876
Property and Equipment, net	65,016	11,550	97,379	-	173,945
Goodwill	-	23,541	466,888	-	490,429
Total Assets	1,908,717	$1,591,758	$1,212,638	$(3,222,662)	$1,490,451
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$89,818	$12,095	$61,128	$-	$163,041
Accrued expenses	34,611	17,405	100,560	(4,800)	147,776
Accrued income taxes	10,021	26	2,869	-	12,916
Short-term debt and current maturities of long-term obligations	51,773	-	72,470	-	124,243
Total Current Liabilities	186,223	29,526	237,027	(4,800)	447,976
Long-Term Debt	321,263	70	127,550	-	448,883
Other Long-Term Obligations	53,044	2,040	53,144	-	108,228
Intercompany advances, net	862,823	370,452	82,441	(1,315,716)	-
Total Shareholders’ Equity	485,364	1,189,670	712,476	(1,902,146)	485,364
Total Liabilities and Shareholders’ Equity	$1,908,717	$1,591,758	$1,212,638	$(3,222,662)	$1,490,451

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
(in thousands) Six month period ended June 30, 2007	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$(95,244)	$912	$92,074	$-	$(2,258)
Investing Activities
Purchases of property and equipment	(1,763)	(698)	(5,309)	-	(7,770)
Proceeds from sale of property and equipment	-	-	462	-	462
Increase in other long-term assets	(187)	-	-	-	(187)
Other	(1,629)	-	39	-	(1,590)
Net Cash Used for Investing Activities	(3,579)	(698)	(4,808)	-	(9,085)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	548,373	-	2,567	-	550,940
Payments on revolving lines of credit, securitization facility and long-term borrowings	(449,878)	-	(116,337)	-	(566,215)
Payment of dividends	(798)	-	-	-	(798)
Payment of financing costs	(20,384)	-	-	-	(20,384)
Net Cash Provided (Used) by Financing Activities	77,313	-	(113,770)	-	(36,457)
Effect of exchange rate changes on cash	-	-	1,143	-	1,143
Increase (decrease) in cash and cash equivalents	(21,510)	214	(25,361)	-	(46,657)
Cash and cash equivalents at beginning of period	35,918	2,202	44,083	-	82,203
Cash and cash equivalents at end of period	$14,408	$2,416	$18,722	$-	$35,546

Six month period ended June 30, 2006
Net Cash Provided (Used) by Operating Activities	$(11,262)	$1,094	$34,996	$(15)	$24,813
Investing Activities
Purchases of property and equipment	(3,877)	(754)	(5,158)	-	(9,789)
Proceeds from sale of property and equipment	-	-	63	-	63
Increase (decrease) in other investments	(7,871)	(3,000)	-	10,871	-
Increase in other long-term assets	62	-	-	-	62
Other	(735)	-	(177)	-	(912)
Net Cash Used for Investing Activities	(12,421)	(3,754)	(5,272)	10,871	(10,576)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	352,953	-	77,887	-	430,840
Payments on revolving lines of credit, securitization facility and long-term borrowings	(337,277)	(1,070)	(130,160)	-	(468,507)
Proceeds from exercise of stock options	1,835	-	-	-	1,835
Payment of dividends	(795)	-	-	-	(795)
Capital contributions	-	3,020	7,836	(10,856)	-
Net Cash Provided (Used) by Financing Activities	16,716	1,950	(44,437)	(10,856)	(36,627)
Effect of exchange rate changes on cash	-	-	(2,500)	-	(2,500)
Increase (decrease) in cash and cash equivalents	(6,967)	(710)	(17,213)	-	(24,890)
Cash and cash equivalents at beginning of period	7,270	1,046	17,308	-	25,624
Cash and cash equivalents at end of period	$303	$336	$95	$-	$734

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K as furnished to the Securities and Exchange Commission on July 31, 2007.

OUTLOOK

The company continues to execute the numerous cost reduction initiatives previously communicated and as described further below. The company believes that the implementation of these initiatives will improve the company’s operating margin and result in approximately $38 million of realized savings in 2007, including the $16 million already realized in the first half of the year.  The company anticipates restructuring charges of approximately $15 million in 2007 relating to these actions.  Annualized savings from these initiatives implemented by the end of 2007 should approximate $56 million thereafter. The core initiatives are as follows:

•	Product line simplification.
•	Reduction of fixed costs through further product and sub-assembly outsourcing.
•	Rationalization of facilities.
•	Standardization of product platforms globally.

Cost reduction remains the company’s top priority.  The competitive pricing conditions driven by reimbursement changes in the U.S. remain, and Invacare expects approximately $30 million in net sales reductions in 2007 from the lower pricing.  The company expects that the approximately $38 million of cost reductions that the company believes it will realize in 2007, which are weighted to the second half of the year, should offset these impacts and result in improved profitability in the second half of the year.  The company expects adjusted third quarter earnings to be sequentially improved from adjusted second quarter earnings but still lower than adjusted third quarter earnings last year.  For fiscal year 2007, the company continues to expect organic growth in net sales of 0% to 2%, excluding the impact from acquisitions and foreign currency translation adjustments, and operating cash flows of $65 million to $75 million and net purchases of property, plant and equipment of approximately $25 million.  The full year earnings are expected to be consistent with the previously announced guidance issued in the company’s press release on July 31, 2007.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended June 30, 2007 were $393,267,000, compared to $371,764,000 for the same period a year ago, representing a 6% increase.  Foreign currency translation increased net sales by three percentage points while acquisitions increased net sales by one percentage point.  For the six months ended June 30, 2007, net sales increased 5% to $768,172,000, compared to $733,468,000 for the same period a year ago.  Acquisitions increased net sales by one percentage point and foreign currency translation increased net sales by three percentage points.

The company continued to be impacted during the quarter by the previously disclosed Medicare reimbursement changes in the U.S., particularly those changes related to power mobility devices implemented in 2006.  These changes significantly impacted the net sales of North America/HME and Asia/Pacific as further described below.

North American/HME

North American/HME (NA/HME) net sales decreased 3% for the quarter to $166,351,000 as compared to $171,198,000 for the same period a year ago.  For the first half of 2007, net sales decreased 4% to $327,883,000 as compared to $342,892,000 for the same period a year ago.  Foreign currency did not impact net sales in either the second quarter or first half of 2007.  These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport) and Respiratory (oxygen concentrators, HomeFill® transfilling systems, sleep apnea products, aerosol therapy and associated respiratory products).   The decrease for the quarter was principally due to net sales decreases in Rehab and Respiratory products.

Rehab product line net sales declined by 6% primarily due to Medicare reimbursement changes which drove competitive price reductions and a continued shift away from higher performance products within the custom power product line that normally drive higher average selling prices and margins.  Respiratory product line net sales declined 5% due to reduced unit volumes of oxygen concentrators resulting from the loss of one large national provider and continued inventory utilization programs by providers along with pricing declines in concentrators.  However, HomeFill® II oxygen system net sales increased for the quarter by 57% due to increased purchases by a large national respiratory provider which launched a large-scale HomeFill implementation in the first quarter of this year, and continued increases in sales to smaller and regional providers.  Standard product line net sales for the second quarter increased .7% compared to the second quarter of last year driven by increased volumes, particularly in manual wheelchairs and beds, partially offset by pricing reductions.

Invacare Supply Group (ISG)

ISG net sales for the quarter increased 12% to $62,696,000 compared to $56,165,000 last year driven by an increase in home delivery program sales and volume increases in  incontinence, diabetic and enterals product lines.  For the first half of 2007, net sales increased 12% to $124,372,000 as compared to $111,250,000 for the same period a year ago.

Institutional Products Group (IPG)

IPG net sales for the quarter decreased by 4% to $21,746,000 as compared to $22,743,000 last year due to reduced purchasing by a large national account.  For the first half of 2007, net sales decreased 1% to $45,470,000 as compared to $45,939,000 for the same period a year ago.

Europe

European net sales increased 14% for the quarter to $119,213,000 as compared to $104,687,000 for the same period a year ago.  European net sales for the first six months of 2007 increased 13% to $226,243,000 as compared to $200,233,000 for the same period a year ago.  Foreign currency translation increased net sales by seven percentage points for both the quarter and first half of 2007.  There was strong sales performance in most of the regions.

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

Asia/Pacific net sales increased 37% for the quarter to $23,261,000 as compared to $16,971,000 for the same period a year ago.  Acquisitions increased net sales by twenty-eight percentage points and foreign currency increased net sales by fifteen percentage points.  For the first half of the year, net sales increased 33% to $44,204,000 as compared to $33,154,000 for the same period a year ago.  Acquisitions increased net sales by twenty-seven percentage points and foreign currency translation increased net sales by ten percentage points.  Performance in this region continues to be negatively impacted by U.S. reimbursement uncertainty in the consumer power wheelchair market, resulting in decreased sales of microprocessor controllers by Invacare’s New Zealand subsidiary.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and six-month periods ended June 30, 2007 were 28.0% and 27.2%, respectively, compared to 28.4% and 28.2%, respectively, in the same periods last year.  Gross margin as a percentage of net sales for the second quarter  was lower by .4 of a percentage point compared to last year’s second quarter primarily due to competitive pricing pressures in the U.S., an unfavorable change in product mix away from high-end products in the U.S. and increased freight costs.  Excluding restructuring charges, the margin percentage declined by .6 percentage points in the second quarter of 2007 versus the second quarter of 2006.  As compared to the first quarter of 2007, gross margins as a percentage of sales improved by 1.6 percentage points driven by the cost reduction initiatives and increased volumes.

For the first half of the year, NA/HME margins as a percentage of net sales declined to 29.3% compared with 31.1% in the same period last year principally due to reduced volumes of higher margin product, largely as a result of government reimbursement changes primarily in Rehab and Respiratory products, continued pricing reductions in Standard products and higher freight costs.  ISG gross margins decreased by .8 of a percentage point due to a shift in sales toward lower margin products (incontenance, diabetic and enterals).  IPG gross margins declined by .3 of a percentage point primarily due to higher freight and warehousing costs and investment in new product development.  In Europe, gross margin as a percentage of net sales declined by .9 of a percentage point primarily due to a shift away from higher margin product (power wheelchairs), higher freight and warehousing costs and investment in new product development.  Gross margin, as a percentage of net sales in Asia/Pacific, increased year to date by 8.1 percentage points, largely due to cost reduction activities.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expense as a percentage of net sales for the three and six months ended June 30, 2007 was 23.9% and 23.6%, respectively, compared to 23.8% and 23.4%, respectively, for the same periods a year ago.  The dollar increases were $5,482,000 and $9,641,000, or 6.2% and 5.6%, respectively, for the quarter and first half of the year.  Acquisitions increased these expenses by $1,604,000 in the quarter and $3,006,000 in the first half, while foreign currency translation increased these expenses by $2,277,000 in the quarter and $4,199,000 in the first half compared to the same periods a year ago.  Excluding the impact of foreign currency translation and acquisitions, selling, general and administrative expense increased 1.8% for the quarter and 1.4% for the first half of 2007 compared to the same periods a year ago.

North American/HME SG&A cost decreased $29,000, or .1%, for the quarter and $555,000, or .6%, in the first half of 2007 compared to the same periods a year ago.  Foreign currency translation did not impact either period.  The decline in spending was primarily attributable to cost reduction activities which were offset by accrual of bonus expense, amortization of bank fees related to the company’s debt refinancing and higher stock option expense in the first half of 2007 compared to the first half of 2006, which had lower expense due to the acceleration of vesting for most stock options at the end of 2005.

Invacare Supply Group SG&A expense increased $1,025,000, or 18.7% for the quarter and $1,536,000, or 13.9%, in the first half of 2007 compared to the same periods a year ago due to higher distribution costs associated with increased sales volumes.

Institutional Products Group SG&A expense increased $474,000, or 13.4%, for the quarter and $970,000, or 13.7%, in the first half of 2007 compared to the same periods a year ago due to investments in sales and marketing programs to drive growth and unfavorable currency translation due to the strengthening of the Canadian dollar.

European SG&A cost increased $2,735,000, or 10.2%, for the quarter and $4,395,000 or 8.3% for the first half of 2007 compared to the same periods a year ago.  For the quarter, foreign currency translation increased SG&A by $1,612,000 or 6.0%.  For the first half of 2007, foreign currency translation increased SG&A by $3,381,000 or 6.4%, respectively.  Excluding the impact of acquisitions and foreign currency translation, the increases in spending were due to higher distribution costs and investment in marketing programs and new products to drive growth.

Asia/Pacific SG&A cost increased $1,277,000, or 28.8%, for the quarter and $3,295,000, or 40.8%, in the first half of the year compared to the same periods a year ago.  For the quarter, foreign currency translation increased SG&A expense by $556,000, or 12.5%, while acquisitions increased SG&A expense by $1,604,000, or 36.2%.  For the first half of 2007, foreign currency translation increased SG&A by $774,000, or 9.6%, and acquisitions increased SG&A expense by $3,007,000, or 37.2%.  Excluding the impact of acquisitions and foreign currency translation, SG&A expense declined 19.9% and 6.0% for the quarter and first half of 2007, respectively as compared to last year.

CHARGE RELATED TO RESTRUCTURING ACTIVITIES

Previously, the company announced multi-year cost reductions and profit improvement actions, which included: reducing global headcount, outsourcing improvements utilizing the company’s China manufacturing capability and third parties, shifting substantial resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy, general expense reductions and exiting manufacturing and distribution facilities.

The restructuring was necessitated by the continued decline in reimbursement by the U.S. government and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations.

To date, the company has made substantial progress on its restructuring activities, including exiting manufacturing and distribution facilities and eliminating approximately 770 positions through June 30, 2007, including 180 positions in the first half of 2007.  Restructuring charges of $5,058,000 were incurred in the first half of 2007, of which $245,000 are recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.

The restructuring charges included charges of $2,811,000 in North America/HME, $14,000 in the Invacare Supply Group, $9,000 in the Institutional Products Group, $1,941,000 in Europe and $283,000 in Asia/Pacific.  Of the total charges incurred to date, $2,277,000 remained unpaid as of June 30, 2007 with $1,342,000 unpaid related to NA/HME; $4,000 unpaid related to ISG; $800,000 unpaid related to Europe; and $131,000 unpaid related to Asia/Pacific.  There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through June 30, 2007 during 2007.  With additional actions to be undertaken during the remainder of 2007, the company anticipates recognizing pre-tax restructuring charges of approximately $15,000,000 for the year pre-tax.

CHARGES, INTEREST AND FEES ASSOCIATED WITH DEBT REFINANCING

As a result of the company’s refinancing completed in the first quarter, the company incurred one-time make whole payments to the holders of previously outstanding senior notes and incremental interest totaling $10,900,000 and wrote-off previously capitalized costs of $2,500,000 related to the old debt structure.

INTEREST

Interest expense increased $3,546,000 and $6,194,000 for the second quarter and first half of 2007, respectively, compared to the same periods last year, primarily due to increases in interest rates and higher debt levels.  Interest income for the second quarter and first half of 2007 decreased $193,000 and $319,000, compared to the same period last year, primarily due to extended financing terms provided to our customers.

INCOME TAXES

The Company had an effective tax rate of 98.3% and (46.3%) for the three and six-month periods ended June 30, 2007, compared with 27.7% and 28.9% for the same periods a year ago.  The company’s effective tax rate differs from the U.S. federal statutory rate primarily due to losses with no corresponding tax benefits as a result of a valuation reserve recorded against domestic deferred tax assets reduced by tax credits and earnings abroad being taxed at rates lower than the U.S. federal statutory rate.  The change in the effective rate for the three and six-month periods ended June 30, 2007 compared to the three and six-month periods ended June 30, 2006 is primarily due to domestic losses without benefit as a result of valuation reserves.

LIQUIDITY AND CAPITAL RESOURCES

The company’s reported level of debt decreased by $2,244,000 from December 31, 2006 to $570,882,000 at June 30, 2007, as the company completed its debt refinancing transactions in February 2007.  As compared to March 31, 2007, reported debt decreased by $31,017,000.  The debt-to-total-capitalization ratio was 53.9% at June 30, 2007 as compared to 54.1% at the end of last year.

The Company’s cash and cash equivalents were $35,546,000 at June 30, 2007, down from $82,203,000 at the end of the year.  The cash was utilized to pay costs associated with the company’s debt refinancing and to reduce debt.

The company’s borrowing arrangements contain covenants with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company’s bank agreements and agreements with its note holders.  As of June 30, 2007, the company was in compliance with all covenant requirements.  Under the most restrictive covenant of the company’s borrowing arrangements as of June 30, 2007, the company had the capacity to borrow up to an additional $120,000,000.

CAPITAL EXPENDITURES

The company had no individually material capital expenditure commitments outstanding as of June 30, 2007. The company estimates that capital investments for 2007 will approximate $25,000,000 as compared to $21,789,000 in 2006.  The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows used by operating activities were $2,258,000 for the first half of 2007 compared to cash provided of $24,813,000 in the first half of 2006.  The decrease in operating cash flows for the first half of 2007 compared to the same period a year ago was primarily the result of lower earnings along with declines in payables and accrued expenses as the balances at the end of 2006 were higher than normal due to the company’s refinancing efforts which were then in process.  This was offset by a reduction in inventory for the first half of the year.

Cash used for investing activities was $9,085,000 for the first half of 2007 compared to $10,576,000 in the first half of 2006.  The decrease in cash used for investing activities is primarily the result of a decrease in the purchases of property, plant and equipment in the first six months of 2007 compared to the first six months of 2006.

Cash required by financing activities was $36,457,000 for the first half of 2007 compared to $36,627,000 in the first half of 2006.  Financing activities for the first half of 2007 were impacted by the new debt recapitalization, which increased debt levels, but also resulted in the payment of associated financing costs.

During the first half of 2007, the company used free cash flow of $865,000 compared to generating free cash flow of $20,334,000 in the first half of 2006.  The decrease was primarily attributable to the same items as noted above which impacted operating cash flows.  Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment.  Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including, for example, acquisitions).  However, it should be noted that the company’s definition of free cash flow may not be comparable to similar measures disclosed by other companies because not all companies calculate free cash flow in the same manner.

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
Net cash (used) provided by operating activities	$(2,258)	$24,813
Net cash impact related to restructuring activities	8,701	5,247
Less: Purchases of property and equipment - net	(7,308)	(9,726)
Free Cash Flow	$(865)	$20,334

DIVIDEND POLICY

On May 24, 2007, the company’s Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of July 3, 2007, which was paid on July 13, 2007.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

CRITICAL ACCOUNTING POLICIES

The Consolidated Financial Statements included in this Quarterly Report on Form 10-Q include accounts of the company, all majority-owned subsidiaries and a variable interest entity for which the company is the primary beneficiary. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes. In preparing the financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

The following critical accounting policies, among others, affect the more significant judgments and estimates used in preparation of the company’s consolidated financial statements.

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

Sales are made only to customers with whom the company believes collection is reasonably assured based upon a credit analysis, which may include obtaining a credit application, a signed security agreement, personal guarantee and/or a cross corporate guarantee depending on the credit history of the customer. Credit lines are established for new customers after an evaluation of their credit report and/or other relevant financial information. Existing credit lines are regularly reviewed and adjusted with consideration given to any outstanding past due amounts.

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

Upon adoption of SFAS 123R, the company did not make any other modifications to the terms of any previously granted options. However, the terms of new awards granted have been modified so that the vesting periods are deemed to be substantive for those who may be retiree eligible. No changes were made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of June 30, 2007, there was $5,999,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested shares and includes $2,861,000 related to restricted stock awards. The company expects the compensation expense to be recognized over approximately four years.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on June 30, 2007 debt levels, a 1% change in interest rates would impact interest expense by approximately $2,488,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “forecast”, “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: possible adverse effects of being substantially leveraged, which could impact our ability to raise capital, limit our ability to react to changes in the economy or our industry or expose us to interest rate risks; changes in government and other third-party payor reimbursement levels and practices; consolidation of health care customers and our competitors; ineffective cost reduction and restructuring efforts; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; extensive government regulation of our products; lower cost imports; increased freight costs; failure to comply with regulatory requirements or receive regulatory clearance or approval for our products or operations in the United States or abroad; potential product recalls; uncollectible accounts receivable; difficulties in implementing a new Enterprise Resource Planning system; legal actions or regulatory proceedings and governmental investigations; product liability claims; inadequate patents or other intellectual property protection; incorrect assumptions concerning demographic trends that impact the market for our products; provisions in our bank credit agreements or other debt instruments that may prevent or delay a change in control; the loss of the services of our key management and personnel; decreased availability or increased costs of raw materials could increase our costs of producing our products; inability to acquire strategic acquisition candidates because of limited financing alternatives; risks inherent in managing and operating businesses in many different foreign jurisdictions; exchange rate fluctuations, as well as the risks described from time to time in Invacare’s reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.

As of June 30, 2007, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of June 30, 2007, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.  There were no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 (c)  The following table presents information with respect to repurchases of common shares made by the company during the three months ended June 30, 2007. All of the repurchased shares were surrendered to the company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the company’s 2003 Performance Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/2007-4/30/07	7,920	$17.64	-	-
5/1/2007-5/31/07	-	-	-	-
6/1/2007-6/30/07	-	-	-	-
Total	7,920	$17.64	-	-

On August 17, 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares.  To date, the company has purchased 637,100 shares with authorization remaining to purchase 1,362,900 more shares.  The company purchased no shares pursuant to this Board authorized program during the first half of 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 24, 2007, the Company held its 2007 Annual Meeting of Shareholders to act on proposals to: 1) elect four directors to the class whose three-year term will expire in 2010, 2) approve and adopt amendments to the Company’s Amended and Restated Articles of Incorporation to permit the Company to issue non-certificated shares, 3) ratify the appointment of Ernst & Young LLP as its independent auditors for its 2007 fiscal year, and 4) consider and vote upon a shareholder proposal requesting that the Board of Directors take the necessary steps to declassify the Board of Directors and establish annual elections of directors, whereby directors would be elected annually and not by classes.

John R. Kasich, Dan T. Moore, III, Joseph B. Richey, II and General James L. Jones were each elected for a three-year term of office expiring in 2010 with 37,016,951; 37,254,951; 36,943,144; and 37,337,354 affirmative votes and 744,387; 506,387; 818,194; and 423,984 votes withheld, respectively.

James C. Boland, Gerald B. Blouch, William M. Weber, Michael F. Delaney, C. Martin Harris, M.D., Bernadine P. Healy, M.D., and A. Malachi Mixon, III are directors with continuing terms.

The proposal to approve and adopt amendments to the Company’s Amended and Restated Articles of Incorporation to permit the Company to issue non-certificated shares received 37,465,586 affirmative votes, 197,605 negative votes and 98,146 abstained votes.

The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for its 2007 fiscal year received 37,527,267 affirmative votes, 194,745 negative votes and 39,326 abstained votes.

The shareholder proposal requesting that the Board of Directors take the necessary steps to declassify the Board of Directors and establish annual elections of directors, whereby directors would be elected annually and not by classes received 17,014,117 affirmative votes, 17,717,691 negative votes and 183,663 abstained votes.

Item 6.	Exhibits.

Exhibit No.
10.1	Amended and Restated 2003 Performance Plan.
10.2	Form of 10b5-1 Sales Plan and Representation Letter.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.1	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVACARE CORPORATION

Date: August 8, 2007	By:	/s/ Gregory C. Thompson
Name: Gregory C. Thompson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)