Form 10-Q
period 2007-09-30
INVACARE CORP
filed 2007-11-08
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No     X

As of November 3, 2007, the company had 30,934,621 Common Shares and 1,110,565 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$63,650	$82,203
Marketable securities	254	190
Trade receivables, net	267,926	261,606
Installment receivables, net	10,797	7,097
Inventories, net	204,626	201,756
Deferred income taxes	14,158	13,512
Other current assets	59,916	89,394
TOTAL CURRENT ASSETS	621,327	655,758

OTHER ASSETS	84,364	67,443
OTHER INTANGIBLES	100,504	102,876
PROPERTY AND EQUIPMENT, NET	166,618	173,945
GOODWILL	509,389	490,429
TOTAL ASSETS	$1,482,202	$1,490,451

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$151,764	$163,041
Accrued expenses	143,583	147,776
Accrued income taxes	2,545	12,916
Short-term debt and current maturities of long-term obligations	5,325	124,243
TOTAL CURRENT LIABILITIES	303,217	447,976

LONG-TERM DEBT	565,004	448,883
OTHER LONG-TERM OBLIGATIONS	109,803	108,228
SHAREHOLDERS' EQUITY
Preferred shares	-	-
Common shares	8,013	8,013
Class B common shares	278	278
Additional paid-in-capital	145,502	143,714
Retained earnings	269,743	276,750
Accumulated other comprehensive earnings	123,361	99,188
Treasury shares	(42,719)	(42,579)
TOTAL SHAREHOLDERS' EQUITY	504,178	485,364
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,482,202	$1,490,451

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Operations - (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2007	2006	2007	2006
Net sales	$407,303	$379,462	$1,175,475	$1,112,930
Cost of products sold	291,852	268,397	851,022	795,004
Gross profit	115,451	111,065	324,453	317,926
Selling, general and administrative expense	92,536	88,372	274,153	260,348
Charge related to restructuring activities	2,994	2,356	7,807	8,353
Charges, interest and fees associated with debt refinancing	22	-	13,403	-
Interest expense	11,412	8,829	33,525	24,748
Interest income	(552)	(685)	(1,549)	(2,001)
Earnings (loss) before income taxes	9,039	12,193	(2,886)	26,478
Income taxes	(2,600)	2,500	2,925	6,625
NET EARNINGS (LOSS)	$11,639	$9,693	$(5,811)	$19,853
DIVIDENDS DECLARED PER COMMON SHARE	.0125	.0125	.0375	.0375
Net earnings (loss) per share – basic	$0.37	$0.31	$(0.18)	$0.63
Weighted average shares outstanding - basic	31,844	31,813	31,836	31,778
Net earnings (loss) per share – assuming dilution	$0.36	$0.30	$(0.18)	$0.62
Weighted average shares outstanding - assuming dilution	31,958	31,890	31,836	32,083

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows - (unaudited)
	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES	(In thousands)
Net earnings (loss)	$(5,811)	$19,853
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Debt finance charges, interest and fees associated with debt refinancing	13,403	-
Depreciation and amortization	32,409	28,996
Provision for losses on trade and installment receivables	7,312	7,659
Provision for other deferred liabilities	2,311	3,536
Provision (benefit) for deferred income taxes	(7,317)	1,839
Loss (gain) on disposals of property and equipment	464	1,035
Changes in operating assets and liabilities:
Trade receivables	(5,948)	(2,913)
Installment sales contracts, net	(6,057)	(3,466)
Inventories	1,895	(19,811)
Other current assets	32,749	(2,714)
Accounts payable	(13,751)	567
Accrued expenses	(20,568)	1,186
Other deferred liabilities	(679)	1,514
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,412	37,281

INVESTING ACTIVITIES
Purchases of property and equipment	(13,715)	(15,600)
Proceeds from sale of property and equipment	477	111
Other long term assets	(417)	(857)
Other	658	(619)
NET CASH USED FOR INVESTING ACTIVITIES	(12,997)	(16,965)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	603,252	613,052
Payments on revolving lines of credit, securitization facility and long-term debt and capital lease obligations	(620,015)	(649,923)
Proceeds from exercise of stock options	-	2,220
Payment of financing costs	(20,615)	-
Payment of dividends	(1,196)	(1,192)
NET CASH USED BY FINANCING ACTIVITIES	(38,574)	(35,843)
Effect of exchange rate changes on cash	2,606	(786)
Decrease in cash and cash equivalents	(18,553)	(16,313)
Cash and cash equivalents at beginning of period	82,203	25,624
Cash and cash equivalents at end of period	$63,650	$9,311

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated
Financial Statements
(Unaudited)
September 30, 2007

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

Principles of Consolidation - The consolidated financial statements include the accounts of the company, its majority owned subsidiaries and a variable interest entity for which the company is the primary beneficiary and includes all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 2007, the results of its operations for the three months and nine months ended September 30, 2007 and 2006, respectively, and changes in its cash flows for the nine months ended September 30, 2007 and 2006, respectively.  Certain foreign subsidiaries, represented by the European segment, are consolidated using a August 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company’s financial statements. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.  All significant intercompany transactions are eliminated.

Reclassifications - Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the presentation used for the period ended September 30, 2007.

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Business Segments - The company operates in five primary business segments:  North America / Home Medical Equipment (“NA/HME”), Invacare Supply Group (“ISG”), Institutional Products Group (“IPG”), Europe and Asia/Pacific.  The five reportable segments represent operating groups, which offer products to different geographic regions.

The NA/HME segment sells each of three primary product lines, which includes: standard, rehab and respiratory products.  ISG sells branded medical supplies including ostomy, incontinence, diabetic, wound care, urology and miscellaneous home medical products as well as home medical equipment aids for daily living.  IPG sells health care furnishings including beds, case goods and patient handling equipment for the long-term care market as well as accessory products. Europe and Asia/Pacific sell the same product lines with the exception of distributed products. Each business segment may sell to the home health care, retail and extended care markets.

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

The information by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues from external customers
North America / HME	$167,578	$168,322	$495,461	$511,214
Invacare Supply Group	64,068	56,952	188,440	168,202
Institutional Products Group	20,427	23,020	65,897	68,959
Europe	132,665	113,908	358,908	314,141
Asia/Pacific	22,565	17,260	66,769	50,414
Consolidated	$407,303	$379,462	$1,175,475	$1,112,930
Intersegment Revenues
North America / HME	$12,530	$12,073	$34,919	$37,881
Invacare Supply Group	89	14	210	95
Institutional Products Group	255	-	255	-
Europe	2,856	3,600	7,760	9,275
Asia/Pacific	7,762	12,122	21,260	29,404
Consolidated	$23,492	$27,809	$64,404	$76,655
Charge related to restructuring before income taxes
North America / HME	$810	$1,209	$3,621	$6,049
Invacare Supply Group	31	692	45	692
Institutional Products Group	163	13	172	38
Europe	1,123	848	3,064	2,286
Asia/Pacific	1,242	166	1,525	932
Consolidated	$3,369	$2,928	$8,427	$9,997
Earnings (loss) before income taxes
North America / HME	$3,012	$4,282	$2,446	$16,750
Invacare Supply Group	806	48	2,417	2,834
Institutional Products Group	(441)	1,468	692	3,973
Europe	12,847	11,433	23,366	21,066
Asia/Pacific	(1,771)	(2,061)	(3,790)	(5,426)
All Other *	(5,414)	(2,977)	(28,017)	(12,719)
Consolidated	$9,039	$12,193	$(2,886)	$26,478

“All Other” consists of unallocated corporate selling, general and administrative costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments.  In addition, the “All Other” earnings (loss) before income taxes for the first nine months of 2007 includes charges, interest and fees associated with debt refinancing.

Net Earnings Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Basic
Average common shares outstanding	31,844	31,813	31,836	31,778

Net earnings (loss)	$11,639	$9,693	$(5,811)	$19,853

Net earnings (loss) per common share	$.37	$.31	$(.18)	$.63

Diluted
Average common shares outstanding	31,844	31,813	31,836	31,778
Stock options and awards	114	77	-	305
Average common shares assuming dilution	31,958	31,890	31,836	32,083

Net earnings (loss)	$11,639	$9,693	$(5,811)	$19,853

Net earnings (loss) per common share	$.36	$.30	$(.18)	$.62

At September 30, 2007, 4,178,612 shares were excluded from the average common shares assuming dilution for the three months ended September 30, 2007 as they were anti-dilutive while all of the company’s shares associated with stock options were anti-dilutive for the nine months ended September 30, 2007 because of the company’s net loss in the first nine months of the year.  At September 30, 2006, 3,988,371 and 2,463,255 shares were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2006, respectively, as they were anti-dilutive.  For the three months ended September 30, 2007, the majority of the anti-dilutive shares were granted at exercise prices of $41.87 which was higher than the average fair market value prices of $21.92.   For the three and nine months ended September 30, 2006, the majority of the anti-dilutive shares were granted at an exercise price of $25.13 and $41.87, respectively, which was higher than the average fair market value prices of $23.18 and $28.04, respectively.

Concentration of Credit Risk - The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. Prior to December 2000, the company financed equipment to certain customers for periods ranging from 6 to 39 months. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a limited recourse obligation ($35,552,000 at September 30, 2007) to DLL for events of default under the contracts (total balance outstanding of $97,961,000 at September 30, 2007). FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability for this guarantee obligation within accrued expenses. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with SFAS No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

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

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2006 to September 30, 2007 was entirely the result of foreign currency translation.

All of the company’s other intangible assets have definite lives and are amortized over their useful lives, except for $34,690,000 related to trademarks, which have indefinite lives.

As of September 30, 2007 and December 31, 2006, other intangibles consisted of the following (in thousands):

	September 30, 2007		December 31, 2006
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$73,117	$19,463	$71,106	$14,373
Trademarks	34,690	-	33,034	-
License agreements	4,556	4,293	4,489	3,821
Developed technology	6,959	1,299	6,819	940
Patents	6,836	4,195	6,631	3,869
Other	8,544	4,948	8,005	4,205
	$134,702	$34,198	$130,084	$27,208

Amortization expense related to other intangibles was $6,651,000 in the first nine months of 2007 and is estimated to be $8,467,000 in 2008, $8,136,000 in 2009, $8,009,000 in 2010, $7,576,000 in 2011 and $7,542,000 in 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation expense recognized as part of selling, general and administrative expense	$710	$365	$1,787	$940

The 2007 and 2006 amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan.  Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company’s Business Segment Note to the Consolidated Financial Statements.

Stock Incentive Plans - The 2003 Performance Plan (the “2003 Plan”) allows the Compensation, Management Development and Corporate Governance Committee of the Board of Directors (the “Committee”) to grant up to 3,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock).  The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards.  During the first nine months of 2007, the Committee granted 439,828 non-qualified stock options for a term of ten years at the fair market value of the company’s Common Shares on the date of grant under the 2003 Plan.

Under the terms of the company’s outstanding restricted stock awards, all of the shares granted vest ratably over the four years after the grant date.  Compensation expense of $948,000 was recognized in the first nine months of 2007 and as of September 30, 2007, outstanding restricted stock awards totaling 201,547 were not yet vested.   Restricted stock awards for 80,320 were granted in the first nine months of 2007 without cost to the recipients.

Stock option activity during the nine months ended September 30, 2007 was as follows:

	2007	Weighted Average Exercise Price
Options outstanding at January 1	4,724,651	$30.68
Granted	439,828	23.39
Exercised	-	-
Canceled	(464,007)	29.30
Options outstanding at September 30	4,700,472	$30.13

Options price range at September 30	$16.03 to
	$47.80
Options exercisable at September 30	3,907,767
Options available for grant at September 30*	1,397,985

* Options available for grant as of September 30, 2007 reduced by net restricted stock award activity of 82,102.

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
	Number Outstanding	Average Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Prices	At 9/30/07	Contractual Life	Exercise Price	At 9/30/07	Exercise Price
$16.03 - $23.71	2,166,656	4.6 years	$22.43	1,433,651	$22.13
$24.43 - $36.40	1,177,336	4.4	$31.10	1,117,636	$31.10
$37.70 - $47.80	1,356,480	7.0	$41.59	1,356,480	$41.59
Total	4,700,472	5.3	$30.13	3,907,767	$31.45

The stock options awarded become exercisable over a four-year vesting period whereby options vest in equal installments each year.  Options granted with graded vesting are accounted for as single options.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2007
Expected dividend yield	2.1%
Expected stock price volatility	29.2%
Risk-free interest rate	4.3%
Expected life (years)	3.9

The assumed expected life is based on the company’s historical analysis of option history.  The expected stock price volatility is also based on actual historical volatility, and expected dividend yield is based on historical dividends as the company has no current intention of changing its dividend policy.

The weighted-average fair value of options granted during the first nine months of 2007 was $6.94.  The 2003 Plan provides that shares granted come from the company’s authorized but unissued Common Shares or treasury shares.  In addition, the company’s stock-based compensation plans allow participants to exchange shares for withholding taxes, which results in the company acquiring treasury shares.

As of September 30, 2007, there was $10,057,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the company’s plans, which is related to non-vested shares, and includes $5,651,000 related to restricted stock awards.  The company expects the compensation expense to be recognized over approximately 4 years.

Warranty Costs - Generally, the company’s products are covered by warranties against defects in material and workmanship for periods of up to six years from the date of sale to the customer.  Certain components carry a lifetime warranty.  A provision for estimated warranty cost is recorded at the time of sale based upon actual experience.  The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed.  Historical analysis is primarily used to determine the company’s warranty reserves.  Claims history is reviewed and provisions are adjusted as needed.  However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision.  No material adjustments to warranty reserves were necessary in the first nine months of 2007.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2007	$15,165
Warranties provided during the period	8,519
Settlements made during the period	(7,312)
Changes in liability for pre-existing warranties during the period, including expirations	612
Balance as of September 30, 2007	$16,984

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

To date, the company has made substantial progress on its restructuring activities, including exiting manufacturing and distribution facilities and eliminating approximately 830 positions through September 30, 2007, including 240 positions in the first nine months of 2007.  Restructuring charges of $8,427,000 and $9,997,000 were incurred in the first nine months of 2007 and 2006, respectively, of which $620,000 and $1,644,000, respectively, were recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.  There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through September 30, 2007 during 2007.

A progression of the accruals by segment recorded as a result of the restructuring is as follows (in thousands):

	Balance at 12/31/06	Accruals (Reversals)	Payments	Balance at 9/30/07
North America/HME
Severance	$1,359	$3,425	$(4,162)	$622
Contract terminations	557	18	(172)	403
Product line discontinuance	2,037	178	(2,183)	32
Total	$3,953	$3,621	$(6,517)	$1,057
Invacare Supply Group
Severance	$166	$45	$(211)	$-
Institutional Products Group
Severance	$-	$19	$(19)	$-
Contract terminations	-	98	(98)	-
Other	-	55	(55)	-
Total	$-	$172	$(172)	$-
Europe
Severance	$3,734	$527	$(4,104)	$157
Product line discontinuance	-	177	(177)	-
Other	-	2,360	(2,283)	77
Total	$3,734	$3,064	$(6,564)	$234
Asia/Pacific
Severance	$-	$1,047	$(492)	$555
Contract terminations	122	78	(77)	123
Product line discontinuance	-	265	(265)	-
Other	-	135	(135)	-
Total	$122	$1,525	$(969)	$678
Consolidated
Severance	$5,259	$5,063	$(8,988)	$1,334
Contract terminations	679	194	(347)	526
Product line discontinuance	2,037	620	(2,625)	32
Other	-	2,550	(2,473)	77
Total	$7,975	$8,427	$(14,433)	$1,969

Comprehensive Earnings (loss) - Total comprehensive earnings were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings (loss)	$11,639	$9,693	$(5,811)	$19,853
Foreign currency translation gain	1,613	3,945	24,137	43,715
Unrealized gain (loss) on available for sale securities	(13)	(2)	41	(40)
SERP/DBO amortization of prior service costs and unrecognized losses	443	-	1,847	-
Current period unrealized gain (loss) on cash flow hedges	4,557	272	(1,852)	1,366
Total comprehensive earnings	$15,013	$13,908	$18,362	$64,894

Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$64,866	$66,718
Work in process	15,570	16,715
Finished goods	124,190	118,323
	$204,626	$201,756

Property and Equipment - Property and equipment consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Machinery and equipment	$288,559	$276,062
Land, buildings and improvements	89,186	86,544
Furniture and fixtures	28,582	29,609
Leasehold improvements	16,183	15,943
	422,510	408,158
Less allowance for depreciation	(255,892)	(234,213)
	$166,618	$173,945

Acquisitions– In the first nine months of 2007, the company made no acquisitions.  On September 9, 2004 the company acquired 100% of the shares of WP Domus GmbH (Domus), a European-based holding company that manufactures several complementary product lines to Invacare’s product lines, including power add-on products, bath lifts and walking aids, from WP Domus LLC. Domus has three divisions: Alber, Aquatec and Dolomite.  In accordance with EITF Issue No. 95-3, Recognition of Liabilities inConnection with a Purchase Business Combination, the company previously recorded accruals for severance and exit costs for facility closures and contract terminations.

A progression of the accruals recorded in the purchase price allocation is as follows (in thousands):
	Severance	Exit of Product Lines	Sales Agency Terminations
Balance at 1/1/05	$561	$-	$-
Additional accruals	4,445	897	612
Payments	(1,957)	-	(612)
Balance at 12/31/05	3,049	897	-
Adjustments	(1,285)	(897)	-
Payments	(566)	-	-
Balance at 12/31/06	1,198	-	-
Adjustments	35	-	-
Payments	(204)	-	-
Balance at 9/30/07	$1,029	$-	$-

The adjustments for the first nine months of 2007 represent the impact of currency translation.  The company anticipates that the majority of the remaining reserves will be utilized in the next twelve months.

Income Taxes - The company had an effective tax rate of (28.8)% and (101.4)% for the three and nine month periods ended September 30, 2007 compared with 20.5% and 25.0% for the same periods a year ago.  The company’s effective tax rate differs from the U.S. federal statutory rate primarily due to a net $6.3 million tax benefit ($6.9 million deferred tax benefit, net of $.6 million in interest and penalties) recognized in the third quarter as a result of reduced tax rates enacted in Germany, offset partially by losses with no corresponding tax benefits as a result of a valuation reserve recorded against domestic deferred tax assets and tax credits, and earnings abroad being taxed at rates lower than the U.S. federal statutory rate.  The change in the effective rate for the three and nine-month periods ended September 30, 2007 compared to the three and nine-month periods ended September 30, 2006 is primarily due to the German tax rate change and domestic losses without benefit as a result of valuation reserves.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance regarding derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation the company did not recognize an adjustment in the liability for unrecognized income tax benefits.  As of the adoption date, the company had $8.8 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized.  The company continues to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of the adoption date and the end of the third quarter the company had $2 and $3 million, respectively, of accrued interest related to uncertain tax positions.

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

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
(in thousands) Three month period ended September 30, 2007	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$89,270	$150,919	$183,218	$(16,104)	$407,303
Cost of products sold	68,328	120,868	118,794	(16,138)	291,852
Gross Profit	20,942	30,051	64,424	34	115,451
Selling, general and administrative expenses	27,404	30,866	34,266	-	92,536
Charge related to restructuring activities	603	31	2,360	-	2,994
Charges, interest and fees associated with debt refinancing	(5)	-	27	-	22
Income (loss) from equity investee	26,747	12,019	13,789	(52,555)	-
Interest expense - net	7,123	107	3,630	-	10,860
Earnings (loss) before Income Taxes	12,564	11,066	37,930	(52,521)	9,039
Income taxes	925	315	(3,840)	-	(2,600)
Net Earnings (loss)	$11,639	$10,751	$41,770	$(52,521)	$11,639

Three month period ended September 30, 2006
Net sales	$89,109	$150,215	$158,877	$(18,739)	$379,462
Cost of products sold	67,314	118,769	100,885	(18,571)	268,397
Gross Profit	21,795	31,446	57,992	(168)	111,065
Selling, general and administrative expenses	25,902	28,603	33,867	-	88,372
Charge related to restructuring activities	1,205	130	1,021	-	2,356
Income (loss) from equity investee	18,455	11,006	(3,421)	(26,040)	-
Interest expense - net	4,529	2,505	1,110	-	8,144
Earnings (loss) before Income Taxes	8,614	11,214	18,573	(26,208)	12,193
Income taxes (benefit)	(1,079)	243	3,336	-	2,500
Net Earnings (loss)	$9,693	$10,971	$15,237	$(26,208)	$9,693

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
(in thousands) Nine month period ended September 30, 2007	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$245,880	$466,451	$507,547	$(44,403)	$1,175,475
Cost of products sold	190,907	371,534	333,152	(44,571)	851,022
Gross Profit	54,973	94,917	174,395	168	324,453
Selling, general and administrative expenses	81,829	83,937	108,387	-	274,153
Charge related to restructuring activities	3,053	45	4,709	-	7,807
Charges, interest and fees associated with debt refinancing	13,329	-	74	-	13,403
Income (loss) from equity investee	59,822	23,019	9,501	(92,342)	-
Interest expense - net	21,014	851	10,111	-	31,976
Earnings (loss) before Income Taxes	(4,430)	33,103	60,615	(92,174)	(2,886)
Income taxes	1,381	855	689	-	2,925
Net Earnings (loss)	$(5,811)	$32,248	$59,926	$(92,174)	$(5,811)

Nine month period ended September 30, 2006
Net sales	$259,676	$459,854	$447,483	$(54,083)	$1,112,930
Cost of products sold	194,764	359,684	294,322	(53,766)	795,004
Gross Profit	64,912	100,170	153,161	(317)	317,926
Selling, general and administrative expenses	78,144	84,832	97,372	-	260,348
Charge related to restructuring activities	4,736	255	3,362	-	8,353
Income (loss) from equity investee	45,311	20,024	7,623	(72,958)	-
Interest expense - net	11,834	7,119	3,794	-	22,747
Earnings (loss) before Income Taxes	15,509	27,988	56,256	(73,275)	26,478
Income taxes (benefit)	(4,344)	1,105	9,864	-	6,625
Net Earnings (loss)	$19,853	$26,883	$46,392	$(73,275)	$19,853

CONSOLIDATING CONDENSED BALANCE SHEETS
(in thousands) September 30, 2007	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$11,046	$2,727	$49,877	$-	$63,650
Marketable securities	254	-	-	-	254
Trade receivables, net	105,547	53,708	116,304	(7,633)	267,926
Installment receivables, net	-	8,183	2,614	-	10,797
Inventories, net	74,436	35,897	95,681	(1,388)	204,626
Deferred income taxes	4,518	394	9,246	-	14,158
Other current assets	13,151	8,043	38,722	-	59,916
Total Current Assets	208,952	108,952	312,444	(9,021)	621,327
Investment in subsidiaries	1,322,494	619,160	-	(1,941,654)	-
Intercompany advances, net	330,504	815,831	42,653	(1,188,988)	-
Other Assets	66,582	16,248	1,534	-	84,364
Other Intangibles	992	11,741	87,771	-	100,504
Property and Equipment, net	59,505	10,526	96,587	-	166,618
Goodwill	-	23,541	485,848	-	509,389
Total Assets	$1,989,029	$1,605,999	$1,026,837	$(3,139,663)	$1,482,202

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$72,363	$15,367	$64,034	$-	$151,764
Accrued expenses	38,487	18,117	94,612	(7,633)	143,583
Accrued income taxes	3,063	149	(667)	-	2,545
Short-term debt and current maturities of long-term obligations	4,500	-	825	-	5,325
Total Current Liabilities	118,413	33,633	158,804	(7,633)	303,217
Long-Term Debt	553,447	17	11,540	-	565,004
Other Long-Term Obligations	61,405	2,040	46,358	-	109,803
Intercompany advances, net	751,586	319,745	117,657	(1,188,988)	-
Total Shareholders’ Equity	504,178	1,250,564	692,478	(1,943,042)	504,178
Total Liabilities and Shareholders’ Equity	$1,989,029	$1,605,999	$1,026,837	$(3,139,663)	$1,482,202

(in thousands) December 31, 2006	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$35,918	$2,202	$44,083	$-	$82,203
Marketable securities	190	-	-	-	190
Trade receivables, net	651	15,888	248,667	(3,600)	261,606
Installment receivables, net	-	5,513	1,584	-	7,097
Inventories, net	77,201	37,511	88,585	(1,541)	201,756
Deferred income taxes	4,223	393	8,896	-	13,512
Other current assets	26,353	8,764	55,477	(1,200)	89,394
Total Current Assets	144,536	70,271	447,292	(6,341)	655,758
Investment in subsidiaries	1,293,046	607,559	-	(1,900,605)	-
Intercompany advances, net	354,660	850,121	110,935	(1,315,716)	-
Other Assets	50,443	15,566	1,434	-	67,443
Other Intangibles	1,016	13,150	88,710	-	102,876
Property and Equipment, net	65,016	11,550	97,379	-	173,945
Goodwill	-	23,541	466,888	-	490,429
Total Assets	1,908,717	$1,591,758	$1,212,638	$(3,222,662)	$1,490,451

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$89,818	$12,095	$61,128	$-	$163,041
Accrued expenses	34,611	17,405	100,560	(4,800)	147,776
Accrued income taxes	10,021	26	2,869	-	12,916
Short-term debt and current maturities of long-term obligations	51,773	-	72,470	-	124,243
Total Current Liabilities	186,223	29,526	237,027	(4,800)	447,976
Long-Term Debt	321,263	70	127,550	-	448,883
Other Long-Term Obligations	53,044	2,040	53,144	-	108,228
Intercompany advances, net	862,823	370,452	82,441	(1,315,716)	-
Total Shareholders’ Equity	485,364	1,189,670	712,476	(1,902,146)	485,364
Total Liabilities and Shareholders’ Equity	$1,908,717	$1,591,758	$1,212,638	$(3,222,662)	$1,490,451

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
(in thousands) Nine month period ended September 30, 2007	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$(99,833)	$1,603	$128,642	$-	$30,412
Investing Activities
Purchases of property and equipment	(2,919)	(1,078)	(9,718)	-	(13,715)
Proceeds from sale of property and equipment	-	-	477	-	477
Increase in other long-term assets	-	-	(417)	-	(417)
Other	657	-	1	-	658
Net Cash Used for Investing Activities	(2,262)	(1,078)	(9,657)	-	(12,997)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	586,084	-	17,168	-	603,252
Payments on revolving lines of credit, securitization facility and long-term borrowings	(487,050)	-	(132,965)	-	(620,015)
Payment of dividends	(1,196)	-	-	-	(1,196)
Payment of financing costs	(20,615)	-	-	-	(20,615)
Net Cash Provided (Used) by Financing Activities	77,223	-	(115,797)	-	(38,574)
Effect of exchange rate changes on cash	-	-	2,606	-	2,606
Increase (decrease) in cash and cash equivalents	(24,872)	525	5,794	-	(18,553)
Cash and cash equivalents at beginning of period	35,918	2,202	44,083	-	82,203
Cash and cash equivalents at end of period	$11,046	$2,727	$49,877	$-	$63,650

Nine month period ended September 30, 2006
Net Cash Provided (Used) by Operating Activities	$(13,021)	$19,105	$48,315	$(17,118)	$37,281
Investing Activities
Purchases of property and equipment	(6,026)	(1,607)	(7,967)	-	(15,600)
Proceeds from sale of property and equipment	-	11	100	-	111
Increase (decrease) in other investments	(7,604)	(3,000)	-	10,604	-
Increase in other long-term assets	(857)	-	-	-	(857)
Other	(619)	-	-	-	(619)
Net Cash Used for Investing Activities	(15,106)	(4,596)	(7,867)	10,604	(16,965)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	449,950	-	163,102	-	613,052
Payments on revolving lines of credit, securitization facility and long-term borrowings	(425,723)	(94)	(224,106)	-	(649,923)
Proceeds from exercise of stock options	2,220	-	-	-	2,220
Payment of dividends	(1,192)	(17,370)	-	17,370	(1,192)
Capital contributions	-	3,020	7,836	(10,856)	-
Net Cash Provided (Used) by Financing Activities	25,255	(14,444)	(53,168)	6,514	(35,843)
Effect of exchange rate changes on cash	-	-	(786)	-	(786)
Increase (decrease) in cash and cash equivalents	(2,872)	65	(13,506)	-	(16,313)
Cash and cash equivalents at beginning of period	7,270	1,046	17,308	-	25,624
Cash and cash equivalents at end of period	$4,398	$1,111	$3,802	$-	$9,311

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the company’s Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the company’s Current Report on Form 8-K as furnished to the Securities and Exchange Commission on October 30, 2007.

OUTLOOK

The company continues to execute the numerous cost reduction initiatives previously communicated and as described further below. The company believes that the implementation of these initiatives will improve the company’s operating margin and result in approximately $38 million of realized savings in 2007, including the $25 million already realized in the first nine months of the year.  The company anticipates restructuring charges of approximately $12 million in 2007 ($8.4 million of which has occurred through the first nine months of the year) relating to these actions.  Annualized savings from these initiatives implemented by the end of 2007 should approximate $52 million thereafter. The core initiatives are as follows:

·	organization and infrastructure rationalization,
·	product line simplification,
·	reduction of fixed costs through further product and sub-assembly outsourcing,
·	rationalization of facilities and
·	global standardization of products and product technologies.

Cost reduction remains the company’s top priority.  Most of the initiatives necessary to achieve the $38 million cost reduction objective are now in place.  With the $25 million achieved through the third quarter, the company remains confident in its cost reduction objectives and the company has begun to refine its plans for a new round of structural cost reductions to support the company’s 2008 plans.  For fiscal year 2007, the company expects organic growth in net sales of approximately 2%, excluding the impact from acquisitions and foreign currency translation adjustments, and operating cash flows of $70 million to $75 million and net purchases of property, plant and equipment of up to approximately $25 million.  The full year earnings are expected to be consistent with the guidance furnished in the company’s press release on October 30, 2007.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended September 30, 2007 were $407,303,000, compared to $379,462,000 for the same period a year ago, representing a 7% increase.  Foreign currency translation increased net sales by three percentage points while acquisitions increased net sales by one percentage point for the three month period.  For the nine months ended September 30, 2007, net sales increased 6% to $1,175,475,000, compared to $1,112,930,000 for the same period a year ago.  Acquisitions increased net sales by one percentage point and foreign currency translation increased net sales by three percentage points for the nine month period.

The company continued to be impacted during the quarter by the previously disclosed Medicare reimbursement changes in the U.S. and competitive pricing reductions.  These changes significantly impacted the net sales of North America/HME and Asia/Pacific as further described below.

North American/Home Medical Equipment (NA/HME)

NA/HME net sales decreased less than one percent for the quarter to $167,578,000 as compared to $168,322,000 for the same period a year ago.  For the first nine months of 2007, net sales decreased 3% to $495,461,000 as compared to $511,214,000 for the same period a year ago.  Foreign currency increased net sales by less than a percentage point for both the quarter and the first nine months of 2007.  NA/HME sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport) and Respiratory (oxygen concentrators, HomeFill® transfilling systems, sleep apnea products, aerosol therapy and associated respiratory products) product lines.   The decrease for the quarter was principally due to net sales decreases in Respiratory products.

Standard product line net sales for the third quarter increased 2% compared to the third quarter of last year driven by increased volumes in manual wheelchairs, patient aids and beds, partially offset by pricing reductions. Rehab product line net sales increased by .7% compared to the third quarter last year, despite competitive pricing reductions as a result of Medicare reimbursement changes.  Excluding consumer power products, Rehab product line net sales increased 12% driven by volume increases in custom power wheelchairs and seating systems.  This growth is primarily the result of successful new product introductions, namely the TDX® SP custom power wheelchair.  However, this increase was offset by continued volume declines in the consumer power product line, primarily with national providers, along with competitive price reductions implemented in late 2006 due to Medicare reimbursement changes for these products.  Respiratory product line net sales declined 13% due to reduced unit volumes of oxygen concentrators resulting from the loss of one large national provider, continued inventory utilization programs by providers and pricing declines in concentrators. HomeFill® oxygen system net sales increased for the quarter by only 2%, compared to significant double-digit increases in the first half of the year, due to the completed rollout by a large national provider.

Invacare Supply Group (ISG)

ISG net sales for the quarter increased 13% to $64,068,000 compared to $56,952,000 last year driven by an increase in in home delivery program sales primarily with larger providers and volume increases in enterals and incontinence product lines.  For the first nine months of 2007, net sales increased 12% to $188,440,000 as compared to $168,202,000 for the same period a year ago.

Institutional Products Group (IPG)

IPG net sales for the quarter decreased by 11% to $20,427,000 as compared to $23,020,000 last year due to reduced purchasing by a large national account.  The closure of the Company’s case-good manufacturing facility, which was substantially completed during the third quarter, temporarily increased the lead times associated with product shipments which negatively impacted sales for the quarter. Foreign currency translation increased net sales by one percentage point for the quarter. For the first nine months of 2007, net sales decreased 4% to $65,897,000 as compared to $68,959,000 for the same period a year ago. Foreign currency translation increased net sales by less than one percentage point for the first nine months of 2007.

Europe

European net sales increased 17% for the quarter to $132,665,000 as compared to $113,908,000 for the same period a year ago.  European net sales for the first nine months of 2007 increased 14% to $358,908,000 as compared to $314,141,000 for the same period a year ago.  Foreign currency translation increased net sales by six percentage points for the quarter and seven percentage points for first nine months of 2007.  Net sales performance continues to be strong in most regions.

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

Asia/Pacific net sales increased 31% for the quarter to $22,565,000 as compared to $17,260,000 for the same period a year ago.  Acquisitions increased net sales by twenty-four percentage points and foreign currency increased net sales by fourteen percentage points.  For the first nine months of the year, net sales increased 32% to $66,769,000 as compared to $50,414,000 for the same period a year ago.  Acquisitions increased net sales by twenty-six percentage points and foreign currency translation increased net sales by twelve percentage points.  Performance in this region continues to be negatively impacted by U.S. reimbursement uncertainty in the consumer power wheelchair market, resulting in decreased sales of microprocessor controllers by Invacare’s New Zealand subsidiary along with negative foreign currency impacts.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine-month periods ended September 30, 2007 was 28.3% and 27.6%, respectively, compared to 29.3% and 28.6%, respectively, in the same periods last year.  Gross margin as a percentage of net sales for the third quarter was lower by one percentage point compared to last year’s third quarter primarily due to competitive pricing pressures in the U.S., an unfavorable change in product mix away from high-end products and increased freight costs.   As compared to the second quarter of 2007, gross margins as a percentage of sales improved by .3 percentage points driven by the cost reduction initiatives and increased volumes.

For the first nine months of the year, NA/HME margins as a percentage of net sales declined to 29.8% compared with 31.4% in the same period last year principally due to reduced volumes of higher margin product, largely as a result of government reimbursement changes primarily in Rehab and Respiratory products, continued pricing reductions and higher freight costs.  ISG gross margins decreased by .4 percentage points due to a shift in sales toward lower margin products.  IPG gross margins declined by 2.1 percentage points primarily due to reduced volumes and an unfavorable product mix toward lower margin product.  In Europe, gross margin as a percentage of net sales declined by 1.2 percentage points primarily due to a shift away from higher margin product and increased freight and warehousing costs.  Gross margin, as a percentage of net sales in Asia/Pacific, increased year to date by 8.8 percentage points, largely due to cost reduction activities and the favorable impact of acquisitions finalized during the fourth quarter of 2006.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expense as a percentage of net sales for the three and nine months ended September 30, 2007 was 22.7% and 23.3%, respectively, compared to 23.3% and 23.4%, respectively, for the same periods a year ago.  SG&A expense increased by $4,164,000 and $13,805,000, or 4.7% and 5.3%, respectively, for the quarter and first nine months of the year.  Acquisitions increased these expenses by $1,525,000 in the quarter and $4,532,000 in the first nine months, while foreign currency translation increased these expenses by $2,139,000 in the quarter and $6,338,000 in the first nine months compared to the same periods a year ago.  Excluding the impact of foreign currency translation and acquisitions, SG&A expense increased .6% for the quarter and 1.1% for the first nine months of 2007 compared to the same periods a year ago.  The increase in SG&A expense is attributable to accrual of bonus expense, amortization of bank fees related to the company’s debt refinancing and higher stock option expense partially offset by continued cost reduction activities.

NA/HME SG&A expense decreased $379,000, or .8%, for the quarter and $934,000, or .7%, in the first nine months of 2007 compared to the same periods a year ago.  Foreign currency translation increased SG&A by less than one percentage point for both periods.  The decline in spending was primarily attributable to cost reduction activities, which were offset by accrual of bonus expense, amortization of bank fees related to the company’s debt refinancing and higher stock option expense in the first nine months of 2007 compared to the first nine months of 2006, which had lower expense due to the acceleration of vesting for most stock options at the end of 2005.

ISG SG&A expense increased $400,000, or 6.8%, for the quarter and $1,936,000, or 11.4%, in the first nine months of 2007 compared to the same periods a year ago due to higher distribution costs associated with increased sales volumes.

IPG SG&A expense decreased $104,000, or 2.7%, for the quarter and increased $866,000, or 8.0%, in the first nine months of 2007 compared to the same periods a year ago.  Foreign currency translation increased SG&A by 1.5% for the quarter and .6% for the first nine months of 2007.  The increase in expense for the first nine months of 2007 is due to investments in sales and marketing programs to drive growth and unfavorable currency transaction effects due to the strengthening of the Canadian Dollar.

European SG&A expense increased $2,672,000, or 10.0%, for the quarter and $7,067,000, or 8.9%, for the first nine months of 2007 compared to the same periods a year ago.  For the quarter, foreign currency translation increased SG&A by $1,202,000, or 4.5%.  For the first nine months of 2007, foreign currency translation increased SG&A by $4,583,000, or 5.7%.  Excluding the impact of foreign currency translation, the increases in expense were due to higher distribution costs and investment in marketing programs and new products to drive growth.

Asia/Pacific SG&A expense increased $1,575,000, or 34.9%, for the quarter and $4,870,000, or 38.7%, in the first nine months of the year compared to the same periods a year ago.  For the quarter, foreign currency translation increased SG&A expense by $595,000, or 13.2%, while acquisitions increased SG&A expense by $1,525,000, or 33.8%.  For the first nine months of 2007, foreign currency translation increased SG&A by $1,369,000, or 10.9%, and acquisitions increased SG&A expense by $4,532,000, or 36.0%.  Excluding the impact of acquisitions and foreign currency translation, SG&A expense declined 12.1% and 8.2% for the quarter and first nine months of 2007, respectively, as compared to last year, primarily due to cost reduction activities.

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

To date, the company has made substantial progress on its restructuring activities, including exiting manufacturing and distribution facilities and eliminating approximately 830 positions through September 30, 2007, including 240 positions in the first nine months of 2007.  Restructuring charges of $8,427,000 were incurred in the first nine months of 2007, of which $620,000 are recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.

The restructuring charges included $3,621,000 in NA/HME, $45,000 in ISG, $172,000 in IPG, $3,064,000 in Europe and $1,525,000 in Asia/Pacific.  Of the total charges incurred to date, $1,969,000 remained unpaid as of September 30, 2007 with $1,057,000 unpaid related to NA/HME; $234,000 unpaid related to Europe; and $678,000 unpaid related to Asia/Pacific.  There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through September 30, 2007 during 2007.  With additional actions to be undertaken during the remainder of 2007, the company anticipates recognizing pre-tax restructuring charges of approximately $12,000,000 for the year.

CHARGES, INTEREST AND FEES ASSOCIATED WITH DEBT REFINANCING

As a result of the company’s refinancing completed in the first quarter, the company incurred one-time make whole payments to the holders of previously outstanding senior notes and incremental interest totaling $10,900,000 and wrote-off previously capitalized costs of $2,500,000 related to the old debt structure.

INTEREST

Interest expense increased $2,583,000 and $8,777,000 for the third quarter and first nine months of 2007, respectively, compared to the same periods last year due to increases in interest rates and higher debt levels.  Interest income for the third quarter and first nine months of 2007 decreased $133,000 and $452,000, compared to the same periods last year, primarily due to extended financing terms provided to Invacare customers.

INCOME TAXES

The company had an effective tax rate of (28.8)% and (101.4)% for the three and nine month periods ended September 30, 2007 compared with 20.5% and 25.0% for the same periods a year ago.  The company’s effective tax rate differs from the U.S. federal statutory rate primarily due to a net $6.3 million tax benefit ($6.9 million deferred tax benefit, net of $.6 million in interest and penalties) recognized in the third quarter as a result of reduced tax rates enacted in Germany, offset partially by losses with no corresponding tax benefits as a result of a valuation reserve recorded against domestic deferred tax assets and tax credits, and earnings abroad being taxed at rates lower than the U.S. federal statutory rate.  The change in the effective rate for the three and nine-month periods ended September 30, 2007 compared to the three and nine-month periods ended September 30, 2006 is primarily due to the German tax rate change and domestic losses without benefit as a result of valuation reserves.

LIQUIDITY AND CAPITAL RESOURCES

The company’s reported level of debt decreased by $2,797,000 from December 31, 2006 to $570,329,000 at September 30, 2007, as a result of the completion of the company's debt refinancing transactions in February 2007.  The debt-to-total-capitalization ratio was 53.1% at September 30, 2007 as compared to 54.1% at the end of last year.

The Company’s cash and cash equivalents were $63,650,000 at September 30, 2007, down from $82,203,000 at the end of the year.  The cash was utilized to pay costs associated with the company’s debt refinancing and to reduce debt.

The company’s borrowing arrangements contain covenants with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company’s bank agreements and agreements with its note holders.  As of September 30, 2007, the company was in compliance with all covenant requirements.  Under the most restrictive covenant of the company’s borrowing arrangements as of September 30, 2007, the company had the capacity to borrow up to an additional $125,900,000.

CAPITAL EXPENDITURES

The company had no individually material capital expenditure commitments outstanding as of September 30, 2007. The company estimates that capital investments for 2007 will approximate up to $25,000,000 as compared to $21,789,000 in 2006.  The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $30,412,000 for the first nine months of 2007 compared to $37,281,000 in the first nine months of 2006.  The decrease in operating cash flows for the first nine months of 2007 compared to the same period a year ago was primarily the result of lower earnings, declines in payables and accrued expenses as the balances at the end of 2006 were higher than normal due to the company’s refinancing efforts which were then in process, and increased interest payments as a result of the completed debt refinancing.  The negative cash flow impacts were partially offset by the collection of an $11,800,000 income tax receivable and a reduction in inventory for the first nine months of the year.

Cash used for investing activities was $12,997,000 for the first nine months of 2007 compared to $16,965,000 in the first nine months of 2006.  The decrease in cash used for investing activities is primarily the result of a decrease in the purchases of property, plant and equipment in the first nine months of 2007 compared to the first nine months of 2006.

Cash required by financing activities was $38,574,000 for the first nine months of 2007 compared to $35,843,000 in the first nine months of 2006.  Financing activities for the first nine months of 2007 were impacted by the new debt recapitalization, which increased debt levels, but also resulted in the payment of associated financing costs.

During the first nine months of 2007, the company generated free cash flow of $28,125,000 compared to free cash flow of $29,499,000 generated by the company in the first nine months of 2006.  The decrease was primarily attributable to the same items as noted above which impacted operating cash flows.  Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment.  Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including, for example, acquisitions).  However, it should be noted that the company’s definition of free cash flow may not be comparable to similar measures disclosed by other companies because not all companies calculate free cash flow in the same manner.

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$30,412	$37,281
Net cash impact related to restructuring activities	10,951	7,707
Less: Purchases of property and equipment - net	(13,238)	(15,489)
Free Cash Flow	$28,125	$29,499

DIVIDEND POLICY

On August 22, 2007, the company’s Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of October 2, 2007, which was paid on October 12, 2007.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

In general, Invacare reviews inventory turns as an indicator of obsolescence or slow moving product as well as the impact of new product introductions. Depending on the situation, the company may partially or fully reserve for the individual item. No inventory that was reserved for has been sold at prices above their new cost basis. The company continues to increase its overseas sourcing efforts, increase its emphasis on the development and introduction of new products, and decrease the cycle time to bring new product offerings to market. These initiatives are sources of inventory obsolescence for both raw material and finished goods.

Goodwill, Intangible and Other Long-Lived Assets
Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company completes its annual impairment tests in the fourth quarter of each year. Interest rates have a significant impact upon the discounted cash flow methodology utilized in its annual impairment testing. Increasing interest rates decrease the fair value estimates used in the company’s testing.

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

Upon adoption of SFAS 123R, the company did not make any other modifications to the terms of any previously granted options. However, the terms of new awards granted since the adoption of SFAS 123R have been modified, as compared to the terms of the awards granted prior to the adoption of SFAS 123R, so that the vesting periods are deemed to be substantive for those who may be retiree eligible. No changes were made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of September 30, 2007, there was $10,057,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested shares and includes $5,651,000 related to restricted stock awards. The company expects the compensation expense to be recognized over approximately four years.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September, 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements, which creates a framework for measuring fair value, clarifies the definition of fair value and expands the disclosures regarding fair value measurements.  Statement No. 157 does not require any new fair value measurements and is effective for fiscal years beginning after November 15, 2007, thus January 1, 2008.  The company will adopt the new standard as of the effective date and currently does not believe the adoption will have a material impact on the company’s financial position or future results.

On September 5, 2007, the FASB exposed for comment FASB Staff Position APB 14-a (FSP APB 14-a) to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion.  The FASB believes clarification is needed because the current accounting being applied for convertible debt does not reflect the economics as the conversion option is not captured as a borrowing cost and its full dilutive effect is not included in earnings per share.  The proposed FSP would require separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate.  The company would bifurcate a component of its convertible debt as a component of stockholders’ equity and accrete the resulting debt discount as interest expense.  The comment period regarding the exposure draft ended October 15, 2007 and the exposure draft is currently being redeliberated by the FASB.  Should the proposed FSP become effective as drafted, the change would materially impact the company’s interest expense and earnings per share.  The proposed effective date is January 1, 2008 with retrospective application required for all periods presented and no grandfathering for existing instruments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on September 30, 2007 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,231,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “forecast”, “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: possible adverse effects of being substantially leveraged, which could impact the company’s ability to raise capital, limit the company’s ability to react to changes in the economy or the company’s industry or expose the company to interest rate risks; changes in government and other third-party payor reimbursement levels and practices; consolidation of health care customers and the company’s competitors; ineffective cost reduction and restructuring efforts; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; extensive government regulation of the company’s products; lower cost imports; increased freight costs; failure to comply with regulatory requirements or receive regulatory clearance or approval for the company’s products or operations in the United States or abroad; potential product recalls; uncollectible accounts receivable; difficulties in implementing a new Enterprise Resource Planning system; legal actions or regulatory proceedings and governmental investigations; product liability claims; inadequate patents or other intellectual property protection; incorrect assumptions concerning demographic trends that impact the market for the company’s products; provisions in the company’s bank credit agreements or other debt instruments that may prevent or delay a change in control; the loss of the services of the company’s key management and personnel; decreased availability or increased costs of raw materials could increase the company’s costs of producing the company’s products; inability to acquire strategic acquisition candidates because of limited financing alternatives; risks inherent in managing and operating businesses in many different foreign jurisdictions; exchange rate fluctuations, as well as the risks described from time to time in Invacare’s reports as filed with the Securities and Exchange Commission. Except to the extent required by law, Invacare does not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.

As of September 30, 2007, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of September 30, 2007, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.  There were no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 (c)  During the quarter ended September 30, 2007, there were no common shares surrendered to the company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the company’s 2003 Performance Plan.

On August 17, 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares.  To date, the company has purchased 637,100 shares with authorization remaining to purchase 1,362,900 more shares.  The company purchased no shares pursuant to this Board authorized program during the first nine months of 2007.

Item 6.	Exhibits.

Exhibit No.
10.1	Form of Rule 10b5-1 Sales Plan, with attached schedule of officers who have entered into such a plan.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVACARE CORPORATION

Date: November 8, 2007	By:	/s/ Gregory C. Thompson
Name: Gregory C. Thompson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)