Form 10-K
period 2007-12-31
INVACARE CORP
filed 2008-02-28
CIK 742112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

As of June 30, 2007, the aggregate market value of the 28,037,040 Common Shares of the Registrant held by non-affiliates was $547,843,762 and the aggregate market value of the 30,991 Class B Common Shares of the Registrant held by non-affiliates was $605,564. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2007, which was $19.54. For purposes of this information, the 2,814,361 Common Shares and 1,080,174 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.

As of February 22, 2008, 30,925,670 Common Shares and 1,110,565 Class B Common Shares were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2007.

INVACARE CORPORATION

2007 ANNUAL REPORT ON FORM 10-K CONTENTS

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

When the company was acquired in December 1979 by a group of investors, including some of its current officers and Directors, it had $19.5 million in net sales and a limited product line of standard wheelchairs and patient aids. In 2007, Invacare reached approximately $1.6 billion in net sales, representing a 17% compound average sales growth rate since 1979, and currently is the leading company in each of the following major, non-acute, medical equipment categories: power and manual wheelchairs, home care bed systems and home oxygen systems.

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

Growth in Population over Age 65.  Globally, overall life expectancy continues to increase. Recent reports from the U.S. Department of Health and Human Services (DHHS) state that the average life expectancy in the United States for men and women who reach the age of 65 is now 82 and 85, respectively. Furthermore, life expectancy in the United States at birth is now an average of 78 for men and women together, a record high. The DHHS also reports that people age 65 or older represent the vast majority of home health care patients and will increase from 12% of the population in 2005 to 21% of the population by the year 2050.

Treatment Trends.  The company believes that many medical professionals and patients prefer home health care over institutional care because home health care results in greater patient independence, increased patient responsibility and improved responsiveness to treatment. Further, health care professionals, public payors and private payors appear to favor home care as a cost effective, clinically appropriate alternative to facility-based care. Recent surveys show that approximately 70% of adults would rather recover from an accident or illness in their home, while approximately 90% of the population aged 65 and over showed a preference for home-based, long-term care.  In addition, the number of hospital beds per capita has fallen over the past twenty-five years in the United States, from 4.4 beds per 1,000 population in 1980 to 2.7 in 2005, a trend which is expected to continue.  This decline has coincided with the reduction in average length of stays in hospitals.

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

Health Care Cost Containment Trends.  In 2005, health care expenditures in the United States totaled $2.0 trillion dollars or approximately 16% of the GDP, the highest among industrialized countries, and were paid by private health insurers (36%), the federal government (34%), state and local governments (11%), consumers (15%) and other private funds (4%). In 2014, the nation’s health care spending is projected to increase to $4.1 trillion, growing at an average annual rate of 6.9%. Over this same period, spending on health care is expected to increase to approximately 19.6% of GDP. The rising cost of health care has caused many payors of health care expenses to look for ways to contain costs. The company believes that home health care and home medical equipment will play a significant role in reducing health care costs.

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

Europe/Asia/Pacific Market

The company believes that, while many of the market factors influencing demand in the U.S. are also present in Europe and Asia/Pacific — aging of the population, technological trends and society’s acceptance of people with disabilities — each of the markets of Europe and in Asia/Pacific have distinctive characteristics. The health care industry is more heavily socialized and, therefore, is more influenced by government regulation and fiscal policy. Variations in product specifications, regulatory approval processes, distribution requirements and reimbursement policies require the company to tailor its approach. Management believes that as the European markets become more homogenous and the company continues to refine its distribution channels, the company can more effectively penetrate these markets. Likewise, the company expects to increase its sales in the highly fragmented Australian, New Zealand and Asian markets.

The company is directly affected by government regulation and reimbursement policies in virtually every country in which the company operates. In the United States, the growth of health care costs has increased at rates in excess of the rate of inflation and as a percentage of GDP for several decades. A number of efforts to control the federal deficit have impacted reimbursement levels for government sponsored health care programs, and private insurance companies and state Medicaid programs peg their reimbursement levels to Medicare.

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

GEOGRAPHICAL SEGMENTS AND PRODUCT CATEGORIES

North America

North America includes: North America/Home Medical Equipment (NA/HME), Invacare Supply Group (ISG) and Institutional Products Group (IPG).

North America/HME

This segment includes: Rehab, Standard and Respiratory product lines as discussed below.

REHAB PRODUCTS

Power Wheelchairs.  Invacare manufactures a complete line of power wheelchairs for individuals who require independent powered mobility. The range includes products that can be significantly customized to meet an individual’s specific needs, as well as products that are inherently versatile and meet a broad range of individual requirements. Power wheelchair lines are marketed under the Invacare® Storm Series® and TDX™ brand names and include a full range of powered mobility products. The Storm Series® TDX™ line of power wheelchairs offer an unprecedented combination of power, stability and maneuverability. The Pronto® Series Power Wheelchairs with SureStep™ feature center-wheel drive performance for exceptional maneuverability and intuitive driving. Power tilt and recline systems are offered as well.

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

Seating and Positioning Products.  Invacare markets seat cushions, back supports and accessories under three series. Invacare® Absolute™ Series provides simple seating solutions for comfort, fit and function. Invacare InTouch™ Series includes versatile modular seating, providing optimal rehab solutions. Invacare PinDot™ Series offers custom seating solutions personalized for the most challenged clients. The company also has a product line of seating products and wheelchairs for the pediatric market.

STANDARD PRODUCTS

Manual Wheelchairs.  Invacare’s manual wheelchairs are sold for use inside and outside the home, institutional settings, or public places. Our clients include people who are chronically or temporarily disabled and require basic mobility performance with little or no frame modification. Examples of our manual wheelchair lines, which are marketed under the Invacare® brand name, include the 9000 and Tracer® product lines. These lines offer wheelchairs that are designed to accommodate the diverse capabilities and unique needs of the individual from petite to bariatric sizes.

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

RESPIRATORY PRODUCTS

Invacare manufactures and/or distributes home respiratory products, including: oxygen concentrators, HomeFill™ oxygen transfilling systems, sleep apnea products, aerosol therapy and other respiratory products. The company’s home respiratory products are marketed predominantly under the Invacare® brand name. The Invacare® HomeFill™ II Oxygen Compressor enables people to safely and easily make compressed oxygen in their home and store it in cylinders for future use.

OTHER PRODUCTS

Invacare also manufactures markets and distributes many accessory products, including spare parts, wheelchair cushions, arm rests, wheels and respiratory parts. In some cases, the company’s accessory items are built to be interchangeable so that they can be used to replace parts on products manufactured by others.

Invacare Supply Group

Invacare distributes numerous lines of branded medical supplies including ostomy, incontinence, diabetic, interals, wound care, urology and miscellaneous home medical products, as well as home medical equipment aids for daily living. Invacare Supply Group (ISG) also sells through the retail market.

Institutional Products Group

Invacare, operating as Institutional Products Group (IPG), is a manufacturer and distributor of health care furnishings including beds, case goods and patient handling equipment for the long-term care markets, specialty clinical recliners for dialysis and oncology clinics and certain other home medical equipment and accessory products.

Asia/Pacific

The company’s Asia/Pacific operations consist of Invacare Australia, which distributes the Invacare range of products which includes: manual and power wheelchairs, lifts, ramps, beds, furniture and pressure care products; Dynamic Controls, a New Zealand manufacturer of electronic operating components used in power wheelchairs and scooters; Invacare New Zealand, a distributor of a wide range of home medical equipment; and Invacare Asia, which imports and distributes home medical equipment to the Asian markets.

Europe

The company’s European operations operate as a “common market” company with sales throughout Europe. The European operations currently sell a line of products providing room for growth as Invacare continues to broaden its product line offerings to more closely resemble those of its North American operations.

Most wheelchair products sold in Europe are designed locally to meet specific market requirements. The company manufactures and/or assembles both manual and power wheelchair products at the following European facilities: Invacare UK Ltd. in the United Kingdom, Invacare Poirier S.A.S. in France, Invacare (Deutschland) GmbH in Germany, and Ulrich Alber GmbH in Germany. Manual wheelchair products are also manufactured and/or assembled at Invacare Portugal, Kuschall AG in Switzerland (the Kuschall range), and Invacare Rea AB in Sweden, beds and patient lifts at EC-Hong A/S in Denmark and personal care products at Aquatec GmbH in Germany and Dolomite AB in Sweden. Oxygen products such as concentrators and homefill are imported from Invacare U.S. or China operations.

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

Invacare’s domestic sales and marketing organization consists primarily of a home care sales force, which markets and sells Invacare® branded products to HME providers. Each member of Invacare’s home care sales force functions as a Territory Business Manager (TBM) and handles all product and service needs for an account, thus saving customers’ valuable time. The TBM also provides training and servicing information to providers, as well as product literature, point-of-sale materials and other advertising and merchandising aids. In Canada, products are sold by a sales force and distributed through regional distribution centers in Quebec to health care providers throughout Canada.

The Inside Sales Department provides increased sales coverage of smaller accounts and complements the efforts of the field sales force. Inside Sales offers cost-effective sales coverage through a targeted telesales effort, and has delivered solid sales growth since its existence.

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

In 2007, Invacare ended its relationship with Arnold Palmer, its national spokesperson, as part of the company’s cost-cutting initiatives. Moving forward, Invacare, through the company’s co-op advertising program, developed new direct response television commercials designed to generate demand for Invacare Power Chairs and the HomeFill Oxygen System sold by the home medical equipment provider in the U.S. The Company’s North America HME Division also introduced a new marketing and advertising campaign, “Impossible Stops Here.” The goal of this new campaign is for providers to believe that if they align themselves with Invacare – the only company that has the right products, the right programs, and the right services – they will survive today’s seemingly impossible industry conditions.  This theme has been incorporated into all trade advertising and marketing ventures.  It also was the central theme of the 2007 Medtrade booth. Impossible Stops Here does not replace “Yes, You Can®.”  “Yes, You Can” continues to be Invacare’s global tagline, and it remains steadfast in the new HME ads and indicative of the company’s “can do” attitude.

The company continues to improve performance and usability on www.invacare.com. In 2008, the company will focus on the implementation of a new website platform and web interface for Invacare.com/Invacare.ca, and Invacare Pro. The goal will be to create a more usable web presence, concentrating on a customer-centric approach that will allow the company to field a user interface that more closely represents customer needs.

Also in 2007, the company continued its strategic advertising campaign in key trade publications that reach the providers of home medical equipment. The company also contributed extensively to editorial coverage in trade publications concerning the products the company manufactures and our representatives attended numerous trade shows and conferences on a national and regional basis in which Invacare products were displayed to providers, health care professionals and consumers.

The company continues to generate greater consumer awareness of its products. This was evidenced by the company’s sponsorship of a variety of wheelchair sporting events and support of various philanthropic causes benefiting the consumers of our products. For the fourteenth consecutive year, Invacare continued as a National Corporate Partner with Easter Seals, one of the most recognized charities in the United States that meets the needs of both children and adults with various types of disabilities. The company also continued its sponsorships of individual wheelchair athletes and teams, including several of the top-ranked male and female racers, hand cyclists, and wheelchair tennis players in the world. In addition, Invacare was the title sponsor for the ninth year in a row of the Invacare World Team Cup of Wheelchair Tennis Tournament, which took place in June in Sweden. The company also continued its support of disabled veterans through its sponsorship of the 27th National Veterans Wheelchair Games, the largest annual wheelchair sports event in the world. The games bring a competitive and recreational sports experience to military service veterans who use wheelchairs for their mobility needs due to spinal cord injury, neurological conditions or amputation.

Europe

The company’s European operations consist primarily of manufacturing, marketing and distribution operations in Western Europe and export sales activities through local distributors elsewhere in the world. The company has a sales force and where appropriate, distribution centers, in the United Kingdom, France, Germany, Belgium, Portugal, Spain, Italy, Denmark, Sweden, Switzerland, Austria, Norway and the Netherlands, and sells through distributors elsewhere in Europe. In markets where the company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to government agencies. In 2007, the continued consolidation of big buying groups tending to develop their business on a European scale has confirmed itself. As a result, Invacare is generalizing the application of pan-European pricing policies.

The company’s top 10 customers accounted for approximately 10% of 2007 net sales. The loss of business of one or more of these customers or buying groups may have a significant impact on the company, although no single customer accounted for more than 3% of the company’s 2007 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

PRODUCT LIABILITY COSTS

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

PRODUCT DEVELOPMENT AND ENGINEERING

Invacare is committed to continuously improving its existing product lines in a focused manner. In 2007, new product development continued to be a focus as part of Invacare’s strategy to gain market share and maintain a competitive advantage along with beginning to globally standardize certain product platforms. To this end, the company introduced several new products and product enhancements. The following are some of the most significant 2007 product developments:

North America/HME

The TDX® Spree, the latest addition to the new TDX Series of power wheelchairs, gives children access to areas that were not previously reachable. It also ensures a smooth ride in everyday terrain. Its center-wheel drive technology gives the driver intuitive maneuverability.  Other distinguishing features include standard five-inch elevating seat, low starting seat-to-floor height of 14 and a 1/2 inches, transport tie-downs and an option of a manual or power tilt.

The Pronto® M51™ power wheelchair with Formula™ CG Powered Tilt offers a full 55-degrees of tilt with a 300 lb. weight capacity that helps to enhance comfort through positioning and pressure relief. True center-wheel drive offers intuitive driving while SureStep® technology allows for smooth, stable driving over thresholds and transitions up to two-inches in height.

The Invacare® Intouch™ Propel™ back is a new general purpose back that is extremely lightweight and comfortable. Installation is easy with little hardware required. Also, the rigid shell coupled with a soft contoured foam cushion provides gentle support and facilitates postural symmetry.

The Lynx™ L-3X compact scooter is a compact, yet powerful scooter that has all of the comforts of a larger scooter, including more travel range, foot space and comfort for a variety of consumers.

The Perfecto2™ oxygen concentrator is the smallest, lightest, quietest and most energy efficient 5-liter concentrator ever produced by Invacare. It is 75% quieter, 25% more energy efficient, 17% lighter and 33% smaller than the Platinum XL concentrator.

The new line of HomeFill® Post Valve cylinders gives portable oxygen patients more choices and flexibility than ever before. The new cylinders expand Invacare’s line of HomeFill cylinders, which already includes integrated continuous flow regulators and integrated pneumatic conservers, thereby meeting the needs of a variety of ambulatory oxygen patients.

The much anticipated XPO2™ portable concentrator recently received 510(K) clearance and is expected to be ready to launch in the first quarter of 2008. The XPO2, named for its extreme portability, is a small, lightweight, durable portable concentrator that is also clinically robust. It will offer a pulse dose oxygen delivery system with settings from one to five, and weigh a mere six pounds.

The Invacare aerosol therapy product line is expanding to better meet both patient and provider needs. New to the line is the Invacare® select aerosol compressor, a simple, yet effective and reliable unit that will be economically priced and packaged with a disposable nebulizer. The select aerosol compressor joins the popular Stratos™ Compact aerosol compressor– now featuring a smaller footprint and reusable nebulizer – and the Stratos™ Portable Plus that now has a higher flow compressor that can drive a standard nebulizer.

Invacare Standard Products will launch a new line of Therapeutic Support Surfaces (TSS).  This line includes the Invacare® Solace™ Foam and Invacare® MicroAir™ Powered TSS Products. These products represent the first time that a complete line of TSS products has been available nationwide under a single trusted brand name. The products offer unique improvements resulting in a line that blends technology with comfort.

The Invacare® Knee Rollator is a great alternative for those who experience discomfort when using crutches.  The Knee Rollator features a comfortable knee pad for resting the injured limb, and it is easily maneuverable with its five-inch front swivel wheels.

The new Veranda™ standard wheelchairs have been designed with durability and value in mind to maximize the provider's return on their investment. Available with a choice of removable or permanent arm styles and a choice of front riggings, the Veranda wheelchairs accommodate the needs of the market. These economical wheelchairs are practical, yet sleek, with powder coated steel frames and durable nylon upholstery.

Asia/Pacific

Asia/Pacific continued various range extensions and design improvements to products during 2007 as well as new scooter controllers such as the controllers for Invacare’s MK6i™ product range.

Europe

During 2007, Europe introduced fourteen new products.  The following are some of the most significant 2007 product developments:

Action Vertic® is a new manually driven wheelchair featuring an electrically driven standing device. In fact, the wheelchair has been designed for active users who want to combine active drive and when needed, be able to stand up being supported by the standing device.

Action 3 Junior® is a lightweight, foldable pediatric wheelchair designed for children aged between 3 and 15 years. Action 3 Junior® has been developed to match the individual needs of the child and can grow as they grow. As a child’s needs change, the Action 3 Junior® offers a large range of options to accompany the child in their development to provide the necessary clinical support.

Rea® Azalea™ Tall is specially designed to meet the needs of tall users who require a “Tilt in Space Wheelchair” with a longer seat support. Adapted from the Rea® Azalea™, the Rea® Azalea™ Tall boasts all the advantages of a reliable, tilting wheelchair and offers a unique weight-shifting mechanism.

Kuschall’s R-33 is a new high active wheelchair based on K-Series’ concept with either an integrated central suspension or a fixed seat support, depending on the customer’s needs.

The Invacare® Rea Spin x™ is a lightweight foldable wheelchair for the middle active segment. The wheelchair features an inbuilt postural frame with a fully adjustable seat for ergonomic seating posture for the user. The wheelchair is made of lightweight materials and is equipped with a dual folding mechanism to allow transportation with ease.

Invacare® Leo™ is a 4-wheel scooter designed for all those that value their independence and wish to get out and about unaided. Safety is a key feature of the Invacare® Leo™, but this does not detract from its stylish and sporty looks. Invacare® Leo™ offers users the freedom and confidence to enjoy their essential daily outings and leisure excursions.

Invacare® Lynx™ is the portable micro scooter which eases your way to independency. The Invacare® Lynx™ helps to accomplish daily activities effortlessly. Thanks to its micro proportions and its light weight, it fits easily in the trunk of a car and is straightforward to dismantle.

The Invacare®  twilight™ Mask designed  by patients for patients is the ideal mask for users that require nasal ventilation with CPAP or BiPAP and offers optimum compliance for those suffering from sleep and breathing disorders. This uniquely comfortable design offers an innovative, multi-patented mask that not only maximizes comfort and ease of use but also has effective sealing and total stability. The Twilight™ is available in three sizes. Each mask can be easily altered to comfortably fit the face, thanks to an adjustable forehead support.

Alber’s Quix Q10 is the first auxiliary drive for manual wheelchairs that can steer with a handlebar like a bike. This makes it extremely simple to operate and highly maneuverable. It is a power add-on drive with tiller control and is easy to handle because of the new handle bar, fits to almost every wheelchair, driving range up to 15 km (9.4 miles), very swift for indoor use, easy to dismantle and ideal for transporting.

An “electronic spare part list” has been introduced across the European Invacare after sales service departments, which improves product spare part selection and improves customer service.

MANUFACTURING AND SUPPLIERS

The company’s objective is to continue to reduce costs through facility consolidation and headcount reductions along with reducing fixed costs through transitioning to more assembly operations while maintaining the highest quality supply chain in the industry. The company seeks to achieve this objective through a strategic combination of Invacare manufacturing facilities, contract manufacturing facilities, and key suppliers. The operational strategy further supports the marketing strategy with flexible providers of new and modified products that respond to the demands of the market.

The supply chain is focused on providing custom, configured, made-to-order products from facilities close to the customers in each of its major markets. As strategic choices are made globally, those facilities that remain in higher-cost regions of North America and Europe will be very focused factories that provide these specific competitive advantages to the marketing and sales teams.

The company continues to place specific emphasis on shifting production over the next few years to Asian sourcing opportunities, including China and India, which is a component of the company’s multi-year manufacturing and distribution strategy and supports the company-wide cost reduction goals. Access to sourcing opportunities has been facilitated by our establishment of a full test and design engineering facility in our location in Suzhou, China. In Asia, Invacare manufactures products with intellectual property and high value add margins that serve local market opportunities through our wholly owned factory in Suzhou, Jiangsu Province, China. The Suzhou facility supplies products to the major regions of the world served by Invacare: North America, Europe and Asia/Pacific.

Best practices in lean manufacturing are used throughout the operations to eliminate waste, shorten lead times, optimize inventory, improve productivity, drive quality and engage supply chain associates in the definition and implementation of needed change.

The company purchases raw materials, components, sub-assemblies, and finished goods from a variety of suppliers globally. The company’s Hong Kong-based Asian sourcing and purchasing office has proven to be a significant asset to our supply chain through its development and management of suppliers across Asia. Where appropriate, Invacare utilizes contracts with suppliers in all regions to increase the guarantees of delivery, cost, quality and responsiveness. In those situations where contracts are not advantageous, Invacare works to manage multiple sources of supply and relationships that provide increased flexibility to the supply chain.

North America

The company has focused its factories in North America on the final assembly of powered mobility and custom manual wheelchairs, the fully integrated manufacture of homecare and institutional care beds, the final assembly of respiratory products and the integrated component fabrication, painting, and final assembly of a variety of standard manual wheelchairs and commodes. The company operates four major factories located in Elyria, Ohio; Sanford, Florida; London, Ontario and Reynosa, Mexico.

Asia/Pacific

The company continues to aggressively integrate its operations in Australia to maximize the leverage of operational efficiencies.

Europe

The company has eleven manufacturing facilities spread throughout Europe with a capability to manufacture patient aid, wheelchair, powered mobility, bath safety, beds and patient transport products. The European manufacturing and logistics facilities are focused on accelerating opportunities for streamlining to gain significant synergies in cost and quality over the next few years.

GOVERNMENT REGULATION

The company is directly affected by government regulation and reimbursement policies in virtually every country in which it operates. Government regulations and health care policy differ from country to country, and within some countries (most notably the U.S., European Union, Australia, Canada and increasingly Asia), from state to state or province to province. Changes in regulations and health care policy take place frequently and can impact the size, growth potential and profitability of products sold in each market.

 In the U.S., the growth of health care costs has increased at rates in excess of the rate of inflation and as a percentage of GDP for several decades. A number of efforts to control the federal deficit have impacted reimbursement levels for government sponsored health care programs and private insurance companies often imitate changes made in federal programs. Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain and thus, affect the product mix, pricing and payment patterns of the company’s customers who are the HME providers.

The company continues its pro-active efforts to shape public policy that impacts home and community-based, non-acute health care. The company is currently very active with federal legislation and regulatory policy makers. Invacare believes that these efforts give the company a competitive advantage in two ways. First, customers frequently express appreciation for our efforts on behalf of the entire industry. Second, sometimes the company has the ability to anticipate and plan for changes in public policy, unlike most other HME manufacturers who must react to change after it occurs.

The Safe Medical Devices Act of 1990 and Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetics Act of 1938 (the “Acts”) provide for regulation by the United States Food and Drug Administration (the “FDA”) of the manufacture and sale of medical devices. Under the Acts, medical devices are classified as Class I, Class II or Class III devices. The company’s principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and record keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices must comply with product design and manufacturing controls established by the FDA. Domestic and foreign manufacturers of medical devices distributed commercially in the U.S. are subject to periodic inspections by the FDA. Furthermore, state, local and foreign governments have adopted regulations relating to the design, manufacture and marketing of health care products. During the past two years, the company was inspected by the FDA at eight domestic and foreign locations, with no adverse inspectional findings noted. In addition, the management systems of all locations required to meet ISO 13485 requirements for Canada, Europe and other foreign markets were inspected during 2007 and found to be certifiable.

From time to time, the company may undertake voluntary recalls or field corrective actions of our products to maintain ongoing customer relationships and to enhance its reputation for adhering to high standards of quality and safety. None of the company’s actions has been classified by the FDA as high risk (Class I). The company continues to strengthen its programs to better ensure compliance with applicable regulations, particularly those which could have a material adverse effect on the company.

The company occasionally sponsors clinical studies, usually involving its respiratory or sleep products. These studies have historically been non-significant risk studies with human subjects. Effective December 27, 2007, such studies, their protocols, participant criteria and all results, must be registered in the Clinical Registry managed by the National Institutes of Health and available to the public via the Internet, according to a new law that was part of the FDA Amendments Act signed September 27, 2007 (Public Law 110-85).

Although there are a number of reimbursement related issues in most of the countries in which Invacare competes, the issues of primary importance are currently in the United States. There are two critical issues for Invacare: eligibility for reimbursement for power wheelchairs for elderly patients and the provisions of the 2003 legislation related to prescription drug coverage under Medicare. With regard to power wheelchairs, the Centers for Medicare and Medicaid Services, or “CMS,” implemented in late 2006 a series of changes to the eligibility, documentation, codes and payment rules that has impacted the predictability and access to this benefit. Invacare and the home care industry are working hard to convince the CMS and the Bush administration to make pragmatic changes that are consistent with industry practices, to afford seniors appropriate access to their home medical equipment. With regard to the 2003 legislation, CMS is now implementing a "competitive acquisition" program in ten large metropolitan areas, beginning July 1, 2008.  An additional 70 metropolitan areas also will participate in this program, beginning sometime in 2009.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In 2009, the competitive bidding program will be extended to 70 of the largest metropolitan regions. In early 2006, Congress passed the Deficit Reduction Act which includes payment cuts to home oxygen that will take effect in January 2009.

Although none of these changes are beneficial to the home care industry, the company believes that it can still grow and thrive in this environment. The home care industry has not received any cost-of-living adjustments over the last few years and will try to respond with improved productivity to address the lack of support from Congress. In addition, the company’s new products (for example, the HomeFill™ low-cost oxygen delivery system), can help address the cuts the home care provider has to endure. Moreover, effective January 1, 2007, Medicare provided for increased payment for this new technology which further enhances the cost advantages this technology offers.  The company will continue to focus on developing products that help the provider improve profitability. Additionally, the company plans to accelerate our activities in China to make sure that the company is one of the lowest cost manufacturers and distributors to the home care provider.

BACKLOG

The company generally manufactures most of its products to meet near-term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular product nor does it believe that backlog is a significant factor for its business.

EMPLOYEES

As of December 31, 2007, the company had approximately 5,700 employees.

FOREIGN OPERATIONS AND EXPORT SALES

The company also markets its products for export to other foreign countries. In 2007, the company had product sales in over 80 countries worldwide. For information relating to net sales, operating income and identifiable assets of the company’s foreign operations, see Business Segments in the Notes to the Consolidated Financial Statements.

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

FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “forecast”, “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: possible adverse effects of being substantially leveraged, which could impact our ability to raise capital, limit our ability to react to changes in the economy or our industry or expose us to interest rate or event of default risks; changes in government and other third-party payor reimbursement levels and practices; consolidation of health care providers and our competitors; loss of key health care providers; ineffective cost reduction and restructuring efforts; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; extensive government regulation of our products; lower cost imports; increased freight costs; failure to comply with regulatory requirements or receive regulatory clearance or approval for our products or operations in the United States or abroad; potential product recalls; uncollectible accounts receivable; difficulties in implementing a new Enterprise Resource Planning system; legal actions or regulatory proceedings and governmental investigations; product liability claims; inadequate patents or other intellectual property protection; incorrect assumptions concerning demographic trends that impact the market for our products; provisions of Ohio law or in our debt agreements, our shareholder rights plan or our charter documents that may prevent or delay a change in control; the loss of the services of our key management and personnel; decreased availability or increased costs of raw materials which could increase our costs of producing our products; inability to acquire strategic acquisition candidates because of limited financing alternatives; risks inherent in managing and operating businesses in many different foreign jurisdictions; exchange rate fluctuations, as well as the risks described from time to time in Invacare’s reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

Reduced government reimbursement levels and changes in reimbursement policies have in the past added, and could continue to add, significant pressure to the company’s revenues and profitability. Effective November 15, 2006, the CMS reduced the maximum reimbursement amount for power wheelchairs under Medicare by up to 28%, and implemented a series of other administrative changes that makes it more difficult for customers to provide power wheelchairs. Additionally, the Deficit Reduction Act of 2005 includes payment cuts for home oxygen equipment that will take effect in January 2009.

Largely as a consequence of the announced reimbursement reductions and the uncertainty created thereby, North American net sales were lower in 2007 and 2006 as compared to 2005 and Asia/Pacific sales were also negatively impacted as the U.S. reimbursement uncertainty in the power wheelchair market resulted in decreased sales of microprocessor controllers by the company’s Dynamic Controls subsidiary. Sales of respiratory products were particularly affected by the changes. Small and independent provider sales declined as these dealers slowed their purchases of the company’s HomeFill™ oxygen system product line, in part, until they had a clearer view of future oxygen reimbursement levels. Furthermore, a study issued by the Office of Inspector General or “OIG,” in September 2006 suggested that $3.2 billion in savings could be achieved over five years by reducing the reimbursed rental period from three years (the reimbursement period under current law) to 13 months.

 During 2007, the U.S. House of Representatives and U.S. Senate each drafted Medicare provisions that were not passed into law.  The House package included a proposal to reduce the home oxygen rental cap to 18 months, with an exemption for new technology such as Invacare’s Homefill system and portable oxygen concentrators.  The Senate package would have made payment cuts to traditional home oxygen equipment, but would have retained current payment levels for new oxygen technology such as the Homefill system and portable oxygen concentrators.  While it is unclear whether Congress will pass a Medicare bill this year, we expect Congress to continue consideration of these proposals in 2008.  The uncertainty created by these announcements may negatively impact the home oxygen equipment market.

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

Medicare will institute a new competitive bidding program for various items in ten large metropolitan areas beginning July 1, 2008. This program is designed to reduce Medicare payment levels for items that the Medicare program spends the most money on under the home medical equipment benefit, including oxygen and power wheelchairs. This new program will eliminate some providers from the competitive bidding markets, because only those providers who are chosen to participate (based largely on price) will be able to provide beneficiaries with items included in the bid. Medicare will be expanding the program to an additional 70 metropolitan areas in 2009. In addition, in 2009, Medicare has the authority to apply bid rates from bidding areas in non-bid areas. The competitive bidding program will result in reduced payment levels, that will vary by product category and by metropolitan area, and will depend in large part upon the level of bids the company’s customers submit in an effort to ensure they become approved contract suppliers. It is difficult to predict the specific reductions in payment levels that will result from this process.

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

The impact of all the changes discussed above is uncertain and could have a material adverse effect on the company’s business, financial condition and results of operations.

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

In response to the reductions in Medicare power wheelchair and oxygen reimbursement levels and other governmental and third party payor pricing pressures and competitive pricing pressures, the company initiated cost reduction efforts and continues to implement further reductions. The company may not be successful in achieving the operating efficiencies and operating cost reductions expected from these efforts, including the estimated cost savings described above, and the company may experience business disruptions associated with the restructuring and cost reduction activities, including the restructuring activities previously announced and, in particular, the company’s facility consolidations initiated in connection with these activities. These efforts may not produce the full efficiency and cost reduction benefits that the company expects. Further, these benefits may be realized later than expected, and the costs of implementing these measures may be greater than anticipated. If these measures are not successful, the company intends to undertake additional cost reduction efforts, which could result in future charges. Moreover, the company’s ability to achieve other strategic goals and business plans and the company’s financial performance may be adversely affected and the company could experience business disruptions with customers and elsewhere if the company’s cost reduction and restructuring efforts prove ineffective.

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

The company received a subpoena in 2006 from the U.S. Department of Justice seeking documents relating to three long-standing and well-known promotional and rebate programs maintained by the company. The company believes the programs described in the subpoena are in compliance with all applicable laws and the company is cooperating fully with the government investigation which is currently being conducted out of Washington, D.C. There can be no assurance that the company’s business or financial condition will not be adversely affected by the government investigation.

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

Lower cost imports sourced from Asia may negatively impact the company’s sales volumes. Competition from these products may force the company to lower our prices, cutting into the company’s profit margins and reducing the company’s overall profitability. Asian goods had a particularly strong negative impact on the company’s sales of Standard Products (this category includes products such as manual wheelchairs, canes, walkers and bath aids) during 2006 and 2007.

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

If the FDA requires the company to obtain pre-marketing clearances for any modification to a previously cleared device, the company may be required to cease manufacturing and marketing the modified device or to recall the modified device until the company obtains FDA clearance and the company may be subject to significant regulatory fines or penalties. In addition, the FDA may not clear these submissions in a timely manner, if at all. The FDA also may change its policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay pre-market clearance of the company’s devices, or could impact the company’s ability to market a device that was previously cleared. Any of the foregoing could adversely affect the company’s business.

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

The company has a large balance of accounts receivable and has established a reserve for the portion of such accounts receivable that the company estimates will not be collected because of the company’s customers’ non-payment. The reserve is based on historical trends and current relationships with the company’s customers and providers. Changes in the company’s collection rates can result from a number of factors, including turnover in personnel, changes in the payment policies or practices of payors or changes in industry rates or pace of reimbursement. As a result of recent changes in Medicare reimbursement regulations, specifically changes to the qualification processes and reimbursement levels of consumer power wheelchairs and custom power wheelchairs, the business viability of several of the company’s customers has become questionable. The company’s reserve for uncollectible receivables has fluctuated in the past and will continue to fluctuate in the future. Changes in rates of collection or fluctuations, even if they are small in absolute terms, could require the company to increase its reserve for uncollectible receivables beyond its current level. The company has reviewed the accounts receivables associated with many of its customers that are most exposed to these issues. As part of the company’s 2006 financial results, the company recorded an incremental accounts receivable reserve of $26.8 million and continues to closely monitor collections and the credit-worthiness of the company’s customers.  Total provision for bad debt for the company in 2006 was $37.7 million.  In addition, during 2007, the company provided for an additional bad debt reserve of $11.9 million.

Difficulties in implementing a new Enterprise Resource Planning system have disrupted the company’s business.

During the fourth quarter of 2005, the company implemented the second phase of the company’s Enterprise Resource Planning, or “ERP,” system. Primarily as a result of the complexities and business process changes associated with this implementation, the company encountered a number of issues related to the start-up of the system, including difficulties in processing orders, customer disruptions and the loss of some business. While the company believes that the difficulties associated with implementing and stabilizing the company’s ERP system were temporary and have been addressed, there can be no assurance that the company will not experience additional ongoing disruptions or inefficiencies in the company’s business operations as a result of this new system implementation, the final phases of which are to be completed in 2008 or 2009.

The company may be adversely affected by legal actions or regulatory proceedings.

The company may be subject to claims, litigation or other liabilities as a result of injuries caused by allegedly defective products, acquisitions the company has completed or in the intellectual property area. Any such claims or litigation against the company, regardless of the merits, could result in substantial costs and could harm the company’s business. Intellectual property litigation or claims also could require the company to:

•	cease manufacturing and selling any of the company’s products that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right alleged to have been infringed, which license may not be available on commercially reasonable terms, if at all; or

•	redesign or rename the company’s products, which may not be possible, and could be costly and time consuming.

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

The company has two classes of common stock. The Common Shares have one vote per share and the Class B Common Shares have 10 votes per share. As of January 1, 2008 the company’s chairman and CEO, Mr. A. Malachi Mixon, III, and certain members of management beneficially own up to approximately 34% of the combined voting power of the company’s Common Shares and Class B Common Shares and could influence the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the company’s assets. They will also have the power to influence or make more difficult a change in control. The interests of Mr. Mixon and his relatives may differ from the interests of the other shareholders and they may take actions with which some shareholders may disagree.  Mr. Mixon, however, is committed to the long-term interests of all shareholders.

Decreased availability or increased costs of raw materials could increase the company’s costs of producing its products.

The company purchases raw materials, fabricated components and services from a variety of suppliers. Raw materials such as plastics, steel, and aluminum are considered key raw materials. Where appropriate, the company employs contracts with its suppliers, both domestic and international. In those situations in which contracts are not advantageous, the company believes that its relationships with their suppliers are satisfactory and that alternative sources of supply are readily available. From time to time, however, the prices and availability of these raw materials fluctuate due to global market demands, which could impair the company’s ability to procure necessary materials, or increase the cost of these materials. Inflationary and other increases in costs of these raw materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas. A reduction in the supply or increase in the cost of those raw materials could impact the company’s ability to manufacture its products and could increase the cost of production. As an example, the increased inflation in China has and will probably continue to impact the faster appreciation of the Yuan as well as have an unfavorable impact on the cost of key commodities, such as steel and aluminum. These impacts can have a negative impact on the profits of the company if these increases cannot be passed onto our customers.

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

The company’s revenues and profits are subject to exchange rate fluctuations that could adversely affect its results of operations or financial position.

Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. The functional currency of the company’s subsidiaries outside the United States is the predominant currency used by the subsidiaries to transact business. Through the company’s international operations, the company is exposed to foreign currency fluctuations, and changes in exchange rates can have a significant impact on net sales and elements of cost.

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

Certain provisions of the company’s debt agreements, its charter documents, its shareholder rights plan and Ohio law could delay or prevent the sale of the company.

Provisions of the company’s debt agreements, its charter documents, its shareholder rights plan and Ohio law may make it more difficult for a third party to acquire, or attempt to acquire, control of the company even if a change in control would result in the purchase of shares of the company at a premium to market price.  In addition, these provisions may limit the ability of shareholders of the company to approve transactions that they may deem to be in their best interest.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The company owns or leases its warehouses, offices and manufacturing facilities and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2007 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company included in this report and in the table below:

North American/HME Operations	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Alexandria, Virginia	230	September 2008	None	Offices
Alpharetta, Georgia	11,605	December 2008	None	Warehouse and Offices
Arlington, Texas	63,626	May 2011	None	Warehouse
Atlanta, Georgia	91,418	April 2011	One (3 yr.)	Warehouse and Offices
Augusta, Georgia	3,200	September 2008	Two (1 yr.)	Warehouse and Offices
Edison, New Jersey	75,291	March 2010	None	Warehouse and Offices
Elyria, Ohio
—Taylor Street	251,656	Own	—	Manufacturing and Offices
—Cleveland Street	141,657	November 2010	None	Warehouse
—One Invacare Way	50,000	Own	—	Headquarters
—1320 Taylor Street	30,000	January 2010	One (5 yr.)	Offices
—1160 Taylor Street	4,800	Own	—	Warehouse and Offices
Hong Kong, China	2,557	December 2009	None	Offices
Kirkland, Quebec	26,196	November 2010	One (5 yr.)	Manufacturing, Warehouse and Offices

North American/HME Operations	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Marlboro, New Jersey	2,800	Month to Month	None	Offices
Mississauga, Ontario	26,530	November 2011	Two (5 yr.)	Warehouse and Offices
Morton, Minnesota	26,900	June 2009	Two (4 yr.)	Manufacturing, Warehouse and Offices
North Ridgeville, Ohio	152,861	Own	—	Manufacturing, Warehouses and Offices
North Ridgeville, Ohio	33,000	Month to Month	None	Offices
Pharr, Texas	2,672	Month to Month	—	Warehouse
Pinellas Park, Florida	11,400	July 2008	None	Manufacturing and Offices
Pinellas Park, Florida	3,200	July 2008	One (1 yr.)	Manufacturing
Reynosa, Mexico	152,256	Own	—	Manufacturing and Offices
Richardson, Texas	7,920	December 2008	None	Warehouse and Offices
Sacramento, California	26,900	May 2008	One (3 yr.)	Manufacturing, Warehouse and Offices
Sanford, Florida	116,272	Own	—	Manufacturing and Offices
Scarborough, Ontario	5,428	February 2011	None	Manufacturing and Offices
Simi Valley, California	38,501	February 2009	Two (5 yr.)	Manufacturing, Warehouse and Offices
Spicewood, Texas	6,500	Month to Month	None	Manufacturing and Offices
Suzhou, China	45,208	May 2008	None	Manufacturing and Offices
Tonawanda, New York	7,515	March 2008	None	Warehouse and Offices
Traverse City, Michigan	1,344	Month to Month	None	Manufacturing and Offices
Vaughan, Ontario	19,063	June 2008	None	Manufacturing and Offices
Vaughan, Ontario	7,574	December 2010	None	Manufacturing and Offices
Invacare Supply Group
Atlanta, Georgia	45,866	May 2008	None	Warehouse and Offices
Grand Prairie, Texas	43,754	April 2008	One (3 yr.)	Warehouse and Offices
Jamesburg, New Jersey	83,200	November 2009	One (5 yr.)	Warehouse and Offices
Milford, Massachusetts	28,700	December 2015	None	Offices
Rancho Cucamonga, California	55,890	June 2009	None	Warehouse and Offices
South Bend, Indiana	48,000	August 2008	Two (5 yr.)	Warehouse
Elkhart, Indiana	43,268	October 2009	Two (5 yr.)	Manufacturing, Warehouses and Offices
London, Ontario	103,200	Own	—	Manufacturing and Offices
London, Ontario	5,648	Month to Month	—	Warehouse
Overland, Missouri	7,500	Month to Month	None	Offices
Asia/Pacific Operations
Adelaide, Australia	9,601	December 2010	One (3 yr.)	Manufacturing, Warehouse and Offices
Auckland, New Zealand	30,518	September 2008	Two (3 yr.)	Manufacturing, Warehouse and Offices
Brisbane, Australia	2,640	December 2008	One (3 yr.)	Warehouse and Offices
Broadview, Australia	16,146	October 2011	One (5 yr.)	Manufacturing, Warehouse and Offices
Christchurch, New Zealand	15,683	December 2014	Two (6 yr.)	Offices
Christchurch, New Zealand	80,213	December 2008	One (3 yr.)	Manufacturing, Warehouse and Offices
Melbourne, Australia	16,006	December 2012	One (5 yr.)	Manufacturing, Warehouse and Offices
Newtown, Australia	721	March 2008	One (1 yr.)	Retail
North Olmsted, Ohio	2,280	October 2008	One (3yr.)	Offices
Southport, Australia	1,119	Month to Month	One (3 yr.)	Retail
Stafford, Australia	2,906	May 2008	Open	Warehouse

Asia/Pacific Operations	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Suzhou, China	41,290	June 2010	—	Manufacturing and Offices
Sydney, Australia	42,477	February 2009	Two (3 yr.)	Warehouse and Offices
Taipei, Taiwan	2,153	June 2008	—	Offices
Taipei, Taiwan	845	July 2008	—	Offices
Windsor, Australia	20,312	October 2008	Open	Manufacturing, Warehouse and Offices
Windsor, Australia	883	October 2008	Open	Manufacturing
Windsor, Australia	1,119	March 2008	Open	Manufacturing
Windsor, Australia	3,014	October 2008	Open	Retail
Windsor, Australia	3,498	March 2008	Open	Warehouse
Worcester, United Kingdom	15,865	June 2013	Two (6 yr.)	Warehouse and Offices
European Operations
Albstadt, Germany	78,494	February 2018	Two (5 yr.)	Manufacturing, Warehouse and Offices
Anderstorp, Sweden	47,560	Own	—	Manufacturing, Warehouse and Offices
Bergen, Norway	1,076	April 2009	One (5 yr.)	Warehouse and Offices
Bridgend, Wales	131,522	Own	—	Manufacturing, Warehouse and Offices
Brondby, Denmark	8,342	June 2008	One (1 yr.)	Warehouse and Offices
Cardiff, Wales	31,000	December 2011	One (5 yr.)	Warehouse and Offices
Dio, Sweden	107,600	Own	—	Manufacturing, Warehouse and Offices
Dublin, Ireland	5,000	December 2024	Three (5 yr.)	Warehouse and Offices
Ede, The Netherlands	12,917	May 2009	One (5 yr.)	Warehouse
Ede, The Netherlands	4,628	November 2011	One (5 yr.)	Offices
Ede, The Netherlands	4,628	May 2011	One (5 yr.)	Offices
Fondettes, France	122,915	Own	—	Manufacturing
Fondettes, France	109,706	Own	—	Warehouse and Offices
Girona, Spain	13,600	November 2011	One (1 yr.)	Warehouse and Offices
Gland, Switzerland	5,533	September 2008	One (5 yr.)	Offices
Gland, Switzerland	1,292	September 2008	One (4 yr.)	Offices
Goteberg, Sweden	7,500	June 2009	One (3 yr.)	Warehouse and Offices
Hong, Denmark	155,541	Own	—	Manufacturing, Warehouse and Offices
Isny, Germany	40,000	Own	—	Manufacturing, Warehouses and Offices
Isny, Germany	885	November 2009	None	Warehouse
Landskrona, Sweden	3,099	April 2008	One (3 yr.)	Warehouse
Loppem, Belgium	17,539	March 2009	One (3 yr.)	Warehouse and Offices
Mondsee, Austria	2,153	March 2008	One (3 yr.)	Warehouse and Offices
Oporto, Portugal	27,800	Own	—	Manufacturing, Warehouse and Offices
Oskarshamn, Sweden	3,551	December 2008	One (1 yr.)	Warehouse
Oslo, Norway	36,414	August 2011	None	Warehouse and Offices
Porta Westfalica, Germany	134,563	October 2021	After 17 yrs	Manufacturing, Warehouse and Offices
Spanga, Sweden	3,228	June 2010	One (3 yr.)	Warehouse and Offices
Spanga, Sweden	16,140	Own	—	Warehouse and Offices
St. Cyr sur Loire, France	538	Own	—	Offices
Thiene, Italy	21,520	Own	—	Warehouse and Offices
Tours, France	6,626	Own	—	Warehouse and Offices
Trondheim, Norway	3,229	November 2010	One (3 yr.)	Services and Offices
Witterswil, Switzerland	40,328	March 2015	One (5 yr.)	Manufacturing, Warehouse, and Offices
Witterswil, Switzerland	1,954	February 2009	—	Warehouse

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

The company received a subpoena in 2006 from the U.S. Department of Justice seeking documents relating to three long-standing and well-known promotional and rebate programs maintained by the company. The company believes that the programs described in the subpoena are in compliance with all applicable laws and the company has cooperated fully with the government investigation.  The company has had no communication with the U.S, Department of Justice concerning this matter in over a year.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2007, no matter was submitted to a vote of the company’s security holders.

Executive Officers of the Registrant.*

The following table sets forth the names of the executive officers of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name	Age	Position
A. Malachi Mixon, III	67	Chairman of the Board of Directors and Chief Executive Officer
Gerald B. Blouch	61	President, Chief Operating Officer and Director**
Gregory C. Thompson	52	Senior Vice President and Chief Financial Officer**
Dale C. LaPorte	66	Senior Vice President — Business Development, General Counsel and Secretary
Joseph B. Richey, II	71	President — Invacare Technologies, Senior Vice President — Electronics and Design Engineering and Director
Louis F.J. Slangen	60	Senior Vice President — Global Market Development
Joseph S. Usaj	56	Senior Vice President — Human Resources
____________
*	The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.
**
As previously announced, Mr. Thompson has resigned from his employment with the company, effective as of March 1, 2008, for another opportunity.  Effective March 1, 2008, Mr. Blouch will assume the additional responsibilities of acting Chief Financial Officer.

A. Malachi Mixon, III has been a director since 1979. Mr. Mixon has been Chief Executive Officer since 1979 and Chairman of the Board since 1983 and also served as President until 1996, when Gerald B. Blouch, Chief Operating Officer, was elected President. Mr. Mixon serves as a director of The Sherwin-Williams Company (NYSE), Cleveland, Ohio, a manufacturer and distributor of coatings and related products. Mr. Mixon also serves as Chairman of the Board of Trustees of The Cleveland Clinic Foundation, Cleveland, Ohio, one of the world’s leading academic medical centers.

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

Joseph B. Richey, II has been a director since 1980 and in September 1992 was named President — Invacare Technologies and Senior Vice President — Electronics and Design Engineering. Previously, Mr. Richey was Senior Vice President of Product Development from July 1984 to September 1992 and Senior Vice President and General Manager of North American Operations from September 1989 to September 1992. Mr. Richey also serves as a director of Steris Corporation (NYSE), Cleveland, Ohio, a manufacturer and distributor of medical sterilizing equipment and is a member of the Board of Trustees for Case Western Reserve University and The Cleveland Clinic Foundation.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Invacare’s Common Shares, without par value, trade on the New York Stock Exchange (NYSE) under the symbol “IVC.” Ownership of the company’s Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The number of record holders of the company Common Shares and Class B Common Shares at February 22, 2008 was 3,707 and 24, respectively. The closing sale price for the Common Shares on February 22, 2008 as reported by NYSE was $24.27. The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares and dividends in each of the two most recent fiscal years were as follows:
	2007			2006
Quarter Ended:	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
December 31	$27.48	$23.18	$0.0125	$25.27	$21.39	$0.0125
September 30	25.51	18.00	0.0125	25.59	20.18	0.0125
June 30	19.32	17.35	0.0125	31.16	24.84	0.0125
March 31	24.45	17.42	0.0125	35.12	30.32	0.0125

During 2007 and 2006, the Board of Directors also declared dividends of $0.045 per Class B Common Share. For information regarding limitations on the payment of dividends in the company loan and note agreements, see Long Term Debt in the Notes to the Consolidated Financial Statements included in this report. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly cumulative total return on Invacare’s common shares against the yearly cumulative total return of the companies listed on the Standard & Poor’s 500 Stock Index, the Russell 2000 Stock Index and the S&P Healthcare Equipment & Supplies Index*.

$250
$200
$150
$100
$50
$0
12/02
12/03
12/04
12/05
12/06
12/07
Invacare Corporation
S&P 500
Russell 2000
S & P Healthcare Equipment & Supplies

*	The S&P Healthcare Equipment & Supplies Index is a capitalization-weighted average index comprised of health care companies in the S&P 500 Index.

The graph assumes $100 invested on December 31, 2002 in the common shares of Invacare Corporation, S&P 500 Index, Russell 2000 Index and the S&P Healthcare Equipment & Supplies Index, including reinvestment of dividends, through December 31, 2007.

The following table presents information with respect to repurchases of common shares made by the company during the three months ended December 31, 2007. All of the repurchased shares were surrendered to the company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the company’s 2003 Performance Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
10/1/2007-10/31/07	—	$—	—	—
11/1/2007- 11/30/07	6,226	25.46	—	—
12/1/2007-12/31/07	—	—	—	—
Total	6,226	$25.46	—	—

On August 17, 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares. To date, the company has purchased 637,100 shares with authorization remaining to purchase 1,362,900 more shares. The company purchased no shares pursuant to this Board authorized program during 2007.

Item 6.  Selected Financial Data.

The selected consolidated financial data set forth below with respect to the company’s consolidated statements of operations, cash flows and shareholders’ equity for the fiscal years ended December 31, 2007, 2006 and 2005, and the consolidated balance sheets as of December 31, 2007 and 2006 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of earnings, cash flows and shareholders’ equity data for the fiscal years ended December 31, 2004 and 2003 and consolidated balance sheet data for the fiscal years ended December 31, 2005, 2004 and 2003 are derived from the company’s previously filed Consolidated Financial Statements. The data set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.
	2007 *	2006 **	2005 ***	2004	2003
	(In thousands, except per share and ratio data)
Earnings
Net Sales	$1,602,237	$1,498,035	$1,529,732	$1,403,327	$1,247,176
Net Earnings (loss)	1,190	(317,774)	48,852	75,197	71,409
Net Earnings (loss) per Share — Basic	0.04	(10.00)	1.55	2.41	2.31
Net Earnings (loss) per Share — Assuming Dilution	0.04	(10.00)	1.51	2.33	2.25
Dividends per Common Share	0.05	0.05	0.05	0.05	0.05
Dividends per Class B Common Share	0.04545	0.04545	0.04545	0.04545	0.04545
Balance Sheet
Current Assets	$591,085	$655,758	$594,466	$565,151	$474,722
Total Assets	1,500,042	1,490,451	1,646,772	1,628,124	1,108,213
Current Liabilities	326,611	447,976	356,707	258,141	223,488
Working Capital	264,474	207,782	237,759	307,010	251,234
Long-Term Debt	513,342	448,883	457,753	547,974	232,038
Other Long-Term Obligations	106,046	107,223	78,619	67,566	34,383
Shareholders’ Equity	554,043	486,369	753,693	754,443	618,304
Other Data
Research and Development Expenditures	$22,491	$22,146	$23,247	$21,638	$19,130
Capital Expenditures	20,068	21,789	30,924	41,757	28,882
Depreciation and Amortization	43,717	39,892	40,524	32,316	27,235
Key Ratios
Return on Sales %	0.1	(21.2)	3.2	5.4	5.7
Return on Average Assets %	0.1	(20.3)	3.0	5.5	7.1
Return on Beginning Shareholders’ Equity %	0.2	(42.2)	6.5	12.2	14.9
Current Ratio	1.8:1	1.5:1	1.7:1	2.2:1	2.1:1
Debt-to-Equity Ratio	0.9:1	0.9:1	0.6:1	0.7:1	0.4:1
__________
*
Reflects restructuring charge of $11,408 ($10,478 after tax or $.33 per share assuming dilution), $13,408 expense related to finance charges, interest and fees associated with the company’s previously reported debt covenant violations ($13,408 after tax or $.42 per share assuming dilution).

**
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

***	Reflects restructuring charge of $7,533 ($5,160 after tax or $0.16 per share assuming dilution).

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK

Cost reduction initiatives were the company’s primary focus during 2007 and will continue to be a priority in 2008.  The successful implementation of the 2007 cost reductions improved the company’s operating margin by approximately $40 million.  These initiatives included:

·         Product line rationalization;

·         Expanded outsourcing;

·         Rationalization of facilities;

·         Supply chain simplification / rationalization; and

·         Organization and infrastructure rationalization.

The incremental annualized savings from these initiatives should improve the company’s operating margins in 2008 by approximately $15 million.  In addition, the company has identified new cost reduction initiatives which should result in additional savings in 2008 of at least $20 million.  However, it is anticipated that the benefit to operating margins realized from these initiatives will be tempered by continuing reimbursement uncertainties, primarily the implementation of competitive bidding in the U.S., and continued global pricing pressures in the industry.

With these factors in mind, the company anticipates organic net sales growth of 4% to 5%, excluding the impact from acquisitions and foreign currency translation adjustments.  Earnings and cash flow for 2008 are expected to be consistent with the guidance provided in the company’s January 30, 2008 press release.  In addition, quarterly earnings before taxes are expected to improve in each quarter of 2008 when compared to the same periods of 2007, with the majority of the earnings growth occurring in the second half of the year.

RESULTS OF OPERATIONS

2007 Versus 2006

Charge Related to Restructuring Activities.  The company achieved its cost reduction and profit improvement initiatives established at the beginning of 2007, which included:  product line rationalization, expanded outsourcing, rationalization of facilities, supply chain simplification and rationalization and organization infrastructure rationalization.  The benefits achieved from the cost reduction initiatives, principally related to product sourcing savings, headcount reductions and manufacturing consolidation, totaled $40 million for 2007, which was slightly better than the company’s expectations.  However, as expected, a significant portion of this benefit was offset by continued pricing pressures and product mix shift toward lower margin product, primarily in the U.S., as a result of Medicare related reimbursement changes.

Restructuring charges of $11,408,000 were incurred during 2007 of which $1,817,000 is recorded in cost of goods sold, since it relates to inventory markdowns and the remaining charge amount is included in the Charge Related to Restructuring Activities in the Consolidated Statement of Operations.  The costs incurred during 2007 were principally for severance, product line discontinuation and costs associated with facility closures.

Net Sales.  Consolidated net sales for 2007 increased 7.0% for the year, to $1,602,237,000 from $1,498,035,000 in 2006. Acquisitions accounted for a one percentage point increase in net sales while foreign currency translation increased net sales by three percentage points. The remaining increase was primarily driven by sales increases in the European and Invacare Supply Group (ISG) segments.  European net sales growth resulted from volume increases in most regions, while ISG growth was mainly due to home delivery program sales to large providers and volume increases in diabetic, incontinence and enterals product lines.

North America/Home Medical Equipment

NA/HME net sales declined 1.2% in 2007 versus the prior year to $668,305,000 from $676,326,000 with foreign currency translation and acquisitions increasing net sales by one percentage point and less then one percentage point, respectively. These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), and Respiratory (oxygen concentrators, HomeFill™ transfilling systems, sleep apnea, aerosol therapy and other respiratory) products. Standard product line net sales improved by 1.9% in 2007, driven by increased volumes in manual wheelchairs and beds, partially offset by pricing reductions.   Rehab product line net sales declined by 2.3% in 2007, primarily driven by volume declines in consumer power product line, primarily with national providers, along with competitive pricing reductions implemented in late 2006 due to Medicare reimbursement changes for custom and consumer power wheelchairs.  Respiratory product line sales declined by 9.0% in 2007 primarily attributable to reduced unit volumes of oxygen concentrators resulting from the loss of one large national provider, continued inventory utilization programs by providers and pricing declines in concentrators.  However, HomeFill® oxygen system net sales increased for the year by 30.4% due to increased purchases by two national providers.

Invacare Supply Group

ISG net sales increased 12.6% in 2007 over the prior year to $256,993,000 from $228,236,000. Acquisitions and foreign currency translation had no impact on the sales increase. These sales consist of ostomy, incontinence, diabetic, wound care and other medical supply product. The increase is primarily attributable due to home delivery program sales to large providers and volume increases in diabetic, incontinence and enterals product lines.

Institutional Products Group

IPG net sales decreased 4.7% in 2007 over the prior year to $89,026,000 from $93,455,000. Foreign currency translation increased net sales by one percentage point while acquisitions had no impact net sales. These sales consist of bed, furniture, home medical equipment, and bathing equipment products sold into the long-term care market. The decrease is primarily attributable reduced purchasing by a national account.

Europe

European net sales increased 15.7% in 2007 compared to the prior year to $498,109,000 from $430,427,000 with foreign currency translation increasing net sales by eight percentage points. Net sales were strong in most of the regions as sales volumes increased with growth in Standard, Rehab and Respiratory product lines.

Asia/Pacific

Asia/Pacific net sales increased 29.0% in 2007 from the prior year to $89,804,000 from $69,591,000. Acquisitions increased net sales by nineteen percentage points and foreign currency translation increased net sales by thirteen percentage points. Performance in this region continues to be negatively impacted by U.S. reimbursement uncertainty in the consumer power wheelchair market.  This has resulted in decreased sales of microprocessor controllers by Invacare’s New Zealand subsidiary, along with negative foreign currency impacts as Asia/Pacific transacts a substantial amount of its business with customers outside of their region in various currencies other than their functional currencies. As a result, changes in exchange rates, particularly with the Euro and U.S. Dollar, can have a significant impact on sales and cost of sales.

Gross Profit. Consolidated gross profit as a percentage of net sales was 27.9% in 2007 as compared to 27.8% in 2006. The improvement in margin was primarily attributable to the company benefiting from cost reduction initiatives which was offset by continued competitive pricing pressures and increased freight costs.  Margins also benefited by .2 of a percentage point from the impact of insurance and asset recoveries related to an embezzlement at one of the company’s foreign locations which the company disclosed earlier in the year.  The situation was investigated by local authorities and the company’s internal audit department and a forensic audit was performed.  As a result of the investigation, it was determined that the company’s internal controls were circumvented by collusion.  The company was able to recover its loss through the receipt of $5,000,0000 received under an employee dishonesty insurance policy as well as asset recoveries from the individuals involved during the fourth quarter of 2007.

NA/HME gross profit as a percentage of net sales was 30.7% in 2007 versus 29.7% in 2006. The improvement was primarily attributable to cost reduction initiatives and the favorable impact from insurance and asset recoveries related to an embezzlement as noted above.  These benefits were partially offset by increases in freight costs and pricing reductions.

ISG gross profit as a percentage of net sales declined .5 of a percentage point from the prior year. The decline was primarily attributable to continued unfavorable product mix toward lower margin product —diabetic and incontinence products, and an unfavorable customer mix toward larger providers who historically have lower margins.

IPG gross profit as a percentage of net sales decreased 2.2 percentage points in 2007 from the prior year. The decrease in margin is attributable to volume decreases, unfavorable foreign currency exchange rate movement of the Canadian dollar and incremental costs related to new product introductions.

Gross profit in Europe as a percentage of net sales declined 1.4 percentage points in 2007 from the prior year. The decrease was primarily attributable shift away from higher margin product, increased freight and duty costs, partially offset by the impact of cost reduction activities.

Gross profit in Asia/Pacific as a percentage of net sales improved by 5.6 percentage points in 2007 from the prior year. The increase was largely due to cost reduction activities and favorable impact from acquisitions finalized in the fourth quarter of 2006.

Selling, General and Administrative.  Consolidated selling, general and administrative expenses as a percentage of net sales were 22.9% in 2007 and 24.9% in 2006. The overall dollar decrease was $7,000,000 or 1.9%, with foreign currency translation increasing expenses by $10,249,000 or three percentage points and acquisitions increasing expenses by approximately $4,845,000 or one percentage point. Excluding acquisitions and foreign currency translation impact, selling, general and administrative (SG&A) expenses decreased $22,094,000 or 5.9%. The decrease is primarily attributable to an incremental account receivable reserve of $26,775,000 recognized in the NA/HME segment in 2006, with no such incremental reserve in 2007.

Selling, general and administrative expenses excluding acquisitions, foreign currency translation and the incremental accounts receivable reserve in 2006 increased $4,681,000 in 2007 or 1.3% primarily as a result of additional bonus expense, bad debt expense and legal and professional expenses related to the embezzlement noted above. These increases were offset by a one-time gain of $3,981,000 resulting from debt cancellation related to a development stage company which the company consolidated as a variable interest entity in accordance with the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).

Selling, general and administrative expenses for NA/HME decreased 12.9% or $27,230,000 in 2007 compared to 2006. Foreign currency translation increased expense by $942,000 while acquisitions increased expense by approximately $313,000. The SG&A expense decrease is primarily attributable to an incremental account receivable reserve of $26,775,000 recognized in 2006, with no such incremental reserve recorded in 2007.  The remaining decrease in expense is $455,000 or 0.2%.  The decline in expense is the result of cost reduction activities offset by increases in bonus expense, bad debt expense and legal and professional expenses related to the embezzlement noted above.

Selling, general and administrative expenses for ISG increased by 12.5% or $2,858,000 in 2007 compared to 2006. The increase is attributable to higher distribution costs associated with increased sales volumes.

Selling general and administrative expenses for IPG increased by 5.9% or $836,000 compared to 2006.  Foreign currency translation increased selling, general and administrative expense by approximately one percentage point or $132,000.  The remaining increase in expense of  $704,000 is due to investments in sales and marketing programs to drive growth and unfavorable currency transaction effects due to the strengthening of the Canadian dollar.

European selling, general and administrative expenses increased by 9.6% or $10,329,000 in 2007 compared to 2006. Foreign currency translation increased selling, general and administrative expense by approximately $6,975,000. The remaining increase in expense of $3,354,000 or 3.1% was primarily due to higher distribution costs and investment in marketing programs to drive sale growth.

Asia/Pacific selling, general and administrative expenses increased 34.8% or $6,207,000 in 2007 compared to 2006. Acquisitions increased selling, general and administrative expense by approximately $4,532,000 and foreign currency translation increased expense by $2,200,000. Excluding acquisitions and foreign currency translation impact, SG&A decreased $525,000 or 2.9% as a result of cost reduction activities.

Asset write-downs related to goodwill and other intangibles.  The company undertakes its annual impairment test of goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, in connection with the preparation of its fourth quarter results each year. No impairments were recognized in 2007.  However, as a result of the reduced profitability of its NA/HME operating segment, and uncertainty associated with future market conditions, the company recorded an impairment charge of $294,656,000 related to goodwill and $160,000 related to intangible assets of this segment in 2006.  In addition, an impairment charge of $5,601,000 was recorded related to the intangible related to NeuroControl, a consolidated variable interest entity, which is included in Other in the segment disclosure.

Debt Finance Charges, Interest and Fees Associated with Debt Refinancing.  In February 2007, the company completed its refinancing efforts which resulted in a Credit Agreement which provides for a $400 million senior secured credit facility consisting of a 6-year $250 million term loan facility and a five-year $150 million revolving credit facility with interest at LIBOR plus 2.25%, the issuance and sale of $135 million aggregate principal amount of 4.125% convertible senior subordinated debentures due 2027 and the issuance and sale of $175 million aggregate principal amount of 9.75% Senior Notes due 2015.  The company incurred $13,408,000 in 2007 and $3,745,000 in 2006 for debt finance charges, interest and fees associated with the debt refinancing.

Interest.  Interest expense increased to $44,309,000 in 2007 from $34,084,000 in 2006, representing a 30% increase. This increase was attributable to increased borrowing rates as a result of the company’s refinancing. Interest income in 2007 was $2,340,000, which was lower than the prior year amount of $2,775,000 primarily due to favorable finance terms provided to customers.

Income Taxes.  The company had an effective tax rate of 91.8% in 2007 and 2.7% in 2006. The company’s effective tax rate is higher than the expected rate at the U.S. federal statutory rate primarily due to domestic and certain foreign losses with no corresponding tax benefits due to a valuation allowance recorded against domestic and certain foreign deferred tax assets, partially offset by earnings abroad being taxed at rates lower than the U.S. federal statutory rate including in 2007 a benefit of $7,820,000 related to a tax rate change in Germany and corresponding reduction of the company’s net German deferred tax liability. The increase in the effective rate in 2007 compared to 2006 is primarily due to the losses without tax benefit.

Research and Development.  The company continues to invest in research and development activities to maintain its competitive advantage. The company dedicates funds to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, increased to $22,491,000 in 2007 from $22,146,000 in 2006. The expenditures, as a percentage of net sales, were 1.4% and 1.5% in 2007 and 2006, respectively.

2006 Versus 2005

Charge Related to Restructuring Activities.  The company progressed with the restructuring initiatives that it began in 2005 to drive cost reductions and improve profitability which was necessitated by the continued decline in reimbursement for medical equipment by U.S. government programs as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations.

The cost reduction and profit improvement actions included: reduction in personnel, outsourcing improvements utilizing the company’s China manufacturing capability and third parties, shifting resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy, general expense reductions, and exiting facilities.

The company made substantial progress on its restructuring activities, including exiting four facilities and eliminating approximately 600 positions through December 31, 2006, including 300 positions during 2006. Restructuring charges of $21,250,000 were incurred during 2006 of which $3,973,000 was recorded in cost of products sold, since it relates to inventory markdowns, and the remaining charge amount was included in the Charge Related to Restructuring Activities in the Consolidated Statement of Operations. The costs incurred during 2006 were principally for severance, product line discontinuation and costs associated with facility closures. There were no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects utilized the accruals recorded as of December 31, 2006 during 2007.

Net Sales.  Consolidated net sales for 2006 decreased 2.1% for the year, to $1,498,035,000 from $1,529,732,000 in 2005. Acquisitions accounted for a one percentage point increase in net sales while foreign currency translation had less than a one percentage point impact. The overall decline was primarily driven by sales declines in the NA/HME and Asia/Pacific segments.

North America/Home Medical Equipment

NA/HME net sales declined 4.3% in 2006 versus the prior year to $676,326,000 from $706,555,000 with acquisitions and foreign currency translation each increasing net sales by one percentage point. Rehab product line net sales declined by .7% in 2006, primarily driven by the significant reimbursement changes in the U.S. market during the year. Standard product line net sales declined by 4.7% in 2006, driven by continued pricing pressures for these products which were somewhat offset by increased volumes. Respiratory product line sales declined by 11.1% in 2006 primarily attributable to lower pricing on oxygen concentrators, changes during the year regarding reimbursement for Respiratory product which hampered volumes, and reduced purchases from national and independent providers for HomeFill™ II oxygen systems.

Invacare Supply Group

ISG net sales increased 3.3% in 2006 over the prior year to $228,236,000 from $220,908,000. Acquisitions and foreign currency translation had no impact on the sales increase. The increase was primarily attributable to volume increases in the diabetic and incontinence product lines as well as increased volumes into the Retail market channel.

Institutional Products Group

IPG net sales increased 9.4% in 2006 over the prior year to $93,455,000 from $85,415,000. Acquisitions and foreign currency translation had no impact on the sales increase. The increase was primarily attributable to higher volumes in its core bed products as well as increases in bathing equipment.

Europe

European net sales declined .4% in 2006 compared to the prior year to $430,427,000 from $432,142,000 with acquisitions increasing net sales one percentage point and foreign currency translation decreasing net sales by one percentage point. Strong sales performance in most of the regions was offset by continued weakness in the German market related to reimbursement policy.

Asia/Pacific

Asia/Pacific net sales declined 17.8% in 2006 from the prior year to $69,591,000 from $84,712,000. Acquisitions increased net sales by five percentage points and foreign currency translation decreased net sales by four percentage points. Performance in this region was negatively impacted by U.S. reimbursement uncertainty in the consumer power wheelchair market, resulting in decreased sales of microprocessor controllers by Invacare’s New Zealand subsidiary and reduced volumes in the company’s Australian distribution business. In addition, the Asia/Pacific segment transacted a substantial amount of its business with customers outside of their region in various currencies other than their functional currencies. As a result, changes in exchange rates, particularly with the Euro and U.S. Dollar, have a significant impact on sales and cost of sales.

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

ISG gross profit as a percentage of net sales declined .7 of a percentage point from the prior year. The decline was primarily attributable to inventory write-downs related to restructuring and an unfavorable product mix toward lower margin product, including diabetic and incontinence products.

IPG gross profit as a percentage of net sales increased 1.9 percentage points in 2006 from the prior year. The increase in margin was attributable to volume increases and continued cost reduction activities.

Gross profit in Europe as a percentage of net sales improved 2.2 percentage points in 2006 from the prior year. The increase was primarily attributable to cost reduction activities.

Gross profit in Asia/Pacific as a percentage of net sales declined by .6 of a percentage point in 2006 from the prior year. The decrease was largely due to inventory write-downs related to restructuring.

Selling, General and Administrative.  Consolidated selling, general and administrative expenses as a percentage of net sales were 24.9% in 2006 and 22.4% in 2005. The overall increase was $31,807,000 or 9.3%, with acquisitions increasing selling, general and administrative costs by approximately $3,750,000 or one percentage point and foreign currency translation decreasing expenses by $2,424,000 or one percentage point. Excluding acquisitions and foreign currency translation impact, SG&A increased $30,481,000 or 8.9%. The primary driver of the increase is attributable to an incremental reserve against accounts receivable of $26,775,000 in the NA/HME segment as described below.

During 2006, Medicare proposed several significant changes to durable medical equipment and oxygen reimbursement, which dramatically impacted the company’s results and the profitability of our U.S. customers. The many changes to reimbursement, which were finalized in the fourth quarter of 2006, added complexity and uncertainty to the claims process and have eroded our customers’ ability to provide quality solutions. As a result of these changes in reimbursement, the company performed a review of its customers most vulnerable to changes in the reimbursement for power mobility products and, as part of its 2006 fourth quarter financial results, the company recorded an incremental reserve against accounts receivable of $26,775,000. In response to these regulatory changes, the company has implemented tighter credit policies and continues to work with certain customers in an effort to help them reduce costs and improve their financial viability.

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

Selling, general and administrative expenses for ISG increased by 8.1% or $1,711,000 in 2006 compared to 2005. The increase was attributable to an increase in distribution and sales and marketing expenses. Selling general and administrative expenses for IPG increased by 3.4% or $463,000 compared to 2005. The increase was attributable to increased product liability and advertising expenses.

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

Asset write-downs related to goodwill and other intangibles.  The company undertakes its annual impairment test of goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, in connection with the preparation of its fourth quarter results each year. As a result of the reduced profitability of its NA/HME operating segment, and uncertainty associated with future market conditions, the company recorded an impairment charge related to goodwill and intangible assets of this segment of $300,417,000 in 2006.

The impairment of goodwill in the NA/HME operating segment was primarily the result of reduced government reimbursement levels and changes in reimbursement policies, which negatively affected revenues and profitability in the NA/HME operating segment. During 2006, changes announced by the Centers for Medicare and Medicaid Services, or “CMS,” affected eligibility, documentation, codes, and payment rules relating to power wheelchairs. These changes impacted the predictability of reimbursement of expenses for and access to power wheelchairs, created uncertainty in the market place, and thus had a negative impact on NA/HME’s revenues and related earnings. Effective November 15, 2006, CMS reduced the maximum reimbursement amount for power wheelchairs under Medicare by up to 28%. The reduced reimbursement levels have caused and continue to cause consumers to choose less expensive versions of the company’s power wheelchairs.

NA/HME sales of respiratory products were also negatively affected by the changes in 2006. Small and independent provider sales declined as these dealers slowed their purchases of the company’s HomeFill™ oxygen system product line, in part, until they had a clearer view of future oxygen reimbursement levels. Furthermore, a study issued by the Office of Inspector General or “OIG,” in September 2006 suggested that $3.2 billion in savings could be achieved over five years by reducing the reimbursed rental period from three years (the reimbursement period under current law) to 13 months. The uncertainty created by these announcements continues to negatively impact the home oxygen equipment market, particularly for those providers considering changing to the HomeFill™ oxygen system.

Medicare will also institute a new competitive bidding program for various items in ten of the largest metropolitan areas to be effective in 2008. This program is designed to reduce Medicare payment levels for items that the Medicare program spends the most money on under the home medical equipment benefit. This new program will likely eliminate some providers from the competitive bidding markets, because only those providers who are chosen to participate (based largely on price) will be able to provide beneficiaries with items included in the bid. Medicare will be expanding the program to an additional 80 metropolitan areas in 2009.

The impact of the above reimbursement changes were taken into consideration in reviewing the profitability of the company’s NA/HME operating segment and in evaluating impairment of goodwill and other intangibles.

Interest.  Interest expense increased to $34,084,000 in 2006 from $27,246,000 in 2005, representing a 25% increase. This increase was attributable to increased borrowing rates. Interest income in 2006 was $2,775,000, which was higher than the prior year amount of $1,683,000 primarily due to a decrease in interest received associated with financing provided to customers.

Income Taxes.  The company had an effective tax rate of 2.7% in 2006 and 31.5% in 2005. The company’s effective tax rate was higher than the expected benefit at the U.S. federal statutory rate primarily due to losses with no corresponding tax benefits due to a valuation reserve recorded against domestic deferred tax assets reduced by tax credits and earnings abroad being taxed at rates lower than the U.S. federal statutory rate. In 2005, the company had pretax earnings and benefited from foreign earnings taxed at less than the U.S. statutory rate.

Research and Development.  Research and development expenditures, which are included in costs of products sold, decreased to $22,146,000 in 2006 from $23,247,000 in 2005. The expenditures, as a percentage of net sales, were 1.5% in 2006 and 2005.

INFLATION

Although the company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The company attempts to minimize or offset the effects through increased sales volume, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures. In 2007, 2006 and 2005, the company was able to offset the majority of the impact of price increases from suppliers by productivity improvements and other cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Consolidated Financial Statements) included in this report and working capital management.

Total debt outstanding was $537,852,000 million at the end of 2007 down from $573,126,000 at the end of 2006, resulting in a debt-to-total-capitalization of 49.3% for 2007 versus 54.1% at the end of 2006. The debt-to-capitalization ratio improvement was driven by the company’s debt reduction during 2007.

On February 12, 2007, the company completed the refinancing of its existing indebtedness and put in place a long-term capital structure. The new financing program provides the company with total capacity of approximately $710 million, the net proceeds of which were utilized to refinance substantially all of the company’s existing indebtedness and pay related fees and expenses (the “Refinancing”). As part of the refinancing, the company entered into a $400 million senior secured credit facility consisting of a $250 million term loan facility and a $150 million revolving credit facility. The company’s obligations under the new senior secured credit facility are secured by substantially all of the company’s assets and are guaranteed by its material domestic subsidiaries, with certain obligations also guaranteed by its material foreign subsidiaries. Borrowings under the new senior secured credit facility will generally bear interest at LIBOR plus a margin of 2.25%, including an initial facility fee of 0.50% per annum on the facility.

The company also completed the sale of $175 million principal amount of its 9.75% Senior Notes due 2015. The notes are unsecured senior obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, and pay interest at 9.75% per annum on each February 15 and August 15. The net proceeds to the company from the offering of the notes were approximately $167 million.

Also, as part of the refinancing, the company completed the sale of $135 million principal amount of its 4.125% Convertible Senior Subordinated Debentures due 2027. The debentures are unsecured senior subordinated obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the company, or a combination of cash and common shares of the company, subject to certain conditions. The initial conversion rate is 40.3323 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $24.79 per share. The debentures are redeemable at the company’s option, subject to specified conditions, on or after February 6, 2012 through and including February 1, 2017, and at the company’s option after February 1, 2017. On February 1, 2017 and 2022 and upon the occurrence of certain circumstances, holders have the right to require the company to repurchase all or some of their debentures. The net proceeds to the company from the offering of the debentures were approximately $132.3 million.

The company’s borrowing arrangements contain covenants with respect to, among other items, maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company’s bank agreements and agreement with its note holders. The company is currently in compliance with all covenant requirements. Under the most restrictive covenant of the company’s borrowing arrangements as of December 31, 2007, the company had the capacity to borrow up to an additional $130,512,000 via the company’s revolving credit facility; provided that this capacity is limited for the purpose of funding acquisitions by the company.  The company’s borrowing arrangements impose restrictions regarding the establishment of intercompany loans and thus cash transfers.  Those restrictions can have a negative impact the company’s ability to meet liquidity needs, particularly in the United States.

While there is general concern about the potential for rising interest rates, the company believes that its exposure to interest rate fluctuations is manageable given that portions of the company’s debt are at fixed rates for extended periods of time, the company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the company’s free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of December 31, 2007, the weighted average floating interest rate on borrowings was 7.22%.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of December 31, 2007. The company estimates that capital investments for 2008 could approximate $25,000,000, compared to actual capital expenditures of $20,068,000 in 2007. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $79,100,000 in 2007, compared to $62,454,000 in the previous year. The increase is due primarily to the collection of a tax receivable of $11,800,000 and $5,000,000 in insurance proceeds received on an embezzlement claim, as previously disclosed. Operating cash flows also benefited from improved accounts receivable and inventory management, which were offset by reduced accounts payable and accrued expenses. The payables and accrued expense balances at the end of 2006 were higher than normal because the company’s refinancing efforts were in process.

Cash flows used for investing activities were $22,058,000 in 2007, compared to $34,446,000 in 2006. The decrease in cash used was primarily attributable to lower acquisition costs compared to 2006 and a reduction in purchases of property and equipment and related proceeds for sale of assets as compared to the prior year.

Cash flows required by financing activities in 2007 were $79,545,000, compared to cash flows provided of $27,224,000 in 2006. Cash flows required by financing activities were much higher in 2007 as a result of the payment of debt financing costs related to the company’s refinancing and reduction of debt outstanding by utilization of cash on hand and cash flow generation.

During 2007, the company generated free cash flow of $72,539,000 compared to free cash flow of $52,898,000 in 2006. The increase is due primarily to the collection of a tax receivable of $11,800,000 and $5,000,000 in insurance proceeds received on an embezzlement claim.  Operating cash flows also benefited from improved accounts receivable and inventory management, which were offset by lower accounts payable and accrued expenses. The payables and accrued expense balances at the end of 2006 were higher than normal because the company’s refinancing efforts were in process. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.). The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):
	Twelve Months Ended December 31,
	2007	2006
Net cash provided by operating activities	$79,100	$62,454
Plus: Net Cash impact related to restructuring activities	13,006	9,935
Less: Purchases of property and equipment — net	(19,567)	(19,491)
Free Cash Flow	$72,539	$52,898

CONTRACTUAL OBLIGATIONS

	Payments due by period
	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations
Credit Facility	$266,600	$31,727	*	$31,762	$30,145	$172,966
9.75% Senior Notes due 2015	296,571	17,063		34,125	34,125	211,258
4.125% Convertible Senior Subordinated Debentures due 2027	241,504	5,569		11,138	11,138	213,659
Operating lease obligations	49,601	20,361		19,007	5,144	5,089
Capital lease obligations	18,786	2,021		3,516	3,074	10,175
Purchase obligations (primarily computer systems contracts)	1,033	400		633	—	—
Product liability	21,136	3,556		8,447	3,999	5,134
SERP	33,920	424		2,074	2,074	29,348
Other, principally deferred compensation	10,464	473		1,374	285	8,332
Total	$939,615	$81,594		$112,076	$89,984	$655,961

* Includes an estimated additional payment of $13,572,000 as required by the company’s credit facility based upon “excess cash flow” (as defined in the agreement).  While additional payments may be required based on excess cash flow, the above table does not include any additional such payments beyond the estimated payment for 2008.

 “Other” includes an estimated payment of $321,000 in less than 1 year and $959,000 in years 1-3 for liabilities recorded for uncertain tax positions.  The table does not include any other payments related to liabilities recorded for uncertain tax positions as the company can not make a reasonably reliable estimate as to any other payments.  See Income Taxes in the Notes to the Consolidated Financial Statements included in this report.

DIVIDEND POLICY

It is the company’s policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $0.05 per Common Share and $0.045 per Class B Common Share. It is not anticipated that this will change materially as the company continues to have available significant growth opportunities through internal development and acquisitions. For 2007, dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid.

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

Revenue Recognition

Invacare’s revenues are recognized when products are shipped to unaffiliated customers. The SEC’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition,” as updated by SAB No. 104, provides guidance on the application of generally accepted accounting principles (GAAP) to selected revenue recognition issues. The company has concluded that its revenue recognition policy is appropriate and in accordance with GAAP and SAB No. 101.  Shipping and handling costs are included in cost of goods sold.

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

Product sales that give rise to installment receivables are recorded at the time of sale when the risks and rewards of ownership are transferred. The company utilizes a third party financing company to provide the majority of future lease financing to Invacare customers. As such, interest income is recognized based on the terms of the installment agreements. Installment accounts are monitored and if a customer defaults on payments, interest income is no longer recognized. All installment accounts are accounted for using the same methodology, regardless of duration of the installment agreements.

Allowance for Uncollectible Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of our receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts is based primarily on management’s evaluation of the financial condition of the customer. In addition, as a result of the third party financing arrangement, management monitors the collection status of these contracts in accordance with our limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts.  See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements in this report.

In 2006, the company recorded an incremental accounts receivable reserve of $26,775,000 due to the increased collectibility risk to the company resulting from changes in Medicare reimbursement regulations, specifically changes to the qualification processes and reimbursement levels of power wheelchairs. The company has reviewed the accounts receivables associated with many of the company’s customers that are most exposed to these issues. The company is also working with certain of its customers in an effort to help them reduce costs and improve their profitability. In addition, the company has also implemented tighter credit policies with many of these accounts.

In 2007, the company continued to closely monitor the credit-worthiness of its customers and adhere to tighter credit policies.  Due to delays in the implementation of various government reimbursement policies initiated in 2007, there still remains significant uncertainly as to the impact that those changes will have on the company’s customers.

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

In general, the company reviews inventory turns as an indicator of obsolescence or slow moving product as well as the impact of new product introductions. Depending on the situation, the individual item may be partially or fully reserved for. No inventory that was reserved for has been sold at prices above their new cost basis. The company continues to increase its overseas sourcing efforts, increase its emphasis on the development and introduction of new product, and decrease the cycle time to bring new product offerings to market. These initiatives are sources of inventory obsolescence for both raw material and finished goods.

Goodwill, Intangible and Other Long-Lived Assets

Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company completes its annual impairment tests in the fourth quarter of each year. As a result of reduced profitability in the NA/HME operating segment and uncertainty associated with future market conditions, the company recorded impairment charges in 2006 related to goodwill and an intangible in this segment of $294,656,000 and $160,000, respectively, while an impairment charge of $5,601,000 was recorded related to the intangible recorded associated with NeuroControl, which is part of Other in the segment disclosure. No impairment was recognized in 2007.  The discount rates used have a significant impact upon the discounted cash flow methodology utilized in our annual impairment testing as higher discount rates decrease the fair value estimates used in our testing.

The company utilizes a discounted cash flow method model to analyze reporting units for impairment in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days’ sales outstanding, etc. to forecast future cash flows.  The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta, a small cap stock adjustment and company specific risk premiums.  The assumptions used are based on a market participant’s point of view and yielded a discount rate of 9.25% in 2007 compared to 8.85% in 2006.  While no impairment was indicated in 2007 for any reporting units, a future potential impairment is possible for any or the company’s reporting units should actual results differ materially from forecasted results.

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

Upon adoption of SFAS 123R, the company did not make any other modifications to the terms of any previously granted options. However, the terms of new awards granted have been modified so that the vesting periods are deemed to be substantive for those who may be retiree eligible. No changes were made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of December 31, 2007, there was $9,570,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested shares, and includes $3,904,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

The majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods.

Income Taxes

As part of the process of preparing its financial statements, the company is required to estimate income taxes in various jurisdictions. The process requires estimating the company’s current tax exposure, including assessing the risks associated with tax audits, as well as estimating temporary differences due to the different treatment of items for tax and accounting policies. The temporary differences are reported as deferred tax assets and or liabilities. The company also must estimate the likelihood that its deferred tax assets will be recovered from future taxable income and whether or not valuation allowances should be established.  In the event that actual results differ from estimates, the company’s provision for income taxes could be materially impacted.

The company does not believe that there is a substantial likelihood that materially different amounts would be reported related to its critical accounting policies.

ACCOUNTING CHANGES

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or “FIN 48.” FIN 48 prescribes recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance regarding derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the company did not recognize an adjustment in the liability for unrecognized income tax benefits.  The company continues to recognize interest and penalties related to uncertain tax positions in income tax expense.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September, 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements, which creates a framework for measuring fair value, clarifies the definition of fair value and expands the disclosures regarding fair value measurements.  Statement No. 157 does not require any new fair value measurements and is effective for fiscal years beginning after November 15, 2007, thus January 1, 2008.  The company adopted the new standard as of the effective date and currently does not believe the adoption will have a material impact on the company’s financial position or future results as the company is already performing its goodwill and intangible valuation calculations and estimating the fair value of the company’s financial instruments using methodology which is principally consistent with Statement No. 157.

On September 5, 2007, the FASB exposed for comment FASB Staff Position APB 14-a (FSP APB 14-a) to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion.  The FASB believes this clarification is needed because the current accounting being applied for convertible debt does not fully reflect the true economic impact on the issuer since the conversion option is not captured as a borrowing cost and its full dilutive effect is not included in earnings per share.  The proposed FSP would require separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate.  The company would be required to bifurcate a component of its convertible debt as a component of stockholders’ equity and accrete the resulting debt discount as interest expense.  The comment period regarding the exposure draft ended October 15, 2007 and the exposure draft is currently being redeliberated by the FASB.  Should the proposed FSP become effective as drafted, the change could materially impact the company’s interest expense and earnings per share.  The most recent proposed effective date was January 1, 2008 with retrospective application required for all periods presented and no grandfathering for existing instruments.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141(R)), which changes the accounting for business acquisitions.  SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes principles and requirements as to how an acquirer should recognize and measure in its financial statements the assets acquired, liabilities assumed, any non-controlling interest and goodwill acquired.  SFAS 141(R) also requires expanded disclosure regarding the nature and financial effects of a business combination.  SFAS 141(R) is effective for the company beginning January 1, 2009 and the company is currently evaluating the future impacts and disclosures of this standard.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 2007 debt levels, a 1% change in interest rates would impact interest expense by approximately $620,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to the Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders’ Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule, which appear on pages FS-1 to FS-43 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

  (a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of December 31, 2007, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

In management’s opinion, internal control over financial reporting is effective as of December 31, 2007.

The company’s independent registered public accounting firm, Ernst & Young LLP, audited the company’s internal control over financial reporting and, based on that audit, issued an attestation report regarding the company’s internal control over financial reporting, which is included in this Annual Report on Form 10-K.

  (c) Changes in Internal Control Over Financial Reporting

There have been no changes in the company’s internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information required by Item 10 as to the executive officers of the company is included in Part I of this Annual Report on Form 10-K. The other information required by Item 10 as to the directors of the company, the Audit Committee, the audit committee financial expert, the procedures for recommending nominees to the Board of Directors, compliance with Section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Compliance” in the company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

We submitted the New York Stock Exchange (“NYSE”) Section 12(a) Annual CEO Certification as to our compliance with the NYSE corporate governance listing standards to the NYSE in June 2007. In addition, we have filed the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as exhibits to this Annual Report on Form 10-K.

Item 11.  Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Corporate Governance” in the company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item. 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the caption “Share Ownership of Principal Holders and Management” in the company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

Information regarding the securities authorized for issuance under the company’s equity compensation plans is incorporated by reference to the information set forth under the captions “Compensation of Executive Officers” and “Compensation of Directors” in the company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Independent Auditors” and “Pre-Approval Policies and Procedures” in the company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements.

The following financial statements of the company are included in Part II, Item 8:

Consolidated Statement of Operations — years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheet — December 31, 2007 and 2006

Consolidated Statement of Cash Flows — years ended December 31, 2007, 2006 and 2005

Consolidated Statement of Shareholders’ Equity — years ended December 31, 2007, 2006 and 2005

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

(a)(3)  Exhibits.

See Exhibit Index at page number I-52 of this Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 28, 2008.

INVACARE CORPORATION

By:  /s/  A. Malachi Mixon, III
A. Malachi Mixon, III
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 28, 2008.

Signature	Title

/s/ A. Malachi Mixon, III	Chairman of the Board of Directors and Chief Executive
A. Malachi Mixon, III	Officer (Principal Executive Officer)

/s/ Gerald B. Blouch	President, Chief Operating Officer and Director
Gerald B. Blouch

/s/ Gregory C. Thompson	Senior Vice President, Chief Financial Officer
Gregory C. Thompson	(Principal Financial and Accounting Officer)

/s/ James C. Boland	Director
James C. Boland

/s/ Michael F. Delaney	Director
Michael F. Delaney

/s/ C. Martin Harris, M.D.	Director
C. Martin Harris, M.D.

/s/ Bernadine P. Healy, M.D	Director
Bernadine P. Healy, M.D

/s/ John R. Kasich	Director
John R. Kasich

/s/ Dan T. Moore, III	Director
Dan T. Moore, III

/s/ Joseph B. Richey, II	President – Invacare Technologies, Senior Vice President –
Joseph B. Richey, II	Electronics and Design Engineering and Director

/s/ William M. Weber	Director
William M. Weber

/s/ James L. Jones	Director
James L. Jones

INVACARE CORPORATION
Report on Form 10-K for the fiscal year ended December 31, 2007.

Exhibit Index

Official Exhibit No.	Description	Sequential Page No.
2.1
Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares in WP Domus GmbH by and among WP Domus LLC, Mr. Peter Schultz and Mr. Wilhelm Kaiser, Invacare GmbH & Co. KG and Invacare Corporation dated as of July 31, 2004
(A)
2.2	Guarantee Letter Agreement of Warburg, Pincus Ventures, L.P. and Warburg, Pincus International, L.P. dated as of September 9, 2004	(A)
3(a)**	Amended and Restated Articles of Incorporation, as last amended May 25, 2007
3(b)	Code of Regulations, as amended on May 22, 1996	(F)
4(a)	Specimen Share Certificate for Common Shares	(M)
4(b)	Specimen Share Certificate for Class B Common Shares	(M)
4(c)	Rights agreement between Invacare Corporation and National City Bank dated as of July 8, 2005	(G)
4(d)
Indenture, dated as of February 12, 2007, by and among Invacare Corporation, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (including the Form of 4.125% Convertible Senior Subordinated Debenture due 2027 and related Guarantee attached as Exhibit A)
(O)
4(e)
Indenture, dated as of February 12, 2007, by and among Invacare Corporation, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (including the Form of 9.75% Senior Note due 2015 and related Guarantee attached as Exhibit A).
(O)
10(a)	1992 Non-Employee Directors Stock Option Plan adopted in May 1992	(F)
10(b)	Deferred Compensation Plan for Non-Employee Directors, adopted in May 1992	(F)
10(c)	Invacare Corporation 1994 Performance Plan approved January 28, 1994	(F)
10(d)	Amendment No. 1 to the Invacare Corporation 1994 Performance Plan approved May 28, 1998	(F)*
10(e)	Amendment No. 2 to the Invacare Corporation 1994 Performance Plan approved May 24, 2000	(B)*
10(f)	Amendment No. 3 to the Invacare Corporation 1994 Performance Plan approved March 13, 2003	(D)*
10(g)**	Invacare Retirement Savings Plan, effective January 1, 2001 as amended
10(h)	Agreement entered into by and between the company and Chief Operating Officer	(C)*
10(i)**	Invacare Corporation 401(K) Plus Benefit Equalization Plan, effective January 1, 2003, as amended and restated
10(j)	Invacare Corporation Amended and Restated 2003 Performance Plan	(R)*
10(k)	Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and Schedule of all such agreements with current executive officers	(M)
10(l)	Form of Indemnity Agreement entered into by and between the company and certain of its Directors and executive officers and Schedule of all such Agreements with Directors and executive officers	(C)*
10(m)	Employment Letter Agreement entered into by and between the company and Chief Financial Officer	(C)*
10(n)**	Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005, as amended
10(o)**	Invacare Corporation Death Benefit Only Plan, effective January 1, 2005, as amended
10(p)	A. Malachi Mixon, III 10b5-1 Plan, effective February 14, 2005	(F)*
10(q)	Gerald B. Blouch 10b5-1 Plan, effective February 22, 2005	(F)*
10(r)	Gregory C. Thompson 10b5-1 Plan, effective February 21, 2005	(F)*
10(s)	Supplemental Executive Retirement Plan (As amended and restated effective February 1, 2000)	(F)*
10(t)	Form of Director Stock Option Award under Invacare Corporation 1994 Performance Plan	(F)*
10(u)**	Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan

Official Exhibit No.	Description	Sequential Page No.
10(v)**	Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan
10(w)**	Form of Restricted Stock Option Award under Invacare Corporation 2003 Performance Plan
10(x)**	Form of Stock Option Award under Invacare Corporation 2003 Performance Plan
10(y)**	Form of Executive Stock Option Award under Invacare Corporation 2003 Performance Plan
10(z)**	Form of Switzerland Stock Option Award under Invacare Corporation 2003 Performance Plan
10(aa)**	Form of Switzerland Executive Stock Option Award under Invacare Corporation 2003 Performance Plan
10(ab)**	Director Compensation Schedule
10(ac)	Invacare Corporation Executive Incentive Bonus Plan, effective as of January 1, 2005	(H)*
10(ad)
Receivables Purchase Agreement, dated as of September 30, 2005, among Invacare Receivables Corporation, as Seller, Invacare Corporation, as Servicer, Park Avenue Receivables company, LLC and JPMorgan Chase Bank, N.A., as Agent
(I)
10(ae)	Note Purchase Agreement dated as of April 27, 2006, by and among Invacare Corporation and the various purchasers named therein, relating to $150,000,000 6.15% Senior Notes Due April 27, 2016.	(J)
10(af)
Amendment #1, dated as of September 28, 2006, to the Receivables Purchase Agreement, dated as of September 30, 2005, by and among Invacare Receivables Corporation, as Seller, Invacare Corporation, as Servicer, Park Avenue Receivables company, LLC and JPMorgan Chase Bank, N.A., as Agent
(J)
10(ag)
Omnibus Waiver, Amendment and Reaffirmation of Performance Undertaking dated as of November 14, 2006 to Receivables Purchase Agreement, dated as of September 30, 2005, among Invacare Receivables Corporation, as Seller, Invacare Corporation, as Servicer, Park Avenue Receivables company, LLC and JPMorgan Chase Bank, N.A., as Agent
(K)
10(ah)
Waiver and Amendment dated as of November 14, 2006 to Note Purchase Agreement dated as of April 27, 2006, by and among Invacare Corporation and the various purchasers named therein, relating to $150,000,000 6.15% Senior Notes Due April 27, 2016.
(K)
10(ai)
Second Omnibus Waiver, Amendment and Reaffirmation of Performance Undertaking dated as of November 14, 2006 to Receivables Purchase Agreement, dated as of September 30, 2005, among Invacare Receivables Corporation, as Seller, Invacare Corporation, as Servicer, Park Avenue Receivables company, LLC and JPMorgan Chase Bank, N.A., as Agent
(L)
10(aj)
Second Waiver and Amendment dated as of November 14, 2006 to Note Purchase Agreement dated as of April 27, 2006, by and among Invacare Corporation and the various purchasers named therein, relating to $150,000,000 6.15% Senior Notes Due April 27, 2016.
(L)
10(ak)
Credit Agreement, dated February 12, 2007, by and among Invacare Corporation, the Facility Guarantors named therein, the lenders named therein, Banc of America Securities LLC and KeyBank National Association as joint lead arrangers for the term loan facility, and National City Bank and KeyBank National Association as joint lead arrangers for the revolving loan facility.
(O)
10(al)	Purchase Agreement by and among Invacare Corporation, the Subsidiary Guarantors named therein, and the Initial Purchasers named therein dated as of February 5, 2007.	(N)
10(am)	Purchase Agreement by and among Invacare Corporation, the Subsidiary Guarantors named therein, and the Initial Purchasers named therein dated as of February 7, 2007.	(N)
10(an)	Amendment No. 1 to the Invacare Corporation 2003 Performance Plan	(P)
10(ao)	Gerald B. Blouch, Brian Ellacott, Dale C. LaPorte, Gregory C. Thompson, Joseph S. Usaj and Carl Will 10b5-1 Plan, effective August 2007	(P)
10(ap)	Doug Harper, A. Malachi Mixon, III, Joseph B. Richey II, Louis F. J. Slangen and Chris Yessayan 10b5-1 Plan, effective August 2007	(Q)
10(aq)**	A. Malachi Mixon, III Retirement Benefit Agreement	*

Official Exhibit No.	Description	Sequential Page No.
18	Letter re: Change in Accounting Principles	(M)
21**	Subsidiaries of the company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________
*	Management contract, compensatory plan or arrangement
**	Filed herewith.

(A)	Reference is made to the appropriate Exhibit to the company report on Form 8-K, dated September 9, 2004, which Exhibit is incorporated herein by reference

(B)	Reference is made to the appropriate Exhibit of the company report on Form S-8, dated March 30, 2001, which Exhibit is incorporated herein by reference.

(C)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2002, which Exhibit is incorporated herein by reference.

(D)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended March 31, 2003, which Exhibit is incorporated herein by reference.

(E)	Reference is made to Exhibit 10.1 of the company report on Form 10-Q for the quarter ended June 30, 2007.

(F)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2004, which Exhibit is incorporated herein by reference.

(G)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated July 8, 2005, which is incorporated herein by reference.

(H)	Reference is made to the appropriate Exhibit to Appendix A to the company Definitive Proxy Statement on Schedule 14A dated April 8, 2005, which is incorporated herein by reference.

(I)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated September 29, 2005, which is incorporated herein by reference.

(J)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated April 27, 2006, which is incorporated herein by reference.

(K)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated November 14, 2006, which is incorporated herein by reference.

(L)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 15, 2006, which is incorporated herein by reference.

(M)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2005, which Exhibit is incorporated herein by reference.

(N)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 5, 2007, which is incorporated herein by reference.

(O)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 12, 2007, which is incorporated herein by reference.

(P)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, dated June 30, 2007, which is incorporated herein by reference.

(Q)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, dated September 30, 2007, which is incorporated herein by reference.

(R)	Reference is made to Exhibit 4.5 of Invacare Corporation Form S-8 filed on October 17, 2003, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Invacare Corporation

We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Invacare Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Cleveland, Ohio
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Invacare Corporation

We have audited Invacare Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Invacare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Invacare Corporation maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2007 of Invacare Corporation, and the financial statement schedule for the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Cleveland, Ohio
February 28, 2008

CONSOLIDATED STATEMENT OF OPERATIONS

INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Net sales	$1,602,237	$1,498,035	$1,529,732
Cost of products sold	1,155,933	1,080,965	1,083,533
Gross Profit	446,304	417,070	446,199
Selling, general and administrative expenses	366,846	373,846	342,039
Charges related to restructuring activities	9,591	17,277	7,295
Debt finance charges, interest and fees associated with debt refinancing	13,408	3,745	—
Asset write-downs related to goodwill and other intangibles	—	300,417	—
Interest expense	44,309	34,084	27,246
Interest income	(2,340)	(2,775)	(1,683)
Earnings (loss) before Income Taxes	14,490	(309,524)	71,302
Income taxes	13,300	8,250	22,450
Net Earnings (loss)	$1,190	$(317,774)	$48,852
Net Earnings (loss) per Share — Basic	$.04	$(10.00)	$1.55
Weighted Average Shares Outstanding — Basic	31,840	31,789	31,555
Net Earnings (loss) per Share — Assuming Dilution	$.04	$(10.00)	$1.51
Weighted Average Shares Outstanding — Assuming Dilution	31,927	31,789	32,452

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

INVACARE CORPORATION AND SUBSIDIARIES

	December 31, 2007	December 31, 2006
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$62,200	$82,203
Marketable securities	255	190
Trade receivables, net	264,143	261,606
Installment receivables, net	4,057	7,097
Inventories, net	195,604	201,756
Deferred income taxes	2,478	13,512
Other current assets	62,348	89,394
Total Current Assets	591,085	655,758
Other Assets	91,662	67,443
Other Intangibles	104,736	102,876
Property and Equipment, net	169,376	173,945
Goodwill	543,183	490,429
Total Assets	$1,500,042	$1,490,451
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$150,170	$163,041
Accrued expenses	145,958	147,776
Accrued income taxes	5,973	12,916
Short-term debt and current maturities of long-term obligations	24,510	124,243
Total Current Liabilities	326,611	447,976
Long-Term Debt	513,342	448,883
Other Long-Term Obligations	106,046	107,223
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 32,126 and 32,051 issued in 2007 and 2006, respectively) — no par	8,034	8,013
Class B Common Shares (Authorized 12,000 shares; 1,112, issued and outstanding in 2007 and 2006) — no par	278	278
Additional paid-in-capital	147,295	144,719
Retained earnings	276,344	276,750
Accumulated other comprehensive earnings	164,969	99,188
Treasury shares (1,200 and 1,186 shares in 2007 and 2006, respectively)	(42,877)	(42,579)
Total Shareholders’ Equity	554,043	486,369
Total Liabilities and Shareholders’ Equity	$1,500,042	$1,490,451
See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Operating Activities
Net earnings (loss)	$1,190	$(317,774)	$48,852
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	43,717	39,892	40,524
Provision for losses on trade and installment receivables	11,927	37,711	14,168
Provision for deferred income taxes	6,030	4,285	(100)
Provision for other deferred liabilities	3,570	3,429	3,571
Provision for stock-based compensation	2,554	1,587	881
Loss on disposals of property and equipment	1,686	2,219	297
Debt finance charges, interest and fees associated with debt refinancing	13,408	—	—
Write down of goodwill and intangibles	—	300,417	—
Changes in operating assets and liabilities:
Trade receivables	1,469	(4,035)	(10,075)
Installment sales contracts, net	(8,348)	(5,997)	(4,402)
Inventories	14,542	(15,932)	(12,919)
Other current assets	31,377	(25,043)	(7,046)
Accounts payable	(18,298)	22,857	(6,923)
Accrued expenses	(15,661)	18,414	9,185
Other long-term liabilities	(10,063)	424	2,112
Net Cash Provided by Operating Activities	79,100	62,454	78,125
Investing Activities
Purchases of property and equipment	(20,068)	(21,789)	(30,924)
Proceeds from sale of property and equipment	501	2,298	5,365
Business acquisitions, net of cash acquired	(5,496)	(15,296)	(58,216)
(Increase) decrease in other investments	155	252	(44)
(Increase) decrease in other long-term assets	1,446	(850)	(1,013)
Other	1,404	939	(1,902)
Net Cash Used for Investing Activities	(22,058)	(34,446)	(86,734)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	699,001	872,549	796,073
Payments on revolving lines of credit, securitization facility and long-term borrowings	(754,002)	(846,100)	(796,619)
Proceeds from exercise of stock options	44	2,364	3,742
Payment of financing costs	(22,992)	—	—
Payment of dividends	(1,596)	(1,589)	(1,580)
Net Cash Provided (Used) by Financing Activities	(79,545)	27,224	1,616
Effect of exchange rate changes on cash	2,500	1,347	50
Increase (decrease) in cash and cash equivalents	(20,003)	56,579	(6,943)
Cash and cash equivalents at beginning of year	82,203	25,624	32,567
Cash and cash equivalents at end of year	$62,200	$82,203	$25,624

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

INVACARE CORPORATION AND SUBSIDIARIES

(In thousands)	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Unearned Compen-sation	Treasury Stock	Total
January 1, 2005 Balance	$7,803	$278	$124,798	$550,753	$104,629	$(1,557)	$(32,261)	$754,443
Exercise of stock options, including tax benefit	117		14,133				(6,004)	8,246
Restricted stock awards	5		1,011			(1,016)		—
Restricted stock award expense						881		881
Net earnings				48,852				48,852
Foreign currency translation adjustments					(56,176)			(56,176)
Unrealized losses on cash flow hedges					(1,008)			(1,008)
Marketable securities holding gain					35			35
Total comprehensive loss								(8,297)
Dividends				(1,580)				(1,580)
December 31, 2005 Balance	7,925	278	139,942	598,025	47,480	(1,692)	(38,265)	753,693
Cumulative effect adjustment, adoption of SAB 108, net of tax				(1,912)				(1,912)
Adjustment upon adoption of FAS 123R			(1,692)			1,692		—
Exercise of stock options	59		4,911				(4,314)	656
Non-qualified stock option expense			512					512
Restricted stock awards	29		1,046					1,075
Net loss				(317,774)				(317,774)
Foreign currency translation adjustments					64,386			64,386
Unrealized gains on cash flow hedges					2,303			2,303
Marketable securities holding loss					(41)			(41)
Total comprehensive loss								(251,126)
Adjustment to initially apply FASB Statement No. 158, net of tax					(14,940)			(14,940)
Dividends				(1,589)				(1,589)
December 31, 2006 Balance	8,013	278	144,719	276,750	99,188	—	(42,579)	486,369
Exercise of stock options	1		42					43
Non-qualified stock option expense			1,232					1,232
Restricted stock awards	20		1,302				(298)	1,024
Net earnings				1,190				1,190
Foreign currency translation adjustments					66,373			66,373
Unrealized loss on cash flow hedges					(3,334)			(3,334)
Defined benefit plans amortization of prior service costs and unrecognized losses					2,701			2,701
Marketable securities holding gain					41			41
Total comprehensive income								66,971
Dividends				(1,596)				(1,596)
December 31, 2007 Balance	$8,034	$278	$147,295	$276,344	$164,969	$—	$(42,877)	$554,043
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

Reclassifications:  The company reclassified $1,005,000 from other long-term obligations to additional paid-in-capital as of January 1, 2005 to properly reflect deferred compensation on the Consolidated Balance Sheet and Consolidated Statement of Shareholders’ Equity.  Certain lines of the Consolidated Statement of Cash Flows were also reclassified in 2006 and 2005 to conform to the presentation for 2007, including the proper presentation of the provision for stock option and award expense, and the changes increased net operating cash flows by $717,000 and $881,000, respectively, for 2006 and 2005.  Reclassifications were made to the company’s segment disclosures including reclassification of segment earnings (loss) before income tax amounts for 2006 and 2005 to be consistent with 2007 presentation of including the impact of the consolidated variable interest entity in “Other” versus “NA/HME.”  The reclassification decreased the loss in NA/HME and increased the loss in Other by $10,394,000 in 2006 and increased the earnings in NA/HME and the loss in Other in 2005 by $1,087,000.

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

Property and Equipment:  Property and equipment are stated on the basis of cost. The company principally uses the straight-line method of depreciation for financial reporting purposes based on annual rates sufficient to amortize the cost of the assets over their estimated useful lives. Machinery and equipment as well as furniture and fixtures are generally depreciated using lives of 3 to 10 years, while buildings and improvements are depreciated using lives of 3 to 40 years. Accelerated methods of depreciation are used for federal income tax purposes. Expenditures for maintenance and repairs are charged to expense as incurred.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Policies – Continued

Goodwill and Other Intangibles:  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) goodwill is subject to annual impairment testing. For purposes of the impairment test, the fair value of each reporting unit is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates. The fair values are then compared to the carrying value of the net assets of each reporting unit. No impairments were recognized in 2007. As a result of reduced profitability in the NA/HME operating segment and uncertainty associated with future market conditions, in 2006 the company recorded impairment charges related to goodwill and an intangible asset in this segment of $294,656,000 and $160,000, respectively, in addition, an impairment charge of $5,601,000 was recorded related to the intangible asset recorded associated with NeuroControl, which is included in Other in the segment disclosure, at December 31, 2006.

Accrued Warranty Cost:  Generally, the company’s products are covered by warranties against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the current year. See Current Liabilities in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual.

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

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and indications from the third-party actuary. Additional reserves, in excess of the specific individual case reserves, are provided for incurred but not reported claims based upon actuarial valuations at the time such valuations are conducted. Historical claims experience and other assumptions are taken into consideration by the third-party actuary to estimate the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, that the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government indices used to trend losses and exposures are appropriate. Estimates made are adjusted on a regular basis and can be impacted by actual loss award settlements on claims.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Policies – Continued

Distributed products sold by the company are accounted for in accordance with Emerging Issues Task Force (EITF) No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. The company records distributed product sales gross as a principal since the company takes title to the products and has the risks of loss for collections, delivery and returns.

Product sales that give rise to installment receivables are recorded at the time of sale when the risks and rewards of ownership are transferred. The company has an agreement with a third party financing company to provide the majority of future installment financing to Invacare customers. As such, interest income is recognized based on the terms of the installment agreements. Installment accounts are monitored and if a customer defaults on payments, interest income is no longer recognized. All installment accounts are accounted for using the same methodology, regardless of duration of the installment agreements.

 Research and Development:  Research and development costs are expensed as incurred and included in cost of products sold. The company’s annual expenditures for product development and engineering were approximately $22,491,000, $22,146,000, and $23,247,000 for 2007, 2006, and 2005, respectively.

Advertising:  Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The company has a co-op advertising program in which the company reimburses customers up to 50% of their costs of qualifying advertising expenditures. Invacare product and brand logos must appear in all advertising. Invacare requires customers to submit proof of advertising with their claims for reimbursement. The company’s cost of the program is included in SG&A expense in the consolidated statement of operations at the time the liability is estimated. Reimbursement is made on an annual basis and within 3 months of submission and approval of the documentation. The company receives monthly reporting from those in the program of their qualified advertising dollars spent and accrues based upon information received. Advertising expenses amounted to $17,529,000, $20,869,000 and $26,621,000 for 2007, 2006 and 2005, respectively, the majority of which is incurred for advertising in the United States.

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

Effective January 1, 2006, the company adopted SFAS No. 123R using the modified prospective application method. Under the modified prospective method, compensation cost has been recognized since January 1, 2006 for: 1) all stock-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value calculated in accordance with SFAS No. 123R, and 2) all stock-based payments granted prior to, but not vested as of, January 1, 2006 based upon grant-date fair value as calculated for previously presented pro forma footnote disclosures in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation. The amounts of stock-based compensation expense recognized were as follows (in thousands):

	2007	2006	2005
Stock-based compensation expense recognized as part of selling, general and administrative expense	$2,554	$1,587	$881

The 2007 and 2006 amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan. The 2005 amount reflects compensation expense recognized for restricted stock awards only, before SFAS No. 123R was adopted. Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company’s Business Segment Note to the Consolidated Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Policies – Continued

Pursuant to the modified prospective application method, results for periods prior to January 1, 2006 have not been restated to reflect the effects of adopting SFAS No. 123R. The pro forma information below is presented for comparative purposes, as required by SFAS No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123, to illustrate the pro forma effect on net earnings and related earnings per share for 2005, as if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for 2005 (in thousands):

2005
Net earnings, as reported	$48,852
Add: Stock-based compensation expense included in reported earnings, net of tax ($308)	573
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of tax ($7,993)	(14,845)
Adjusted net earnings	$34,580
Net earnings per share:
Basic — as reported	$1.55
Basic — as adjusted for stock-based compensation expense	$1.10
Diluted — as reported	$1.51
Diluted — as adjusted for stock-based compensation expense	$1.07

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

Income Taxes:  The company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities. Undistributed earnings of the company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for income taxes has been provided for unremitted earnings of foreign subsidiaries. The amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are permanently reinvested is not practically determinable.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Policies – Continued

The company is a party to interest rate swap agreements that qualify as cash flow hedges and effectively convert floating-rate debt to fixed-rate debt, so the company can avoid the risk of changes in market interest rates.  Until the company refinanced its debt in February 2007, the company was also a party to interest rate swap agreements that qualified as fair value hedges and effectively converted fixed-rate debt to floating-rate debt, so the company could avoid paying higher than market interest rates.  The company recognized net losses of $394,000 and $696,000 in 2007 and 2006, respectively, and a net gain of $1,230,000 in 2005 related to its swap agreements, which is reflected in interest expense on the consolidated statement of operations.

To protect against increases/decreases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the company utilizes cash flow hedges to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The company recognized a net gain of $451,000 in 2007 and net losses of $240,000 and $280,000 in 2006 and 2005, respectively, on foreign currency cash flow hedges. The gains and losses are included in cost of products sold and selling, general and administrative expenses on the consolidated statement of operations.

The company recognized no gain or loss related to hedge ineffectiveness or discontinued cash flow hedges. If it is later determined that a hedged forecasted transaction is unlikely to occur, any gains or losses on the forward contracts would be reclassified from other comprehensive income into earnings. The company does not expect this to occur during the next twelve months.  The company has historically not recognized any ineffectiveness related to forward contract cash flow hedges because the company generally limits it hedges to 60% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature.

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

Net Earnings Per Share:  Basic earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding during the year. Diluted earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding plus the effects of dilutive stock options and awards outstanding during the year.

Defined Benefit Plans:  In September 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and OtherPostretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), or “FAS 158.” FAS 158 requires plan sponsors to recognize the funded status of their defined benefit postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the balance sheet date and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The company adopted the provisions of FAS 158 on December 31, 2006. The adoption required the company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our postretirement benefit plan in the December 31, 2006 balance sheet, with a corresponding adjustment of $14,940,000 to accumulated other comprehensive income on a pre-tax and after-tax basis. The adoption of FAS 158 did not affect the company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented.

In 2006, the company determined that the reported December 31, 2005 accumulated benefit for the company’s non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) was understated by $2,941,000 ($1,912,000 after-tax), or $0.06 per share, as the result of accounting errors in which recorded expense in prior years was netted by SERP benefit payments. The company assessed the error amounts considering SEC Staff Accounting Bulletin No. 99, Materiality, as well as SEC Staff Accounting Bulletin No. 108, Considering the Effects ofPrior Year Misstatements When Quantifying Misstatements in Current Year FinancialStatements, or “SAB 108.” The error was not material to any prior period reported financial statements, but was material in the current year. Accordingly, the company recorded the correction of the understatement of expense as an adjustment to beginning 2006 retained earnings pursuant to the special transition provision detailed in SAB 108.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Policies – Continued

Recent Accounting Pronouncements:  In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or “FIN 48.” FIN 48 prescribes recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance regarding derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the company did not recognize an adjustment in the liability for unrecognized income tax benefits.  The company continues to recognize interest and penalties related to uncertain tax positions in income tax expense.

In September, 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 (FAS 157), Fair Value Measurements, which creates a framework for measuring fair value, clarifies the definition of fair value and expands the disclosures regarding fair value measurements.  FAS 157 does not require any new fair value measurements and is effective for fiscal years beginning after November 15, 2007, thus January 1, 2008.  The company adopted the new standard as of the effective date and currently does not believe the adoption will have a material impact on the company’s financial position or future results as the company is already performing its goodwill and intangible valuation calculations and estimating the fair value of the company’s financial instruments using methodology which is principally consistent with Statement No. 157. The company continues to study the impact that FAS 157 will have on future disclosures of the fair values for investments, accounts receivable and debt as shown in the Fair Values of Financial Instruments footnote disclosure.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141R), which changes the accounting for business acquisitions.  SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes principles and requirements as to how an acquirer should recognize and measure in its financial statements the assets acquired, liabilities assumed, any non-controlling interest and goodwill acquired.  SFAS 141(R) also requires expanded disclosure regarding the nature and financial effects of a business combination.  SFAS 141(R) is effective for the company beginning January 1, 2009 and the company is currently evaluating the future impacts and disclosures of this standard.

On September 5, 2007, the FASB exposed for comment FASB Staff Position APB 14-a (FSP APB 14-a) to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion.  The FASB believes this clarification is needed because the current accounting being applied for convertible debt does not fully reflect the true economic impact on the issuer since the conversion option is not captured as a borrowing cost and its full dilutive effect is not included in earnings per share.  The proposed FSP would require separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate.  The company would be required to bifurcate a component of its convertible debt as a component of stockholders’ equity and accrete the resulting debt discount as interest expense.  The comment period regarding the exposure draft ended October 15, 2007 and the exposure draft is currently being redeliberated by the FASB.  Should the proposed FSP become effective as drafted, the change may materially impact the company’s interest expense and earnings per share.  The most recent proposed effective date was January 1, 2008 with retrospective application required for all periods presented and no grandfathering for existing instruments.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the company’s receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the company has seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($39,135,000 in 2007 and $35,591,000 in 2006) is based primarily on management’s evaluation of the financial condition of the customer. The company’s allowance for uncollectible accounts contemplates the increased collectibility risk resulting from changes in Medicare reimbursement regulations, specifically changes to the qualification processes and reimbursement levels of power wheelchairs. The company has reviewed the accounts receivables associated with many of its customers that are most exposed to these issues. The company is also working with certain of its customers in an effort to help them reduce costs, including product line consolidations and introduction of simplified pricing. In addition, the company has also implementing tighter credit policies with many of these accounts.

Until February 2007, the company utilized a 364-day $100 million accounts receivable securitization facility which was entered into on September 30, 2005. The Receivables Purchase Agreement (the “Receivables Agreement”), provided for, among other things, the transfer from time to time by Invacare and certain of its subsidiaries of ownership interests of certain domestic accounts receivable on a revolving basis to the bank conduit, an asset-backed issuer of commercial paper, and/or the financial institutions named in the Receivables Agreement. Pursuant to the Receivables Agreement, the company and certain of its subsidiaries from time to time could transfer accounts receivable to Invacare Receivables Corporation (IRC), a special purpose entity and subsidiary of Invacare. IRC would then transfer interests in the receivables to the Conduit and/or the financial institutions named in the Receivables Agreement and receives funds from the conduit and/or the financial institutions raised through the issuance of commercial paper (in its own name) by the conduit and/or the financial institutions.

In accordance with U.S. Generally Accepted Accounting Principles (GAAP), Invacare accounted for the transaction as a secured borrowing. Borrowings under the facility were effectively repaid as receivables were collected, with new borrowings created as additional receivables were sold. As of December 31, 2006, Invacare had $71,750,000 in borrowings pursuant to the securitization facility at a borrowing rate of approximately 6.1% in 2006. The debt is reflected on the short-term debt and current maturities of long-term obligations line of the consolidated balance sheet at December 31, 2006.  In February 2007, the accounts receivable securitization facility was terminated and thus the company has no borrowings outstanding as of December 31, 2007 associated with the facility.

Installment receivables as of December 31, 2007 and 2006 consist of the following (in thousands):

	2007			2006
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$4,404	$30,560	$34,964	$9,077	$18,991	$28,068
Less:
Unearned interest	(100)	(3,176)	(3,276)	(1,401)	(1,738)	(3,139)
Allowance for doubtful accounts	(247)	(3,578)	(3,825)	(579)	(1,463)	(2,042)
	$4,057	$23,806	$27,863	$7,097	$15,790	$22,887

The increase in the allowance for doubtful accounts in 2007 was the result of additional provisions for doubtful accounts.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Receivables – Continued

In addition, as a result of the company’s third party financing arrangement, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

Inventories

Inventories as of December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Finished goods	$116,808	$118,323
Raw materials	63,815	66,718
Work in process	14,981	16,715
	$195,604	$201,756

Other Current Assets

Other current assets as of December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Value added taxes receivable	$22,808	$43,264
Recoverable income taxes	11,219	19,024
Prepaids and other current assets	28,321	27,106
	$62,348	$89,394

Property and Equipment

Property and equipment as of December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Machinery and equipment	$308,904	$276,062
Land, buildings and improvements	97,478	86,544
Furniture and fixtures	33,204	29,609
Leasehold improvements	16,390	15,943
	455,976	408,158
Less allowance for depreciation	(286,600)	(234,213)
	$169,376	$173,945

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisitions

On November 27, 2007, Invacare Corporation acquired RoadRunner Mobility, Inc., a Texas corporation and a leading repairer of power wheelchairs supporting the equipment service needs of the Medicare beneficiary through a national network of service centers and service technicians for $5,496,000 in cash.  The company’s results of operations include the impact of RoadRunner Mobility, Inc. since the date of the acquisition.

In 2006, Invacare Corporation acquired two businesses, which were individually immaterial and in the aggregate, at a total cost of $15,296,000, which was paid in cash.  The company acquired Home Health Equipment Pty Ltd, an Australian based company, and leading supplier of medical equipment in South Australia, providing high quality equipment and service to institutions and individual clients selling the full range of rehabilitation, mobility and continuing care products.  In addition, the company acquired Morris Surgical Pty Ltd, an Australian based company, and a leading supplier of medical equipment in Queensland, providing high quality equipment and service to institutions and individual clients selling the full range of rehabilitation, mobility, continuing care products as well as niche and made to order products.

On September 9, 2004, the company acquired 100% of the shares of WP Domus GmbH (Domus), a European-based holding company that manufactures several complementary product lines to Invacare’s product lines, including power add-on products, bath lifts and walking aids, from WP Domus LLC. Domus has three divisions: Alber, Aquatec and Dolomite. The acquisition allowed the company to expand its product line and reach new markets. The final purchase price was $226,806,000, including acquisition costs of $4,116,000, which was paid in cash.

In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the company previously recorded accruals for severance and exit costs for facility closures and contract terminations. A progression of the accruals recorded in the purchase price allocation is as follows (in thousands):

	Severance	Exit of Product Lines	Sales Agency Terminations
Balance at 1/1/05	$561	$—	$—
Additional accruals	4,445	897	612
Payments	(1,957)	—	(612)
Balance at 12/31/05	3,049	897	—
Adjustments	(1,285)	(897)	—
Payments	(566)	—	—
Balance at 12/31/06	$1,198	$—	$—
Adjustments	(972)	—	—
Payments	(226)	—	—
Balance at 12/31/07	$—	$—	$—

The adjustments represent reversals to goodwill for accruals not utilized.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill

The carrying amount of goodwill by operating segment is as follows (in thousands):

	North America / HME	Invacare Supply Group	Institutional Products Group	Europe	Asia/Pacific	Consolidated
Balance at January 1, 2006	$331,938	$—	$—	$367,151	$21,784	$720,873
Acquisitions	—	—	—	—	8,081	8,081
Foreign currency translation adjustments	4,366	—	—	51,983	1,964	58,313
Purchase accounting adjustments	—	—	—	(2,182)	—	(2,182)
Re-allocation	(41,648)	23,541	18,107	—	—	—
Impairment charge	(294,656)	—	—	—	—	(294,656)
Balance at December 31, 2006	—	23,541	18,107	416,952	31,829	490,429
Acquisitions	2,822	—	—	—	—	2,822
Foreign currency translation adjustments	—	—	3,318	42,155	5,431	50,904
Purchase accounting adjustments	—	—	—	(972)	—	(972)
Balance at December 31, 2007	$2,822	$23,541	$21,425	$458,135	$37,260	$543,183

As a result of the RoadRunner Mobility, Inc. acquisition in 2007, additional goodwill of $2,822,000 was recorded, which is deductible for tax purposes. In the fourth quarter of 2006, the company expanded its number of reporting segments from three to five due to organizational changes within the former North American geographic operating segment in line with how the chief operating decision maker assesses performance and makes resource allocation decisions.  Accordingly, under the provisions of SFAS No. 142, the company reallocated the goodwill related to the former North American reporting unit to the three new reporting units which comprise the North America geographic region.

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

The company utilizes a discounted cash flow method model to analyze reporting units for impairment in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns and days’ sales outstanding to forecast future cash flows.  The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of company’s of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta, a small cap stock adjustment and company specific risk premiums.  The assumptions used are based on a market participant’s point of view and yielded a discount rate of 9.25% in 2007 compared to 8.85% in 2006.  While no impairment was indicated in 2007 for any reporting units, a future potential impairment is possible for any or the company’s reporting units should actual results differ materially from forecasted results.

No impairment was evident based on the company’s 2007 fourth quarter review.  An impairment charge related to goodwill in the North America/HME segment of $294,656,000 was recorded in the fourth quarter of 2006 as a result of reduced profitability in the NA/HME operating segment and uncertainty associated with future market conditions.  As part of the impairment analysis in 2006, the company compared the forecasted un-discounted cash flows for each facility in the North America/HME segment to the carrying value of the net assets associated with a given facility, which calculated no impairment of any other long-lived assets pursuant to SFAS No. 144.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill – Continued

The 2006 impairment of goodwill in the NA/HME operating segment was primarily the result of reduced government reimbursement levels and changes in reimbursement policies, which negatively affected revenues and profitability in the NA/HME operating segment. The changes announced by the Centers for Medicare and Medicaid Services, or “CMS,” affected eligibility, documentation, codes, and payment rules relating to power wheelchairs impacted the predictability of reimbursement of expenses for and access to power wheelchairs and created uncertainty in the market place, thus decreasing purchases. Effective November 15, 2006, the CMS reduced the maximum reimbursement amount for power wheelchairs under Medicare by up to 28%. The reduced reimbursement levels may cause consumers to choose less expensive versions of the company’s power wheelchairs.

NA/HME sales of respiratory products were also negatively affected by the changes in 2006. Small and independent provider sales declined as these dealers slowed their purchases of the company’s HomeFill™ oxygen system product line, in part, until they had a clearer view of future oxygen reimbursement levels. Furthermore, a study issued by the Office of Inspector General or “OIG,” in September 2006 suggested that $3.2 billion in savings could be achieved over five years by reducing the reimbursed rental period from three years (the reimbursement period under current law) to thirteen months. The uncertainty created by these announcements continues to negatively impact the home oxygen equipment market, particularly for those providers considering changing to the HomeFill™ oxygen system.

Other Intangibles

All of the company’s other intangible assets have definite lives and continue to be amortized over their useful lives, except for $36,505,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2006 to December 31, 2007 were primarily the result of foreign currency translation.  The company’s intangibles consist of the following (in thousands):

	December 31, 2007		December 31, 2006
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer Lists	$77,329	$21,238	$71,106	$14,373
Trademarks	36,505	—	33,034	—
License agreements	4,559	4,335	4,489	3,821
Developed Technology	7,316	1,425	6,819	940
Patents	6,909	4,313	6,631	3,869
Other	8,650	5,221	8,005	4,205
	$141,268	$36,532	$130,084	$27,208

Intangibles recorded as the result of an acquisition during 2007 were as follows (in thousands):

	Fair Value	Weighted Average Amortization Period
Customer lists	$1,600	10 years
Other	100	5 years
Total	$1,700

Amortization expense related to other intangibles was $8,985,000 and $9,311,000 for 2007 and 2006, respectively. Estimated amortization expense for each of the next five years is expected to be $8,640,000 for 2008, $8,315,000 in 2009, $8,173,000 in 2010, $7,750,000 in 2011 and $7,674,000 in 2012.  Amortized intangibles are being amortized on a straight-line basis for periods from 3 to 20 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Intangibles – Continued

In accordance with SFAS No. 142, the company reviews intangibles for impairment. For purposes of the impairment test, the fair value of each unamortized intangible is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates. The fair values are then compared to the carrying value of the intangible. For amortized intangibles, the forecasted undiscounted cash flows were compared to the carrying value, and if impairment results, the impairment is measured based on the estimated fair value of the intangibles. As a result of the company’s 2007 intangible impairment review, there was no impairment to any intangible assets. As a result of the company’s 2006 intangible impairment review, an impairment charge of $160,000 was recorded associated with a trade name, which is part of the NA/HME segment and a charge of $5,601,000 was recorded related to the intangible recorded associated with NeuroControl, which is included in Other in the segment disclosure. See Investment in Affiliated Company in the Notes to the Consolidated Financial Statements included in this report below. The company has recorded a material amount of intangibles as the result of acquisitions which may become impaired if performance assumptions, primarily related to sales and operating cash flows estimates, made at the time of originally valuing the intangibles are not achieved.

Investment in Affiliated Company

FASB Interpretation No. 46, Consolidation of Variable Interest Entities(FIN 46), which was revised in December 2003, requires consolidation of an entity if the company is subject to a majority of the risk of loss from the variable interest entity’s (VIE) activities or entitled to receive a majority of the entity’s residual returns, or both. A company that consolidates a VIE is known as the primary beneficiary of that entity.

Until the fourth quarter of 2007, the company consolidated NeuroControl, a company whose product is focused on the treatment of post-stroke shoulder pain in the United States. Certain of the company’s officers and directors (or their affiliates) have small minority equity ownership positions in NeuroControl. Based on the provisions of FIN 46 and the company’s analysis, the company had consolidated this investment on a prospective basis since January 1, 2005 and recorded an intangible asset for patented technology of $7,003,000. The other beneficial interest holders have no recourse against the company.

In the fourth quarter of 2006, the company’s board of directors made a decision to no longer fund the cash needs of NeuroControl. Based upon that decision, NeuroControl’s directors decided to commence a liquidation process and cease operations. Therefore, funding of this investment ceased on December 31, 2006. As a result of this decision, the company established a valuation reserve related to the NeuroControl intangible asset of $5,601,000 to fully reserve against the patented technology intangible as it was deemed to be impaired. In the fourth quarter of 2007, the company recognized a one-time gain of $3,981,000 due to the cancellation of debt owed by NeuroControl to two third parties.  As of December 31, 2007, all operations of NeuroControl had ceased.

Current Liabilities

Accrued expenses as of December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Accrued salaries and wages	$41,851	$31,970
Accrued taxes other than income taxes, primarily Value Added Taxes	29,721	43,899
Accrued warranty cost	16,616	15,165
Accrued interest	11,926	10,893
Accrued freight	10,036	4,278
Accrued rebates	7,420	8,356
Accrued legal and professional	3,927	8,222
Accrued product liability, current portion	3,556	3,296
Accrued insurance	2,071	2,258
Accrued severance	1,224	6,457
Accrued derivative liability	78	435
Other accrued items, principally trade accruals	17,532	12,547
	$145,958	$147,776

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Current Liabilities – Continued

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

Changes in accrued warranty costs were as follows (in thousands):

	2007	2006
Balance as of January 1	$15,165	$15,583
Warranties provided during the period	10,253	9,175
Settlements made during the period	(9,538)	(10,252)
Changes in liability for pre-existing warranties during the period, including expirations	736	659
Balance as of December 31	$16,616	$15,165

Long-Term Debt

Debt as of December 31, 2007 and 2006 consist of the following (in thousands):
	2007	2006
$250,000,000 term loan facility at 2.25% above local interbank offered rates (LIBOR), expires February 12, 2013	$197,500	$-
$150,000,000 revolving credit facility at 2.25% above LIBOR, expires February 12, 2012	19,488	-
$175,000,000 senior notes at 9.75%, due in February 2015	172,896	-
$135,000,000 convertible senior subordinated debentures at 4.125%, due in February 2027	135,000	-
Revolving credit agreement ($500,000,000 multi-currency), at 0.675% to 1.40% above LIBOR, expires January 14, 2010, repaid February 12, 2007	-	157,465
$80,000,000 senior notes at 6.71%, due in February 2008, repaid February 12, 2007	-	80,000
$50,000,000 senior notes at 3.97%, due in October 2007, repaid February 12, 2007	-	49,565
$30,000,000 senior notes at 4.74%, due in October 2009, repaid February 12, 2007	-	30,000
$20,000,000 senior notes at 5.05%, due in October 2010, repaid February 12, 2007	-	20,000
$150,000,000 senior notes at 6.15%, due in April 2016, repaid February 12, 2007	-	150,000
Short-term borrowings secured by accounts receivable, repaid February 12, 2007	-	71,750
Other notes and lease obligations	12,968	14,346
	537,852	573,126
Less short-term borrowings secured by accounts receivable	-	(71,750)
Less current maturities of long-term debt	(24,510)	(52,493)
	$513,342	$448,883

The 2006 carrying values of the senior notes have been adjusted by the gains/losses on the swaps accounted for as fair value hedges.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Term Debt – Continued

On February 12, 2007, the company completed a new financing program which provides the company with total capacity of approximately $710 million, the net proceeds of which were used to refinance substantially all of the company’s then existing indebtedness and pay related fees and expenses.  The refinancing was made necessary, in part, because on November 6, 2006, the company determined that it was in violation of a financial covenant contained in three Note Purchase Agreements between the company and various institutional lenders (the “Note Purchase Agreements”). The Note Purchase Agreements related to an aggregate principal amount of $330 million in long-term debt of the company. The financial covenant limited the ratio of consolidated debt to consolidated operating cash flow. The company believed the limit was exceeded as a result of borrowings by the company in early October, 2006 under its $500 million credit facility dated January 14, 2005 with various banks (the “Credit Facility”). The violation of the covenant under the Note Purchase Agreements also may have constituted a default under both the Credit Facility and the company’s separate $100 million trade receivables securitization facility (collectively, all of these loan facilities are referred to as the “Loan Facilities”). The company obtained the necessary waivers of the covenants that were violated.

As part of the new financing, the company entered into a $400,000,000 senior secured credit facility consisting of a $250,000,000 term loan facility and a $150,000,000 revolving credit facility. The company’s obligations under the new senior secured credit facility are secured by substantially all of the company’s assets and are guaranteed by its material domestic subsidiaries, with certain obligations also guaranteed by its material foreign subsidiaries. Borrowings under the new senior secured credit facility will generally bear interest at LIBOR plus a margin of 2.25%, including an initial facility fee of 0.50% per annum on the facility.

The company also completed the sale of $175,000,000 principal amount of its 9.75% Senior Notes due 2015 to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The notes are unsecured senior obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, and pay interest at 9.75% per annum on each February 15 and August 15. The net proceeds to the company from the offering of the notes, after deducting the initial purchasers’ discount and the estimated offering expenses payable by the company, were approximately $167,000,000.

Also, as part of the refinancing, the company completed the sale of $135,000,000 principal amount of its Convertible Senior Subordinated Debentures due 2027 to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The debentures are unsecured senior subordinated obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the company, or a combination of cash and common shares of the company, subject to certain conditions, and at the company’s discretion. The company intends to settle any conversion with cash; therefore, no convertible debt effect is included in the company’s weighted average shares outstanding for the purpose of determining the company’s reported Net Earnings (loss) per Share – Assuming Dilution. The initial conversion rate is 40.3323 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $24.79 per share. Holders of the debentures can not convert the debt to common stock unless the company’s common stock price is at a level in excess of $32.23, a 30% premium to the conversion price for at least 20 trading days during a period of 30 consecutive trading days preceding the date on which the notice of conversion is given. The debentures are redeemable at the company’s option, subject to specified conditions, on or after February 6, 2012 through and including February 1, 2017, and at the company’s option after February 1, 2017. On February 1, 2017 and 2022 and upon the occurrence of certain circumstances, holders have the right to require the company to repurchase all or some of their debentures. The company evaluated the terms of the call, redemption and conversion features under the applicable accounting literature, including SFAS 133, Accounting for Derivative Instruments and Hedging Activitiesand EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and  Potentially Settled in, a Company’s Own Stock, and determined that the features did not require separate accounting as derivatives. The net proceeds to the company from the offering of the debentures, after deducting the initial purchasers’ discount and the estimated offering expenses payable by the company, were approximately $132,300,000.

The notes, debentures and common shares issuable upon conversion of the debentures have been registered under the Securities Act.

On April 27, 2006, the company consummated a Senior Notes offering for $150 million at a fixed rate of 6.15% due April 27, 2016. The proceeds were used to reduce debt outstanding under the company’s $500 million revolving credit facility.   The Senior Notes were repaid in full as part of the refinancing completed on February 12, 2007.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Term Debt – Continued

On March 31, 2006, the company and the other parties to its $500 million Credit Agreement dated as of January 12, 2005, entered into certain amendments to the Agreement which among other things: (i) amended the definitions of Adjusted EBITDA and EBIT under the Credit Agreement to clarify the treatment of restructuring costs under the Credit Agreement, and (ii) amended the definition of Consolidated Interest Expense under the Credit Agreement to exclude any interest accrued under any Trade Receivables Securitization Transaction permitted pursuant to Section 5.2(n) of the Credit Agreement.  The debt outstanding related to the $500 million Credit Agreement was repaid in full as part of the refinancing completed on February 12, 2007.

On January 14, 2005, the company entered into a $450,000,000 multi-currency, long-term revolving credit agreement which was increased on April 4, 2005 by $50,000,000 to an aggregate amount of $500,000,000 and expires on January 14, 2010. The facility provided that Invacare, could, upon consent of its lenders, increase the amount of the facility by an additional $50,000,000. The agreement replaced the $325,000,000 multi-currency, long-term revolving credit agreement entered into in 2001 and a $100,000,000 bridge agreement entered into in 2004.  The debt outstanding related to the $450,000,000 multi-currency, long-term revolving credit agreement was repaid in full as part of the refinancing completed on February 12, 2007.

Borrowings denominated in foreign currencies aggregated $19,488,000 at December 31, 2007 and $115,964,000 at December 31, 2006. As of December 31, 2007 and 2006, the weighted average floating interest rate on borrowings was 7.22% and 5.90%, respectively.

The company’s borrowing arrangements contain covenants with respect to, among other items, maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company’s bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements. Under the most restrictive covenant of the company’s borrowing arrangements as of December 31, 2007, the company had the capacity to borrow up to an additional $130,512,000.

In July 2007, the company entered into cash flow hedges that exchanged the LIBOR variable rate on $125,000,000 of term loan debt for a fixed rate of 5.0525% and in November exchanged the LIBOR variable on $30,000,000 of term loan debt for a fixed rate of 3.95%. In December 2006, $50,000,000 in fair value hedge swaps that exchanged fixed rates for floating rates were de-designated as hedges as the associated debt was to be paid off as part of the company’s refinancing, which was completed in February 2007.  In August 2006, $50,000,000 in fair value hedge swaps were also terminated.  All losses associated with the terminations of fair value hedge swaps were amortized over the remaining life of the previously hedged debt using the effective yield method.

The aggregate minimum maturities of long-term debt for each of the next five years are as follows: $24,510,000 in 2008, $3,351,000 in 2009, $3,030,000 in 2010, $3,074,000 in 2011, and $3,147,000 in 2012. The 2008 payment amount includes estimated additional mandatory payment of $13,572,000 as required by the company’s credit facility based upon excess cash flow as defined in the agreement.  Interest paid on borrowings was $42,053,000, $28,723,000 and $29,017,000 in 2007, 2006 and 2005, respectively.

Other Long-Term Obligations

Other long-term obligations as of December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Supplemental Executive Retirement Plan liability	$33,496	$33,251
Product liability	17,580	19,335
Deferred income taxes	28,824	34,593
Other, principally deferred compensation	26,146	20,044
Total long-term obligations	$106,046	$107,223

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Leases and Commitments

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2007, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2024. Lease expenses were approximately $22,229,000 in 2007, $21,302,000 in 2006, and $18,718,000 in 2005.

The amount of buildings and equipment capitalized in connection with capital leases was $16,595,000 and $17,072,000 at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, accumulated amortization was $3,789,000 and $5,461,000, respectively. Future minimum operating and capital lease commitments as of December 31, 2007, are as follow (in thousands):

Year	Capital Leases	Operating Leases
2008	$2,021	$20,361
2009	1,942	12,179
2010	1,574	6,828
2011	1,537	3,514
2012	1,537	1,630
Thereafter	10,175	5,089
Total future minimum lease payments	18,786	$49,601
Amounts representing interest	(5,980)
Present value of minimum lease payments	$12,806

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

The company sponsors a Deferred Compensation Plus Plan covering certain employees, which provides for elective deferrals and the company retirement deferrals so that the total retirement deferrals equal amounts that would have contributed to the company’s principal retirement plans if it were not for limitation imposed by income tax regulations. Contribution expense for the above plans in 2007, 2006 and 2005 was $5,455,000, $5,514,000, and $5,811,000, respectively.

The company also sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. The projected benefit obligation related to this unfunded plan was $33,920,000 and $33,676,000 at December 31, 2007 and 2006, respectively, and the accumulated benefit obligation was $22,842,000 and $20,236,000 at December 31, 2007 and 2006, respectively.  The projected benefit obligations were calculated using salary increases of 4% and 5% at December 31, 2007 and 2006, respectively. The assumed discount rate for 2007 was 6.0% based upon the discount rate on high-quality fixed-income investments without adjustment and the comparable rate was 6.75% for 2006. The retirement age was 65 for both 2007 and 2006. The salary increase rate was decreased to recognize the fact that salary increases have decreased over the last few years, while the discount rate was adjusted to give effect to current market data.  Expense for the plan in 2007, 2006 and 2005 was $3,031,000, $2,861,000, and $2,439,000, respectively of which $1,520,000, $1,407,000 and $1,278,000 was related to interest cost with the remaining portion related to service costs, prior service costs and other gains/losses. Benefit payments in 2007, 2006 and 2005 were $424,000, $952,000 and $424,000, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Retirement and Benefit Plans – Continued

In 2005, the company began sponsoring a Death Benefit Only Plan for certain key executives that provides a benefit equal to three times the participant’s final earnings should the participant’s death occur while an employee and a benefit equal to one times the participant’s final earnings upon the participant’s death after normal retirement or post-employment.  Expense for the plan in 2007, 2006 and 2005 was $281,000, $252,000, and $209,000, respectively of which $254,000, $221,000 and $209,000 was related to service cost with the remaining portion related to interest costs. There were no benefit payments in 2007, 2006 or 2005.

Accumulated other comprehensive income associated with the SERP and Death Benefit Only Plan (Defined Benefit Plans) was $12,239,000 and $14,940,000 as of December 31, 2007 and 2006, respectively for a net change of $2,701,000 as $3,312,000 in net periodic benefit costs was recognized during the year offset by a net increase in the projected benefit obligations related to the Defined Benefit Plans of $611,000.  Amortization of prior service costs and unrecognized losses associated with the Defined Benefit Plans is expected to be approximately $2,313,000 in 2008.

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

The 2003 Performance Plan (the “2003 Plan”) allows the Compensation Committee of the Board of Directors (the “Committee”) to grant up to 3,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock). The 1994 Performance Plan (the “1994 Plan”), as amended, expired in 2004 and allowed the Compensation Committee of the Board of Directors (the “Committee”) to grant up to 5,500,000 Common Shares. The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards. During 2007 and 2006, the Committee granted 503,096 and 522,152, respectively, in non-qualified stock options for a term of ten years at the fair market value of the company’s Common Shares on the date of grant under the 2003 Plan. There were no stock appreciation rights outstanding at December 31, 2007, 2006 or 2005.

Restricted stock awards for 80,320, 115,932 and 21,304 shares were granted in years 2007, 2006 and 2005 without cost to the recipients. The restricted stock awards vest ratably over the four years after the award date. At December 31, 2007 and 2006, there were 175,294 and 147,085 shares, respectively for restricted stock awards that were unvested. Unearned restricted stock compensation of $3,904,000 in 2007, $3,512,000 in 2006 and $1,016,000 in 2005, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period. Compensation expense of $1,322,000, $1,075,000 and $881,000 was recognized in 2007, 2006 and 2005, respectively, related to restricted stock awards granted since 2001.

The 2003 Plan and the 1994 Performance Plan have provisions that allow employees to exchange mature shares to pay the exercise price and surrender shares for the options to cover the minimum tax withholding obligation. Under these provisions, the company acquired treasury shares of approximately 14,000 for $298,000 in 2007, 128,000 for $4,314,000 in 2006 and 124,000 for $6,004,000 in 2005.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Shareholders’ Equity Transactions – Continued

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

All of the company’s outstanding unvested options under the Plans, which were accelerated, had exercise prices ranging from $30.91 to $47.80 which were greater than the company’s stock market price of $30.75 as of the effective date of the acceleration. As of December 31, 2007, an aggregate of 43,569,375 Common Shares were reserved for issuance upon the conversion of Class B Common Shares and future rights (as defined below), the exercise or grant of stock options or other awards under the company’s equity incentive plans and the conversion of the convertible debentures that were issued as part of the company’s Refinancing completed in February 2007.

The following table summarizes information about stock option activity form the three years ended December 31, 2007, 2006 and 2005:

	2007	Weighted Average Exercise Price	2006	Weighted Average Exercise Price	2005	Weighted Average Exercise Price
Options outstanding at January 1	4,724,651	$30.68	4,776,162	$31.57	4,638,405	$29.81
Granted	503,096	23.26	522,152	23.87	614,962	41.59
Exercised	(1,875)	23.32	(231,448)	24.61	(356,676)	23.39
Canceled	(492,907)	29.45	(342,215)	36.83	(120,529)	37.17
Options outstanding at December 31	4,732,965	$30.02	4,724,651	$30.68	4,776,162	$31.57
Options price range at December 31	$16.03 to		$16.03 to		$16.03 to
	$47.80		$47.80		$47.80
Options exercisable at December 31	3,895,458		4,216,624		4,745,435
Options available for grant at December 31*	1,354,431		1,784,033		454,142
__________
*	Options available for grant as of December 31, 2007 reduced by net restricted stock award activity of 213,298.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 12/31/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/07	Weighted Average Exercise Price
$16.03 – $23.71	2,217,610	4.5 years	$22.43	1,439,503	$22.11
$24.43 – $36.40	1,170,930	4.2	$31.11	1,111,530	$31.10
$37.70 – $47.80	1,344,425	6.7	$41.60	1,344,425	$41.60
Total	4,732,965	5.0	$30.02	3,895,458	$31.40

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Shareholders’ Equity Transactions – Continued

The company had utilized the disclosure-only provisions of SFAS No. 123 through December 31, 2005. Accordingly, no compensation cost was recognized for the stock option plans, except the expense recorded related to the 132,017 restricted stock awards granted in years 2001 through 2005.

The plans provide that shares granted come from the company’s authorized but unissued Common Shares or treasury shares. In addition, the company’s stock-based compensation plans allow participants to exchange shares for withholding taxes, which results in the company acquiring treasury shares. Pursuant to the plans, the Committee has established that the majority of the 2007 grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. Accordingly, the assumption regarding the stock options issued in 2007, 2006 and 2005 was that 25% of such options vested in the year following issuance. The stock options awarded during such years provided a four-year vesting period whereby options vest equally in each year. The 2007 and 2006 expense and 2005 pro forma disclosure may be adjusted for forfeitures of awards that will not vest because service or employment requirements have not been met.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006	2005
Expected dividend yield	.20%	.93%	.67%
Expected stock price volatility	29.2%	29.5%	26.7%
Risk-free interest rate	4.31%	4.71%	4.38%
Expected life (years)	3.9	4.4	5.6
Forfeiture percentage	8.0%	16.5%	-

Expected stock price volatility is calculated at each date of grant based on historical stock prices for a period of time commensurate with the expected life of the option. The weighted-average fair value of options granted during 2007, 2006 and 2005, based upon an expected exercise year of 2010, was $7.01, $7.87 and $12.41, respectively. The weighted-average remaining contractual life of options outstanding at December 31, 2007, 2006 and 2005 was 5.0, 5.3 and 5.7 years, respectively. The weighted-average contractual life of options exercisable at December 31, 2007 was 4.2 years. The total intrinsic value of stock awards exercised in 2007, 2006 and 2005 was $3,000, $1,792,170 and $7,401,047, respectively. As of December 31, 2007, the intrinsic value of all options outstanding and of all options exercisable was $6,170,000 and $4,475,000, respectively.

The exercise of stock awards in 2007, 2006 and 2005 resulted in cash received by the company totaling $44,000, $2,364,000 and $3,742,000 for each period, respectively and tax benefits of $0, $0 and $4,545,000, respectively.  The total fair value of awards vested during 2007, 2006 and 2005 was $975,000, $0, and $15,341,000, respectively with 2005 vesting amount reflecting the company’s decision to accelerate vesting for substantially all of the company’s then unvested stock options that were below fair market value on December 21, 2005.  The vesting amount in 2006 was zero as vesting occurs 25% annually, thus none of the 2006 grants vested during 2006 and there were no previous grants to vest due to the acceleration in 2005.

As of December 31, 2007, there was $9,570,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested options and shares, which includes $3,904,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years. Prior to the adoption of SFAS 123R, the company presented all tax benefit deductions resulting from the exercise of stock options as a component of operating cash flows in the Consolidated Statement of Cash Flows. In accordance with SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options is classified as a component of financing cash flows.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Shareholders’ Equity Transactions – Continued

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

Capital Stock

Capital stock activity for 2007, 2006 and 2005 consisted of the following (in thousands of shares):

	Common Stock Shares	Class B Shares	Treasury Shares
January 1, 2005 Balance	31,209	1,112	(934)
Exercise of stock options	465	—	(124)
Stock awards	21	—	—
December 31, 2005 Balance	31,695	1,112	(1,058)
Exercise of stock options	240	—	(128)
Stock awards	116	—	—
December 31, 2006 Balance	32,051	1,112	(1,186)
Exercise of stock options	2	—	—
Stock awards	73	—	(14)
December 31, 2007 Balance	32,126	1,112	(1,200)

Stock awards for 8,000 shares were cancelled in 2007.  Stock option exercises in 2006 include deferred share activity, which increased common shares by 9,000 shares and treasury shares by 4,000 shares. Stock option exercises in 2005 include deferred share activity, which increased common shares by 108,000 shares and treasury shares by 14,000 shares.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Comprehensive Earnings (Loss)

The components of other comprehensive earnings (loss) are as follows (in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Plans	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Balance at January 1, 2005	$104,470	$666		$(507)	$104,629
Foreign currency translation adjustments	(56,176)				(56,176)
Unrealized gain on available for sale securities		54			54
Deferred tax liability relating to unrealized gain on available for sale securities		(19)			(19)
Current period unrealized loss on cash flow hedges, net of reclassifications				(1,551)	(1,551)
Deferred tax benefit relating to unrealized loss on derivative financial instruments				543	543
Balance at December 31, 2005	48,294	701		(1,515)	47,480
Foreign currency translation adjustments	64,386				64,386
Unrealized loss on available for sale securities		(63)			(63)
Deferred tax benefit relating to unrealized loss on available for sale securities		22			22
Adjustment to initially apply FASB Statement No. 158			(14,940)		(14,940)
Deferred tax benefit resulting from adjustment to initially apply FASB Statement No. 158			5,229		5,229
Valuation reserve resulting from adjustment to initially apply FASB Statement No. 158			(5,229)		(5,229)
Current period unrealized gain on cash flow hedges, net of reclassifications				3,543	3,543
Deferred tax liability relating to unrealized gain on derivative financial instruments				(1,240)	(1,240)
Balance at December 31, 2006	112,680	660	(14,940)	788	99,188
Foreign currency translation adjustments	66,373				66,373
Unrealized gain on available for sale securities		63			63
Deferred tax liability relating to unrealized gain on available for sale securities		(22)			(22)
Defined benefit plan amortization of prior service costs and unrecognized losses			2,701		2,701
Deferred tax expense resulting from Defined benefit plan amortization of prior service costs and unrecognized losses			(945)		(945)
Valuation reserve reduction resulting from amortization of prior service costs and unrecognized losses related to Defined benefit plans			945		945
Current period unrealized loss on cash flow hedges, net of reclassifications				(3,786)	(3,786)
Deferred tax benefits relating to unrealized loss on derivative financial instruments				452	452
Balance at December 31, 2007	$179,053	$701	$(12,239)	$(2,546)	$164,969

A net gain of $450,000 in 2007 and net losses of $240,000 and $283,000 were reclassified into earnings related to derivative instruments designated and qualifying as cash flow hedges in 2007, 2006 and 2005, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Charges Related to Restructuring Activities

On July 28, 2005, the company announced multi-year cost reductions and profit improvement actions, which included: reducing global headcount, outsourcing improvements utilizing the company’s China manufacturing capability and third parties, shifting substantial resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy, general expense reductions and exiting four facilities. The restructuring was necessitated by the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations.

To date, the company has made substantial progress on its restructuring activities, including exiting facilities and eliminating positions through December 31, 2007, which resulted in restructuring charges of $11,408,000, $21,250,000 and $7,533,000 in 2007, 2006 and 2005, respectively, of which $1,817,000, $3,973,000 and $238,000, respectively is recorded in cost of products sold as it relates to inventory markdowns. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded as of December 31, 2007 during 2008. A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Balance at 1/1/06	Accruals	Payments	Balance at 12/31/06	Accruals	Payments	Balance at 12/31/07
North America/HME
Severance	$2,130	$5,549	$(6,320)	$1,359	$3,705	$(4,362)	$702
Product line discontinuance	—	2,719	(682)	2,037	178	(2,183)	32
Contract terminations	—	1,346	(789)	557	(19)	(172)	366
Total	$2,130	$9,614	$(7,791)	$3,953	$3,864	$(6,717)	$1,100
Invacare Supply Group
Severance	$112	$457	$(403)	$166	$67	$(228)	$5
Product line discontinuance	—	552	(552)	—	—	—	—
Contract terminations	165	—	(165)	—	—	—	—
Total	$277	$1,009	$(1,120)	$166	$67	$(228)	$5
Institutional Products Group
Severance	$—	$38	$(38)	$—	$19	$(19)	$—
Contract terminations	—	—	—	—	98	(98)	—
Other	—	—	—	—	55	(55)	—
Total	$—	$38	$(38)	$—	$172	$(172)	$—
Europe
Severance	$799	$5,208	$(2,273)	$3,734	$862	$(4,591)	$5
Product line discontinuance	—	455	(455)	—	386	(386)	—
Other	—	2,995	(2,995)	—	3,247	(3,202)	45
Total	$799	$8,658	$(5,723)	$3,734	$4,495	$(8,179)	$50
Asia/Pacific
Severance	$63	$621	$(684)	$—	$1,258	$(746)	$512
Product line discontinuance	—	557	(557)	—	1,253	(1,253)	—
Contract terminations	—	745	(623)	122	299	(382)	39
Other	—	8	(8)	—	—	—	—
Total	$63	$1,931	$(1,872)	$122	$2,810	$(2,381)	$551
Consolidated
Severance	$3,104	$11,873	$(9,718)	$5,259	$5,911	$(9,946)	$1,224
Product line discontinuance	—	4,283	(2,246)	2,037	1,817	(3,822)	32
Contract terminations	165	2,091	(1,577)	679	378	(652)	405
Other	—	3,003	(3,003)	—	3,302	(3,257)	45
Total	$3,269	$21,250	$(16,544)	$7,975	$11,408	$(17,677)	$1,706

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes

Earnings (loss) before income taxes consist of the following (in thousands):

	2007	2006	2005
Domestic	$(40,369)	$(349,144)	$18,605
Foreign	54,859	39,620	52,697
	$14,490	$(309,524)	$71,302

The company has provided for income taxes (benefits) as follows (in thousands):

	2007	2006	2005
Current:
Federal	$(2,340)	$(12,815)	$9,475
State	1,430	750	600
Foreign	8,180	16,030	12,475
	7,270	3,965	22,550
Deferred:
Federal	3,230	11,695	(2,225)
Foreign	2,800	(7,410)	2,125
	6,030	4,285	(100)
Income Taxes	$13,300	$8,250	$22,450

A reconciliation to the effective income tax rate from the federal statutory rate follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	(35.0)%	35.0%
State and local income taxes, net of federal income tax benefit	6.4	0.2	0.5
Tax credits	(37.9)	(0.1)	(0.8)
Foreign taxes at less than the federal statutory rate excluding valuation allowances	(92.4)	(2.0)	(5.2)
Asset write-downs related to goodwill and other intangibles, without tax benefit	—	30.2	—
Federal and foreign valuation allowance	176.2	9.3	—
Variable interest entity without tax	(12.3)	.9	.5
Withholding taxes	9.0	.5	1.0
Compensation	10.4	—	.3
Foreign branch activity	(20.3)	(1.1)	(.9)
Other, net	17.7	(.2)	1.1
	91.8%	2.7%	31.5%

Included in 2007 foreign deferred tax expense is a $7,820,000 benefit related to a tax rate change in Germany corresponding to the reduction of the company’s net German deferred tax liability.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes – Continued

Significant components of deferred income tax assets and liabilities at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Current deferred income tax assets (liabilities), net:
Loss carryforwards	$2,345	$7,375
Bad debt	13,575	14,006
Warranty	3,837	3,365
State and local taxes	(1,441)	3,154
Other accrued expenses and reserves	1,759	2,645
Inventory	2,557	2,337
Compensation and benefits	3,228	3,079
Product liability	292	292
Valuation allowance	(25,446)	(22,552)
Other, net	1,772	(189)
	$2,478	$13,512
Long-term deferred income tax assets (liabilities), net:
Goodwill & intangibles	(25,329)	(29,480)
Fixed assets	(13,441)	(18,289)
Compensation and benefits	15,943	16,541
Loss and credit carryforwards	39,374	6,453
Product liability	4,511	4,715
State and local taxes	16,128	10,619
Valuation allowance	(64,276)	(27,721)
Other, net	(1,734)	2,569
	$(28,824)	$(34,593)
Net Deferred Income Taxes	$(26,346)	$(21,081)

At December 31, 2007, the company had domestic federal loss carryforwards of $26,880,000 which expire in 2027, domestic charitable contribution carryforwards of $680,000 which expire in 2011 and 2012, federal foreign tax loss carryforwards of approximately $43,400,000 of which $32,500,000 are non-expiring, $5,850,000 expire in 2012, and $5,050,000 expire in 2013. The loss carryforward amounts include $10,600,000 of remaining federal foreign loss carryforwards associated with 2004 acquisitions. At December 31, 2007 the company also had a $12,960,000 domestic capital loss carryforward of which $8,960,000 expires in 2011 and $4,000,000 expires in 2012 and $350,200,000 of domestic state and local tax loss carryforwards, of which $170,100,000 expire between 2008 and 2011, $66,100,000 expire between 2012 and 2021 and $114,000,000 expire after 2021, all of which are fully offset by valuation allowances. The company has domestic federal tax credit carryforwards of $10,775,000 of which $8,575,000 expire between 2014 and 2017 and $2,200,000 expire between 2025 and 2027.  The company made income tax payments of $1,060,000, $14,370,000 and $10,435,000 during the years ended December 31, 2007, 2006 and 2005, respectively. The company recorded a valuation allowance for its domestic net deferred tax assets due to the domestic loss recognized in 2006 and 2007 and based upon near term domestic projections.  During 2007, the company also recorded valuation allowances for certain foreign country net deferred tax assets where recent performance results in a three year cumulative loss and near term projections indicate it is more likely than not that the deferred tax assets will not be realized.

The company adopted the provisions of FIN 48 on January 1, 2007.  As of December 31, 2007 and 2006, the company had a liability for uncertain tax positions, excluding interest and penalties of $8,085,000 and $8,875,000, respectively.  The company does not believe there will be a material change in its unrecognized tax positions over the next twelve months.

The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $8,085,000 and $8,875,000 at December 31, 2007 and 2006, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes – Continued

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$8,785
Additions to:
Positions taken during the current year	236
Positions taken during a prior year	338
Deductions due to:
Positions taken during the current year	(3)
Positions taken during a prior year	(37)
Settlements with taxing authorities	(966)
Lapse of statute of limitations	(268)
Balance at December 31, 2007	$8,085

The Company recognizes interest and penalties associated with uncertain tax positions in income tax expense.  During 2007, 2006 and 2005 the provision for interest and penalties was $840,000, $150,000 and $250,000, respectively.  The Company had approximately $2,865,000 and $2,025,000 of accrued interest and penalties as of December 31, 2007 and 2006, respectively.

The company and its subsidiaries file income tax returns in the U.S. and certain foreign jurisdictions. The company is subject to U.S. federal income tax examinations for calendar years ending 2003 to 2007, and is subject to various U.S. state income tax examinations for similar periods. With regards to foreign income tax jurisdictions, the company is generally subject to examinations for the periods 2002 to 2007.

Net Earnings Per Common Share

The following table sets forth the computation of basic and diluted net earnings per common share.

	2007	2006	2005
	(In thousands except per share data)
Basic
Average common shares outstanding	31,840	31,789	31,555
Net earnings (loss)	$1,190	$(317,774)	$48,852
Net earnings (loss) per common share	$.04	$(10.00)	$1.55
Diluted
Average common shares outstanding	31,840	31,789	31,555
Stock options	87	—	897
Average common shares assuming dilution	31,927	31,789	32,452
Net earnings (loss)	$1,190	$(317,774)	$48,852
Net earnings (loss) per common share	$.04	$(10.00)	$1.51

At December 31, 2007, 2006, and 2005, 4,232,589, 4,724,651 and 813,191 shares associated with stock options, respectively were excluded from the average common shares assuming dilution, as they were anti-dilutive. In 2007, the majority of the anti-dilutive shares were granted at an exercise price of $23.71, which was higher than the average fair market value price of $21.35 for 2007. In 2006, all of the shares associated with stock options were anti-dilutive because of the company’s loss. In 2005, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $41.46 for 2005.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. Prior to December 2000, the company financed equipment to certain customers for periods ranging from 6 to 39 months. In December 2000, Invacare entered into an agreement with DLL, a third party financing company, to provide the majority of future lease financing to Invacare’s customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a limited recourse obligation ($32,795,000 at December 31, 2007) to DLL for events of default under the contracts (total balance outstanding of $94,945,000 at December 31, 2007). FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability for this guarantee obligation within accrued expenses. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with SFAS No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

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

Long-term debt:  Fair values for the company’s senior notes and convertible debt are based on quoted market prices as of December 31, 2007, while the term loan and revolving credit facility fair values are based upon the company’s estimate of the market for similar borrowing arrangements.

Interest Rate Swaps:  The company is a party to interest rate swap agreements, which are entered into in the normal course of business, to reduce exposure to fluctuations in interest rates. The agreements are with major financial institutions, which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The agreements are contracts to exchange floating rate payments for fixed rate payments without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the interest rate swap agreements are accrued consistent with the terms of the agreements and market interest rates. Fair value for the company’s interest rate swaps are based on independent pricing models.

Other investments:  The company has made other investments in limited partnerships and non-marketable equity securities, which are accounted for using the cost method, adjusted for any estimated declines in value. These investments were acquired in private placements and there are no quoted market prices or stated rates of return.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Values of Financial Instruments – Continued

The carrying amounts and fair values of the company’s financial instruments at December 31, 2007 and 2006 are as follows (in thousands):

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$62,200	$62,200	$82,203	$82,203
Marketable securities	255	255	190	190
Other investments	8,605	8,605	8,461	8,461
Installment receivables	27,863	27,863	22,887	22,887
Long-term debt (including short-term borrowings secured by accounts receivable and current maturities of long-term debt)	537,852	556,743	573,126	583,856
Interest rate swaps	(2,495)	(2,495)	(435)	(435)
Forward contracts	(78)	(78)	1,213	1,213

Forward Contracts:  The company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts in 2007 and 2006 were entered into to as hedges of the following currencies: AUD, GBP, CAD, CHF, DKK, EUR, NOK, NZD, SEK and USD. The company does not use derivative financial instruments for speculative purposes. Fair values for the company’s foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities.

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The company recognized a gain of $451,000 in 2007 and losses of $240,000 and $280,000 in 2006 and 2005, respectively, which were recognized in cost of products sold and selling, general and administrative expenses.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Business Segments – Continued

The information by segment is as follows (in thousands):

	2007	2006	2005
Revenues from external customers
North America/HME	$668,305	$676,326	$706,555
Invacare Supply Group	256,993	228,236	220,908
Institutional Products Group	89,026	93,455	85,415
Europe	498,109	430,427	432,142
Asia/Pacific	89,804	69,591	84,712
Consolidated	$1,602,237	$1,498,035	$1,529,732
Intersegment revenues
North America/HME	$47,698	$51,081	$46,048
Invacare Supply Group	265	102	26
Institutional Products Group	1,151	—	2,305
Europe	10,394	12,599	12,019
Asia/Pacific	29,793	39,757	36,576
Consolidated	$89,301	$103,539	$96,974
Depreciation and amortization
North America/HME	$20,109	$18,433	$18,266
Invacare Supply Group	375	383	448
Institutional Products Group	1,818	1,888	1,867
Europe	15,904	14,533	15,100
Asia/Pacific	5,494	4,645	4,829
All Other (1)	17	10	14
Consolidated	$43,717	$39,892	$40,524
Net interest expense (income)
North America/HME	$24,620	$16,530	$13,299
Invacare Supply Group	3,443	3,158	2,447
Institutional Products Group	4,377	3,852	1,620
Europe	8,808	8,398	8,628
Asia/Pacific	721	(629)	(431)
Consolidated	$41,969	$31,309	$25,563

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Business Segments – Continued
	2007	2006	2005
Earnings (loss) before income taxes
North America/HME	$10,793	$(310,162)	$54,390
Invacare Supply Group	3,198	3,291	6,428
Institutional Products Group	801	4,789	5,747
Europe	36,170	26,077	29,255
Asia/Pacific	(6,750)	(7,318)	(4,418)
All Other (1)	(29,722)	(26,201)	(20,100)
Consolidated	$14,490	$(309,524)	$71,302
Assets
North America/HME	$385,532	$430,121	$719,366
Invacare Supply Group	88,106	90,086	81,895
Institutional Products Group	44,806	43,918	44,372
Europe	804,677	751,502	671,642
Asia/Pacific	104,297	98,737	74,101
All Other (1)	72,624	76,087	55,396
Consolidated	$1,500,042	$1,490,451	$1,646,772
Long-lived assets
North America/HME	$119,866	$101,464	$403,758
Invacare Supply Group	24,853	25,163	24,712
Institutional Products Group	34,880	31,374	32,457
Europe	610,074	563,479	508,196
Asia/Pacific	56,024	50,760	38,866
All Other (1)	63,260	62,453	44,317
Consolidated	$908,957	$834,693	$1,052,306
Expenditures for assets
North America/HME	$7,138	$9,478	$19,242
Invacare Supply Group	148	853	338
Institutional Products Group	813	828	427
Europe	7,669	8,041	5,470
Asia/Pacific	4,272	2,559	5,438
All Other (1)	28	30	9
Consolidated	$20,068	$21,789	$30,924
__________

(1)
Consists of un-allocated corporate selling, general and administrative costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments. In addition, the “All other” earnings (loss) before income taxes includes debt finance charges, interest and fees associated with debt refinancing and the gain (loss) associated with a consolidated variable interest entity.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Business Segments – Continued

Net sales by product, are as follows (in thousands):
	2007	2006	2005
North America/HME
Rehab	$268,756	$272,517	$274,417
Standard	242,186	239,540	251,331
Respiratory	128,654	141,531	159,300
Other	28,709	22,738	21,507
	$668,305	$676,326	$706,555
Invacare Supply Group
Distributed	$256,993	$228,236	$220,908
Institutional Products Group
Continuing Care	$89,026	$93,455	$85,415
Europe
Standard	$291,574	$252,335	$263,121
Rehab	195,182	170,138	161,082
Respiratory	11,353	7,954	7,939
	$498,109	$430,427	$432,142
Asia/Pacific
Rehab	$41,310	$39,027	$47,730
Standard	20,655	13,070	10,125
Respiratory	8,980	7,111	8,304
Other	18,859	10,383	18,553
	$89,804	$69,591	$84,712
Total Consolidated	$1,602,237	$1,498,035	$1,529,732

No single customer accounted for more than 3% of the company’s sales.

Supplemental Guarantor Information

Effective February 12, 2007, substantially all of the domestic subsidiaries (the “Guarantor Subsidiaries”) of the company became guarantors of the indebtedness of Invacare Corporation under its 9.75% Senior Notes due 2015 (the “Senior Notes”) with an aggregate principal amount of $175,000,000 and under its 4.125% Convertible Senior Subordinated Debentures due 2027 (the “Debentures”) with an aggregate principal amount of $135,000,000.  The majority of the company’s subsidiaries are not guaranteeing the indebtedness of the Senior Notes or Debentures (the “Non-Guarantor Subsidiaries”).  Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest related to the Senior Notes and to the Debentures and each of the Guarantor Subsidiaries are directly or indirectly wholly-owned subsidiaries of the company.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental Guarantor Information – Continued

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Year ended December 31, 2007	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$332,668	$629,217	$701,990	$(61,638)	$1,602,237
Cost of products sold	255,852	503,130	458,616	(61,665)	1,155,933
Gross Profit	76,816	126,087	243,374	27	446,304
Selling, general and administrative expenses	105,678	113,828	147,340	-	366,846
Charge related to restructuring activities	3,365	7	6,219	-	9,591
Charges, interest and fees associated with debt refinancing	13,329	-	79	-	13,408
Income (loss) from equity investee	83,802	43,067	5,055	(131,924)	-
Interest expense - net	28,111	707	13,151	-	41,969
Earnings (loss) before Income Taxes	10,135	54,612	81,640	(131,897)	14,490
Income taxes	8,945	471	3,884	-	13,300
Net Earnings (loss)	$1,190	$54,141	$77,756	$(131,897)	$1,190

Year ended December 31, 2006
Net sales	$342,614	$615,163	$613,237	$(72,979)	$1,498,035
Cost of products sold	265,844	486,469	401,584	(72,932)	1,080,965
Gross Profit	76,770	128,694	211,653	(47)	417,070
Selling, general and administrative expenses	103,167	113,922	156,757	-	373,846
Charge related to restructuring activities	5,597	637	11,043	-	17,277
Charges, interest and fees associated with debt refinancing	3,745	-	-	-	3,745
Asset write-downs related to goodwill and other intangibles	300,257	160	-	-	300,417
Income (loss) from equity investee	32,382	23,012	3,077	(58,471)	-
Interest expense - net	17,025	10,177	4,107	-	31,309
Earnings (loss) before Income Taxes	(320,639)	26,810	42,823	(58,518)	(309,524)
Income taxes (benefit)	(2,865)	1,422	9,693	-	8,250
Net Earnings (loss)	$(317,774)	$25,388	$33,130	$(58,518)	$(317,774)

Year ended December 31, 2005
Net sales	$363,277	$610,106	$625,505	$(69,156)	$1,529,732
Cost of products sold	263,005	473,178	416,164	(68,814)	1,083,533
Gross Profit	100,272	136,928	209,341	(342)	446,199
Selling, general and administrative expenses	96,342	88,948	156,749	-	342,039
Charge related to restructuring activities	3,546	408	3,341	-	7,295
Income (loss) from equity investee	52,273	7,167	3,161	(62,601)	-
Interest expense - net	2,506	15,673	7,384	-	25,563
Earnings (loss) before Income Taxes	50,151	39,066	45,028	(62,943)	71,302
Income taxes	1,299	306	20,845	-	22,450
Net Earnings (loss)	$48,852	$38,760	$24,183	$(62,943)	$48,852

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental Guarantor Information – Continued

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) December 31, 2007	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$27,133	$1,773	$33,294	$-	$62,200
Marketable securities	255	-	-	-	255
Trade receivables, net	93,533	52,996	121,431	(3,817)	264,143
Installment receivables, net	-	1,841	2,216	-	4,057
Inventories, net	69,123	34,115	93,895	(1,529)	195,604
Deferred income taxes	-	-	2,478	-	2,478
Other current assets	20,693	6,489	36,438	(1,272)	62,348
Total Current Assets	210,737	97,214	289,752	(6,618)	591,085
Investment in subsidiaries	1,393,220	640,178	-	(2,033,398)	-
Intercompany advances, net	250,765	824,519	43,460	(1,118,744)	-
Other Assets	66,616	23,482	1,564	-	91,662
Other Intangibles	934	11,315	92,487	-	104,736
Property and Equipment, net	57,984	10,231	101,161	-	169,376
Goodwill	-	23,531	519,652	-	543,183
Total Assets	$1,980,256	$1,630,470	$1,048,076	$(3,158,760)	$1,500,042

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$68,786	$12,516	$68,868	$-	$150,170
Accrued expenses	48,332	18,284	84,431	(5,089)	145,958
Accrued income taxes	500	-	5,473	-	5,973
Short-term debt and current maturities of long-term obligations	23,500	-	1,010	-	24,510
Total Current Liabilities	141,118	30,800	159,782	(5,089)	326,611
Long-Term Debt	481,896	7	31,439	-	513,342
Other Long-Term Obligations	61,370	-	44,676	-	106,046
Intercompany advances, net	741,829	326,028	50,887	(1,118,744)	-
Total Shareholders’ Equity	554,043	1,273,635	761,292	(2,034,927)	554,043
Total Liabilities and Shareholders’ Equity	$1,980,256	$1,630,470	$1,048,076	$(3,158,760)	$1,500,042

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental Guarantor Information – Continued

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) December 31, 2006	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$35,918	$2,202	$44,083	$-	$82,203
Marketable securities	190	-	-	-	190
Trade receivables, net	651	15,888	248,667	(3,600)	261,606
Installment receivables, net	-	5,513	1,584	-	7,097
Inventories, net	77,201	37,511	88,585	(1,541)	201,756
Deferred income taxes	4,223	393	8,896	-	13,512
Other current assets	26,353	8,764	55,477	(1,200)	89,394
Total Current Assets	144,536	70,271	447,292	(6,341)	655,758
Investment in subsidiaries	1,293,046	607,559	-	(1,900,605)	-
Intercompany advances, net	354,660	850,121	110,935	(1,315,716)	-
Other Assets	50,443	15,566	1,434	-	67,443
Other Intangibles	1,016	13,150	88,710	-	102,876
Property and Equipment, net	65,016	11,550	97,379	-	173,945
Goodwill	-	23,541	466,888	-	490,429
Total Assets	1,908,717	$1,591,758	$1,212,638	$(3,222,662)	$1,490,451

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$89,818	$12,095	$61,128	$-	$163,041
Accrued expenses	34,611	17,405	100,560	(4,800)	147,776
Accrued income taxes	10,021	26	2,869	-	12,916
Short-term debt and current maturities of long-term obligations	51,773	-	72,470	-	124,243
Total Current Liabilities	186,223	29,526	237,027	(4,800)	447,976
Long-Term Debt	321,263	70	127,550	-	448,883
Other Long-Term Obligations	52,039	2,040	53,144	-	107,223
Intercompany advances, net	862,823	370,452	82,441	(1,315,716)	-
Total Shareholders’ Equity	486,369	1,189,670	712,476	(1,902,146)	486,369
Total Liabilities and Shareholders’ Equity	$1,908,717	$1,591,758	$1,212,638	$(3,222,662)	$1,490,451

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental Guarantor Information – Continued

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Year ended December 31, 2007	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$(27,319)	$921	$99,498	$6,000	$79,100
Investing Activities
Purchases of property and equipment	(4,090)	(1,350)	(14,628)	-	(20,068)
Proceeds from sale of property and equipment	-	-	501	-	501
Business acquisitions, net of cash acquired	(5,496)	-	-	-	(5,496)
Decrease in other investments	155	-	-	-	155
Decrease in other long-term assets	1,446	-	-	-	1,446
Other	1,404	-	-	-	1,404
Net Cash Used for Investing Activities	(6,581)	(1,350)	(14,127)	-	(22,058)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	648,071	-	50,930	-	699,001
Payments on revolving lines of credit, securitization facility and long-term borrowings	(598,412)	-	(155,590)	-	(754,002)
Proceeds from exercise of stock options	44	-	-	-	44
Payment of dividends	(1,596)	-	-	-	(1,596)
Payment of financing costs	(22,992)	-	-	-	(22,992)
Capital contributions	-	-	6,000	(6,000)	-
Net Cash Provided (Used) by Financing Activities	25,115	-	(98,660)	(6,000)	(79,545)
Effect of exchange rate changes on cash	-	-	2,500	-	2,500
Decrease in cash and cash equivalents	(8,785)	(429)	(10,789)	-	(20,003)
Cash and cash equivalents at beginning of year	35,918	2,202	44,083	-	82,203
Cash and cash equivalents at end of year	$27,133	$1,773	$33,294	$-	$62,200

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental Guarantor Information – Continued

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Year ended December 31, 2006	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$(15,229)	$21,057	$73,996	$(17,370)	$62,454
Investing Activities
Purchases of property and equipment	(6,974)	(2,440)	(12,375)	-	(21,789)
Proceeds from sale of property and equipment	-	11	2,287	-	2,298
Business acquisitions, net of cash acquired	-	-	(15,296)	-	(15,296)
(Increase) decrease in other investments	(7,604)	(3,000)	-	10,856	252
Increase in other long-term assets	(850)	-	-	-	(850)
Other	673	-	266	-	939
Net Cash Used for Investing Activities	(14,755)	(5,429)	(25,118)	10,856	(34,446)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	593,876	-	278,673	-	872,549
Payments on revolving lines of credit, securitization facility and long-term borrowings	(536,019)	(122)	(309,959)	-	(846,100)
Proceeds from exercise of stock options	2,364	-	-	-	2,364
Payment of dividends	(1,589)	(17,370)	-	17,370	(1,589)
Capital contributions	-	3,020	7,836	(10,856)	-
Net Cash Provided (Used) by Financing Activities	58,632	(14,472)	(23,450)	6,514	27,224
Effect of exchange rate changes on cash	-	-	1,347	-	1,347
Increase in cash and cash equivalents	28,648	1,156	26,775	-	56,579
Cash and cash equivalents at beginning of year	7,270	1,046	17,308	-	25,624
Cash and cash equivalents at end of year	$35,918	$2,202	$44,083	$-	$82,203

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental Guarantor Information – Continued

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Year ended December 31, 2005	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$166,253	$(2,878)	$(85,250)	$-	$78,125
Investing Activities
Purchases of property and equipment	(17,646)	(2,019)	(11,259)	-	(30,924)
Proceeds from sale of property and equipment	51	4,680	634	-	5,365
Business acquisitions, net of cash acquired	(23,233)	-	(34,983)	-	(58,216)
(Increase) decrease in other investments	(70,694)	(70,650)	-	141,300	(44)
Increase in other long-term assets	(966)	(14)	(33)	-	(1,013)
Other	(1,579)	-	(323)	-	(1,902)
Net Cash Used for Investing Activities	(114,067)	(68,003)	(45,964)	141,300	(86,734)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	489,232	-	306,841	-	796,073
Payments on revolving lines of credit, securitization facility and long-term borrowings	(543,094)	(178)	(253,347)	-	(796,619)
Proceeds from exercise of stock options	3,742	-	-	-	3,742
Payment of dividends	(1,580)	-	-	-	(1,580)
Capital contributions	-	70,650	70,650	(141,300)	-
Net Cash Provided (Used) by Financing Activities	(51,700)	70,472	124,144	(141,300)	1,616
Effect of exchange rate changes on cash	-	-	50	-	50
Increase (decrease) in cash and cash equivalents	486	(409)	(7,020)	-	(6,943)
Cash and cash equivalents at beginning of year	6,784	1,455	24,328	-	32,567
Cash and cash equivalents at end of year	$7,270	$1,046	$17,308	$-	$25,624

Interim Financial Information (unaudited)
	QUARTER ENDED (In thousands, except per share data)
2007	March 31,	June 30,	September 30,	December 31,
Net sales	$374,905	$393,267	$407,303	$426,762
Gross profit	99,056	109,946	115,451	121,851
Earnings (loss) before income taxes	(15,104)	3,179	9,039	17,376
Net earnings (loss)	(17,504)	54	11,639	7,001
Net earnings (loss) per share — basic	(0.55)	.00	.37	.22
Net earnings (loss) per share — assuming dilution	(0.55)	.00	.36	.22
2006	March 31,	June 30,	September 30,	December 31,
Net sales	$361,704	$371,764	$379,462	$385,105
Gross profit	101,296	105,565	111,065	99,144
Earnings (loss) before income taxes	7,437	6,848	12,193	(336,002)
Net earnings (loss)	5,207	4,953	9,693	(337,627)
Net earnings (loss) per share — basic	.16	.16	.31	(10.61)
Net earnings (loss) per share — assuming dilution	.16	.15	.30	(10.61)

INVACARE CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	COL A.	COL B.	COL C.		COL D.
	Balance At Beginning of Period	Charged To Cost And Expenses	Additions (Deductions) Describe		Balance At End of Period
	(In thousands)
Year Ended December 31, 2007
Deducted from asset accounts —
Allowance for doubtful accounts	$37,633	$11,927	$(6,600)	(A)	$42,960
Inventory obsolescence reserve	12,143	5,998	(5,640)	(B)	12,501
Investments and related notes receivable	8,339	—	(8,339)	(D)	—
Tax valuation allowances	50,273	25,537	13,912	(E)	89,722
Accrued warranty cost	15,165	10,989	(9,538)	(B)	16,616
Accrued product liability	22,631	8,360	(9,855)	(C)	21,136
Year Ended December 31, 2006
Deducted from asset accounts —
Allowance for doubtful accounts	$23,094	$37,711	$(23,172)	(A)	$37,633
Inventory obsolescence reserve	8,591	5,325	(1,773)	(B)	12,143
Investments and related notes receivable	8,339	—	—		8,339
Tax valuation allowances	7,100	28,785	14,388	(E)	50,273
Accrued warranty cost	15,583	9,834	(10,252)	(B)	15,165
Accrued product liability	20,949	6,813	(5,131)	(C)	22,631
Year Ended December 31, 2005
Deducted from asset accounts —
Allowance for doubtful accounts	$15,576	$14,168	$(6,650)	(A)	$23,094
Inventory obsolescence reserve	9,532	4,378	(5,319)	(B)	8,591
Investments and related notes receivable	29,540	—	(21,201)	(D)	8,339
Tax valuation allowances	7,100	—	—		7,100
Accrued warranty cost	13,998	10,516	(8,931)	(B)	15,583
Accrued product liability	17,045	8,780	(4,876)	(A)	20,949

Note (A) — Uncollectible accounts written off, net of recoveries.

Note (B) — Amounts written off or payments incurred.

Note (C) — Loss and loss adjustment.

Note (D) — Elimination of allowance for investments no longer reported in the consolidated balance sheet.

Note (E) — Other activity not affecting federal or foreign tax expense.