Form 10-Q
period 2008-03-31
INVACARE CORP
filed 2008-05-06
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One).    Large accelerated filer   X     Accelerated filer        Non-accelerated filer        (Do not check if a smaller reporting company)  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No     X

As of May 1, 2008, the registrant had 30,965,784 Common Shares and 1,110,565 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$43,025	$62,200
Marketable securities	162	255
Trade receivables, net	276,622	264,143
Installment receivables, net	4,328	4,057
Inventories, net	208,586	195,604
Deferred income taxes	2,499	2,478
Other current assets	65,575	62,348
TOTAL CURRENT ASSETS	600,797	591,085

OTHER ASSETS	86,521	91,662
OTHER INTANGIBLES	104,499	104,736
PROPERTY AND EQUIPMENT, NET	171,230	169,376
GOODWILL	560,276	543,183
TOTAL ASSETS	$1,523,323	$1,500,042

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$161,480	$150,170
Accrued expenses	131,764	145,958
Accrued income taxes	4,195	5,973
Short-term debt and current maturities of long-term obligations	40,000	24,510
TOTAL CURRENT LIABILITIES	337,439	326,611

LONG-TERM DEBT	498,721	513,342
OTHER LONG-TERM OBLIGATIONS	107,469	106,046
SHAREHOLDERS' EQUITY
Preferred shares	-	-
Common shares	8,095	8,034
Class B common shares	278	278
Additional paid-in-capital	153,644	147,295
Retained earnings	279,038	276,344
Accumulated other comprehensive earnings	186,527	164,969
Treasury shares	(47,888)	(42,877)
TOTAL SHAREHOLDERS' EQUITY	579,694	554,043
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,523,323	$1,500,042

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Operations - (unaudited)

	Three Months Ended March 31,
(In thousands except per share data)	2008	2007
Net sales	$416,278	$374,905
Cost of products sold	303,070	275,849
Gross profit	113,208	99,056
Selling, general and administrative expense	97,695	87,766
Charge related to restructuring activities	511	3,152
Charges, interest and fees associated with debt refinancing	-	13,373
Interest expense	10,017	10,343
Interest income	(698)	(474)
Earnings (loss) before income taxes	5,683	(15,104)
Income taxes	2,590	2,400
NET EARNINGS (LOSS)	$3,093	$(17,504)
DIVIDENDS DECLARED PER COMMON SHARE	.0125	.0125
Net earnings (loss) per share – basic	$0.10	$(0.55)
Weighted average shares outstanding - basic	31,875	31,827
Net earnings (loss) per share – assuming dilution	$0.10	$(0.55)
Weighted average shares outstanding - assuming dilution	31,995	31,827

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows - (unaudited)
	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES	(In thousands)
Net earnings (loss)	$3,093	$(17,504)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Debt finance charges, interest and fees associated with debt refinancing	-	13,373
Depreciation and amortization	11,008	11,074
Provision for losses on trade and installment receivables	2,358	1,799
Provision for other deferred liabilities	750	919
Provision (benefit) for deferred income taxes	(1,154)	581
Provision for stock-based compensation	665	610
Loss on disposals of property and equipment	111	30
Changes in operating assets and liabilities:
Trade receivables	(11,797)	12,511
Installment sales contracts, net	(2,016)	(3,916)
Inventories	(10,030)	(4,423)
Other current assets	(1,251)	15,074
Accounts payable	9,962	(15,493)
Accrued expenses	(18,604)	(30,504)
Other deferred liabilities	(1,550)	(2,474)
NET CASH USED BY OPERATING ACTIVITIES	(18,455)	(18,343)

INVESTING ACTIVITIES
Purchases of property and equipment	(6,539)	(3,750)
Proceeds from sale of property and equipment	26	423
Other long term assets	4,588	1,080
Other	(329)	(1,214)
NET CASH USED FOR INVESTING ACTIVITIES	(2,254)	(3,461)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	97,062	510,316
Payments on revolving lines of credit, securitization facility and long-term debt and capital lease obligations	(96,571)	(494,419)
Proceeds from exercise of stock options	821	-
Payment of financing costs	-	(19,784)
Payment of dividends	(399)	(399)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	913	(4,286)
Effect of exchange rate changes on cash	621	791
Decrease in cash and cash equivalents	(19,175)	(25,299)
Cash and cash equivalents at beginning of period	62,200	82,203
Cash and cash equivalents at end of period	$43,025	$56,904

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated
Financial Statements
(Unaudited)
March 31, 2008

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

Principles of Consolidation - The consolidated financial statements include the accounts of the company, its majority owned subsidiaries and a variable interest entity for which the company was the primary beneficiary in 2007 and includes all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as March 31, 2008, the results of its operations for the three months ended March 31, 2008 and 2007, respectively, and changes in its cash flows for the three months ended March 31, 2008 and 2007, respectively.  Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 29 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company’s financial statements. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.  All significant intercompany transactions are eliminated.

Reclassifications - Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the presentation used for the period ended March 31, 2008, including the proper presentation of the provision for stock option and award expense on the Consolidated Statement of Cash Flows, which had no net effect on operating cash flows for the quarter ended March 31, 2007.

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results may differ from these estimates.

Business Segments - The company operates in five primary business segments:  North America / Home Medical Equipment (NA/HME), Invacare Supply Group, Institutional Products Group, Europe and Asia/Pacific.

The NA/HME segment sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport) and Respiratory (oxygen concentrators, HomeFill® transfilling systems, sleep apnea products, aerosol therapy and associated respiratory products) product lines.

Invacare Supply Group distributes numerous lines of branded medical supplies including ostomy, incontinence, diabetic, interals, wound care and urology products as well as home medical equipment, including aids for daily living.

Institutional Products Group is a manufacturer and distributor of healthcare furnishings including beds, case goods and patient handling equipment for the long-term care markets, specialty clinical recliners for dialysis and oncology clinics and certain other home medical equipment and accessory products.

The Asia/Pacific segment consists of Invacare Australia, which distributes the Invacare range of products which includes:  manual and power wheelchairs, lifts, ramps, beds, furniture and pressure care products; Dynamic Controls, a manufacturer of electronic operating components used in power wheelchairs, scooters and other products; Invacare New Zealand, a distributor of a wide range of home medical equipment; and Invacare Asia, which imports and distributes home medical equipment to the Asian markets.

Europe sells a wide range of product lines, which continues to broaden and more closely resemble those of NA/HME.  Each business segment may sell to the home health care, retail and extended care markets.

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

The information by segment is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues from external customers
North America / HME	$175,781	$161,763
Invacare Supply Group	65,256	61,676
Institutional Products Group	25,297	23,493
Europe	126,003	107,030
Asia/Pacific	23,941	20,943
Consolidated	$416,278	$374,905
Intersegment Revenues
North America / HME	$13,077	$11,291
Invacare Supply Group	76	86
Institutional Products Group	655	-
Europe	2,956	2,408
Asia/Pacific	8,191	6,089
Consolidated	$24,955	$19,874
Charge related to restructuring before income taxes
North America / HME	$226	$2,430
Invacare Supply Group	-	43
Institutional Products Group	-	4
Europe	226	786
Asia/Pacific	70	6
Consolidated	$522	$3,269
Earnings (loss) before income taxes
North America / HME	$4,825	$(2,708)
Invacare Supply Group	589	1,055
Institutional Products Group	998	395
Europe	4,443	3,924
Asia/Pacific	(476)	(1,110)
All Other *	(4,696)	(16,660)
Consolidated	$5,683	$(15,104)

“All Other” consists of unallocated corporate selling, general and administrative costs, which do not meet the quantitative criteria for determining reportable segments.  In addition, the “All Other” earnings (loss) before income taxes for the first three months of 2007 includes charges, interest and fees associated with debt refinancing.

Net Earnings Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated (amounts in thousands, except per share amounts).

	Three Months Ended March 31,
	2008	2007

Basic
Average common shares outstanding	31,875	31,827

Net earnings (loss)	$3,093	$(17,504)

Net earnings (loss) per common share	$.10	$(.55)

Diluted
Average common shares outstanding	31,875	31,827
Stock options and awards	120	-
Average common shares assuming dilution	31,995	31,827

Net earnings (loss)	$3,093	$(17,504)

Net earnings (loss) per common share	$.10	$(.55)

At March 31, 2008, 2,948,133 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2008 as they were anti-dilutive.   For the three months ended March 31, 2008, the majority of the anti-dilutive shares were granted at exercise prices of $41.87 which was higher than the average fair market value prices of $23.75.   At March 31, 2007, all of the company’s shares associated with stock options were excluded from the average common shares assuming dilution as they were anti-dilutive.

Concentration of Credit Risk - The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. Prior to December 2000, the company financed equipment to certain customers. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $47,524,000 at March 31, 2008 to DLL for events of default under the contracts, which total $90,965,000 at March 31, 2008. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has a recorded a liability of $1,029,000 for this guarantee obligation within accrued expenses. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with SFAS No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

Substantially all of the company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the company has also seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. In addition, reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain as well as the timing of reimbursement and, thus, affect the product mix, pricing and payment patterns of the company’s customers.

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2007 to March 31, 2008 was entirely the result of foreign currency translation.

All of the company’s other intangible assets have definite lives and are amortized over their useful lives, except for $37,085,000 related to trademarks, which have indefinite lives.

As of March 31, 2008 and December 31, 2007, other intangibles consisted of the following (in thousands):

	March 31, 2008		December 31, 2007
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$78,507	$23,044	$77,329	$21,238
Trademarks	37,085	—	36,505	—
License agreements	4,610	4,379	4,559	4,335
Developed technology	7,508	1,554	7,316	1,425
Patents	6,993	4,433	6,909	4,313
Other	8,689	5,483	8,650	5,221
	$143,392	$38,893	$141,268	$36,532

Amortization expense related to other intangibles was $2,361,000 in the first three months of 2008 and is estimated to be $9,011,000 in 2009, $8,555,000 in 2010, $8,232,000 in 2011, $7,815,000 in 2012 and $7,167,000 in 2013.

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

Until the end of 2007, the company consolidated NeuroControl, a company whose product focused on the treatment of post-stroke shoulder pain in the United States. Certain of the company’s officers and directors (or their affiliates) have small minority equity ownership positions in NeuroControl. Based on the provisions of FIN 46 and the company’s analysis, the company had consolidated this investment on a prospective basis since January 1, 2005 and recorded an intangible asset for patented technology of $7,003,000. The other beneficial interest holders have no recourse against the company.

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

Accounting for Stock-Based Compensation - Effective January 1, 2006, the company adopted SFAS No. 123R using the modified prospective application method. Under the modified prospective method, compensation has been recognized for: 1) all stock-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value calculated in accordance with SFAS No. 123R, and 2) all stock-based payments granted prior to, but not vested as of, January 1, 2006 based upon grant-date fair value as calculated for previously presented pro forma footnote disclosures in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation. The amounts of stock-based compensation expense recognized were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Stock-based compensation expense recognized as part of selling, general and administrative expense	$665	$610

The 2008 and 2007 amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan.  Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company’s Business Segment Note to the Consolidated Financial Statements.

Stock Incentive Plans - The 2003 Performance Plan (the “2003 Plan”) allows the Compensation, Management Development and Corporate Governance Committee of the Board of Directors (the “Committee”) to grant up to 3,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock).  The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards.  During the first three months of 2008, the Committee did not grant any non-qualified stock options, which generally are granted for a term of ten years at the fair market value of the company’s Common Shares on the date of grant under the 2003 Plan.

Under the terms of the company’s outstanding restricted stock awards, all of the shares granted vest ratably over the four years after the grant date.  Compensation expense of $246,000 was recognized related to restricted stock awards in the first three months of 2008 and as of March 31, 2008, outstanding restricted stock awards totaling 163,659 were not yet vested.

Stock option activity during the three months ended March 31, 2008 was as follows:

	2008	Weighted Average Exercise Price
Options outstanding at January 1	4,732,965	$30.02
Granted	-	-
Exercised	(243,357)	23.60
Canceled	(74,512)	30.55
Options outstanding at March 31	4,415,096	$30.36

Options price range at March 31	$16.03 to
	$47.80
Options exercisable at March 31	3,637,571
Options available for grant at March 31*	1,417,765

* Options available for grant as of March 31, 2008 are reduced by net restricted stock award activity of 194,962.

The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
	Number Outstanding	Average Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Prices	At 3/31/08	Contractual Life	Exercise Price	At 3/31/08	Exercise Price
$16.03 - $23.71	1,931,842	4.7 years	$22.26	1,195,792	$21.78
$24.43 - $36.40	1,165,771	4.0	$31.08	1,124,296	$31.09
$37.70 - $47.80	1,317,483	6.5	$41.58	1,317,483	$41.58
Total	4,415,096	5.0	$30.36	3,637,571	$31.83

When stock options are awarded, they generally become exercisable over a four-year vesting period whereby options vest in equal installments each year.  Options granted with graded vesting are accounted for as single options.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate and expected life. The assumed expected life is based on the company’s historical analysis of option history.  The expected stock price volatility is also based on actual historical volatility, and expected dividend yield is based on historical dividends as the company has no current intention of changing its dividend policy.

The 2003 Plan provides that shares granted come from the company’s authorized but unissued Common Shares or treasury shares.  In addition, the company’s stock-based compensation plans allow participants to exchange shares for withholding taxes, which results in the company acquiring treasury shares.

As of March 31, 2008, there was $8,353,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the company’s plans, which is related to non-vested shares, and includes $3,382,000 related to restricted stock awards.  The company expects the compensation expense to be recognized over approximately four years.

Warranty Costs - Generally, the company’s products are covered by warranties against defects in material and workmanship for periods of up to six years from the date of sale to the customer.  Certain components carry a lifetime warranty.  A provision for estimated warranty cost is recorded at the time of sale based upon actual experience.  The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed.  Historical analysis is primarily used to determine the company’s warranty reserves.  Claims history is reviewed and provisions are adjusted as needed.  However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision.  No material adjustments to warranty reserves based on other events were necessary in the first three months of 2008.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2008	$16,616
Warranties provided during the period	3,308
Settlements made during the period	(2,280)
Changes in liability for pre-existing warranties during the period, including expirations	238
Balance as of March 31, 2008	$17,882

Charges Related to Restructuring Activities - Previously, the company announced multi-year cost reductions and profit improvement actions, which included: reducing global headcount, outsourcing improvements utilizing the company’s China manufacturing capability and third parties, shifting substantial resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy, general expense reductions and exiting manufacturing and distribution facilities.  The restructuring was necessitated by the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations.

To date, the company has made substantial progress on its restructuring activities, including exiting manufacturing and distribution facilities and eliminating positions, which resulted in restructuring charges of $522,000 and $3,269,000 incurred in the first three months of 2008 and 2007, respectively, of which $11,000 and $117,000, respectively, were recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.  There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through March 31, 2008 during 2008.

A progression of the accruals by segment recorded as a result of the restructuring is as follows (in thousands):

	Balance at 12/31/06	Accruals (Reversals)	Payments	Balance at 12/31/07	Accruals	Payments	Balance at 3/31/08
North America/HME
Severance	$1,359	$3,705	$(4,362)	$702	$226	$(258)	$670
Product line discontinuance	2,037	178	(2,183)	32	—	(31)	1
Contract terminations	557	(19)	(172)	366	—	(97)	269
Total	$3,953	$3,864	$(6,717)	$1,100	$226	$(386)	$940
Invacare Supply Group
Severance	$166	$67	$(228)	$5	$—	$(5)	$—
Institutional Products Group
Severance	$—	$19	$(19)	$—	$—	$—	$—
Contract terminations	—	98	(98)	—	—	—	—
Other	—	55	(55)	—	—	—	—
Total	$—	$172	$(172)	$—	$—	$—	$—
Europe
Severance	$3,734	$862	$(4,591)	$5	$129	$(75)	$59
Product line discontinuance	—	386	(386)	—	—	—	—
Other	—	3,247	(3,202)	45	97	(115)	27
Total	$3,734	$4,495	$(8,179)	$50	$226	$(190)	$86
Asia/Pacific
Severance	$—	$1,258	$(746)	$512	$12	$(480)	$44
Product line discontinuance	—	1,253	(1,253)	—	11	(11)	—
Contract terminations	122	299	(382)	39	47	(86)	—
Other	—	—	—	—	—	—	—
Total	$122	$2,810	$(2,381)	$551	$70	$(577)	$44
Consolidated
Severance	$5,259	$5,911	$(9,946)	$1,224	$367	$(818)	$773
Product line discontinuance	2,037	1,817	(3,822)	32	11	(42)	1
Contract terminations	679	378	(652)	405	47	(183)	269
Other	—	3,302	(3,257)	45	97	(115)	27
Total	$7,975	$11,408	$(17,677)	$1,706	$522	$(1,158)	$1,070

Comprehensive Earnings (loss) - Total comprehensive earnings were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net earnings (loss)	$3,093	$(17,504)
Foreign currency translation gain	23,611	3,858
Unrealized gain (loss) on available for sale securities	(60)	51
SERP/DBO amortization of prior service costs and unrecognized losses	549	943
Current period unrealized (loss) on cash flow hedges	(2,542)	(1,221)
Total comprehensive earnings	$24,651	$(13,873)

 Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):

	March 31, 2008	December 31, 2007
Finished goods	$121,264	$116,808
Raw Materials	69,692	63,815
Work in Process	17,630	14,981
	$208,586	$195,604

Property and Equipment - Property and equipment consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Machinery and equipment	$321,999	$308,904
Land, buildings and improvements	99,933	97,478
Furniture and fixtures	34,211	33,204
Leasehold improvements	17,183	16,390
	473,326	455,976
Less allowance for depreciation	(302,096)	(286,600)
	$171,230	$169,376

Acquisitions– In the first three months of 2008, the company made no acquisitions.

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

A progression of the accruals recorded in the purchase price allocation is as follows (in thousands):
	Severance	Exit of Product Lines	Sales Agency Terminations
Balance at 12/31/06	1,198	-	-
Adjustments	(972)	-	-
Payments	(226)	-	-
Balance at 12/31/07	$-	$-	$-

The adjustments represent reversals to goodwill for accruals not utilized.

Income Taxes - The company had an effective tax rate of 45.6% on earnings before tax compared to an expected rate at the US statutory rate of 35% for the three month period ended March 31, 2008, and an effective rate of 15.9% compared to an expected benefit of 35% at the US statutory rate on the loss before tax for the three month period ended March 31, 2007.  The company’s effective tax rate for the three month period ended March 31, 2008 and 2007 was higher than the U.S. federal statutory rate or benefit as a result of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances, while normal tax expense was recognized in countries without tax allowances.

Fair Value Measurements - In September, 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 (FAS 157), Fair Value Measurements, which creates a framework for measuring fair value, clarifies the definition of fair value and expands the disclosures regarding fair value measurements.  FAS 157 does not require any new fair value measurements.  The company adopted the new standard, to the extent required, as of January 1, 2008 and the adoption had no material impact on the company’s financial position, results of operations or cash flows.  The application of FAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value on a nonrecurring basis was deferred until January 1, 2009 and the company is currently assessing the impact on its non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis.

Pursuant to FAS 157, the inputs used to derive the fair value of assets and liabilities are analyzed and assigned a level I, II or III priority, with level I being the highest and level III being the lowest in the hierarchy. Level I inputs are quoted prices in active markets for identical assets or liabilities.  Level II inputs are quoted prices for similar assets or liabilities in active markets: quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.  Level III inputs are based on valuations derived from valuation techniques in which one or more significant inputs are observable.

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	March 31, 2008	Level I	Level II	Level III
Marketable Securities	$162	$162	$-	$-
Forward Exchange Contracts	$(355)	$-	$(355)	$-
Interest Rate Swaps	(4,857)	-	(4,857)	-
Total	$(5,050)	$162	$(5,212)	$-

Marketable Securities:  The company’s marketable securities are recorded based on quoted prices in active markets multiplied by the number of shares owned without any adjustments for transactional costs or other costs that may be incurred to sell the securities.

Interest Rate Swaps:  The company is a party to interest rate swap agreements, which are entered into in the normal course of business, to reduce exposure to fluctuations in interest rates. The agreements are with major financial institutions, which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The agreements are contracts to exchange floating rate payments for fixed rate payments without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the interest rate swap agreements are accrued consistent with the terms of the agreements and market interest rates. Fair value for the company’s interest rate swaps are based on independent pricing models in which all significant inputs, such as interest rates and yield curves, are observable in active markets.  The company believes that the fair values reported would not be materially different from the amounts that would be realized upon settlement.

The gains and losses that result from the company’s current cash flow hedge interest rate swaps are recognized as part of interest expense.  Swap assets are recorded in either Other Current Assets or Other Assets, while swap liabilities are recorded in Accrued Expenses or Other Long-Term Obligations in the Condensed Consolidated Balance Sheets.

Forward Contracts:  The company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are used to hedge the following currencies: AUD, GBP, CAD, CHF, DKK, EUR, NOK, NZD, SEK and USD. The company does not use derivative financial instruments for speculative purposes. Fair values for the company’s foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities.

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized.  Gains or losses recognized as the result of the settlement of forward contracts are recognized in cost of products sold for hedges of inventory transactions or selling, general and administrative expenses for other hedged transactions.  The company’s forward contracts are included in Other Current Assets or Accrued Expenses in the Condensed Consolidated Balance Sheets.

Subsequent Event - On April 30, 2008, the company issued a demand notice for payment from a customer for amounts due or past due.  The customer has 10 days to respond to the notice.  Possible responses to the notice by the customer include payment of the receivable, voluntary liquidation or filing for bankruptcy or receivership.  If the customer does not make payment or pursue legal protection, the company intends to consider foreclosing on the customer’s assets after expiration of the 10-day period.  As of March 31, 2008, the company had gross receivables outstanding from the customer of approximately $24.6 million, of which 82% of these receivables are covered by the company’s bad debt allowance.  While there can be no assurance of the ultimate outcome, based on an evaluation of existing bad debt reserves and estimated values assigned to the assets to be potentially liquidated, which is based on the information available as of this filing, the company believes it has adequate bad debt reserves to cover its exposure on this account.

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

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Three month period ended March 31, 2008	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$81,880	$168,905	$182,950	$(17,457)	$416,278
Cost of products sold	61,258	135,694	123,689	(17,571)	303,070
Gross Profit	20,622	33,211	59,261	114	113,208
Selling, general and administrative expenses	26,952	28,937	41,806	-	97,695
Charge related to restructuring activities	226	-	285	-	511
Charges, interest and fees associated with debt refinancing	-	-	-	-	-
Income (loss) from equity investee	16,857	7,704	(3,407)	(21,154)	-
Interest expense - net	6,793	(318)	2,844	-	9,319
Earnings (loss) before Income Taxes	3,508	12,296	10,919	(21,040)	5,683
Income taxes	415	300	1,875	-	2,590
Net Earnings (loss)	$3,093	$11,996	$9,044	$(21,040)	$3,093

Three month period ended March 31, 2007
Net sales	$75,452	$158,954	$154,380	$(13,881)	$374,905
Cost of products sold	60,063	127,509	102,240	(13,963)	275,849
Gross Profit	15,389	31,445	52,140	82	99,056
Selling, general and administrative expenses	25,221	27,724	34,821	-	87,766
Charge related to restructuring activities	2,295	43	814	-	3,152
Charges, interest and fees associated with debt refinancing	13,342	-	31	-	13,373
Income (loss) from equity investee	14,734	3,623	(3,155)	(15,202)	-
Interest expense - net	6,639	424	2,806	-	9,869
Earnings (loss) before Income Taxes	(17,374)	6,877	10,513	(15,120)	(15,104)
Income taxes (benefit)	130	225	2,045	-	2,400
Net Earnings (loss)	$(17,504)	$6,652	$8,468	$(15,120)	$(17,504)

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) March 31, 2008	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$4,225	$2,553	$36,247	$-	$43,025
Marketable securities	162	-	-	-	162
Trade receivables, net	104,438	54,393	121,608	(3,817)	276,622
Installment receivables, net	-	2,000	2,328	-	4,328
Inventories, net	63,491	36,015	110,495	(1,415)	208,586
Deferred income taxes	-	-	2,499	-	2,499
Other current assets	18,512	6,524	40,539	-	65,575
Total Current Assets	190,828	101,485	313,716	(5,232)	600,797
Investment in subsidiaries	1,430,709	647,836	-	(2,078,545)	-
Intercompany advances, net	232,260	827,450	45,330	(1,105,040)	-
Other Assets	60,966	24,193	1,362	-	86,521
Other Intangibles	1,015	10,894	92,590	-	104,499
Property and Equipment, net	56,623	10,008	104,599	-	171,230
Goodwill	-	23,541	536,735	-	560,276
Total Assets	$1,972,401	$1,645,407	$1,094,332	$(3,188,817)	$1,523,323

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$71,787	$14,939	$74,754	$-	$161,480
Accrued expenses	33,894	18,857	82,830	(3,817)	131,764
Accrued income taxes	500	-	3,695	-	4,195
Short-term debt and current maturities of long-term obligations	39,057	-	943	-	40,000
Total Current Liabilities	145,238	33,796	162,222	(3,817)	337,439
Long-Term Debt	465,203	-	33,518	-	498,721
Other Long-Term Obligations	58,108	2,040	47,321	-	107,469
Intercompany advances, net	724,158	329,833	51,049	(1,105,040)	-
Total Shareholders’ Equity	579,694	1,279,738	800,222	(2,079,960)	579,694
Total Liabilities and Shareholders’ Equity	$1,972,401	$1,645,407	$1,094,332	$(3,188,817)	$1,523,323

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) December 31, 2007	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$27,133	$1,773	$33,294	$-	$62,200
Marketable securities	255	-	-	-	255
Trade receivables, net	93,533	52,996	121,431	(3,817)	264,143
Installment receivables, net	-	1,841	2,216	-	4,057
Inventories, net	69,123	34,115	93,895	(1,529)	195,604
Deferred income taxes	-	-	2,478	-	2,478
Other current assets	20,693	6,489	36,438	(1,272)	62,348
Total Current Assets	210,737	97,214	289,752	(6,618)	591,085
Investment in subsidiaries	1,393,220	640,178	-	(2,033,398)	-
Intercompany advances, net	250,765	824,519	43,460	(1,118,744)	-
Other Assets	66,616	23,482	1,564	-	91,662
Other Intangibles	934	11,315	92,487	-	104,736
Property and Equipment, net	57,984	10,231	101,161	-	169,376
Goodwill	-	23,531	519,652	-	543,183
Total Assets	1,980,256	$1,630,470	$1,048,076	$(3,158,760)	$1,500,042

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$68,786	$12,516	$68,868	$-	$150,170
Accrued expenses	48,332	18,284	84,431	(5,089)	145,958
Accrued income taxes	500	-	5,473	-	5,973
Short-term debt and current maturities of long-term obligations	23,500	-	1,010	-	24,510
Total Current Liabilities	141,118	30,800	159,782	(5,089)	326,611
Long-Term Debt	481,896	7	31,439	-	513,342
Other Long-Term Obligations	61,370	-	44,676	-	106,046
Intercompany advances, net	741,829	326,028	50,887	(1,118,744)	-
Total Shareholders’ Equity	554,043	1,273,635	761,292	(2,034,927)	554,043
Total Liabilities and Shareholders’ Equity	$1,980,256	$1,630,470	$1,048,076	$(3,158,760)	$1,500,042

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Three month period ended March 31, 2008	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$(25,103)	$1,172	$5,476	$-	$(18,455)
Investing Activities
Purchases of property and equipment	(1,561)	(392)	(4,586)	-	(6,539)
Proceeds from sale of property and equipment	-	-	26	-	26
Increase in other long-term assets	4,588	-	-	-	4,588
Other	(329)	-	-	-	(329)
Net Cash Used for Investing Activities	2,698	(392)	(4,560)	-	(2,254)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	87,049	-	10,013	-	97,062
Payments on revolving lines of credit and long-term borrowings	(87,974)	-	(8,597)	-	(96,571)
Proceeds from exercise of stock options	821	-	-	-	821
Payment of dividends	(399)	-	-	-	(399)
Capital contributions	-	-	-	-	-
Net Cash Provided (Used) by Financing Activities	(503)	-	1,416	-	913
Effect of exchange rate changes on cash	-	-	621	-	621
Increase (decrease) in cash and cash equivalents	(22,908)	780	2,953	-	(19,175)
Cash and cash equivalents at beginning of period	27,133	1,773	33,294	-	62,200
Cash and cash equivalents at end of period	$4,225	$2,553	$36,247	$-	$43,025

Three month period ended March 31, 2007
Net Cash Provided (Used) by Operating Activities	$(162,862)	$1,366	$143,153	$-	$(18,343)
Investing Activities
Purchases of property and equipment	(653)	(287)	(2,810)	-	(3,750)
Proceeds from sale of property and equipment	-	-	423	-	423
Increase in other long-term assets	1,080	-	-	-	1,080
Other	(3,133)	(1)	1,920	-	(1,214)
Net Cash Used for Investing Activities	(2,706)	(288)	(467)	-	(3,461)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	508,819	-	1,497	-	510,316
Payments on revolving lines of credit, securitization facility and long-term borrowings	(336,390)	(21)	(158,008)	-	(494,419)
Payment of dividends	(399)	-	-	-	(399)
Payment of financing costs	(19,784)	-	-	-	(19,784)
Net Cash Provided (Used) by Financing Activities	152,246	(21)	(156,511)	-	(4,286)
Effect of exchange rate changes on cash	-	-	791	-	791
Increase (decrease) in cash and cash equivalents	(13,322)	1,057	(13,034)	-	(25,299)
Cash and cash equivalents at beginning of period	35,918	2,202	44,083	-	82,203
Cash and cash equivalents at end of period	$22,596	$3,259	$31,049	$-	$56,904

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the company’s Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the company’s Current Report on Form 8-K as furnished to the Securities and Exchange Commission on April 24, 2008.

OUTLOOK

Cost reduction continues to be a primary focus for the company in 2008, which includes the following initiatives: product line simplification; expanded outsourcing; rationalization of facilities; supply chain simplification; and organization and infrastructure consolidation.  The company is on track with its 2008 cost reduction initiatives which are expected to result in 2008 savings of at least $20 million.  However, it is anticipated that the benefit to operating margins realized from these initiatives will be tempered by continuing reimbursement uncertainties, primarily the implementation of competitive bidding in the U.S., as well as global commodity cost increases. In order to address the rising commodity costs, North America/HME has planned a price increase for July 1st.   The company anticipates restructuring charges of approximately $5 million in 2008 ($.5 million of which has occurred through the first three months of the year) relating to these actions.

With the $3.7 million of cost savings achieved during the first quarter through cost reduction activities, the company remains confident in its cost reduction objectives and the company has begun to refine its plans for structural cost reductions to support the company’s 2008 plans.  For fiscal year 2008, the company expects organic growth in net sales of between 4% and 5%, excluding the impact from acquisitions and foreign currency translation adjustments, and operating cash flows of $65 million to $75 million and net purchases of property, plant and equipment of up to approximately $25 million.  The full year earnings are expected to be consistent with the guidance furnished in the company’s press release on April 24, 2008.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended March 31, 2008 were $416,278,000, compared to $374,905,000 for the same period a year ago, representing a 11% increase.  Organic sales growth was 5.8% as foreign currency translation increased net sales by five percentage points while acquisitions increased net sales by less than one percentage point for the three month period.  The positive sales growth was achieved in each of the company’s operating segments, except Asia/Pacific, whose sales were unchanged compared to the first quarter of 2007.

North American/Home Medical Equipment (NA/HME)

NA/HME net sales increased 9% for the quarter to $175,781,000 as compared to $161,763,000 for the same period a year ago.   Foreign currency and acquisitions both increased net sales by one percentage point.   The increase for the quarter was principally due to net sales increases in each of the segment’s major product categories.

Rehab product line net sales increased by 6% compared to the first quarter last year despite volume declines in the consumer power product line, principally due to the company’s decision to terminate sales to a large national account.   Excluding consumer power products, Rehab product line net sales increased 10% compared to the first quarter of last year, driven by volume increases in custom power and custom manual wheelchairs as well as seating and positioning products.    Standard product line net sales for the first quarter increased 10% compared to the first quarter of last year, driven by increased volumes in manual wheelchairs, patient aids and beds, while pricing was stable.  Respiratory product line net sales increased 3%, driven by volume increases in oxygen concentrators and strong purchases by national accounts.  These benefits were partially offset by pricing declines and 3% lower net sales of HomeFill® oxygen systems which were in line with plan for the first quarter.

Invacare Supply Group (ISG)

ISG net sales for the quarter increased 6% to $65,256,000 compared to $61,676,000 last year driven by an increase in home delivery program sales and increased sales volumes with larger providers.

Institutional Products Group (IPG)

IPG net sales for the quarter increased by 8% to $25,297,000 as compared to $23,493,000 last year was primarily driven by increases experienced across most product categories along with an increase in national account sales.  Foreign currency translation increased net sales by four percentage points for the quarter.

Europe

European net sales increased 18% for the quarter to $126,003,000 as compared to $107,030,000 for the same period a year ago.  Foreign currency translation increased net sales by eleven percentage points for the quarter.  Net sales performance continues to be strong in most regions.

Asia/Pacific

Asia/Pacific net sales increased 14% for the quarter to $23,941,000 as compared to $20,943,000 for the same period a year ago.  Foreign currency translation accounted for the entire fourteen percentage point increase in net sales.  Performance in this region was positively impacted by volume increases in the company’s distribution businesses in the region and at the company’s subsidiary which manufactures microprocessor controllers.

GROSS PROFIT

Gross profit as a percentage of net sales for the three month period ended March 31, 2008 was 27.2% compared to 26.4% in the same period last year.  Gross margin as a percentage of net sales for the first quarter was higher by .8 percentage points compared to last year’s first quarter primarily due to cost reduction activities, partially offset by increased freight costs and commodity costs such as steel, aluminum and fuel.

For the first three months of the year, NA/HME margins as a percentage of net sales increased to 30.5% compared with 28.2% in the same period last year primarily due to cost reduction activities and favorable product mix towards Rehab products, partially offset by increased freight costs and higher commodity costs such as steel, aluminum and fuel.  ISG gross margins decreased by 1 percentage point due to an unfavorable sales mix toward large providers and home delivery program sales.  IPG gross margin declined by 1 percentage point primarily due to lower margins achieved on new beds introduced in the fourth quarter of last year.  In Europe, gross margin as a percentage of net sales declined by two percentage points primarily due an unfavorable sales mix away from higher margin product and higher freight costs.  Gross margin, as a percentage of net sales in Asia/Pacific, increased year to date by 6.8 percentage points, largely due to cost reduction activities and increased volumes.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expense as a percentage of net sales for the three months ended March 31, 2008 was 23.5% compared to 23.4% for the same period a year ago.  SG&A expense increased by $9,929,000 or 11.3% for the quarter ended March 31, 2008 compared to the first quarter of last year.  Acquisitions increased these expenses by $571,000 in the quarter while foreign currency translation increased these expenses by $4,677,000 in the quarter compared to the same period a year ago.  Excluding the impact of foreign currency translation and acquisitions, SG&A expense increased 5.3% for the quarter compared to the same period a year ago.  The increase in SG&A expense is attributable to higher sales and marketing costs in anticipation of future sales growth, and greater commission costs associated with increased sales volumes.

NA/HME SG&A expense increased $3,097,000, or 7.0%, for the quarter compared to the same period a year ago.  Foreign currency translation and acquisitions each increased SG&A by one percentage point.  The increase in spending was primarily attributable to higher sales and marketing costs in anticipation of future sales growth, and greater commission costs associated with increased sales volumes.

ISG SG&A expense increased $557,000, or 9.2%, for the quarter compared to the same period a year ago due to higher distribution costs associated with increased sales volumes.

IPG SG&A expense decreased $67,000, or 1.7%, for the quarter compared to the same period a year ago.  Foreign currency translation decreased SG&A by less than one percentage point for the quarter.  The slight decrease in expense for the first three months of 2008 is primarily attributable to favorable currency transactions.

European SG&A expense increased $4,741,000, or 17.1%, for the quarter compared to the same period a year ago.  For the quarter, foreign currency translation increased SG&A by $3,099,000, or 11.2%.  Excluding the impact of foreign currency translation, the increases in expense is primarily due to higher sales and marketing costs for people and programs to drive future sales growth.

Asia/Pacific SG&A expense increased $1,601,000, or 28.3%, for the quarter compared to the same period a year ago.  For the quarter, foreign currency translation increased SG&A expense by $920,000, or 16.2%.  Excluding the impact of acquisitions and foreign currency translation, SG&A expense increased 12.0% as compared to last year, primarily due to increases in sales and marketing costs for people and marketing programs to drive future sales growth.

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

The restructuring was necessitated by the continued decline in reimbursement, continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations and commodity cost increases for steel, aluminum and fuel.

Restructuring charges of $522,000 were incurred in the first three months of 2008, of which $11,000 are recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.

The restructuring charges included $226,000 in NA/HME, $226,000 in Europe and $70,000 in Asia/Pacific.  Of the total charges incurred to date, $1,070,000 remained unpaid as of March 31, 2008 with $940,000 unpaid related to NA/HME; $86,000 unpaid related to Europe; and $44,000 unpaid related to Asia/Pacific.  There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through March 31, 2008 during 2008.  With additional actions to be undertaken during the remainder of 2008, the company anticipates recognizing pre-tax restructuring charges of approximately $5,000,000 for the year.

CHARGES, INTEREST AND FEES ASSOCIATED WITH DEBT REFINANCING

As a result of the company’s refinancing completed in the first quarter of 2007, the company incurred in the quarter ended March 31, 2007 one-time make whole payments to the holders of previously outstanding senior notes and incremental interest totaling $10,900,000 and wrote-off previously capitalized costs of $2,500,000 related to the old debt structure.

INTEREST

Interest expense decreased $326,000 for the first quarter of 2008 compared to the same period last year due to lower debt levels.  Interest income for the first quarter of 2008 increased $224,000 compared to the same period last year, primarily due to interest on higher average foreign cash balances.

INCOME TAXES

The company had an effective tax rate of 45.6% on earnings before tax compared to an expected rate at the US statutory rate of 35% for the three month period ended March 31, 2008, and an effective rate of 15.9% compared to an expected benefit of 35% at the US statutory rate on the loss before tax for the three month period ended March 31, 2007.  The company’s effective tax rate for the three month period ended March 31, 2008 and 2007 was higher than the U.S. federal statutory rate or benefit as a result of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances, while normal tax expense was recognized in countries without tax allowances.

LIQUIDITY AND CAPITAL RESOURCES

The company’s reported level of debt increased by $869,000 from December 31, 2007 to $538,721,000 at March 31, 2008, as a result of negative cash flow for the period.  The debt-to-total-capitalization ratio was 48.2% at March 31, 2008 as compared to 49.3% at the end of last year.

The company’s cash and cash equivalents were $43,025,000 at March 31, 2008, down from $62,200,000 at the end of the year.  The cash was primarily utilized to pay both annual bonus payments and the timing of interest payments related to the company’s debt structure.

The company’s borrowing arrangements contain covenants with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company’s bank agreements and agreements with its note holders.  As of March 31, 2008, the company was in compliance with all covenant requirements.  Under the most restrictive covenant of the company’s borrowing arrangements as of March 31, 2008, the company had the capacity to borrow up to an additional $110,600,000.

CAPITAL EXPENDITURES

The company had no individually material capital expenditure commitments outstanding as of March 31, 2008. The company estimates that capital investments for 2008 will approximate up to $25,000,000 as compared to $20,068,000 in 2007.  The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows used by operating activities were $18,455,000 for the first three months of 2008 compared to $18,343,000 used in the first three months of 2007.  Operating cash flows for the first three months of 2008 were flat compared to the same period a year ago as the significant improvement in net earnings in the first quarter of 2008 was offset primarily by a reduction in accruals of which approximately $15 million related to both annual bonus payments (earned in 2007) and interest payments related to the company’s debt structure finalized in the first quarter of last year.  In addition, receivables and inventories were both a drain on cash flow during the quarter by approximately $11.8 million and $10.0 million, respectively.  The receivables increase is primarily due to higher than planned sales, particularly in March, which won’t be collected until late in the second quarter as well as year-end 2007 collections of receivables were higher than normal.  Inventories increased in the quarter primarily in the Europe and Asia Pacific segments to support future sales initiatives.

Cash used for investing activities was $2,254,000 for the first three months of 2008 compared to $3,461,000 used in the first three months of 2007.  The decrease in cash used for investing activities is primarily the result of cash receipts on company-owned life insurance policies in the current year offset by an increase in the purchases of property, plant and equipment in the first three months of 2008 compared to the first three months of 2007.

Cash provided by financing activities was $913,000 for the first three months of 2008 compared to cash required of $4,286,000 in the first three months of 2007.  The first quarter of 2007 financing cash flow included $19,784,000 of financing cost payments as a result of the company refinancing which was completed in the first quarter of 2007.

During the first three months of 2008, the company used free cash flow of $23,890,000 compared to free cash flow of $17,299,000 used by the company in the first three months of 2007.  The decrease was primarily attributable to the same items as noted above which impacted operating cash flows.  Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment.  Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including, for example, acquisitions).  However, it should be noted that the company’s definition of free cash flow may not be comparable to similar measures disclosed by other companies because not all companies calculate free cash flow in the same manner.

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash used by operating activities	$(18,455)	$(18,343)
Net cash impact related to restructuring activities	1,078	4,371
Less: Purchases of property and equipment - net	(6,513)	(3,327)
Free Cash Flow	$(23,890)	$(17,299)

DIVIDEND POLICY

On February 7, 2008, the company’s Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of April 3, 2008, which was paid on April 11, 2008.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

CRITICAL ACCOUNTING POLICIES

The Consolidated Financial Statements included in this Quarterly Report on Form 10-Q include accounts of the company, all majority-owned subsidiaries and a variable interest entity for which the company was the primary beneficiary in 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes. In preparing the financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

The company continues to closely monitor the credit-worthiness of its customers and adhere to tight credit policies.  Due to delays in the implementation of various government reimbursement policies, including national competitive bidding, there still remains significant uncertainty as to the impact that those changes will have on the company’s customers.

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

Warranty
Generally, the company’s products are covered from the date of sale to the customer by warranties against defects in material and workmanship for various periods depending on the product. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the current year. See Warranty Costs in the Notes to the Condensed Consolidated Financial Statements included in this report for a reconciliation of the changes in the warranty accrual.

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

Upon adoption of SFAS 123R, the company did not make any other modifications to the terms of any previously granted options. However, the terms of new awards granted since the adoption of SFAS 123R have been modified, as compared to the terms of the awards granted prior to the adoption of SFAS 123R, so that the vesting periods are deemed to be substantive for those who may be retiree eligible. No changes were made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of March 31, 2008, there was $8,353,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the company’s plans, which is related to non-vested shares, and includes $3,382,000 related to restricted stock awards.  The company expects the compensation expense to be recognized over approximately four years.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September, 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 (FAS 157), Fair Value Measurements, which creates a framework for measuring fair value, clarifies the definition of fair value and expands the disclosures regarding fair value measurements.  FAS 157 does not require any new fair value measurements.  The company adopted the new standard as of January 1, 2008 and the adoption had no material impact on the company’s financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the company beginning January 1, 2009 and the company is currently evaluating the effect that adoption will have on its 2009 financial statements.

On September 5, 2007, the FASB exposed for comment FASB Staff Position APB 14-a (FSP APB 14-a) to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion.  The FASB believes this clarification is needed because the current accounting being applied for convertible debt does not fully reflect the true economic impact on the issuer since the conversion option is not captured as a borrowing cost and its full dilutive effect is not included in earnings per share.  The proposed FSP would require separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate.  The company would be required to bifurcate a component of its convertible debt as a component of stockholders’ equity and accrete the resulting debt discount as interest expense.  The FASB recently reaffirmed the proposed FASB Staff Position (FSP) and is planning to vote by ballot and then issue the final FSP.  Should the proposed FSP become effective as drafted, the change may materially impact the company’s interest expense and earnings per share.  The most recent proposed effective date was January 1, 2009 with retrospective application required for all periods presented and no grandfathering for existing instruments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on March 31, 2008 debt levels, a 1% change in interest rates would impact interest expense by approximately $622,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “forecast”, “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: possible adverse effects of being substantially leveraged, which could impact our ability to raise capital, limit our ability to react to changes in the economy or our industry or expose us to interest rate or event of default risks; changes in government and other third-party payor reimbursement levels and practices, including further pricing pressures from competitive bidding; consolidation of health care providers and our competitors; loss of key health care providers; ineffective cost reduction and restructuring efforts; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; in ability to achieve market acceptance of changes in pricing of our products; extensive government regulation of our products; lower cost imports; increased freight costs; failure to comply with regulatory requirements or receive regulatory clearance or approval for our products or operations in the United States or abroad; potential product recalls; uncollectible accounts receivable; difficulties in implementing a new Enterprise Resource Planning system; legal actions or regulatory proceedings and governmental investigations; product liability claims; inadequate patents or other intellectual property protection; incorrect assumptions concerning demographic trends that impact the market for our products; provisions of Ohio law or in our debt agreements, our shareholder rights plan or our charter documents that may prevent or delay a change in control; the loss of the services of our key management and personnel; decreased availability or increased costs of raw materials which could increase our costs of producing our products; inability to acquire strategic acquisition candidates because of limited financing alternatives; risks inherent in managing and operating businesses in many different foreign jurisdictions; exchange rate fluctuations, as well as the risks described from time to time in Invacare’s reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.

As of March 31, 2008, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of March 31, 2008, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.  There were no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 (c)  During the quarter ended March 31, 2008, there were no common shares surrendered to the company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the company’s 2003 Performance Plan.

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

INVACARE CORPORATION

Date: May 6, 2008	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)