Form 10-Q
period 2008-06-30
INVACARE CORP
filed 2008-08-08
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No     X

As of August 1, 2008, the registrant had 30,947,388 Common Shares and 1,109,685 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$39,961	$62,200
Marketable securities	124	255
Trade receivables, net	308,375	264,143
Installment receivables, net	3,436	4,057
Inventories, net	213,140	195,604
Deferred income taxes	2,554	2,478
Other current assets	66,229	62,348
TOTAL CURRENT ASSETS	633,819	591,085

OTHER ASSETS	72,894	91,662
OTHER INTANGIBLES	104,130	104,736
PROPERTY AND EQUIPMENT, NET	169,514	169,376
GOODWILL	571,374	543,183
TOTAL ASSETS	$1,551,731	$1,500,042

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$164,112	$150,170
Accrued expenses	147,157	145,958
Accrued income taxes	3,859	5,973
Short-term debt and current maturities of long-term obligations	39,893	24,510
TOTAL CURRENT LIABILITIES	355,021	326,611

LONG-TERM DEBT	486,300	513,342
OTHER LONG-TERM OBLIGATIONS	107,617	106,046
SHAREHOLDERS' EQUITY
Preferred shares	-	-
Common shares	8,096	8,034
Class B common shares	278	278
Additional paid-in-capital	154,257	147,295
Retained earnings	284,895	276,344
Accumulated other comprehensive earnings	203,266	164,969
Treasury shares	(47,999)	(42,877)
TOTAL SHAREHOLDERS' EQUITY	602,793	554,043
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,551,731	$1,500,042

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Operations - (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2008	2007	2008	2007
Net sales	$447,152	$393,267	$863,430	$768,172
Cost of products sold	322,979	283,321	626,049	559,170
Gross profit	124,173	109,946	237,381	209,002
Selling, general and administrative expense	104,520	93,851	202,215	181,617
Charge related to restructuring activities	859	1,661	1,370	4,813
Charges, interest and fees associated with debt refinancing	-	8	-	13,381
Interest expense	9,679	11,770	19,696	22,113
Interest income	(892)	(523)	(1,590)	(997)
Earnings (loss) before income taxes	10,007	3,179	15,690	(11,925)
Income taxes	3,750	3,125	6,340	5,525
NET EARNINGS (LOSS)	$6,257	$54	$9,350	$(17,450)
DIVIDENDS DECLARED PER COMMON SHARE	.0125	.0125	.0250	.0250
Net earnings (loss) per share – basic	$0.20	$0.00	$0.29	$(0.55)
Weighted average shares outstanding - basic	31,905	31,838	31,890	31,832
Net earnings (loss) per share – assuming dilution	$0.20	$0.00	$0.29	$(0.55)
Weighted average shares outstanding - assuming dilution	31,916	31,844	31,946	31,832

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows - (unaudited)
	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES	(In thousands)
Net earnings (loss)	$9,350	$(17,450)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Debt finance charges, interest and fees associated with debt refinancing	-	13,381
Depreciation and amortization	22,552	21,880
Provision for losses on trade and installment receivables	6,622	4,100
Provision for other deferred liabilities	1,584	1,371
Provision (benefit) for deferred income taxes	(787)	1,583
Provision for stock-based compensation	1,279	1,077
Gain on disposals of property and equipment	227	281
Changes in operating assets and liabilities:
Trade receivables	(30,847)	(2,299)
Installment sales contracts, net	(2,390)	(4,192)
Inventories	(14,065)	7,874
Other current assets	(1,311)	21,126
Accounts payable	11,502	(25,061)
Accrued expenses	(4,680)	(26,264)
Other deferred liabilities	(2,004)	335
NET CASH USED BY OPERATING ACTIVITIES	(2,968)	(2,258)

INVESTING ACTIVITIES
Purchases of property and equipment	(11,636)	(7,770)
Proceeds from sale of property and equipment	36	462
Other long term assets	4,550	(187)
Business acquisitions, net of cash acquired	(2,152)	-
Other	1,509	(1,590)
NET CASH USED FOR INVESTING ACTIVITIES	(7,693)	(9,085)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	177,617	550,940
Payments on revolving lines of credit, securitization facility and long-term debt and capital lease obligations	(190,536)	(566,215)
Proceeds from exercise of stock options	821	-
Payment of financing costs	-	(20,384)
Payment of dividends	(799)	(798)
NET CASH USED BY FINANCING ACTIVITIES	(12,897)	(36,457)
Effect of exchange rate changes on cash	1,319	1,143
Decrease in cash and cash equivalents	(22,239)	(46,657)
Cash and cash equivalents at beginning of period	62,200	82,203
Cash and cash equivalents at end of period	$39,961	$35,546

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated
Financial Statements
(Unaudited)
June 30, 2008

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

Principles of Consolidation - The consolidated financial statements include the accounts of the company, its majority owned subsidiaries and a variable interest entity for which the company was the primary beneficiary in 2007 and includes all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as June 30, 2008, the results of its operations for the six months ended June 30, 2008 and 2007, respectively, and changes in its cash flows for the six months ended June 30, 2008 and 2007, respectively.  Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company’s financial statements. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.  All significant intercompany transactions are eliminated.

Reclassifications - Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the presentation used for the period ended June 30, 2008, including the proper presentation of the provision for stock option and award expense on the Consolidated Statement of Cash Flows, which had no net effect on operating cash flows for the quarter ended June 30, 2007.

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

The information by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues from external customers
North America / HME	$187,163	$166,601	$362,944	$328,364
Invacare Supply Group	64,523	62,696	129,779	124,372
Institutional Products Group	23,177	21,496	48,474	44,989
Europe	145,977	119,213	271,980	226,243
Asia/Pacific	26,312	23,261	50,253	44,204
Consolidated	$447,152	$393,267	$863,430	$768,172
Intersegment Revenues
North America / HME	$15,310	$11,098	$28,387	$22,389
Invacare Supply Group	159	35	235	121
Institutional Products Group	728	-	1,383	-
Europe	4,183	2,496	7,139	4,904
Asia/Pacific	7,679	7,409	15,870	13,498
Consolidated	$28,059	$21,038	$53,014	$40,912
Charge related to restructuring before income taxes
North America / HME	$29	$381	$255	$2,811
Invacare Supply Group	-	(29)	-	14
Institutional Products Group	115	5	115	9
Europe	557	1,155	783	1,941
Asia/Pacific	218	277	288	283
Consolidated	$919	$1,789	$1,441	$5,058
Earnings (loss) before income taxes
North America / HME	$7,607	$2,591	$12,432	$(117)
Invacare Supply Group	204	556	793	1,611
Institutional Products Group	371	288	1,369	683
Europe	9,712	6,596	14,155	10,520
Asia/Pacific	882	(909)	406	(2,019)
All Other *	(8,769)	(5,943)	(13,465)	(22,603)
Consolidated	$10,007	$3,179	$15,690	$(11,925)

“All Other” consists of unallocated corporate selling, general and administrative costs, which do not meet the quantitative criteria for determining reportable segments.  In addition, the “All Other” earnings (loss) before income taxes for the first half of 2007 includes charges, interest and fees associated with debt refinancing.

Net Earnings Per Common Share - The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated (amounts in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Basic
Average common shares outstanding	31,905	31,838	31,890	31,832

Net earnings (loss)	$6,257	$54	$9,350	$(17,450)

Net earnings (loss) per common share	$.20	$.00	$.29	$(.55)

Diluted
Average common shares outstanding	31,905	31,838	31,890	31,832
Stock options and awards	11	6	56	-
Average common shares assuming dilution	31,916	31,844	31,946	31,832

Net earnings (loss)	$6,257	$54	$9,350	$(17,450)

Net earnings (loss) per common share	$.20	$.00	$.29	$(.55)

At June 30, 2008, 3,765,467 and 3,696,544 shares were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2008, respectively, as they were anti-dilutive.  At June 30, 2007, 3,933,034 shares were excluded from the average common shares assuming dilution for the three months ended June 30, 2007 as they were anti-dilutive while all of the company’s shares associated with stock options were anti-dilutive for the six months ended June 30, 2007 because of the company’s net loss in the first half of the year.  For the three and six months ended June 30, 2008, the majority of the anti-dilutive shares were granted at an exercise price of $41.87 which was higher than the average fair market value prices of $19.50 and $21.57, respectively. For the three months ended June 30, 2007, the majority of the anti-dilutive shares were granted at exercise prices of $41.87 which was higher than the average fair market value prices of $18.25.

Concentration of Credit Risk - The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. Prior to December 2000, the company financed equipment to certain customers. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $32,412,000 at June 30, 2008 to DLL for events of default under the contracts, which total $93,285,000 at June 30, 2008. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability of $830,000 for this guarantee obligation within accrued expenses. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with SFAS No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

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

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2007 to June 30, 2008 was the result of foreign currency translation and the acquisition for the NA/HME segment of Naylor Medical Sales & Rentals, Inc., which increased goodwill by $1,221,000 and is deductible for tax purposes.  As a result of the acquisition, the company also recorded $100,000 for a non-compete agreement and $200,000 for a customer list.

All of the company’s other intangible assets have definite lives and are amortized over their useful lives, except for $37,728,000 related to trademarks, which have indefinite lives.

As of June 30, 2008 and December 31, 2007, other intangibles consisted of the following (in thousands):

	June 30, 2008		December 31, 2007
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$79,767	$24,943	$77,329	$21,238
Trademarks	37,728	—	36,505	—
License agreements	4,595	4,422	4,559	4,335
Developed technology	7,633	1,688	7,316	1,425
Patents	6,972	4,556	6,909	4,313
Other	8,799	5,755	8,650	5,221
	$145,494	$41,364	$141,268	$36,532

Amortization expense related to other intangibles was $4,832,000 in the first half of 2008 and is estimated to be $9,416,000 in 2009, $9,032,000 in 2010, $8,572,000 in 2011, $8,173,000 in 2012 and $7,428,000 in 2013.

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

Accounting for Stock-Based Compensation - Effective January 1, 2006, the company adopted SFAS No. 123R using the modified prospective application method. Under the modified prospective method, compensation cost has been recognized for: 1) all stock-based payments granted subsequent to January 1, 2006 based upon the grant-date fair value calculated in accordance with SFAS No. 123R, and 2) all stock-based payments granted prior to, but not vested as of, January 1, 2006 based upon grant-date fair value as calculated for previously presented pro forma footnote disclosures in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation. The amounts of stock-based compensation expense recognized were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation expense recognized as part of selling, general and administrative expense	$614	$467	$1,279	$1,077

The 2008 and 2007 amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan.  Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company’s Business Segment Note to the Consolidated Financial Statements.

Stock Incentive Plans - The 2003 Performance Plan (the “2003 Plan”) allows the Compensation, Management Development and Corporate Governance Committee of the Board of Directors (the “Committee”) to grant up to 3,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock).  The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards.  During the first half of 2008, the Committee granted 32,500 non-qualified stock options for a term of ten years at the market value of the company’s Common Shares on the date of grant under the 2003 Plan.

Under the terms of the company’s outstanding restricted stock awards, all of the shares granted vest ratably over the four years after the grant date.  Compensation expense of $560,000 was recognized in the first half of 2008 compared to $650,000 in the first half of 2007 and as of June 30, 2008, outstanding restricted stock awards totaling 146,712 were not yet vested.  Restricted stock awards totaling 2,500 were granted in the first half of 2008.

Stock option activity during the six months ended June 30, 2008 was as follows:

	2008	Weighted Average Exercise Price
Options outstanding at January 1	4,732,965	$30.02
Granted	32,500	22.00
Exercised	(243,357)	23.60
Canceled	(254,786)	34.60
Options outstanding at June 30	4,267,322	$30.05

Options price range at June 30	$16.03 to
	$47.80
Options exercisable at June 30	3,461,872
Options available for grant at June 30*	1,490,6 02

* Options available for grant as of June 30, 2008 reduced by net restricted stock award activity of 197,463.

The following table summarizes information about stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
	Number Outstanding	Average Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Prices	At 6/30/08	Contractual Life	Exercise Price	At 6/30/08	Exercise Price
$16.03 - $23.71	1,953,868	4.5 years	$22.25	1,189,893	$21.78
$24.43 - $36.40	1,082,771	3.7	$30.96	1,041,296	$30.97
$37.70 - $47.80	1,230,683	6.2	$41.61	1,230,683	$41.61
Total	4,267,322	4.8	$30.05	3,461,872	$31.59

The stock options awarded become exercisable over a four-year vesting period whereby options vest in equal installments each year.  Options granted with graded vesting are accounted for as single options.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2008
Expected dividend yield	.2%
Expected stock price volatility	30.5%
Risk-free interest rate	2.3%
Expected life (years)	3.7

The assumed expected life is based on the company’s historical analysis of option history.  The expected stock price volatility is also based on actual historical volatility, and expected dividend yield is based on historical dividends as the company has no current intention of changing its dividend policy.

The weighted-average fair value of options granted during the first half of 2008 was $5.62.  The 2003 Plan provides that shares granted come from the company’s authorized but unissued Common Shares or treasury shares.  In addition, the company’s stock-based compensation plans allow participants to exchange shares for payment of withholding taxes, which results in the company acquiring treasury shares.

As of June 30, 2008 there was $7,631,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the company’s plans, which is related to non-vested shares and includes $2,934,000 related to restricted stock awards.  The company expects the compensation expense to be recognized over approximately 4 years.

Warranty Costs - Generally, the company’s products are covered by warranties against defects in material and workmanship for periods of up to six years from the date of sale to the customer.  Certain components carry a lifetime warranty.  A provision for estimated warranty cost is recorded at the time of sale based upon actual experience.  The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed.  Historical analysis is primarily used to determine the company’s warranty reserves.  Claims history is reviewed and provisions are adjusted as needed.  However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision.  No material adjustments to warranty reserves based on other events were necessary in the first half of 2008.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2008	$16,616
Warranties provided during the period	6,051
Settlements made during the period	(5,655)
Changes in liability for pre-existing warranties during the period, including expirations	435
Balance as of June 30, 2008	$17,447

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

To date, the company has made substantial progress on its restructuring activities, including exiting manufacturing and distribution facilities and eliminating positions, which resulted in restructuring charges of $1,441,000 and $5,058,000 incurred in the first half of 2008 and 2007, respectively, of which $71,000 and $245,000, respectively, were recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.  There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through June 30, 2008 during 2008.

A progression of the accruals by segment recorded as a result of the restructuring is as follows (in thousands):

	Balance at 12/31/06	Accruals (Reversals)	Payments	Balance at 12/31/07	Accruals	Payments	Balance at 6/30/08
North America/HME
Severance	$1,359	$3,705	$(4,362)	$702	$255	$(507)	$450
Product line discontinuance	2,037	178	(2,183)	32	—	(31)	1
Contract terminations	557	(19)	(172)	366	—	(97)	269
Total	$3,953	$3,864	$(6,717)	$1,100	$255	$(635)	$720
Invacare Supply Group
Severance	$166	$67	$(228)	$5	$—	$(5)	$—
Institutional Products Group
Severance	$—	$19	$(19)	$—	$—	$—	$—
Contract terminations	—	98	(98)	—	115	(115)	—
Other	—	55	(55)	—	—	—	—
Total	$—	$172	$(172)	$—	$115	$(115)	$—
Europe
Severance	$3,734	$862	$(4,591)	$5	$382	$(381)	$6
Product line discontinuance	—	386	(386)	—	60	(60)	—
Other	—	3,247	(3,202)	45	341	(288)	98
Total	$3,734	$4,495	$(8,179)	$50	$783	$(729)	$104
Asia/Pacific
Severance	$—	$1,258	$(746)	$512	$217	$(685)	$44
Product line discontinuance	—	1,253	(1,253)	—	11	(11)	—
Contract terminations	122	299	(382)	39	60	(99)	—
Other	—	—	—	—	—	—	—
Total	$122	$2,810	$(2,381)	$551	$288	$(795)	$44
Consolidated
Severance	$5,259	$5,911	$(9,946)	$1,224	$854	$(1,578)	$500
Product line discontinuance	2,037	1,817	(3,822)	32	71	(102)	1
Contract terminations	679	378	(652)	405	175	(311)	269
Other	—	3,302	(3,257)	45	341	(288)	98
Total	$7,975	$11,408	$(17,677)	$1,706	$1,441	$(2,279)	$868

Comprehensive Earnings (loss) - Total comprehensive earnings were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net earnings (loss)	$6,257	$54	$9,350	$(17,450)
Foreign currency translation gain	14,175	21,892	37,786	25,750
Unrealized gain (loss) on available for sale securities	(19)	3	(79)	54
SERP/DBO amortization of prior service costs and unrecognized losses	550	461	1,099	1,404
Current period unrealized gain (loss) on cash flow hedges	2,033	(5,188)	(509)	(6,409)
Total comprehensive earnings	$22,996	$17,222	$47,647	$3,349

Receivables - On May 12, 2008, the company initiated foreclosure proceedings against the assets of a customer which is in default with respect to amounts due the company.  As of June 30, 2008, the company had gross receivables and other payments due from the customer of approximately $25.2 million, of which, 86% is specifically reserved for by the company’s bad debt allowance.  The matter is now before the court awaiting determination.  While there can be no assurance of the ultimate outcome, based on an evaluation of existing bad debt reserves and estimated values assigned to the assets to be  potentially liquidated, the company believes it has adequate bad debt reserves to cover its exposure on this account.

Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):

	June 30, 2008	December 31, 2007
Finished goods	$124,990	$116,808
Raw Materials	70,685	63,815
Work in Process	17,465	14,981
	$213,140	$195,604

Property and Equipment - Property and equipment consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Machinery and equipment	$326,363	$308,904
Land, buildings and improvements	101,831	97,478
Furniture and fixtures	32,995	33,204
Leasehold improvements	17,128	16,390
	478,317	455,976
Less allowance for depreciation	(308,803)	(286,600)
	$169,514	$169,376

Acquisitions– In the second quarter of 2008, the company acquired Naylor Medical Sales & Rentals, Inc., a rental business operating primarily in Kentucky, Tennessee and Arkansas for $2,152,000.

Income Taxes - The company had an effective tax rate of 37.5% and 40.4% on earnings before tax compared to an expected rate at the US statutory rate of 35% for the three and six month periods ended June 30, 2008.  For the three and six month periods ended June 30, 2007, the company had  an effective rate of 98.3% and (46.3%) compared to an expected rate at the US statutory rate of 35%.  The company’s effective tax rate for each of the three and six month periods ended June 30, 2008 and 2007 was higher than the U.S. federal statutory rate or benefit as a result of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances, while normal tax expense was recognized in countries without tax allowances.

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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	June 30, 2008	Level I	Level II	Level III
Marketable Securities	$124	$124	$-	$-
Forward Exchange Contracts	$(382)	$-	$(382)	$-
Interest Rate Swaps	$(2,807)	$-	$(2,807)	$-
Total	$(3,065)	$124	$(3,189)	$-

Marketable Securities:  The company’s marketable securities are recorded based on quoted prices in active markets multiplied by the number of shares owned without any adjustments for transactional costs or other costs that may be incurred to sell the securities.

Interest Rate Swaps:  The company is a party to interest rate swap agreements, which are entered into in the normal course of business, to reduce exposure to fluctuations in interest rates. The agreements are with major financial institutions, which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The agreements are contracts to exchange floating rate payments for fixed rate payments without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the interest rate swap agreements are accrued consistent with the terms of the agreements and market interest rates. Fair value for the company’s interest rate swaps are based on pricing models in which all significant inputs, such as interest rates and yield curves, are observable in active markets.  The company believes that the fair values reported would not be materially different from the amounts that would be realized upon settlement.

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

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Three month period ended June 30, 2008	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$90,700	$171,141	$205,471	$(20,160)	$447,152
Cost of products sold	69,130	137,184	136,752	(20,087)	322,979
Gross Profit	21,570	33,957	68,719	(73)	124,173
Selling, general and administrative expenses	30,587	30,194	43,739	-	104,520
Charge related to restructuring activities	29	-	830	-	859
Income (loss) from equity investee	22,152	11,647	(4,048)	(29,751)	-
Interest expense - net	6,425	(355)	2,717	-	8,787
Earnings (loss) before Income Taxes	6,681	15,765	17,385	(29,824)	10,007
Income taxes	424	300	3,026	-	3,750
Net Earnings (loss)	$6,257	$15,465	$14,359	$(29,824)	$6,257

Three month period ended June 30, 2007
Net sales	$81,158	$156,578	$169,949	$(14,418)	$393,267
Cost of products sold	62,516	123,157	112,118	(14,470)	283,321
Gross Profit	18,642	33,421	57,831	52	109,946
Selling, general and administrative expenses	29,204	25,347	39,300	-	93,851
Charge related to restructuring activities	155	(29)	1,535	-	1,661
Charges, interest and fees associated with debt refinancing	(8)	-	16	-	8
Income (loss) from equity investee	18,341	7,377	(1,133)	(24,585)	-
Interest expense - net	7,252	320	3,675	-	11,247
Earnings (loss) before Income Taxes	380	15,160	12,172	(24,533)	3,179
Income taxes (benefit)	326	315	2,484	-	3,125
Net Earnings (loss)	$54	$14,845	$9,688	$(24,533)	$54

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Six month period ended June 30, 2008	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$172,580	$340,046	$388,421	$(37,617)	$863,430
Cost of products sold	130,388	272,878	260,441	(37,658)	626,049
Gross Profit	42,192	67,168	127,980	41	237,381
Selling, general and administrative expenses	57,539	59,131	85,545	-	202,215
Charge related to restructuring activities	255	-	1,115	-	1,370
Income (loss) from equity investee	39,009	19,351	(7,455)	(50,905)	-
Interest expense - net	13,218	(673)	5,561	-	18,106
Earnings (loss) before Income Taxes	10,189	28,061	28,304	(50,864)	15,690
Income taxes	839	600	4,901	-	6,340
Net Earnings (loss)	$9,350	$27,461	$23,403	$(50,864)	$9,350

Six month period ended June 30, 2007
Net sales	$156,610	$315,532	$324,329	$(28,299)	$768,172
Cost of products sold	122,579	250,666	214,358	(28,433)	559,170
Gross Profit	34,031	64,866	109,971	134	209,002
Selling, general and administrative expenses	54,425	53,071	74,121	-	181,617
Charge related to restructuring activities	2,450	14	2,349	-	4,813
Debt finance charges, interest and fees associated with debt refinancing	13,334	-	47	-	13,381
Income (loss) from equity investee	33,075	11,000	(4,288)	(39,787)	-
Interest expense - net	13,891	744	6,481	-	21,116
Earnings (loss) before Income Taxes	(16,994)	22,037	22,685	(39,653)	(11,925)
Income taxes	456	540	4,529	-	5,525
Net Earnings (loss)	$(17,450)	$21,497	$18,156	$(39,653)	$(17,450)

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) June 30, 2008	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$4,777	$2,236	$32,948	$-	$39,961
Marketable securities	124	-	-	-	124
Trade receivables, net	114,168	57,101	139,014	(1,908)	308,375
Installment receivables, net	-	1,070	2,366	-	3,436
Inventories, net	58,853	39,721	116,054	(1,488)	213,140
Deferred income taxes	-	-	2,554	-	2,554
Other current assets	20,581	5,463	40,185	-	66,229
Total Current Assets	198,503	105,591	333,121	(3,396)	633,819
Investment in subsidiaries	1,469,061	659,483	-	(2,128,544)	-
Intercompany advances, net	230,675	834,174	47,696	(1,112,545)	-
Other Assets	60,318	11,188	1,388	-	72,894
Other Intangibles	1,145	10,571	92,414	-	104,130
Property and Equipment, net	54,857	10,280	104,377	-	169,514
Goodwill	-	24,762	546,612	-	571,374
Total Assets	$2,014,559	$1,656,049	$1,125,608	$(3,244,485)	$1,551,731

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$75,727	$15,198	$73,187	$-	$164,112
Accrued expenses	45,167	19,783	84,115	(1,908)	147,157
Accrued income taxes	500	-	3,359	-	3,859
Short-term debt and current maturities of long-term obligations	39,058	-	835	-	39,893
Total Current Liabilities	160,452	34,981	161,496	(1,908)	355,021
Long-Term Debt	457,797	-	28,503	-	486,300
Other Long-Term Obligations	58,433	2,040	47,144	-	107,617
Intercompany advances, net	735,084	322,484	54,977	(1,112,545)	-
Total Shareholders’ Equity	602,793	1,296,544	833,488	(2,130,032)	602,793
Total Liabilities and Shareholders’ Equity	$2,014,559	$1,656,049	$1,125,608	$(3,244,485)	$1,551,731

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) December 31, 2007	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$27,133	$1,773	$33,294	$-	$62,200
Marketable securities	255	-	-	-	255
Trade receivables, net	93,533	52,996	121,431	(3,817)	264,143
Installment receivables, net	-	1,841	2,216	-	4,057
Inventories, net	69,123	34,115	93,895	(1,529)	195,604
Deferred income taxes	-	-	2,478	-	2,478
Other current assets	20,693	6,489	36,438	(1,272)	62,348
Total Current Assets	210,737	97,214	289,752	(6,618)	591,085
Investment in subsidiaries	1,393,220	640,178	-	(2,033,398)	-
Intercompany advances, net	250,765	824,519	43,460	(1,118,744)	-
Other Assets	66,616	23,482	1,564	-	91,662
Other Intangibles	934	11,315	92,487	-	104,736
Property and Equipment, net	57,984	10,231	101,161	-	169,376
Goodwill	-	23,531	519,652	-	543,183
Total Assets	$1,980,256	$1,630,470	$1,048,076	$(3,158,760)	$1,500,042

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$68,786	$12,516	$68,868	$-	$150,170
Accrued expenses	48,332	18,284	84,431	(5,089)	145,958
Accrued income taxes	500	-	5,473	-	5,973
Short-term debt and current maturities of long-term obligations	23,500	-	1,010	-	24,510
Total Current Liabilities	141,118	30,800	159,782	(5,089)	326,611
Long-Term Debt	481,896	7	31,439	-	513,342
Other Long-Term Obligations	61,370	-	44,676	-	106,046
Intercompany advances, net	741,829	326,028	50,887	(1,118,744)	-
Total Shareholders’ Equity	554,043	1,273,635	761,292	(2,034,927)	554,043
Total Liabilities and Shareholders’ Equity	$1,980,256	$1,630,470	$1,048,076	$(3,158,760)	$1,500,042

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Six month period ended June 30, 2008	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$(13,492)	$1,616	$8,908	$-	$(2,968)
Investing Activities
Purchases of property and equipment	(3,193)	(522)	(7,921)	-	(11,636)
Proceeds from sale of property and equipment	-	-	36	-	36
Increase in other long-term assets	4,550	-	-	-	4,550
Business acquisitions, net of cash acquired	-	(2,152)	-	-	(2,152)
Other	(1,444)	1,521	1,432	-	1,509
Net Cash Used for Investing Activities	(87)	(1,153)	(6,453)	-	(7,693)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	168,979	-	8,638	-	177,617
Payments on revolving lines of credit and long-term borrowings	(177,778)	-	(12,758)	-	(190,536)
Proceeds from exercise of stock options	821	-	-	-	821
Payment of dividends	(799)	-	-	-	(799)
Net Cash Used by Financing Activities	(8,777)	-	(4,120)	-	(12,897)
Effect of exchange rate changes on cash	-	-	1,319	-	1,319
Increase (decrease) in cash and cash equivalents	(22,356)	463	(346)	-	(22,239)
Cash and cash equivalents at beginning of period	27,133	1,773	33,294	-	62,200
Cash and cash equivalents at end of period	$4,777	$2,236	$32,948	$-	$39,961

Six month period ended June 30, 2007
Net Cash Provided (Used) by Operating Activities	$(95,244)	$912	$92,074	$-	$(2,258)
Investing Activities
Purchases of property and equipment	(1,763)	(698)	(5,309)	-	(7,770)
Proceeds from sale of property and equipment	-	-	462	-	462
Increase in other long-term assets	(187)	-	-	-	(187)
Other	(1,629)	-	39	-	(1,590)
Net Cash Used for Investing Activities	(3,579)	(698)	(4,808)	-	(9,085)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	548,373	-	2,567	-	550,940
Payments on revolving lines of credit, securitization facility and long-term borrowings	(449,878)	-	(116,337)	-	(566,215)
Payment of dividends	(798)	-	-	-	(798)
Payment of financing costs	(20,384)	-	-	-	(20,384)
Net Cash Provided (Used) by Financing Activities	77,313	-	(113,770)	-	(36,457)
Effect of exchange rate changes on cash	-	-	1,143	-	1,143
Increase (decrease) in cash and cash equivalents	(21,510)	214	(25,361)	-	(46,657)
Cash and cash equivalents at beginning of period	35,918	2,202	44,083	-	82,203
Cash and cash equivalents at end of period	$14,408	$2,416	$18,722	$-	$35,546

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the company’s Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the company’s Current Report on Form 8-K as furnished to the Securities and Exchange Commission on July 24, 2008.

OUTLOOK

The Company continues to execute on its plan for the year, despite global commodity cost increases and increasing reimbursement pressures in Europe.  To compensate for rising commodity costs, each of the Company’s segments has already completed or is implementing planned selective price increases and freight policy changes for the third quarter.

For fiscal year 2008, the company expects organic growth in net sales of between 5% and 6%, excluding the impact from acquisitions and foreign currency translation adjustments.  Operating cash flows are estimated to be $65 million to $70 million with net purchases of property, plant and equipment of up to approximately $25 million.  The full year earnings are expected to be consistent with the guidance furnished in the company’s press release on July 24, 2008.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended June 30, 2008 were $447,152,000, compared to $393,267,000 for the same period a year ago, representing a 13.7% increase.  Organic sales growth was 7.8% as foreign currency translation increased net sales by five percentage points while acquisitions increased net sales by less than one percentage point for the three month period.  The positive sales growth was primarily driven by performance in NA/HME and Europe.  For the six months ended June 30, 2008, net sales increased 12.4% to $863,430,000, compared to $768,172,000 for the same period a year ago.  Organic sales growth was 6.8% as foreign currency translation increased net sales by five percentage points while acquisitions increased net sales by less than one percentage point for  the six month period.  The positive sales growth was achieved in each of the company’s operating segments.

North American/Home Medical Equipment (NA/HME)

NA/HME net sales increased 12.3% for the quarter to $187,163,000 as compared to $166,601,000 for the same period a year ago.   The increase for the quarter was driven primarily by sales increases in all principal product lines.  For the first half of 2008, net sales increased 10.5% to $362,944,000 as compared to $328,364,000 for the same period a year ago.  Foreign currency and acquisitions both increased net sales by one percentage point in the second quarter and first half of 2008.

Rehab product line net sales increased by 7% compared to the second quarter last year, despite volume declines in the consumer power product line caused by the Company’s previous decision to terminate sales to a large national account.   Excluding consumer power products, Rehab product line net sales increased 13.3% compared to the second quarter last year, driven by volume increases in custom power and custom manual wheelchairs as well as seating and positioning products.    Standard product line net sales for the second quarter increased 15.1% compared to the second quarter of last year, driven by increased volumes in manual wheelchairs, patient aids and beds partially offset by discounts associated with higher sales of manual wheelchairs to national providers.  Respiratory product line net sales increased 9.2%, driven by volume increases in oxygen concentrators and strong purchases by national and independent providers.

Invacare Supply Group (ISG)

ISG net sales for the quarter increased 2.9% to $64,523,000 compared to $62,696,000 last year driven by an increase in home delivery program sales, increased sales volumes with larger providers and growth in the infusion business.  For the first half of 2008, net sales increased 4.3% to $129,779,000 as compared to $124,372,000 for the same period a year ago.

Institutional Products Group (IPG)

IPG net sales increased by 7.8% to $23,177,000 compared to $21,496,000 last year.  Foreign currency translation increased net sales by two percentage points.  The net sales increase was driven by new products introduced late last year including beds, therapeutic support surfaces and clinical recliners along with strong sales in durable medical equipment (DME) and bathing products.  For the first half of 2008, net sales increased 7.7% to $48,474,000 as compared to $44,989,000 for the same period a year ago.  Foreign currency translation increased net sales by three percentage points.

Europe

European net sales increased 22.5% for the quarter to $145,977,000 as compared to $119,213,000 for the same period a year ago.  European net sales for the first six months of 2008 increased 20.2% to $271,980,000 as compared to $226,243,000 for the same period a year ago.  Foreign currency translation increased net sales by fifteen percentage points for the quarter and thirteen percentage points in the first half of 2008.  Net sales performance continues to be strong in most regions with the exception of Germany where reimbursement and pricing pressures are increasing.

Asia/Pacific

Asia/Pacific net sales increased 13.1% for the quarter to $26,312,000 as compared to $23,261,000 for the same period a year ago.  Foreign currency increased net sales by nine percentage points.  For the first half of the year, net sales increased 13.7% to $50,253,000 as compared to $44,204,000 for the same period a year ago.  Foreign currency translation increased net sales by twelve percentage points.  The net sales improvement was the result of volume increases in the Company’s distribution businesses in the region and at the Company’s subsidiary which manufactures microprocessor controllers.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and six-month periods ended June 30, 2008 was 27.8% and 27.5%, respectively, compared to 28.0% and 27.2%, respectively, in the same periods last year.   Gross margin as a percentage of net sales for the second quarter was lower by .2 percentage points compared to last year’s second quarter primarily due to increased freight costs and commodity costs as well as unfavorable product mix in Europe and discounts associated with higher sales to national providers in NA/HME.

For the first half of the year, NA/HME margins as a percentage of net sales increased to 30.1% compared with 29.4% in the same period last year, primarily due to increased volumes and cost reduction initiatives partially offset by commodity cost increases and discounts associated with higher sales to national providers in standard and respiratory products.  ISG gross margins decreased by ..9 percentage point due to higher freight costs and discounts associated with higher sales to larger providers.  IPG gross margin declined by .5 percentage points primarily due to lower margins achieved on new beds introduced in the fourth quarter of last year.  In Europe, gross margin as a percentage of net sales declined by 1.8 percentage points primarily due to higher freight costs, unfavorable product mix toward lower margin products, and unfavorable foreign currency impact from the weakness or the British Pound as compared to the Euro.  Gross margin as a percentage of net sales in Asia/Pacific increased year to date by 8.1 percentage points, largely due to cost reduction activities and increased volumes.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expense as a percentage of net sales for the three and six months ended June 30, 2008 was 23.4% in each period, compared to 23.9% and 23.6%, respectively, for the same periods a year ago.  The dollar increases were $10,669,000 and $20,598,000, or 11.4% and 11.3%, respectively, for the quarter and first half of the year, as compared to the same period a year ago.  Acquisitions increased these expenses by $780,000 in the quarter and $1,351,000 in the first half of the year, while foreign currency translation increased these expenses by $5,737,000 in the quarter and $10,414,000 in the first half of the year compared to the same periods a year ago.  Excluding the impact of foreign currency translation and acquisitions, selling, general and administrative expense increased 4.4% for the quarter and 4.9% for the first half of 2008 as compared to the same periods a year ago.  The increase in SG&A expense is primarily attributable to increased bonus and bad debt expense.

North American/HME SG&A cost increased $751,000, or 2.0%, for the quarter and $2,459,000, or 3.3%, in the first half of 2008 compared to the same periods a year ago.  For the quarter, foreign currency translation increased SG&A by $326,000 or .7% while acquisitions increased SG&A by $780,000 or 1.6%.  For the first half of 2008, foreign currency translation increased SG&A by $947,000 or 1.0% while acquisitions increased SG&A by $1,351,000 or 1.5%.  Excluding the impact of foreign currency translation and acquisitions, SG&A declined by .9% for the quarter and increased by .2% year to date.

Invacare Supply Group SG&A expense decreased $112,000, or 1.7%, for the quarter and increased by $445,000, or 3.5%, in the first half of 2008 compared to the same periods a year ago with the year to date increase primarily due to higher distribution costs associated with increased sales volumes.

Institutional Products Group SG&A expense increased $101,000, or 2.5%, for the quarter and $34,000, or .4%, in the first half of 2008 compared to the same periods a year ago.  Foreign currency translation increased SG&A by $99,000 or 2.5% for the quarter and $136,000 for the first half of the year.

European SG&A cost increased $5,207,000, or 17.6%, for the quarter and $9,948,000, or 17.3%, for the first half of 2008 compared to the same periods a year ago.  For the quarter, foreign currency translation increased SG&A by $4,623,000, or 15.6%.  For the first half of 2008, foreign currency translation increased SG&A by $7,722,000, or 13.5%, respectively.  Excluding the impact of foreign currency translation, the increases in expense is primarily due to higher sales and marketing costs for people and programs to drive future sales growth.

Asia/Pacific SG&A cost increased $1,692,000, or 29.6%, for the quarter and $3,293,000, or 28.9%, in the first half of the year compared to the same periods a year ago.  For the quarter, foreign currency translation increased SG&A expense by $689,000, or 12.1%.  For the first half of 2008, foreign currency translation increased SG&A by $1,609,000, or 14.1%.  Excluding the impact of foreign currency translation, SG&A expense increased 17.6% and 14.8% for the quarter and first half of 2008, respectively as compared to last year due to higher sales and marketing costs for people and programs to drive future sales growth.

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

Restructuring charges of $1,441,000 were incurred in the first half of 2008, of which $71,000 are recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.

The restructuring charges included $255,000 in NA/HME, $115,000 in IPG, $783,000 in Europe and $288,000 in Asia/Pacific.  Of the total charges incurred to date, $868,000 remained unpaid as of June 30, 2008 with $720,000 unpaid related to NA/HME; $104,000 unpaid related to Europe; and $44,000 unpaid related to Asia/Pacific.  There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through June 30, 2008 during 2008.  With additional actions to be undertaken during the remainder of 2008, the company anticipates recognizing pre-tax restructuring charges of approximately $5,000,000 for the year.

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

INTEREST

Interest expense decreased $2,091,000 and $2,417,000 for the first quarter and first half of 2008, respectively, compared to the same periods last year due to lower debt levels.  Interest income for the second quarter and first half of 2008 increased $369,000 and $593,000, respectively, compared to the same periods last year, primarily due to interest on higher average foreign cash balances.

INCOME TAXES

The company had an effective tax rate of 37.5% and 40.4% on earnings before tax compared to an expected rate at the US statutory rate of 35% for the three and six month periods ended June 30, 2008.  For the three and six month periods ended June 30, 2007, the company had  an effective rate of 98.3% and (46.3%) compared to an expected rate at the US statutory rate of 35%.  The company’s effective tax rate for each of the three and six month periods ended June 30, 2008 and 2007 was higher than the U.S. federal statutory rate or benefit as a result of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances, while normal tax expense was recognized in countries without tax allowances.

LIQUIDITY AND CAPITAL RESOURCES

The company’s reported level of debt decreased by $11,659,000 from December 31, 2007 to $526,193,000 at June 30, 2008, as a result of positive cash flow in the second quarter and increased earnings.  As compared to March 31, 2008, reported debt decreased by $12,528,000.  The debt-to-total-capitalization ratio was 46.6% at June 30, 2008 as compared to 48.2% at March 31, 2008.

The company’s cash and cash equivalents were $39,961,000 at June 30, 2008, down from $62,200,000 at the end of the year.  The cash was primarily utilized to pay annual bonus payments and required interest payments on debt outstanding, plus additional payments to reduce the company’s debt outstanding.

The company’s borrowing arrangements contain covenants with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company’s bank agreements and agreements with its note holders.  As of June 30, 2008, the company was in compliance with all covenant requirements.  Under the most restrictive covenant of the company’s borrowing arrangements as of June 30, 2008, the company had the capacity to borrow up to an additional $117,300,000.

CAPITAL EXPENDITURES

The company had no individually material capital expenditure commitments outstanding as of June 30, 2008. The company estimates that capital investments for 2008 will approximate up to $25,000,000 as compared to $20,068,000 in 2007.  The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows used by operating activities were $2,968,000 for the first half of 2008 compared to $2,258,000 used in the first half of 2007.  Operating cash flows for the first half of 2008 were flat compared to the same period a year ago as the significant improvement in net earnings in the first half of 2008 was offset by increased working capital needs due to higher sales.  While net cash provided by operating activities was comparable in each period, receivables and inventories were both a drain on cash flow during the first half of 2008 by approximately $30.8 million and $14.0 million, respectively.  The receivables increase is primarily due to higher sales levels while inventories increased throughout the company, particularly in the Asia Pacific segment to support future sales initiatives and as a result of its outsourcing efforts.

Cash used for investing activities was $7,693,000 for the first half of 2008 compared to $9,085,000 used in the first half of 2007.  The decrease in cash used for investing activities is primarily the result of cash receipts on company-owned life insurance policies in the current year offset by an increase in the purchases of property, plant and equipment in the first half of 2008 compared to the first half of 2007.

Cash used by financing activities was $12,897,000 for the first half of 2008 compared to cash required of $36,457,000 in the first half of 2007.  The first quarter of 2007 financing cash flow included $20,384,000 of financing cost payments as a result of the company refinancing which was completed in the first quarter of 2007.

During the first half of 2008, the company used free cash flow of $12,512,000 as compared to $865,000 used by the company in the first half of 2007.  The decrease was primarily attributable to the same items as noted above which impacted operating cash flows.  Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment.  Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including, for example, acquisitions).  However, it should be noted that the company’s definition of free cash flow may not be comparable to similar measures disclosed by other companies because not all companies calculate free cash flow in the same manner.

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Net cash used by operating activities	$(2,968)	$(2,258)
Net cash impact related to restructuring activities	2,056	8,701
Less: Purchases of property and equipment - net	(11,600)	(7,308)
Free Cash Flow	$(12,512)	$(865)

DIVIDEND POLICY

On May 22, 2008, the company’s Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of July 3, 2008, which was paid on July 11, 2008.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Upon adoption of SFAS 123R, the company did not make any other modifications to the terms of any previously granted options. However, the terms of new awards granted since the adoption of SFAS 123R have been modified, as compared to the terms of the awards granted prior to the adoption of SFAS 123R, so that the vesting periods are deemed to be substantive for those who may be retiree eligible. No changes were made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of June 30, 2008, there was $7,631,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the company’s plans, which is related to non-vested shares, and includes $2,934,000 related to restricted stock awards.  The company expects the compensation expense to be recognized over approximately four years.

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

On May 9, 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1) to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion.  The FASB believed this clarification was needed because the accounting being applied for convertible debt does not fully reflect the true economic impact on the issuer since the conversion option is not captured as a borrowing cost and its full dilutive effect is not included in earnings per share.  The FSP requires separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate.  The company will have to bifurcate a component of its convertible debt as a component of stockholders’ equity and accrete the resulting debt discount as interest expense.  The company is currently evaluating the impact of the adoption FSP APB 14-1 and expects it may have a material impact on the company’s interest expense and earnings per share.  The effective date is January 1, 2009 with retrospective application required for all periods presented and no grandfathering for existing instruments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on June 30, 2008 debt levels, a 1% change in interest rates would impact interest expense by approximately $496,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “forecast”, “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: possible adverse effects of being substantially leveraged, which could impact our ability to raise capital, limit our ability to react to changes in the economy or our industry or expose us to interest rate or event of default risks; changes in government and other third-party payor reimbursement levels and practices, including the Medicare Improvements for Patients and Providers Act of 2008; consolidation of health care providers and our competitors; loss of key health care providers; ineffective cost reduction and restructuring efforts; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; extensive government regulation of our products; lower cost imports; increased freight costs; failure to comply with regulatory requirements or receive regulatory clearance or approval for our products or operations in the United States or abroad; potential product recalls; uncollectible accounts receivable; difficulties in implementing a new Enterprise Resource Planning system; legal actions or regulatory proceedings and governmental investigations; product liability claims; inadequate patents or other intellectual property protection; incorrect assumptions concerning demographic trends that impact the market for our products; provisions of Ohio law or in our debt agreements, our shareholder rights plan or our charter documents that may prevent or delay a change in control; the loss of the services of our key management and personnel; decreased availability or increased costs of raw materials which could increase our costs of producing our products; inability to acquire strategic acquisition candidates because of limited financing alternatives; risks inherent in managing and operating businesses in many different foreign jurisdictions; exchange rate fluctuations, as well as the risks described from time to time in Invacare’s reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.

As of June 30, 2008, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of June 30, 2008, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.  There were no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
The following table presents information with respect to repurchases of common shares made by the company during the three months ended June 30, 2008. All of the repurchased shares were surrendered to the company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the company’s 2003 Performance Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/2008-4/30/08	-	$-	-	1,362,900
5/1/2008-5/31/08	-	-	-	1,362,900
6/1/2008-6/30/08	5,941	18.72	-	1,362,900
Total	5,941	$18.72	-	1,362,900

On August 17, 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares.  To date, the company has purchased 637,100 shares with authorization remaining to purchase 1,362,900 more shares.  The company purchased no shares pursuant to this Board authorized program during the first six months of 2008.

Item 4.                       Submission of Matters to a Vote of Security Holders.

On May 22, 2008, the company held its 2008 Annual Meeting of Shareholders to act on proposals to: 1) elect four directors to the class whose three-year term will expire in 2011, 2) approve and adopt an amendment to the company’s Amended and Restated Articles of Incorporation to eliminate certain supermajority voting requirements, 3) ratify the appointment of Ernst & Young LLP as its independent auditors for the company’s 2008 fiscal year, and 4) consider and vote upon two shareholder proposals, one proposal requesting that the Board of Directors take the necessary steps to declassify the Board of Directors and establish annual elections of directors, whereby directors would be elected annually and not by classes, and another proposal requesting that the Board of Directors take such steps as may be necessary to provide that at each shareholder meeting where there is an uncontested election of directors, a director shall be elected by a majority of the votes cast with respect to that director.

Michael F. Delaney, C. Martin Harris, M.D., Bernadine P. Healy, M.D. and A. Malachi Mixon, III were each elected for a three-year term of office expiring in 2011 with 30,527,885; 24,448,193; 27,774,849; and 29,441,412 affirmative votes and 9,652,455; 15,732,147; 12,405,491; and 10,738,928 votes withheld, respectively.

James C. Boland, Gerald B. Blouch, William M. Weber, John R. Kasich, Dan T. Moore, III, Joseph B. Richey, II, and General James L. Jones are directors with continuing terms.

The proposal to approve and adopt amendments to the Company’s Amended and Restated Articles of Incorporation to eliminate certain supermajority voting requirements received 40,007,562 affirmative votes, 80,022 negative votes and 92,755 abstained votes.

The proposal to ratify the appointment of Ernst & Young LLP as the company’s independent auditors for its 2008 fiscal year received 39,827,707 affirmative votes, 288,876 negative votes and 63,758 abstained votes.

The shareholder proposal requesting that the Board of Directors take the necessary steps to declassify the Board of Directors and establish annual elections of directors, whereby directors would be elected annually and not by classes received 22,615,239 affirmative votes, 15,385,076 negative votes and 126,273 abstained votes.

The shareholder proposal requesting that the Board of Directors take such steps as may be necessary to provide that at each shareholder meeting where there is an uncontested election of directors, a director shall be elected by a majority of the votes cast with respect to that director received 20,759,301 affirmative votes, 17,264,165 negative votes and 103,121 abstained votes.

Item 6.	Exhibits.

Exhibit No.
3.1	Amended and Restated Articles of Incorporation, as last amended June 12, 2008 (filed herewith).
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVACARE CORPORATION

Date: August 8, 2008	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)