Form 10-Q
period 2008-09-30
INVACARE CORP
filed 2008-11-06
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2008

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

As of November 1, 2008, the registrant had 31,036,813 Common Shares and 1,109,685 Class B Common Shares outstanding.

INVACARE CORPORATION

Index

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$37,380	$62,200
Marketable securities	153	255
Trade receivables, net	295,331	264,143
Installment receivables, net	3,431	4,057
Inventories, net	208,439	195,604
Deferred income taxes	2,366	2,478
Other current assets	59,100	62,348
TOTAL CURRENT ASSETS	606,200	591,085

OTHER ASSETS	67,126	91,662
OTHER INTANGIBLES	96,190	104,736
PROPERTY AND EQUIPMENT, NET	158,872	169,376
GOODWILL	535,437	543,183
TOTAL ASSETS	$1,463,825	$1,500,042

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$140,375	$150,170
Accrued expenses	146,908	145,958
Accrued income taxes	4,116	5,973
Short-term debt and current maturities of long-term obligations	4,000	24,510
TOTAL CURRENT LIABILITIES	295,399	326,611

LONG-TERM DEBT	504,178	513,342
OTHER LONG-TERM OBLIGATIONS	104,784	106,046
SHAREHOLDERS' EQUITY
Preferred shares	-	-
Common shares	8,096	8,034
Class B common shares	278	278
Additional paid-in-capital	155,163	147,295
Retained earnings	296,156	276,344
Accumulated other comprehensive earnings	147,770	164,969
Treasury shares	(47,999)	(42,877)
TOTAL SHAREHOLDERS' EQUITY	559,464	554,043
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,463,825	$1,500,042

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Operations - (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2008	2007	2008	2007
Net sales	$461,836	$407,303	$1,325,266	$1,175,475
Cost of products sold	330,905	291,852	956,954	851,022
Gross profit	130,931	115,451	368,312	324,453
Selling, general and administrative expense	106,181	92,536	308,396	274,153
Charge related to restructuring activities	283	2,994	1,653	7,807
Charges, interest and fees associated with debt refinancing	-	22	-	13,403
Interest expense	9,634	11,412	29,330	33,525
Interest income	(753)	(552)	(2,343)	(1,549)
Earnings (loss) before income taxes	15,586	9,039	31,276	(2,886)
Income taxes (benefit)	3,925	(2,600)	10,265	2,925
NET EARNINGS (LOSS)	$11,661	$11,639	$21,011	$(5,811)
DIVIDENDS DECLARED PER COMMON SHARE	.0125	.0125	.0375	.0375
Net earnings (loss) per share – basic	$0.37	$0.37	$0.66	$(0.18)
Weighted average shares outstanding - basic	31,908	31,844	31,896	31,836
Net earnings (loss) per share – assuming dilution	$0.36	$0.36	$0.66	$(0.18)
Weighted average shares outstanding - assuming dilution	32,031	31,958	31,977	31,836

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows - (unaudited)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES	(In thousands)
Net earnings (loss)	$21,011	$(5,811)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Debt finance charges, interest and fees associated with debt refinancing	-	13,403
Depreciation and amortization	33,305	32,409
Provision for losses on trade and installment receivables	10,576	7,312
Provision for other deferred liabilities	2,313	2,311
Provision (benefit) for deferred income taxes	619	(7,317)
Provision for stock-based compensation	2,173	1,787
Gain (loss) on disposals of property and equipment	(110)	464
Changes in operating assets and liabilities:
Trade receivables	(26,799)	(5,948)
Installment sales contracts, net	(3,082)	(6,057)
Inventories	(18,047)	1,895
Other current assets	4,436	32,749
Accounts payable	(8,002)	(13,751)
Accrued expenses	785	(22,355)
Other deferred liabilities	(3,544)	(679)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,634	30,412

INVESTING ACTIVITIES
Purchases of property and equipment	(15,007)	(13,715)
Proceeds from sale of property and equipment	58	477
Other long term assets	4,470	(417)
Business acquisitions, net of cash acquired	(2,152)	-
Other	1,348	658
NET CASH USED FOR INVESTING ACTIVITIES	(11,283)	(12,997)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	266,054	603,252
Payments on revolving lines of credit, securitization facility and long-term debt and capital lease obligations	(294,448)	(620,015)
Proceeds from exercise of stock options	834	-
Payment of financing costs	-	(20,615)
Payment of dividends	(1,199)	(1,196)
NET CASH USED BY FINANCING ACTIVITIES	(28,759)	(38,574)
Effect of exchange rate changes on cash	(412)	2,606
Decrease in cash and cash equivalents	(24,820)	(18,553)
Cash and cash equivalents at beginning of period	62,200	82,203
Cash and cash equivalents at end of period	$37,380	$63,650

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated
Financial Statements
(Unaudited)
September 30, 2008

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

Principles of Consolidation - The consolidated financial statements include the accounts of the company, its majority owned subsidiaries and a variable interest entity for which the company was the primary beneficiary in 2007 and includes all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as September 30, 2008, the results of its operations for the nine months ended September 30, 2008 and 2007, respectively, and changes in its cash flows for the nine months ended September 30, 2008 and 2007, respectively.  Certain foreign subsidiaries, represented by the European segment, are consolidated using an August 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company’s financial statements. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.  All significant intercompany transactions are eliminated.

Reclassifications - Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the presentation used for the period ended September 30, 2008, including the proper presentation of the provision for stock option and award expense on the Consolidated Statement of Cash Flows, which had no net effect on operating cash flows for the quarter ended September 30, 2007.

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

Index

The information by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues from external customers
North America / HME	$191,218	$167,861	$554,162	$496,225
Invacare Supply Group	67,604	64,068	197,383	188,440
Institutional Products Group	26,320	20,144	74,794	65,133
Europe	151,478	132,665	423,458	358,908
Asia/Pacific	25,216	22,565	75,469	66,769
Consolidated	$461,836	$407,303	$1,325,266	$1,175,475
Intersegment Revenues
North America / HME	$15,456	$12,530	$43,843	$34,919
Invacare Supply Group	189	89	424	210
Institutional Products Group	694	255	2,077	255
Europe	2,549	2,856	9,688	7,760
Asia/Pacific	8,499	7,762	24,369	21,260
Consolidated	$27,387	$23,492	$80,401	$64,404
Charge related to restructuring before income taxes
North America / HME	$(153)	$810	$100	$3,621
Invacare Supply Group	1,598	31	1,598	45
Institutional Products Group	-	163	115	172
Europe	213	1,123	996	3,064
Asia/Pacific	223	1,242	513	1,525
Consolidated	$1,881	$3,369	$3,322	$8,427
Earnings (loss) before income taxes
North America / HME	$6,380	$3,295	$18,812	$3,178
Invacare Supply Group	(323)	806	470	2,417
Institutional Products Group	1,654	(724)	3,023	(41)
Europe	14,012	12,847	28,167	23,367
Asia/Pacific	(54)	(1,771)	352	(3,790)
All Other *	(6,083)	(5,414)	(19,548)	(28,017)
Consolidated	$15,586	$9,039	$31,276	$(2,886)

 “All Other” consists of unallocated corporate selling, general and administrative costs, which do not meet the quantitative criteria for determining reportable segments.  In addition, the “All Other” earnings (loss) before income taxes for the first nine months of 2007 includes charges, interest and fees associated with debt refinancing.

Index

Net Earnings Per Common Share - The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated (amounts in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Basic
Average common shares outstanding	31,908	31,844	31,896	31,836

Net earnings (loss)	$11,661	$11,639	$21,011	$(5,811)

Net earnings (loss) per common share	$.37	$.37	$.66	$(.18)

Diluted
Average common shares outstanding	31,908	31,844	31,896	31,836
Stock options and awards	123	114	81	-
Average common shares assuming dilution	32,031	31,958	31,977	31,836

Net earnings (loss)	$11,661	$11,639	$21,011	$(5,811)

Net earnings (loss) per common share	$.36	$.36	$.66	$(.18)

At September 30, 2008, 2,881,198 and 4,299,531 shares were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2008, respectively, as they were anti-dilutive.  At September 30, 2007, 4,178,612 shares were excluded from the average common shares assuming dilution for the three months ended September 30, 2007 as they were anti-dilutive while all of the company’s shares associated with stock options were anti-dilutive for the nine months ended September 30, 2007 because of the company’s net loss in the first nine months of 2007.  For the three and nine months ended September 30, 2008, the majority of the anti-dilutive shares were granted at an exercise price of $41.87 which was higher than the average fair market value prices of $23.71 and $22.27, respectively. For the three months ended September 30, 2007, the majority of the anti-dilutive shares were granted at exercise prices of $41.87 which was higher than the average fair market value prices of $21.92.

Concentration of Credit Risk - The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. Prior to December 2000, the company financed equipment to certain customers. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $32,583,000 at September 30, 2008 to DLL for events of default under the contracts, which total $91,842,000 at September 30, 2008. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability of $850,000 for this guarantee obligation within accrued expenses. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with SFAS No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

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

Index

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2007 to September 30, 2008 was the result of foreign currency translation and the acquisition by the NA/HME segment of Naylor Medical Sales & Rentals, Inc., which increased goodwill by $1,221,000 and is deductible for tax purposes.  As a result of the acquisition, the company also recorded $100,000 for a non-compete agreement and $200,000 for a customer list.

All of the company’s other intangible assets have definite lives and are amortized over their useful lives, except for $35,596,000 related to trademarks, which have indefinite lives.

As of September 30, 2008 and December 31, 2007, other intangibles consisted of the following (in thousands):

	September 30, 2008		December 31, 2007
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$76,894	$26,821	$77,329	$21,238
Trademarks	35,596	—	36,505	—
License agreements	4,535	4,455	4,559	4,335
Developed technology	7,336	1,822	7,316	1,425
Patents	6,858	4,679	6,909	4,313
Other	8,767	6,019	8,650	5,221
	$139,986	$43,796	$141,268	$36,532

Amortization expense related to other intangibles was $7,265,000 in the first nine months of 2008 and is estimated to be $9,301,000 in 2009, $8,814,000 in 2010, $8,465,000 in 2011, $8,040,000 in 2012 and $7,181,000 in 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense recognized as part of selling, general and administrative expense	$894	$710	$2,173	$1,787

The 2008 and 2007 amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan.  Stock-based compensation is not allocated to the business segments, but is reported as part of “All Other” as shown in the company’s Business Segment Note to the Consolidated Financial Statements.

Stock Incentive Plans - The 2003 Performance Plan (the “2003 Plan”) allows the Compensation, Management Development and Corporate Governance Committee of the Board of Directors (the “Committee”) to grant up to 3,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock).  The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards.  During the first nine months of 2008, the Committee granted 655,452 non-qualified stock options for a term of ten years at the market value of the company’s Common Shares on the date of grant under the 2003 Plan.

Under the terms of the company’s outstanding restricted stock awards, all of the shares granted vest ratably over the four years after the grant date.  Compensation expense of $873,000 was recognized in the first nine months of 2008 compared to $948,000 in the first nine months of 2007 and as of September 30, 2008, outstanding restricted stock awards totaling 238,012 were not yet vested.  Restricted stock awards totaling 93,800 were granted in the first nine months of 2008.

Index

Stock option activity during the nine months ended September 30, 2008 was as follows:

	2008	Weighted Average Exercise Price
Options outstanding at January 1	4,732,965	$30.02
Granted	655,452	25.60
Exercised	(243,357)	23.60
Cancelled	(257,974)	34.54
Options outstanding at September 30	4,887,086	$29.50

Options price range at September 30	$16.03 to
	$47.80
Options exercisable at September 30	3,656,802
Options available for grant at September 30*	778,850

* Options available for grant as of September 30, 2008 reduced by net restricted stock award activity of 288,763.

The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
	Number Outstanding	Average Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Prices	At 9/30/08	Contractual Life	Exercise Price	At 9/30/08	Exercise Price
$16.03 - $23.71	1,952,080	4.2 years	$22.25	1,385,568	$21.97
$24.43 - $36.40	1,705,323	5.8	$29.07	1,041,551	$30.96
$37.70 - $47.80	1,229,683	6.0	$41.61	1,229,683	$41.61
Total	4,887,086	5.2	$29.50	3,656,802	$31.14

The stock options awarded become exercisable over a four-year vesting period whereby options vest in equal installments each year.  Options granted with graded vesting are accounted for as single options.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2008
Expected dividend yield	.2%
Expected stock price volatility	31.5%
Risk-free interest rate	2.7%
Expected life (years)	3.7

The assumed expected life is based on the company’s historical analysis of option history.  The expected stock price volatility is also based on actual historical volatility, and expected dividend yield is based on historical dividends as the company has no current intention of changing its dividend policy.

The weighted-average fair value of options granted during the first nine months of 2008 was $7.03.  The 2003 Plan provides that shares granted come from the company’s authorized but unissued Common Shares or treasury shares.  In addition, the company’s stock-based compensation plans allow participants to exchange shares for payment of withholding taxes, which results in the company acquiring treasury shares.

As of September 30, 2008 there was $13,461,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the company’s plans, which is related to non-vested shares and includes $4,920,000 related to restricted stock awards.  The company expects the compensation expense to be recognized over approximately 4 years.

Index

Warranty Costs - Generally, the company’s products are covered by warranties against defects in material and workmanship for periods of up to six years from the date of sale to the customer.  Certain components carry a lifetime warranty.  A provision for estimated warranty cost is recorded at the time of sale based upon actual experience.  The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed.  Historical analysis is primarily used to determine the company’s warranty reserves.  Claims history is reviewed and provisions are adjusted as needed.  However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision.  No material adjustments to warranty reserves based on other events were necessary in the first nine months of 2008.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2008	$16,616
Warranties provided during the period	9,044
Settlements made during the period	(8,667)
Changes in liability for pre-existing warranties during the period, including expirations	649
Balance as of September 30, 2008	$17,642

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

To date, the company has made substantial progress on its restructuring activities, including exiting manufacturing and distribution facilities and eliminating positions, which resulted in restructuring charges of $3,322,000 and $8,427,000 incurred in the first nine months of 2008 and 2007, respectively, of which $1,669,000 and $620,000, respectively, were recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.  There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through September 30, 2008 during 2008.

Index

A progression of the accruals by segment recorded as a result of the restructuring is as follows (in thousands):

	Balance at 12/31/06	Accruals (Reversals)	Payments	Balance at 12/31/07	Accruals	Payments	Balance at 9/30/08
North America/HME
Severance	$1,359	$3,705	$(4,362)	$702	$100	$(610)	$192
Product line discontinuance	2,037	178	(2,183)	32	—	(31)	1
Contract terminations	557	(19)	(172)	366	—	(156)	210
Total	$3,953	$3,864	$(6,717)	$1,100	$100	$(797)	$403
Invacare Supply Group
Severance	$166	$67	$(228)	$5	$—	$(5)	$—
Product line discontinuance	—	—	—	—	1,598	—	1,598
Total	$166	$67	$(228)	$5	$1,598	$(5)	$1,598
Institutional Products Group
Severance	$—	$19	$(19)	$—	$—	$—	$—
Contract terminations	—	98	(98)	—	115	(115)	—
Other	—	55	(55)	—	—	—	—
Total	$—	$172	$(172)	$—	$115	$(115)	$—
Europe
Severance	$3,734	$862	$(4,591)	$5	$446	$(451)	$—
Product line discontinuance	—	386	(386)	—	60	(60)	—
Other	—	3,247	(3,202)	45	490	(421)	114
Total	$3,734	$4,495	$(8,179)	$50	$996	$(932)	$114
Asia/Pacific
Severance	$—	$1,258	$(746)	$512	$423	$(935)	$—
Product line discontinuance	—	1,253	(1,253)	—	11	(11)	—
Contract terminations	122	299	(382)	39	79	(118)	—
Other	—	—	—	—	—	—	—
Total	$122	$2,810	$(2,381)	$551	$513	$(1,064)	$—
Consolidated
Severance	$5,259	$5,911	$(9,946)	$1,224	$969	$(2,001)	$192
Product line discontinuance	2,037	1,817	(3,822)	32	1,669	(102)	1,599
Contract terminations	679	378	(652)	405	194	(389)	210
Other	—	3,302	(3,257)	45	490	(421)	114
Total	$7,975	$11,408	$(17,677)	$1,706	$3,322	$(2,913)	$2,115

Index

Comprehensive Earnings (loss) - Total comprehensive earnings (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net earnings (loss)	$11,661	$11,639	$21,011	$(5,811)
Foreign currency translation gain (loss)	(57,500)	(1,613)	(19,714)	24,137
Unrealized gain (loss) on available for sale securities	19	(13)	(60)	41
SERP/DBO amortization of prior service costs and unrecognized losses	647	443	1,746	1,847
Current period unrealized gain (loss) on cash flow hedges	1,338	4,557	829	(1,852)
Total comprehensive earnings (loss)	$(43,835)	$15,013	$3,812	$18,362

Receivables - On May 12, 2008, the company initiated foreclosure proceedings against the assets of a customer which is in default with respect to amounts due the company.  On September 26, 2008, the court issued a foreclosure order, which allowed the company to receive $2,400,000 of the amount owed to Invacare.  As of September 30, 2008, the company had gross receivables and other payments due from the customer of approximately $22,800,000, of which, 96% is specifically reserved for by the company’s bad debt allowance.  While there can be no assurance of the ultimate settlement of the amount owed the company, based on an evaluation of existing bad debt reserves and estimated values assigned to the assets to be  potentially liquidated, the company believes it has adequate bad debt reserves to cover its exposure on this account.

Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):

	September 30, 2008	December 31, 2007
Finished goods	$121,683	$116,808
Raw Materials	70,263	63,815
Work in Process	16,493	14,981
	$208,439	$195,604

Property and Equipment - Property and equipment consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Machinery and equipment	$326,777	$308,904
Land, buildings and improvements	100,209	97,478
Furniture and fixtures	30,771	33,204
Leasehold improvements	16,748	16,390
	474,505	455,976
Less allowance for depreciation	(315,633)	(286,600)
	$158,872	$169,376

Acquisitions– In the second quarter of 2008, the company acquired Naylor Medical Sales & Rentals, Inc., a rental business operating primarily in Kentucky, Tennessee and Arkansas for $2,152,000.

Income Taxes - The company had an effective tax rate of 25.2% and 32.8% on earnings before tax compared to an expected rate at the U.S. statutory rate of 35% for the three and nine month periods ended September 30, 2008.  For the three and nine month periods ended September 30, 2007, the company had  an effective rate of (28.8%) and 101.4% compared to an expected U.S. statutory rate for the quarter and benefit for the nine month period of 35%.  The company's effective tax rate for the three and nine months ended September 30, 2008 was lower than the U.S. federal statutory rate due to foreign taxes at rates lower than the U.S. statutory rate.  In addition, the company did not recognize tax benefits in countries which had tax valuation allowances.  The company's effective tax rate for the three and nine months ended September 30, 2007 were less and greater than the U.S. statutory tax rate, respectively due to three main items:  a net benefit recorded in the third quarter of 2007 of $6,300,000 principally related to a tax rate change in Germany resulting in the reduction of deferred tax liabilities, the benefit of foreign taxes at rates lower than the U.S. statutory rate and the negative impact of not recognizing tax benefits in countries which had valuation allowances.

Index

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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	September 30, 2008	Level I	Level II	Level III
Marketable Securities	$153	$153	$-	$-
Forward Exchange Contracts	259	-	259	-
Interest Rate Swaps	(1,885)	-	(1,885)	-
Total	$(1,473)	$153	$(1,626)	$-

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

Forward Contracts:  The company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are used to hedge the following currencies: AUD, GBP, CAD, CHF, CNY, DKK, EUR, NOK, NZD, SEK and USD. The company does not use derivative financial instruments for speculative purposes. Fair values for the company’s foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities.

Index

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

Recently Issued Accounting Pronouncements - On May 9, 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1) to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion.  The FASB believed this clarification was needed because the accounting being applied for convertible debt does not fully reflect the true economic impact on the issuer since the conversion option is not captured as a borrowing cost and its full dilutive effect is not included in earnings per share.  The FSP requires separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate.  The company will have to bifurcate a component of its convertible debt as a component of stockholders’ equity and accrete the resulting debt discount as interest expense.  It is currently estimated that the adoption FSP APB 14-1 will increase reported interest expense and decrease net earnings by $2,904,000 and $3,695,000 for 2007 and 2008, respectively.  The effective date is January 1, 2009 with retrospective application required for all periods presented and no grandfathering for existing instruments.

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

Index

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Three month period ended September 30, 2008	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$100,366	$169,877	$210,841	$(19,248)	$461,836
Cost of products sold	74,605	136,829	138,637	(19,166)	330,905
Gross Profit	25,761	33,048	72,204	(82)	130,931
Selling, general and administrative expenses	29,717	34,062	42,402	-	106,181
Charge related to restructuring activities	(155)	-	438	-	283
Income (loss) from equity investee	22,561	12,097	16,205	(50,863)	-
Interest expense - net	7,088	(451)	2,244	-	8,881
Earnings (loss) before Income Taxes	11,672	11,534	43,325	(50,945)	15,586
Income taxes	11	300	3,614	-	3,925
Net Earnings (loss)	$11,661	$11,234	$39,711	$(50,945)	$11,661

Three month period ended September 30, 2007
Net sales	$89,270	$150,919	$183,218	$(16,104)	$407,303
Cost of products sold	68,328	120,868	118,794	(16,138)	291,852
Gross Profit	20,942	30,051	64,424	34	115,451
Selling, general and administrative expenses	27,404	30,866	34,266	-	92,536
Charge related to restructuring activities	603	31	2,360	-	2,994
Charges, interest and fees associated with debt refinancing	(5)	-	27	-	22
Income (loss) from equity investee	26,747	12,019	13,789	(52,555)	-
Interest expense - net	7,123	107	3,630	-	10,860
Earnings (loss) before Income Taxes	12,564	11,066	37,930	(52,521)	9,039
Income taxes (benefit)	925	315	(3,840)	-	(2,600)
Net Earnings (loss)	$11,639	$10,751	$41,770	$(52,521)	$11,639

Index

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Nine month period ended September 30, 2008	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$272,946	$509,923	$599,262	$(56,865)	$1,325,266
Cost of products sold	204,993	409,707	399,078	(56,824)	956,954
Gross Profit	67,953	100,216	200,184	(41)	368,312
Selling, general and administrative expenses	87,256	93,193	127,947	-	308,396
Charge related to restructuring activities	100	-	1,553	-	1,653
Income (loss) from equity investee	61,570	31,448	8,750	(101,768)	-
Interest expense - net	20,306	(1,124)	7,805	-	26,987
Earnings (loss) before Income Taxes	21,861	39,595	71,629	(101,809)	31,276
Income taxes	850	900	8,515	-	10,265
Net Earnings (loss)	$21,011	$38,695	$63,114	$(101,809)	$21,011

Nine month period ended September 30, 2007
Net sales	$245,880	$466,451	$507,547	$(44,403)	$1,175,475
Cost of products sold	190,907	371,534	333,152	(44,571)	851,022
Gross Profit	54,973	94,917	174,395	168	324,453
Selling, general and administrative expenses	81,829	83,937	108,387	-	274,153
Charge related to restructuring activities	3,053	45	4,709	-	7,807
Debt finance charges, interest and fees associated with debt refinancing	13,329	-	74	-	13,403
Income (loss) from equity investee	59,822	23,019	9,501	(92,342)	-
Interest expense - net	21,014	851	10,111	-	31,976
Earnings (loss) before Income Taxes	(4,430)	33,103	60,615	(92,174)	(2,886)
Income taxes	1,381	855	689	-	2,925
Net Earnings (loss)	$(5,811)	$32,248	$59,926	$(92,174)	$(5,811)

Index

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) September 30, 2008	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$4,331	$2,566	$30,483	$-	$37,380
Marketable securities	153	-	-	-	153
Trade receivables, net	110,710	57,130	135,246	(7,755)	295,331
Installment receivables, net	-	779	2,652	-	3,431
Inventories, net	63,287	38,893	107,841	(1,582)	208,439
Deferred income taxes	-	-	2,366	-	2,366
Other current assets	14,902	6,626	37,572	-	59,100
Total Current Assets	193,383	105,994	316,160	(9,337)	606,200
Investment in subsidiaries	1,435,442	671,580	-	(2,107,022)	-
Intercompany advances, net	208,795	854,116	47,493	(1,110,404)	-
Other Assets	58,588	7,210	1,328	-	67,126
Other Intangibles	1,123	10,055	85,012	-	96,190
Property and Equipment, net	53,142	10,063	95,667	-	158,872
Goodwill	-	24,294	511,143	-	535,437
Total Assets	$1,950,473	$1,683,312	$1,056,803	$(3,226,763)	$1,463,825

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$70,160	$13,436	$56,779	$-	$140,375
Accrued expenses	44,547	20,525	89,591	(7,755)	146,908
Accrued income taxes	500	-	3,616	-	4,116
Short-term debt and current maturities of long- term obligations	24,344	-	656	-	25,000
Total Current Liabilities	139,551	33,961	150,642	(7,755)	316,399
Long-Term Debt	471,734	-	11,444	-	483,178
Other Long-Term Obligations	57,916	2,040	44,828	-	104,784
Intercompany advances, net	721,808	346,483	42,113	(1,110,404)	-
Total Shareholders’ Equity	559,464	1,300,828	807,776	(2,108,604)	559,464
Total Liabilities and Shareholders’ Equity	$1,950,473	$1,683,312	$1,056,803	$(3,226,763)	$1,463,825

Index

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) December 31, 2007	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$27,133	$1,773	$33,294	$-	$62,200
Marketable securities	255	-	-	-	255
Trade receivables, net	93,533	52,996	121,431	(3,817)	264,143
Installment receivables, net	-	1,841	2,216	-	4,057
Inventories, net	69,123	34,115	93,895	(1,529)	195,604
Deferred income taxes	-	-	2,478	-	2,478
Other current assets	20,693	6,489	36,438	(1,272)	62,348
Total Current Assets	210,737	97,214	289,752	(6,618)	591,085
Investment in subsidiaries	1,393,220	640,178	-	(2,033,398)	-
Intercompany advances, net	250,765	824,519	43,460	(1,118,744)	-
Other Assets	66,616	23,482	1,564	-	91,662
Other Intangibles	934	11,315	92,487	-	104,736
Property and Equipment, net	57,984	10,231	101,161	-	169,376
Goodwill	-	23,531	519,652	-	543,183
Total Assets	$1,980,256	$1,630,470	$1,048,076	$(3,158,760)	$1,500,042

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$68,786	$12,516	$68,868	$-	$150,170
Accrued expenses	48,332	18,284	84,431	(5,089)	145,958
Accrued income taxes	500	-	5,473	-	5,973
Short-term debt and current maturities of long- term obligations	23,500	-	1,010	-	24,510
Total Current Liabilities	141,118	30,800	159,782	(5,089)	326,611
Long-Term Debt	481,896	7	31,439	-	513,342
Other Long-Term Obligations	61,370	-	44,676	-	106,046
Intercompany advances, net	741,829	326,028	50,887	(1,118,744)	-
Total Shareholders’ Equity	554,043	1,273,635	761,292	(2,034,927)	554,043
Total Liabilities and Shareholders’ Equity	$1,980,256	$1,630,470	$1,048,076	$(3,158,760)	$1,500,042

Index

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Nine month period ended September 30, 2008	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$(13,939)	$2,340	$27,233	$-	$15,634
Investing Activities
Purchases of property and equipment	(3,292)	(916)	(10,799)	-	(15,007)
Proceeds from sale of property and equipment	-	-	58	-	58
Increase in other long-term assets	4,470	-	-	-	4,470
Business acquisitions, net of cash acquired	-	(2,152)	-	-	(2,152)
Other	(1,499)	1,521	1,326	-	1,348
Net Cash Used for Investing Activities	(321)	(1,547)	(9,415)	-	(11,283)
Financing Activities
Proceeds from revolving lines of credit and long- term borrowings	243,919	-	22,135	-	266,054
Payments on revolving lines of credit and long- term borrowings	(252,096)	-	(42,352)	-	(294,448)
Proceeds from exercise of stock options	834	-	-	-	834
Payment of dividends	(1,199)	-	-	-	(1,199)
Net Cash Used by Financing Activities	(8,542)	-	(20,217)	-	(28,759)
Effect of exchange rate changes on cash	-	-	(412)	-	(412)
Increase (decrease) in cash and cash equivalents	(22,802)	793	(2,811)	-	(24,820)
Cash and cash equivalents at beginning of period	27,133	1,773	33,294	-	62,200
Cash and cash equivalents at end of period	$4,331	$2,566	$30,483	$-	$37,380

Nine month period ended September 30, 2007
Net Cash Provided (Used) by Operating Activities	$(99,833)	$1,603	$128,642	$-	$30,412
Investing Activities
Purchases of property and equipment	(2,919)	(1,078)	(9,718)	-	(13,715)
Proceeds from sale of property and equipment	-	-	477	-	477
Increase in other long-term assets	-	-	(417)	-	(417)
Other	657	-	1	-	658
Net Cash Used for Investing Activities	(2,262)	(1,078)	(9,657)	-	(12,997)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	586,084	-	17,168	-	603,252
Payments on revolving lines of credit, securitization facility and long-term borrowings	(487,050)	-	(132,965)	-	(620,015)
Payment of dividends	(1,196)	-	-	-	(1,196)
Payment of financing costs	(20,615)	-	-	-	(20,615)
Net Cash Provided (Used) by Financing Activities	77,223	-	(115,797)	-	(38,574)
Effect of exchange rate changes on cash	-	-	2,606	-	2,606
Increase (decrease) in cash and cash equivalents	(24,872)	525	5,794	-	(18,553)
Cash and cash equivalents at beginning of period	35,918	2,202	44,083	-	82,203
Cash and cash equivalents at end of period	$11,046	$2,727	$49,877	$-	$63,650

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the company’s Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the company’s Current Report on Form 8-K as furnished to the Securities and Exchange Commission on October 23, 2008.

OUTLOOK

Although the global financial crisis will impact all businesses, including the company’s, demand for home medical products and services should remain strong.  Additionally, the company’s cash flow continues to improve sequentially and existing credit availability of $123 million puts Invacare in a strong position to continue to grow in the current environment.  The likely adverse trend in the short term is the sudden strengthening of the U.S. dollar, which will cause the translation of overseas profits into lower U.S. dollar results, all other factors being equal.  Looking at risks over the medium term, the company will remain judicious in its extension of credit to customers, since it is uncertain what potential impact the credit crisis will have on Invacare’s customers’ funding sources.

During the third quarter, the company continued to experience reimbursement and pricing pressures, particularly in Germany.  Late in the third quarter, French health care authorities reduced reimbursement for beds and other select product.  As previously communicated, the Centers for Medicare and Medicaid Services (CMS) announced U.S. reimbursement cuts of 9.5% for those product categories which were included in phase one of the now delayed National Competitive Bidding (NCB) program.  While these U.S. cuts are not effective until January 2009, the HME (Home Medical Equipment) industry may be cautious in its buying patterns with such changes.  In addition, while the company has implemented numerous cost reduction programs to increase profitability during the year, the benefits from these programs have been hampered by rising commodity costs in the first nine months.  Although some commodity costs are now falling, the company has largely locked in costs for commodities in the fourth quarter.

With the factors above in mind, for fiscal year 2008, the company expects organic growth in net sales of between 6% and 7%, excluding the impact from acquisitions and foreign currency translation adjustments.  Operating cash flows are estimated to be $57 million to $62 million with net purchases of property, plant and equipment of up to approximately $22 million.  The full year earnings are expected to be consistent with the guidance furnished in the company’s press release on October 23, 2008.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended September 30, 2008 were $461,836,000, compared to $407,303,000 for the same period a year ago, representing a 13.4% increase.  Organic sales growth was 9.3% as foreign currency translation increased net sales by four percentage points while acquisitions increased net sales by less than one percentage point for the three month period.  The positive sales growth was driven by improved performance in all segments, particularly North America/Home Medical Equipment (NA/HME) and Institutional Products Group (IPG).  For the nine months ended September 30, 2008, net sales increased 12.7% to $1,325,266,000 compared to $1,175,475,000 for the same period a year ago.  Organic sales growth was 7.7% as foreign currency translation increased net sales by five percentage points while acquisitions increased net sales by less than one percentage point for the nine month period.  The positive sales growth was driven primarily by performance in NA/HME and Europe.

North American/Home Medical Equipment (NA/HME)

NA/HME net sales increased 13.9% for the quarter to $191,218,000 as compared to $167,861,000 for the same period a year ago.   The increase for the quarter was driven primarily by sales increases in all principal product lines.  For the first nine months of 2008, net sales increased 11.7% to $554,162,000 as compared to $496,225,000 for the same period a year ago.  Foreign currency and acquisitions combined to increase net sales by slightly more than a percentage point for the quarter and two percentage points for the first nine months ended September 30, 2008.

Index

Rehab product line net sales increased by 2.2% compared to the third quarter last year, despite volume declines in the consumer power product line caused by the company’s previous decision to terminate sales to a large national account.   Excluding consumer power products, Rehab product line net sales increased 7.6% compared to the third quarter last year, driven by volume increases in custom power and custom manual wheelchairs.    Standard product line net sales for the third quarter increased 21.7% compared to the third quarter of last year, driven by increased volumes in manual wheelchairs and patient aids.  Respiratory product line net sales increased 20.6%, driven by volume increases in oxygen concentrators and HomeFill®, with strong purchases by national providers.

Invacare Supply Group (ISG)

ISG net sales for the quarter increased 5.5% to $67,604,000 compared to $64,068,000 last year driven by growth in home delivery program sales, increased volumes with larger providers, and growth in urological, incontinence and infusion product lines.  For the first nine months of 2008, net sales increased 4.7% to $197,383,000 as compared to $188,440,000 for the same period a year ago.

Institutional Products Group (IPG)

IPG net sales increased by 30.7% to $26,320,000 compared to $20,144,000 last year.  Foreign currency translation increased net sales by less than one percentage point.  The net sales increase was driven by new products introduced late last year including beds, therapeutic support surfaces and clinical recliners along with strong sales in durable medical equipment (DME) and bathing products.  For the first nine months of 2008, net sales increased 14.8% to $74,794,000 as compared to $65,133,000 for the same period a year ago.  Foreign currency translation increased net sales by two percentage points for the first nine months of 2008.

Europe

European net sales increased 14.2% for the quarter to $151,478,000 as compared to $132,665,000 for the same period a year ago.  Foreign currency translation increased net sales by eleven percentage points for the quarter.  Net sales performance continues to be strong in most regions, especially the United Kingdom as a result of new product introductions including HomeFill®.  However, business performance in Germany continues to be negatively impacted by reimbursement and pricing pressures in the market place.  European net sales for the first nine months of 2008 increased 18.0% to $423,458,000 as compared to $358,908,000 for the same period a year ago.  Foreign currency translation increased net sales by twelve percentage points in the first nine months of 2008.

Asia/Pacific

Asia/Pacific net sales increased 11.7% for the quarter to $25,216,000 as compared to $22,565,000 for the same period a year ago with  foreign currency decreasing net sales by one percentage point.  The net sales improvement was the result of volume increases in the company’s distribution business in Australia and at the company’s subsidiary which manufactures microprocessor controllers. For the first nine months of the year, net sales increased 13.0% to $75,469,000 as compared to $66,769,000 for the same period a year ago with foreign currency translation increasing net sales by seven percentage points.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine-month periods ended September 30, 2008 was 28.4% and 27.8%, respectively, compared to 28.3% and 27.6%, respectively, in the same periods last year.   Gross margin as a percentage of net sales for the third quarter was higher by .1 percentage points compared to last year’s third quarter primarily due to increased volumes, price increases and cost reduction activities which were largely offset by increased commodity costs as well as unfavorable product mix in Europe.

For the first nine months of the year, NA/HME gross margin as a percentage of net sales increased to 30.4% compared with 29.9% in the same period last year, primarily due to increased volumes, price increases and cost reduction initiatives partially offset by commodity cost increases and discounts associated with higher sales to national providers in respiratory products.  ISG gross margin decreased by 1.2 percentage points due to higher freight costs, discounts associated with sales to larger providers and charges related to inventory markdowns which were partially offset by freight recovery programs.  IPG gross margin increased by .8 of a percentage point primarily due to price increases.  In Europe, gross margin as a percentage of net sales declined by 1.7 percentage points primarily due to higher freight costs, unfavorable product mix toward lower margin products, and unfavorable foreign currency impact from the weakness of the British Pound as compared to the Euro.  Gross margin as a percentage of net sales in Asia/Pacific increased by 7.6 percentage points, largely due to cost reduction activities and increased volumes.

Index

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expense as a percentage of net sales for the three and nine months ended September 30, 2008 was 23.0% and 23.3%, respectively, compared to 22.7% and 23.3%, respectively, for the same periods a year ago.  The dollar increases were $13,645,000 and $34,243,000, or 14.7% and 12.5%, respectively, for the quarter and first nine months of the year, as compared to the same periods a year ago.  Acquisitions increased these expenses by $925,000 in the quarter and $2,276,000 in the first nine months of the year, while foreign currency translation increased these expenses by $3,975,000 in the quarter and $14,389,000 in the first nine months of the year compared to the same periods a year ago.  Excluding the impact of foreign currency translation and acquisitions, SG&A expense increased 9.5% for the quarter and 6.4% for the first nine months of 2008 as compared to the same periods a year ago.  The increase in SG&A expense is primarily attributable to increased variable costs attributed with increased sales volume, including wages, commissions, bonus and bad debt.

North American/HME SG&A cost increased $6,325,000, or 13.5%, for the quarter and $13,203,000, or 9.5%, in the first nine months of 2008 compared to the same periods a year ago.  For the quarter, foreign currency translation increased SG&A by $22,000 or .0% while acquisitions increased SG&A by $925,000 or 2.0%.  For the first nine months of 2008, foreign currency translation increased SG&A by $969,000 or .7% while acquisitions increased SG&A by $2,276,000 or 1.6%.  Excluding the impact of foreign currency translation and acquisitions, SG&A increased by 11.4% for the quarter and 7.2% year to date.

Invacare Supply Group SG&A expense increased $402,000, or 6.4%, for the quarter and increased by $847,000, or 4.5%, in the first nine months of 2008 compared to the same periods a year ago.  The year to date increase is primarily due to higher distribution costs associated with increased sales volumes.

Institutional Products Group SG&A expense increased $187,000, or 5.1%, for the quarter and $221,000, or 1.9%, in the first nine months of 2008 compared to the same periods a year ago.  Foreign currency translation decreased SG&A by $6,000 or .2% for the quarter and increased SG&A $130,000 or 1.1% for the first nine months of the year.

European SG&A cost increased $5,409,000, or 18.4%, for the quarter and $15,357,000, or 17.7%, for the first nine months of 2008 compared to the same periods a year ago.  For the quarter, foreign currency translation increased SG&A by $3,894,000, or 13.2%.  For the first nine months of 2008, foreign currency translation increased SG&A by $11,616,000, or 13.4%, respectively.  Excluding the impact of foreign currency translation, the year-to-date increase in expense is primarily due to higher sales and marketing costs for people and programs to drive future sales growth.

Asia/Pacific SG&A cost increased $1,322,000, or 21.7%, for the quarter and $4,615,000, or 26.4%, in the first nine months of the year compared to the same periods a year ago.  For the quarter, foreign currency translation increased SG&A expense by $65,000, or 1.1%.  For the first nine months of 2008, foreign currency translation increased SG&A by $1,674,000, or 9.6%.  Excluding the impact of foreign currency translation, SG&A expense increased 20.6% and 16.8% for the quarter and first nine months of 2008, respectively as compared to last year due to higher sales and marketing costs for people and programs to drive future sales growth.

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

Restructuring charges of $3,322,000 were incurred in the first nine months of 2008, of which $1,669,000 are recorded as “cost of products sold” as it relates to inventory markdowns and the remaining charge amount of $1,653,000 is reflected as “charge related to restructuring activities” in the Condensed Consolidated Statement of Operations included in Item 1 – Financial Statements of this report.

Index

The restructuring charges included $100,000 in NA/HME, $1,598,000 in ISG, $115,000 in IPG, $996,000 in Europe and $513,000 in Asia/Pacific.  Of the total charges incurred to date, $2,115,000 remained unpaid as of September 30, 2008 with $403,000 unpaid related to NA/HME; and $1,598,000 unpaid related to ISG; and $114,000 unpaid related to Europe.  There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through September 30, 2008 during 2008.  With additional actions to be undertaken during the remainder of 2008, the company anticipates recognizing pre-tax restructuring charges of approximately $5,500,000 for the year.

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

INTEREST

Interest expense decreased $1,778,000 and $4,195,000 for the third quarter and first nine months of 2008, respectively, compared to the same periods last year due to lower debt levels.  Interest income for the third quarter and first nine months of 2008 increased $201,000 and $794,000, respectively, compared to the same periods last year, primarily due to interest on higher average foreign cash balances.

INCOME TAXES

The company had an effective tax rate of 25.2% and 32.8% on earnings before tax compared to an expected rate at the U.S. statutory rate of 35% for the three and nine month periods ended September 30, 2008.  For the three and nine month periods ended September 30, 2007, the company had  an effective rate of (28.8%) and 101.4% compared to an expected U.S. statutory rate for the quarter and benefit for the nine month period of 35%.  The company's effective tax rate for the three and nine months ended September 30, 2008 was lower than the U.S. federal statutory rate due to foreign taxes at rates lower than the U.S. statutory rate.  In addition, the company did not recognize tax benefits in countries which had tax valuation allowances.  The company's effective tax rate for the three and nine months ended September 30, 2007 were less and greater than the U.S. statutory tax rate, respectively due to three main items:  a benefit recorded in the third quarter of 2007 of $6,300,000 principally related to a tax rate change in Germany resulting in the reduction of deferred tax liabilities, the benefit of foreign taxes at rates lower than the U.S. statutory rate and the negative impact of not recognizing tax benefits in countries which had valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

The company’s reported level of debt decreased by $29,674,000 from December 31, 2007 to $508,178,000 at September 30, 2008, as a result of positive cash flow in the third quarter and increased earnings.  As compared to June 30, 2008, reported debt decreased by $18,015,000.  The debt-to-total-capitalization ratio was 47.6% at September 30, 2008 as compared to 46.6% at June 30, 2008. The increase in debt-to-total-capitalization ratio was due to lower shareholders’ equity resulting from foreign currency translation, particularly for the European segment, as the U.S. Dollar strengthened at the end of the third quarter.

The company’s cash and cash equivalents were $37,380,000 at September 30, 2008, down from $62,200,000 at the end of the year.  The cash was primarily utilized to pay annual bonus payments, required interest payments on debt outstanding and additional payments to reduce the company’s debt outstanding.

The company’s borrowing arrangements contain covenants with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company’s bank agreements and agreements with its note holders.  As of September 30, 2008, the company was in compliance with all covenant requirements.  Under the most restrictive covenant of the company’s borrowing arrangements as of September 30, 2008, the company had the capacity to borrow up to an additional $123,400,000.

Index

CAPITAL EXPENDITURES

The company had no individually material capital expenditure commitments outstanding as of September 30, 2008. The company estimates that capital investments for 2008 will approximate up to $22,000,000 as compared to $20,068,000 in 2007.  The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.  However, if the current credit crisis and economic downturn were to continue to worsen such that the company was unable to access existing borrowing facilities or that funds generated from operations were significantly curtailed, it could impair the company’s ability to fund capital expenditures or meet its operating cash requirements.

CASH FLOWS

Cash flows provided by operating activities were $15,634,000 for the first nine months of 2008 compared to $30,412,000 in the first nine months of 2007.  The decrease in operating cash flows for the first nine months of 2008 compared to the same period a year ago was principally due to an increase in accounts receivable due to higher sales levels and an inventory increase driven by the need to support stronger than expected organic sales growth.  In addition, the third quarter of 2007 also benefitted from a greater reduction in recoverable income taxes compared to the third quarter of 2008.

Cash used for investing activities was $11,283,000 for the first nine months of 2008 compared to $12,997,000 used in the first nine months of 2007.  The cash used for investing activities in 2008 was primarily for purchases of property, plant and equipment and an acquisition partially offset by cash receipts on company-owned life insurance policies.

Cash used by financing activities was $28,759,000 for the first nine months of 2008 compared to cash required of $38,574,000 in the first nine months of 2007.  The first nine months of 2007 financing cash flow included $20,615,000 of financing cost payments as a result of the company refinancing which was completed in the first quarter of 2007.

During the first nine months of 2008, the company generated free cash flow of $3,394,000 as compared to $28,125,000 generated by the company in the first nine months of 2007.  The decrease was primarily attributable to the same items as noted above which impacted operating cash flows.  Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment.  Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including, for example, acquisitions).  However, it should be noted that the company’s definition of free cash flow may not be comparable to similar measures disclosed by other companies because not all companies calculate free cash flow in the same manner.

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$15,634	$30,412
Net cash impact related to restructuring activities	2,709	10,951
Less: Purchases of property and equipment - net	(14,949)	(13,238)
Free Cash Flow	$3,394	$28,125

DIVIDEND POLICY

On August 20, 2008, the company’s Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of October 3, 2008, which was paid on October 10, 2008.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

Index

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

Index

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

Index

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

Upon adoption of SFAS 123R, the company did not make any other modifications to the terms of any previously granted options. However, the terms of new awards granted since the adoption of SFAS 123R have been modified, as compared to the terms of the awards granted prior to the adoption of SFAS 123R, so that the vesting periods are deemed to be substantive for those who may be retiree eligible. No changes were made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of September 30, 2008, there was $13,461,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the company’s plans, which is related to non-vested shares, and includes $4,920,000 related to restricted stock awards.  The company expects the compensation expense to be recognized over approximately four years.

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

Index

On April 25, 2008, the FASB issued FASB Staff Position FAS 142-3 (FSP FAS 142-3), Determination of the Useful Life of Intangible Assets, to amend the factors that should be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets.  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognizable intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141, Business Combinations.  FSP FAS 142-3 is effective for the company beginning January 1, 2009 and the company is currently evaluating the effect that adoption will have on its 2009 financial statements.

On May 9, 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1) to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion.  The FASB believed this clarification was needed because the accounting being applied for convertible debt does not fully reflect the true economic impact on the issuer since the conversion option is not captured as a borrowing cost and its full dilutive effect is not included in earnings per share.  The FSP requires separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate.  The company will have to bifurcate a component of its convertible debt as a component of stockholders’ equity and accrete the resulting debt discount as interest expense.  It is currently estimated that the adoption FSP APB 14-1 will increase reported interest expense and decrease net earnings by $2,904,000 and $3,695,000 for 2007 and 2008, respectively.  The effective date is January 1, 2009 with required historical application for all periods presented and no grandfathering for existing instruments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on September 30, 2008 debt levels, a 1% change in interest rates would impact interest expense by approximately $326,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “forecast”, “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: possible adverse effects of being substantially leveraged, which could impact our ability to raise capital, limit our ability to react to changes in the economy or our industry or expose us to interest rate or event of default risks; changes in government and other third-party payor reimbursement levels and practices, including the Medicare Improvements for Patients and Providers Act of 2008; consolidation of health care providers and our competitors; loss of key health care providers; ineffective cost reduction and restructuring efforts; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; extensive government regulation of our products; lower cost imports; increased freight costs; failure to comply with regulatory requirements or receive regulatory clearance or approval for our products or operations in the United States or abroad; potential product recalls; uncollectible accounts receivable; the uncertain impact on our providers, suppliers and on the demand for our products of the recent economic downturn and general volatility in the credit and stock markets; difficulties in implementing a new Enterprise Resource Planning system; legal actions or regulatory proceedings and governmental investigations; product liability claims; inadequate patents or other intellectual property protection; incorrect assumptions concerning demographic trends that impact the market for our products; provisions of Ohio law or in our debt agreements, our shareholder rights plan or our charter documents that may prevent or delay a change in control; the loss of the services of our key management and personnel; decreased availability or increased costs of raw materials which could increase our costs of producing our products; inability to acquire strategic acquisition candidates because of limited financing alternatives; risks inherent in managing and operating businesses in many different foreign jurisdictions; exchange rate fluctuations; possible adverse effects of the global credit crisis, as well as the risks described from time to time in Invacare’s reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.

As of September 30, 2008, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of September 30, 2008, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.  There were no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the company’s Annual Report on Form 10-K.

As is the case for many companies operating in the current economic environment, the company is exposed to a number of risks arising out of the global credit crisis.  These risks include the possibility that: one or more of the lenders participating in the company’s revolving credit facility may be unable or unwilling to extend credit to the company; the third party company that provides lease financing to the company’s customers may refuse or be unable to fulfill its financing obligations or extend credit to the company’s customers; one or more customers of the company may be unable to pay for purchases of the company’s products on a timely basis; one or more key suppliers may be unable or unwilling to provide critical goods or services to the company; and one or more of the counterparties to the company’s hedging arrangements may be unable to fulfill its obligations to the company.  Although the company has taken actions in an effort to mitigate these risks, during periods of economic downturn, the company’s exposure to these risks increases.  Events of this nature may adversely affect the company’s liquidity or sales and revenues, and therefore have an adverse effect on the company’s business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
The following table presents information with respect to repurchases of common shares made by the company during the three months ended September 30, 2008. In the quarter ended September 30, 2008, no shares were repurchased and surrendered to the company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the company’s 2003 Performance Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
7/1/2008-7/31/08	-	$-	-	1,362,900
8/1/2008-8/31/08	-	-	-	1,362,900
9/1/2008-9/30/08	-	-	-	1,362,900
Total	-	$-	-	1,362,900

Index

On August 17, 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares.  To date, the company has purchased 637,100 shares with authorization remaining to purchase 1,362,900 more shares.  The company purchased no shares pursuant to this Board authorized program during the first nine months of 2008.

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

INVACARE CORPORATION

Date: November 6, 2008	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)