Form 10-K
period 2008-12-31
INVACARE CORP
filed 2009-02-27
CIK 742112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the 28,073,726 Common Shares of the Registrant held by non-affiliates was $573,826,959 and the aggregate market value of the 29,511 Class B Common Shares of the Registrant held by non-affiliates was $603,205. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2008, which was $20.44. For purposes of this information, the 2,871,162 Common Shares and 1,080,174 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.

As of February 23, 2009, 31,025,638 Common Shares and 1,109,685 Class B Common Shares were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2008.

INVACARE CORPORATION

2008 ANNUAL REPORT ON FORM 10-K CONTENTS

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

Invacare is committed to design, manufacture and deliver the best value in medical products, which promote recovery and active lifestyles for people requiring home and other non-acute health care. Invacare pursues this vision by:

•	designing and developing innovative and technologically superior products;

•	ensuring continued focus on our primary market—the non-acute health care market;

•	marketing our broad range of products;

•	providing a professional and cost-effective sales, customer service and distribution organization;

•	supplying innovative provider support and aggressive product line extensions;

•	building a strong referral base among health care professionals;

•	continuously advancing and recruiting top management candidates;

•	empowering all employees;

•	providing a performance-based reward environment; and

•	continually striving for total quality throughout the organization.

When the company was acquired in December 1979 by a group of investors, including some of its current officers and Directors, it had $19.5 million in net sales and a limited product line of standard wheelchairs and patient aids. In 2008, Invacare reached approximately $1.8 billion in net sales, representing a 17% compound average sales growth rate since 1979, and, based upon distribution channels, breadth of product line and net sales, currently is the leading company in each of the following major, non-acute, medical equipment categories: power and manual wheelchairs, home care bed systems and home oxygen systems.

The company’s executive offices are located at One Invacare Way, Elyria, Ohio, 44036 and its telephone number is (440) 329-6000. In this report, “Invacare” and the “company” refer to Invacare Corporation and, unless the context otherwise indicates, its consolidated subsidiaries.

THE HOME MEDICAL EQUIPMENT INDUSTRY

North America Market

The home medical equipment market includes home health care products, physical rehabilitation products and other non-disposable products used for the recovery and long-term care of patients. The company believes that patients overwhelmingly prefer care and treatment in their home. There is a growing body of evidence that home care results in faster recovery and better outcomes. Homecare is more cost-effective and comfortable than institutional care by a considerable factor. A principal reason is that homecare patients are not exposed to today’s increasingly virulent strains of hospital-borne pathogens. Invacare through its diverse product and service offerings delivers a medical trifecta: patient satisfaction; better outcomes; lower costs. There is no question that an adequately equipped home is a better recovery option for a significant number of patients who face hospitalization. Demand for domestic home medical equipment products will continue to grow during the next decade and beyond as a result of the factors mentioned above and more, including:

Growth in Population over Age 65. Globally, overall life expectancy continues to increase. Recent reports from the U.S. Department of Health and Human Services (DHHS) state that the average life expectancy in the United States for men and women who reach the age of 65 is now 82 and 85, respectively. Furthermore, life expectancy in the United States at birth is now an average of 78 for men and women together, a record high. The DHHS also reports that people age 65 or older represent the vast majority of home health care patients and will increase to 12% of the population by the year 2050.

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

Health Care Cost Containment Trends. In 2005, health care expenditures in the United States totaled $2.0 trillion dollars or approximately 16% of the GDP, the highest among industrialized countries, and were paid by private health insurers (36%), the federal government (34%), state and local governments (11%), consumers (15%) and other private funds (4%). In 2014, the nation’s health care spending is projected to increase to $4.1 trillion, growing at an average annual rate of 6.9%. Over this same period, spending on health care is expected to increase to approximately 19.6% of GDP. The rising cost of health care has caused many payors of health care expenses to look for ways to contain costs. The company believes that home health care and home medical equipment will play a significant role in reducing health care costs. Recent trends show that home health care expenditures are becoming an increasing percentage of total health care expenditures in the United States.

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

Europe/Asia/Pacific Market

The company believes that, while many of the market factors influencing demand in the U.S. are also present in Europe and Asia/Pacific—aging of the population, technological trends and society’s acceptance of people with disabilities—each of the markets of Europe and in Asia/Pacific have distinctive characteristics. The health care industry is more heavily socialized and, therefore, is more influenced by government regulation and fiscal policy. Variations in product specifications, regulatory approval processes, distribution requirements and reimbursement policies require the company to tailor its approach. Management believes that as the European markets become more homogenous and the company continues to refine its distribution channels, the company can more effectively penetrate these markets. Likewise, the company expects to increase its sales in the highly fragmented Australian, New Zealand and Asian markets.

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

Similar efforts are being undertaken in other countries, including for example, Germany. Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end-user can obtain and, thus, affect the product mix, pricing and payment patterns of our customers who are medical equipment providers. The company believes its strong market position and technical expertise will allow it to respond to ongoing regulatory changes. However, the issues described above will likely continue to have significant impacts on the pricing of the company’s products.

GEOGRAPHICAL SEGMENTS AND PRODUCT CATEGORIES

North America

North America includes: North America/Home Medical Equipment (NA/HME), Invacare Supply Group (ISG) and Institutional Products Group (IPG).

North America/HME

This segment includes: Rehab, Standard and Respiratory product lines as discussed below.

REHAB PRODUCTS

Power Wheelchairs. Invacare manufactures a complete line of power wheelchairs for individuals who require independent powered mobility. The range includes products that can be significantly customized to meet an individual’s specific needs, as well as products that are inherently versatile and meet a broad range of individual requirements. Power wheelchair lines are marketed under the Invacare® TDX® brand names and include a full range of powered mobility products. The TDX® line of power wheelchairs offer an unprecedented combination of power, stability and maneuverability. The Pronto® Series Power Wheelchairs with SureStep™ feature center-wheel drive performance for exceptional maneuverability and intuitive driving. Power tilt and recline systems are offered as well.

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

Personal Mobility. Invacare manufactures the AT’m portable power wheelchair for consumers needing light duty powered mobility with the ability to quickly disassemble and be transported even in a compact or mid-sized vehicle. In addition, Invacare distributes two portable, compact scooters for consumers needing powered mobility and capable of operating a tiller. The Lynx™ model scooters are available in three-wheel and four-wheel versions.

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

Low Air Loss Therapy Products. Invacare distributes a complete line of mattress overlays and replacement products, under the Invacare® brand name. These products, which use air flotation to redistribute weight and move moisture away from patients, assist in the total care of those who are immobile and spend a great deal of time in bed.

Patient Transport. Invacare manufactures and/or distributes products needed to assist in transferring individuals from surface to surface (bed to chair) or transporting from room to room. Designed for use in the home and institutional settings, these products include patient lifts and slings, and a new series of mobile, multi-functional recliners.

RESPIRATORY PRODUCTS

Invacare manufactures and/or distributes home respiratory products, including: oxygen concentrators, HomeFill® oxygen delivery systems, sleep apnea products, aerosol therapy and associated respiratory product lines. The company’s home respiratory products are marketed predominantly under the Invacare® brand name. The Invacare® HomeFill® oxygen delivery system enables people to safely and easily make compressed oxygen in their home and store it in cylinders for future use.

OTHER PRODUCTS

Invacare also manufactures markets and distributes many accessory products, including spare parts, wheelchair cushions, arm rests, wheels and respiratory parts. In some cases, the company’s accessory items are built to be interchangeable so that they can be used to replace parts on products manufactured by others.

Invacare Supply Group

Invacare distributes numerous lines of branded medical supplies including ostomy, incontinence, diabetic, interals, wound care and urology products as wells as home medical equipment, including aids for daily living. Invacare Supply Group (ISG) also sells through the retail market.

Institutional Products Group

Invacare, operating as Institutional Products Group (IPG), is a manufacturer and distributor of healthcare furnishings including beds, case goods and patient handling equipment for the long-term care markets, specialty clinical recliners for dialysis and oncology clinics and certain other home medical equipment and accessory products.

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

Most wheelchair products sold in Europe are designed locally to meet specific market requirements. The company manufactures and/or assembles both manual and power wheelchair products at the following European facilities: Invacare UK Ltd. in the United Kingdom, Invacare Poirier S.A.S. in France, Invacare (Deutschland) GmbH in Germany and Ulrich Alber Gmbh in Germany. Manual wheelchair products are also manufactured and/or assembled at Invacare Portugal, Kuschall AG in Switzerland (the Kuschall range), and Invacare Rea AB in Sweden, beds and patient lifts at EC-Hong A/S in Denmark and personal care products at Aquatec GmbH in Germany and Dolomite AB in Sweden. Oxygen products such as concentrators and the HomeFill® oxygen delivery system are imported from Invacare U.S. or China operations.

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

MARKETING AND DISTRIBUTION

North America and Asia/Pacific

Invacare products are marketed in the United States and Asia/Pacific primarily to providers who in turn sell or rent these products directly to consumers within the non-acute care setting. Invacare’s primary customer is the home medical equipment (HME) provider. The company also employs a “pull-through” marketing strategy to medical professionals, including physical and occupational therapists, who refer their patients to HME providers to obtain specific types of home medical equipment, as well as to consumers, who express a product or brand preference.

Invacare’s domestic sales and marketing organization consists primarily of a homecare sales force, which markets and sells Invacare® branded products to HME providers. Each member of Invacare’s home care sales force functions as a Territory Business Manager (TBM) and handles all product and service needs for an account, thus saving customers’ valuable time. The TBM also provides training and servicing information to providers, as well as product literature, point-of-sale materials and other advertising and merchandising aids. In Canada, products are sold by a sales force and distributed through regional distribution centers in Quebec to health care providers throughout Canada.

The Inside Sales Department provides increased sales coverage of smaller accounts and complements the efforts of the field sales force. Inside Sales offers cost-effective sales coverage through a targeted telesales effort, and has delivered solid sales growth since its existence.

Invacare’s Technical Education department offers education programs that continue to place emphasis on improving the productivity of repair technicians. The Service Referral Network includes numerous providers who honor the company’s product warranties regardless of where the product was purchased. This network of servicing providers seeks to ensure that all consumers using Invacare products receive quality service and support that is consistent with the Invacare brand promise.

The company markets products and services to the long-term care market through IPG. IPG products include beds and furnishings, patient handling, bathing, therapeutic support surfaces and DME products. IPG sales and marketing organizations consist of field sales representatives and independent rep agencies supported by a marketing group that generates awareness and demand at nursing homes for Invacare products and services. IPG also provides interior design services for nursing homes and assisted living facilities involved with renovation and new construction.

In 2008, Invacare launched Invacare iPartner Solutionssm, a growing suite of programs and services designed to simplify business for HME providers, reduce their costs, optimize their resources and improve their bottom line. Invacare iPartner Solutionssm will help HME providers respond to the challenges associated with competitive bidding, escalating operating costs and changes in Medicare reimbursement. The Invacare iPartner Solutionssm portfolio is currently divided into three areas: equipment maintenance solutions, business solutions and billing solutions.

The company sells distributed products, primarily soft goods and disposable medical supplies, through ISG. ISG products include ostomy, incontinence, wound care and diabetic supplies, as well as other soft goods and disposables. ISG markets its products through field account managers, inside telesales, a customer service department and the Internet. Additionally, ISG entered the long-term care market on a regional basis and markets to those nursing homes utilizing independent manufacturer representatives. ISG also markets a Home Delivery Program to home medical equipment providers through which ISG drop ships supplies in the provider’s name to the customer’s address. Thus, providers have no products to stock, no minimum order requirements and delivery is made within 24 to 48 hours nationwide. ISG also offers many customized marketing programs designed to help its customers create awareness, grow companion and cash sales and assist in patient retention.

Invacare continues to improve performance and usability on www.invacare.com. In 2008, the company focused on the implementation of a new website platform and web interface for Invacare.com, Invacare.ca and Invacare Pro. The goal was to create a more usable web presence, concentrating on a customer-centric approach that allows the company to field a user interface that more closely represents customer needs.

Also in 2008, the company continued its strategic advertising campaign in key trade publications that reach the providers of home medical equipment. The company also contributed extensively to editorial coverage in trade publications concerning the products the company manufactures and our representatives attended numerous trade shows and conferences on a national and regional basis in which Invacare products were displayed to providers, health care professionals and consumers. “Yes, You Can” ™ continues to be Invacare’s global tagline, and it remains steadfast in the new HME ads and indicative of the company’s “can do” attitude.

The company continues to generate greater consumer awareness of its products. This was evidenced by the company’s sponsorship of a variety of wheelchair sporting events and support of various philanthropic causes benefiting the consumers of our products. The company continued its sponsorships of individual wheelchair athletes and teams, including several of the top-ranked male and female racers, handcyclists, and wheelchair tennis players in the world. In fact, athletes using Invacare Top End wheelchair equipment brought home 122 medals from the 2008 Paralympics in Beijing, China. In addition, Invacare was the title sponsor for the tenth year in a row of the Invacare World Team Cup of Wheelchair Tennis Tournament, which took place in June in Italy. The company also continued its support of disabled veterans through its sponsorship of the 28th National Veterans Wheelchair Games, the largest annual wheelchair sports event in the world. The games bring a competitive and recreational sports experience to military service veterans who use wheelchairs for their mobility needs due to spinal cord injury, neurological conditions or amputation.

Europe

The company’s European operations consist primarily of manufacturing, marketing and distribution operations in Western Europe and export sales activities through local distributors elsewhere in the world. The company has a sales force and where appropriate, distribution centers in the United Kingdom, France, Germany, Belgium, Portugal, Spain, Italy, Denmark, Sweden, Switzerland, Austria, Norway and the Netherlands, and sells through distributors elsewhere in Europe. In markets where the company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to government agencies. In 2008, the continued consolidation of big buying groups tending to develop their business on a European scale has confirmed itself. As a result, Invacare is generalizing the application of pan-European pricing policies.

The company’s top 10 customers accounted for approximately 10% of 2008 net sales. The loss of business of one or more of these customers or buying groups may have a significant impact on the company, although no single customer accounted for more than 3% of the company’s 2008 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

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

PRODUCT DEVELOPMENT AND ENGINEERING

Invacare is committed to continuously improving its existing product lines in a focused manner. In 2008, new product development continued to be a focus as part of Invacare’s strategy to gain market share and maintain a competitive advantage along with beginning to globally standardize certain product platforms. To this end, the company introduced several new products and product enhancements. The following are some of the most significant 2008 product developments:

North America/HME

Invacare® G-trac™ Electronic Gyroscope module offers power wheelchair users with alternative driver controls, an added level of control for safe, consistent driving performance. Improved tracking makes it possible for the chair to drive straight on the intended path of the user. Side sloped terrain (even slightly); obstacles that only one wheel encounter or come upon one side ahead of the other (such as door jambs); steps and curbs approached at an angle; and soft or rough unleveled terrain, all make it difficult for power chairs with alternative driver controls to stay on course without veering to one side or the other. The G-Trac module makes it possible to safely and independently drive a power chair in these environments.

Invacare launched a new Infrared Control Module for Invacare® power wheelchair users with Invacare® MK6i™ Expandable Electronics. This new control module will allow power wheelchair users to utilize their driver control to operate up to six remote control devices such as televisions, stereos and DVD players, lights and switches using standard X-10 technology, even operate a TASH® Infrared telephone.

The Invacare power team spent much of 2007 and 2008 streamlining its five rehab powered seating platforms down to one—Invacare® Formula™CG powered seating. To further leverage the features and benefits of this new powered seating system, the company enhanced key features of the product to bring further clinical benefits to rehab patients. Invacare continues to be the total custom rehab solution for power bases, powered seating and electronics.

The Invacare® Top End® Crossfire™ T6A custom manual wheelchair is the latest extension of the Top End Crossfire custom manual wheelchair platform. The T6A is the one of the most versatile, lightweight rigid chairs on the market today with literally thousands of configuration possibilities. The T6A was created to address the needs of both experienced and new users who want performance, comfort and durability in a lightweight package.

The Invacare® Top End® Force™ handcycle features a center frame construction, which has an internal rib that reinforces the frame making it super stiff for maximum transfer of power. The Force’s center frame design also allows for transfers that are easier than any other handcycles in its class. In addition, the Force’s aerodynamic design offers an adjustable, lie-down, reclining or recumbent position which ensures optimum comfort using mostly arm, shoulder and chest muscles. This is the position preferred by paraplegics and quadriplegics.

In 2008, Invacare launched the XPO2™ portable concentrator, which was approved by the Federal Aviation Administration for use onboard passenger aircraft. The XPO2, named for its extreme portability, is a small, lightweight, durable portable concentrator that is also clinically robust. It offers a pulse dose oxygen delivery system with settings from one to five, and weighs a mere six pounds.

Invacare Respiratory Products also continued to develop new technologies, including the Invacare® select aerosol compressor, a standard compressor packaged with a disposable nebulizer. This is an economic option in Invacare’s line-up of aerosol delivery devices. The company is also developing a quieter version of the Invacare® Perfecto2™ Oxygen Concentrator. The Perfecto2™ Whisper oxygen concentrator is expected to launch in 2009 with a significantly lower decibel level than the Perfecto2™, making it the smallest, lightest, quietest and most energy efficient 5-liter concentrator ever produced by Invacare. Additionally, Invacare is developing its first pneumatic conserver, which the company plans to launch in early 2009. This is Invacare’s first foray into the conserver market. It is a pulse dose, pneumatic conserver with a 3.5 to 1 conserving ratio.

Invacare Standard Products launched a new line of Therapeutic Support Surfaces (TSS). This line includes the Invacare® Solace™ Foam and Invacare® MicroAir™ Powered TSS Products. These products represent the first time that a complete line of TSS products has been available nationwide under a single trusted brand name. The products offer unique improvements resulting in a line that blends technology with comfort. In 2009, the line will be expanded into bariatric sizes and bolstered version as well.

The Invacare® Get-U-Up™ lift is the market’s first hydraulic stand-up lift which gives patients the benefits of a standing lift versus a full-body lift but at a price level more appropriate for a homecare market.

Asia/Pacific

Asia/Pacific continued range extensions and design improvements to products during 2008 and introduced various new products such as the Dynamic Controls DX-2 wheelchair controller and various new power and manual wheelchairs in Australia.

Europe

During 2008, Europe introduced fourteen new products. The following are some of the most significant 2008 product developments:

Typhoon® II is a high-performance power chair for active people. The Centre Wheel drive feature offers outstanding indoor and outdoor maneuverability while the Sure Step® system provides excellent stability. Driving performance has been improved: the power chair can now easily handle uneven terrain and overcome obstacles even when driving backwards. TruTrack® is now available as standard equipment on this wheelchair.

TDX® SP (Total Driving eXperience) is a power wheelchair that takes all the best features of the TDX® series and improves upon them with enhanced performance, superior ride quality, quieter chassis and an elegantly simple design. Built-in technologies include a True Center Wheel drive, Enhanced SureStep®, Traction Control Design, Quiet Stability Lock, MK6i™ Electronics and powerful 4-pole motors. The TDX® SP is designed to meet the needs of rehab clients who demand performance and style.

K-Nova: This state of the art Limited Edition wheelchair can definitely be called a “cut above the rest.” Studded with 219 Swarovski Crystals the Kuschall® K-Nova is a work of art and only 444 chairs are being produced worldwide. The Kuschall® K-Nova gives our trendsetting users the technological benefits of the K-Series as well as a one-of-a-kind design.

Kuschall® Champion features a dynamic design and unique one-motion folding mechanism. The Kuschall® Champion remains the essential wheelchair. Foldable and with the stability and driving performance of a rigid wheelchair, the Champion is the ideal wheelchair for daily life as well as travel.

Kuschall® Ultra-Light active wheelchair will let you benefit from a wheelchair that is adjusted exactly to your personal needs. Wherever your path might lead you, its extraordinary lightness and maneuverability, the Ultra-Light will always help you reach your goal.

Invacare® XLT is the ideal active, rigid chair for day to day use. Designed to be perfectly adjusted to fit the body, the XLT offers its users a wide range of various levels of support, enabling and even improving independence and mobility.

Rea® Azalea™ Minor is designed for users that require a seat that has a smaller depth and width. Adapted from the Rea® Azalea™, it boasts all the advantages of a reliable, tilt-able wheelchair with its special weight-shifting mechanism. This new model is ideal for all users that require a solid, stable wheelchair.

Comet™ is a four wheel scooter featuring a safe, fast and enjoyable drive. Reliability remains the hallmark of this secure and speedy scooter. Whether stocking up at the supermarket or challenging its outdoor performance, you can rely on the Comet™ to get you where you want to go, quickly, in comfort and with peace of mind. By combining rugged outdoor capabilities with ergonomics and good looks, the Invacare® Comet™ is a stellar solution for your transportation needs.

Orion™ is a four wheel scooter equipped with multiple features to ensure a safe and easy ride. Imagine being able to undertake long journeys in complete safety and comfort. Whether you enjoy a daily trip to the shops or love to travel further afield, the Invacare® Orion™ gives you freedom of independence. Combining ergonomics with style, Orion™ is the obvious choice for relaxing, reliable drive.

Perfecto2™ is the smallest, lightest, quietest and most energy efficient 5-liter concentrator ever produced by Invacare. Packaged in a contemporary, patient-preferred design, the high-performance Perfecto2™ unit incorporates all of the best features of the market-leading Platinum™ XL concentrator, while significantly improving upon the key specifications of the Platinum™ XL. Also available with the SensO2 oxygen sensor (IRC5PO2), the Perfecto2™ concentrator represents a quantum leap forward in the evolution of oxygen concentrators.

Invacare® Birdie™ and Birdie™ Compact lifts offer maximum space for users and allows comfortable lifts and transfer to or from beds, chairs or even the floor. The lifters are designed to ensure that folding and unfolding can be carried out easily and without the need for tools. In addition, the lifter can be dismantled into two parts if needed and without tools.

Aquatec Ocean Shower transit chair is a self propel, reclining and electric shower chair commode to meet the needs of many users. The full range of chairs is height adjustable and can be easily adapted to many body measurements and weights providing comfortable and ergonomic sitting positions.

Dolomite Jazz is an aluminum light weight rollator that folds simply into a compact, upright position allowing for easy storage. It combines modern design features with exceptional functionality. Adjustment possibilities in the height and handles combined with a built-in brake system provide stability, comfort and safety for a wide range of users.

Softform Premier Active Glide is an active mattress developed for both the acute and community settings, and is comprised of a Softform Premier mattress, widely recognized as a leading high risk active mattress for pressure area care.

An “electronic spare part list” has been introduced to the Invacare Europe after sales service departments which has improved product spare part selection and customer service.

MANUFACTURING AND SUPPLIERS

The company’s objective is to continue to reduce costs through facility consolidation and headcount reductions along with reducing fixed costs through transitioning to more assembly operations while maintaining the highest quality supply chain in the industry. The company seeks to achieve this objective through a strategic combination of Invacare manufacturing facilities, contract manufacturing facilities and key suppliers. The operational strategy further supports the marketing strategy with flexible providers of new and modified products that respond to the demands of the market.

The supply chain is focused on providing custom, configured, made-to-order products from facilities close to the customers in each of its major markets. As strategic choices are made globally, those facilities that remain in higher-cost regions of North America and Europe will be factories focused on providing these specific competitive advantages to the marketing and sales teams in these regions.

The company continues to place specific emphasis on shifting production over the next few years to Asian sourcing opportunities, including China and India, which is a component of the company’s multi-year manufacturing and distribution strategy and supports the company-wide cost reduction goals. Access to sourcing opportunities has been facilitated by our establishment of a full test and design engineering facility in our location in Suzhou, China. In Asia, Invacare manufactures products that serve regional market opportunities through our wholly-owned factory in Suzhou, Jiangsu Province, China. The Suzhou facility supplies products to the major regions of the world served by Invacare: North America, Europe and Asia/Pacific.

Best practices in lean manufacturing are used throughout the company’s operations to eliminate waste, shorten lead times, optimize inventory, improve productivity, drive quality and engage supply chain associates in the defining and implementation of needed change.

The company purchases raw materials, components, sub-assemblies and finished goods from a variety of suppliers around the world. The company’s Hong Kong-based Asian sourcing and purchasing office has proven to be a significant asset to our supply chain through its development and management of suppliers across Asia. Where appropriate, Invacare utilizes contracts with suppliers in all regions to increase the guarantees of delivery, cost, quality and responsiveness. In those situations where contracts are not advantageous, Invacare works to manage multiple sources of supply and relationships that provide increased flexibility to the supply chain.

North America

The company has focused its factories in North America on the final assembly of powered mobility and custom manual wheelchairs, the fully integrated manufacture of homecare and institutional care beds, the final assembly of respiratory products and the integrated component fabrication, painting and final assembly of a variety of standard manual wheelchairs and commodes. The company operates four major factories located in Elyria, Ohio; Sanford, Florida; London, Ontario and Reynosa, Mexico.

Asia/Pacific

The company continues to aggressively integrate its operations in Australia to maximize the leverage of operational efficiencies. In addition, the company’s cost reduction initiative to move controller manufacturing from New Zealand to China was completed during the year.

Europe

The company has eleven manufacturing facilities spread throughout Europe with the capability to manufacture patient aid, wheelchair, powered mobility, bath safety, beds and patient transport products. The European manufacturing and logistics facilities are focused on accelerating opportunities for streamlining to gain significant synergies in cost and quality over the next few years.

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

The United States Food and Drug Administration (the “FDA”) regulates the manufacture and sale of medical devices. Under such regulation, medical devices are classified as Class I, Class II or Class III devices. The company’s principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and record keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices must comply with product design and manufacturing controls established by the FDA. Domestic and foreign manufacturers of medical devices distributed commercially in the U.S. are subject to periodic inspections by the FDA. Furthermore, state, local and foreign governments have adopted regulations relating to the design, manufacture and marketing of health care products. During the past two years, the FDA inspected the Taylor Street manufacturing facility in Elyria, Ohio. The FDA documented its inspectional observations on FDA Form 483 which the company is currently addressing. In addition, the management systems of all locations required to meet ISO 13485 requirements for Canada, Europe and other foreign markets were inspected during 2008 and found to be certifiable as such.

From time to time, the company may undertake voluntary recalls or field corrective actions of our products to maintain ongoing customer relationships and to enhance our reputation for adhering to high standards of quality and safety. None of the company’s actions has been classified by the FDA as high risk (Class I). The company continues to strengthen its programs to better ensure compliance with applicable regulations, particularly those which could have a material adverse effect on the company.

The company occasionally sponsors clinical studies, usually involving its respiratory or sleep products. These studies have historically been non-significant risk studies with human subjects. Such studies, their protocols, participant criteria and all results are registered in the Clinical Registry managed by the National Institutes of Health and available to the public via the Internet.

Although there are a number of reimbursement related issues in most of the countries in which Invacare competes, the issues of primary importance are currently in the United States. There are two critical reimbursement issues for the company: the Centers for Medicare and Medicaid Services (CMS) implementation of National Competitive Bidding (NCB) which Congress delayed last year for 18 to 24 months and changes to Medicare reimbursement payments for home oxygen mandated by the Deficit Reduction Act.

Effective January, 2009, CMS announced Medicare reimbursement cuts of 9.5% for those product categories which had been included in phase one of the now delayed NCB program. However, it is expected that CMS will continue its implementation of NCB in 2009 and thereafter.

In addition to the 9.5% reduction in oxygen reimbursement from Medicare, the Deficit Reduction Act’s thirty-six month limit on rental payments for home oxygen went into effect January 1, 2009. CMS has clarified that payments do restart after sixty months of a patient’s usage of oxygen.

Although these reductions in Medicare payments are not beneficial to the home care industry, the company believes that it can still grow and thrive in this environment. No significant cost-of-living adjustments have been made over the last few years to the reimbursement and payment amounts permitted under Medicare with respect to the company’s products, but the company will continue to try to respond with improved productivity to address the lack of support from Congress. In addition, the company’s new respiratory products (for example, the low cost HomeFill® oxygen delivery system) can help offset the Medicare reimbursement cuts to the home care provider. The company will continue to focus on developing products that help the provider improve profitability. Additionally, the company continues to focus on low-cost country sourcing and/or manufacturing to help ensure that the company is one of the lowest cost manufacturers and distributors to the home care provider.

BACKLOG

The company generally manufactures most of its products to meet near-term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular product nor does it believe that backlog is a significant factor for its business.

EMPLOYEES

As of December 31, 2008, the company had approximately 6,100 employees.

FOREIGN OPERATIONS AND EXPORT SALES

The company also markets its products for export to other foreign countries. In 2008, the company had product sales in over 80 countries worldwide. For information relating to net sales, operating income and identifiable assets of the company’s foreign operations, see Business Segments in the Notes to the Consolidated Financial Statements.

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

FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “forecast,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: possible adverse effects of being substantially leveraged, which could impact our ability to raise capital, limit our ability to react to changes in the economy or our industry or expose us to interest rate or event of default risks; adverse changes in government and other third-party payor reimbursement levels and practices; consolidation of health care providers and our competitors; loss of key health care providers; ineffective cost reduction and restructuring efforts; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; extensive government regulation of our products; lower cost imports; increased freight costs; failure to comply with regulatory requirements or receive regulatory clearance or approval for our products or operations in the United States or abroad; potential product recalls; uncollectible accounts receivable; the uncertain impact on our providers, on our suppliers and on the demand for our products of the recent global economic downturn and general volatility in the credit and stock markets; difficulties in implementing an Enterprise Resource Planning system; legal actions or regulatory proceedings and governmental investigations; product liability claims; inadequate patents or other intellectual property protection; incorrect assumptions concerning demographic trends that impact the market for our products; provisions of Ohio law or in our debt agreements, our shareholder rights plan or our charter documents that may prevent or delay a change in control; the loss of the services of our key management and personnel; decreased availability or increased costs of raw materials which could increase our costs of producing our products; inability to acquire strategic acquisition candidates because of limited financing alternatives; risks inherent in managing and operating businesses in many different foreign jurisdictions; increased security concerns and potential business interruption risks associated with political and/or social unrest in foreign countries where the company’s facilities or assets are located; exchange rate and tax rate fluctuations, as well as the risks described from time to time in Invacare’s reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 1A.	Risk Factors.

The company’s business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K and in the company’s other filings with the SEC, before making any investment decision with respect to the company’s securities. The risks and uncertainties described below may not be the only ones the company faces. Additional risks and uncertainties not presently known by the company or that the company currently deems immaterial may also affect the company’s business. If any of these known or unknown risks or uncertainties actually occur, develop or worsen, the company’s business, financial condition, results of operations and future growth prospects could change substantially.

Changes in government and other third-party payor reimbursement levels and practices have negatively impacted and could continue to negatively impact the company’s revenues and profitability.

The company’s products are sold through a network of medical equipment and home health care providers, extended care facilities, hospital and HMO-based stores, and other providers. Many of these providers (the company’s customers) are reimbursed for the products and services provided to their customers and patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Most of these programs set maximum reimbursement levels for some of the products sold by the company in the United States and abroad. If third-party payors deny coverage, make the reimbursement process or documentation requirements more uncertain or further reduce their current levels of reimbursement (i.e., beyond the reductions described below), or if the company’s costs of production increase faster than increases in reimbursement levels, the company may be unable to sell the affected product(s) through its distribution channels on a profitable basis.

Reduced government reimbursement levels and changes in reimbursement policies have in the past added, and could continue to add, significant pressure to the company’s revenues and profitability. For example, the Centers for Medicare and Medicaid Services (CMS) announced U.S. reimbursement cuts of 9.5% for those product categories which had been included in phase one of the now delayed National Competitive Bidding (NCB) program. These U.S. cuts were effective January 1, 2009. In addition to the 9.5% reduction on oxygen reimbursement from Medicare mentioned above, the Deficit Reduction Act’s limit on 36 months of rental payments for home oxygen went into effect January 1, 2009. CMS has clarified that payments do restart after 60 months of a patient’s usage of oxygen. However, Invacare’s new respiratory products (for example, the low cost HomeFill® oxygen delivery system) can help offset the reimbursement cuts that the home care provider is receiving from Medicare.

Similar trends and concerns are occurring in state Medicaid programs. These recent changes to reimbursement policies, and any additional unfavorable reimbursement policies or budgetary cuts that may be adopted in the future, could adversely affect the demand for the company’s products by customers who depend on reimbursement from the government-funded programs. The percentage of the company’s overall sales that are dependent on Medicare or other insurance programs may increase as the portion of the U.S. population over age 65 continues to grow, making the company more vulnerable to reimbursement level reductions by these organizations. Reduced government reimbursement levels also could result in reduced private payor reimbursement levels because some third-party payors may index their reimbursement schedules to Medicare fee schedules. Reductions in reimbursement levels also may affect the profitability of the company’s customers and ultimately force some customers without strong financial resources to go out of business. The reductions that went into effect recently may prove to be so dramatic that some of the company’s customers may not be able to adapt quickly enough to survive. The company is the industry’s largest creditor and an increase in bankruptcies in the company’s customer base could have an adverse effect on the company’s financial results.

Outside the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for new home health care products. The ability of hospitals and other providers supported by such systems to purchase the company’s products is dependent, in part, upon public budgetary constraints. Canada, Germany and other European countries, for example, have tightened reimbursement rates and other countries may follow. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of the company’s products may decline, which could adversely affect the company’s net sales and would have a material adverse effect on the company’s business, financial condition and results of operations.

The impact of all the changes discussed above is uncertain and could have a material adverse effect on the company’s business, financial condition and results of operations.

The consolidation of health care customers and the company’s competitors could result in a loss of customers or in additional competitive pricing pressures.

Numerous initiatives and reforms instituted by legislators, regulators and third-party payors to reduce home medical equipment costs have resulted in a consolidation trend in the home medical equipment industry as well as among the company’s customers, including home health care providers. Some of the company’s competitors have been lowering the purchase prices of their products in an effort to attract customers. This in turn has resulted in greater pricing pressures, including pressure to offer customers more competitive pricing terms, and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of the company’s customers. Further consolidation could result in a loss of customers, in increased collectability risks, or in increased competitive pricing pressures.

The company is subject to risks arising out of the current global economic and credit crisis.

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

The company has a large balance of accounts receivable and has established a reserve for the portion of such accounts receivable that the company estimates will not be collected because of the company’s customers’ non-payment. The reserve is based on historical trends and current relationships with the company’s customers and providers. Changes in the company’s collection rates can result from a number of factors, including turnover in personnel, changes in the payment policies or practices of payor changes in industry rates or pace of reimbursement or changes in the financial health of the company’s customers. As a result of recent changes in Medicare reimbursement regulations, specifically changes to the qualification processes and reimbursement levels of consumer power wheelchairs and custom power wheelchairs, the business viability of several of the company’s customers has become questionable. The company’s reserve for uncollectible receivables has fluctuated in the past and will continue to fluctuate in the future. Changes in rates of collection or fluctuations, even if they are small in absolute terms, could require the company to increase its reserve for uncollectible receivables beyond its current level. The company has reviewed the accounts receivables, including those receivables financed through DLL, associated with many of its customers that are most exposed to these issues.

As part of the company’s 2006 financial results, the company recorded an incremental accounts receivable reserve of $26.8 million and continues to closely monitor collections and the credit-worthiness of the company’s customers. The company also has implemented tighter credit policies. In the fourth quarter of 2008, the company wrote-off $15,868,000 in installment receivables and $5,856,000 in trade accounts receivable which the company determined could not be collected, for which allowances had been previously recorded. The write-offs were associated with a customer against whom the company initiated foreclosure proceedings in May 2008 and with respect to which the court issued a foreclosure order in September 2008, which allowed the company to recover a limited amount of what was owed. If the business viability of certain of the company’s customers continues to deteriorate, or if the company’s credit policies are ineffective in reducing the company’s exposures to credit risk, additional increases in reserves for uncollectible accounts may be necessary, which could adversely affect the company’s financial results.

The industry in which the company operates is highly competitive and some of the company’s competitors may be larger and may have greater financial resources than the company does.

The home medical equipment market is highly competitive and the company’s products face significant competition from other well-established manufacturers. Any increase in competition may cause the company to lose market share or compel the company to reduce prices to remain competitive, which could have a material adverse affect on the company’s results of operations.

If the company’s cost reduction efforts are ineffective, the company’s revenues and profitability could be negatively impacted.

In response to the reductions in Medicare power wheelchair and oxygen reimbursement levels and other governmental and third party payor pricing pressures and competitive pricing pressures, the company initiated numerous cost reduction efforts and continues to implement further reductions. The company may not be successful in achieving the operating efficiencies and operating cost reductions expected from these efforts and the company may experience business disruptions associated with the restructuring and cost reduction activities, including the restructuring activities previously announced and, in particular, the company’s facility consolidations initiated in connection with these activities. These efforts may not produce the full efficiency and cost reduction benefits that the company expects. Further, these benefits may be realized later than expected, and the costs of implementing these measures may be greater than anticipated. If these measures are not successful, the company intends to undertake additional cost reduction efforts, which could result in future charges. Moreover, the company’s ability to achieve other strategic goals and business plans and the company’s financial performance may be adversely affected and the company could experience business disruptions with customers and elsewhere if the company’s cost reduction and restructuring efforts prove ineffective.

The company’s success depends on the company’s ability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs.

The company sells products to customers primarily in markets that are characterized by technological change, product innovation and evolving industry standards and in which product price is increasingly a primary consideration in customers’ purchasing decisions. The company is continually engaged in product development and improvement programs. The company must continue to design and improve innovative products, effectively distribute and achieve market acceptance of those products, and reduce the costs of producing the company’s products, in order to compete successfully with the company’s competitors. If competitors’ product development capabilities become more effective than the company’s product development capabilities, if competitors’ new or improved products are accepted by the market before the company’s products or if competitors are able to produce products at a lower cost and thus offer products for sale at a lower price, the company’s business, financial condition and results of operation could be adversely affected.

The company is subject to extensive government regulation, and if the company fails to comply with applicable laws or regulations, the company could suffer severe criminal or civil sanctions or be required to make significant changes to the company’s operations that could have a material adverse effect on the company’s results of operations.

The company sells its products principally to medical equipment and home health care providers who resell or rent those products to consumers. Many of those providers (the company’s customers) are reimbursed for the Invacare products sold to their customers and patients by third-party payors, including Medicare and Medicaid. The U.S. federal government and the governments in the states and other countries in which we operate regulate many aspects of the company’s business. As a medical device manufacturer, the company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Government agencies periodically open investigations and obtain information from health care suppliers and manufacturers pursuant to the legal process. Violations of law or regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on the company’s business. The company has established numerous policies and procedures that the company believes are sufficient to ensure that the company will operate in substantial compliance with these laws and regulations.

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

The company’s research and development and manufacturing processes are subject to federal, state, local and foreign environmental requirements, including requirements governing the discharge of pollutants into the air or water, the use, handling, storage and disposal of hazardous substances and the responsibility to investigate and cleanup contaminated sites. Under some of these laws, the company also could be held responsible for costs relating to any contamination at the company’s past or present facilities and at third-party waste disposal sites. These could include costs relating to contamination that did not result from any violation of law and, in some circumstances, contamination that the company did not cause. The company may incur significant expenses relating to the failure to comply with environmental laws. The enactment of stricter laws or regulations, the stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at the company’s own or third party sites may require the company to make additional expenditures, which could be material.

Lower cost imports could negatively impact the company’s profitability.

Lower cost imports sourced from Asia may continue to negatively impact the company’s sales volumes. Competition from certain of these products has caused the company to lower its prices, cutting into the company’s profit margins and reducing the company’s overall profitability. Asian goods had a particularly strong negative impact on the company’s sales of Standard Products (this category includes products such as manual wheelchairs, canes, walkers and bath aids) during 2006 and 2007.

The company’s failure to comply with regulatory requirements or receive regulatory clearance or approval for the company’s products or operations in the United States or abroad could adversely affect the company’s business.

The company’s medical devices are subject to extensive regulation in the United States by the Food and Drug Administration, or the “FDA,” and by similar governmental authorities in the foreign countries where the company does business. The FDA regulates virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing. In addition, the company is required to file reports with the FDA if the company’s products cause, or contribute to, death or serious injury, or if they malfunction and would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. In general, unless an exemption applies, the company’s wheelchair and respiratory medical devices must receive a pre-marketing clearance from the FDA before they can be marketed in the United States. The FDA also regulates the export of medical devices to foreign countries. The company cannot be assured that any of the company’s devices, to the extent required, will be cleared by the FDA through the pre-market clearance process or that the FDA will provide export certificates that are necessary to export certain of the company’s products. If FDA issues a warning letter as a result of its findings from recent inspections, the FDA could refuse to provide export certificates until the matters covered in the warning letter are resolved.

Additionally, the company may be required to obtain pre-marketing clearances to market modifications to the company’s existing products or market its existing products for new indications. The FDA requires device manufacturers themselves to make and document a determination as to whether or not a modification requires a new clearance; however, the FDA can review and disagree with a manufacturer’s decision. The company has applied for, and received, a number of such clearances in the past. The company may not be successful in receiving clearances in the future or the FDA may not agree with the company’s decisions not to seek clearances for any particular device modification. The FDA may require a clearance for any past or future modification or a new indication for the company’s existing products. Such submissions may require the submission of additional data and may be time consuming and costly, and ultimately may not be cleared by the FDA.

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

Difficulties in implementing an Enterprise Resource Planning system have disrupted the company’s business.

During the fourth quarter of 2005, the company implemented the second phase of the company’s Enterprise Resource Planning, or “ERP,” system in North America. Primarily as a result of the complexities and business process changes associated with this implementation, the company encountered a number of issues related to the start-up of the system, including difficulties in processing orders, customer disruptions and the loss of some business. While the company believes that the difficulties associated with implementing and stabilizing the company’s ERP system were temporary and have been addressed, there can be no assurance that the company will not experience additional ongoing disruptions or inefficiencies in the company’s business operations as a result of this new system implementation, the final phases of which are to be completed in 2009 or 2010. Additional implementations are scheduled in other regions of the world for 2009 as well.

The company may be adversely affected by legal actions or regulatory proceedings.

The company may be subject to claims, litigation or other liabilities as a result of injuries caused by allegedly defective products, acquisitions the company has completed or in the intellectual property area. Any such claims or litigation against the company, regardless of the merits, could result in substantial costs and could harm the company’s business. Intellectual property litigation or claims also could require the company to:

•	cease manufacturing and selling any of the company’s products that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right alleged to have been infringed, which license may not be available on commercially reasonable terms, if at all; or

•	redesign or rename the company’s products, which may not be possible, and could be costly and time consuming and could result in lost revenues and market share.

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

The company uses non-patented proprietary know-how, trade secrets, undisclosed internal processes and other proprietary information and currently employs various methods to protect this proprietary information, including confidentiality agreements, invention assignment agreements and proprietary information agreements with vendors, employees, independent sales agents, distributors, consultants, and others. However, these agreements may be breached. The FDA or another governmental agency may require the disclosure of this information in order for the company to have the right to market a product. Trade secrets, know-how and other unpatented proprietary technology also may otherwise become known to, or independently developed by, the company’s competitors.

In addition, the company holds U.S. and foreign patents relating to a number of its components and products and has patent applications pending with respect to other components and products. The company also applies for additional patents in the ordinary course of its business, as the company deems appropriate. However, these precautions offer only limited protection, and the company’s proprietary information may become known to, or be independently developed by, competitors, or the company’s proprietary rights in intellectual property may be challenged, any of which could have a material adverse effect on the company’s business, financial condition and results of operations. Additionally, the company cannot assure that its existing or future patents, if any, will afford the company adequate protection or any competitive advantage, that any future patent applications will result in issued patents or that the company’s patents will not be circumvented, invalidated or declared unenforceable.

Any proceedings before the U.S. Patent and Trademark Office could result in adverse decisions as to the priority of the company’s inventions and the narrowing or invalidation of claims in issued patents. The company also could incur substantial costs in any proceeding. In addition, the laws of some of the countries in which the company’s products are or may be sold may not protect the company’s products and intellectual property to the same extent as U.S. laws, if at all. The company also may be unable to protect the company’s rights in trade secrets and unpatented proprietary technology in these countries.

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

Litigation involving patents and other intellectual property rights is common in the company’s industry, and other companies within the company’s industry have used intellectual property litigation in an attempt to gain a competitive advantage. The company currently is, and in the future may become, a party to lawsuits involving patents or other intellectual property. If the company loses any of these proceedings, a court or a similar foreign governing body could invalidate or render unenforceable the company’s owned or licensed patents, require the company to pay significant damages, seek licenses and/or pay ongoing royalties to third parties, require the company to redesign its products, or prevent the company from manufacturing, using or selling its products, any of which would have an adverse effect on the company’s results of operations and financial condition. The company has brought, and may in the future also bring, actions against third parties for infringement of the company’s intellectual property rights. The company may not succeed in these actions. The defense and prosecution of intellectual property suits, proceedings before the U.S. Patent and Trademark Office or its foreign equivalents and related legal and administrative proceedings are both costly and time consuming. Protracted litigation to defend or prosecute the company’s intellectual property rights could seriously detract from the time the company’s management would otherwise devote to running its business. Intellectual property litigation relating to the company’s products could cause its customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the litigation.

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

The company’s future success will depend, in part, upon the continued service of key managerial, research and development staff and sales and technical personnel. In addition, the company’s future success will depend on its ability to continue to attract and retain other highly qualified personnel. The company may not be successful in retaining its current personnel or in hiring or retaining qualified personnel in the future. The company’s failure to do so could have a material adverse effect on the company’s business. The company’s executive officers have substantial experience and expertise in the company’s industry. The company’s future success depends, to a significant extent, on the abilities and efforts of its executive officers and other members of its management team. If the company loses the services of any of its management team, the company’s business may be adversely affected.

The company’s Chief Executive Officer and certain members of management own shares representing a substantial percentage of the company’s voting power and their interests may differ from other shareholders.

The company has two classes of common stock. The Common Shares have one vote per share and the Class B Common Shares have 10 votes per share. As of January 1, 2009, the company’s chairman and CEO, Mr. A. Malachi Mixon, III, and certain members of management beneficially own up to approximately 34% of the combined voting power of the company’s Common Shares and Class B Common Shares and could influence the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the company’s assets. They also will have the power to influence or make more difficult a change in control. The interests of Mr. Mixon and his relatives may differ from the interests of the other shareholders and they may take actions with which some shareholders may disagree. Mr. Mixon, however, is committed to the long-term interests of all shareholders.

Decreased availability or increased costs of raw materials could increase the company’s costs of producing its products.

The company purchases raw materials, fabricated components and services from a variety of suppliers. Raw materials such as plastics, steel, and aluminum are considered key raw materials. Where appropriate, the company employs contracts with its suppliers, both domestic and international. In those situations in which contracts are not advantageous, the company believes that its relationships with its suppliers are satisfactory and that alternative sources of supply are readily available. From time to time, however, the prices and availability of these raw materials fluctuate due to global market demands, which could impair the company’s ability to procure necessary materials, or increase the cost of these materials. Inflationary and other increases in costs of these raw materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas. A reduction in the supply or increase in the cost of those raw materials could impact the company’s ability to manufacture its products and could increase the cost of production. As an example, inflation in China has and will probably continue to increase appreciation of the Yuan as well as have an unfavorable impact on the cost of key commodities, such as steel and aluminum. Resulting increases in the cost of key commodities could have a negative impact on the profits of the company if these increases cannot be passed onto our customers.

Since the company’s ability to obtain further financing may be limited, the company may be unable to acquire strategic acquisition candidates.

The company’s plans include identifying, acquiring, and integrating other strategic businesses. There are various reasons for the company to acquire businesses or product lines, including providing new products or new manufacturing and service capabilities, to add new customers, to increase penetration with existing customers, and to expand into new geographic markets. The company’s ability to successfully grow through acquisitions depends upon its ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. The costs of acquiring other businesses could increase if competition for acquisition candidates increases. Further, the company is constrained under the current provisions of its existing credit facilities from consummating any sizeable acquisitions without amending its financing arrangements. If the company is unable to obtain the necessary financing, it may miss opportunities to grow its business through strategic acquisitions.

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

The company has significant international operations, including operations in Australia, New Zealand, Mexico, Asia and Europe. There are risks inherent in operating and selling products internationally, including:

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

•	general economic and political conditions in countries where the company operates or where end users of the company’s products reside;

•	security concerns and potential business interruption risks associated with political and/or social unrest in foreign countries where the company’s facilities or assets are located;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights and weaker intellectual property rights protection in some countries;

•	required compliance with a variety of foreign laws and regulations;

•	different regulatory environments and reimbursement systems; and

•	differing consumer product preferences.

The company’s revenues and profits are subject to exchange rate fluctuations that could adversely affect its results of operations or financial position.

Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. The functional currency of the company’s subsidiaries outside the United States is the predominant currency used by the subsidiaries to transact business. Through the company’s international operations, the company is exposed to foreign currency fluctuations, and changes in exchange rates can have a significant impact on net sales and elements of cost. The company conducts a significant number of transactions in currencies other than the U.S. dollar. In addition, because certain of the company’s costs and revenues are denominated in other currencies, the company’s results of operations are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. In particular, during 2009, the company expects that its reported results of operations will be adversely affected as a result of the relative strengthening of the U.S. dollar.

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

None.

Item 2.	Properties.

The company owns or leases its warehouses, offices and manufacturing facilities and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2008 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company included in this report and in the table below:

North American/HME Operations	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Akron, Ohio	8,640	March 2012	One (1 yr.)	Offices
Alexandria, Virginia	230	September 2009	None	Offices
Alpharetta, Georgia	11,605	March 2014	None	Warehouse and Offices
Arlington, Texas	63,626	May 2011	None	Warehouse
Atlanta, Georgia	91,418	April 2011	One (3 yr.)	Warehouse and Offices
Augusta, Georgia	3,200	September 2009	One (1 yr.)	Warehouse and Offices
Edison, New Jersey	75,291	March 2010	None	Warehouse and Offices
Elyria, Ohio
—Taylor Street	251,656	Own	—	Manufacturing and Offices
—Cleveland Street	141,657	November 2010	None	Warehouse
—One Invacare Way	50,000	Own	—	Headquarters
—1320 Taylor Street	30,000	January 2010	One (5 yr.)	Offices
—1160 Taylor Street	4,800	Own	—	Warehouse and Offices
Hong Kong, China	2,557	December 2009	None	Offices
Kirkland, Quebec	26,196	November 2010	One (5 yr.)	Manufacturing, Warehouse and Offices
Knoxville, Tennessee	2,400	May 2012	One (1 yr.)	Warehouse and Offices
Kunshan, China	3,300	December 2009	—	Warehouse and Offices
Kunshan, China	1,300	December 2009	—	Warehouse and Offices
Kunshan, China	1,600	December 2009	—	Warehouse and Offices
Lithia Springs, Georgia	2,000	December 2011	—	Warehouse and Offices
Marlboro, New Jersey	2,800	June 2009	None	Offices
Memphis, Tennessee	12,375	September 2009	—	Warehouse and Offices
Mississauga, Ontario	26,530	February 2016	One (5 yr.)	Warehouse and Offices
Morton, Minnesota	26,900	June 2009	Two (4 yr.)	Manufacturing, Warehouse and Offices
Nashville, Tennessee	1,803	July 2010	—	Warehouse and Offices
North Ridgeville, Ohio	152,861	Own	—	Manufacturing, Warehouses and Offices
North Ridgeville, Ohio	33,000	Month to Month	None	Offices
Pharr, Texas	2,672	Month to Month	—	Warehouse
Pharr, Texas	4,375	November 2009	—	Warehouse
Pinellas Park, Florida	11,400	July 2009	None	Manufacturing and Offices
Pinellas Park, Florida	3,200	July 2009	One (1 yr.)	Manufacturing
Reynosa, Mexico	152,256	Own	—	Manufacturing and Offices
Ridgeland, Mississippi	2,400	July 2009	Three (1 yr.)	Warehouse and Offices
Sacramento, California	26,900	May 2011	None	Manufacturing, Warehouse and Offices
Sanford, Florida	116,272	Own	—	Manufacturing and Offices
Scarborough, Ontario	5,428	February 2011	None	Manufacturing and Offices
Simi Valley, California	38,501	February 2014	One (5 yr.)	Manufacturing, Warehouse and Offices
Spicewood, Texas	6,500	Month to Month	None	Manufacturing and Offices
Suzhou, China	45,208	May 2010	None	Manufacturing and Offices
Tonawanda, New York	7,515	March 2013	None	Warehouse and Offices
Vaughan, Ontario	19,063	December 2010	None	Manufacturing and Offices
Vaughan, Ontario	7,574	December 2010	None	Manufacturing and Offices

Invacare Supply Group	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Atlanta, Georgia	45,866	March 2009	None	Warehouse and Offices
Atlanta, Georgia	15,000	Month to Month	None	Warehouse
Grand Prairie, Texas	43,754	April 2010	None	Warehouse and Offices
Jamesburg, New Jersey	83,200	November 2009	One (5 yr.)	Warehouse and Offices
Milford, Massachusetts	28,700	December 2015	None	Offices
Rancho Cucamonga, California	55,890	June 2009	None	Warehouse and Offices
South Bend, Indiana	48,000	August 2015	One (3 yr.)	Warehouse

Institutional Products Group
Elkhart, Indiana	43,268	October 2009	Two (5 yr.)	Manufacturing, Warehouses and Offices
London, Ontario	103,200	Own	—	Manufacturing and Offices
London, Ontario	5,648	Month to Month	None	Warehouse
St. Louis, Missouri	8,196	July 2013	Two (3 yr.)	Offices

Asia/Pacific Operations
Auckland, New Zealand	30,518	September 2011	One (3 yr.)	Manufacturing, Warehouse and Offices
Banyo, QLD, Australia	26,791	July 2013	One (5 yr.)	Warehouse and Offices
Beverley, SA, Australia	9,601	December 2010	One (3 yr.)	Warehouse and Offices
Broadview, SA, Australia	16,146	October 2011	One (5 yr.)	Warehouse and Offices
Carrum Downs, VIC, Australia	16,006	December 2012	One (5 yr.)	Warehouse and Offices
Christchurch, New Zealand	15,683	December 2014	Two (6 yr.)	Offices
Christchurch, New Zealand	80,213	December 2012	—	Manufacturing, Warehouse and Offices
Kidderminster, United Kingdom	6,200	January 2018	—	Warehouse and Offices
Malaga, WA, Australia	8,396	April 2010	—	Warehouse and Offices
Newtown, NSW, Australia	1,302	February 2010	Two (1 yr.)	Retail
North Olmsted, Ohio	2,280	October 2013	One (3 yr.)	Warehouse and Offices
North Rocks, NSW, Australia	45,712	August 2012	Two (3 yr.)	Warehouse and Offices
Southport, QLD, Australia	1,119	Month to Month	—	Retail
Suzhou, China	13,800	May 2010	—	Manufacturing and Offices
Suzhou, China	4,900	November 2009	—	Manufacturing and Offices
Taipei, Taiwan	845	January 2010	—	Offices
Worcester, United Kingdom	15,865	June 2013	Two (6 yr.)	Warehouse and Offices

European Operations	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Albstadt, Germany	78,494	February 2018	Two (5 yr.)	Manufacturing, Warehouse and Offices
Anderstorp, Sweden	47,560	Own	—	Manufacturing, Warehouse and Offices
Bergen, Norway	1,076	May 2009	One (5 yr.)	Warehouse and Offices
Bridgend, Wales	131,522	December 2086	—	Manufacturing, Warehouse and Offices
Brondby, Denmark	17,922	June 2009	One (1 yr.)	Warehouse and Offices
Dio, Sweden	107,600	Own	—	Manufacturing, Warehouse and Offices
Dublin, Ireland	5,000	December 2024	Three (5 yr.)	Warehouse and Offices
Ede, The Netherlands	12,917	May 2009	One (5 yr.)	Warehouse
Ede, The Netherlands	9,257	November 2011	One (5 yr.)	Warehouse and Offices
Fondettes, France	191,856	Own	—	Manufacturing and Warehouse
Girona, Spain	14,639	January 2012	One (1 yr.)	Warehouse and Offices
Gland, Switzerland	5,533	December 2009	One (5 yr.)	Offices
Gland, Switzerland	1,184	December 2009	One (4 yr.)	Offices
Gland, Switzerland	323	December 2009	One (5 yr.)	Offices
Goteberg, Sweden	7,500	June 2009	One (3 yr.)	Warehouse and Offices
Hong, Denmark	155,541	Own	—	Manufacturing, Warehouse and Offices
Isny, Germany	40,000	Own	—	Manufacturing, Warehouses and Offices
Isny, Germany	885	November 2009	None	Warehouse
Landskrona, Sweden	3,099	April 2011	One (3 yr.)	Warehouse
Loppem, Belgium	4,036	March 2015	One (3 yr.)	Warehouse and Offices
Mondsee, Austria	2,153	March 2011	One (3 yr.)	Warehouse and Offices
Odense, Denmark	1,776	June 2009	One (1 yr.)	Warehouse and Offices
Oporto, Portugal	27,800	Own	—	Manufacturing, Warehouse and Offices
Oporto, Portugal	88,264	December 2015	One (7 yr.)	Manufacturing, Warehouse and Offices
Oskarshamn, Sweden	3,551	December 2009	One (1 yr.)	Warehouse
Oslo, Norway	36,414	September 2011	—	Warehouse and Offices
Porta Westfalica, Germany	134,563	October 2021	After 17 yrs	Manufacturing, Warehouse and Offices
Spanga, Sweden	3,229	June 2010	One (3 yr.)	Warehouse and Offices
Spanga, Sweden	16,140	Own	—	Warehouse and Offices
St. Cyr sur Loire, France	538	Own	—	Offices
Thiene, Italy	21,520	Own	—	Warehouse and Offices
Thiene, Italy	10,764	October 2012	—	Warehouse
Trondheim, Norway	3,229	December 2010	One (3 yr.)	Services and Offices
Witterswil, Switzerland	40,328	March 2015	One (5 yr.)	Manufacturing, Warehouse, and Offices
Witterswil, Switzerland	1,954	March 2009	—	Warehouse

Item 3.	Legal Proceedings.

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

The company received a subpoena in 2006 from the U.S. Department of Justice seeking documents relating to three long-standing and well-known promotional and rebate programs maintained by the company. The company believes that the programs described in the subpoena are in compliance with all applicable laws and the company has cooperated fully with the government investigation. As of February 2009, the subpoena remains pending.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2008, no matter was submitted to a vote of the company’s security holders.

Executive Officers of the Registrant.*

The following table sets forth the names of the executive officers of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name	Age	Position
A. Malachi Mixon, III	68	Chairman of the Board of Directors and Chief Executive Officer
Gerald B. Blouch	62	President, Chief Operating Officer and Director
Robert K. Gudbranson	45	Senior Vice President and Chief Financial Officer
Anthony C. LaPlaca	50	Senior Vice President—General Counsel and Secretary
Joseph B. Richey, II	72	President—Invacare Technologies, Senior Vice President—Electronics and Design Engineering and Director
Louis F.J. Slangen	61	Senior Vice President—Global Market Development
Joseph S. Usaj	57	Senior Vice President—Human Resources

*	The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

A. Malachi Mixon, III has been a director since 1979. Mr. Mixon has been Chief Executive Officer since 1979 and Chairman of the Board since 1983 and also served as President until 1996, when Gerald B. Blouch, Chief Operating Officer, was elected President. Mr. Mixon serves as a director of The Sherwin-Williams Company (NYSE), Cleveland, Ohio, a manufacturer and distributor of coatings and related products. Mr. Mixon serves as Chairman of the Board of Trustees of The Cleveland Clinic Foundation, Cleveland, Ohio, one of the world’s leading academic medical centers and also serves as a director of Park-Ohio Holdings Corp. (NASDAQ), Cleveland, Ohio, a diversified manufacturing services and products holding company.

Gerald B. Blouch has been President and a director of Invacare since November 1996. Mr. Blouch has been Chief Operating Officer since December 1994 and Chairman—Invacare International since December 1993. Previously, Mr. Blouch was President—Homecare Division from March 1994 to December 1994 and Senior Vice President—Homecare Division from September 1992 to March 1994. Mr. Blouch served as Chief Financial Officer of Invacare from May 1990 to May 1993 and Treasurer of Invacare from March 1991 to May 1993.

Robert K. Gudbranson was appointed Senior Vice President and Chief Financial Officer in April 2008. From October 2005 until his appointment at Invacare, Mr. Gudbranson served as Vice President of Strategic Planning and Acquisitions at Lincoln Electric Holdings, Inc. (NASDAQ: LECO), a $2.0 billion global manufacturer of welding, brazing and soldering products located in Cleveland, Ohio. Prior to joining Lincoln Electric, Mr. Gudbranson served as Director of Business Development and Investor Relations at Invacare from June 2002 to October 2005. Mr. Gudbranson has also served as Invacare’s Assistant Treasurer and as the European Finance Director.

Anthony C. LaPlaca was appointed Senior Vice President, General Counsel and Secretary effective January 2009. Previously, Mr. LaPlaca served as Vice President and General Counsel for six and a half years with Bendix Commercial Vehicle Systems LLC, a member of the Knorr-Bremse group. Prior to that, he served as Vice President and General Counsel to Honeywell Transportation & Power Systems and General Counsel to Honeywell Commercial Vehicle Systems LLC, the predecessor to the Bendix business at Honeywell.

Joseph B. Richey, II has been a director since 1980 and in September 1992 was named President—Invacare Technologies and Senior Vice President—Electronics and Design Engineering. Previously, Mr. Richey was Senior Vice President of Product Development from July 1984 to September 1992 and Senior Vice President and General Manager of North American Operations from September 1989 to September 1992. Mr. Richey also serves as a director of Steris Corporation (NYSE), Cleveland, Ohio, a manufacturer and distributor of medical sterilizing equipment and is a member of the Board of Trustees for Case Western Reserve University and The Cleveland Clinic Foundation.

Louis F. J. Slangen was named Senior Vice President—Global Market Development in June 2004. Previously, Mr. Slangen was Senior Vice President—Sales & Marketing from December 1994 to June 2004 and from September 1989 to December 1994 was Vice President—Sales and Marketing. Mr. Slangen was previously President—Rehab Division from March 1994 to December 1994 and Vice President and General Manager—Rehab Division from September 1992 to March 1994.

Joseph S. Usaj has been the Senior Vice President—Human Resources since May 2004. Before coming to Invacare, Mr. Usaj served as Vice President—Human Resources for Ferro Corporation, a global manufacturer of performance materials in the electronics, automotive, consumer products and pharmaceutical industries, from August 2002 to December 2003. Previously, Mr. Usaj was Vice President—Human Resources for Phillips Medical Systems from 1998 to 2002.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Invacare’s Common Shares, without par value, trade on the New York Stock Exchange (NYSE) under the symbol “IVC.” Ownership of the company’s Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The number of record holders of the company Common Shares and Class B Common Shares at February 23, 2009 was 3,527 and 24, respectively. The closing sale price for the Common Shares on February 23, 2009 as reported by NYSE was $17.42. The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares and dividends in each of the two most recent fiscal years were as follows:

	2008			2007
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
Quarter Ended:
December 31	$24.67	$15.52	$0.0125	$27.48	$23.18	$0.0125
September 30	26.44	19.50	0.0125	25.51	18.00	0.0125
June 30	22.38	17.26	0.0125	19.32	17.35	0.0125
March 31	25.62	21.49	0.0125	24.45	17.42	0.0125

During 2008 and 2007, the Board of Directors also declared annualized dividends of $0.045 per Class B Common Share. For information regarding limitations on the payment of dividends in the company loan and note agreements, see Long Term Debt in the Notes to the Consolidated Financial Statements included in this report. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly cumulative total return on Invacare’s common shares against the yearly cumulative total return of the companies listed on the Standard & Poor’s 500 Stock Index, the Russell 2000 Stock Index and the S&P Healthcare Equipment & Supplies Index*.

	12/03	12/04	12/05	12/06	12/07	12/08
Invacare Corporation	$100.00	$114.72	$78.19	$61.08	$62.84	$38.80
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
S&P Healthcare Equipment & Supplies	$100.00	$113.49	$117.16	$119.18	$130.51	$91.32

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

*	The S&P Healthcare Equipment & Supplies Index is a capitalization-weighted average index comprised of health care companies in the S&P 500 Index.

The graph assumes $100 invested on December 31, 2003 in the common shares of Invacare Corporation, S&P 500 Index, Russell 2000 Index and the S&P Healthcare Equipment & Supplies Index, including reinvestment of dividends, through December 31, 2008.

The following table presents information with respect to repurchases of common shares made by the company during the three months ended December 31, 2008. All of the repurchased shares were surrendered to the company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the company’s 2003 Performance Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
10/1/2008-10/31/08	14,175	$15.65	—	1,362,900
11/1/2008- 11/30/08	—	—	—	1,362,900
12/1/2008-12/31/08	—	—	—	1,362,900

Total	14,175	$15.65	—	1,362,900

(1)	On August 17, 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares. To date, the company has purchased 637,100 shares with authorization remaining to purchase 1,362,900 more shares. The company purchased no shares pursuant to this Board authorized program during 2008.

Item 6.	Selected Financial Data.

The selected consolidated financial data set forth below with respect to the company’s consolidated statements of operations, cash flows and shareholders’ equity for the fiscal years ended December 31, 2008, 2007 and 2006, and the consolidated balance sheets as of December 31, 2008 and 2007 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of earnings, cash flows and shareholders’ equity data for the fiscal years ended December 31, 2005 and 2004 and consolidated balance sheet data for the fiscal years ended December 31, 2006, 2005 and 2004 are derived from the company’s previously filed Consolidated Financial Statements. The data set forth below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	2008 *	2007 **	2006 ***	2005 ****	2004
	(In thousands, except per share and ratio data)
Earnings
Net Sales	$1,755,694	$1,602,237	$1,498,035	$1,529,732	$1,403,327
Net Earnings (loss)	38,551	1,190	(317,774)	48,852	75,197
Net Earnings (loss) per Share—Basic	1.21	0.04	(10.00)	1.55	2.41
Net Earnings (loss) per Share—Assuming Dilution	1.21	0.04	(10.00)	1.51	2.33
Dividends per Common Share	0.05	0.05	0.05	0.05	0.05
Dividends per Class B Common Share	0.04545	0.04545	0.04545	0.04545	0.04545

Balance Sheet
Current Assets	$551,058	$591,085	$655,758	$594,466	$565,151
Total Assets	1,314,473	1,500,042	1,490,451	1,646,772	1,628,124
Current Liabilities	284,998	326,611	447,976	356,707	258,141
Working Capital	266,060	264,474	207,782	237,759	307,010
Long-Term Debt	460,121	513,342	448,883	457,753	547,974
Other Long-Term Obligations	88,826	106,046	107,223	78,619	67,566
Shareholders’ Equity	480,528	554,043	486,369	753,693	754,443

Other Data
Research and Development Expenditures	$24,764	$22,491	$22,146	$23,247	$21,638
Capital Expenditures	19,957	20,068	21,789	30,924	41,757
Depreciation and Amortization	43,744	43,717	39,892	40,524	32,316

Key Ratios
Return on Sales %	2.2	0.1	(21.2)	3.2	5.4
Return on Average Assets %	2.7	0.1	(20.3)	3.0	5.5
Return on Beginning Shareholders’ Equity %	7.0	0.2	(42.2)	6.5	12.2
Current Ratio	1.9:1	1.8:1	1.5:1	1.7:1	2.2:1
Debt-to-Equity Ratio	1:1	0.9:1	0.9:1	0.6:1	0.7:1

*	Reflects restructuring charge of $4,766 ($4,516 after tax or $.14 per share assuming dilution).
**	Reflects restructuring charge of $11,408 ($10,478 after tax or $.33 per share assuming dilution), $13,408 expense related to finance charges, interest and fees associated with the company’s previously reported debt covenant violations ($13,408 after tax or $.42 per share assuming dilution).
***	Reflects restructuring charge of $21,250 ($18,700 after tax or $.59 per share assuming dilution), $3,745 expense related to finance charges, interest and fees associated with the company’s previously reported debt covenant violations ($3,300 after tax or $.10 per share assuming dilution), $26,775 expense related to accounts receivable collectability issues arising primarily from Medicare reimbursement reductions for power wheelchairs announced on November 15, 2006 ($26,775 after tax or $.84 per share assuming dilution), $300,417 expense for an impairment charge related to the write-down of goodwill and other intangible assets ($300,417 after tax or $9.45 per share assuming dilution).
****	Reflects restructuring charge of $7,533 ($5,160 after tax or $0.16 per share assuming dilution).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK

The company has taken or will take a number of actions to deliver improved earnings in 2009. Cost reductions, including global rationalization of the company’s product lines, remain a priority for the company throughout 2009, in order to offset the impacts from reimbursement and pricing pressures, the global economic crisis and the potential volatility in the value of the U.S. dollar. The company will also look to increase prices in regions where sourcing has led to increased costs due to U.S. dollar strength. For regions that already increased prices during 2008, we expect to receive additional benefit from those changes during the first part of the year. Finally, with declining commodity costs, the company expects to have a more favorable purchasing environment in 2009 than was the case in 2008.

The company has two key challenges at the start of 2009. First, as previously communicated, the Centers for Medicare and Medicaid Services (CMS) announced U.S. reimbursement cuts of 9.5% for those product categories which had been included in phase one of the now delayed National Competitive Bidding (NCB) program. These U.S. cuts were effective January 1, 2009. In addition to the 9.5% reduction on oxygen reimbursement from Medicare mentioned above, the Deficit Reduction Act’s limit on 36 months of rental payments for home oxygen went into effect January 1, 2009. CMS has clarified that payments do restart after 60 months of a patient’s usage of oxygen. Invacare’s new respiratory products (for example, the low cost HomeFill® oxygen delivery system), however, can help offset the reimbursement cuts that the home care provider is receiving from Medicare.

Secondly, the global financial crisis has negatively impacted the company’s earnings by strengthening the U.S. dollar, which lowers the translation of overseas profits. Separately, the financial crisis could impact the company’s supplier and customer base, although there does not appear to be a material change in either at this point. The company intends to remain judicious in its extension of credit to customers and to review supplier financial strength, particularly on key products and components.

With these factors in mind and despite the pressures from both lower reimbursement and the stronger U.S. dollar, the company plans on improving earnings with organic growth and market share gains. The projected increase in earnings is substantial in light of the weaker overseas profits due to foreign currency translation effects. With cost reductions, including the global rationalization of Invacare’s product lines, the company envisions 2009 as the next step in stronger earnings at Invacare. Organic sales growth, earnings and cash flow for 2009 are expected to be consistent with the guidance provided in the company’s January 29, 2009 press release.

RESULTS OF OPERATIONS

2008 Versus 2007

Charge Related to Restructuring Activities. Throughout 2008, the company continued its cost reduction and profit improvement initiatives. The benefits achieved from the cost reduction initiatives, principally related to product sourcing savings, headcount reductions and manufacturing consolidation, totaled approximately $18,000,000 for 2008, which was slightly less than the company’s expectations due to increases in commodity costs. As expected, a significant portion of this benefit was offset by continued pricing pressures and product mix shift toward lower margin product, primarily in the U.S. and Europe, as a result of reimbursement changes.

Restructuring charges of $4,766,000 were incurred during 2008 of which $1,817,000 was recorded in cost of goods sold, since it relates to inventory markdowns, and the remaining charge amount is included in the Charge Related to Restructuring Activities in the Consolidated Statement of Operations. The costs incurred during 2008 were principally for severance, product line discontinuation and costs associated with facility closures.

Net Sales. Consolidated net sales for 2008 increased 9.6% for the year, to $1,755,694,000 from $1,602,237,000 in 2007. Foreign currency translation increased net sales by two percentage points while acquisitions increased sales by less than a one percentage point. The remaining increase was primarily driven by performance in NA/HME and Europe; however, sales growth was achieved by all segments. NA/HME recognized double-digit sales growth in all major product lines, except Rehab, which had 9% growth, excluding Consumer Power products. European net sales growth resulted from volume increases in most regions, especially the United Kingdom, which benefited from new product introductions, including the HomeFill® oxygen delivery system.

North America/Home Medical Equipment

NA/HME net sales increased 10.8% in 2008 versus the prior year to $741,502,000 from $669,364,000 with acquisitions increasing net sales by one percentage point while foreign currency translation did not have a material impact. These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), and Respiratory (oxygen concentrators, HomeFill® oxygen delivery systems, sleep apnea, aerosol therapy and other respiratory) products. Standard product line net sales improved by 15.5% in 2008, driven by increased volumes in manual wheelchairs, patient aids and beds. Rehab product line net sales increased by 4.2% in 2008, despite volume declines in our consumer power product line resulting from the Company’s previous decision to terminate sales to a large national account. Excluding consumer power products, Rehab product line net sales increased 9.2% driven by volume increases in custom power and custom manual wheelchairs. Respiratory product line sales increased by 11.3% in 2008, primarily attributable to increased unit volumes of oxygen concentrators and HomeFill® oxygen delivery systems.

Invacare Supply Group

ISG net sales increased 3.4% in 2008 over the prior year to $265,818,000 from $256,993,000. Acquisitions and foreign currency translation had no impact on the sales increase. These sales consist of ostomy, incontinence, diabetic, wound care and other medical supply products. The increase is primarily attributable to home delivery program net sales and private label brand net sales.

Institutional Products Group

IPG net sales increased 13.3% in 2008 over the prior year to $99,662,000 from $87,967,000. Foreign currency translation did not materially impact net sales. These sales consist of bed, furniture, home medical equipment, and bathing equipment products sold into the long-term care market. The increase is primarily attributable to new products introduced late in 2007 including beds, therapeutic support surfaces and clinical recliners.

Europe

European net sales increased 11.2% in 2008 compared to the prior year to $553,845,000 from $498,109,000 with foreign currency translation increasing net sales by six percentage points. Net sales were strong in most countries with the exception of Germany due to reimbursement and pricing pressures.

Asia/Pacific

Asia/Pacific net sales increased 5.6% in 2008 from the prior year to $94,867,000 from $89,804,000. Foreign currency translation decreased net sales by one percentage point. The improvement was the result of volume increases in the company’s distribution business in New Zealand and at the company’s subsidiary which manufactures microprocessor controllers. Changes in exchange rates, particularly with the Euro and U.S. Dollar, can have a significant impact on sales in this segment.

Gross Profit. Consolidated gross profit as a percentage of net sales was 27.8% in 2008 as compared to 27.9% in 2007. Margin remained relatively unchanged as the company benefited from increased volumes, price increases and cost reduction initiatives, which were offset by increased commodity costs and unfavorable product mix. Margins in 2007 benefited by 0.2 of a percentage point from the impact of insurance and asset recoveries related to an embezzlement at one of the company’s foreign locations which the company disclosed last year. Excluding the benefit in 2007, margins improved slightly.

NA/HME gross profit as a percentage of net sales was 30.5% in 2008 versus 30.8% in 2007. Excluding the favorable impact from insurance and asset recoveries related to the embezzlement noted above, margins were relatively flat as cost reduction initiatives and price increases principally offset the increases in freight and commodity costs.

ISG gross profit as a percentage of net sales declined 0.6 of a percentage point in comparison to the prior year. While the company realized a benefit from freight recovery programs and cost reductions, these were offset by an unfavorable product mix toward lower margin products such as diabetic and incontinence products and a charge incurred resulting in the write-off of inventory.

IPG gross profit as a percentage of net sales increased 3.2 percentage points in 2008 from the prior year. The increase in margin is primarily attributable to volume increases, freight recovery programs and favorable foreign currency exchange rate of the Canadian dollar.

Gross profit in Europe as a percentage of net sales declined 1.8 percentage points in 2008 from the prior year. The decrease was primarily attributable to an unfavorable product mix toward lower margin product, unfavorable foreign currency impacts due to the weakness of the British pound as compared to the Euro and by the negative impact of reimbursement and pricing pressures in Germany.

Gross profit in Asia/Pacific as a percentage of net sales improved by 8.3 percentage points in 2008 from the prior year. The increase was largely due to cost reduction activities including the move of controller manufacturing from New Zealand to China, which was completed during the year.

Selling, General and Administrative. Consolidated selling, general and administrative expenses as a percentage of net sales were 22.7% in 2008 and 22.9% in 2007. The overall dollar increase was $31,408,000 or 8.6%, with foreign currency translation increasing expenses by $10,621,000 or three percentage points and acquisitions increasing expenses by approximately $3,389,000 or one percentage point. Excluding acquisitions and foreign currency translation impact, selling, general and administrative (SG&A) expenses increased $17,398,000 or 4.7%. Last year’s SG&A includes a one-time benefit of $3,981,000 resulting from debt cancellation related to the liquidation of a development stage investment as disclosed last year. Excluding foreign currency translation, acquisitions and this one-time benefit, SG&A expense increased $13,417,000 or 3.6%. This increase is primarily attributable to higher variable costs associated with increased sales volumes and earnings such as commissions and bonus, and investments in sales and marketing programs to drive future sales growth.

SG&A expenses for NA/HME increased 7.6% or $14,002,000 in 2008 compared to 2007. Acquisitions increased these expenses by approximately $3,389,000. Last year’s SG&A expenses include the one-time benefit from debt cancellation disclosed above. Excluding foreign currency translation and the one-time benefit, SG&A expense increased $6,632,000 or 3.6% primarily due to increased commission and bonus expense.

SG&A expenses for ISG increased by 1.8% or $467,000 in 2008 compared to 2007. The increase is attributable to higher administrative costs such as banking fees and insurance costs.

SG&A expenses for IPG decreased by 3.5% or $527,000 in 2008 compared to 2007. Foreign currency translation increased SG&A expenses by approximately three percentage points or $375,000. Excluding the impact of foreign currency translation, SG&A expenses decreased by $902,000 due to favorable currency transaction effects, which more than offset investments made to drive increased sales.

European SG&A expenses increased by 11.7% or $13,758,000 in 2008 compared to 2007. Foreign currency translation increased SG&A expenses by approximately $10,340,000. The remaining increase in expense of $3,418,000 or 2.9% was primarily due to greater investment in marketing programs and personnel to drive sales growth.

Asia/Pacific SG&A expenses increased 15.4% or $3,708,000 in 2008 compared to 2007. Foreign currency translation decreased expenses by $161,000. Excluding the foreign currency translation impact, SG&A expenses increased $3,869,000 or 16.1% primarily due to increased selling costs and a less favorable foreign currency transactional impact compared to 2007.

Debt Finance Charges, Interest and Fees Associated with Debt Refinancing. In February 2007, the company completed its refinancing efforts which resulted in a Credit Agreement which provides for a $400 million senior secured credit facility consisting of a six-year $250 million term loan facility and a five-year $150 million revolving credit facility with interest at LIBOR plus 2.25%, the issuance and sale of $135 million aggregate principal amount of 4.125% convertible senior subordinated debentures due 2027 and the issuance and sale of $175 million aggregate principal amount of 9.75% Senior Notes due 2015. The company incurred $13,408,000 in 2007 and $3,745,000 in 2006 for debt finance charges, interest and fees associated with the debt refinancing.

Interest. Interest expense decreased to $39,233,000 in 2008 from $44,309,000 in 2007, representing an 11.5% decrease. This decrease was attributable to debt reduction during the year and, to a lesser extent, decreased borrowing rates in 2008 compared to 2007. Interest income in 2008 was $3,045,000, which was higher than the prior year amount of $2,340,000, primarily due to increased volume of financing provided to customers and higher rates on financing. As a result of the company’s adoption of FSP APB 14-1 effective January 1, 2009, the company’s 2009 financial statements will contain restated amounts for 2008 and 2007 that will reflect an increase in interest expense of $3,695,000 and $2,904,000 for 2008 and 2007, respectively. See “Accounting Policies” in the Notes to Consolidated Financial Statements included elsewhere in this report.

Income Taxes. The company had an effective tax rate of 25.1% in 2008 and 91.8% in 2007. The company’s effective tax rate is lower than the expected U.S. federal statutory rate due to earnings abroad being taxed at rates lower than the U.S. statutory rate. The company’s effective tax rate was reduced each year due to earnings abroad being taxed at rates lower than the U.S. federal statutory rate, including in 2007 a benefit of $7,820,000 related to a tax rate change in Germany and corresponding reduction of the company’s net German deferred tax liability. The company’s rate was increased each year due to losses without benefit, principally in the United States, which had a greater impact in 2007 than 2008 due to the size of the 2007 loss relative to total pretax income.

Research and Development. The company continues to invest in research and development activities to maintain its competitive advantage. The company dedicates funds to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, increased to $24,764,000 in 2008 from $22,491,000 in 2007. The expenditures, as a percentage of net sales, were 1.4% in both 2008 and 2007, respectively.

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

Restructuring charges of $11,408,000 were incurred during 2007 of which $1,817,000 was recorded in cost of goods sold, since it relates to inventory markdowns and the remaining charge amount was included in the Charge Related to Restructuring Activities in the Consolidated Statement of Operations. The costs incurred during 2007 were principally for severance, product line discontinuation and costs associated with facility closures.

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

North America/Home Medical Equipment

NA/HME net sales declined 1.0% in 2007 versus the prior year to $669,364,000 from $676,326,000 with foreign currency translation and acquisitions increasing net sales by one percentage point and less then one percentage point, respectively. Standard product line net sales improved by 1.9% in 2007, driven by increased volumes in manual wheelchairs and beds, partially offset by pricing reductions. Rehab product line net sales declined by 2.3% in 2007, primarily driven by volume declines in our consumer power product line, principally with national providers, along with competitive pricing reductions implemented in late 2006 due to Medicare reimbursement changes for custom and consumer power wheelchairs. Respiratory product line sales declined by 9.0% in 2007, primarily attributable to reduced unit volumes of oxygen concentrators resulting from the loss of one large national provider, continued inventory utilization programs by providers and pricing declines in concentrators. However, HomeFill® oxygen system net sales increased for the year by 30.4% due to increased purchases by two national providers.

Invacare Supply Group

ISG net sales increased 12.6% in 2007 over the prior year to $256,993,000 from $228,236,000. Acquisitions and foreign currency translation had no impact on the sales increase. The increase was primarily attributable to home delivery program sales to large providers and volume increases in our diabetic, incontinence and enterals product lines.

Institutional Products Group

IPG net sales decreased 5.9% in 2007 over the prior year to $87,967,000 from $93,455,000. Foreign currency translation increased net sales by one percentage point while acquisitions had no impact net sales. The decrease was primarily attributable reduced purchasing by a national account.

Europe

European net sales increased 15.7% in 2007 compared to the prior year to $498,109,000 from $430,427,000 with foreign currency translation increasing net sales by eight percentage points. Net sales were strong in most of the regions as sales volumes increased with growth in Standard, Rehab and Respiratory product lines.

Asia/Pacific

Asia/Pacific net sales increased 29.0% in 2007 from the prior year to $89,804,000 from $69,591,000. Acquisitions increased net sales by nineteen percentage points and foreign currency translation increased net sales by thirteen percentage points. Performance in this region continued to be negatively impacted by U.S. reimbursement uncertainty in the consumer power wheelchair market. This resulted in decreased sales of microprocessor controllers by Invacare’s New Zealand subsidiary, along with negative foreign currency impacts as Asia/Pacific transacts a substantial amount of its business with customers outside of their region in various currencies other than their functional currencies.

Gross Profit. Consolidated gross profit as a percentage of net sales was 27.9% in 2007 as compared to 27.8% in 2006. The improvement in margin was primarily attributable to the company benefiting from cost reduction initiatives which was offset by continued competitive pricing pressures and increased freight costs. Margins also benefited by 0.2 of a percentage point from the impact of insurance and asset recoveries related to an embezzlement at one of the company’s foreign locations. The company was able to recover its loss through the receipt of $5,000,000 received under an employee dishonesty insurance policy as well as asset recoveries from the individuals involved during the fourth quarter of 2007.

NA/HME gross profit as a percentage of net sales was 30.7% in 2007 versus 29.7% in 2006. The improvement was primarily attributable to cost reduction initiatives and the favorable impact from insurance and asset recoveries related to an embezzlement as noted above. These benefits were partially offset by increases in freight costs and pricing reductions.

ISG gross profit as a percentage of net sales declined 0.5 of a percentage point from the prior year. The decline was primarily attributable to continued unfavorable product mix toward lower margin product, such as diabetic and incontinence products, and an unfavorable customer mix toward larger providers who historically have lower margins.

IPG gross profit as a percentage of net sales decreased 2.2 percentage points in 2007 from the prior year. The decrease in margin was attributable to volume decreases, unfavorable foreign currency exchange rate movement of the Canadian dollar and incremental costs related to new product introductions.

Gross profit in Europe as a percentage of net sales declined 1.4 percentage points in 2007 from the prior year. The decrease was primarily attributable to a shift in demand away from higher margin product, increased freight and duty costs which were partially offset by the impact of cost reduction activities.

Gross profit in Asia/Pacific as a percentage of net sales improved by 5.6 percentage points in 2007 from the prior year. The increase was largely due to cost reduction activities and favorable impact from acquisitions finalized in the fourth quarter of 2006.

Selling, General and Administrative. Consolidated SG&A expenses as a percentage of net sales were 22.9% in 2007 and 24.9% in 2006. The overall dollar decrease was $7,000,000 or 1.9%, with foreign currency translation increasing expenses by $10,249,000 or three percentage points and acquisitions increasing expenses by approximately $4,845,000 or one percentage point. Excluding acquisitions and foreign currency translation impact SG&A expenses decreased $22,094,000 or 5.9%. The decrease was primarily attributable to an incremental account receivable reserve of $26,775,000 recognized in the NA/HME segment in 2006, with no such incremental reserve in 2007.

SG&A expenses excluding acquisitions, foreign currency translation and the incremental accounts receivable reserve in 2006 increased $4,681,000 in 2007 or 1.3% primarily as a result of additional bonus expense, bad debt expense and legal and professional expenses related to the embezzlement noted above. These increases were offset by a one-time gain of $3,981,000 resulting from debt cancellation related to the liquidation of a development stage company which the company had consolidated as a variable interest entity in accordance with the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).

SG&A expenses for NA/HME decreased 12.9% or $27,230,000 in 2007 compared to 2006. Foreign currency translation increased expense by $942,000 while acquisitions increased expense by approximately $313,000. The SG&A expenses decrease was primarily attributable to an incremental account receivable reserve of $26,775,000 recognized in 2006, with no such incremental reserve recorded in 2007. The remaining decrease in expense was $455,000 or 0.2%. The decline in expense was the result of cost reduction activities offset by increases in bonus expense, bad debt expense and legal and professional expenses related to the embezzlement noted above.

SG&A expenses for ISG increased by 12.5% or $2,858,000 in 2007 compared to 2006. The increase was attributable to higher distribution costs associated with increased sales volumes.

SG&A expenses for IPG increased by 5.9% or $836,000 in 2007 compared to 2006. Foreign currency translation increased SG&A expenses by approximately one percentage point or $132,000. The remaining increase in expenses of $704,000 was due to investments in sales and marketing programs to drive growth and unfavorable currency transaction effects due to the strengthening of the Canadian dollar.

European SG&A expenses increased by 9.6% or $10,329,000 in 2007 compared to 2006. Foreign currency translation increased SG&A expenses by approximately $6,975,000. The remaining increase in expenses of $3,354,000 or 3.1% was primarily due to higher distribution costs and investment in marketing programs to drive sales growth.

Asia/Pacific SG&A expenses increased 34.8% or $6,207,000 in 2007 compared to 2006. Acquisitions increased SG&A expenses by approximately $4,532,000 and foreign currency translation increased expenses by $2,200,000. Excluding acquisitions and foreign currency translation impact, SG&A expenses decreased $525,000 or 2.9% as a result of cost reduction activities.

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

Debt Finance Charges, Interest and Fees Associated with Debt Refinancing. In February 2007, the company completed its refinancing efforts which resulted in a Credit Agreement which provides for a $400 million senior secured credit facility consisting of a six-year $250 million term loan facility and a five-year $150 million revolving credit facility with interest at LIBOR plus 2.25%, the issuance and sale of $135 million aggregate principal amount of 4.125% convertible senior subordinated debentures due 2027 and the issuance and sale of $175 million aggregate principal amount of 9.75% Senior Notes due 2015. The company incurred $13,408,000 in 2007 and $3,745,000 in 2006 for debt finance charges, interest and fees associated with the debt refinancing.

Interest. Interest expense increased to $44,309,000 in 2007 from $34,084,000 in 2006, representing a 30% increase. This increase was attributable to increased borrowing rates as a result of the company’s refinancing. Interest income in 2007 was $2,340,000, which was lower than the prior year amount of $2,775,000, primarily due to favorable finance terms provided to customers.

Income Taxes. The company had an effective tax rate of 91.8% in 2007 and 2.7% in 2006. The company’s effective tax rate was higher than the U.S. federal statutory rate, primarily due to domestic and certain foreign losses with no corresponding tax benefits due to a valuation allowance recorded against domestic and certain foreign deferred tax assets, partially offset by earnings abroad being taxed at rates lower than the U.S. federal statutory rate (including in 2007 a benefit of $7,820,000 related to a tax rate change in Germany and corresponding reduction of the company’s net German deferred tax liability). The increase in the effective rate in 2007 compared to 2006 was primarily due to the losses without tax benefit.

Research and Development. The company continued to invest in research and development activities to maintain its competitive advantage. The company dedicated funds to applied research activities to ensure that new and enhanced design concepts were available to its businesses. Research and development expenditures, which are included in costs of products sold, increased to $22,491,000 in 2007 from $22,146,000 in 2006. The expenditures, as a percentage of net sales, were 1.4% and 1.5% in 2007 and 2006, respectively.

INFLATION

Although the company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The company attempts to minimize or offset the effects through increased sales volumes, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures. In 2008, 2007 and 2006, the company was able to offset the majority of the impact of price increases from suppliers by productivity improvements and other cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Consolidated Financial Statements included in this report) and working capital management.

Total debt outstanding was $478,820,000 million at the end of 2008 down from $537,852,000 at the end of 2007. The improvement was driven primarily by the company’s cash flow generation and better cash utilization.

On February 12, 2007, the company completed the refinancing of its existing indebtedness and put in place a long-term capital structure. The financing program provided the company with total capacity of approximately $710 million, the net proceeds of which were utilized to refinance substantially all of the company’s existing indebtedness and pay related fees and expenses (the “Refinancing”). As part of the Refinancing, the company entered into a $400 million senior secured credit facility consisting of a $250 million term loan facility and a $150 million revolving credit facility. The company’s obligations under the new senior secured credit facility are secured by substantially all of the company’s assets and are guaranteed by its material domestic subsidiaries, with certain obligations also guaranteed by its material foreign subsidiaries. Borrowings under the new senior secured credit facility generally bear interest at LIBOR plus a margin of 2.25%, including an initial facility fee of 0.50% per annum on the facility.

Also in February 2007, the company completed the sale of $175 million principal amount of its 9.75% Senior Notes due 2015. The notes are unsecured senior obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, and pay interest at 9.75% per annum on each February 15 and August 15. The net proceeds to the company from the offering of the notes were approximately $167 million.

As part of the February 2007 Refinancing, the company completed the sale of $135 million principal amount of its 4.125% Convertible Senior Subordinated Debentures due 2027. The debentures are unsecured senior subordinated obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the company, or a combination of cash and common shares of the company, subject to certain conditions. The initial conversion rate is 40.3323 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $24.79 per share. The debentures are redeemable at the company’s option, subject to specified conditions, on or after February 6, 2012 through and including February 1, 2017, and at the company’s option after February 1, 2017.

On February 1, 2017 and 2022 and upon the occurrence of certain circumstances, holders have the right to require the company to repurchase all or some of their debentures. The net proceeds to the company from the offering of the debentures were approximately $132.3 million.

The company’s borrowing arrangements contain covenants with respect to, among other items, maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company’s bank agreements and agreement with its note holders. The company is currently, and expects to be in 2009, in compliance with all covenant requirements. Under the most restrictive covenant of the company’s borrowing arrangements as of December 31, 2008, the company had the capacity to borrow up to an additional $150,000,000 via the company’s revolving credit facility; provided that this capacity is not necessarily available to fund acquisitions by the company. The company’s borrowing arrangements impose restrictions regarding the establishment of intercompany loans and thus, cash transfers. Those restrictions can have a negative impact on the company’s ability to meet liquidity needs, particularly in the United States.

While there is general concern about the potential for rising interest rates, the company believes that its exposure to interest rate fluctuations is manageable given that portions of the company’s debt are at fixed rates for extended periods of time, the company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the company’s free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of December 31, 2008, the weighted average floating interest rate on borrowings was 7.19%.

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

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of December 31, 2008. The company estimates that capital investments for 2009 could approximate $20,000,000 to $22,000,000, compared to actual capital expenditures of $19,957,000 in 2008. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $76,414,000 in 2008, compared to $79,100,000 in the previous year. The 2007 operating cash flow amount benefited from the collection of a tax receivable of $11,800,000 and $5,000,000 in insurance proceeds received on an embezzlement claim, compared to a tax receivable collection in 2008 of $4,000,000. Excluding these items, operating cash flows in 2008 benefited from much improved earnings offset by higher accounts receivable due to strong fourth quarter 2008 sales and greater cash used for inventory in 2008 as compared to 2007.

Cash flows used for investing activities were $22,485,000 in 2008, compared to $22,058,000 in 2007. The increase in cash used was primarily attributable to higher acquisition costs compared to 2007, partially offset by the liquidation of a portion of insurance investments in 2008.

Cash flows required by financing activities in 2008 were $61,686,000, compared to cash flows required of $79,545,000 in 2007. While the company paid down more debt in 2008 compared to 2007, cash flows required by financing activities were much lower in 2008 as compared to 2007, which included the payment of $22,992,000 in debt financing costs related to the company’s refinancing.

During 2008, the company generated free cash flow of $59,879,000 compared to free cash flow of $72,539,000 in 2007. The decrease is due primarily to the collection of a tax receivable of $11,800,000 and $5,000,000 in insurance proceeds received on an embezzlement claim in 2007 compared to only a tax receivable collection of $4,000,000 in 2008. Furthermore, the improved earnings in 2008 were offset by the negative impact of higher receivables, due to strong fourth quarter sales, and greater cash used for inventory in 2008 compared to 2007. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Twelve Months Ended December 31,
	2008	2007
Net cash provided by operating activities	$76,414	$79,100
Plus: Net Cash impact related to restructuring activities	3,211	13,006
Less: Purchases of property and equipment—net	(19,746)	(19,567)

Free Cash Flow	$59,879	$72,539

CONTRACTUAL OBLIGATIONS

	Payments due by period
	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations
Credit Facility	$212,180	$29,087	*	$21,479	$161,614	$—
9.75% Senior Notes due 2015	279,508	17,063		34,125	34,125	194,195
4.125% Convertible Senior Subordinated Debentures due 2027	235,935	5,569		11,138	11,138	208,090
Operating lease obligations	56,456	21,067		22,796	7,629	4,964
Capital lease obligations	14,954	1,818		2,949	2,687	7,500
Purchase obligations (primarily computer systems contracts)	633	400		233	—	—
Product liability	23,758	4,024		9,395	4,481	5,858
SERP	24,717	424		1,958	1,959	20,376
Other, principally deferred compensation	7,530	180		1,206	170	5,974

Total	$855,671	$79,632		$105,279	$223,803	$446,957

*	Includes an estimated additional payment of $15,328,000 as required by the company’s credit facility based upon “excess cash flow” for 2008 and scheduled for payment in March 2009 (as defined in the agreement). While additional payments may be required based on excess cash flow, the above table does not include any additional such payments beyond the estimated payment for 2009 as such payments can not be accurately estimated.

“Other” includes an estimated payment of $35,000 in less than 1 year and $959,000 in years 1-3 for liabilities recorded for uncertain tax positions. The table does not include any other payments related to liabilities recorded for uncertain tax positions as the company can not make a reasonably reliable estimate as to any other payments. See Income Taxes in the Notes to the Consolidated Financial Statements included in this report.

DIVIDEND POLICY

It is the company’s policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $0.05 per Common Share and $0.045 per Class B Common Share. It is not anticipated that this will change materially as the company continues to have available significant growth opportunities through internal development and acquisitions. For 2008, annualized dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid.

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

Invacare has an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation for events of default under the contracts. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts.

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

Goodwill, Intangible and Other Long-Lived Assets

Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company completes its annual impairment tests in the fourth quarter of each year. As a result of reduced profitability in the NA/HME operating segment and uncertainty associated with future market conditions, the company recorded impairment charges in 2006 related to goodwill and an intangible in this segment of $294,656,000 and $160,000, respectively, while an impairment charge of $5,601,000 was recorded related to the intangible recorded associated with NeuroControl, which is part of Other in the segment disclosure. No impairment was recognized in 2007 or 2008. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in our annual impairment testing as higher discount rates decrease the fair value estimates used in our testing.

The company utilizes a discounted cash flow method model to analyze reporting units for impairment in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days’ sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta, a small cap stock adjustment and company specific risk premiums. The assumptions used are based on a market participant’s point of view and yielded a discount rate of 8.90% to 9.90% in 2008 compared to 9.25% to 10.25% in 2007. The discount rate has fluctuated in the last 3 years by less than 50 basis points. If the discount rate used were 50 basis points higher for the 2008 impairment analysis, the company would still not have an impairment for any of the reporting units.

While there was no indication of impairment in 2008 related to goodwill or intangibles for any reporting units, a future potential impairment is possible for any of the company’s reporting units should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company’s annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment.

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

Accounting for Stock-Based Compensation

The company accounts for share based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”). The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted since 2005 and the company continues to use a Black-Scholes valuation model. As of December 31, 2008, there was $12,599,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested shares, and includes $4,505,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September, 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 (FAS 157), Fair Value Measurements, which created a framework for measuring fair value, clarified the definition of fair value and expanded the disclosures regarding fair value measurements. FAS 157 did not require any new fair value measurements. The company adopted the new standard as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis and the adoption had no material impact on the company’s financial position, results of operations or cash flows. For assets and liabilities measured at fair value on a nonrecurring basis, such as goodwill and intangibles, the company elected to adopt as of January 1, 2009 the provisions of FAS 157 as allowed pursuant to FASB Staff Position 157-2, Effective Date of FASB Statement No. 157. The adoption of FAS 157 for assets and liabilities measured at fair value on a nonrecurring basis had no material impact on the company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141R), which changed the accounting for business acquisitions. SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes principles and requirements as to how an acquirer should recognize and measure in its financial statements the assets acquired, liabilities assumed, any non-controlling interest and goodwill acquired. SFAS 141R also requires expanded disclosure regarding the nature and financial effects of a business combination. The company adopted SFAS 141R as of January 1, 2009 and the adoption had no material impact on the company’s financial position, results of operations or cash flows. SFAS 141R could have a material impact on the company’s financial statements in future periods if the company completes significant acquisitions in the future.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The company adopted SFAS 161 effective January 1, 2009 and is currently evaluating the effect that the adoption will have on the company’s 2009 financial statement disclosures.

On May 9, 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1) to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion. The FASB believed this clarification was needed because the accounting being applied for convertible debt does not fully reflect the true economic impact on the issuer since the conversion option is not captured as a borrowing cost and its full dilutive effect is not included in earnings per share. The FSP requires separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate. The company had to bifurcate a component of its convertible debt as a component of stockholders’ equity and will accrete the resulting debt discount as interest expense. The company adopted FSP APB 14-1 effective January 1, 2009 and, as a result, the company expects that reported interest expense will increase and net earnings will decrease by approximately $4,142,000 or $0.13 per share in 2009, assuming no material change in weighted average shares outstanding during 2009. FSP APB 14-1 requires retrospective application upon adoption and accordingly, amounts for 2008 and 2007 will be restated in the 2009 financial statements. The impact on 2008 and 2007 will be to increase reported interest expense and decrease reported earnings by $3,695,000 ($0.12 per share) and $2,904,000 ($0.09 per share), respectively.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk.

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 2008 debt levels, a 1% change in interest rates would impact interest expense by approximately $50,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

The company’s current financing agreements, established in February 2007, provided the company with total capacity of approximately $710,000,000. The $150,000,000 revolving credit facility has the earliest expiration date, which is February 2012. Accordingly, the company’s exposure to the volatility of the current market environment is limited as the company does not currently need to re-finance any of its debt. However, the company’s borrowing arrangements contain covenants with respect to, among other items, maximum amount of debt, minimum loan commitments, interest coverage, dividend payments, working capital, and debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the company’s bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the company would have to attempt to obtain financing in the current market environment and thus likely be required to pay much higher interest rates.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders’ Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule, which appear on pages FS-1 to FS-48 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of December 31, 2008, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining a system of adequate internal control over financial reporting that provides reasonable assurance that assets are safeguarded and that transactions are authorized, recorded and reported properly. The system includes self-monitoring mechanisms; regular testing by the company’s internal auditors; a Code of Conduct; written policies and procedures; and a careful selection and training of employees. Actions are taken to correct deficiencies as they are identified. An effective internal control system, no matter how well designed, has inherent limitations—including the possibility of the circumvention or overriding of controls—and therefore can provide only reasonable assurance that errors and fraud that can be material to the financial statements are prevented or would be detected on a timely basis. Further, because of changes in conditions, internal control system effectiveness may vary over time.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting is based on the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

In management’s opinion, internal control over financial reporting is effective as of December 31, 2008.

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

Information required by Item 10 as to the executive officers of the company is included in Part I of this Annual Report on Form 10-K. The other information required by Item 10 as to the directors of the company, the Audit Committee, the audit committee financial expert, the procedures for recommending nominees to the Board of Directors, compliance with Section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Compliance” in the company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

We submitted the New York Stock Exchange (“NYSE”) Section 12(a) Annual CEO Certification as to our compliance with the NYSE corporate governance listing standards to the NYSE in June 2008. In addition, we have filed the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as exhibits to this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Corporate Governance” in the company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the caption “Share Ownership of Principal Holders and Management” in the company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

Information regarding the securities authorized for issuance under the company’s equity compensation plans is incorporated by reference to the information set forth under the captions “Compensation of Executive Officers” and “Compensation of Directors” in the company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Independent Auditors” and “Pre-Approval Policies and Procedures” in the company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The following financial statements of the company are included in Part II, Item 8:

Consolidated Statement of Operations—years ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheet—December 31, 2008 and 2007

Consolidated Statement of Cash Flows—years ended December 31, 2008, 2007 and 2006

Consolidated Statement of Shareholders’ Equity—years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

The following financial statement schedule of the company is included in Part II, Item 8:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.

See Exhibit Index at page number I-57 of this Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 27, 2009.

INVACARE CORPORATION

By:	/s/ A. MALACHI MIXON, III
A. Malachi Mixon, III
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 27, 2009.

Signature	Title
/s/ A. MALACHI MIXON, III A. Malachi Mixon, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ GERALD B. BLOUCH Gerald B. Blouch	President, Chief Operating Officer and Director

/s/ ROBERT K. GUDBRANSON Robert K. Gudbranson	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JAMES C. BOLAND James C. Boland	Director

/s/ MICHAEL F. DELANEY Michael F. Delaney	Director

/s/ C. MARTIN HARRIS, M.D. C. Martin Harris, M.D.	Director

/s/ BERNADINE P. HEALY, M.D. Bernadine P. Healy, M.D.	Director

/s/ JOHN R. KASICH John R. Kasich	Director

/s/ DALE C. LAPORTE Dale C. LaPorte	Director

/s/ DAN T. MOORE, III Dan T. Moore, III	Director

/s/ JOSEPH B. RICHEY, II Joseph B. Richey, II	President – Invacare Technologies, Senior Vice President – Electronics and Design Engineering and Director

/s/ WILLIAM M. WEBER William M. Weber	Director

INVACARE CORPORATION

Report on Form 10-K for the fiscal year ended December 31, 2008.

Exhibit Index

Official Exhibit No.	Description	Sequential Page No.
2.1	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares in WP Domus GmbH by and among WP Domus LLC, Mr. Peter Schultz and Mr. Wilhelm Kaiser, Invacare GmbH & Co. KG and Invacare Corporation dated as of July 31, 2004	(A	)

2.2	Guarantee Letter Agreement of Warburg, Pincus Ventures, L.P. and Warburg, Pincus International, L.P. dated as of September 9, 2004	(A	)

3(a)**	Second Amended and Restated Articles of Incorporation

3(b)	Code of Regulations, as amended on May 22, 1996	(F	)

4(a)	Specimen Share Certificate for Common Shares	(I	)

4(b)	Specimen Share Certificate for Class B Common Shares	(I	)

4(c)	Rights agreement between Invacare Corporation and National City Bank dated as of July 8, 2005	(G	)

4(d)	Indenture, dated as of February 12, 2007, by and among Invacare Corporation, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (including the Form of 4.125% Convertible Senior Subordinated Debenture due 2027 and related Guarantee attached as Exhibit A)	(K	)

4(e)	Indenture, dated as of February 12, 2007, by and among Invacare Corporation, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (including the Form of 9.75% Senior Note due 2015 and related Guarantee attached as Exhibit A)	(K	)

10(a)	1992 Non-Employee Directors Stock Option Plan adopted in May 1992	(F	)

10(b)	Deferred Compensation Plan for Non-Employee Directors, adopted in May 1992	(F	)

10(c)	Invacare Corporation 1994 Performance Plan approved January 28, 1994	(F	)

10(d)	Amendment No. 1 to the Invacare Corporation 1994 Performance Plan approved May 28, 1998	(F	)*

10(e)	Amendment No. 2 to the Invacare Corporation 1994 Performance Plan approved May 24, 2000	(B	)*

10(f)	Amendment No. 3 to the Invacare Corporation 1994 Performance Plan approved March 13, 2003	(D	)*

10(g)	Invacare Retirement Savings Plan, effective January 1, 2001, as amended	(N	)

10(h)	Agreement entered into by and between the company and Chief Financial Officer	(E	)*

10(i)	Invacare Corporation 401(K) Plus Benefit Equalization Plan, effective January 1, 2003, as amended and restated	(N	)

10(j)	Invacare Corporation Amended and Restated 2003 Performance Plan	(L	)*

10(k)	Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with current executive officers	(O	)*

Official Exhibit No.	Description	Sequential Page No.
10(l)**	Form of Indemnity Agreement entered into by and between the company and certain of its directors and executive officers and schedule of all such agreements with directors and executive officers	*

10(m)	Invacare Corporation Deferred Compensation Plus Plan, as amended effective December 31, 2008	(O	)

10(n)	Invacare Corporation Death Benefit Only Plan, effective January 1, 2005, as amended	(N	)

10(o)	Supplemental Executive Retirement Plan, as amended and restated effective February 1, 2000	(F	)*

10(p)	Form of Director Stock Option Award under Invacare Corporation 1994 Performance Plan	(F	)*

10(q)	Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan	(N	)

10(r)	Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan	(N	)

10(s)	Form of Restricted Stock Option Award under Invacare Corporation 2003 Performance Plan	(N	)

10(t)	Form of Stock Option Award under Invacare Corporation 2003 Performance Plan	(N	)

10(u)	Form of Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(N	)

10(v)	Form of Switzerland Stock Option Award under Invacare Corporation 2003 Performance Plan	(N	)

10(w)	Form of Switzerland Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(N	)

10(x)**	Director Compensation Schedule

10(y)	Invacare Corporation Executive Incentive Bonus Plan, effective as of January 1, 2005	(H	)*

10(z)	Credit Agreement, dated February 12, 2007, by and among Invacare Corporation, the Facility Guarantors named therein, the lenders named therein, Banc of America Securities LLC and KeyBank National Association as joint lead arrangers for the term loan facility, and National City Bank and KeyBank National Association as joint lead arrangers for the revolving loan facility	(K	)

10(aa)	Purchase Agreement by and among Invacare Corporation, the Subsidiary Guarantors named therein, and the Initial Purchasers named therein dated as of February 5, 2007	(J	)

10(ab)	Purchase Agreement by and among Invacare Corporation, the Subsidiary Guarantors named therein, and the Initial Purchasers named therein dated as of February 7, 2007	(J	)

10(ac)**	Form of Rule 10b5-1 Sales Plan entered into between the company and certain of its executive officers and other employees and a schedule of all such agreements with executive officers and other employees

10(ad)	A. Malachi Mixon, III Retirement Benefit Agreement	(N	)*

10(ae)	Cash Balance Supplemental Executive Retirement Plan, as amended and restated, effective December 31, 2008	(O	)*

Official Exhibit No.	Description	Sequential Page No.
10(af)	Form of Participation Agreement, for current participants in the Cash Balance Supplemental Executive Retirement Plan, as of December 31, 2008, entered into by and between the company and certain participants and a schedule of all such agreements with participants	(O	)*

10(ag)	Amended and Restated Severance Protection Agreement, between the Company and Gerald B. Blouch, effective December 31, 2008	(O	)*

10(ah)**	First Amendment to Credit Agreement, dated as of June 21, 2007, by and among Invacare Corporation, certain Subsidiaries of the Company party thereto, the Lenders party thereto, National City Bank, as Multicurrency Administrative Agent, Multicurrency Collateral Agent, Swing Line Lender and an L/C Issuer, National City Bank, Canada Branch, as Canadian Administrative Agent and Canadian Collateral Agent, and Banc of America Securities Asia Limited, as Australian Administrative Agent and Australian Collateral Agent

10(ai)**	Second Amendment to Credit Agreement, dated as of February 25, 2009, by and among Invacare Corporation, certain Subsidiaries of the Company party thereto, the Lenders party thereto, National City Bank, as Multicurrency Administrative Agent, Multicurrency Collateral Agent, Swing Line Lender and an L/C Issuer, National City Bank, Canada Branch, as Canadian Administrative Agent and Canadian Collateral Agent, and Banc of America Securities Asia Limited, as Australian Administrative Agent and Australian Collateral Agent

21**	Subsidiaries of the company

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement
**	Filed herewith

(A)	Reference is made to the appropriate Exhibit to the company report on Form 8-K, dated September 9, 2004, which Exhibit is incorporated herein by reference.

(B)	Reference is made to the appropriate Exhibit of the company report on Form S-8, dated March 30, 2001, which Exhibit is incorporated herein by reference.

(C)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2002, which Exhibit is incorporated herein by reference.

(D)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended March 31, 2003, which Exhibit is incorporated herein by reference.

(E)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated March 6, 2008.

(F)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2004, which Exhibit is incorporated herein by reference.

(G)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated July 8, 2005, which is incorporated herein by reference.

(H)	Reference is made to the appropriate Exhibit to Appendix A to the company Definitive Proxy Statement on Schedule 14A dated April 8, 2005, which is incorporated herein by reference.

(I)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2005, which Exhibit is incorporated herein by reference.

(J)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 5, 2007, which is incorporated herein by reference.

(K)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 12, 2007, which is incorporated herein by reference.

(L)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, dated June 30, 2007, which is incorporated herein by reference.

(M)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, dated September 30, 2007, which is incorporated herein by reference.

(N)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2007, which Exhibit is incorporated herein by reference.

(O)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 31, 2008, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Invacare Corporation

We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Accounting Policies in the notes to the consolidated financial statements, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Invacare Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Invacare Corporation

We have audited Invacare Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Invacare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting” which is included in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Invacare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2008 of Invacare Corporation, and the financial statement schedule for the three years in the period ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

February 26, 2009

CONSOLIDATED STATEMENT OF OPERATIONS

INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Net sales	$1,755,694	$1,602,237	$1,498,035
Cost of products sold	1,266,802	1,155,933	1,080,965

Gross Profit	488,892	446,304	417,070
Selling, general and administrative expenses	398,254	366,846	373,846
Charges related to restructuring activities	2,949	9,591	17,277
Debt finance charges, interest and fees associated with debt refinancing	—	13,408	3,745
Asset write-downs related to goodwill and other intangibles	—	—	300,417
Interest expense	39,233	44,309	34,084
Interest income	(3,045)	(2,340)	(2,775)

Earnings (loss) before Income Taxes	51,501	14,490	(309,524)
Income taxes	12,950	13,300	8,250

Net Earnings (loss)	$38,551	$1,190	$(317,774)

Net Earnings (loss) per Share—Basic	$1.21	$.04	$(10.00)

Weighted Average Shares Outstanding—Basic	31,902	31,840	31,789

Net Earnings (loss) per Share—Assuming Dilution	$1.21	$.04	$(10.00)

Weighted Average Shares Outstanding—Assuming Dilution	31,953	31,927	31,789

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

INVACARE CORPORATION AND SUBSIDIARIES

	December 31, 2008	December 31, 2007
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$47,516	$62,200
Marketable securities	72	255
Trade receivables, net	266,483	264,143
Installment receivables, net	4,267	4,057
Inventories, net	178,737	195,604
Deferred income taxes	2,051	2,478
Other current assets	51,932	62,348

Total Current Assets	551,058	591,085
Other Assets	60,451	91,662
Other Intangibles	84,766	104,736
Property and Equipment, net	143,512	169,376
Goodwill	474,686	543,183

Total Assets	$1,314,473	$1,500,042

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$119,633	$150,170
Accrued expenses	143,612	145,958
Accrued income taxes	3,054	5,973
Short-term debt and current maturities of long-term obligations	18,699	24,510

Total Current Liabilities	284,998	326,611
Long-Term Debt	460,121	513,342
Other Long-Term Obligations	88,826	106,046
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 32,449 and 32,126 issued in 2008 and 2007, respectively)—no par	8,119	8,034
Class B Common Shares (Authorized 12,000 shares; 1,111 and 1,112, issued and outstanding in 2008 and 2007, respectively)—no par	278	278
Additional paid-in-capital	156,267	147,295
Retained earnings	313,296	276,344
Accumulated other comprehensive earnings	50,789	164,969
Treasury shares (1,424 and 1,200 shares in 2008 and 2007, respectively)	(48,221)	(42,877)

Total Shareholders’ Equity	480,528	554,043

Total Liabilities and Shareholders’ Equity	$1,314,473	$1,500,042

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Operating Activities
Net earnings (loss)	$38,551	$1,190	$(317,774)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	43,744	43,717	39,892
Provision for losses on trade and installment receivables	14,284	11,927	37,711
Provision for deferred income taxes	1,420	6,030	4,285
Provision for other deferred liabilities	2,930	3,570	3,429
Provision for stock-based compensation	3,299	2,554	1,587
Loss on disposals of property and equipment	145	1,686	2,219
Debt finance charges, interest and fees associated with debt refinancing	—	13,408	—
Write down of goodwill and intangibles	—	—	300,417
Changes in operating assets and liabilities:
Trade receivables	(15,031)	1,469	(4,035)
Installment sales contracts, net	(3,788)	(8,348)	(5,997)
Inventories	(292)	14,542	(15,932)
Other current assets	4,754	31,377	(25,043)
Accounts payable	(20,440)	(18,298)	22,857
Accrued expenses	5,479	(15,661)	18,414
Other long-term liabilities	1,359	(10,063)	424

Net Cash Provided by Operating Activities	76,414	79,100	62,454
Investing Activities
Purchases of property and equipment	(19,957)	(20,068)	(21,789)
Proceeds from sale of property and equipment	211	501	2,298
Business acquisitions, net of cash acquired	(8,420)	(5,496)	(15,296)
(Increase) decrease in other investments	(65)	155	252
(Increase) decrease in other long-term assets	4,882	1,446	(850)
Other	864	1,404	939

Net Cash Used for Investing Activities	(22,485)	(22,058)	(34,446)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	356,261	699,001	872,549
Payments on revolving lines of credit, securitization facility and long-term borrowings	(417,182)	(754,002)	(846,100)
Proceeds from exercise of stock options	834	44	2,364
Payment of financing costs	—	(22,992)	—
Payment of dividends	(1,599)	(1,596)	(1,589)

Net Cash Provided (Used) by Financing Activities	(61,686)	(79,545)	27,224
Effect of exchange rate changes on cash	(6,927)	2,500	1,347

Increase (decrease) in cash and cash equivalents	(14,684)	(20,003)	56,579
Cash and cash equivalents at beginning of year	62,200	82,203	25,624

Cash and cash equivalents at end of year	$47,516	$62,200	$82,203

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

INVACARE CORPORATION AND SUBSIDIARIES

	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Unearned Compen- sation	Treasury Stock	Total
	(In thousands)
January 1, 2006 Balance	$7,925	$278	$139,942	$598,025	$47,480	$(1,692)	$(38,265)	$753,693
Cumulative effect adjustment, adoption of SAB 108, net of tax				(1,912)				(1,912)
Adjustment upon adoption of FAS 123R			(1,692)			1,692		—
Exercise of stock options	59		4,911				(4,314)	656
Non-qualified stock option expense			512					512
Restricted stock awards	29		1,046					1,075
Net loss				(317,774)				(317,774)
Foreign currency translation adjustments					64,386			64,386
Unrealized gains on cash flow hedges					2,303			2,303
Marketable securities holding loss					(41)			(41)

Total comprehensive loss								(251,126)
Adjustment to initially apply FASB Statement No. 158, net of tax					(14,940)			(14,940)
Dividends				(1,589)				(1,589)

December 31, 2006 Balance	8,013	278	144,719	276,750	99,188	—	(42,579)	486,369
Exercise of stock options	1		42					43
Non-qualified stock option expense			1,232					1,232
Restricted stock awards	20		1,302				(298)	1,024
Net earnings				1,190				1,190
Foreign currency translation adjustments					66,373			66,373
Unrealized loss on cash flow hedges					(3,334)			(3,334)
Defined benefit plans amortization of prior service costs and unrecognized losses					2,701			2,701
Marketable securities holding gain					41			41

Total comprehensive income								66,971
Dividends				(1,596)				(1,596)

December 31, 2007 Balance	8,034	278	147,295	276,344	164,969	—	(42,877)	554,043
Exercise of stock options	61		5,697				(5,011)	747
Non-qualified stock option expense			1,961					1,961
Restricted stock awards	24		1,314				(333)	1,005
Net earnings				38,551				38,551
Foreign currency translation adjustments					(124,361)			(124,361)
Unrealized loss on cash flow hedges					(387)			(387)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits					2,513			2,513
Plan amendment giving rise to prior service credit					12,455			12,455
Amounts arising during the year, primarily due to the addition of new participants					(4,287)			(4,287)
Marketable securities holding loss					(113)			(113)

Total comprehensive loss								(75,629)
Dividends				(1,599)				(1,599)

December 31, 2008 Balance	$8,119	$278	$156,267	$313,296	$50,789	$—	$(48,221)	$480,528

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

Goodwill and Other Intangibles: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) goodwill is subject to annual impairment testing. For purposes of the impairment test, the fair value of each reporting unit is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates. The fair values are then compared to the carrying value of the net assets of each reporting unit. No impairments were recognized in 2008 or 2007. As a result of reduced profitability in the NA/ HME operating segment and uncertainty associated with future market conditions, in 2006 the company recorded

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Policies—Continued

impairment charges related to goodwill and an intangible asset in this segment of $294,656,000 and $160,000, respectively, in addition, an impairment charge of $5,601,000 was recorded related to the intangible asset recorded associated with NeuroControl, which is included in Other in the segment disclosure, at December 31, 2006.

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

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and indications from the third-party actuary. Additional reserves, in excess of the specific individual case reserves, are provided for incurred but not reported claims based upon actuarial valuations at the time such valuations are conducted. Historical claims experience and other assumptions are taken into consideration by the third-party actuary to assist the company in estimating the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, that the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government indices used to trend losses and exposures are appropriate. Estimates made are adjusted on a regular basis and can be impacted by actual loss award settlements on claims. While actuarial analysis is used to help determine adequate reserves, the company accepts responsibility for the determination and recording of adequate reserves in accordance with accepted loss reserving standards and practices.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Policies—Continued

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

Research and Development: Research and development costs are expensed as incurred and included in cost of products sold. The company’s annual expenditures for product development and engineering were approximately $24,764,000, $22,491,000 and $22,146,000 for 2008, 2007 and 2006, respectively.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The company has a co-op advertising program in which the company reimburses customers up to 50% of their costs of qualifying advertising expenditures. Invacare product and brand logos must appear in all advertising. Invacare requires customers to submit proof of advertising with their claims for reimbursement. The company’s cost of the program is included in SG&A expense in the consolidated statement of operations at the time the liability is estimated. Reimbursement is made on an annual basis and within 3 months of submission and approval of the documentation. The company receives monthly reporting from those in the program of their qualified advertising dollars spent and accrues based upon information received. Advertising expenses amounted to $16,224,000, $17,529,000 and $20,869,000 for 2008, 2007 and 2006, respectively, the majority of which is incurred for advertising in the United States.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Policies—Continued

as of, January 1, 2006 based upon grant-date fair value as calculated for previously presented pro forma footnote disclosures in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation. The amounts of stock-based compensation expense recognized were as follows (in thousands):

	2008	2007	2006
Stock-based compensation expense recognized as part of selling, general and administrative expense	$3,299	$2,554	$1,587

The amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan. Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company’s Business Segment Note to the Consolidated Financial Statements.

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

The company is a party to interest rate swap agreements that qualify as cash flow hedges and effectively convert floating-rate debt to fixed-rate debt, so the company can avoid the risk of changes in market interest rates. Until the company refinanced its debt in February 2007, the company was also a party to interest rate swap agreements that qualified as fair value hedges and effectively converted fixed-rate debt to floating-rate debt, so the company could avoid paying higher than market interest rates. The company recognized net losses of $2,684,000, $394,000 and $696,000 in 2008, 2007 and 2006, respectively related to its swap agreements, which is reflected in interest expense on the consolidated statement of operations.

To protect against increases/decreases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the company utilizes foreign currency forward contracts to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The company recognized a net loss of $26,000 in 2008, a net gain of $451,000 in 2007 and a net loss of $240,000 in 2006 on foreign currency cash flow hedges. The gains and losses are included in cost of products sold and selling, general and administrative expenses on the consolidated statement of operations.

The company recognized no gain or loss related to hedge ineffectiveness or discontinued cash flow hedges. If it is later determined that a hedged forecasted transaction is unlikely to occur, any gains or losses on the forward contracts would be reclassified from other comprehensive income into earnings. The company does not

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Policies—Continued

expect this to occur during the next twelve months. The company has historically not recognized any ineffectiveness related to forward contract cash flow hedges because the company generally limits it hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The company adopted SFAS 161 effective January 1, 2009 and is currently evaluating the effect that the adoption will have on our 2009 financial statement disclosures.

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

Net Earnings Per Share: Basic earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding during the year. Diluted earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding plus the effects of dilutive stock options and awards outstanding during the year. Diluted earnings per share can potentially be impacted by the convertible notes should the conditions be met to make the notes convertible.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Policies—Continued

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

In September, 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 (FAS 157), Fair Value Measurements, which created a framework for measuring fair value, clarified the definition of fair value and expanded the disclosures regarding fair value measurements. FAS 157 did not require any new fair value measurements. The company adopted the new standard as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis and the adoption had no material impact on the company’s financial position, results of operations or cash flows. For assets and liabilities measured at fair value on a nonrecurring basis, such as goodwill and intangibles, the company elected to adopt as of January 1, 2009 the provisions of FAS 157 as allowed pursuant to FASB Staff Position 157-2, Effective Date of FASB Statement No. 157. The adoption of FAS 157 for assets and liabilities measured at fair value on a nonrecurring basis had no material impact on the company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141R), which changed the accounting for business acquisitions. SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes principles and requirements as to how an acquirer should recognize and measure in its financial statements the assets acquired, liabilities assumed, any non-controlling interest and goodwill acquired. SFAS 141R also requires expanded disclosure regarding the nature and financial effects of a business combination. The company adopted SFAS 141R as of January 1, 2009 and the adoption had no material impact on the company’s financial position, results of operations or cash flows. SFAS 141R could have a material impact on the company’s financial statements in future periods if the company completes significant acquisitions in the future.

On May 9, 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion. The FASB believed this clarification was needed because the accounting being applied for convertible debt does not fully reflect the true economic impact on the issuer since the conversion option is not captured as a borrowing cost and its full dilutive effect is not included in earnings per share. The FSP requires separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate. The company had to bifurcate a component of its convertible debt as a component of stockholders’ equity and will accrete the resulting debt discount as interest expense. The company adopted FSP APB 14-1 effective January 1, 2009 and as a result the company expects that reported interest expense will increase and net earnings will decrease by approximately $4,142,000 in 2009. FSP APB 14-1 requires retrospective application upon adoption and accordingly, amounts for 2008 and 2007 will be restated in the 2009 financial statements. The impact on 2008 and 2007 will be to increase reported interest expense and decrease reported earnings by $3,695,000 ($0.12 per share) and $2,904,000 ($0.09 per share), respectively.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the company’s receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the company has seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($18,048,000 in 2008 and $39,135,000 in 2007) is based primarily on management’s evaluation of the financial condition of the customer. The company’s allowance for uncollectible accounts contemplates the increased collectability risk resulting from changes in Medicare reimbursement regulations, specifically changes to the qualification processes and reimbursement levels of power wheelchairs. The company has reviewed the accounts receivables associated with many of its customers that are most exposed to these issues. The company is also working with certain of its customers in an effort to help them reduce costs, including product line consolidations and introduction of simplified pricing. In addition, the company has also implemented tighter credit policies with many of these accounts. In the fourth quarter of 2008, the company wrote-off $15,868,000 in installment receivables and $5,856,000 in trade accounts receivable which the company determined could not be collected and for which allowances had been previously provided. The write-offs were associated with a customer against whom the company initiated foreclosure proceedings in May 2008 and with respect to which the court issued a foreclosure order in September 2008, which allowed the company to recover a limited amount of what was owed.

Until February 2007, the company utilized a 364-day $100 million accounts receivable securitization facility which was entered into on September 30, 2005. The Receivables Purchase Agreement (the “Receivables Agreement”), provided for, among other things, the transfer from time to time by Invacare and certain of its subsidiaries of ownership interests of certain domestic accounts receivable on a revolving basis to the bank conduit, an asset-backed issuer of commercial paper, and/or the financial institutions named in the Receivables Agreement. Pursuant to the Receivables Agreement, the company and certain of its subsidiaries from time to time could transfer accounts receivable to Invacare Receivables Corporation (IRC), a special purpose entity and subsidiary of Invacare. IRC would then transfer interests in the receivables to the Conduit and/or the financial institutions named in the Receivables Agreement and receive funds from the conduit and/or the financial institutions raised through the issuance of commercial paper (in its own name) by the conduit and/or the financial institutions.

In accordance with U.S. Generally Accepted Accounting Principles (GAAP), Invacare accounted for the transaction as a secured borrowing. Borrowings under the facility were effectively repaid as receivables were collected, with new borrowings created as additional receivables were sold. As of December 31, 2006, Invacare had $71,750,000 in borrowings pursuant to the securitization facility at a borrowing rate of approximately 6.1% in 2006. In February 2007, the accounts receivable securitization facility was terminated and thus the company has no borrowings outstanding as of December 31, 2007 or 2008 associated with the facility.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Receivables—Continued

Installment receivables as of December 31, 2008 and 2007 consist of the following (in thousands):

	2008			2007
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$5,549	$9,568	$15,117	$4,404	$30,560	$34,964
Less:
Unearned interest	(129)	—	(129)	(100)	(3,176)	(3,276)
Allowance for doubtful accounts	(1,153)	(3,889)	(5,042)	(247)	(3,578)	(3,825)

	$4,267	$5,679	$9,946	$4,057	$23,806	$27,863

In addition, as a result of the company’s third party financing arrangement, management monitors the collection status of the contracts with De Lage Landen, Inc. for which the company has a limited recourse obligation and provides amounts necessary for estimated losses in the allowance for doubtful accounts. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

Inventories

Inventories as of December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007
Finished goods	$99,486	$116,808
Raw materials	64,493	63,815
Work in process	14,758	14,981

	$178,737	$195,604

Other Current Assets

Other current assets as of December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007
Value added taxes receivable	$22,062	$22,808
Recoverable income taxes	6,460	11,219
Prepaids and other current assets	23,410	28,321

	$51,932	$62,348

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment as of December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007
Machinery and equipment	$308,532	$308,904
Land, buildings and improvements	90,410	97,478
Furniture and fixtures	25,041	33,204
Leasehold improvements	15,720	16,390

	439,703	455,976
Less allowance for depreciation	(296,191)	(286,600)

	$143,512	$169,376

Acquisitions

In March 2008, Invacare Corporation acquired the assets of Naylor Medical Sales & Rentals, Inc. (Naylor) a Tennessee corporation specializing in rentals for $2,152,000, which was paid in cash. In October 2008, Invacare Corporation purchased a billing company operating as Homecare Collection Services (HCS) for $6,268,000. Both of these acquisitions were made to expand the company’s services business. The company’s results of operations include the results of Naylor and HCS since their respective dates of acquisition. Pursuant to the HCS purchase agreement, the company agreed to pay contingent consideration based upon earnings before interest, taxes and depreciation over the three years subsequent to the acquisition up to a maximum of $3,000,000. When the contingencies related to both of the acquisitions are settled, any additional consideration paid will increase the respective purchase price and reported goodwill.

On November 27, 2007, Invacare Corporation acquired RoadRunner Mobility, Inc., a Texas corporation and a leading repairer of power wheelchairs supporting the equipment service needs of the Medicare beneficiary through a national network of service centers and service technicians for $5,496,000 in cash. The company’s results of operations include the results of RoadRunner Mobility, Inc. since the date of the acquisition.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The carrying amount of goodwill by operating segment is as follows (in thousands):

	North America / HME	Invacare Supply Group	Institutional Products Group	Europe	Asia/ Pacific	Consolidated
Balance at January 1, 2007	$—	$23,541	$18,107	$416,952	$31,829	$490,429
Acquisitions	2,822	—	—	—	—	2,822
Foreign currency translation adjustments	—	—	3,318	42,155	5,431	50,904
Purchase accounting adjustments	—	—	—	(972)	—	(972)

Balance at December 31, 2007	2,822	23,541	21,425	458,135	37,260	543,183
Acquisitions	6,195	—	—	—	—	6,195
Foreign currency translation adjustments	—	—	(3,914)	(62,742)	(7,240)	(73,896)
Purchase accounting adjustments	145	(468)	—	1,239	(1,712)	(796)

Balance at December 31, 2008	$9,162	$23,073	$17,511	$396,632	$28,308	$474,686

As a result of the Naylor and HCS acquisitions in 2008, additional goodwill of $6,195,000 was recorded, which is deductible for tax purposes. As a result of the RoadRunner Mobility, Inc. acquisition in 2007, additional goodwill of $2,822,000 was recorded, which is deductible for tax purposes.

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

The company utilizes a discounted cash flow method model to analyze reporting units for impairment in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days’ sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta, a small cap stock adjustment and company specific risk premiums. The assumptions used are based on a market participant’s point of view and yielded discount rates between 8.90% and 9.90% in 2008 compared to 9.25% and 10.25% in 2007. While no impairment was indicated in 2008 for any reporting units, a future potential impairment is possible for any of the company’s reporting units should actual results differ materially from forecasted results.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill—Continued

The 2006 impairment of goodwill in the NA/HME operating segment was primarily the result of reduced government reimbursement levels and changes in reimbursement policies, which negatively affected revenues and profitability in the NA/HME operating segment. The changes announced by the Centers for Medicare and Medicaid Services, or “CMS,” affected eligibility, documentation, codes, and payment rules relating to power wheelchairs impacted the predictability of reimbursement of expenses for and access to power wheelchairs and created uncertainty in the market place, thus decreasing purchases. NA/HME sales of respiratory products were also negatively affected as small and independent provider sales declined as these dealers slowed their purchases of the company’s HomeFill® oxygen delivery system product line, in part, until they had a clearer view of future oxygen reimbursement levels. Furthermore, a study issued by the Office of Inspector General or “OIG,” in September 2006 suggested that $3.2 billion in savings could be achieved over five years by reducing the reimbursed rental period from three years to thirteen months. The uncertainty created by these announcements negatively impacted the home oxygen equipment market, particularly for those providers considering changing to the HomeFill™ oxygen delivery system.

Other Intangibles

All of the company’s other intangible assets have definite lives and continue to be amortized over their useful lives, except for $30,934,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2007 to December 31, 2008 were primarily the result of foreign currency translation. The company’s intangibles consist of the following (in thousands):

	December 31, 2008		December 31, 2007
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer Lists	$72,155	$28,526	$77,329	$21,238
Trademarks	30,934	—	36,505	—
License agreements	5,494	4,688	4,559	4,335
Developed Technology	6,698	1,942	7,316	1,425
Patents	6,761	4,790	6,909	4,313
Other	8,890	6,220	8,650	5,221

	$130,932	$46,166	$141,268	$36,532

Intangibles recorded as the result of acquisitions during 2008 were as follows (in thousands):

	Fair Value	Weighted Average Amortization Period
Customer lists	$889	7 years
Other	253	3 years

Total	$1,142

Amortization expense related to other intangibles was $9,634,000, $8,985,000 and $9,311,000 for 2008, 2007 and 2006, respectively. Estimated amortization expense for each of the next five years is expected to be $8,762,000 for 2009, $8,437,000 in 2010, $8,055,000 in 2011, $7,367,000 in 2012 and $6,597,000 in 2013. Amortized intangibles are being amortized on a straight-line basis for periods from 3 to 20 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangibles—Continued

In accordance with SFAS No. 142, the company reviews intangibles for impairment. For purposes of the impairment test, the fair value of each unamortized intangible is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates. The fair values are then compared to the carrying value of the intangible. For amortized intangibles, the forecasted undiscounted cash flows were compared to the carrying value, and if impairment results, the impairment is measured based on the estimated fair value of the intangibles. As a result of the company’s 2008 intangible impairment review, there was no impairment to any intangible assets. As a result of the company’s 2006 intangible impairment review, an impairment charge of $160,000 was recorded associated with a trade name, which is part of the NA/HME segment and a charge of $5,601,000 was recorded related to the intangible asset recorded associated with NeuroControl, which is included in Other in the segment disclosure. See Investment in Affiliated Company in the Notes to the Consolidated Financial Statements included in this report below. The company has recorded a material amount of intangibles as the result of acquisitions which may become impaired if performance assumptions, primarily related to sales and operating cash flows estimates, made at the time of originally valuing the intangibles are not achieved.

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

Until the fourth quarter of 2007, the company consolidated NeuroControl, a company whose product is focused on the treatment of post-stroke shoulder pain in the United States. Certain of the company’s officers and directors (or their affiliates) had small minority equity ownership positions in NeuroControl. Based on the provisions of FIN 46 and the company’s analysis, the company had consolidated this investment on a prospective basis since January 1, 2005 and recorded an intangible asset for patented technology of $7,003,000. The other beneficial interest holders have no recourse against the company.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Current Liabilities

Accrued expenses as of December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007
Accrued salaries and wages	$40,819	$41,851
Accrued taxes other than income taxes, primarily Value Added Taxes	24,684	29,721
Accrued warranty cost	16,798	16,616
Accrued interest	11,792	11,926
Accrued freight	15,076	10,036
Accrued rebates	3,567	7,420
Accrued legal and professional	3,135	3,927
Accrued product liability, current portion	4,024	3,556
Accrued insurance	2,466	2,071
Accrued severance	773	1,224
Accrued derivative liability	4,456	78
Other accrued items, principally trade accruals	16,022	17,532

	$143,612	$145,958

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

Changes in accrued warranty costs were as follows (in thousands):

	2008	2007
Balance as of January 1	$16,616	$15,165
Warranties provided during the period	11,705	10,253
Settlements made during the period	(12,364)	(9,538)
Changes in liability for pre-existing warranties during the period, including expirations	841	736

Balance as of December 31	$16,798	$16,616

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt

Debt as of December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007
$250,000,000 term loan facility at 2.25% above local interbank offered rates (LIBOR), expires February 12, 2013	$160,000	$197,500
$150,000,000 revolving credit facility at 2.25% above LIBOR, expires February 12, 2012	—	19,488
$175,000,000 senior notes at 9.75%, due in February 2015	173,193	172,896
$135,000,000 convertible senior subordinated debentures at 4.125%, due in February 2027	135,000	135,000
Other notes and lease obligations	10,627	12,968

	478,820	537,852
Less current maturities of long-term debt	(18,699)	(24,510)

	$460,121	$513,342

On February 12, 2007, the company completed a new financing program which provided the company with total capacity of approximately $710 million, the net proceeds of which were used to refinance substantially all of the company’s then existing indebtedness and pay related fees and expenses. The refinancing was made necessary, in part, because on November 6, 2006, the company determined that it was in violation of a financial covenant contained in three Note Purchase Agreements between the company and various institutional lenders (the “Note Purchase Agreements”). The Note Purchase Agreements related to an aggregate principal amount of $330 million in long-term debt of the company. The financial covenant limited the ratio of consolidated debt to consolidated operating cash flow. The company believed the limit was exceeded as a result of borrowings by the company in early October, 2006 under its $500 million credit facility dated January 14, 2005 with various banks (the “Credit Facility”). The violation of the covenant under the Note Purchase Agreements also may have constituted a default under both the Credit Facility and the company’s separate $100 million trade receivables securitization facility (collectively, all of these loan facilities are referred to as the “Loan Facilities”). The company obtained the necessary waivers of the covenants that were violated.

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

The company also completed the sale of $175,000,000 principal amount of its 9.75% Senior Notes due 2015 to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The notes are unsecured senior obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, and pay interest at 9.75% per annum on each February 15 and August 15. The net proceeds to the company from the offering of the notes, after deducting the initial purchasers’ discount and the offering expenses payable by the company, were approximately $167,000,000.

Also, as part of the refinancing, the company completed the sale of $135,000,000 principal amount of its Convertible Senior Subordinated Debentures due 2027 to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The debentures are unsecured senior subordinated obligations of the company

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt—Continued

guaranteed by substantially all of the company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the company, or a combination of cash and common shares of the company, subject to certain conditions, and at the company’s discretion. The debentures allow the company to satisfy the conversion using any combination of cash or stock. The company intends to satisfy the accreted value of the debentures using cash. Assuming adequate cash on hand at the time of conversion, the company also intends to satisfy the conversion spread using cash, as opposed to stock. The company includes the dilutive effect of shares necessary to settle the conversion spread in the Net Earnings (loss) per Share – Assuming Dilution calculation unless such amounts are antidilutive. The initial conversion rate is 40.3323 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $24.79 per share. Holders of the debentures can convert the debt to common stock if the company’s common stock price is at a level in excess of $32.23, a 30% premium to the initial conversion price for at least 20 trading days during a period of 30 consecutive trading days preceding the date on which the notice of conversion is given. The debentures are redeemable at the company’s option, subject to specified conditions, on or after February 6, 2012 through and including February 1, 2017, and at the company’s option after February 1, 2017. On February 1, 2017 and 2022 and upon the occurrence of certain circumstances, holders have the right to require the company to repurchase all or some of their debentures. The company evaluated the terms of the call, redemption and conversion features under the applicable accounting literature, including SFAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and determined that the features did not require separate accounting as derivatives. The net proceeds to the company from the offering of the debentures after deducting the estimated offering expenses payable by the company, were approximately $132,300,000.

The notes, debentures and common shares issuable upon conversion of the debentures have been registered under the Securities Act.

On March 31, 2006, the company and the other parties to its $500 million Credit Facility dated as of January 12, 2005, entered into certain amendments to the Agreement which among other things: (i) amended the definitions of Adjusted EBITDA and EBIT under the Credit Facility to clarify the treatment of restructuring costs under the Credit Facility, and (ii) amended the definition of Consolidated Interest Expense under the Credit Facility to exclude any interest accrued under any Trade Receivables Securitization Transaction permitted pursuant to Section 5.2(n) of the Credit Facility. The debt outstanding related to the $500 million Credit Facility was repaid in full as part of the refinancing completed on February 12, 2007.

There were no borrowings denominated in foreign currencies as of December 31, 2008 compared to an aggregated $19,488,000 at December 31, 2007. As of December 31, 2008 and 2007, the weighted average floating interest rate on borrowings was 6.95% and 7.18%, respectively.

The company’s borrowing arrangements contain covenants with respect to, among other items, maximum amount of debt, minimum loan commitments, interest coverage, dividend payments, working capital, and debt to EBITDA, as defined in the company’s bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements. Under the most restrictive covenant of the company’s borrowing arrangements as of December 31, 2008, the company had the capacity to borrow up to an additional $150,000,000.

In July 2007, the company entered into cash flow hedges that exchanged the LIBOR variable rate on $125,000,000 of term loan debt for a fixed rate of 5.0525% and in November 2007 exchanged the LIBOR variable rate on $30,000,000 of term loan debt for a fixed rate of 3.95%. In December 2006, $50,000,000 in fair

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt—Continued

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

The aggregate minimum maturities of long-term debt for each of the next five years are as follows: $18,699,000 in 2009, $3,361,000 in 2010, $3,368,000 in 2011, $3,338,000 in 2012, and $3,384,000 in 2013. The 2009 payment amount includes estimated additional mandatory payment of $15,328,000 as required by the company’s credit facility based upon 2008 excess cash flow as defined in the agreement. Interest paid on borrowings was $40,547,000, $42,053,000 and $28,723,000 in 2008, 2007 and 2006, respectively.

Other Long-Term Obligations

Other long-term obligations as of December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007
Supplemental Executive Retirement Plan liability	$24,293	$33,496
Product liability	19,734	17,580
Deferred income taxes	25,664	28,824
Other, principally deferred compensation	19,135	26,146

Total long-term obligations	$88,826	$106,046

Leases and Commitments

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2008, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2024. Lease expenses were approximately $23,363,000 in 2008, $22,229,000 in 2007, and $21,302,000 in 2006.

The amount of buildings and equipment capitalized in connection with capital leases was $14,752,000 and $16,595,000 at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, accumulated amortization was $4,179,000 and $3,789,000, respectively, which is included in depreciation expense.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases and Commitments—Continued

Future minimum operating and capital lease commitments as of December 31, 2008, are as follow (in thousands):

Year	Capital Leases	Operating Leases
2009	$1,818	$21,067
2010	1,501	14,100
2011	1,448	8,696
2012	1,353	4,504
2013	1,334	3,125
Thereafter	7,500	4,964

Total future minimum lease payments	14,954	$56,456

Amounts representing interest	(4,381)

Present value of minimum lease payments	$10,573

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

The company sponsors a Deferred Compensation Plus Plan covering certain employees, which provides for elective deferrals and the company retirement deferrals so that the total retirement deferrals equal amounts that would have contributed to the company’s principal retirement plans if it were not for limitation imposed by income tax regulations. Contribution expense for the above plans in 2008, 2007 and 2006 was $6,140,000, $5,455,000, and $5,514,000, respectively.

The company also sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. The projected benefit obligation related to this unfunded plan was $24,717,000 and $33,920,000 at December 31, 2008 and 2007, respectively, and the accumulated benefit obligation was $24,323,000 and $22,842,000 at December 31, 2008 and 2007, respectively. The projected benefit obligations were calculated using a salary increase of 4% at both December 31, 2008 and 2007. The assumed discount rate for both 2008 and 2007 was 6.0% based upon the discount rate on high-quality fixed-income investments without adjustment. The retirement age was 65 for both 2008 and 2007. Expense for the plan in 2008, 2007 and 2006 was $2,391,000, $3,031,000, and $2,861,000, respectively of which $1,294,000, $1,520,000, and $1,407,000 was related to interest cost with the remaining portion related to service costs, prior service costs and other gains/losses. Benefit payments in 2008, 2007 and 2006 were $424,000, $424,000 and $952,000, respectively.

Effective December 31, 2008, the SERP was amended, in part to comply with IRS Section 409A. As a result of the amendment, the plan became a defined benefit cash balance plan for all non-retirees and thus future payments by the company will be made based upon a cash balance formula with interest credited at 6%. The plan continues to be unfunded with individual hypothetical accounts maintained for each participant. Future company expense will be equal to the hypothetical contributions made for each participant plus the crediting of interest. As

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Retirement and Benefit Plans—Continued

a result of the plan amendment, a prior service credit of $12,455,000 was recorded in Accumulated Other Comprehensive Income. The prior service credit will be amortized consistent with the amortization of the unrealized losses previously recognized in Accumulated Other Comprehensive Income under FAS 158. The company has determined that amortization of each of these components will offset annually and thus the net expense reported by the company will be equal to the company’s contributions.

In 2005, the company began sponsoring a Death Benefit Only Plan for certain key executives that provides a benefit equal to three times the participant’s final earnings should the participant’s death occur while an employee and a benefit equal to one times the participant’s final earnings upon the participant’s death after normal retirement or post-employment. Expense for the plan in 2008, 2007 and 2006 was $121,000, $281,000, and $252,000, respectively of which $72,000, $254,000, and $221,000 was related to service cost and accrual adjustments with the remaining portion related to interest costs. There were no benefit payments in 2008, 2007 or 2006.

Accumulated other comprehensive income associated with the SERP and Death Benefit Only Plan (Defined Benefit Plans) was $1,558,000 and $12,239,000 as of December 31, 2008 and 2007, respectively for a net change of ($10,681,000) with $2,513,000 in net periodic benefit costs recognized during the year.

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

The 2003 Performance Plan (the “2003 Plan”) allows the Compensation Committee of the Board of Directors (the “Committee”) to grant up to 3,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock). The 1994 Performance Plan (the “1994 Plan”), as amended, expired in 2004 and allowed the Compensation Committee of the Board of Directors (the “Committee”) to grant up to 5,500,000 Common Shares. The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards. During 2008, 2007 and 2006, the Committee granted 701,594, 503,096 and 522,152, respectively, in non-qualified stock options for a term of ten years at the fair market value of the company’s Common Shares on the date of grant under the 2003 Plan. There were no stock appreciation rights outstanding at December 31, 2008, 2007 or 2006.

Restricted stock awards for 96,800, 80,320, and 115,932 shares were granted in years 2008, 2007 and 2006 without cost to the recipients. The 2008 weighted average fair value of the 2008 restricted stock awards was $25.42. The restricted stock awards vest ratably over the four years after the award date. There were 51,130 restricted stock awards with a weighted average fair value of $28.01 that vested in 2008 and 18,336 restricted stock awards with a weighted average fair value of $28.45 that were forfeited in 2008. At December 31, 2008

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholders’ Equity Transactions—Continued

and 2007, there were 204,567 and 175,294 shares, respectively for restricted stock awards that were unvested. Unearned restricted stock compensation of $4,505,000 in 2008, $3,904,000 in 2007 and $3,512,000 in 2006, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period. Compensation expense of $1,338,000, $1,322,000 and $1,075,000 was recognized in 2008, 2007 and 2006, respectively, related to restricted stock awards granted since 2001.

The 2003 Plan and the 1994 Performance Plan have provisions that allow employees to exchange mature shares to pay the exercise price and surrender shares for the options to cover the minimum tax withholding obligation. Under these provisions, the company acquired treasury shares of approximately 224,000 for $5,334,000 in 2008, 14,000 for $298,000 in 2007 and 128,000 for $4,314,000 in 2006.

The following table summarizes information about stock option activity for the three years ended December 31, 2008, 2007 and 2006:

	2008	Weighted Average Exercise Price	2007	Weighted Average Exercise Price	2006	Weighted Average Exercise Price
Options outstanding at January 1	4,732,965	$30.02	4,724,651	$30.68	4,776,162	$31.57
Granted	701,594	24.82	503,096	23.26	522,152	23.87
Exercised	(243,982)	23.60	(1,875)	23.32	(231,448)	24.61
Canceled	(280,030)	33.89	(492,907)	29.45	(342,215)	36.83

Options outstanding at December 31	4,910,547	$29.37	4,732,965	$30.02	4,724,651	$30.68

Options price range at December 31	$10.70 to		$16.03 to		$16.03 to
	$47.80		$47.80		$47.80
Options exercisable at December 31	3,654,689		3,895,458		4,216,624
Options available for grant at December 31*	746,320		1,354,431		1,784,033

*	Options available for grant as of December 31, 2008 reduced by net restricted stock award activity of 291,762.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 12/31/08	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/08	Weighted Average Exercise Price
$ 10.70 – $16.03	31,822	2.6 years	$12.15	8,680	$16.03
$ 16.31 – $24.43	1,953,284	4.1	$22.21	1,380,940	$21.96
$ 25.13 – $36.40	1,698,733	5.5	$29.08	1,038,361	$30.97
$ 37.70 – $47.80	1,226,708	5.7	$41.61	1,226,708	$41.61

Total	4,910,547	5.0	$29.37	3,654,689	$31.10

The plans provide that shares granted come from the company’s authorized but unissued Common Shares or treasury shares. In addition, the company’s stock-based compensation plans allow participants to exchange shares for withholding taxes, which results in the company acquiring treasury shares. Pursuant to the plans, the Committee has established that the majority of the 2008 grants may not be exercised within one year from the

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholders’ Equity Transactions—Continued

date granted and options must be exercised within ten years from the date granted. Accordingly, the assumption regarding the stock options issued in 2008, 2007 and 2006 was that 25% of such options vested in the year following issuance. The stock options awarded during such years provided a four-year vesting period whereby options vest equally in each year. The 2008, 2007 and 2006 expense may be adjusted for forfeitures of awards that will not vest because service or employment requirements have not been met.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007	2006
Expected dividend yield	.21%	.20%	.93%
Expected stock price volatility	31.5%	29.2%	29.5%
Risk-free interest rate	2.65%	4.31%	4.71%
Expected life in years	3.7	3.9	4.4
Forfeiture percentage	5.7%	8.0%	16.5%

Expected stock price volatility is calculated at each date of grant based on historical stock prices for a period of time commensurate with the expected life of the option. The weighted-average fair value of options granted during 2008, 2007 and 2006 was $6.91, $7.01 and $7.87, respectively. The weighted-average remaining contractual life of options outstanding at December 31, 2008, 2007 and 2006 was 5.0, 5.0 and 5.3 years, respectively. The weighted-average contractual life of options exercisable at December 31, 2008 was 3.6 years. The total intrinsic value of stock awards exercised in 2008, 2007 and 2006 was $263,000, $3,000 and $1,792,170, respectively. As of December 31, 2008, the intrinsic value of all options outstanding and of all options exercisable was $112,000 and zero, respectively.

The exercise of stock awards in 2008, 2007 and 2006 resulted in cash received by the company totaling $834,000, $44,000 and $2,364,000 for each period, respectively with no tax benefits for any period. The total fair value of awards vested during 2008, 2007 and 2006 was $1,771,000, $975,000 and zero, respectively. The vesting amount in 2006 was zero as vesting occurs 25% annually, thus none of the 2006 grants vested during 2006 and there were no previous grants to vest due to the acceleration of vesting of previous awards in 2005.

As of December 31, 2008, there was $12,599,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested options and shares, which includes $4,505,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years. Prior to the adoption of SFAS 123R, the company presented all tax benefit deductions resulting from the exercise of stock options as a component of operating cash flows in the Consolidated Statement of Cash Flows. In accordance with SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options is classified as a component of financing cash flows.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholders’ Equity Transactions—Continued

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

Capital Stock

Capital stock activity for 2008, 2007 and 2006 consisted of the following (in thousands of shares):

	Common Stock Shares	Class B Shares	Treasury Shares
January 1, 2006 Balance	31,695	1,112	(1,058)
Exercise of stock options	240	—	(128)
Stock awards	116	—	—

December 31, 2006 Balance	32,051	1,112	(1,186)
Exercise of stock options	2	—	—
Stock awards	73	—	(14)

December 31, 2007 Balance	32,126	1,112	(1,200)
Conversion of Class B to Common	1	(1)	—
Exercise of stock options	242	—	(204)
Stock awards	80	—	(20)

December 31, 2008 Balance	32,449	1,111	(1,424)

Stock awards for 8,000 shares were cancelled in 2007. Stock option exercises in 2006 include deferred share activity, which increased common shares by 9,000 shares and treasury shares by 4,000 shares.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Earnings (Loss)

The components of other comprehensive earnings (loss) are as follows (in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Plans	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Balance at January 1, 2006	$48,294	$701	$—	$(1,515)	$47,480
Foreign currency translation adjustments	64,386				64,386
Unrealized loss on available for sale securities		(63)			(63)
Deferred tax benefit relating to unrealized loss on available for sale securities		22			22
Adjustment to initially apply FASB Statement No. 158			(14,940)		(14,940)
Deferred tax benefit resulting from adjustment to initially apply FASB Statement No. 158			5,229		5,229
Valuation reserve resulting from adjustment to initially apply FASB Statement No. 158			(5,229)		(5,229)
Current period unrealized gain on cash flow hedges, net of reclassifications				3,543	3,543
Deferred tax liability relating to unrealized gain on derivative financial instruments				(1,240)	(1,240)

Balance at December 31, 2006	112,680	660	(14,940)	788	99,188
Foreign currency translation adjustments	66,373				66,373
Unrealized gain on available for sale securities		63			63
Deferred tax liability relating to unrealized gain on available for sale securities		(22)			(22)
Defined benefit plan amortization of prior service costs and unrecognized losses			2,701		2,701
Deferred tax expense resulting from Defined benefit plan amortization of prior service costs and unrecognized losses			(945)		(945)
Valuation reserve reduction resulting from amortization of prior service costs and unrecognized losses related to Defined benefit plans			945		945
Current period unrealized loss on cash flow hedges, net of reclassifications				(3,786)	(3,786)
Deferred tax benefits relating to unrealized loss on derivative financial instruments				452	452

Balance at December 31, 2007	179,053	701	(12,239)	(2,546)	164,969
Foreign currency translation adjustments	(124,361)				(124,361)
Unrealized loss on available for sale securities		(113)			(113)
Deferred tax liability relating to unrealized gain on available for sale securities		40			40
Valuation reserve reduction relating to unrealized gain on available for sale securities		(40)			(40)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized losses			2,513		2,513
Plan amendment giving rise to prior service credit			12,455		12,455
Amounts arising during the year, primarily due to the addition of new participants			(4,287)		(4,287)
Deferred tax expense resulting from amortization of prior service costs and unrecognized losses, prior service credit and other amounts arising during the year			(3,738)		(3,738)
Valuation reserve reduction resulting from amortization of prior service costs and unrecognized losses, prior service credit and other amounts arising during the year			3,738		3,738
Current period unrealized loss on cash flow hedges, net of reclassifications				(470)	(470)
Deferred tax benefits relating to unrealized loss on derivative financial instruments				83	83

Balance at December 31, 2008	$54,692	$588	$(1,558)	$(2,933)	$50,789

A net loss of $26,000 in 2008, a net gain of $450,000 in 2007 and a net loss of $240,000 in 2006 were reclassified into earnings related to derivative instruments designated and qualifying as cash flow hedges.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

To date, the company has made substantial progress on its restructuring activities, including exiting facilities and eliminating positions through December 31, 2008, which resulted in restructuring charges of $4,766,000, $11,408,000, $21,250,000 and $7,533,000 in 2008, 2007, 2006 and 2005, respectively, of which $1,817,000, $1,817,000, $3,973,000 and $238,000, respectively is recorded in cost of products sold as it relates to inventory markdowns. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded as of December 31, 2008 during 2009. A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
January 1, 2006 Balance
NA/HME	$2,130	$—	$—	$—	$2,130
ISG	112	—	165	—	277
Europe	799	—	—	—	799
Asia/Pacific	63	—	—	—	63

Total	$3,104	$—	$165	$—	$3,269

Accruals
NA/HME	5,549	2,719	1,346	—	9,614
ISG	457	552	—	—	1,009
IPG	38	—	—	—	38
Europe	5,208	455	—	2,995	8,658
Asia/Pacific	621	557	745	8	1,931

Total	$11,873	$4,283	$2,091	$3,003	$21,250

Payments
NA/HME	(6,320)	(682)	(789)	—	(7,791)
ISG	(403)	(552)	(165)	—	(1,120)
IPG	(38)	—	—	—	(38)
Europe	(2,273)	(455)	—	(2,995)	(5,723)
Asia/Pacific	(684)	(557)	(623)	(8)	(1,872)

Total	$(9,718)	$(2,246)	$(1,577)	$(3,003)	$(16,544)

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Charges Related to Restructuring Activities—Continued

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2006 Balance
NA/HME	1,359	2,037	557	—	3,953
ISG	166	—	—	—	166
Europe	3,734	—	—	—	3,734
Asia/Pacific	—	—	122	—	122

Total	$5,259	$2,037	$679	$—	$7,975

Accruals
NA/HME	3,705	178	(19)	—	3,864
ISG	67	—	—	—	67
IPG	19	—	98	55	172
Europe	862	386	—	3,247	4,495
Asia/Pacific	1,258	1,253	299	—	2,810

Total	$5,911	$1,817	$378	$3,302	$11,408

Payments
NA/HME	(4,362)	(2,183)	(172)	—	(6,717)
ISG	(228)	—	—	—	(228)
IPG	(19)	—	(98)	(55)	(172)
Europe	(4,591)	(386)	—	(3,202)	(8,179)
Asia/Pacific	(746)	(1,253)	(382)	—	(2,381)

Total	$(9,946)	$(3,822)	$(652)	$(3,257)	$(17,677)

December 31, 2007 Balance
NA/HME	702	32	366	—	1,100
ISG	5	—	—	—	5
Europe	5	—	—	45	50
Asia/Pacific	512	—	39	—	551

Total	$1,224	$32	$405	$45	$1,706

Accruals
NA/HME	217	—	(15)	—	202
ISG	—	1,598	—	—	1,598
IPG	—	—	115	—	115
Europe	1,371	208	—	649	2,228
Asia/Pacific	522	11	90	—	623

Total	$2,110	$1,817	$190	$649	$4,766

Payments
NA/HME	(693)	(31)	(195)	—	(919)
ISG	(5)	(1,598)	—	—	(1,603)
IPG	—	—	(115)	—	(115)
Europe	(829)	(208)	—	(574)	(1,611)
Asia/Pacific	(1,034)	(11)	(129)	—	(1,174)

Total	$(2,561)	$(1,848)	$(439)	$(574)	$(5,422)

December 31, 2008 Balance
NA/HME	226	1	156	—	383
Europe	547	—	—	120	667

Total	$773	$1	$156	$120	$1,050

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Earnings (loss) before income taxes consist of the following (in thousands):

	2008	2007	2006
Domestic	$(6,444)	$(40,369)	$(349,144)
Foreign	57,945	54,859	39,620

	$51,501	$14,490	$(309,524)

The company has provided for income taxes (benefits) as follows (in thousands):

	2008	2007	2006
Current:
Federal	$560	$(2,340)	$(12,815)
State	(600)	1,430	750
Foreign	11,570	8,180	16,030

	11,530	7,270	3,965
Deferred:
Federal	190	3,230	11,695
Foreign	1,230	2,800	(7,410)

	1,420	6,030	4,285

Income Taxes	$12,950	$13,300	$8,250

A reconciliation to the effective income tax rate from the federal statutory rate follows:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	(35.0)%
State and local income taxes, net of federal income tax benefit	(.8)	6.4	0.2
Tax credits	(2.8)	(37.9)	(0.1)
Foreign taxes at less than the federal statutory rate excluding valuation allowances	(14.8)	(92.4)	(2.0)
Asset write-downs related to goodwill and other intangibles, without tax benefit	—	—	30.2
Federal and foreign valuation allowance	6.1	176.2	9.3
Variable interest entity without tax	—	(12.3)	.9
Withholding taxes	1.5	9.0	.5
Compensation	.6	10.4	—
Dividends	3.7	—	—
Life Insurance	2.2	(4.4)	(.1)
Foreign branch activity	(6.8)	(20.3)	(1.1)
Other, net	1.2	22.1	(.1)

	25.1%	91.8%	2.7%

Included in 2007 foreign deferred tax expense is a $7,820,000 benefit related to a tax rate change in Germany corresponding to the reduction of the company’s net German deferred tax liability.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—Continued

At December 31, 2008, total deferred tax assets were $112,287,000, total deferred tax liabilities were $38,756,000 and the tax valuation allowance total was $97,144,000 for a net deferred income tax liability of $23,613,000 compared to total deferred tax assets of $105,321,000, total deferred tax liabilities of $41,945,000 and a tax valuation allowance total of $89,722,000 for a net deferred income tax liability of $26,346,000 at December 31, 2007. Significant components of deferred income tax assets and liabilities at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Current deferred income tax assets (liabilities), net:
Loss carryforwards	$1,307	$2,345
Bad debt	6,721	13,575
Warranty	4,121	3,837
State and local taxes	(1,768)	(1,441)
Other accrued expenses and reserves	1,690	1,759
Inventory	2,320	2,557
Compensation and benefits	2,821	3,228
Product liability	292	292
Valuation allowance	(16,877)	(25,446)
Other, net	1,424	1,772

	$2,051	$2,478

Long-term deferred income tax assets (liabilities), net:
Goodwill & intangibles	(21,995)	(25,329)
Fixed assets	(14,993)	(13,441)
Compensation and benefits	14,875	15,943
Loss and credit carryforwards	49,758	39,374
Product liability	4,429	4,511
State and local taxes	21,557	16,128
Valuation allowance	(80,267)	(64,276)
Other, net	972	(1,734)

	$(25,664)	$(28,824)

Net Deferred Income Taxes	$(23,613)	$(26,346)

At December 31, 2008, the company had domestic federal loss carryforwards of $51,840,000 of which $32,255,000 expires in 2027 and $19,585,000 expires in 2028, domestic charitable contribution carryforwards of $1,325,000 which expire from 2011 to 2013, federal foreign tax loss carryforwards of approximately $33,350,000 of which $22,670,000 are non-expiring, $580,000 expire in 2011, $4,965,000 expire in 2012, and $5,135,000 expire in 2026 to 2028. The loss carryforward amounts include $3,115,000 of remaining federal foreign loss carryforwards associated with 2004 acquisitions. At December 31, 2008 the company also had a $12,760,000 domestic capital loss carryforward of which $8,960,000 expires in 2011 and $3,800,000 expires in 2012 and $413,900,000 of domestic state and local tax loss carryforwards, of which $182,115,000 expire between 2009 and 2012, $87,130,000 expire between 2013 and 2022 and $144,655,000 expire after 2022, all of which are fully offset by valuation allowances. The company has domestic federal tax credit carryforwards of $13,675,000 of which $11,300,000 expire between 2014 and 2018 and $2,375,000 expire between 2025 and 2028.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—Continued

The company recorded a valuation allowance for its domestic net deferred tax assets due to the domestic loss recognized in 2006, 2007 and 2008 and based upon near term domestic projections. During 2007 and 2008, the company also recorded valuation allowances for certain foreign country net deferred tax assets where recent performance results in a three year cumulative loss and near term projections indicate it is more likely than not that the deferred tax assets will not be realized. The company made income tax payments of $10,564,000, $1,060,000 and $14,370,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

The company adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2008 and 2007, the company had a liability for uncertain tax positions, excluding interest and penalties of $6,400,000 and $8,085,000, respectively. The company does not believe there will be a material change in its unrecognized tax positions over the next twelve months.

The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $6,400,000 and $8,085,000 at December 31, 2008 and 2007, respectively.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance at beginning of year	$8,085	$8,785
Additions to:
Positions taken during the current year	360	236
Positions taken during a prior year	40	338
Deductions due to:
Exchange rate impact	(260)	—
Positions taken during the current year	(10)	(3)
Positions taken during a prior year	(85)	(37)
Settlements with taxing authorities	(1,370)	(966)
Lapse of statute of limitations	(360)	(268)

Balance at end of year	$6,400	$8,085

The Company recognizes interest and penalties associated with uncertain tax positions in income tax expense. During 2008, 2007 and 2006 the (benefit) provision for interest and penalties was ($155,000), $840,000 and $150,000, respectively. The Company had approximately $2,625,000 and $2,865,000 of accrued interest and penalties as of December 31, 2008 and 2007, respectively.

The company and its subsidiaries file income tax returns in the U.S. and certain foreign jurisdictions. The company is subject to U.S. federal income tax examinations for calendar years ending 2003 to 2008, and is subject to various U.S. state income tax examinations for similar periods. With regards to foreign income tax jurisdictions, the company is generally subject to examinations for the periods 2003 to 2008.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Earnings Per Common Share

The following table sets forth the computation of basic and diluted net earnings per common share.

	2008	2007	2006
	(In thousands except per share data)
Basic
Average common shares outstanding	31,902	31,840	31,789
Net earnings (loss)	$38,551	$1,190	$(317,774)
Net earnings (loss) per common share	$1.21	$.04	$(10.00)
Diluted
Average common shares outstanding	31,902	31,840	31,789
Stock options	51	87	—

Average common shares assuming dilution	31,953	31,927	31,789
Net earnings (loss)	$38,551	$1,190	$(317,774)
Net earnings (loss) per common share	$1.21	$.04	$(10.00)

At December 31, 2008, 2007, and 2006, 4,337,838, 4,232,589 and 4,724,651 shares associated with stock options, respectively were excluded from the average common shares assuming dilution, as they were anti-dilutive. In 2008, the majority of the anti-dilutive shares were granted at an exercise price of $25.79, which was higher than the average fair market value price of $20.99 for 2008. In 2007, the majority of the anti-dilutive shares were granted at an exercise price of $23.71, which was higher than the average fair market value price of $21.35 for 2007. In 2006, all of the shares associated with stock options were anti-dilutive because of the company’s loss.

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. Prior to December 2000, the company financed equipment to certain customers. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $33,318,000 at December 31, 2008 to DLL for events of default under the contracts, which total $91,588,000 at December 31, 2008. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability of $850,000 for this guarantee obligation within accrued expenses. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with SFAS No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Financial Instruments

In September, 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 (FAS 157), Fair Value Measurements, which created a framework for measuring fair value, clarified the definition of fair value and expanded the disclosures regarding fair value measurements. FAS 157 did not require any new fair value measurements. The company adopted the new standard as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis and the adoption had no material impact on the company’s financial position, results of operations or cash flows. For assets and liabilities measured at fair value on a nonrecurring basis, such as goodwill and intangibles, the company elected to adopt as of January 1, 2009 the provisions of FAS 157 as allowed pursuant to FASB Staff Position 157-2, Effective Date of FASB Statement No. 157. The adoption of FAS 157 for assets and liabilities measured at fair value on a nonrecurring basis had no material impact on the company’s financial position, results of operations or cash flows.

Pursuant to FAS 157, the inputs used to derive the fair value of assets and liabilities are analyzed and assigned a level I, II or III priority, with level I being the highest and level III being the lowest in the hierarchy. Level I inputs are quoted prices in active markets for identical assets or liabilities. Level II inputs are quoted prices for similar assets or liabilities in active markets: quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets. Level III inputs are based on valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

	December 31, 2008	Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
		Level I	Level II	Level III
Marketable Securities	$72	$72	$—	$—
Forward Exchange Contracts—net	(306)	—	(306)	—
Interest Rate Swaps	(2,737)	—	(2,737)	—

Total	$(2,971)	$72	$(3,043)	$—

Marketable Securities: The company’s marketable securities are recorded based on quoted prices in active markets multiplied by the number of shares owned without any adjustments for transactional costs or other costs that may be incurred to sell the securities.

Interest Rate Swaps: The company is a party to interest rate swap agreements, which are entered into in the normal course of business, to reduce exposure to fluctuations in interest rates. The agreements are with major financial institutions, which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The agreements are contracts to exchange floating rate payments for fixed rate payments without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the interest rate swap agreements are accrued consistent with the terms of the agreements and market interest rates. Fair value for the company’s interest rate swaps are

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Financial Instruments—Continued

based on pricing models in which all significant inputs, such as interest rates and yield curves, are observable in active markets. The company believes that the fair values reported would not be materially different from the amounts that would be realized upon settlement.

The gains and losses that result from the company’s current cash flow hedge interest rate swaps are recognized as part of interest expense. Swap assets are recorded in either Other Current Assets or Other Assets, while swap liabilities are recorded in Accrued Expenses or Other Long-Term Obligations in the Consolidated Balance Sheets.

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

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The company recognized a net loss of $26,000 in 2008, a net gain of $451,000 in 2007 and a net loss of $240,000 in 2006. Gains or losses recognized as the result of the settlement of forward contracts are recognized in cost of products sold for hedges of inventory transactions or selling, general and administrative expenses for other hedged transactions. The company’s forward contracts are included in Other Current Assets or Accrued Expenses in the Consolidated Balance Sheets.

The company’s forward contract hedged positions were as follows as of December 31, 2008 (in thousands):

	Notional Amount	Unrealized Gain (Loss)
EUR / USD	$20,478	$(1,194)
AUD / USD	7,062	(405)
EUR / GBP	3,230	645
EUR / NZD	4,752	(489)
NZD / USD	7,331	(276)

Total	$42,853	$(1,719)

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Financial Instruments—Continued

The carrying amounts and fair values of the company’s financial instruments at December 31, 2008 and 2007 are as follows (in thousands):

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$47,516	$47,516	$62,200	$62,200
Marketable securities	72	72	255	255
Other investments	8,657	8,657	8,605	8,605
Installment receivables	9,946	9,946	27,863	27,863
Long-term debt (including current maturities of long-term debt)	478,820	374,143	537,852	556,743
Interest rate swaps	(2,737)	(2,737)	(2,495)	(2,495)
Forward contracts in Other Current Assets	1,413	1,413	—	—
Forward contracts in Accrued Expenses	(1,719)	(1,719)	(78)	(78)

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

Long-term debt: Fair values for the company’s senior notes and convertible debt are based on quoted market prices as of year end, while the term loan and revolving credit facility fair values are based upon the company’s estimate of the market for similar borrowing arrangements.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Segments—Continued

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

Reclassifications were made to the company’s segment disclosures including reclassification of revenues and earnings (loss) before income tax amounts for 2007 to be consistent with 2008 presentation. The reclassification increased sales and earnings before taxes in NA/HME and decreased sales and earnings before taxes in Institutional Products Group by approximately $1,000,000, respectively.

The information by segment is as follows (in thousands):

	2008	2007	2006
Revenues from external customers
North America/HME	$741,502	$669,364	$676,326
Invacare Supply Group	265,818	256,993	228,236
Institutional Products Group	99,662	87,967	93,455
Europe	553,845	498,109	430,427
Asia/Pacific	94,867	89,804	69,591

Consolidated	$1,755,694	$1,602,237	$1,498,035

Intersegment revenues
North America/HME	$56,826	$47,698	$51,081
Invacare Supply Group	527	265	102
Institutional Products Group	2,668	1,151	—
Europe	12,482	10,394	12,599
Asia/Pacific	31,132	29,793	39,757

Consolidated	$103,635	$89,301	$103,539

Depreciation and amortization
North America/HME	$19,478	$20,109	$18,433
Invacare Supply Group	377	375	383
Institutional Products Group	1,670	1,818	1,888
Europe	17,198	15,904	14,533
Asia/Pacific	4,987	5,494	4,645
All Other(1)	34	17	10

Consolidated	$43,744	$43,717	$39,892

Net interest expense (income)
North America/HME	$22,240	$24,620	$16,530
Invacare Supply Group	3,531	3,443	3,158
Institutional Products Group	3,865	4,377	3,852
Europe	6,027	8,808	8,398
Asia/Pacific	525	721	(629)

Consolidated	$36,188	$41,969	$31,309

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Segments—Continued

	2008	2007	2006
Earnings (loss) before income taxes
North America/HME	$28,267	$11,821	$(310,162)
Invacare Supply Group	2,192	3,198	3,291
Institutional Products Group	6,725	(227)	4,789
Europe	37,757	36,170	26,077
Asia/Pacific	(361)	(6,750)	(7,318)
All Other(1)	(23,079)	(29,722)	(26,201)

Consolidated	$51,501	$14,490	$(309,524)

Assets
North America/HME	$359,364	$385,532	$430,121
Invacare Supply Group	88,540	88,106	90,086
Institutional Products Group	33,491	44,806	43,918
Europe	683,870	804,677	751,502
Asia/Pacific	90,062	104,297	98,737
All Other(1)	59,146	72,624	76,087

Consolidated	$1,314,473	$1,500,042	$1,490,451

Long-lived assets
North America/HME	$99,709	$119,866	$101,464
Invacare Supply Group	24,312	24,853	25,163
Institutional Products Group	28,103	34,880	31,374
Europe	517,319	610,074	563,479
Asia/Pacific	43,163	56,024	50,760
All Other(1)	50,809	63,260	62,453

Consolidated	$763,415	$908,957	$834,693

Expenditures for assets
North America/HME	$6,590	$7,138	$9,478
Invacare Supply Group	506	148	853
Institutional Products Group	962	813	828
Europe	6,311	7,669	8,041
Asia/Pacific	5,567	4,272	2,559
All Other(1)	21	28	30

Consolidated	$19,957	$20,068	$21,789

(1)	Consists of un-allocated corporate selling, general and administrative costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments. In addition, the “All other” earnings (loss) before income taxes includes debt finance charges, interest and fees associated with debt refinancing and the gain (loss) associated with a consolidated variable interest entity.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Segments—Continued

Net sales by product, are as follows (in thousands):

	2008	2007	2006
North America/HME
Rehab	$284,793	$268,756	$272,517
Standard	280,662	242,186	239,540
Respiratory	145,627	128,654	141,531
Other	30,420	29,768	22,738

	$741,502	$669,364	$676,326

Invacare Supply Group
Distributed	$265,818	$256,993	$228,236

Institutional Products Group
Continuing Care	$99,662	$87,967	$93,455

Europe
Standard	$306,264	$291,574	$252,335
Rehab	232,384	195,182	170,138
Respiratory	15,197	11,353	7,954

	$553,845	$498,109	$430,427

Asia/Pacific
Rehab	$45,536	$41,310	$39,027
Standard	22,768	20,655	13,070
Respiratory	8,763	8,980	7,111
Other	17,800	18,859	10,383

	$94,867	$89,804	$69,591

Total Consolidated	$1,755,694	$1,602,237	$1,498,035

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Guarantor Information—Continued

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2008
Net sales	$368,574	$683,773	$776,405	$(73,058)	$1,755,694
Cost of products sold	274,948	547,193	517,861	(73,200)	1,266,802

Gross Profit	93,626	136,580	258,544	142	488,892
Selling, general and administrative expenses	112,554	117,195	157,639	10,866	398,254
Charge related to restructuring activities	217	—	2,732	—	2,949
Income (loss) from equity investee	83,013	48,405	5,518	(136,936)	—
Interest expense—net	27,479	(1,065)	9,774	—	36,188

Earnings (loss) before Income Taxes	36,389	68,855	93,917	(147,660)	51,501
Income taxes (benefit)	(2,162)	194	14,918	—	12,950

Net Earnings (loss)	$38,551	$68,661	$78,999	$(147,660)	$38,551

Year ended December 31, 2007
Net sales	$332,668	$629,217	$701,990	$(61,638)	$1,602,237
Cost of products sold	255,852	503,130	458,616	(61,665)	1,155,933

Gross Profit	76,816	126,087	243,374	27	446,304
Selling, general and administrative expenses	105,678	113,828	147,340	—	366,846
Charge related to restructuring activities	3,365	7	6,219	—	9,591
Charges, interest and fees associated with debt refinancing	13,329	—	79	—	13,408
Income (loss) from equity investee	83,802	43,067	5,055	(131,924)	—
Interest expense—net	28,111	707	13,151	—	41,969

Earnings (loss) before Income Taxes	10,135	54,612	81,640	(131,897)	14,490
Income taxes	8,945	471	3,884	—	13,300

Net Earnings (loss)	$1,190	$54,141	$77,756	$(131,897)	$1,190

Year ended December 31, 2006
Net sales	$342,614	$615,163	$613,237	$(72,979)	$1,498,035
Cost of products sold	265,844	486,469	401,584	(72,932)	1,080,965

Gross Profit	76,770	128,694	211,653	(47)	417,070
Selling, general and administrative expenses	103,167	113,922	156,757	—	373,846
Charge related to restructuring activities	5,597	637	11,043	—	17,277
Charges, interest and fees associated with debt refinancing	3,745	—	—	—	3,745
Asset write-downs related to goodwill and other intangibles	300,257	160	—	—	300,417
Income (loss) from equity investee	32,382	23,012	3,077	(58,471)	—
Interest expense—net	17,025	10,177	4,107	—	31,309

Earnings (loss) before Income Taxes	(320,639)	26,810	42,823	(58,518)	(309,524)
Income taxes (benefit)	(2,865)	1,422	9,693	—	8,250

Net Earnings (loss)	$(317,774)	$25,388	$33,130	$(58,518)	$(317,774)

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Guarantor Information—Continued

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$10,920	$2,284	$34,312	$—	$47,516
Marketable securities	72	—	—	—	72
Trade receivables, net	114,961	56,037	101,301	(5,816)	266,483
Installment receivables, net	—	1,559	2,708	—	4,267
Inventories, net	49,243	37,320	93,586	(1,412)	178,737
Deferred income taxes	—	—	2,051	—	2,051
Other current assets	15,210	6,358	30,364	—	51,932

Total Current Assets	190,406	103,558	264,322	(7,228)	551,058
Investment in subsidiaries	1,350,463	683,148	—	(2,033,611)	—
Intercompany advances, net	191,209	844,433	66,851	(1,102,493)	—
Other Assets	53,793	5,425	1,233	—	60,451
Other Intangibles	2,778	9,722	72,266	—	84,766
Property and Equipment, net	52,632	9,753	81,127	—	143,512
Goodwill	4,975	24,293	445,418	—	474,686

Total Assets	$1,846,256	$1,680,332	$931,217	$(3,143,332)	$1,314,473

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$59,779	$12,734	$47,120	$—	$119,633
Accrued expenses	50,034	24,208	75,186	(5,816)	143,612
Accrued income taxes	500	—	2,554	—	3,054
Short-term debt and current maturities of long-term obligations	17,793	—	906	—	18,699

Total Current Liabilities	128,106	36,942	125,766	(5,816)	284,998
Long-Term Debt	450,742	—	9,379	—	460,121
Other Long-Term Obligations	45,290	2,040	41,496	—	88,826
Intercompany advances, net	741,590	335,125	25,778	(1,102,493)	—
Total Shareholders’ Equity	480,528	1,306,225	728,798	(2,035,023)	480,528

Total Liabilities and Shareholders’ Equity	$1,846,256	$1,680,332	$931,217	$(3,143,332)	$1,314,473

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Guarantor Information—Continued

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$27,133	$1,773	$33,294	$—	$62,200
Marketable securities	255	—	—	—	255
Trade receivables, net	93,533	52,996	121,431	(3,817)	264,143
Installment receivables, net	—	1,841	2,216	—	4,057
Inventories, net	69,123	34,115	93,895	(1,529)	195,604
Deferred income taxes	—	—	2,478	—	2,478
Other current assets	20,693	6,489	36,438	(1,272)	62,348

Total Current Assets	210,737	97,214	289,752	(6,618)	591,085
Investment in subsidiaries	1,393,220	640,178	—	(2,033,398)	—
Intercompany advances, net	250,765	824,519	43,460	(1,118,744)	—
Other Assets	66,616	23,482	1,564	—	91,662
Other Intangibles	934	11,315	92,487	—	104,736
Property and Equipment, net	57,984	10,231	101,161	—	169,376
Goodwill	—	23,531	519,652	—	543,183

Total Assets	$1,980,256	$1,630,470	$1,048,076	$(3,158,760)	$1,500,042

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$68,786	$12,516	$68,868	$—	$150,170
Accrued expenses	48,332	18,284	84,431	(5,089)	145,958
Accrued income taxes	500	—	5,473	—	5,973
Short-term debt and current maturities of long-term obligations	23,500	—	1,010	—	24,510

Total Current Liabilities	141,118	30,800	159,782	(5,089)	326,611
Long-Term Debt	481,896	7	31,439	—	513,342
Other Long-Term Obligations	61,370	—	44,676	—	106,046
Intercompany advances, net	741,829	326,028	50,887	(1,118,744)	—
Total Shareholders’ Equity	554,043	1,273,635	761,292	(2,034,927)	554,043

Total Liabilities and Shareholders’ Equity	$1,980,256	$1,630,470	$1,048,076	$(3,158,760)	$1,500,042

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Guarantor Information—Continued

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2008
Net Cash Provided (Used) by Operating Activities	$33,365	$2,248	$51,667	$(10,866)	$76,414
Investing Activities
Purchases of property and equipment	(5,377)	(1,246)	(13,334)	—	(19,957)
Proceeds from sale of property and equipment	—	2	209	—	211
Business acquisitions, net of cash acquired	(6,268)	(2,152)	—	—	(8,420)
Increase in other investments	(65)	—	—	—	(65)
Decrease in other long-term assets	4,882	—	—	—	4,882
Other	(555)	1,666	(247)	—	864

Net Cash Used for Investing Activities	(7,383)	(1,730)	(13,372)	—	(22,485)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	334,680	—	21,581	—	356,261
Payments on revolving lines of credit, securitization facility and long-term borrowings	(376,110)	(7)	(41,065)	—	(417,182)
Proceeds from exercise of stock options	834	—	—	—	834
Payment of dividends	(1,599)	—	(10,866)	10,866	(1,599)

Net Cash Provided (Used) by Financing Activities	(42,195)	(7)	(30,350)	10,866	(61,686)
Effect of exchange rate changes on cash	—	—	(6,927)	—	(6,927)

Decrease in cash and cash equivalents	(16,213)	511	1,018	—	(14,684)
Cash and cash equivalents at beginning of year	27,133	1,773	33,294	—	62,200

Cash and cash equivalents at end of year	$10,920	$2,284	$34,312	$—	$47,516

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Guarantor Information—Continued

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2007
Net Cash Provided (Used) by Operating Activities	$(27,319)	$921	$99,498	$6,000	$79,100
Investing Activities
Purchases of property and equipment	(4,090)	(1,350)	(14,628)	—	(20,068)
Proceeds from sale of property and equipment	—	—	501	—	501
Business acquisitions, net of cash acquired	(5,496)	—	—	—	(5,496)
Decrease in other investments	155	—	—	—	155
Decrease in other long-term assets	1,446	—	—	—	1,446
Other	1,404	—	—	—	1,404

Net Cash Used for Investing Activities	(6,581)	(1,350)	(14,127)	—	(22,058)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	648,071	—	50,930	—	699,001
Payments on revolving lines of credit, securitization facility and long-term borrowings	(598,412)	—	(155,590)	—	(754,002)
Proceeds from exercise of stock options	44	—	—	—	44
Payment of dividends	(1,596)	—	—	—	(1,596)
Payment of financing costs	(22,992)	—	—	—	(22,992)
Capital contributions	—	—	6,000	(6,000)	—

Net Cash Provided (Used) by Financing Activities	25,115	—	(98,660)	(6,000)	(79,545)
Effect of exchange rate changes on cash	—	—	2,500	—	2,500

Decrease in cash and cash equivalents	(8,785)	(429)	(10,789)	—	(20,003)
Cash and cash equivalents at beginning of year	35,918	2,202	44,083	—	82,203

Cash and cash equivalents at end of year	$27,133	$1,773	$33,294	$—	$62,200

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Guarantor Information—Continued

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2006
Net Cash Provided (Used) by Operating Activities	$(15,229)	$21,057	$73,996	$(17,370)	$62,454
Investing Activities
Purchases of property and equipment	(6,974)	(2,440)	(12,375)	—	(21,789)
Proceeds from sale of property and equipment	—	11	2,287	—	2,298
Business acquisitions, net of cash acquired	—	—	(15,296)	—	(15,296)
(Increase) decrease in other investments	(7,604)	(3,000)	—	10,856	252
Increase in other long-term assets	(850)	—	—	—	(850)
Other	673	—	266	—	939

Net Cash Used for Investing Activities	(14,755)	(5,429)	(25,118)	10,856	(34,446)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	593,876	—	278,673	—	872,549
Payments on revolving lines of credit, securitization facility and long-term borrowings	(536,019)	(122)	(309,959)	—	(846,100)
Proceeds from exercise of stock options	2,364	—	—	—	2,364
Payment of dividends	(1,589)	(17,370)	—	17,370	(1,589)
Capital contributions	—	3,020	7,836	(10,856)	—

Net Cash Provided (Used) by Financing Activities	58,632	(14,472)	(23,450)	6,514	27,224
Effect of exchange rate changes on cash	—	—	1,347	—	1,347

Increase in cash and cash equivalents	28,648	1,156	26,775	—	56,579
Cash and cash equivalents at beginning of year	7,270	1,046	17,308	—	25,624

Cash and cash equivalents at end of year	$35,918	$2,202	$44,083	$—	$82,203

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interim Financial Information (unaudited)

	QUARTER ENDED (In thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2008
Net sales	$416,278	$447,152	$461,836	$430,428
Gross profit	113,208	124,173	130,931	120,580
Earnings before income taxes	5,683	10,007	15,586	20,225
Net earnings	3,093	6,257	11,661	17,540
Net earnings per share—basic	.10	.20	.37	.55
Net earnings per share—assuming dilution	.10	.20	.36	.55

	March 31,	June 30,	September 30,	December 31,
2007
Net sales	$374,905	$393,267	$407,303	$426,762
Gross profit	99,056	109,946	115,451	121,851
Earnings (loss) before income taxes	(15,104)	3,179	9,039	17,376
Net earnings (loss)	(17,504)	54	11,639	7,001
Net earnings (loss) per share—basic	(0.55)	.00	.37	.22
Net earnings (loss) per share—assuming dilution	(0.55)	.00	.36	.22

INVACARE CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	COL A.	COL B.	COL C.		COL D.
	Balance At Beginning of Period	Charged To Cost And Expenses	Additions (Deductions) Describe		Balance At End of Period
		(In thousands)
Year Ended December 31, 2008
Deducted from asset accounts—
Allowance for doubtful accounts	$42,960	$14,284	$(34,154	)(A)	$23,090
Inventory obsolescence reserve	12,501	8,469	(8,551	)(B)	12,419
Tax valuation allowances	89,722	4,430	2,992	(E)	97,144
Accrued warranty cost	16,616	12,546	(12,364	)(B)	16,798
Accrued product liability	21,136	8,083	(5,461	)(C)	23,758
Year Ended December 31, 2007
Deducted from asset accounts—
Allowance for doubtful accounts	$37,633	$11,927	$(6,600	)(A)	$42,960
Inventory obsolescence reserve	12,143	5,998	(5,640	)(B)	12,501
Investments and related notes receivable	8,339	—	(8,339	)(D)	—
Tax valuation allowances	50,273	25,537	13,912	(E)	89,722
Accrued warranty cost	15,165	10,989	(9,538	)(B)	16,616
Accrued product liability	22,631	8,360	(9,855	)(C)	21,136
Year Ended December 31, 2006
Deducted from asset accounts—
Allowance for doubtful accounts	$23,094	$37,711	$(23,172	)(A)	$37,633
Inventory obsolescence reserve	8,591	5,325	(1,773	)(B)	12,143
Investments and related notes receivable	8,339	—	—		8,339
Tax valuation allowances	7,100	28,785	14,388	(E)	50,273
Accrued warranty cost	15,583	9,834	(10,252	)(B)	15,165
Accrued product liability	20,949	6,813	(5,131	)(C)	22,631

Note (A)—Uncollectible accounts written off, net of recoveries.

Note (B)—Amounts written off or payments incurred.

Note (C)—Loss and loss adjustment.

Note (D)—Elimination of allowance for investments no longer reported in the consolidated balance sheet.

Note (E)—Other activity not affecting federal or foreign tax expense.