Form 10-Q
period 2009-05-07
INVACARE CORP
filed 2009-05-07
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One).   Large accelerated filer   X     Accelerated filer       Non-accelerated filer        (Do not check if a smaller reporting company)  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No     X

As of May 4, 2009, the registrant had 31,025,638 Common Shares and 1,109,685 Class B Common Shares outstanding.

INVACARE CORPORATION

Index

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2009	December 31, 2008

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$28,627	$47,516
Marketable securities	92	72
Trade receivables, net	263,412	266,483
Installment receivables, net	4,055	4,267
Inventories, net	181,498	178,737
Deferred income taxes	1,786	2,051
Other current assets	59,219	51,932
TOTAL CURRENT ASSETS	538,689	551,058

OTHER ASSETS	58,929	60,451
OTHER INTANGIBLES	81,737	84,766
PROPERTY AND EQUIPMENT, NET	136,538	143,512
GOODWILL	471,983	474,686
TOTAL ASSETS	$1,287,876	$1,314,473

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$123,002	$119,633
Accrued expenses	130,998	143,612
Accrued income taxes	1,097	3,054
Short-term debt and current maturities of long-term obligations	34,500	18,699
TOTAL CURRENT LIABILITIES	289,597	284,998

LONG-TERM DEBT	379,441	407,707
OTHER LONG-TERM OBLIGATIONS	89,450	88,826
SHAREHOLDERS' EQUITY
Preferred shares	-	-
Common shares	8,119	8,119
Class B common shares	278	278
Additional paid-in-capital	216,177	215,279
Retained earnings	308,695	306,698
Accumulated other comprehensive earnings	44,340	50,789
Treasury shares	(48,221)	(48,221)
TOTAL SHAREHOLDERS' EQUITY	529,388	532,942
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,287,876	$1,314,473

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Operations - (unaudited)

	Three Months Ended March 31,
(In thousands except per share data)	2009	2008
Net sales	$397,995	$416,278
Cost of products sold	289,527	303,070
Gross profit	108,468	113,208
Selling, general and administrative expense	94,133	97,695
Charge related to restructuring activities	776	511
Interest expense	9,553	10,901
Interest income	(441)	(698)
Earnings before income taxes	4,447	4,799
Income taxes	2,050	2,590
NET EARNINGS	$2,397	$2,209
DIVIDENDS DECLARED PER COMMON SHARE	.0125	.0125
Net earnings per share – basic	$0.08	$0.07
Weighted average shares outstanding - basic	31,931	31,875
Net earnings per share – assuming dilution	$0.08	$0.07
Weighted average shares outstanding - assuming dilution	31,933	31,995

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows - (unaudited)
	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES	(In thousands)
Net earnings	$2,397	$2,209
Adjustments to reconcile net earnings to net cash used by operating activities:
Amortization of convertible debt discount	992	884
Depreciation and amortization	9,728	11,008
Provision for losses on trade and installment receivables	3,804	2,358
Provision for other deferred liabilities	702	750
Benefit for deferred income taxes	(106)	(1,154)
Provision for stock-based compensation	897	665
Loss on disposals of property and equipment	203	111
Changes in operating assets and liabilities:
Trade receivables	(1,564)	(11,797)
Installment sales contracts, net	(911)	(2,016)
Inventories	(4,612)	(10,030)
Other current assets	(6,349)	(1,251)
Accounts payable	3,952	9,962
Accrued expenses	(11,442)	(18,604)
Other deferred liabilities	(205)	(1,550)
NET CASH USED BY OPERATING ACTIVITIES	(2,514)	(18,455)

INVESTING ACTIVITIES
Purchases of property and equipment	(3,171)	(6,539)
Proceeds from sale of property and equipment	15	26
Other long term assets	(162)	4,588
Other	(43)	(329)
NET CASH USED FOR INVESTING ACTIVITIES	(3,361)	(2,254)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term borrowings	96,243	97,062
Payments on revolving lines of credit and long-term debt and capital lease obligations	(108,678)	(96,571)
Proceeds from exercise of stock options	-	821
Payment of dividends	(400)	(399)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(12,835)	913
Effect of exchange rate changes on cash	(179)	621
Decrease in cash and cash equivalents	(18,889)	(19,175)
Cash and cash equivalents at beginning of period	47,516	62,200
Cash and cash equivalents at end of period	$28,627	$43,025

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated
Financial Statements
(Unaudited)
March 31, 2009

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

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and includes all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as March 31, 2009, the results of its operations for the three months ended March 31, 2009 and 2008, respectively, and changes in its cash flows for the three months ended March 31, 2009 and 2008, respectively.  Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 28 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company’s financial statements. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.  All significant intercompany transactions are eliminated.

Adoption of new Accounting Standard - On May 9, 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1) to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion.  FSP APB 14-1 requires separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate. Accordingly, the company had to bifurcate a component of its convertible debt as a component of stockholders’ equity ($59,012,000 as of retrospective adoption date of February 12, 2007) and will accrete the resulting debt discount as interest expense. The company adopted FSP APB 14-1 effective January 1, 2009 and, as a result, reported interest expense increased and net earnings decreased by $992,000 ($0.03 per share) and $884,000 ($0.03 per share) for the quarters ended March 31, 2009 and 2008, respectively and by $3,695,000 ($0.12 per share) and $2,904,000 ($0.09 per share) for the years 2008 and 2007, respectively.  The cumulative effect on retained earnings as of January 1, 2008, as a result of the adoption of FSP APB 14-1, was a reduction of $2,904,000.  FSP APB 14-1 required retrospective application upon adoption and accordingly, amounts for 2008 and 2007 will be restated in the 2009 financial statements. Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the presentation used for the period ended March 31, 2009 as the adoption of FSP APB 14-1 required the company to restate debt, equity and earnings as a result of the reclassification of convertible debt to equity and associated amortization of the convertible debt discount which is reflected in interest expense.

Reclassifications - Certain segment reclassifications have been made to the prior years’ consolidated financial statements to conform to the presentation used for the period ended March 31, 2009 as management changed how it views segment earnings.

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

Index

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

Earnings (loss) before income tax amounts for 2008 have been restated to reflect the amortization of the convertible debt discount recorded as a result of the company’s adoption of FSP APB 14-1.  As a result of the restatement, earnings before income taxes decreased by $884,000 for NA/HME and the consolidated company for the first quarter of 2008.  In addition, effective January 1, 2009, segment earnings before income taxes have been changed to reflect how management currently views earnings before income taxes for the segments.  Specifically, Asia/Pacific earnings before income taxes now includes profit on intercompany sales with an offsetting adjustment to All Other and NA/HME now includes a greater allocation of interest expense with an offsetting reduction for Europe.  The prior year has been reclassified to conform to the current year presentation. The information by segment is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues from external customers
North America / HME	$186,703	$175,781
Invacare Supply Group	65,313	65,256
Institutional Products Group	22,774	25,297
Europe	108,387	126,003
Asia/Pacific	14,818	23,941
Consolidated	$397,995	$416,278
Intersegment Revenues
North America / HME	$14,230	$13,077
Invacare Supply Group	91	76
Institutional Products Group	871	655
Europe	1,923	2,956
Asia/Pacific	8,335	8,191
Consolidated	$25,450	$24,955
Charge related to restructuring before income taxes
North America / HME	$218	$226
Invacare Supply Group	-	-
Institutional Products Group	171	-
Europe	286	226
Asia/Pacific	101	70
Consolidated	$776	$522
Earnings (loss) before income taxes
North America / HME	$4,719	$2,207
Invacare Supply Group	864	589
Institutional Products Group	2,482	998
Europe	3,600	6,177
Asia/Pacific	275	1,598
All Other *	(7,493)	(6,770)
Consolidated	$4,447	$4,799

“All Other” consists of un-allocated corporate selling, general and administrative costs, which do not meet the quantitative criteria for determining reportable segments.

Index

Net Earnings Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated (amounts in thousands, except per share amounts).

	Three Months Ended March 31,
	2009	2008
Basic
Average common shares outstanding	31,931	31,875

Net earnings	$2,397	$2,209

Net earnings per common share	$.08	$.07

Diluted
Average common shares outstanding	31,931	31,875
Stock options and awards	2	120
Average common shares assuming dilution	31,933	31,995

Net earnings	$2,397	$2,209

Net earnings per common share	$.08	$.07

At March 31, 2009, 4,498,538 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2009 as they were anti-dilutive.   For the three months ended March 31, 2009, the majority of the anti-dilutive shares were granted at exercise prices of $25.79 which was higher than the average fair market value prices of $16.56.   At March 31, 2008, 2,948,133 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2008 as they were anti-dilutive.   For the three months ended March 31, 2008, the majority of the anti-dilutive shares were granted at exercise prices of $41.87 which was higher than the average fair market value prices of $23.75.

Concentration of Credit Risk - The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. Prior to December 2000, the company financed equipment to certain customers. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $35,424,000 at March 31, 2009 to DLL for events of default under the contracts, which total $99,819,000 at March 31, 2009. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has a recorded a liability of $831,000 for this guarantee obligation within accrued expenses. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with SFAS No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

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

Index

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2008 to March 31, 2009 was entirely the result of foreign currency translation.

All of the company’s other intangible assets have definite lives and are amortized over their useful lives, except for $30,476,000 related to trademarks, which have indefinite lives.

As of March 31, 2009 and December 31, 2008, other intangibles consisted of the following (in thousands):

	March 31, 2009		December 31, 2008
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$71,768	$30,171	$72,155	$28,526
Trademarks	30,476	—	30,934	—
License agreements	5,488	4,770	5,494	4,688
Developed technology	6,692	2,061	6,698	1,942
Patents	6,670	4,899	6,761	4,790
Other	8,857	6,313	8,890	6,220
	$129,951	$48,214	$130,932	$46,166

Amortization expense related to other intangibles was $2,048,000 in the first three months of 2009 and is estimated to be $8,459,000 in 2010, $8,080,000 in 2011, $7,324,000 in 2012, $6,601,000 in 2013 and $6,000,000 in 2014.

Accounting for Stock-Based Compensation - The company accounts for share based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”). The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted since 2005 and the company continues to use a Black-Scholes valuation model. The amounts of stock-based compensation expense recognized were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Stock-based compensation expense recognized as part of selling, general and administrative expense	$897	$665

The 2009 and 2008 amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan.  Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company’s Business Segment Note to the Consolidated Financial Statements.

Stock Incentive Plans - The 2003 Performance Plan (the “2003 Plan”) allows the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to grant up to 3,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock).  The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards.  During the first three months of 2009, the Committee granted 8,858 non-qualified stock options with a term of ten years at the fair market value of the company’s Common Shares on the date of grant under the 2003 Plan.

Under the terms of the company’s outstanding restricted stock awards, all of the shares granted vest ratably over the four years after the grant date.  Compensation expense of $464,000 was recognized related to restricted stock awards in the first three months of 2009 and as of March 31, 2009, outstanding restricted stock awards totaling 200,067 were not yet vested.

Index

Stock option activity during the three months ended March 31, 2009 was as follows:
	2009	Weighted Average Exercise Price
Options outstanding at January 1	4,910,547	$29.38
Granted	8,858	18.62
Exercised	-	-
Canceled	(350,131)	24.31
Options outstanding at March 31	4,569,274	$29.71

Options price range at March 31	$10.70 to
	$47.80
Options exercisable at March 31	3,371,390
Options available for grant at March 31*	822,380

* Options available for grant as of March 31, 2009 are reduced by net restricted stock award activity of 287,263 shares.

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
	Number Outstanding	Average Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Prices	At 3/31/09	Contractual Life	Exercise Price	At 3/31/09	Exercise Price
$10.70 - $16.03	32,822	2.6 years	$12.23	8,680	$16.03
$16.31 - $24.43	1,657,280	4.5	$21.93	1,108,860	$21.51
$25.13 - $36.40	1,653,884	5.2	$29.03	1,028,562	$30.95
$37.70 - $47.80	1,225,288	5.5	$41.61	1,225,288	$41.61
Total	4,569,274	5.0	$29.71	3,371,390	$31.68

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

As of March 31, 2009, there was $11,357,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the company’s plans, which is related to non-vested options and shares, and includes $3,936,000 related to restricted stock awards.  The company expects the compensation expense to be recognized over approximately four years.

Warranty Costs - Generally, the company’s products are covered by warranties against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision.  No material adjustments to warranty reserves based on other events were necessary in the first three months of 2009.

Index

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2009	$16,798
Warranties provided during the period	3,306
Settlements made during the period	(2,719)
Changes in liability for pre-existing warranties during the period, including expirations	881
Balance as of March 31, 2009	$18,266

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

To date, the company has made substantial progress on its restructuring activities, including exiting manufacturing and distribution facilities and eliminating positions, which resulted in restructuring charges of $776,000 and $522,000 incurred in the first three months of 2009 and 2008, respectively, of which $0 and $11,000, respectively, were recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.  There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through March 31, 2009 during 2009.

A progression of the accruals by segment recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
January 1, 2006 Balance
NA/HME	$2,130	$—	$—	$—	$2,130
ISG	112	—	165	—	277
Europe	799	—	—	—	799
Asia/Pacific	63	—	—	—	63
Total	$3,104	$—	$165	$—	$3,269

Accruals
NA/HME	5,549	2,719	1,346	—	9,614
ISG	457	552	—	—	1,009
IPG	38	—	—	—	38
Europe	5,208	455	—	2,995	8,658
Asia/Pacific	621	557	745	8	1,931
Total	$11,873	$4,283	$2,091	$3,003	$21,250

Payments
NA/HME	(6,320)	(682)	(789)	—	(7,791)
ISG	(403)	(552)	(165)	—	(1,120)
IPG	(38)	—	—	—	(38)
Europe	(2,273)	(455)	—	(2,995)	(5,723)
Asia/Pacific	(684)	(557)	(623)	(8)	(1,872)
Total	$(9,718)	$(2,246)	$(1,577)	$(3,003)	$(16,544)

Index

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2006 Balance
NA/HME	1,359	2,037	557	—	3,953
ISG	166	—	—	—	166
Europe	3,734	—	—	—	3,734
Asia/Pacific	—	—	122	—	122
Total	$5,259	$2,037	$679	$—	$7,975

Accruals
NA/HME	3,705	178	(19)	—	3,864
ISG	67	—	—	—	67
IPG	19	—	98	55	172
Europe	862	386	—	3,247	4,495
Asia/Pacific	1,258	1,253	299	—	2,810
Total	$5,911	$1,817	$378	$3,302	$11,408

Payments
NA/HME	(4,362)	(2,183)	(172)	—	(6,717)
ISG	(228)	—	—	—	(228)
IPG	(19)	—	(98)	(55)	(172)
Europe	(4,591)	(386)	—	(3,202)	(8,179)
Asia/Pacific	(746)	(1,253)	(382)	—	(2,381)
Total	$(9,946)	$(3,822)	$(652)	$(3,257)	$(17,677)

December 31, 2007 Balance
NA/HME	702	32	366	—	1,100
ISG	5	—	—	—	5
Europe	5	—	—	45	50
Asia/Pacific	512	—	39	—	551
Total	$1,224	$32	$405	$45	$1,706

Accruals
NA/HME	217	—	(15)	—	202
ISG	—	1,598	—	—	1,598
IPG	—	—	115	—	115
Europe	1,371	208	—	649	2,228
Asia/Pacific	522	11	90	—	623
Total	$2,110	$1,817	$190	$649	$4,766

Payments
NA/HME	(693)	(31)	(195)	—	(919)
ISG	(5)	(1,598)	—	—	(1,603)
IPG	—	—	(115)	—	(115)
Europe	(829)	(208)	—	(574)	(1,611)
Asia/Pacific	(1,034)	(11)	(129)	—	(1,174)
Total	$(2,561)	$(1,848)	$(439)	$(574)	$(5,422)

Index

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2008 Balance
NA/HME	226	1	156	—	383
Europe	547	—	—	120	667
Total	$773	$1	$156	$120	$1,050

Accruals
NA/HME	218	—	—	—	218
IPG	171	—	—	—	171
Europe	134	—	—	152	286
Asia/Pacific	91	—	10	—	101
Total	$614	$—	$10	$152	$776

Payments
NA/HME	(318)	—	(31)	—	(349)
IPG	(10)	—	—	—	(10)
Europe	(550)	—	—	(181)	(731)
Asia/Pacific	(91)	—	(10)	—	(101)
Total	$(969)	$—	$(41)	$(181)	$(1,191)

March 31, 2009 Balance
NA/HME	126	1	125	—	252
IPG	161	—	—	—	161
Europe	131	—	—	91	222
Total	$418	$1	$125	$91	$635

Comprehensive Earnings (loss) - Total comprehensive earnings were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net earnings	$2,397	$2,209
Foreign currency translation gain (loss)	(8,797)	23,611
Unrealized gain (loss) on available for sale securities	14	(60)
SERP/DBO amortization of prior service costs and unrecognized losses	59	549
Current period unrealized gain (loss) on cash flow hedges	2,275	(2,542)
Total comprehensive earnings	$(4,052)	$23,767

 Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):

	March 31, 2009	December 31, 2008
Finished goods	$102,001	$99,486
Raw Materials	64,988	64,493
Work in Process	14,509	14,758
	$181,498	$178,737

Index

Property and Equipment - Property and equipment consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Machinery and equipment	$306,546	$308,532
Land, buildings and improvements	87,836	90,410
Furniture and fixtures	24,488	25,041
Leasehold improvements	15,568	15,720
	434,438	439,703
Less allowance for depreciation	(297,900)	(296,191)
	$136,538	$143,512

Acquisitions - In the first three months of 2009, the company made no acquisitions.  In October 2008, Invacare Corporation purchased a billing company operating as Homecare Collection Services (HCS) for $6,268,000. Pursuant to the HCS purchase agreement, the company agreed to pay contingent consideration based upon earnings before interest, taxes and depreciation over the three years subsequent to the acquisition up to a maximum of $3,000,000. When the contingency related to the acquisition is settled, any additional consideration paid will increase the respective purchase price and reported goodwill.

Derivatives - In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The company adopted SFAS 161 effective January 1, 2009.

Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (FAS 133R), requires companies to recognize all derivative instruments in the consolidated balance sheet as either assets or liabilities at fair value.  The accounting for changes in fair value of a derivative is dependent upon whether or not the derivative has been designated and qualifies for hedge accounting treatment and the type of hedging relationship.  For derivatives designated and qualifying as hedging instruments, the company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

Cash Flow Hedging Strategy
The company uses derivative instruments in an attempt to manage its exposure to commodity price risk, foreign currency exchange risk and interest rate risk.  Foreign exchange contracts are used to manage the price risk associated with forecasted sales denominated in foreign currencies and the price risk associated with forecasted purchases of inventory over the next twelve months.  Interest rate swaps are utilized to manage interest rate risk associated with the company’s fixed and floating-rate borrowings.

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

The company is a party to interest rate swap agreements that qualify as cash flow hedges and effectively convert floating-rate debt to fixed-rate debt, so the company can avoid the risk of changes in market interest rates.  The gains and or losses on interest rate swaps are reflected in interest expense on the consolidated statement of operations.  As of March 31, 2009, approximately 27% of the company’s debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements.

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

Index

The company has historically not recognized any ineffectiveness related to forward contract cash flow hedges because the company generally limits it hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature.  Forward contracts with a total notional amount in USD of $29,032,000 matured during the quarter ended March 31, 2009.

As of March 31, 2009, foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	Notional Amount	Unrealized Gain (Loss)
USD / AUD	$5,712	$(224)
USD / CAD	38,252	12
USD / EUR	25,740	1,171
USD / GBP	7,522	805
USD / NZD	7,977	1
USD / SEK	3,610	(257)
USD / MXN	7,521	48
EUR / CHF	3,812	20
EUR / GBP	2,242	251
EUR / SEK	8,334	(416)
EUR / NZD	6,972	(34)
GBP / CHF	715	12
GBP / SEK	1,932	(69)
NOK / CHF	2,288	35
NOK / SEK	926	(73)
	$123,555	$1,282

Fair Value Hedging Strategy
In 2009 and 2008, the company did not utilize any derivatives designated as fair value hedges.  However, the company has in the past utilized fair value hedges in the form of forward contracts to manage the foreign exchange risk associated with certain firm commitments and has entered into interest rate swaps to effectively convert fixed-rate debt to floating-rate debt in an attempt to avoid paying higher than market interest rates.  For derivative instruments designated and qualifying as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain loss on the hedged item associated with the hedged risk are recognized in the same line item associated with the hedged item in earnings.

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment
The company utilizes foreign currency forward or option contracts that do not qualify for hedge accounting treatment in an attempt to manage the risk associated with the conversion of earnings in foreign currencies into U.S. Dollars.  While these derivative instruments do not qualify for hedge accounting treatment in accordance with FAS 133R, these derivatives do provide the company with a means to manage the risk associated with currency translation.  These instruments are recorded at fair value in the consolidated balance sheet and any gains or losses are recorded as part of earnings in the current period.  No such contracts were outstanding and there was no material gain or loss recorded by the company for the quarter ended March 31, 2009 related to any derivatives not qualifying for hedge accounting treatment.

The company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with FAS 133R although they could qualify for hedge accounting treatment.  These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries.  The currency forward contracts are entered into at the same time the intercompany receivables or payables are created so that upon settlement the gain / loss on the settlement is offset by the gain / loss on the foreign currency forward contract.

Index

As of March 31, 2009, foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in the first quarter of 2009 and outstanding were as follows (in thousands USD):

	Notional Amount	Unrealized Gain (Loss)
CAD / USD	$6,602	$63
DKK / USD	2,572	103
EUR / USD	9,572	294
GBP / USD	4,359	(48)
SEK / USD	8,205	191
NOK / USD	2,314	66
	$33,624	$669

As of March 31, 2009, the fair values of the company’s derivative instruments were as follows (in thousands):
	Assets	Liabilities
Derivatives designated as hedging instruments under FAS 133R
Foreign currency forward contracts	$2,930	$1,648
Interest rate swap contracts	-	1,645
	2,930	3,293
Derivatives not designated as hedging instruments under FAS 133R
Foreign currency forward contracts	742	73

Total derivatives	$3,672	$3,366

The fair values of the company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.  Swap assets are recorded in either Other Current Assets or Other Assets, while swap liabilities are recorded in Accrued Expenses or Other Long-Term Obligations in the Consolidated Balance Sheets.  For the quarter ended March 31, 2009, the swap liabilities are recorded in Accrued Expenses as they are short-term liabilities.

The effect of derivative instruments on the Statement of Operations for the quarter ended March 31, 2009 was as follows (in thousands):
Derivatives in FAS 133R cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency forward contracts	$1,633	$(45)	$-
Interest rate swap contracts	2,245	(1,153)	-
	$3,878	$(1,198)	$-

Derivatives not designated as hedging instruments under FAS 133R	Amount of Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	$669

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases.  For the quarter ended March 31, 2009, net sales were reduced by $116,000 and cost of product sold was reduced by $70,000 for a net realized loss of $45,000.  The $1,153,000 loss related to interest rate swap agreements was recorded in interest expense for the period.  There was an immaterial amount reported in interest expense due to ineffectiveness related to the interest rate swap contracts.  The $669,000 gain recognized on foreign currency forward contracts not designated as hedging instruments was recognized in selling, general and administrative (SG&A) expenses for the period and was principally offset by a loss of $645,000 also recorded in SG&A expenses on the intercompany trade payables for which the derivatives were entered into to offset.

Index

Fair Value Measurements - The Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (FAS 157), Fair Value Measurements, as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis and the adoption had no material impact on the company’s financial position, results of operations or cash flows. For assets and liabilities measured at fair value on a nonrecurring basis, such as goodwill and intangibles, the company elected to adopt as of January 1, 2009 the provisions of FAS 157 as allowed pursuant to FASB Staff Position 157-2, Effective Date of FASB Statement No. 157. The adoption of FAS 157 for assets and liabilities measured at fair value on a nonrecurring basis had no material impact on the company’s financial position, results of operations or cash flows.

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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	March 31, 2009	Level I	Level II	Level III
Marketable Securities	$92	$92	$-	$-
Forward Exchange Contracts	1,951	$-	1,951	-
Interest Rate Swaps	(1,645)	-	(1,645)	-
Total	$398	$92	$306	$-

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

Forward Contracts:  The company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are used to hedge the following currencies: AUD, CAD, CHF, CNY, DKK, EUR, GBP, NOK, NZD, SEK and USD. The company does not use derivative financial instruments for speculative purposes. Fair values for the company’s foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities.

Income Taxes - The Company had an effective tax rate of 46.1% and 54.0% on earnings before tax compared to an expected rate at the US statutory rate of 35% for the three month period ended March 31, 2009 and 2008, respectively.  The company’s effective tax rate for the three month period ended March 31, 2009 and 2008 was higher than the U.S. federal statutory rate as a result of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances, while normal tax expense was recognized in countries without tax allowances.

Index

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

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Three month period ended March 31, 2009	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$88,386	$178,369	$148,651	$(17,411)	$397,995
Cost of products sold	64,686	142,013	100,228	(17,400)	289,527
Gross Profit	23,700	36,356	48,423	(11)	108,468
Selling, general and administrative expenses	28,859	28,944	36,330	-	94,133
Charge related to restructuring activities	218	-	558	-	776
Income (loss) from equity investee	15,619	1,230	(3,024)	(13,825)	-
Interest expense - net	7,485	(233)	1,860	-	9,112
Earnings (loss) before Income Taxes	2,757	8,875	6,651	(13,836)	4,447
Income taxes	360	100	1,590	-	2,050
Net Earnings (loss)	$2,397	$8,775	$5,061	$(13,836)	$2,397

Three month period ended March 31, 2008
Net sales	$81,880	$168,905	$182,950	$(17,457)	$416,278
Cost of products sold	61,258	135,694	123,689	(17,571)	303,070
Gross Profit	20,622	33,211	59,261	114	113,208
Selling, general and administrative expenses	26,952	28,937	41,806	-	97,695
Charge related to restructuring activities	226	-	285	-	511
Charges, interest and fees associated with debt refinancing	-	-	-	-	-
Income (loss) from equity investee	16,857	7,704	(3,407)	(21,154)	-
Interest expense - net	7,677	(318)	2,844	-	10,203
Earnings (loss) before Income Taxes	2,624	12,296	10,919	(21,040)	4,799
Income taxes (benefit)	415	300	1,875	-	2,590
Net Earnings (loss)	$2,209	$11,996	$9,044	$(21,040)	$2,209

Index

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) March 31, 2009	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$4,393	$2,067	$22,167	$-	$28,627
Marketable securities	92	-	-	-	92
Trade receivables, net	118,641	55,742	90,968	(1,939)	263,412
Installment receivables, net	-	1,407	2,648	-	4,055
Inventories, net	49,882	40,762	92,431	(1,577)	181,498
Deferred income taxes	-	-	1,786	-	1,786
Other current assets	16,920	7,110	36,481	(1,292)	59,219
Total Current Assets	189,928	107,088	246,481	(4,808)	538,689
Investment in subsidiaries	1,359,553	684,378	-	(2,043,931)	-
Intercompany advances, net	173,301	865,734	79,995	(1,119,030)	-
Other Assets	52,842	4,994	1,093	-	58,929
Other Intangibles	2,504	9,297	69,936	-	81,737
Property and Equipment, net	51,203	9,501	75,834	-	136,538
Goodwill	4,975	24,634	442,374	-	471,983
Total Assets	$1,834,306	$1,705,626	$915,713	$(3,167,769)	$1,287,876

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$70,487	$11,810	$40,705	$-	$123,002
Accrued expenses	36,376	23,729	74,124	(3,231)	130,998
Accrued income taxes	500	-	597	-	1,097
Short-term debt and current maturities of long-term obligations	33,725	-	775	-	34,500
Total Current Liabilities	141,088	35,539	116,201	(3,231)	289,597
Long-Term Debt	370,220	-	9,221	-	379,441
Other Long-Term Obligations	45,349	2,040	42,061	-	89,450
Intercompany advances, net	748,261	358,001	12,768	(1,119,030)	-
Total Shareholders’ Equity	529,388	1,310,046	735,462	(2,045,508)	529,388
Total Liabilities and Shareholders’ Equity	$1,834,306	$1,705,626	$915,713	$(3,167,769)	$1,287,876

Index

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) December 31, 2008	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$10,920	$2,284	$34,312	$-	$47,516
Marketable securities	72	-	-	-	72
Trade receivables, net	114,961	56,037	101,301	(5,816)	266,483
Installment receivables, net	-	1,559	2,708	-	4,267
Inventories, net	49,243	37,320	93,586	(1,412)	178,737
Deferred income taxes	-	-	2,051	-	2,051
Other current assets	15,210	6,358	30,364	-	51,932
Total Current Assets	190,406	103,558	264,322	(7,228)	551,058
Investment in subsidiaries	1,350,463	683,148	-	(2,033,611)	-
Intercompany advances, net	191,209	844,433	66,851	(1,102,493)	-
Other Assets	53,793	5,425	1,233	-	60,451
Other Intangibles	2,778	9,722	72,266	-	84,766
Property and Equipment, net	52,632	9,753	81,127	-	143,512
Goodwill	4,975	24,293	445,418	-	474,686
Total Assets	1,846,256	$1,680,332	$931,217	$(3,143,332)	$1,314,473

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$59,779	$12,734	$47,120	$-	$119,633
Accrued expenses	50,034	24,208	75,186	(5,816)	143,612
Accrued income taxes	500	-	2,554	-	3,054
Short-term debt and current maturities of long-term obligations	17,793	-	906	-	18,699
Total Current Liabilities	128,106	36,942	125,766	(5,816)	284,998
Long-Term Debt	398,328	-	9,379	-	407,707
Other Long-Term Obligations	45,290	2,040	41,496	-	88,826
Intercompany advances, net	741,590	335,125	25,778	(1,102,493)	-
Total Shareholders’ Equity	532,942	1,306,225	728,798	(2,035,023)	532,942
Total Liabilities and Shareholders’ Equity	$1,846,256	$1,680,332	$931,217	$(3,143,332)	$1,314,473

Index

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Three month period ended March 31, 2009	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$7,362	$84	$(9,960)	$-	$(2,514)
Investing Activities
Purchases of property and equipment	(929)	(520)	(1,722)	-	(3,171)
Proceeds from sale of property and equipment	-	-	15	-	15
Increase in other long-term assets	(40)	(122)	-	-	(162)
Other	(373)	341	(11)	-	(43)
Net Cash Used for Investing Activities	(1,342)	(301)	(1,718)	-	(3,361)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	96,243	-	-	-	96,243
Payments on revolving lines of credit and long-term borrowings	(108,390)	-	(288)	-	(108,678)
Payment of dividends	(400)	-	-	-	(400)
Net Cash Used by Financing Activities	(12,547)	-	(288)	-	(12,835)
Effect of exchange rate changes on cash	-	-	(179)	-	(179)
Decrease in cash and cash equivalents	(6,527)	(217)	(12,145)	-	(18,889)
Cash and cash equivalents at beginning of period	10,920	2,284	34,312	-	47,516
Cash and cash equivalents at end of period	$4,393	$2,067	$22,167	$-	$28,627

Three month period ended March 31, 2008
Net Cash Provided (Used) by Operating Activities	$(25,103)	$1,172	$5,476	$-	$(18,455)
Investing Activities
Purchases of property and equipment	(1,561)	(392)	(4,586)	-	(6,539)
Proceeds from sale of property and equipment	-	-	26	-	26
Increase in other long-term assets	4,588	-	-	-	4,588
Other	(329)	-	-	-	(329)
Net Cash Used for Investing Activities	2,698	(392)	(4,560)	-	(2,254)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	87,049	-	10,013	-	97,062
Payments on revolving lines of credit and long-term borrowings	(87,974)	-	(8,597)	-	(96,571)
Proceeds from exercise of stock options	821	-	-	-	821
Payment of dividends	(399)	-	-	-	(399)
Net Cash Provided (Used) by Financing Activities	(503)	-	1,416	-	913
Effect of exchange rate changes on cash	-	-	621	-	621
Increase (decrease) in cash and cash equivalents	(22,908)	780	2,953	-	(19,175)
Cash and cash equivalents at beginning of period	27,133	1,773	33,294	-	62,200
Cash and cash equivalents at end of period	$4,225	$2,553	$36,247	$-	$43,025

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the company’s Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the company’s Current Report on Form 8-K as furnished to the Securities and Exchange Commission on April 23, 2009.

OUTLOOK

The company’s first quarter earnings were in line with internal planning on a consolidated basis, with the NA/HME region outperforming and the Asia/Pacific region underperforming the Company’s expectations along with portions of Europe.   Pricing and reimbursement pressures continue in Germany.  Reimbursement pressures also remain in France where payments from nursing homes for beds and certain wheelchairs will likely limit sales growth.  For the Australian distribution business, sales growth will likely continue to be impacted by slow purchases by long term care facilities.  For the IPG business, the Obama administration’s budget supporting state Medicaid programs may help nursing homes pursue expenditures that have been deferred.

In the NA/HME region, the company did not see a meaningful impact from the previously announced Medicare reimbursement cuts of 9.5% for those product categories which had been included in phase one of the then delayed National Competitive Bidding program or from the limit of 36 months of rental payments for home oxygen.  As the year progresses, there may be more influence from the reimbursement changes; however, Invacare’s respiratory products (for example, the low cost HomeFill® oxygen delivery system) can help our customers offset the impact of Medicare cuts.   Overall, the Company continues to expect a strong performance from NA/HME for the year and all divisions to benefit from lower commodity costs compared to the first quarter, as the company continues the recovery toward more normal profit margins which have been earned in the past.  Organic sales growth, earnings and cash flow for 2009 are expected, as of the date of this filing, to be consistent with the guidance provided in the Company’s April 23, 2009 press release.

RESULTS OF OPERATIONS

NET SALES

Net sales for the quarter decreased 4.4% to $397,995,000 versus $416,278,000 for the first quarter last year.  Foreign currency translation decreased net sales by seven percentage points and acquisitions increased net sales by less than a percentage point. Organic net sales for the quarter grew 2.1% over the same period last year driven primarily by organic net sales performance in NA/HME, which grew 7.1%.  while European net sales for the quarter decreased by 14.0%, organic net sales grew 0.6%.

North American/Home Medical Equipment (NA/HME)

NA/HME net sales increased 6.2% for the quarter to $186,703,000 as compared to $175,781,000 for the same period a year ago, driven by sales increases in Respiratory, Standard and Rehab product lines.  Foreign currency decreased net sales by two percentage points while acquisitions increased net sales by less than one percentage point.   The increase for the quarter was principally due to net sales increases in each of the segment’s major product categories.

Rehab product line net sales increased by 2.6% compared to the first quarter last year despite declines in the consumer power product line.  Excluding consumer power products, Rehab product line net sales increased 5.8% compared to the first quarter of last year, driven by volume increases in custom power and custom manual wheelchairs.    Standard product line net sales for the first quarter increased 11.1% compared to the first quarter of last year, driven by increased volumes in manual wheelchairs, patient aids and beds.  Respiratory product line net sales increased 14.3%, driven by volume increases in oxygen concentrators and strong purchases by national accounts.

Invacare Supply Group (ISG)

ISG net sales for the quarter increased less than one percent to $65,313,000 compared to $65,256,000 for the first quarter last year driven by an increase in home delivery program sales which were largely offset by decreased sales volumes with larger providers.

Index

Institutional Products Group (IPG)

IPG net sales for the quarter decreased by 10.0% to $22,774,000 compared to $25,297,000 for the first quarter last year.  Foreign currency translation decreased net sales by three percentage points for the quarter.  Excluding currency, the net sales decrease was experienced across most product categories along with a decrease in sales to national accounts.  Expenditures by nursing home customers have been constrained in the current economic environment in part due to budgetary pressures in state Medicaid programs.

Europe

European net sales decreased 14.0% for the quarter to $108,387,000 as compared to $126,003,000 for the same period a year ago.  Foreign currency translation decreased net sales by fifteen percentage points.  Net sales performance continued to be strong in most countries; however, business performance in Germany continued to be negatively impacted by pricing and reimbursement pressures in the market place.

Asia/Pacific

Asia/Pacific net sales decreased 38.1% for the quarter to $14,818,000 as compared to $23,941,000 for the same period a year ago.  Foreign currency decreased net sales by twenty seven percentage points.  Net sales performance was disappointing in the company’s Australian distribution business and at the company’s subsidiary which manufactures microprocessor controllers.  The distribution business had lower sales due in large part to long term care facilities which have deferred purchases, while the subsidiary manufacturing controllers had customers who lowered inventory levels in response to the economic environment.

GROSS PROFIT

Gross profit as a percentage of net sales for the three month period ended March 31, 2009 was 27.3% compared to 27.2% in the same period last year.  The gross margin improvement was the result of increased volumes, cost reduction activities, price increases and reduced freight costs which were largely offset by an unfavorable product mix, commodity cost increases and unfavorable foreign currency impact from the weakness of the Euro as compared to the U.S. dollar and the British pound as compared to the Euro.

For the first three months of the year, NA/HME margins as a percentage of net sales increased to 31.2% compared with 30.5% in the same period last year primarily due to cost reduction activities and pricing increases implemented in the second half of 2008 offset by commodity cost increases.  ISG gross margins increased by less than one percentage point due to benefits from freight recovery programs. IPG gross margin increased by 6.9 percentage points primarily due to benefits from freight recovery programs and favorable foreign currency impact from the movement of the Canadian dollar.  In Europe, gross margin as a percentage of net sales declined by 1.5 percentage points primarily due to an unfavorable sales mix away from higher margin product and unfavorable foreign currency impact from the weakness of the British pound as compared to the Euro and the Euro as compared to the U.S. dollar.  Gross margin, as a percentage of net sales in Asia/Pacific, decreased by 5.4 percentage points, primarily due to unfavorable foreign currency impact due to the strengthening of the U.S. dollar.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expense as a percentage of net sales for the three months ended March 31, 2009 was 23.7% compared to 23.5% for the same period a year ago.  SG&A expense decreased by $3,562,000 or 3.6% for the quarter ended March 31, 2009 compared to the first quarter of last year.  Acquisitions increased these expenses by $662,000 in the quarter while foreign currency translation decreased these expenses by $7,268,000 in the quarter compared to the same period a year ago.  Excluding the impact of foreign currency translation and acquisitions, SG&A expense increased 3.1% for the quarter compared to the same period a year ago.  The increase in SG&A expense is attributable to increased bad debt expense, in addition to higher sales and marketing costs in anticipation of future sales growth.

NA/HME SG&A expense increased $2,487,000, or 5.2%, for the quarter compared to the same period a year ago.  Foreign currency translation decreased SG&A by $864,000 while acquisitions increased SG&A by $662,000.  Excluding foreign currency translation and acquisitions, SG&A expense increased by $2,689,000 or 5.7% primarily attributable to increased bad debt expense, stock option expense, employee benefit expenses and higher sales and marketing costs in anticipation of future sales growth.

ISG SG&A expense decreased $44,000, or 0.7%, for the quarter compared to the same period a year ago.

Index

IPG SG&A expense decreased $502,000, or 12.7%, for the quarter compared to the same period a year ago.  Foreign currency translation decreased SG&A by $31,000.  The decrease in expense for the first three months of 2009 is primarily attributable to cost reduction activities and favorable currency transactions.

European SG&A expense decreased $4,335,000, or 13.4%, for the quarter compared to the same period a year ago.  For the quarter, foreign currency translation decreased SG&A by $3,790,000, or 11.7%.  Excluding the impact of foreign currency translation, the decrease in expense is primarily due to cost reduction activities.

Asia/Pacific SG&A expense decreased $1,168,000, or 16.1%, for the quarter compared to the same period a year ago.  For the quarter, foreign currency translation decreased SG&A expense by $2,583,000, or 35.6%.  Excluding the impact of foreign currency translation, SG&A expense increased 19.5% as compared to last year, primarily due to increases in sales and marketing costs for people and marketing programs to drive future sales growth and unfavorable foreign currency transactions.

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

Restructuring charges of $776,000 were incurred in the first three months of 2009, none of which was recorded in cost of products sold, since none related to inventory markdowns.  The entire charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.

The restructuring charges included $218,000 in NA/HME, $171,000 in IPG, $286,000 in Europe and $101,000 in Asia/Pacific.  Of the total charges incurred to date, $635,000 remained unpaid as of March 31, 2009 with $252,000 unpaid related to NA/HME; $161,000 unpaid related to IPG; and $222,000 unpaid related to Europe.  There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through March 31, 2009 during 2009.  With additional actions to be undertaken during the remainder of 2009, the company anticipates recognizing pre-tax restructuring charges of approximately $5,000,000 for the year.

INTEREST

Interest expense decreased $1,348,000 for the first quarter of 2009 compared to the same period last year due to lower debt levels.  Interest income for the first quarter of 2009 decreased $257,000 compared to the same period last year, primarily due to interest on lower average foreign cash balances.

INCOME TAXES

The Company had an effective tax rate of 46.1% and 54.0% on earnings before tax compared to an expected rate at the US statutory rate of 35% for the three month period ended March 31, 2009 and 2008, respectively.  The Company’s effective tax rate for the three month period ended March 31, 2009 and 2008 was higher than the U.S. federal statutory rate as a result of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances, while normal tax expense was recognized in countries without tax allowances.

LIQUIDITY AND CAPITAL RESOURCES

The company’s reported level of debt decreased by $13,457,000 from December 31, 2008 to $465,363,000 at March 31, 2009, excluding the impact of adoption of FSP APB 14-1, as a result of improved utilization of the company’s cash.  The company’s balance sheet reflects the adoption of FSP APB 14-1.  As a result of adopting FSP APB 14-1, the company recorded a debt discount, which reduced debt and increased equity by $51,422,000 and $52,414,000 as of March 31, 2009 and December 31, 2008, respectively.

Index

The company’s cash and cash equivalents were $28,627,000 at March 31, 2009, down from $47,516,000 at the end of the year.  The cash was primarily utilized to pay down debt.

The company’s borrowing arrangements contain covenants with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company’s bank agreements and agreements with its note holders.  As of March 31, 2009, the company was in compliance with all covenant requirements.  Under the most restrictive covenant of the company’s borrowing arrangements as of March 31, 2009, the company had the capacity to borrow up to an additional $146,400,000.

CAPITAL EXPENDITURES

The company had no individually material capital expenditure commitments outstanding as of March 31, 2009. The company estimates that capital investments for 2009 could approximate $20,000,000 to $22,000,000 as compared to $19,957,000 in 2008.  The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows used by operating activities were $2,514,000 for the first three months of 2009 compared to $18,455,000 used in the first three months of 2008.  Operating cash flows for the first three months of 2009 were significantly improved compared to the same period a year ago even though net earnings in the first quarter of 2009 were basically flat to the prior year.  This improvement was the result of higher accounts receivable collections and improved inventory management compared to the first quarter of 2008.

Cash used for investing activities was $3,361,000 for the first three months of 2009 compared to $2,254,000 used in the first three months of 2008.  Cash used for investing activities for the first three months of 2008 includes a benefit of cash received from company-owned life insurance policies.  In addition, purchases of property, plant and equipment in the first three months of 2009 were less than in the first three months of 2008.

Cash used by financing activities was $12,835,000 for the first three months of 2009 compared to cash provided of $913,000 in the first three months of 2008 and reflects the company’s utilization of cash to pay down debt.

During the first three months of 2009, the company used free cash flow of $4,530,000 compared to free cash flow of $23,890,000 used by the company in the first three months of 2008.  The increase was primarily attributable to the same items as noted above which impacted operating cash flows.  Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment.  Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including, for example, acquisitions).  However, it should be noted that the company’s definition of free cash flow may not be comparable to similar measures disclosed by other companies because not all companies calculate free cash flow in the same manner.

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash used by operating activities	$(2,514)	$(18,455)
Net cash impact related to restructuring activities	1,140	1,078
Less: Purchases of property and equipment - net	(3,156)	(6,513)
Free Cash Flow	$(4,530)	$(23,890)

DIVIDEND POLICY

On February 12, 2009, the company’s Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of April 6, 2009, which was paid on April 14, 2009.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

Index
CRITICAL ACCOUNTING POLICIES

The Consolidated Financial Statements included in this Quarterly Report on Form 10-Q include accounts of the company and all wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes. In preparing the financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Index

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

Accounting for Stock-Based Compensation
The company accounts for share based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”). The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted since 2005 and the company continues to use a Black-Scholes valuation model. As of March 31, 2009, there was $11,357,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested options and shares, and includes $3,936,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The company adopted SFAS 161 effective January 1, 2009 and the adoption had no material impact on the company’s financial position, results of operations or cash flows.

On May 9, 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1) to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion. The FASB believed this clarification was needed because the accounting being applied for convertible debt does not fully reflect the true economic impact on the issuer since the conversion option is not captured as a borrowing cost and its full dilutive effect is not included in earnings per share.  FSP APB 14-1 requires separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate. Accordingly, the company had to bifurcate a component of its convertible debt as a component of stockholders’ equity ($59,012,000 as of retrospective adoption date of February 12, 2007) and will accrete the resulting debt discount as interest expense. The company adopted FSP APB 14-1 effective January 1, 2009 and, as a result, reported interest expense increased and net earnings decreased by $992,000 ($0.03 per share) and $884,000 ($0.03 per share) for the quarters ended March 31, 2009 and 2008, respectively and by $3,695,000 ($0.12 per share) and $2,904,000 ($0.09 per share) for the years 2008 and 2007, respectively.  FSP APB 14-1 required retrospective application upon adoption and accordingly, amounts for 2008 and 2007 will be restated in the 2009 financial statements.

Index

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on March 31, 2009 debt levels, a 1% change in interest rates would impact interest expense by approximately $216,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

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

As of March 31, 2009, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of March 31, 2009, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.  There were no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
The following table presents information with respect to repurchases of common shares made by the company during the three months ended March 31, 2009. In the quarter ended March 31, 2009, no shares were repurchased and surrendered to the company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the company’s 2003 Performance Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/2009-1/31/09	-	$-	-	1,362,900
2/1/2009-2/28/09	-	-	-	1,362,900
3/1/2009-3/31/09	-	-	-	1,362,900
Total	-	$-	-	1,362,900

Item 6.	Exhibits.

Exhibit No.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVACARE CORPORATION

Date: May 7, 2009	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)