Form 10-Q
period 2009-08-06
INVACARE CORP
filed 2009-08-06
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2009

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

As of August 4, 2009, the registrant had 31,019,577 Common Shares and 1,109,685 Class B Common Shares outstanding.

INVACARE CORPORATION

Index

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2009	December 31, 2008

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$49,709	$47,516
Marketable securities	144	72
Trade receivables, net	265,321	266,483
Installment receivables, net	3,841	4,267
Inventories, net	180,135	178,737
Deferred income taxes	1,873	2,051
Other current assets	45,617	51,932
TOTAL CURRENT ASSETS	546,640	551,058

OTHER ASSETS	58,485	60,451
OTHER INTANGIBLES	87,327	84,766
PROPERTY AND EQUIPMENT, NET	141,193	143,512
GOODWILL	523,727	474,686
TOTAL ASSETS	$1,357,372	$1,314,473

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$123,356	$119,633
Accrued expenses	126,876	143,612
Accrued income taxes	604	3,054
Short-term debt and current maturities of long-term obligations	17,300	18,699
TOTAL CURRENT LIABILITIES	268,136	284,998

LONG-TERM DEBT	376,993	407,707
OTHER LONG-TERM OBLIGATIONS	94,201	88,826
SHAREHOLDERS' EQUITY
Preferred shares	-	-
Common shares	8,120	8,119
Class B common shares	278	278
Additional paid-in-capital	217,060	215,279
Retained earnings	315,956	306,698
Accumulated other comprehensive earnings	124,914	50,789
Treasury shares	(48,286)	(48,221)
TOTAL SHAREHOLDERS' EQUITY	618,042	532,942
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,357,372	$1,314,473

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Operations - (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2009	2008	2009	2008
Net sales	$412,541	$447,152	$810,536	$863,430
Cost of products sold	294,486	322,979	584,013	626,049
Gross profit	118,055	124,173	226,523	237,381
Selling, general and administrative expense	97,939	104,520	192,072	202,215
Charge related to restructuring activities	1,124	859	1,900	1,370
Interest expense	8,783	10,589	18,336	21,490
Interest income	(352)	(892)	(793)	(1,590)
Earnings before income taxes	10,561	9,097	15,008	13,896
Income taxes	2,900	3,750	4,950	6,340
NET EARNINGS	$7,661	$5,347	$10,058	$7,556
DIVIDENDS DECLARED PER COMMON SHARE	.0125	.0125	.0250	.0250
Net earnings per share – basic	$0.24	$0.17	$0.31	$0.24
Weighted average shares outstanding - basic	31,935	31,905	31,933	31,890
Net earnings per share – assuming dilution	$0.24	$0.17	$0.31	$0.24
Weighted average shares outstanding - assuming dilution	31,939	31,916	31,936	31,946

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows - (unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES	(In thousands)
Net earnings	$10,058	$7,556
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Amortization of convertible debt discount	2,012	1,794
Depreciation and amortization	19,825	22,552
Provision for losses on trade and installment receivables	8,397	6,622
Provision for other deferred liabilities	1,378	1,584
Provision (benefit) for deferred income taxes	259	(787)
Provision for stock-based compensation	1,782	1,279
Loss on disposals of property and equipment	99	227
Changes in operating assets and liabilities:
Trade receivables	4,648	(30,847)
Installment sales contracts, net	(1,362)	(2,390)
Inventories	6,588	(14,065)
Other current assets	10,501	(1,311)
Accounts payable	(839)	11,502
Accrued expenses	(24,984)	(4,680)
Other deferred liabilities	750	(2,004)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	39,112	(2,968)

INVESTING ACTIVITIES
Purchases of property and equipment	(7,186)	(11,636)
Proceeds from sale of property and equipment	1,049	36
Other long term assets	(1,147)	4,550
Business acquisitions, net of cash acquired	-	(2,152)
Other	(145)	1,509
NET CASH USED FOR INVESTING ACTIVITIES	(7,429)	(7,693)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term borrowings	191,811	177,617
Payments on revolving lines of credit and long-term and capital lease obligations	(223,815)	(190,536)
Proceeds from exercise of stock options	-	821
Payment of dividends	(800)	(799)
NET CASH USED BY FINANCING ACTIVITIES	(32,804)	(12,897)
Effect of exchange rate changes on cash	3,314	1,319
Increase (decrease) in cash and cash equivalents	2,193	(22,239)
Cash and cash equivalents at beginning of period	47,516	62,200
Cash and cash equivalents at end of period	$49,709	$39,961

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated
Financial Statements
(Unaudited)
June 30, 2009

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

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and includes all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 2009, the results of its operations for the three and six months ended June 30, 2009 and 2008, respectively, and changes in its cash flows for the six months ended June 30, 2009 and 2008, respectively.  Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company’s financial statements. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.  All significant intercompany transactions are eliminated.

Adoption of new Accounting Standard - In May 2009, the FASB issued SFAS 165, Subsequent Events (SFAS 165). SFAS 165 provides authoritative guidance regarding subsequent events as this guidance was previously only addressed in auditing literature. The company adopted SFAS 165 effective June 30, 2009 and the adoption had no material impact on the company’s financial position, results of operations or cash flows.  The company has evaluated subsequent events through, August 6, 2009, the date of filing of this report with the Securities and Exchange Commission.

On May 9, 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1) to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion. The FASB believed this clarification was needed because the accounting that was being applied for convertible debt prior to FSP APB 14-1did not fully reflect the true economic impact on the issuer since the conversion option was not captured as a borrowing cost and its full dilutive effect was not included in earnings per share.  FSP APB 14-1 requires separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate. Accordingly, the company had to bifurcate a component of its convertible debt as a component of stockholders’ equity ($59,012,000 as of the retrospective adoption date of February 12, 2007) and will accrete the resulting debt discount as interest expense. The company adopted FSP APB 14-1 effective January 1, 2009 and, as a result, reported interest expense increased and net earnings decreased by $1,020,000 ($0.03 per share) and $910,000 ($0.03 per share) for the quarters ended June 30, 2009 and 2008, respectively; by $2,012,000 ($0.06 per share) and $1,794,000 ($0.06 per share) for the six month periods ended June 30, 2009 and 2008, respectively and by $3,695,000 ($0.12 per share) and $2,904,000 ($0.09 per share) for the years 2008 and 2007, respectively.  FSP APB 14-1 required retrospective application upon adoption and accordingly, amounts for 2008 and 2007 are being and will continue to be restated in the 2009 financial statements.

Reclassifications - Certain segment reclassifications have been made to the prior years’ consolidated financial statements to conform to the presentation used for the three and six month periods ended June 30, 2009 as management changed how it views segment earnings.

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Business Segments - The company operates in five primary business segments:  North America / Home Medical Equipment (NA/HME), Invacare Supply Group (ISG), Institutional Products Group (IPG), Europe and Asia/Pacific. The NA/HME segment sells each of three primary product lines, which includes: standard, rehab and respiratory products. Invacare Supply Group sells distributed product and the Institutional Products Group sells health care furnishings and accessory products. Europe and Asia/Pacific sell all of the same product lines with the exception of distributed products. Each business segment sells to the home health care, retail and extended care markets.

Invacare distributes numerous lines of branded medical supplies including ostomy, incontinence, diabetic, interals, wound care and urology products as wells as home medical equipment, including aids for daily living.  ISG also sells through the retail market.

Index

Invacare, operating as IPG, is a manufacturer and distributor of healthcare furnishings including beds, case goods and patient handling equipment for the long-term care markets, specialty clinical recliners for dialysis and oncology clinics and certain other home medical equipment and accessory products.  The company’s Asia/Pacific operations consist of Invacare Australia, which distributes the Invacare range of products which includes: manual and power wheelchairs, lifts, ramps, beds, furniture and pressure care products; Dynamic Controls, which manufactures electronic operating components used in power wheelchairs, scooters and other products; Invacare New Zealand, which distributes a wide range of home medical equipment; and Invacare Asia, which imports and distributes home medical equipment to the Asian markets.

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

Earnings (loss) before income tax amounts for 2008 have been restated to reflect the amortization of the convertible debt discount recorded as a result of the company’s adoption of FSP APB 14-1.  As a result of the restatement, earnings before income taxes decreased by $1,020,000 and $2,012,000 for NA/HME and the consolidated company for the three and six months ended June 30, 2009, respectively, and decreased by $910,000 and $1,794,000 for NA/HME and the consolidated company for the three and six months ended June 30, 2008, respectively.  In addition, effective January 1, 2009, segment earnings before income taxes have been changed to reflect how management currently views earnings before income taxes for the segments.  Specifically, Asia/Pacific earnings before income taxes now includes profit on intercompany sales with an offsetting adjustment to All Other and NA/HME now includes a greater allocation of interest expense with an offsetting reduction for Europe.  The prior year has been reclassified to conform to the current year presentation.  The information by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues from external customers
North America / HME	$188,076	$187,163	$374,779	$362,944
Invacare Supply Group	68,550	64,523	133,863	129,779
Institutional Products Group	21,233	23,177	44,007	48,474
Europe	117,218	145,977	225,605	271,980
Asia/Pacific	17,464	26,312	32,282	50,253
Consolidated	$412,541	$447,152	$810,536	$863,430
Intersegment Revenues
North America / HME	$14,454	$15,310	$28,684	$28,387
Invacare Supply Group	107	159	198	235
Institutional Products Group	279	728	1,150	1,383
Europe	1,928	4,183	3,851	7,139
Asia/Pacific	7,058	7,679	15,393	15,870
Consolidated	$23,826	$28,059	$49,276	$53,014
Charge related to restructuring before income taxes
North America / HME	$117	$29	$335	$255
Invacare Supply Group	-	-	-	-
Institutional Products Group	-	115	171	115
Europe	338	557	624	783
Asia/Pacific	669	218	770	288
Consolidated	$1,124	$919	$1,900	$1,441
Earnings (loss) before income taxes
North America / HME	$10,588	$4,978	$15,307	$7,185
Invacare Supply Group	1,011	204	1,875	793
Institutional Products Group	610	371	3,092	1,369
Europe	7,421	11,431	11,021	17,608
Asia/Pacific	(612)	2,625	(337)	4,223
All Other *	(8,457)	(10,512)	(15,950)	(17,282)
Consolidated	$10,561	$9,097	$15,008	$13,896
“All Other” consists of un-allocated corporate selling, general and administrative costs, which do not meet the quantitative criteria for determining reportable segments.

Index

Net Earnings Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated (amounts in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Basic
Average common shares outstanding	31,935	31,905	31,933	31,890

Net earnings	$7,661	$5,347	$10,058	$7,556

Net earnings per common share	$0.24	$0.17	$0.31	$0.24

Diluted
Average common shares outstanding	31,935	31,905	31,933	31,890
Stock options and awards	4	11	3	56
Average common shares assuming dilution	31,939	31,916	31,936	31,946

Net earnings	$7,661	$5,347	$10,058	$7,556

Net earnings per common share	$0.24	$0.17	$0.31	$0.24

At June 30, 2009, 4,478,099 and 4,495,782 shares were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2009, respectively, as they were anti-dilutive.  At June 30, 2008, 3,765,467 and 3,696,544 shares were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2008, respectively, as they were anti-dilutive.  For the three and six months ended June 30, 2009, the majority of the anti-dilutive shares were granted at an exercise price of $41.87 which was higher than the average fair market value prices of $16.56 for both periods, respectively. For the three and six months ended June 30, 2008, the majority of the anti-dilutive shares were granted at an exercise price of $41.87 which was higher than the average fair market value prices of $19.50 and $21.57, respectively.

Concentration of Credit Risk - The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. Prior to December 2000, the company financed equipment to certain customers. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $31,789,000 at June 30, 2009 to DLL for events of default under the contracts, which total $89,108,000 at June 30, 2009. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has a recorded a liability of $814,000 for this guarantee obligation within accrued expenses. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with SFAS No. 5, Accounting for Contingencies. Credit losses are provided for in the financial statements.

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

Index

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2008 to June 30, 2009 was entirely the result of foreign currency translation.

All of the company’s other intangible assets have definite lives and are amortized over their useful lives, except for $33,321,000 related to trademarks, which have indefinite lives.

As of June 30, 2009 and December 31, 2008, other intangibles consisted of the following (in thousands):

	June 30, 2009		December 31, 2008
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$76,086	$31,832	$72,155	$28,526
Trademarks	33,321	—	30,934	—
License agreements	5,517	4,895	5,494	4,688
Developed technology	7,149	2,180	6,698	1,942
Patents	6,788	5,011	6,761	4,790
Other	8,874	6,490	8,890	6,220
	$137,735	$50,408	$130,932	$46,166

Amortization expense related to other intangibles was $4,242,000 in the first six months of 2009 and is estimated to be $8,367,000 in 2010, $7,947,000 in 2011, $7,294,000 in 2012, $6,470,000 in 2013 and $6,119,000 in 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation expense recognized as part of selling, general and administrative expense	$885	$614	$1,782	$1,279

The 2009 and 2008 amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan.  Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company’s Business Segment Note to the Consolidated Financial Statements.

Stock Incentive Plans - The 2003 Performance Plan, as amended (the “2003 Plan”), allows the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to grant up to 6,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock), which includes the addition of 3,000,000 Common Shares approved by the Company’s shareholders on May 21, 2009.  The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards.  During the first six months of 2009, the Committee granted 31,358 non-qualified stock options with a term of ten years at the fair market value of the company’s Common Shares on the date of grant under the 2003 Plan.

Under the terms of the company’s outstanding restricted stock awards, all of the shares granted vest ratably over the four years after the grant date.  Compensation expense of $849,000 was recognized related to restricted stock awards in the first six months of 2009 and as of June 30, 2009, outstanding restricted stock awards totaling 190,986 were not yet vested.   Restricted stock awards totaling 5,500 were granted in the first half of 2009.

Index

Stock option activity during the six months ended June 30, 2009 was as follows:

	2009	Weighted Average Exercise Price
Options outstanding at January 1	4,910,547	$29.38
Granted	31,358	17.59
Exercised	-	-
Canceled	(376,293)	24.54
Options outstanding at June 30	4,565,612	$29.66

Options price range at June 30	$10.70 to
	$47.80
Options exercisable at June 30	3,364,278
Options available for grant at June 30*	3,824,067

* Options available for grant as of June 30, 2009 are reduced by net restricted stock award activity of 289,238 shares.

The following table summarizes information about stock options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
	Number Outstanding	Average Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Prices	At 6/30/09	Contractual Life	Exercise Price	At 6/30/09	Exercise Price
$10.70 - $16.03	32,822	2.3 years	$12.23	8,680	$16.03
$16.26 - $23.71	1,665,118	4.3	$21.85	1,104,348	$21.50
$24.43 - $36.40	1,645,184	5.0	$29.04	1,028,762	$30.93
$37.70 - $47.80	1,222,488	5.2	$41.61	1,222,488	$41.61
Total	4,565,612	4.8	$29.66	3,364,278	$31.68

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

As of June 30, 2009, there was $10,598,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the company’s plans, which is related to non-vested options and shares, and includes $3,663,000 related to restricted stock awards.  The company expects the compensation expense to be recognized over approximately four years.

Warranty Costs - Generally, the company’s products are covered by warranties against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision.  No material adjustments to warranty reserves based on other events were necessary in the first half of 2009.

Index

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2009	$16,798
Warranties provided during the period	6,503
Settlements made during the period	(4,781)
Changes in liability for pre-existing warranties during the period, including expirations	1,110
Balance as of June 30, 2009	$19,630

Charges Related to Restructuring Activities – In 2005, the company announced multi-year cost reductions and profit improvement actions, which included: reducing global headcount, outsourcing improvements utilizing the company’s China manufacturing capability and third parties, shifting substantial resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy and general expense reductions.  The restructuring was necessitated by the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations.

To date, the company has made substantial progress on its restructuring activities, including exiting manufacturing and distribution facilities and eliminating positions, which resulted in restructuring charges of $1,900,000 and $1,441,000 incurred in the first six months of 2009 and 2008, respectively, of which $0 and $71,000, respectively, were recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.  There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through June 30, 2009 during 2009.

A progression of the accruals by segment recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
January 1, 2006 Balance
NA/HME	$2,130	$—	$—	$—	$2,130
ISG	112	—	165	—	277
Europe	799	—	—	—	799
Asia/Pacific	63	—	—	—	63
Total	$3,104	$—	$165	$—	$3,269

Accruals
NA/HME	5,549	2,719	1,346	—	9,614
ISG	457	552	—	—	1,009
IPG	38	—	—	—	38
Europe	5,208	455	—	2,995	8,658
Asia/Pacific	621	557	745	8	1,931
Total	$11,873	$4,283	$2,091	$3,003	$21,250

Payments
NA/HME	(6,320)	(682)	(789)	—	(7,791)
ISG	(403)	(552)	(165)	—	(1,120)
IPG	(38)	—	—	—	(38)
Europe	(2,273)	(455)	—	(2,995)	(5,723)
Asia/Pacific	(684)	(557)	(623)	(8)	(1,872)
Total	$(9,718)	$(2,246)	$(1,577)	$(3,003)	$(16,544)

Index

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2006 Balance
NA/HME	1,359	2,037	557	—	3,953
ISG	166	—	—	—	166
Europe	3,734	—	—	—	3,734
Asia/Pacific	—	—	122	—	122
Total	$5,259	$2,037	$679	$—	$7,975

Accruals
NA/HME	3,705	178	(19)	—	3,864
ISG	67	—	—	—	67
IPG	19	—	98	55	172
Europe	862	386	—	3,247	4,495
Asia/Pacific	1,258	1,253	299	—	2,810
Total	$5,911	$1,817	$378	$3,302	$11,408

Payments
NA/HME	(4,362)	(2,183)	(172)	—	(6,717)
ISG	(228)	—	—	—	(228)
IPG	(19)	—	(98)	(55)	(172)
Europe	(4,591)	(386)	—	(3,202)	(8,179)
Asia/Pacific	(746)	(1,253)	(382)	—	(2,381)
Total	$(9,946)	$(3,822)	$(652)	$(3,257)	$(17,677)

December 31, 2007 Balance
NA/HME	702	32	366	—	1,100
ISG	5	—	—	—	5
Europe	5	—	—	45	50
Asia/Pacific	512	—	39	—	551
Total	$1,224	$32	$405	$45	$1,706

Accruals
NA/HME	217	—	(15)	—	202
ISG	—	1,598	—	—	1,598
IPG	—	—	115	—	115
Europe	1,371	208	—	649	2,228
Asia/Pacific	522	11	90	—	623
Total	$2,110	$1,817	$190	$649	$4,766

Payments
NA/HME	(693)	(31)	(195)	—	(919)
ISG	(5)	(1,598)	—	—	(1,603)
IPG	—	—	(115)	—	(115)
Europe	(829)	(208)	—	(574)	(1,611)
Asia/Pacific	(1,034)	(11)	(129)	—	(1,174)
Total	$(2,561)	$(1,848)	$(439)	$(574)	$(5,422)

Index

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2008 Balance
NA/HME	226	1	156	—	383
Europe	547	—	—	120	667
Total	$773	$1	$156	$120	$1,050

Accruals
NA/HME	335	—	—	—	335
IPG	171	—	—	—	171
Europe	229	—	—	395	624
Asia/Pacific	759	—	11	—	770
Total	$1,494	$—	$11	$395	$1,900

Payments
NA/HME	(432)	—	(31)	—	(463)
IPG	(56)	—	—	—	(56)
Europe	(655)	—	—	(312)	(967)
Asia/Pacific	(754)	—	(11)	—	(765)
Total	$(1,897)	$—	$(42)	$(312)	$(2,251)

June 30, 2009 Balance
NA/HME	129	1	125	—	255
IPG	115	—	—	—	115
Europe	121	—	—	203	324
Asia/Pacific	5	—	—	—	5
Total	$370	$1	$125	$203	$699

Comprehensive Earnings  - Total comprehensive earnings were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings	$7,661	$5,347	$10,058	$7,556
Foreign currency translation gain	80,747	14,175	71,950	37,786
Unrealized gain (loss) on available for sale securities	33	(19)	47	(79)
SERP/DBO amortization of prior service costs and unrecognized losses	132	550	191	1,099
Current period unrealized gain (loss) on cash flow hedges	(338)	2,033	1,937	(509)
Total comprehensive earnings	$88,235	$22,086	$84,183	$45,853

Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):

	June 30, 2009	December 31, 2008
Finished goods	$106,159	$99,486
Raw Materials	59,120	64,493
Work in Process	14,856	14,758
	$180,135	$178,737

Index

Property and Equipment - Property and equipment consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Machinery and equipment	$321,357	$308,532
Land, buildings and improvements	93,969	90,410
Furniture and fixtures	26,172	25,041
Leasehold improvements	16,290	15,720
	457,788	439,703
Less allowance for depreciation	(316,595)	(296,191)
	$141,193	$143,512

Acquisitions- In the first six months of 2009, the company made no acquisitions.  In October 2008, Invacare Corporation purchased a billing company operating as Homecare Collection Services (HCS) for $6,268,000. Pursuant to the HCS purchase agreement, the company agreed to pay contingent consideration based upon earnings before interest, taxes and depreciation over the three years subsequent to the acquisition up to a maximum of $3,000,000. When the contingency related to the acquisition is settled, any additional consideration paid will increase the respective purchase price and reported goodwill.

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

The company is a party to interest rate swap agreements that qualify as cash flow hedges and effectively convert floating-rate debt to fixed-rate debt, so the company can avoid the risk of changes in market interest rates.  The gains and or losses on interest rate swaps are reflected in interest expense on the consolidated statement of operations.  As of June 30, 2009, approximately 28% of the company’s debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements.

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

Index

The company has historically not recognized any ineffectiveness related to forward contract cash flow hedges because the company generally limits it hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature.  Forward contracts with a total notional amount in USD of $4,592,000 and $33,624,000 matured during the three and six months ended June 30, 2009.

As of June 30, 2009, foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	Notional Amount	Unrealized Gain (Loss)
USD / AUD	$3,744	$(751)
USD / CAD	25,260	59
USD / EUR	21,262	(547)
USD / GBP	7,677	(528)
USD / NZD	5,609	554
USD / SEK	2,647	267
USD / MXN	4,958	499
EUR / CHF	5,124	(7)
EUR / GBP	5,245	(129)
EUR / SEK	9,085	134
EUR / NZD	5,092	401
GBP / CHF	854	(4)
GBP / SEK	1,656	23
GBP / DKK	1,595	(83)
DKK / SEK	1,856	30
DKK / NOK	985	26
NOK / CHF	1,505	2
NOK / SEK	1,645	(1)
	$102,087	$(55)

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

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment
The company utilizes foreign currency forward or option contracts that do not qualify for hedge accounting treatment in an attempt to manage the risk associated with the conversion of earnings in foreign currencies into U.S. Dollars.  While these derivative instruments do not qualify for hedge accounting treatment in accordance with FAS 133R, these derivatives do provide the company with a means to manage the risk associated with currency translation.  These instruments are recorded at fair value in the consolidated balance sheet and any gains or losses are recorded as part of earnings in the current period.  No such contracts were outstanding and there was no material gain or loss recorded by the company for the quarter or year ended June 30, 2009 related to any derivatives not qualifying for hedge accounting treatment.

The company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with FAS 133R although they could qualify for hedge accounting treatment.  These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries.  The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain / loss on the settlement is offset by the gain / loss on the foreign currency forward contract.

Index

As of June 30, 2009, foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in the first half of 2009 and outstanding were as follows (in thousands USD):

	Notional Amount	Unrealized Gain (Loss)
CAD / USD	$7,666	$82
DKK / USD	3,234	159
EUR / USD	14,988	454
GBP / USD	4,382	393
SEK / USD	8,218	216
NOK / USD	2,771	26
	$41,259	$1,330

As of June 30, 2009, the fair values of the company’s derivative instruments were as follows (in thousands):

	Assets	Liabilities
Derivatives designated as hedging instruments under FAS 133R
Foreign currency forward contracts	$3,397	$4,002
Interest rate swap contracts	-	431
	3,397	4,433
Derivatives not designated as hedging instruments under FAS 133R
Foreign currency forward contracts	1,330	-

Total derivatives	$4,727	$4,433

The fair values of the company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.  Swap assets are recorded in either Other Current Assets or Other Assets, while swap liabilities are recorded in Accrued Expenses or Other Long-Term Obligations in the Consolidated Balance Sheets.  For the quarter ended June 30, 2009, the swap liabilities are recorded in Accrued Expenses as they are short-term liabilities.

The effect of derivative instruments on the Statement of Operations for the quarter and six months ended June 30, 2009 was as follows (in thousands):

Derivatives in FAS 133R cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Quarter ended June 30
Foreign currency forward contracts	$(2,000)	$113	$-
Interest rate swap contracts	2,454	(1,240)	-
	$454	$(1,127)	$-

Six months ended June 30
Foreign currency forward contracts	$(367)	$68	$-
Interest rate swap contracts	4,699	(2,393)	-
	$4,332	$(2,325)	$-

Derivatives not designated as hedging instruments under FAS 133R	Amount of Gain (Loss) Recognized in Income on Derivatives
Quarter ended June 30
Foreign currency forward contracts	$1,834

Six months ended June 30
Foreign currency forward contracts	$2,503

Index

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases.  For the quarter and six months ended June 30, 2009, net sales were increased by $946,000 and $830,000, respectively, and cost of product sold was increased by $833,000 and $762,000, respectively for net realized gains of $113,000 and $68,000, respectively.  The $1,240,000 and $2,393,000 losses for the quarter and six months ended June 30, 2009 related to interest rate swap agreements were recorded in interest expense for the period.  There was an immaterial amount reported in interest expense due to ineffectiveness related to the interest rate swap contracts.  The $1,834,000 and $2,503,000 gains recognized on foreign currency forward contracts not designated as hedging instruments was recognized in selling, general and administrative (SG&A) expenses for the quarter and six months ended June 30, 2009 were offset by losses of comparable amounts also recorded in SG&A expenses on the intercompany trade payables for which the derivatives were entered into to offset.

Fair Value Measurements - The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 157 (FAS 157), Fair Value Measurements, as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis and the adoption had no material impact on the company’s financial position, results of operations or cash flows. For assets and liabilities measured at fair value on a nonrecurring basis, such as goodwill and intangibles, the company elected to adopt as of January 1, 2009 the provisions of FAS 157 as allowed pursuant to FASB Staff Position 157-2, Effective Date of FASB Statement No. 157. The adoption of FAS 157 for assets and liabilities measured at fair value on a nonrecurring basis had no material impact on the company’s financial position, results of operations or cash flows.

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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	June 30, 2009	Level I	Level II	Level III
Marketable Securities	$144	$144	$-	$-
Forward Exchange Contracts	725	$-	725	-
Interest Rate Swaps	(431)	-	(431)	-
Total	$438	$144	$294	$-

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

Index

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

The carrying amounts and fair values of the company’s financial instruments at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$49,709	$49,709	$47,516	$47,516
Marketable securities	144	144	72	72
Other investments	8,717	8,717	8,657	8,657
Installment receivables, net	8,151	8,151	9,946	9,946
Long-term debt (including current maturities of long-term debt)	(394,293)	(398,912)	(426,406)	(321,729)
Interest rate swaps	(431)	(431)	(2,737)	(2,737)
Forward contracts in Other Current Assets	4,727	4,727	1,413	1,413
Forward contracts in accrued expenses	(4,002)	(4,002)	(1,719)	(1,719)

Long-term debt carrying value and fair value as of December 31, 2008 have been restated to reflect the company’s adoption of FSP APB 14-1.

The aggregate cost of the Company’s cost-method investments totaled $8,717,000 as of June 30, 2009.  These investments were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.

Income Taxes - The Company had an effective tax rate of 27.5% and 33.0% on earnings before tax for the three and six month periods ended June 30, 2009, respectively, compared to an expected rate at the US statutory rate of 35%.  For the three and six month periods ended June 30, 2008, the company had  an effective rate of 41.2% and 45.6%, respectively, compared to an expected rate at the US statutory rate of 35%.  The company’s effective tax rate for the three and six month periods ended June 30, 2009 was lower than the U.S. federal statutory rate as a result of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances, while normal tax expense was recognized in countries without tax allowances and earnings abroad being taxed at rates generally lower than the U.S. federal statutory rate.  For the three and six month periods ended June 30, 2008, the effective tax rate was higher than the U.S. federal statutory rate as a result of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances, while normal tax expense was recognized in countries without tax valuation allowances.

Supplemental Guarantor Information - Effective February 12, 2007, many of the non-domestic subsidiaries (the “Guarantor Subsidiaries”) of the company became guarantors of the indebtedness of Invacare Corporation under its 9 ¾% Senior Notes due 2015 (the “Senior Notes”) with an aggregate principal amount of $175,000,000 and under its 4.125% Convertible Senior Subordinated Debentures due 2027 (the “Debentures”) with an aggregate principal amount of $135,000,000.  The majority of the company’s subsidiaries are not guaranteeing the indebtedness of the Senior Notes or Debentures (the “Non-Guarantor Subsidiaries”).  Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest related to the Senior Notes and to the Debentures and each of the Guarantor Subsidiaries are directly or indirectly wholly-owned subsidiaries of the company.

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

Index

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Three month period ended June 30, 2009	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$95,693	$173,208	$160,897	$(17,257)	$412,541
Cost of products sold	66,892	135,846	109,123	(17,375)	294,486
Gross Profit	28,801	37,362	51,774	118	118,055
Selling, general and administrative expenses	31,336	30,313	36,290	-	97,939
Charge related to restructuring activities	117	-	1,007	-	1,124
Income (loss) from equity investee	18,388	5,066	(3,209)	(20,245)	-
Interest expense - net	7,705	(1,003)	1,729	-	8,431
Earnings (loss) before Income Taxes	8,031	13,118	9,539	(20,127)	10,561
Income taxes	370	100	2,430	-	2,900
Net Earnings (loss)	$7,661	$13,018	$7,109	$(20,127)	$7,661

Three month period ended June 30, 2008
Net sales	$90,700	$171,141	$205,471	$(20,160)	$447,152
Cost of products sold	69,130	137,184	136,752	(20,087)	322,979
Gross Profit	21,570	33,957	68,719	(73)	124,173
Selling, general and administrative expenses	30,587	30,194	43,739	-	104,520
Charge related to restructuring activities	29	-	830	-	859
Income (loss) from equity investee	22,152	11,647	(4,048)	(29,751)	-
Interest expense - net	7,335	(355)	2,717	-	9,697
Earnings (loss) before Income Taxes	5,771	15,765	17,385	(29,824)	9,097
Income taxes	424	300	3,026	-	3,750
Net Earnings (loss)	$5,347	$15,465	$14,359	$(29,824)	$5,347

Index

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Six month period ended June 30, 2009	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$184,079	$351,577	$309,548	$(34,668)	$810,536
Cost of products sold	131,578	277,859	209,351	(34,775)	584,013
Gross Profit	52,501	73,718	100,197	107	226,523
Selling, general and administrative expenses	60,195	59,257	72,620	-	192,072
Charge related to restructuring activities	335	-	1,565	-	1,900
Income (loss) from equity investee	34,007	6,296	(6,233)	(34,070)	-
Interest expense - net	15,190	(1,236)	3,589	-	17,543
Earnings (loss) before Income Taxes	10,788	21,993	16,190	(33,963)	15,008
Income taxes	730	200	4,020	-	4,950
Net Earnings (loss)	$10,058	$21,793	$12,170	$(33,963)	$10,058

Six month period ended June 30, 2008
Net sales	$172,580	$340,046	$388,421	$(37,617)	$863,430
Cost of products sold	130,388	272,878	260,441	(37,658)	626,049
Gross Profit	42,192	67,168	127,980	41	237,381
Selling, general and administrative expenses	57,539	59,131	85,545	-	202,215
Charge related to restructuring activities	255	-	1,115	-	1,370
Income (loss) from equity investee	39,009	19,351	(7,455)	(50,905)	-
Interest expense - net	15,012	(673)	5,561	-	19,900
Earnings (loss) before Income Taxes	8,395	28,061	28,304	(50,864)	13,896
Income taxes	839	600	4,901	-	6,340
Net Earnings (loss)	$7,556	$27,461	$23,403	$(50,864)	$7,556

Index

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) June 30, 2009	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$5,090	$1,526	$43,093	$-	$49,709
Marketable securities	144	-	-	-	144
Trade receivables, net	110,646	55,316	99,359	-	265,321
Installment receivables, net	-	1,125	2,716	-	3,841
Inventories, net	44,735	37,809	98,932	(1,341)	180,135
Deferred income taxes	-	-	1,873	-	1,873
Other current assets	16,884	6,042	23,984	(1,293)	45,617
Total Current Assets	177,499	101,818	269,957	(2,634)	546,640
Investment in subsidiaries	1,458,535	689,444	-	(2,147,979)	-
Intercompany advances, net	152,451	909,048	88,786	(1,150,285)	-
Other Assets	53,228	4,193	1,064	-	58,485
Other Intangibles	2,287	8,873	76,167	-	87,327
Property and Equipment, net	50,106	9,442	81,645	-	141,193
Goodwill	4,975	24,634	494,118	-	523,727
Total Assets	$1,899,081	$1,747,452	$1,011,737	$(3,300,898)	$1,357,372

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$62,831	$12,317	$48,208	$-	$123,356
Accrued expenses	38,724	23,355	66,090	(1,293)	126,876
Accrued income taxes	500	-	104	-	604
Short-term debt and current maturities of long-term obligations	16,577	-	723	-	17,300
Total Current Liabilities	118,632	35,672	115,125	(1,293)	268,136
Long-Term Debt	366,861	-	10,132	-	376,993
Other Long-Term Obligations	47,238	2,040	44,923	-	94,201
Intercompany advances, net	748,308	375,714	26,263	(1,150,285)	-
Total Shareholders’ Equity	618,042	1,334,026	815,294	(2,149,320)	618,042
Total Liabilities and Shareholders’ Equity	$1,899,081	$1,747,452	$1,011,737	$(3,300,898)	$1,357,372

Index

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) December 31, 2008	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$10,920	$2,284	$34,312	$-	$47,516
Marketable securities	72	-	-	-	72
Trade receivables, net	114,961	56,037	101,301	(5,816)	266,483
Installment receivables, net	-	1,559	2,708	-	4,267
Inventories, net	49,243	37,320	93,586	(1,412)	178,737
Deferred income taxes	-	-	2,051	-	2,051
Other current assets	15,210	6,358	30,364	-	51,932
Total Current Assets	190,406	103,558	264,322	(7,228)	551,058
Investment in subsidiaries	1,350,463	683,148	-	(2,033,611)	-
Intercompany advances, net	191,209	844,433	66,851	(1,102,493)	-
Other Assets	53,793	5,425	1,233	-	60,451
Other Intangibles	2,778	9,722	72,266	-	84,766
Property and Equipment, net	52,632	9,753	81,127	-	143,512
Goodwill	4,975	24,293	445,418	-	474,686
Total Assets	1,846,256	$1,680,332	$931,217	$(3,143,332)	$1,314,473

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$59,779	$12,734	$47,120	$-	$119,633
Accrued expenses	50,034	24,208	75,186	(5,816)	143,612
Accrued income taxes	500	-	2,554	-	3,054
Short-term debt and current maturities of long-term obligations	17,793	-	906	-	18,699
Total Current Liabilities	128,106	36,942	125,766	(5,816)	284,998
Long-Term Debt	398,328	-	9,379	-	407,707
Other Long-Term Obligations	45,290	2,040	41,496	-	88,826
Intercompany advances, net	741,590	335,125	25,778	(1,102,493)	-
Total Shareholders’ Equity	532,942	1,306,225	728,798	(2,035,023)	532,942
Total Liabilities and Shareholders’ Equity	$1,846,256	$1,680,332	$931,217	$(3,143,332)	$1,314,473

Index

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Six month period ended June 30, 2009	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$30,263	$23	$8,826	$-	$39,112
Investing Activities
Purchases of property and equipment	(2,371)	(1,000)	(3,815)	-	(7,186)
Proceeds from sale of property and equipment	-	-	1,049	-	1,049
Increase in other long-term assets	(1,025)	(122)	-	-	(1,147)
Other	(458)	341	(28)	-	(145)
Net Cash Used for Investing Activities	(3,854)	(781)	(2,794)	-	(7,429)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	191,811	-	-	-	191,811
Payments on revolving lines of credit and long-term borrowings	(223,250)	-	(565)	-	(223,815)
Proceeds from exercise of stock options	-	-	-	-	-
Payment of dividends	(800)	-	-	-	(800)
Net Cash Used by Financing Activities	(32,329)	-	(565)	-	(32,804)
Effect of exchange rate changes on cash	-	-	3,314	-	3,314
Increase (decrease) in cash and cash equivalents	(5,830)	(758)	8,781	-	2,193
Cash and cash equivalents at beginning of period	10,920	2,284	34,312	-	47,516
Cash and cash equivalents at end of period	$5,090	$1,526	$43,093	$-	$49,709

Six month period ended June 30, 2008
Net Cash Provided (Used) by Operating Activities	$(13,492)	$1,616	$8,908	$-	$(2,968)
Investing Activities
Purchases of property and equipment	(3,193)	(522)	(7,921)	-	(11,636)
Proceeds from sale of property and equipment	-	-	36	-	36
Increase in other long-term assets	4,550	-	-	-	4,550
Business acquisitions, net of cash acquired	-	(2,152)	-	-	(2,152)
Other	(1,444)	1,521	1,432	-	1,509
Net Cash Used for Investing Activities	(87)	(1,153)	(6,453)	-	(7,693)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	168,979	-	8,638	-	177,617
Payments on revolving lines of credit and long-term borrowings	(177,778)	-	(12,758)	-	(190,536)
Proceeds from exercise of stock options	821	-	-	-	821
Payment of dividends	(799)	-	-	-	(799)
Net Cash Used by Financing Activities	(8,777)	-	(4,120)	-	(12,897)
Effect of exchange rate changes on cash	-	-	1,319	-	1,319
Increase (decrease) in cash and cash equivalents	(22,356)	463	(346)	-	(22,239)
Cash and cash equivalents at beginning of period	27,133	1,773	33,294	-	62,200
Cash and cash equivalents at end of period	$4,777	$2,236	$32,948	$-	$39,961

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the company’s Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the company’s Current Report on Form 8-K as furnished to the Securities and Exchange Commission on July 23, 2009.

OUTLOOK

Similar to the first quarter of 2009, the Company’s second quarter earnings were in line with internal planning on a consolidated basis, with the NA/HME region outperforming and the Asia/Pacific region, along with portions of Europe underperforming.   Through the rest of the year, pricing and reimbursement pressures are expected to continue in certain markets in Europe, constraining both sales and operating performance.  For the IPG business and the Australian distribution business, slow purchases by long-term care facilities are expected to continue to negatively impact sales growth for at least the balance of the year.

In the NA/HME region, although organic sales growth lessened from the first quarter to the second quarter, growth remained positive and should be so for the rest of the year, despite Medicare reimbursement cuts and Medicaid uncertainties in light of state budget shortfalls in several states, including California and Ohio.

Despite the reimbursement pressures and uncertainties, the Company continues to expect improved performance from NA/HME for the second half of the year and all divisions to benefit from lower commodity costs compared to the first quarter of 2009, as the Company continues its recovery toward more normal profit margins which have been earned in the past.  The major issue facing all organizations in U.S. healthcare is how they will fare in President Obama's Reform Legislation. Invacare has remained actively involved on Capitol Hill in articulating how home healthcare can play a major role in improving access, reducing cost and improving quality.  Mr. Mixon, the Company’s Chief Executive Officer, was recently invited to the White House to speak on behalf of the homecare industry. On July 14, 2009, the industry sponsored an event on Capitol Hill, with former Senator Tom Daschle and Congressman Jason Altmire (PA) as keynote speakers, to familiarize Capitol Hill staff with the benefits of homecare.  There should be more clarity in the next 90 to 120 days as to how the homecare industry and Invacare will be affected.  The Company’s organic sales growth, effective tax rate, earnings and cash flow for 2009 are expected, as of the date of this filing, to be consistent with the guidance provided in the Company’s July 23, 2009 press release.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended June 30, 2009 were $412,541,000, compared to $447,152,000 for the same period a year ago, representing a 7.7% decrease.  Foreign currency translation decreased net sales by seven percentage points while acquisitions increased net sales by less than a percentage point. Organic net sales for the quarter declined 0.7% over the same period last year driven primarily by organic net sales declines in Asia/Pacific, Europe and Institutional Products Group, which were partially offset by organic net sales increases for Invacare Supply Group and North America/Home Medical Equipment.  For the six months ended June 30, 2009, net sales decreased 6.1% to $810,536,000, compared to $863,430,000 for the same period a year ago.  Organic sales growth was 0.7% as foreign currency translation decreased net sales by seven percentage points while acquisitions increased net sales by less than one percentage point for the six month period.  The organic sales growth was driven by net sales increases by North America/Home Medical Equipment and Invacare Supply Group.

North American/Home Medical Equipment (NA/HME)

NA/HME net sales increased 0.5% for the quarter to $188,076,000 as compared to $187,163,000 for the same period a year ago.  Foreign currency translation decreased net sales by approximately one percentage point while acquisitions increased net sales by approximately one percentage point.   The increase for the quarter was principally due to net sales increases in Standard and Rehab product lines.  For the first half of 2009, net sales increased 3.3% to $374,779,000 as compared to $362,944,000 for the same period a year ago.  Foreign currency decreased net sales by approximately one percentage point while acquisitions increased net sales by less than one percentage point in the first half of 2009.

Index

Standard product line net sales for the second quarter increased 13.4% compared to the second quarter of last year, driven by increased volumes in beds, manual wheelchairs, and therapeutic support surfaces.  Rehab product line net sales increased by 1.8% compared to the second quarter last year, despite declines in the consumer power product line.  Excluding consumer power products, Rehab product line net sales increased 4.6% compared to the second quarter last year, driven by volume increases in custom power wheelchairs.  Respiratory product line net sales decreased 17.9%, driven by lower sales of concentrators and HomeFill® oxygen delivery systems to national accounts, due in large part to inventory adjustments at one customer that chose not to renew a number of managed care contracts.

Invacare Supply Group (ISG)

ISG net sales for the quarter increased 6.2% to $68,550,000 compared to $64,523,000 in the second quarter last year driven by an increase in home delivery program sales which were in part offset by decreased sales to larger providers.  For the first half of 2009, net sales increased 3.1% to $133,863,000 as compared to $129,779,000 for the same period a year ago.

Institutional Products Group (IPG)

IPG net sales for the quarter decreased by 8.4% to $21,233,000 compared to $23,177,000 for the second quarter last year.  Foreign currency translation decreased net sales by two percentage points for the quarter.  Excluding currency, the net sales decrease was experienced across most product categories, driven largely by reduced capital expenditures by nursing home customers.  These customers have been constrained in the current economic environment in large part due to budgetary pressures in state Medicaid programs.  For the first half of 2009, net sales decreased 9.2% to $44,007,000 as compared to $48,474,000 for the same period a year ago.  Foreign currency translation decreased net sales by three percentage points for the first half of 2009.

Europe

European net sales decreased 19.7% for the quarter to $117,218,000 as compared to $145,977,000 for the same period a year ago.  Foreign currency translation decreased net sales by eighteen percentage points for the quarter.  Sales growth in certain markets, in particular, the U.K., was more than offset by reimbursement pressures in other markets, particularly France where sales of beds and wheelchairs into nursing homes weakened with a new funding rule that restricts purchases of new equipment.  European net sales for the first six months of 2009 decreased 17.1% to $225,605,000 as compared to $271,980,000 for the same period a year ago.  Foreign currency translation decreased net sales by sixteen percentage points for the first half of 2009.

Asia/Pacific

Asia/Pacific net sales decreased 33.6% for the quarter to $17,464,000 as compared to $26,312,000 for the same period a year ago.  Foreign currency translation decreased net sales by seventeen percentage points for the quarter.  The Company’s Australian distribution business had lower sales due in large part to weak demand from long-term care facilities which continue to defer capital purchases.  The sales decline at the Company’s subsidiary which manufactures controllers was largely due to external customers whose demand for inventory remained weak in the current economic environment.  For the first half of 2009, net sales decreased 35.8% to $32,282,000 as compared to $50,253,000 for the same period a year ago.  Foreign currency translation decreased net sales by twenty-two percentage points for the first half of 2009.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and six-month periods ended June 30, 2009 was 28.6% and 27.9%, respectively, compared to 27.8% and 27.5%, respectively, in the same periods last year.  The margin improvement for the quarter was the result of cost reduction activities, selective price increases implemented in the second half of 2008 and reduced freight costs which were partially offset by unfavorable product mix and reimbursement pressures in Europe and unfavorable foreign currency impact from the weakness of the Euro as compared to the U.S. dollar and the British pound as compared to the Euro.

For the first half of the year, NA/HME margins as a percentage of net sales increased to 32.6% compared with 30.1% in the same period last year primarily due to cost reduction activities, selective price increases implemented in the second half of 2008 and reduced freight costs.  ISG gross margins increased by .7 of a percentage point primarily due to benefits from cost reduction activities including freight reduction programs.  IPG gross margin increased by 4.6 percentage points primarily as a result of benefits from freight recovery programs and a favorable foreign currency impact.  In Europe, gross margin as a percentage of net sales declined by 1.7 percentage points primarily due to an unfavorable sales mix away from higher margin product and unfavorable foreign currency impact from the weakness of the British pound as compared to the Euro and the Euro as compared to the U.S. dollar.  Gross margin, as a percentage of net sales in Asia/Pacific, decreased by 7.5 percentage points, primarily due to unfavorable foreign currency impact due to the strengthening of the U.S. dollar.

Index

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expense as a percentage of net sales for the three and six months ended June 30, 2009 was 23.7% in each period compared to 23.4% for the same periods a year ago.  The dollar decreases were $6,581,000 and $10,143,000, or 6.3% and 5.0%, respectively, for the quarter and first half of the year, as compared to the same period a year ago.  Acquisitions increased these expenses by $568,000 in the quarter and $1,230,000 in the first half of the year, while foreign currency translation decreased these expenses by $7,870,000 in the quarter and $15,138,000 in the first half of the year compared to the same periods a year ago.  Excluding the impact of foreign currency translation and acquisitions, selling, general and administrative expense increased .7% for the quarter and 1.9% for the first half of 2009 as compared to the same periods a year ago.  The dollar increase, excluding foreign currency translation and acquisitions, was $721,000 and $3,765,000 for the quarter and first half of the year, as compared to the same periods a year ago.  The year to date increase is primarily attributable to increases in bad debt and stock compensation expense as well as unfavorable foreign currency transactions related to the Canadian dollar, Euro and British Pound.

North American/HME SG&A expense increased $141,000, or 0.3%, for the quarter and $2,628,000, or 2.7%, in the first half of 2009 compared to the same periods a year ago.  For the quarter, foreign currency translation decreased SG&A expense by $489,000 or .9% while acquisitions increased SG&A expense by $568,000 or 1.1%.  For the first half of 2009, foreign currency translation decreased SG&A expense by $1,353,000 or 1.4% while acquisitions increased SG&A by $1,230,000 or 1.2%.  Excluding the impact of foreign currency translation and acquisitions, SG&A expense increased by .1% for the quarter and increased by 2.7% year to date.  The year to date increase is primarily attributable to increased bad debt expense and stock compensation expense.

Invacare Supply Group SG&A expense increased $600,000, or 9.4%, for the quarter and increased by $556,000, or 4.3%, in the first half of 2009 compared to the same periods a year ago with the year to date increase primarily due to higher administrative costs.

Institutional Products Group SG&A expense increased $439,000, or 10.6%, for the quarter and decreased $63,000, or .8%, in the first half of 2009 compared to the same periods a year ago.  Foreign currency translation decreased SG&A expense by $161,000 or 3.9% for the quarter and $192,000 or 2.4% for the first half of the year.  Excluding the impact of foreign currency translation, SG&A expense increased 14.6% and 1.6% for the quarter and first half of 2009, respectively, as compared to last year as a result of the unfavorable foreign currency exchange rate movement of the Canadian Dollar.

European SG&A expense decreased $6,933,000, or 19.9%, for the quarter and $11,268,000, or 16.7%, for the first half of 2009 compared to the same periods a year ago.  For the quarter, foreign currency translation decreased SG&A by $5,498,000, or 15.8%.  For the first half of 2009, foreign currency translation decreased SG&A expense by $9,288,000, or 13.8%, respectively.  Excluding the impact of foreign currency translation, SG&A expense decreased by 4.1% and 2.9% for the quarter and first half of the year, respectively, as compared to the same periods a year ago.

Asia/Pacific SG&A expense decreased $828,000, or 11.2%, for the quarter and $1,996,000, or 13.6%, in the first half of the year compared to the same periods a year ago.  For the quarter, foreign currency translation decreased SG&A expense by $1,722,000, or 23.3%.  For the first half of 2009, foreign currency translation decreased SG&A by $4,305,000, or 29.3%.  Excluding the impact of foreign currency translation, SG&A expense increased 12.1% and 15.7% for the quarter and first half of 2009, respectively as compared to last year due primarily to the strengthening of the U.S. dollar and increased sales, marketing and advertising costs for people and marketing programs to drive future sales growth.

CHARGE RELATED TO RESTRUCTURING ACTIVITIES

In 2005, the company announced multi-year cost reductions and profit improvement actions, which included: reducing global headcount, outsourcing improvements utilizing the company’s China manufacturing capability and third parties, shifting substantial resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy and general expense reductions.  The restructuring was necessitated by the continued decline in reimbursement, continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations and commodity cost increases for steel, aluminum and fuel.

Restructuring charges of $1,124,000 and $1,900,000 were incurred in the three and six month periods ended June 30, 2009, none of which was recorded in cost of products sold, since none related to inventory markdowns.  The entire charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.

Index

For the first half of 2009, restructuring charges included $335,000 in NA/HME, $171,000 in IPG, $624,000 in Europe and $770,000 in Asia/Pacific.  Of the total charges incurred to date, $699,000 remained unpaid as of June 30, 2009 with $255,000 unpaid related to NA/HME; $115,000 unpaid related to IPG; $324,000 unpaid related to Europe; and $5,000 unpaid related to Asia/Pacific.  There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through June 30, 2009 during 2009.  With additional actions to be undertaken during the remainder of 2009, the company anticipates recognizing pre-tax restructuring charges of approximately $6,000,000 for the year.

INTEREST

Interest expense decreased $1,806,000 and $3,154,000 for the second quarter and first half of 2009, respectively, compared to the same periods last year due to lower debt levels and lower interest rates.  Interest income for the second quarter and first half of 2009 decreased $540,000 and $797,000, respectively, compared to the same periods last year, which was primarily on the result of maintaining lower average foreign cash balances.

INCOME TAXES

The Company had an effective tax rate of 27.5% and 33.0% on earnings before tax for the three and six month periods ended June 30, 2009, respectively, compared to an expected rate at the US statutory rate of 35%.  For the three and six month periods ended June 30, 2008, the company had  an effective rate of 41.2% and 45.6%, respectively, compared to an expected rate at the US statutory rate of 35%.  The company’s effective tax rate for the three and six month periods ended June 30, 2009 was lower than the U.S. federal statutory rate as a result of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances, while normal tax expense was recognized in countries without tax allowances and earnings abroad being taxed at rates generally lower than the U.S. federal statutory rate.  For the three and six month periods ended June 30, 2008, the effective tax rate was higher than the U.S. federal statutory rate as a result of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances, while normal tax expense was recognized in countries without tax valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

The company’s debt decreased by $34,125,000 from December 31, 2008 to $444,695,000 at June 30, 2009, excluding the impact of adoption of FSP APB 14-1, as a result of improved cash flow generation.  The company’s balance sheet reflects the adoption of FSP APB 14-1.  As a result of adopting FSP APB 14-1, the company recorded a debt discount, which reduced debt and increased equity by $50,402,000 and $52,414,000 as of June 30, 2009 and December 31, 2008, respectively.

The company’s cash and cash equivalents were $49,709,000 at June 30, 2009, up from $47,516,000 at the end of the year.

The company’s borrowing arrangements contain covenants with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company’s bank agreements and agreements with its note holders.  There are three significant financial covenants:  leverage ratio, interest coverage ratio and fixed charge ratio.  As of June 30, 2009, the company was in compliance with all covenant requirements.  Under the most restrictive covenant of the company’s borrowing arrangements as of June 30, 2009, the company had the capacity to borrow up to an additional $150,000,000.

The leverage ratio is defined as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the previous twelve months.  As of June 30, 2009, the maximum leverage ratio permitted by the borrowing arrangements was 5.0 to 1.0.  The actual leverage ratio as of June 30, 2009 was 3.15 to 1.0.  As of October 1, 2009, the maximum leverage ratio permitted by the borrowing arrangements reduces to 4.0 to 1.0.

The interest coverage ratio is defined as Consolidated EBITDA for the previous twelve months as compared to Consolidated Interest Charges for the previous twelve months.   As of June 30, 2009, the minimum interest coverage ratio permitted by the borrowing arrangements was 2.5 to 1.0.  The actual interest coverage ratio as of June 30, 2009 was 3.97 to 1.0.  As of October 1, 2009, the minimum interest coverage ratio permitted by the borrowing arrangements increases to 3.0 to 1.0.

The fixed charge ratio takes into consideration several items including:  Consolidated EBITDA, rent and lease expense, capital expenditures, interest charges, regularly scheduled principal payments and federal, state and local taxes paid.  As of June 30, 2009, the minimum fixed charge ratio permitted by the borrowing arrangements was 1.4 to 1.0.  The actual fixed charge ratio as of June 30, 2009 was 2.08 to 1.0.  As of October 1, 2009, the minimum interest coverage ratio permitted by the borrowing arrangements increases to 1.6 to 1.0.

Index

CAPITAL EXPENDITURES

The company had no individually material capital expenditure commitments outstanding as of June 30, 2009. The company estimates that capital investments for 2009 could approximate $20,000,000 to $22,000,000 as compared to $19,957,000 in 2008.  The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $39,112,000 for the first half of 2009 compared to cash used for operating activities of $2,968,000 in the first half of 2008.  Operating cash flows for the first half of 2009 were significantly improved compared to the same period a year ago primarily due to improved profitability and better working capital management as accounts receivable collections were higher and inventory levels were reduced primarily in NA/HME as a result of improved asset management.

Cash used for investing activities was $7,429,000 for the first half of 2009 compared to $7,693,000 used in the first half of 2008.  Purchases of property, plant and equipment in the first half of 2009 were less than in the first half of 2008 while the first half of 2008 included a benefit of cash received from company-owned life insurance policies.

Cash used by financing activities was $32,804,000 for the first half of 2009 compared to cash used of $12,897,000 in the first half of 2008.  The improvement is the result of cash flow generated in the first half of the year of 2009 used to pay down debt.

During the first half of 2009, the company generated free cash flow of $35,114,000 compared to $12,512,000 used by the company in the first six months of 2008.  The increase was primarily attributable to the same items as noted above which impacted operating cash flows.  Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment.  Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including, for example, acquisitions).  However, it should be noted that the company’s definition of free cash flow may not be comparable to similar measures disclosed by other companies because not all companies calculate free cash flow in the same manner.

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided (used) by operating activities	$39,112	$(2,968)
Net cash impact related to restructuring activities	2,139	2,056
Less: Purchases of property and equipment - net	(6,137)	(11,600)
Free Cash Flow	$35,114	$(12,512)

DIVIDEND POLICY

On May 21, 2009, the company’s Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of July 3, 2009, which was paid on July 10, 2009.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Index

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

Product sales that give rise to installment receivables are recorded at the time of sale when the risks and rewards of ownership are transferred. In December 2000, the company entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare customers. As such, interest income is recognized based on the terms of the installment agreements. Installment accounts are monitored and if a customer defaults on payments, interest income is no longer recognized. All installment accounts are accounted for using the same methodology, regardless of duration of the installment agreements.

Allowance for Uncollectible Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the company’s receivables are due from home health care dealers, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts is based primarily on management’s evaluation of the financial condition of the customer. In addition, as a result of the third party financing arrangement, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts.

The company continues to closely monitor the credit-worthiness of its customers and adhere to tight credit policies. Due to delays in the implementation of various government reimbursement policies, including national competitive bidding, there still remains significant uncertainty as to the impact that those changes will have on the company’s customers.

Invacare has an agreement with DLL, a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation for events of default under the contracts. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts.

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

Index

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

Index

Accounting for Stock-Based Compensation
The company accounts for share based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”). The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted since 2005 and the company continues to use a Black-Scholes valuation model. As of June 30, 2009, there was $10,598,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested options and shares, and includes $3,663,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

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

On May 9, 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1) to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion. The FASB believed this clarification was needed because the accounting that was being applied for convertible debt prior to FSP APB 14-1did not fully reflect the true economic impact on the issuer since the conversion option was not captured as a borrowing cost and its full dilutive effect was not included in earnings per share.  FSP APB 14-1 requires separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate. Accordingly, the company had to bifurcate a component of its convertible debt as a component of stockholders’ equity ($59,012,000 as of the retrospective adoption date of February 12, 2007) and will accrete the resulting debt discount as interest expense. The company adopted FSP APB 14-1 effective January 1, 2009 and, as a result, reported interest expense increased and net earnings decreased by $1,020,000 ($0.03 per share) and $910,000 ($0.03 per share) for the quarters ended June 30, 2009 and 2008, respectively; by $2,012,000 ($0.06 per share) and $1,794,000 ($0.06 per share) for the six month periods ended June 30, 2009 and 2008, respectively and by $3,695,000 ($0.12 per share) and $2,904,000 ($0.09 per share) for the years 2008 and 2007, respectively.  FSP APB 14-1 required retrospective application upon adoption and accordingly, amounts for 2008 and 2007 are being and will continue to be restated in the 2009 financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events (SFAS 165). SFAS 165 provides authoritative guidance regarding subsequent events as this guidance was previously only addressed in auditing literature. The company adopted SFAS 165 effective June 30, 2009 and the adoption had no material impact on the company’s financial position, results of operations or cash flows.  The company has evaluated subsequent events through the date of filing of this report with the Securities and Exchange Commission.

Index

On July 1, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162 (SFAS 168).  With the issuance of SFAS 168, the Accounting Standards Codification (Codification) becomes the single source of authoritative U.S. accounting and reporting standards, with the exception of guidance issued by the SEC.  Although the Codification is not intended to change U.S. GAAP, it does reorganize and supersede current U.S. GAAP and therefore all references to U.S. GAAP in future filings will be changed to Codification references, beginning with the Company’s third quarter Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on June 30, 2009 debt levels, a 1% change in interest rates would not impact interest expense. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

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

Index

Item 4.	Controls and Procedures.

As of June 30, 2009, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of June 30, 2009, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.  There were no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
The following table presents information with respect to repurchases of common shares made by the company during the three months ended June 30, 2009. In the quarter ended June 30, 2009, no shares were repurchased and surrendered to the company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the company’s 2003 Performance Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/2009-4/30/09	-	$-	-	1,362,900
5/1/2009-5/31/09	-	-	-	1,362,900
6/1/2009-6/30/09	-	-	-	1,362,900
Total	-	$-	-	1,362,900

Item 4.                       Submission of Matters to a Vote of Security Holders.

On May 21, 2009, the company held its 2009 Annual Meeting of Shareholders to act on proposals to: (1) elect three directors to the class whose three-year term will expire in 2012, (2) approve and adopt amendments to the company’s Amended 2003 Performance Plan, (3) approve and adopt amendments to the Company’s Code of Regulations to establish majority voting director resignation procedures, (4) approve and adopt amendments to the Company’s Code of Regulations to adopt procedures for shareholders to propose business to be considered and to nominate directors for election at shareholder meetings, (5) approve and adopt amendments to the Company’s Code of Regulations to permit amendments to the Code of Regulations by the Board of Directors to the extent permitted by Ohio law, (6) ratify the appointment of Ernst & Young LLP as its independent auditors for the company’s 2009 fiscal year, and (7) consider and vote upon a shareholder proposal to amend the Company’s Articles of Incorporation to require a majority voting standard for uncontested director elections.

James C. Boland, Gerald B. Blouch and William M. Weber were each elected for a three-year term of office expiring in 2012 with 28,140,964; 28,729,561; and 28,617,197 affirmative votes and 12,063,320; 11,474,723; and 11,587,087 votes withheld, respectively.

John R. Kasich, Dan T. Moore, III, Joseph B. Richey, II, Dale C. LaPorte, Michael F. Delaney, C. Martin Harris, M.D., Bernadine P. Healy, M.D. and A. Malachi Mixon, III are directors with continuing terms.

Index

The proposal to approve and adopt amendments to the company’s Amended 2003 Performance Plan received 31,167,613 affirmative votes and 7,428,284 negative votes, and 81,050 votes abstained.

The proposal to approve and adopt amendments to the Company’s Code of Regulations to establish majority voting director resignation procedures received 39,969,825 affirmative votes and 157,870 negative votes, and 76,590 votes abstained.

The proposal to approve and adopt amendments to the Company’s Code of Regulations to adopt procedures for shareholders to propose business to be considered and to nominate directors for election at shareholder meetings received 34,616,083 affirmative votes and 5,510,532 negative votes, and 77,674 votes abstained.

The proposal to approve and adopt amendments to the Company’s Code of Regulations to adopt procedures for shareholders to propose business to be considered and to nominate directors for election at shareholder meetings received 34,616,083 affirmative votes, 5,510,532 negative votes and 77,674 abstained votes.

The proposal to ratify the appointment of Ernst & Young LLP as the company’s independent auditors for its 2009 fiscal year received 39,725,122 affirmative votes and 423,635 negative votes, and 55,533 votes abstained.

The shareholder proposal to adopt an amendment to the Company’s Articles of Incorporation to require a majority voting standard for uncontested director elections received 16,457,213 affirmative votes and 22,141,607 negative votes, and 79,125 votes abstained.

Item 6.	Exhibits.

Exhibit No.
3.1	Code of Regulations, as amended on May 21, 2009 (filed herewith).
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVACARE CORPORATION

Date: August 6, 2009	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)