Form 10-Q
period 2009-09-30
INVACARE CORP
filed 2009-11-05
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2009

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

As of November 4, 2009, the registrant had 31,195,416 Common Shares and 1,109,685 Class B Common Shares outstanding.

INVACARE CORPORATION

  Index

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2009	December 31, 2008

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$27,821	$47,516
Marketable securities	316	72
Trade receivables, net	259,223	266,483
Installment receivables, net	3,820	4,267
Inventories, net	183,426	178,737
Deferred income taxes	2,310	2,051
Other current assets	47,398	51,932
TOTAL CURRENT ASSETS	524,314	551,058

OTHER ASSETS	57,521	60,451
OTHER INTANGIBLES	86,026	84,766
PROPERTY AND EQUIPMENT, NET	139,573	143,512
GOODWILL	534,365	474,686
TOTAL ASSETS	$1,341,799	$1,314,473

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$135,083	$119,633
Accrued expenses	128,279	143,612
Accrued income taxes	2,383	3,054
Short-term debt and current maturities of long-term obligations	2,800	18,699
TOTAL CURRENT LIABILITIES	268,545	284,998

LONG-TERM DEBT	320,696	407,707
OTHER LONG-TERM OBLIGATIONS	95,076	88,826
SHAREHOLDERS' EQUITY
Preferred shares	-	-
Common shares	8,231	8,119
Class B common shares	278	278
Additional paid-in-capital	224,938	215,279
Retained earnings	329,031	306,698
Accumulated other comprehensive earnings	148,946	50,789
Treasury shares	(53,942)	(48,221)
TOTAL SHAREHOLDERS' EQUITY	657,482	532,942
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,341,799	$1,314,473

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Operations - (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2009	2008	2009	2008
Net sales	$434,031	$461,836	$1,244,567	$1,325,266
Cost of products sold	302,577	330,905	886,590	956,954
Gross profit	131,454	130,931	357,977	368,312
Selling, general and administrative expense	104,344	106,181	296,416	308,396
Charge related to restructuring activities	1,857	283	3,757	1,653
Interest expense	7,760	10,570	26,096	32,060
Interest income	(283)	(753)	(1,076)	(2,343)
Earnings before income taxes	17,776	14,650	32,784	28,546
Income taxes	4,300	3,925	9,250	10,265
NET EARNINGS	$13,476	$10,725	$23,534	$18,281
DIVIDENDS DECLARED PER COMMON SHARE	.0125	.0125	.0375	.0375
Net earnings per share – basic	$0.42	$0.34	$0.74	$0.57
Weighted average shares outstanding - basic	31,970	31,908	31,945	31,896
Net earnings per share – assuming dilution	$0.42	$0.33	$0.74	$0.57
Weighted average shares outstanding - assuming dilution	32,004	32,031	31,952	31,977

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows - (unaudited)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES	(In thousands)
Net earnings	$23,534	$18,281
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of convertible debt discount	3,062	2,730
Depreciation and amortization	29,852	33,305
Provision for losses on trade and installment receivables	14,157	10,576
Provision for other deferred liabilities	1,976	2,313
Provision for deferred income taxes	460	619
Provision for stock-based compensation	3,310	2,173
Loss (gain) on disposals of property and equipment	379	(110)
Changes in operating assets and liabilities:
Trade receivables	9,782	(26,799)
Installment sales contracts, net	(2,821)	(3,082)
Inventories	6,131	(18,047)
Other current assets	9,257	4,436
Accounts payable	9,613	(8,002)
Accrued expenses	(22,585)	785
Other deferred liabilities	(100)	(3,544)
NET CASH PROVIDED BY OPERATING ACTIVITIES	86,007	15,634

INVESTING ACTIVITIES
Purchases of property and equipment	(10,516)	(15,007)
Proceeds from sale of property and equipment	1,111	58
Other long term assets	(461)	4,470
Business acquisitions, net of cash acquired	-	(2,152)
Other	(270)	1,348
NET CASH USED FOR INVESTING ACTIVITIES	(10,136)	(11,283)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term borrowings	274,420	266,054
Payments on revolving lines of credit, long-term borrowings and capital lease obligations	(373,335)	(294,448)
Proceeds from exercise of stock options	1,001	834
Payment of dividends	(1,201)	(1,199)
NET CASH USED BY FINANCING ACTIVITIES	(99,115)	(28,759)
Effect of exchange rate changes on cash	3,549	(412)
Decrease in cash and cash equivalents	(19,695)	(24,820)
Cash and cash equivalents at beginning of period	47,516	62,200
Cash and cash equivalents at end of period	$27,821	$37,380

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated
Financial Statements
(Unaudited)
September 30, 2009

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

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 2009, the results of its operations for the three and nine months ended September 30, 2009 and 2008, respectively, and changes in its cash flows for the nine months ended September 30, 2009 and 2008, respectively.  Certain foreign subsidiaries, represented by the European segment, are consolidated using an August 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company’s financial statements. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.  All significant intercompany transactions are eliminated.

Adoption of new Accounting Standard - In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105 which modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applies beginning in third quarter 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

In May 2009, Subsequent Events, ASC 855, was issued that provides authoritative guidance regarding subsequent events as this guidance was previously only addressed in auditing literature. The company adopted ASC 855 effective June 30, 2009 and the adoption had no material impact on the company’s financial position, results of operations or cash flows.  The company has evaluated subsequent events through, November 5, 2009, the date of filing of this report with the Securities and Exchange Commission.

On May 9, 2008, Convertible Debt, ASC 470-20, was issued that provides clarification of the accounting for convertible debt that can be settled in cash upon conversion.  The FASB believed this clarification was needed because the accounting that was being applied for convertible debt prior to ASC 470-20 did not fully reflect the true economic impact on the issuer since the conversion option was not captured as a borrowing cost and its full dilutive effect was not included in earnings per share.  ASC 470-20 requires separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate. Accordingly, the company had to bifurcate a component of its convertible debt as a component of stockholders’ equity ($59,012,000 as of the retrospective adoption date of February 12, 2007) and will accrete the resulting debt discount as interest expense. The company adopted ASC 470-20 effective January 1, 2009 and, as a result, reported interest expense increased and net earnings decreased by $1,050,000 ($0.03 per share) and $936,000 ($0.03 per share) for the quarters ended September 30, 2009 and 2008, respectively; by $3,062,000 ($0.10 per share) and $2,730,000 ($0.09 per share) for the nine month periods ended September 30, 2009 and 2008, respectively and by $3,695,000 ($0.12 per share) and $2,904,000 ($0.09 per share) for the years 2008 and 2007, respectively.  ASC 470-20 required retrospective application upon adoption and accordingly, amounts for 2008 and 2007 are being and will continue to be restated in the 2009 financial statements.

Reclassifications - Certain segment reclassifications have been made to the prior years’ consolidated financial statements to conform to the presentation used for the three and nine month periods ended September 30, 2009 as management changed how it views segment earnings.

Index

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

Earnings (loss) before income tax amounts for 2008 have been restated to reflect the amortization of the convertible debt discount recorded as a result of the company’s adoption of ASC 470-20.  As a result of the restatement, earnings before income taxes decreased by $1,050,000 and $3,062,000 for NA/HME and the consolidated company for the three and nine months ended September 30, 2009, respectively, and decreased by $936,000 and $2,730,000 for NA/HME and the consolidated company for the three and nine months ended September 30, 2008, respectively.  In addition, effective January 1, 2009, segment earnings before income taxes have been changed to reflect how management currently views earnings before income taxes for the segments.  Specifically, Asia/Pacific earnings before income taxes now includes profit on intercompany sales with an offsetting adjustment to All Other and NA/HME now includes a greater allocation of interest expense with an offsetting reduction for Europe.  The prior year has been reclassified to conform to the current year presentation.

Index

The information by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues from external customers
North America / HME	$185,072	$191,218	$559,851	$554,162
Invacare Supply Group	70,825	67,604	204,688	197,383
Institutional Products Group	23,462	26,320	67,469	74,794
Europe	134,604	151,478	360,209	423,458
Asia/Pacific	20,068	25,216	52,350	75,469
Consolidated	$434,031	$461,836	$1,244,567	$1,325,266
Intersegment Revenues
North America / HME	$21,775	$15,456	$50,459	$43,843
Invacare Supply Group	16	189	214	424
Institutional Products Group	561	694	1,711	2,077
Europe	2,868	2,549	6,719	9,688
Asia/Pacific	7,331	8,499	22,724	24,369
Consolidated	$32,551	$27,387	$81,827	$80,401
Charge related to restructuring before income taxes
North America / HME	$(80)	$(153)	$255	$102
Invacare Supply Group	60	1,598	60	1,598
Institutional Products Group	-	-	171	115
Europe	1,810	213	2,434	996
Asia/Pacific	365	223	1,135	511
Consolidated	$2,155	$1,881	$4,055	$3,322
Earnings (loss) before income taxes
North America / HME	$9,679	$3,720	$24,986	$10,905
Invacare Supply Group	1,567	(323)	3,442	470
Institutional Products Group	3,629	1,654	6,721	3,023
Europe	12,372	15,736	23,393	33,344
Asia/Pacific	468	2,565	131	6,788
All Other *	(9,939)	(8,702)	(25,889)	(25,984)
Consolidated	$17,776	$14,650	$32,784	$28,546

“All Other” consists of un-allocated corporate selling, general and administrative costs, which do not meet the quantitative criteria for determining reportable segments.

Index

Net Earnings Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated (amounts in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Basic
Average common shares outstanding	31,970	31,908	31,945	31,896

Net earnings	$13,476	$10,725	$23,534	$18,281

Net earnings per common share	$0.42	$0.34	$0.74	$0.57

Diluted
Average common shares outstanding	31,970	31,908	31,945	31,896
Stock options and awards	34	123	7	81
Average common shares assuming dilution	32,004	32,031	31,952	31,977

Net earnings	$13,476	$10,725	$23,534	$18,281

Net earnings per common share	$0.42	$0.33	$0.74	$0.57

At September 30, 2009, 4,436,375 and 4,778,393 shares were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2009, respectively, as they were anti-dilutive.  At September 30, 2008, 2,881,198 and 4,299,531 shares were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2008, respectively, as they were anti-dilutive.  For the three and nine months ended September 30, 2009, the majority of the anti-dilutive shares were granted at an exercise price of $41.87 which was higher than the average fair market value prices of $20.41 and $17.87, respectively. For the three and nine months ended September 30, 2008, the majority of the anti-dilutive shares were granted at an exercise price of $41.87 which was higher than the average fair market value prices of $23.71 and $22.27, respectively.

Concentration of Credit Risk - The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. Prior to December 2000, the company financed equipment to certain customers. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $29,234,000 at September 30, 2009 to DLL for events of default under the contracts, which total $82,107,000 at September 30, 2009. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has a recorded a liability of $768,000 for this guarantee obligation within other long-term obligations. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

Index

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2008 to September 30, 2009 was entirely the result of foreign currency translation.

All of the company’s other intangible assets have definite lives and are amortized over their useful lives, except for $34,548,000 related to trademarks, which have indefinite lives.

As of September 30, 2009 and December 31, 2008, other intangibles consisted of the following (in thousands):

	September 30, 2009		December 31, 2008
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$78,118	$34,512	$72,155	$28,526
Trademarks	34,548	—	30,934	—
License agreements	4,323	4,015	5,494	4,688
Developed technology	7,207	2,305	6,698	1,942
Patents	7,868	6,178	6,761	4,790
Other	5,874	4,902	8,890	6,220
	$137,938	$51,912	$130,932	$46,166

Amortization expense related to other intangibles was $6,445,000 in the first nine months of 2009 and is estimated to be $8,578,000 in 2010, $8,170,000 in 2011, $7,633,000 in 2012, $6,803,000 in 2013 and $6,473,000 in 2014.

Accounting for Stock-Based Compensation - The company accounts for share based compensation under the provisions of the Compensation – Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted since 2005 and the company continues to use a Black-Scholes valuation model. The amounts of stock-based compensation expense recognized were as follows (in thousands):

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense recognized as part of selling, general and administrative expense	$1,528	$894	$3,310	$2,173

The 2009 and 2008 amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan.  Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company’s Business Segment Note to the Consolidated Financial Statements.

Stock Incentive Plans - The 2003 Performance Plan, as amended (the “2003 Plan”), allows the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to grant up to 6,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock), which includes the addition of 3,000,000 Common Shares authorized for issuance under the 2003 Plan, as approved by the Company’s shareholders on May 21, 2009.  The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards.  During the first nine months of 2009, the Committee granted 738,708 non-qualified stock options under the 2003 Plan with a term of ten years, each with an exercise price equal to the fair market value of the company’s Common Shares on the date of grant.

Under the terms of the company’s outstanding restricted stock awards, all of the shares granted vest ratably over the four years after the grant date.  Compensation expense of $1,238,000 was recognized related to restricted stock awards in the first nine months of 2009 and as of September 30, 2009, outstanding restricted stock awards totaling 302,026 were not yet vested.   Restricted stock awards totaling 125,840 were granted in the first nine months of 2009.

Index

Stock option activity during the nine months ended September 30, 2009 was as follows:

	2009	Weighted Average Exercise Price
Options outstanding at January 1	4,910,547	$29.38
Granted	738,708	20.73
Exercised	(346,163)	18.63
Cancelled	(421,595)	23.16
Options outstanding at September 30	4,881,497	$29.10

Options price range at September 30	$10.70 to
	$47.80
Options exercisable at September 30	3,325,662
Options available for grant at September 30*	3,036,340

* Options available for grant as of September 30, 2009 are reduced by net restricted stock award activity of 400,278 shares.

The following table summarizes information about stock options outstanding at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
	Number Outstanding	Average Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Prices	At 9/30/09	Contractual Life	Exercise Price	At 9/30/09	Exercise Price
$10.70 - $16.03	25,195	2.7 years	$11.08	1,053	$16.03
$16.26 - $23.71	2,015,469	6.8	$21.91	943,113	$22.81
$24.43 - $36.40	1,635,409	4.7	$29.05	1,176,072	$30.28
$37.70 - $47.80	1,205,424	4.9	$41.57	1,205,424	$41.57
Total	4,881,497	5.6	$29.10	3,325,662	$32.25

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

As of September 30, 2009, there was $16,077,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the company’s plans, which is related to non-vested options and shares, and includes $5,534,000 related to restricted stock awards.  The company expects the compensation expense to be recognized over approximately four years.

Warranty Costs - Generally, the company’s products are covered by warranties against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision.  No material adjustments to warranty reserves based on other events were necessary in the first nine months of 2009.

Index

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2009	$16,798
Warranties provided during the period	9,317
Settlements made during the period	(7,055)
Changes in liability for pre-existing warranties during the period, including expirations	1,722
Balance as of September 30, 2009	$20,782

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

To date, the company has made substantial progress on its restructuring activities, including exiting manufacturing and distribution facilities and eliminating positions, which resulted in restructuring charges of $4,055,000 and $3,322,000 incurred in the first nine months of 2009 and 2008, respectively, of which $298,000 and $1,669,000, respectively, were recorded in cost of products sold as it relates to inventory markdowns and the remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.  There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through September 30, 2009 during 2009.

A progression of the accruals by segment recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
January 1, 2006 Balance
NA/HME	$2,130	$—	$—	$—	$2,130
ISG	112	—	165	—	277
Europe	799	—	—	—	799
Asia/Pacific	63	—	—	—	63
Total	$3,104	$—	$165	$—	$3,269

Accruals
NA/HME	5,549	2,719	1,346	—	9,614
ISG	457	552	—	—	1,009
IPG	38	—	—	—	38
Europe	5,208	455	—	2,995	8,658
Asia/Pacific	621	557	745	8	1,931
Total	$11,873	$4,283	$2,091	$3,003	$21,250

Payments
NA/HME	(6,320)	(682)	(789)	—	(7,791)
ISG	(403)	(552)	(165)	—	(1,120)
IPG	(38)	—	—	—	(38)
Europe	(2,273)	(455)	—	(2,995)	(5,723)
Asia/Pacific	(684)	(557)	(623)	(8)	(1,872)
Total	$(9,718)	$(2,246)	$(1,577)	$(3,003)	$(16,544)

Index

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2006 Balance
NA/HME	1,359	2,037	557	—	3,953
ISG	166	—	—	—	166
Europe	3,734	—	—	—	3,734
Asia/Pacific	—	—	122	—	122
Total	$5,259	$2,037	$679	$—	$7,975

Accruals
NA/HME	3,705	178	(19)	—	3,864
ISG	67	—	—	—	67
IPG	19	—	98	55	172
Europe	862	386	—	3,247	4,495
Asia/Pacific	1,258	1,253	299	—	2,810
Total	$5,911	$1,817	$378	$3,302	$11,408

Payments
NA/HME	(4,362)	(2,183)	(172)	—	(6,717)
ISG	(228)	—	—	—	(228)
IPG	(19)	—	(98)	(55)	(172)
Europe	(4,591)	(386)	—	(3,202)	(8,179)
Asia/Pacific	(746)	(1,253)	(382)	—	(2,381)
Total	$(9,946)	$(3,822)	$(652)	$(3,257)	$(17,677)

December 31, 2007 Balance
NA/HME	702	32	366	—	1,100
ISG	5	—	—	—	5
Europe	5	—	—	45	50
Asia/Pacific	512	—	39	—	551
Total	$1,224	$32	$405	$45	$1,706

Accruals
NA/HME	217	—	(15)	—	202
ISG	—	1,598	—	—	1,598
IPG	—	—	115	—	115
Europe	1,371	208	—	649	2,228
Asia/Pacific	522	11	90	—	623
Total	$2,110	$1,817	$190	$649	$4,766

Payments
NA/HME	(693)	(31)	(195)	—	(919)
ISG	(5)	(1,598)	—	—	(1,603)
IPG	—	—	(115)	—	(115)
Europe	(829)	(208)	—	(574)	(1,611)
Asia/Pacific	(1,034)	(11)	(129)	—	(1,174)
Total	$(2,561)	$(1,848)	$(439)	$(574)	$(5,422)

Index

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2008 Balance
NA/HME	226	1	156	—	383
Europe	547	—	—	120	667
Total	$773	$1	$156	$120	$1,050

Accruals
NA/HME	255	—	—	—	255
ISG	60	—	—	—	60
IPG	171	—	—	—	171
Europe	986	—	—	1,448	2,434
Asia/Pacific	1,105	—	30	—	1,135
Total	$2,577	$—	$30	$1,448	$4,055

Payments
NA/HME	(481)	—	(50)	—	(531)
ISG	(60)	—	—	—	(60)
IPG	(56)	—	—	—	(56)
Europe	(887)	—	—	(927)	(1,814)
Asia/Pacific	(1,105)	—	(30)	—	(1,135)
Total	$(2,589)	$—	$(80)	$(927)	$(3,596)

September 30, 2009 Balance
NA/HME	—	1	106	—	107
IPG	115	—	—	—	115
Europe	646	—	—	641	1,287
Asia/Pacific	—	—	—	—	—
Total	$761	$1	$106	$641	$1,509

Comprehensive Earnings  - Total comprehensive earnings were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net earnings	$13,476	$10,725	$23,534	$18,281
Foreign currency translation gain (loss)	22,544	(57,500)	94,494	(19,714)
Unrealized gain (loss) on available for sale securities	115	19	162	(60)
SERP/DBO amortization of prior service costs and unrecognized losses	249	647	440	1,746
Current period unrealized gain on cash flow hedges	1,124	1,338	3,061	829
Total comprehensive earnings (loss)	$37,508	$(44,771)	$121,691	$1,082

Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):

	September 30, 2009	December 31, 2008
Finished goods	$114,568	$99,486
Raw Materials	57,929	64,493
Work in Process	10,929	14,758
	$183,426	$178,737

Index

Property and Equipment - Property and equipment consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Machinery and equipment	$323,086	$308,532
Land, buildings and improvements	95,353	90,410
Furniture and fixtures	26,549	25,041
Leasehold improvements	14,473	15,720
	459,461	439,703
Less allowance for depreciation	(319,888)	(296,191)
	$139,573	$143,512

Acquisitions- In the first nine months of 2009, the company made no acquisitions.  In October 2008, Invacare Corporation purchased a billing company operating as Homecare Collection Services (HCS) for $6,268,000. Pursuant to the HCS purchase agreement, the company agreed to pay contingent consideration based upon earnings before interest, taxes and depreciation over the three years subsequent to the acquisition up to a maximum of $3,000,000. When the contingency related to the acquisition is determinable, any additional consideration paid will increase the respective purchase price and reported goodwill.

Derivatives - In March 2008, Derivatives and Hedging, ASC 815, was issued which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The company adopted ASC 815 effective January 1, 2009.

ASC 815 requires companies to recognize all derivative instruments in the consolidated balance sheet as either assets or liabilities at fair value.  The accounting for changes in fair value of a derivative is dependent upon whether or not the derivative has been designated and qualifies for hedge accounting treatment and the type of hedging relationship.  For derivatives designated and qualifying as hedging instruments, the company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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

During 2009, the company was a party to interest rate swap agreements that qualified as cash flow hedges and effectively converted floating-rate debt to fixed-rate debt, so the company could avoid the risk of changes in market interest rates.  The gains and or losses on interest rate swaps are reflected in interest expense on the consolidated statement of operations.  As of September 30, 2009, none of the company’s debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements.

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

Index

The company has historically not recognized any ineffectiveness related to forward contract cash flow hedges because the Company generally limits it hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature.  Forward contracts with a total notional amount in USD of $48,588,000 and $82,212,000 matured during the three and nine months ended September 30, 2009.

As of September 30, 2009, foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	Notional Amount	Unrealized Gain (Loss)
USD / AUD	$2,124	$(544)
USD / CAD	12,612	106
USD / EUR	11,841	(601)
USD / GBP	4,257	(498)
USD / NZD	2,794	461
USD / SEK	1,369	234
USD / MXN	2,326	204
EUR / CHF	2,733	(24)
EUR / GBP	2,592	(94)
EUR / SEK	4,711	279
EUR / NZD	2,581	428
GBP / CHF	519	4
GBP / SEK	991	64
GBP / DKK	800	(34)
DKK / SEK	1,669	64
DKK / NOK	582	(4)
NOK / CHF	912	(31)
NOK / SEK	956	12
	$56,369	$26

Fair Value Hedging Strategy
In 2009 and 2008, the company did not utilize any derivatives designated as fair value hedges.  However, the company has in the past utilized fair value hedges in the form of forward contracts to manage the foreign exchange risk associated with certain firm commitments and has entered into interest rate swaps to effectively convert fixed-rate debt to floating-rate debt in an attempt to avoid paying higher than market interest rates.  For derivative instruments designated and qualifying as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item associated with the hedged risk are recognized in the same line item associated with the hedged item in earnings.

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment
The company utilizes foreign currency forward or option contracts that do not qualify for hedge accounting treatment in an attempt to manage the risk associated with the conversion of earnings in foreign currencies into U.S. Dollars.  While these derivative instruments do not qualify for hedge accounting treatment in accordance with ASC 815, these derivatives do provide the company with a means to manage the risk associated with currency translation.  These instruments are recorded at fair value in the consolidated balance sheet and any gains or losses are recorded as part of earnings in the current period.  No such contracts were outstanding and a gain of $32,000 was recorded by the company for the quarter and nine months ended September 30, 2009 related to any derivatives not qualifying for hedge accounting treatment.

The company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815 although they could qualify for hedge accounting treatment.  These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries.  The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain / loss on the settlement is offset by the gain / loss on the foreign currency forward contract accordingly no material net gain or loss was realized by the company for the quarter or nine months ended September 30, 2009 related to these forward contracts and the associated short-term intercompany trading receivables and payables.

Index

As of September 30, 2009, foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in the first nine months of 2009 and outstanding were as follows (in thousands USD):

	Notional Amount	Unrealized Gain (Loss)
CAD / USD	$16,052	$289
EUR / USD	12,022	202
SEK / USD	24,799	25
NZD / USD	6,161	(37)
	$59,034	$479

As of September 30, 2009, the fair values of the company’s derivative instruments were as follows (in thousands):

	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	$3,102	$3,076

Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward contracts	537	59

Total derivatives	$3,639	$3,135

The fair values of the company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.  Swap assets are recorded in either Other Current Assets or Other Assets, while swap liabilities are recorded in Accrued Expenses or Other Long-Term Obligations in the Consolidated Balance Sheets.  For the quarter ended September 30, 2009, no swaps were outstanding.

The effect of derivative instruments on the Statement of Operations for the three and nine months ended September 30, 2009 was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30
Foreign currency forward contracts	$954	$(345)	$-
Interest rate swap contracts	857	(426)	-
	$1,811	$(771)	$-

Nine months ended September 30
Foreign currency forward contracts	$587	$(277)	$-
Interest rate swap contracts	5,556	(2,819)	-
	$6,143	$(3,096)	$-

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended September 30
Foreign currency forward contracts	$(78)

Nine months ended September 30
Foreign currency forward contracts	$2,425

Index

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases.  For the quarter and nine months ended September 30, 2009, net sales were increased by $1,583,000 and $2,413,000, respectively, and cost of product sold was increased by $1,927,000 and $2,690,000, respectively for net realized losses of $345,000 and $277,000, respectively.  The $426,000 and $2,819,000 losses for the quarter and nine months ended September 30, 2009 related to interest rate swap agreements were recorded in interest expense for the period.  There was an immaterial amount reported in interest expense due to ineffectiveness related to the interest rate swap contracts.  The $78,000 loss and $2,425,000 gain recognized on foreign currency forward contracts not designated as hedging instruments was recognized in selling, general and administrative (SG&A) expenses for the quarter and nine months ended September 30, 2009 were offset by gains/losses of comparable amounts also recorded in SG&A expenses on the intercompany trade payables for which the derivatives were entered into to offset.

Fair Value Measurements - The Company has adopted Fair Value Measurements and Disclosures, ASC 820, as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis and the adoption had no material impact on the company’s financial position, results of operations or cash flows. For assets and liabilities measured at fair value on a nonrecurring basis, such as goodwill and intangibles, the company deferred its adoption until January 1, 2009, as allowed under the provisions of ASC 820.  The adoption of ASC 820 for assets and liabilities measured at fair value on a nonrecurring basis had no material impact on the company’s financial position, results of operations or cash flows.

Pursuant to ASC 820, the inputs used to derive the fair value of assets and liabilities are analyzed and assigned a level I, II or III priority, with level I being the highest and level III being the lowest in the hierarchy. Level I inputs are quoted prices in active markets for identical assets or liabilities.  Level II inputs are quoted prices for similar assets or liabilities in active markets: quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.  Level III inputs are based on valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	September 30, 2009	Level I	Level II	Level III
Marketable Securities	$316	$316	$-	$-
Forward Exchange Contracts	504	-	504	-
Total	$820	$316	$504	$-

Marketable Securities:  The Company’s marketable securities are recorded based on quoted prices in active markets multiplied by the number of shares owned without any adjustments for transactional costs or other costs that may be incurred to sell the securities.

Interest Rate Swaps:  The company was a party to interest rate swap agreements, which were entered into in the normal course of business, to reduce exposure to fluctuations in interest rates. The agreements were with major financial institutions, which were expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The agreements were contracts to exchange floating rate payments for fixed rate payments without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the interest rate swap agreements are accrued consistent with the terms of the agreements and market interest rates. Fair value for the company’s interest rate swaps are based on pricing models in which all significant inputs, such as interest rates and yield curves, are observable in active markets. No swaps were outstanding as of September 30, 2009.

Index

Forward Contracts:  The Company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are used to hedge the following currencies: AUD, CAD, CHF, CNY, DKK, EUR, GBP, MXP, NOK, NZD, SEK and USD. The company does not use derivative financial instruments for speculative purposes. Fair values for the company’s foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities.

The carrying amounts and fair values of the company’s financial instruments at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$27,821	$27,821	$47,516	$47,516
Marketable securities	316	316	72	72
Other investments	7,470	7,470	8,657	8,657
Installment receivables, net	8,065	8,065	9,946	9,946
Long-term debt (including current maturities of long-term debt)	(323,496)	(451,870)	(426,406)	(321,729)
Interest rate swaps	-	-	(2,737)	(2,737)
Forward contracts in Other Current Assets	3,639	3,639	1,413	1,413
Forward contracts in accrued expenses	(3,135)	(3,135)	(1,719)	(1,719)

Long-term debt carrying value and fair value as of December 31, 2008 have been restated to reflect the company’s adoption of ASC 470-20.

The aggregate cost of the Company’s cost-method investments totaled $7,470,000 as of September 30, 2009.  These investments were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.

Income Taxes - The Company had an effective tax rate of 24.2% and 28.2% on earnings before tax for the three and nine month periods ended September 30, 2009, respectively, compared to an expected rate at the US statutory rate of 35%.  For the three and nine month periods ended September 30, 2008, the company had  an effective rate of 26.8% and 36.0%, respectively, compared to an expected rate at the US statutory rate of 35%.  The company’s effective tax rate for the three and nine month periods ended September 30, 2009 and three month period ending September 30, 2008 was lower than the U.S. federal statutory rate as a result of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances, while normal tax expense was recognized in countries without tax allowances and earnings abroad being taxed at rates generally lower than the U.S. federal statutory rate.  For the nine month period ended September 30, 2008, the effective tax rate was higher than the U.S. federal statutory rate as a result of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances, while normal tax expense was recognized in countries without tax valuation allowances.

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

Index

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Three month period ended September 30, 2009	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$104,511	$171,241	$181,938	$(23,659)	$434,031
Cost of products sold	74,084	133,629	118,540	(23,676)	302,577
Gross Profit	30,427	37,612	63,398	17	131,454
Selling, general and administrative expenses	43,607	21,650	39,087	-	104,344
Charge related to restructuring activities	(80)	60	1,877	-	1,857
Income (loss) from equity investee	33,209	9,365	(3,615)	(38,959)	-
Interest expense - net	6,277	(849)	2,049	-	7,477
Earnings (loss) before Income Taxes	13,832	26,116	16,770	(38,942)	17,776
Income taxes	356	100	3,844	-	4,300
Net Earnings (loss)	$13,476	$26,016	$12,926	$(38,942)	$13,476

Three month period ended September 30, 2008
Net sales	$100,366	$169,877	$210,841	$(19,248)	$461,836
Cost of products sold	74,605	136,829	138,637	(19,166)	330,905
Gross Profit	25,761	33,048	72,204	(82)	130,931
Selling, general and administrative expenses	29,717	34,062	42,402	-	106,181
Charge related to restructuring activities	(155)	-	438	-	283
Income (loss) from equity investee	22,561	12,097	16,205	(50,863)	-
Interest expense - net	8,024	(451)	2,244	-	9,817
Earnings (loss) before Income Taxes	10,736	11,534	43,325	(50,945)	14,650
Income taxes	11	300	3,614	-	3,925
Net Earnings (loss)	$10,725	$11,234	$39,711	$(50,945)	$10,725

Index

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Nine month period ended September 30, 2009	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$288,590	$522,818	$491,486	$(58,327)	$1,244,567
Cost of products sold	205,662	411,488	327,891	(58,451)	886,590
Gross Profit	82,928	111,330	163,595	124	357,977
Selling, general and administrative expenses	103,802	80,907	111,707	-	296,416
Charge related to restructuring activities	255	60	3,442	-	3,757
Income (loss) from equity investee	67,216	15,661	(9,848)	(73,029)	-
Interest expense - net	21,467	(2,085)	5,638	-	25,020
Earnings (loss) before Income Taxes	24,620	48,109	32,960	(72,905)	32,784
Income taxes	1,086	300	7,864	-	9,250
Net Earnings (loss)	$23,534	$47,809	$25,096	$(72,905)	$23,534

Nine month period ended September 30, 2008
Net sales	$272,946	$509,923	$599,262	$(56,865)	$1,325,266
Cost of products sold	204,993	409,707	399,078	(56,824)	956,954
Gross Profit	67,953	100,216	200,184	(41)	368,312
Selling, general and administrative expenses	87,256	93,193	127,947	-	308,396
Charge related to restructuring activities	100	-	1,553	-	1,653
Income (loss) from equity investee	61,570	31,448	8,750	(101,768)	-
Interest expense - net	23,036	(1,124)	7,805	-	29,717
Earnings (loss) before Income Taxes	19,131	39,595	71,629	(101,809)	28,546
Income taxes	850	900	8,515	-	10,265
Net Earnings (loss)	$18,281	$38,695	$63,114	$(101,809)	$18,281

Index

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) September 30, 2009	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$3,583	$2,477	$21,761	$-	$27,821
Marketable securities	316	-	-	-	316
Trade receivables, net	98,526	65,518	101,427	(6,248)	259,223
Installment receivables, net	-	1,163	2,657	-	3,820
Inventories, net	45,924	38,610	100,199	(1,307)	183,426
Deferred income taxes	-	-	2,310	-	2,310
Other current assets	17,467	6,703	24,616	(1,388)	47,398
Total Current Assets	165,816	114,471	252,970	(8,943)	524,314
Investment in subsidiaries	1,451,170	648,542	-	(2,099,712)	-
Intercompany advances, net	132,328	949,522	90,961	(1,172,811)	-
Other Assets	52,216	4,101	1,204	-	57,521
Other Intangibles	1,519	8,448	76,059	-	86,026
Property and Equipment, net	49,195	9,335	81,043	-	139,573
Goodwill	4,868	24,634	504,863	-	534,365
Total Assets	$1,857,112	$1,759,053	$1,007,100	$(3,281,466)	$1,341,799

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73,146	$13,688	$48,249	$-	$135,083
Accrued expenses	34,982	22,448	78,485	(7,636)	128,279
Accrued income taxes	500	-	1,883	-	2,383
Short-term debt and current maturities of long-term obligations	2,191	-	609	-	2,800
Total Current Liabilities	110,819	36,136	129,226	(7,636)	268,545
Long-Term Debt	310,580	-	10,116	-	320,696
Other Long-Term Obligations	46,997	2,040	46,039	-	95,076
Intercompany advances, net	731,234	403,262	38,315	(1,172,811)	-
Total Shareholders’ Equity	657,482	1,317,615	783,404	(2,101,019)	657,482
Total Liabilities and Shareholders’ Equity	$1,857,112	$1,759,053	$1,007,100	$(3,281,466)	$1,341,799

Index

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) December 31, 2008	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$10,920	$2,284	$34,312	$-	$47,516
Marketable securities	72	-	-	-	72
Trade receivables, net	114,961	56,037	101,301	(5,816)	266,483
Installment receivables, net	-	1,559	2,708	-	4,267
Inventories, net	49,243	37,320	93,586	(1,412)	178,737
Deferred income taxes	-	-	2,051	-	2,051
Other current assets	15,210	6,358	30,364	-	51,932
Total Current Assets	190,406	103,558	264,322	(7,228)	551,058
Investment in subsidiaries	1,350,463	683,148	-	(2,033,611)	-
Intercompany advances, net	191,209	844,433	66,851	(1,102,493)	-
Other Assets	53,793	5,425	1,233	-	60,451
Other Intangibles	2,778	9,722	72,266	-	84,766
Property and Equipment, net	52,632	9,753	81,127	-	143,512
Goodwill	4,975	24,293	445,418	-	474,686
Total Assets	1,846,256	$1,680,332	$931,217	$(3,143,332)	$1,314,473

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$59,779	$12,734	$47,120	$-	$119,633
Accrued expenses	50,034	24,208	75,186	(5,816)	143,612
Accrued income taxes	500	-	2,554	-	3,054
Short-term debt and current maturities of long-term obligations	17,793	-	906	-	18,699
Total Current Liabilities	128,106	36,942	125,766	(5,816)	284,998
Long-Term Debt	398,328	-	9,379	-	407,707
Other Long-Term Obligations	45,290	2,040	41,496	-	88,826
Intercompany advances, net	741,590	335,125	25,778	(1,102,493)	-
Total Shareholders’ Equity	532,942	1,306,225	728,798	(2,035,023)	532,942
Total Liabilities and Shareholders’ Equity	$1,846,256	$1,680,332	$931,217	$(3,143,332)	$1,314,473

Index

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Nine month period ended September 30, 2009	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$95,736	$1,453	$(11,182)	$-	$86,007
Investing Activities
Purchases of property and equipment	(3,926)	(1,479)	(5,111)	-	(10,516)
Proceeds from sale of property and equipment	-	-	1,111	-	1,111
Increase in other long-term assets	(350)	(122)	11	-	(461)
Other	(523)	341	(88)	-	(270)
Net Cash Used for Investing Activities	(4,799)	(1,260)	(4,077)	-	(10,136)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	274,420	-	-	-	274,420
Payments on revolving lines of credit and long-term borrowings	(372,494)	-	(841)	-	(373,335)
Proceeds from exercise of stock options	1,001	-	-	-	1,001
Payment of dividends	(1,201)	-	-	-	(1,201)
Net Cash Used by Financing Activities	(98,274)	-	(841)	-	(99,115)
Effect of exchange rate changes on cash	-	-	3,549	-	3,549
Increase (decrease) in cash and cash equivalents	(7,337)	193	(12,551)	-	(19,695)
Cash and cash equivalents at beginning of period	10,920	2,284	34,312	-	47,516
Cash and cash equivalents at end of period	$3,583	$2,477	$21,761	$-	$27,821

Nine month period ended September 30, 2008
Net Cash Provided (Used) by Operating Activities	$(13,939)	$2,340	$27,233	$-	$15,634
Investing Activities
Purchases of property and equipment	(3,292)	(916)	(10,799)	-	(15,007)
Proceeds from sale of property and equipment	-	-	58	-	58
Increase in other long-term assets	4,470	-	-	-	4,470
Business acquisitions, net of cash acquired	-	(2,152)	-	-	(2,152
Other	(1,499)	1,521	1,326	-	1,348
Net Cash Used for Investing Activities	(321)	(1,547)	(9,415)	-	(11,283)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	243,919	-	22,135	-	266,054
Payments on revolving lines of credit and long-term borrowings	(252,096)	-	(42,352)	-	(294,448)
Proceeds from exercise of stock options	834	-	-	-	834
Payment of dividends	(1,199)	-	-	-	(1,199)
Net Cash Used by Financing Activities	(8,542)	-	(20,217)	-	(28,759)
Effect of exchange rate changes on cash	-	-	(412)	-	(412)
Increase (decrease) in cash and cash equivalents	(22,802)	793	(2,811)	-	(24,820)
Cash and cash equivalents at beginning of period	27,133	1,773	33,294	-	62,200
Cash and cash equivalents at end of period	$4,331	$2,566	$30,483	$-	$37,380

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the company’s Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the company’s Current Report on Form 8-K as furnished to the Securities and Exchange Commission on October 22, 2009.

OUTLOOK

For the nine months ended September 30, 2009, the Company’s earnings were in line with internal planning on a consolidated basis and ahead of plan on both cash flow and debt repayment.  For the fourth quarter, the Company expects continued improvements from cost reduction activities compared to last year.  However, commodity costs have started to rise recently compared to earlier in 2009.  Compared to the third quarter, these higher costs will pressure margins in the fourth quarter.  Offsetting that impact, foreign currency rates have recently strengthened against the U.S. dollar.

The Company remains more focused on delivering cash flow and operating performance over sales growth, in some cases, limiting business with customers who do not provide an adequate return.  Additionally, pricing and reimbursement pressures are expected to continue in certain European markets, particularly in France where funding rules have changed for nursing homes.  For the IPG business and the Australian distribution business, delays in purchases by long-term care facilities will likely continue to negatively impact sales growth.  In the NA/HME region, organic sales growth in the fourth quarter should improve compared to the third quarter in part due to higher Respiratory product line sales. The Company’s organic sales growth, effective tax rate, earnings and cash flow for 2009 are expected, as of the date of this filing, to be consistent with the guidance provided in the Company’s October 22, 2009 press release.

RESULTS OF OPERATIONS

NET SALES

Net sales for the three months ended September 30, 2009 were $434,031,000, compared to $461,836,000 for the same period a year ago, representing a 6.0% decrease.  Foreign currency translation decreased net sales by four percentage points while acquisitions increased net sales by less than a percentage point. Organic net sales for the quarter declined 2.2% compared to the same period last year driven by organic net sales declines in North America/Home Medical Equipment, Asia/Pacific and Institutional Products Group, which were partially offset by an organic net sales increase for Invacare Supply Group.  For the nine months ended September 30, 2009, net sales decreased 6.1% to $1,244,567,000 compared to $1,325,266,000 for the same period a year ago.  Foreign currency translation decreased net sales by six percentage points while acquisitions increased net sales by less than a percentage point. Organic net sales for the nine months ended September 30, 2009 decreased 0.3% compared to the same period last year.

North American/Home Medical Equipment (NA/HME)

NA/HME net sales decreased 3.2% for the quarter to $185,072,000 as compared to $191,218,000 for the same period a year ago.  Foreign currency translation decreased net sales by less than one percentage point while acquisitions increased net sales by approximately one percentage point.  The decrease for the quarter was principally due to net sales decreases in Respiratory and Rehab product lines.  For the first nine months of 2009, net sales increased 1.0% to $559,851,000 as compared to $554,162,000 for the same period a year ago.  Foreign currency translation decreased net sales by approximately one percentage point while acquisitions increased net sales by approximately one percentage point.

Standard product line net sales for the third quarter increased 2.5% compared to the third quarter of last year, driven by increased volumes in home care beds and low air loss therapy products.  Rehab product line net sales decreased by 1.8% compared to the third quarter last year, driven primarily by declines in sales of the Top End® sports wheelchair, custom manual and consumer power product lines.  Primarily driven by cash sales, Top End® has been negatively impacted by the economic downturn. Reliant on reimbursement, sales of custom manual wheelchairs have been negatively impacted by coverage rules, such as the State of Ohio’s recent change related to ceasing reimbursement at nursing homes for HME products.  Respiratory product line net sales decreased 20.2%, primarily driven by lower sales of HomeFill® oxygen delivery systems, largely due to continued inventory adjustments by some customers.

Index

Invacare Supply Group (ISG)

ISG net sales for the quarter increased 4.8% to $70,825,000 compared to $67,604,000 in the third quarter last year.  The net sales increase was primarily in wound care, incontinence and enteral products.  In addition, increased home delivery program sales were offset in part by decreased sales to larger providers.  For the first nine months of 2009, net sales increased 3.7% to $204,688,000 as compared to $197,383,000 for the same period a year ago.

Institutional Products Group (IPG)

IPG net sales for the quarter decreased by 10.9% to $23,462,000 compared to $26,320,000 for the third quarter last year.  Foreign currency translation decreased net sales by less than one percentage point.  The net sales decrease was largely driven by continued weakness in capital expenditures by nursing home customers, due primarily to budgetary pressures in state Medicaid programs.  For the first nine months of 2009, net sales decreased 9.8% to $67,469,000 as compared to $74,794,000 for the same period a year ago.  Foreign currency translation decreased net sales by two percentage points.

Europe

European net sales decreased 11.1% for the quarter to $134,604,000 as compared to $151,478,000 for the same period a year ago.  Foreign currency translation decreased net sales by eleven percentage points.  Organic net sales for the quarter were basically flat, with sales growth in the U.K. and certain other markets, offset primarily by a sales decline in France, where the sales of beds and wheelchairs into nursing homes continued to weaken as a result of changed funding rules. European net sales for the first nine months of 2009 decreased 14.9% to $360,209,000 as compared to $423,458,000 for the same period a year ago.  Foreign currency translation decreased net sales by fourteen percentage points.

Asia/Pacific

Asia/Pacific net sales decreased 20.4% for the quarter to $20,068,000 as compared to $25,216,000 for the same period a year ago.  Foreign currency translation decreased net sales by five percentage points.  The sales decline at the Company’s subsidiary which manufactures controllers was largely due to external customers whose demand for inventory remained weak in the current economic environment.  The Company’s Australian distribution business had lower sales due in large part to weak demand from long-term care facilities which continue to delay capital purchases.  For the first nine months of 2009, net sales decreased 30.6% to $52,350,000 as compared to $75,469,000 for the same period a year ago.  Foreign currency translation decreased net sales by sixteen percentage points.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine-month periods ended September 30, 2009 was 30.3% and 28.8%, respectively, compared to 28.4% and 27.8%, respectively, in the same periods last year.  The margin improvement compared to the prior year in virtually all segments was the result of cost reduction activities, including commodity cost and freight reductions, along with a favorable customer mix toward higher margin customers, which were partially offset by volume declines and currency weakness in Asia Pacific related to purchases of sourced product.

For the first nine months of the year, NA/HME margins as a percentage of net sales increased to 33.5% compared with 30.7% in the same period last year primarily due to cost reduction activities, including commodity cost and freight reductions, along with a favorable customer mix toward higher margin customers.  ISG gross margins increased by 1.5 percentage points primarily due to benefits from cost reduction activities, including freight reduction programs, and favorable customer mix towards higher margin customers.  IPG gross margin increased by 6.7 percentage points primarily as a result of cost reduction activities, including the benefits of freight recovery programs.  In Europe, gross margin as a percentage of net sales declined by 1.2 percentage points primarily due to the unfavorable foreign currency impact from the weakness of the British pound as compared to the Euro and the Euro as compared to the U.S. dollar.  Gross margin, as a percentage of net sales in Asia/Pacific, decreased by 8.3 percentage points, primarily due to unfavorable foreign currency impact due to the strengthening of the U.S. dollar.

Index

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expense as a percentage of net sales for the three and nine months ended September 30, 2009 was 24.0% and 23.8%, respectively, compared to 23.0% and 23.3% for the same periods a year ago.  The dollar decreases were $1,837,000 and $11,980,000, or 1.7% and 3.9%, respectively, for the quarter and first nine months of the year, as compared to the same period a year ago.  Acquisitions increased these expenses by $574,000 in the quarter and $1,804,000 in the first nine months of the year, while foreign currency translation decreased these expenses by $3,879,000 in the quarter and $19,017,000 in the first nine months of the year compared to the same periods a year ago.  Excluding the impact of foreign currency translation and acquisitions, selling, general and administrative expense increased 1.4% for the quarter and 1.7% for the first nine months of 2009 as compared to the same periods a year ago.  The dollar increase, excluding foreign currency translation and acquisitions, was $1,468,000 and $5,233,000 for the quarter and first nine months of the year, as compared to the same periods a year ago.  The year to date increase is primarily attributable to increases in bad debt and stock compensation expense as well as unfavorable foreign currency transactions related to the Euro and the British Pound.

North American/HME SG&A expense increased $2,621,000, or 4.9%, for the quarter and $5,249,000, or 3.4%, in the first nine months of 2009 compared to the same periods a year ago.  For the quarter, foreign currency translation decreased SG&A expense by $225,000, or .4%, while acquisitions increased SG&A expense by $574,000, or 1.1%.  For the first nine months of 2009, foreign currency translation decreased SG&A expense by $1,578,000 or 1.0% while acquisitions increased SG&A by $1,804,000 or 1.2%.  Excluding the impact of foreign currency translation and acquisitions, SG&A expense increased by 4.3% for the quarter and increased by 3.3% year to date.  The year to date increase is primarily attributable to increased bad debt expense and stock compensation expense.

Invacare Supply Group SG&A expense increased $509,000, or 7.6%, for the quarter and increased by $1,065,000, or 5.4%, in the first nine months of 2009 compared to the same periods a year ago with the year to date increase primarily due to increased bad debt expense.

Institutional Products Group SG&A expense decreased $336,000, or 8.6%, for the quarter and decreased $399,000, or 3.3%, in the first nine months of 2009 compared to the same periods a year ago.  Foreign currency translation decreased SG&A expense by $32,000, or 0.8%, for the quarter and $224,000, or 1.9%, for the first nine months of the year.  Excluding the impact of foreign currency translation, SG&A expense decreased 7.8% and 1.5% for the quarter and first nine months of 2009, respectively, as compared to last year.  The year to date decline is attributable to reduced commission expense driven by the net sales decline.

European SG&A expense decreased $3,457,000, or 9.9%, for the quarter and $14,725,000, or 14.4%, for the first nine months of 2009 compared to the same periods a year ago.  For the quarter, foreign currency translation decreased SG&A by $3,195,000, or 9.2%.  For the first nine months of 2009, foreign currency translation decreased SG&A expense by $12,483,000, or 12.2%.  Excluding the impact of foreign currency translation, SG&A expense decreased by 0.8% and 2.2% for the quarter and first nine months of the year, respectively, as compared to the same periods a year ago.

Asia/Pacific SG&A expense decreased $1,174,000, or 15.8%, for the quarter and $3,170,000, or 14.4%, in the first nine months of the year compared to the same periods a year ago.  For the quarter, foreign currency translation decreased SG&A expense by $427,000, or 5.8%.  For the first nine months of 2009, foreign currency translation decreased SG&A by $4,732,000, or 21.4%.  Excluding the impact of foreign currency translation, SG&A expense decreased 10.1% for the quarter and increased by 7.1% for first nine months of 2009, respectively as compared to last year.   The year to date decrease is primarily attributable to unfavorable foreign currency transactions related to the Euro.

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

Restructuring charges of $2,155,000 and $4,055,000 were incurred in the three and nine month periods ended September 30, 2009, including $298,000 for the three and nine month periods ended September 30, 2009 which was recorded in cost of products sold as it related to inventory markdowns.  The remaining charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.

Index

For the first nine months of 2009, restructuring charges included $255,000 in NA/HME, $60,000 in ISG, $171,000 in IPG, $2,434,000 in Europe and $1,135,000 in Asia/Pacific.  Of the total charges incurred to date, $1,509,000 remained unpaid as of September 30, 2009 with $107,000 unpaid related to NA/HME; $115,000 unpaid related to IPG; and $1,287,000 unpaid related to Europe.  There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded through September 30, 2009 during 2009.  With additional actions to be undertaken during the remainder of 2009, the company anticipates recognizing pre-tax restructuring charges of approximately $6,000,000 for the year.

INTEREST

Interest expense decreased $2,810,000 and $5,964,000 for the third quarter and first nine months of 2009, respectively, compared to the same periods last year due to lower debt levels and lower interest rates.  Interest income for the third quarter and first nine months of 2009 decreased $470,000 and $1,267,000, respectively, compared to the same periods last year, which was primarily on the result of maintaining lower average foreign cash balances.

INCOME TAXES

The Company had an effective tax rate of 24.2% and 28.2% on earnings before tax for the three and nine month periods ended September 30, 2009, respectively, compared to an expected rate at the US statutory rate of 35%.  For the three and nine month periods ended September 30, 2008, the company had  an effective rate of 26.8% and 36.0%, respectively, compared to an expected rate at the US statutory rate of 35%.  The company’s effective tax rate for the three and nine month periods ended September 30, 2009 and three month period ending September 30, 2008 was lower than the U.S. federal statutory rate as a result of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances, while normal tax expense was recognized in countries without tax allowances and earnings abroad being taxed at rates generally lower than the U.S. federal statutory rate.  For the nine month period ended September 30, 2008, the effective tax rate was higher than the U.S. federal statutory rate as a result of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances, while normal tax expense was recognized in countries without tax valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

The company’s debt decreased by $105,972,000 from December 31, 2008 to $372,848,000 at September 30, 2009, excluding the impact of adoption of ASC 470-20, as a result of improved cash flow generation.  The company’s balance sheet reflects the adoption of ASC 470-20.  As a result of adopting ASC 470-20, the company recorded a debt discount, which reduced debt and increased equity by $49,352,000 as of September 30, 2009 and $52,414,000 as of December 31, 2008, respectively.

The company’s cash and cash equivalents were $27,821,000 at September 30, 2009, down from $47,516,000 at the end of the year.

The company’s borrowing arrangements contain covenants with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company’s bank agreements and agreements with its note holders.  There are three significant financial covenants:  leverage ratio, interest coverage ratio and fixed charge ratio.  As of September 30, 2009, the company was in compliance with all covenant requirements.  Under the most restrictive covenant of the company’s borrowing arrangements as of September 30, 2009, the company had the capacity to borrow up to an additional $146,747,000.

The leverage ratio is defined as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the previous twelve months.  As of September 30, 2009, the maximum leverage ratio permitted by the borrowing arrangements was 5.0 to 1.0.  The actual leverage ratio as of September 30, 2009 was 2.64 to 1.0.  On October 1, 2009, the maximum leverage ratio permitted by the borrowing arrangements decreased to 4.0 to 1.0.

The interest coverage ratio is defined as Consolidated EBITDA for the previous twelve months as compared to Consolidated Interest Charges for the previous twelve months.   As of September 30, 2009, the minimum interest coverage ratio permitted by the borrowing arrangements was 2.5 to 1.0.  The actual interest coverage ratio as of September 30, 2009 was 4.34 to 1.0.  On October 1, 2009, the minimum interest coverage ratio permitted by the borrowing arrangements decreased to 3.0 to 1.0.

Index

The fixed charge ratio takes into consideration several items including:  Consolidated EBITDA, rent and lease expense, capital expenditures, interest charges, regularly scheduled principal payments and federal, state and local taxes paid.  As of September 30, 2009, the minimum fixed charge ratio permitted by the borrowing arrangements was 1.4 to 1.0.  The actual fixed charge ratio as of September 30, 2009 was 2.07 to 1.0.  On October 1, 2009, the minimum interest coverage ratio permitted by the borrowing arrangements increased to 1.6 to 1.0.

CAPITAL EXPENDITURES

The company had no individually material capital expenditure commitments outstanding as of September 30, 2009. The company estimates that capital investments for 2009 could approximate $15,000,000 to $17,000,000 as compared to $19,957,000 in 2008.  The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $86,007,000 for the first nine months of 2009 compared to cash provided by operating activities of $15,634,000 in the first nine months of 2008.  Operating cash flows for the first nine months of 2009 were significantly improved compared to the same period a year ago primarily due to improved profitability and better working capital management as accounts receivable collections were higher, inventory levels were reduced and accounts payable increased primarily in NA/HME as a result of improved asset management.

Cash used for investing activities was $10,136,000 for the first nine months of 2009 compared to $11,283,000 used in the first nine months of 2008.  Purchases of property, plant and equipment in the first nine months of 2009 were less than in the first nine months of 2008 while the first nine months of 2008 included a benefit of cash received from company-owned life insurance policies.

Cash used by financing activities was $99,115,000 for the first nine months of 2009 compared to cash used of $28,759,000 in the first nine months of 2008.  The increase in cash flow used by financing activities is the result of a reduction in debt outstanding from strong cash flow generated during the year and utilization of cash on the balance sheet.

During the first nine months of 2009, the company generated free cash flow of $79,814,000 compared to $3,394,000 generated by the company in the first nine months of 2008.  The increase was primarily attributable to the same items as noted above which impacted operating cash flows.  Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment.  Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including, for example, acquisitions).  However, it should be noted that the company’s definition of free cash flow may not be comparable to similar measures disclosed by other companies because not all companies calculate free cash flow in the same manner.

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$86,007	$15,634
Net cash impact related to restructuring activities	3,212	2,709
Less: Purchases of property and equipment - net	(9,405)	(14,949)
Free Cash Flow	$79,814	$3,394

DIVIDEND POLICY

On August 19, 2009, the company’s Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of October 5, 2009, which was paid on October 13, 2009.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Revenue Recognition
Invacare’s revenues are recognized when products are shipped to unaffiliated customers. Revenue Recognition, ASC 605, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The company has concluded that its revenue recognition policy is appropriate and in accordance with GAAP and ASC 605. Shipping and handling costs are included in cost of goods sold.

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

Distributed products sold by the company are accounted for in accordance with the revenue recognition guidance in ASC 605-45-05. The company records distributed product sales gross as a principal since the company takes title to the products and has the risks of loss for collections, delivery and returns.

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

Index

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

Goodwill, Intangible and Other Long-Lived Assets
Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Under Intangibles – Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company completes its annual impairment tests in the fourth quarter of each year. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in our annual impairment testing as higher discount rates decrease the fair value estimates used in our testing.

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

Index

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

Accounting for Stock-Based Compensation
The company accounts for share based compensation under the provisions of Compensation – Stock Compensation, ASC 718.  The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted since 2005 and the company continues to use a Black-Scholes valuation model. As of September 30, 2009, there was $16,077,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested options and shares, and includes $5,534,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2007, Business Combinations, ASC 805, changed the accounting for business acquisitions. ASC 805 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes principles and requirements as to how an acquirer should recognize and measure in its financial statements the assets acquired, liabilities assumed, any non-controlling interest and goodwill acquired. ASC 805 also requires expanded disclosure regarding the nature and financial effects of a business combination. The company adopted ASC 805 as of January 1, 2009 and the adoption had no material impact on the company’s financial position, results of operations or cash flows. ASC 805 could have a material impact on the company’s financial statements in future periods if the company completes significant acquisitions in the future.

Index

In March 2008, Derivatives and Hedging, ASC 815 was issued which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The company adopted ASC 815 effective January 1, 2009 and the adoption had no material impact on the company’s financial position, results of operations or cash flows.

On May 9, 2008, Convertible Debt, ASC 470-20, was issued to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion. The FASB believed this clarification was needed because the accounting that was being applied for convertible debt prior to ASC 470-20 did not fully reflect the true economic impact on the issuer since the conversion option was not captured as a borrowing cost and its full dilutive effect was not included in earnings per share.  ASC 470-20 requires separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate. Accordingly, the company had to bifurcate a component of its convertible debt as a component of stockholders’ equity ($59,012,000 as of the retrospective adoption date of February 12, 2007) and will accrete the resulting debt discount as interest expense. The company adopted ASC 470-20 effective January 1, 2009 and, as a result, reported interest expense increased and net earnings decreased by $1,050,000 ($0.03 per share) and $936,000 ($0.03 per share) for the quarters ended September 30, 2009 and 2008, respectively; by $3,062,000 ($0.10 per share) and $2,730,000 ($0.09 per share) for the nine month periods ended September 30, 2009 and 2008, respectively and by $3,695,000 ($0.12 per share) and $2,904,000 ($0.09 per share) for the years 2008 and 2007, respectively.  ASC 470-20 required retrospective application upon adoption and accordingly, amounts for 2008 and 2007 are being and will continue to be restated in the 2009 financial statements.

In May 2009, Subsequent Events, ASC 855, was issued that provides authoritative guidance regarding subsequent events as this guidance was previously only addressed in auditing literature. The company adopted ASC 855 effective June 30, 2009 and the adoption had no material impact on the company’s financial position, results of operations or cash flows.  The company has evaluated subsequent events through the date of filing of this report with the Securities and Exchange Commission.

On July 1, 2009, the FASB issued ASC 105, The Accounting Standards Codification (Codification) is the single source of authoritative U.S. accounting and reporting standards, with the exception of guidance issued by the SEC.  Although the Codification is not intended to change U.S. GAAP, it does reorganize and supersede current U.S. GAAP and therefore all references to U.S. GAAP in future filings will be changed to Codification references, beginning with the Company’s third quarter Form 10-Q.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company uses interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on September 30, 2009 debt levels, a 1% change in interest rates would impact interest expense by approximately $533,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

Index

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could”, “plan,” “intend,” “expect,” “continue,” “forecast,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: possible adverse effects of being substantially leveraged, which could impact our ability to raise capital, limit our ability to react to changes in the economy or our industry or expose us to interest rate or event of default risks; adverse changes in government and other third-party payor reimbursement levels and practices, including any health care reform legislation that may be enacted (such as, for example, recently proposed health care reform legislation contemplating a tax on medical device manufacturers that, if adopted, could have an adverse impact on the company); consolidation of health care providers and our competitors; loss of key health care providers; ineffective cost reduction and restructuring efforts; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; extensive government regulation of our products; lower cost imports; increased freight costs; failure to comply with regulatory requirements or receive regulatory clearance or approval for our products or operations in the United States or abroad; potential product recalls; uncollectible accounts receivable; the uncertain impact on our providers, on our suppliers and on the demand for our products of the recent global economic downturn and general volatility in the credit and stock markets; difficulties in implementing an Enterprise Resource Planning system; legal actions or regulatory proceedings and governmental investigations; product liability claims; inadequate patents or other intellectual property protection; incorrect assumptions concerning demographic trends that impact the market for our products; provisions of Ohio law or in our debt agreements, our shareholder rights plan or our charter documents that may prevent or delay a change in control; the loss of the services of our key management and personnel; decreased availability or increased costs of raw materials which could increase our costs of producing our products; inability to acquire strategic acquisition candidates because of limited financing alternatives; risks inherent in managing and operating businesses in many different foreign jurisdictions; increased security concerns and potential business interruption risks associated with political and/or social unrest in foreign countries where the company’s facilities or assets are located; exchange rate and tax rate fluctuations, as well as the risks described from time to time in Invacare’s reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.

As of September 30, 2009, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of September 30, 2009, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.  There were no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Index

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Reduced government reimbursement levels and changes in reimbursement policies have in the past added, and could continue to add, significant pressure to the company’s revenues and profitability.  Any health care reform legislation that is adopted by the U.S. government may increase this pressure.  For example, recently proposed health care reform legislation contemplating a tax on medical device manufacturers, if adopted, could have an adverse impact on the company’s profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
The following table presents information with respect to repurchases of common shares made by the company during the three months ended September 30, 2009. In the quarter ended September 30, 2009, shares were repurchased and surrendered to the company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the company’s 2003 Performance Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
7/1/2009-7/31/09	8,123	$20.12	-	1,362,900
8/1/2009-8/31/09	-	-	-	1,362,900
9/1/2009-9/30/09	-	-	-	1,362,900
Total	8,123	$20.12	-	1,362,900

Item 6.	Exhibits.

Exhibit No.
10.1	Amendment No.1 to Invacare Corporation Deferred Compensation Plus Plan (filed herewith).
10.2	Amendment No.1 to Invacare Corporation Cash Balance Supplemental Executive Retirement Plan (filed herewith).
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVACARE CORPORATION

Date: November 5, 2009	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)