Form 10-K
period 2009-12-31
INVACARE CORP
filed 2010-02-26
CIK 742112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the 28,078,953 Common Shares of the Registrant held by non-affiliates was $495,593,520 and the aggregate market value of the 29,511 Class B Common Shares of the Registrant held by non-affiliates was $520,869. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2009, which was $17.65. For purposes of this information, the 2,939,838 Common Shares and 1,080,174 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.

As of February 22, 2010, 31,221,178 Common Shares and 1,109,685 Class B Common Shares were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2009.

INVACARE CORPORATION

2009 ANNUAL REPORT ON FORM 10-K CONTENTS

PART I

Item 1.	Business.

GENERAL

Invacare Corporation is the world’s leading manufacturer and distributor in the estimated $8.0 billion worldwide market for medical equipment and supplies used in the home based upon its distribution channels, breadth of product line and net sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care and extended care markets. The company continuously revises and expands its product lines to meet changing market demands and currently offers numerous product lines. The company sells its products principally to over 25,000 home health care and medical equipment providers, distributors and government locations in the United States, Australia, Canada, Europe, New Zealand and Asia. Invacare’s products are sold through its worldwide distribution network by its sales force, telesales associates and various organizations of independent manufacturers’ representatives and distributors. The company also distributes medical equipment and disposable medical supplies manufactured by others.

Invacare is committed to design, manufacture and deliver the best value in medical products, which promote recovery and active lifestyles for people requiring home and other non-acute health care. Invacare pursues this vision by:

•	designing and developing innovative and technologically superior products;

•	ensuring continued focus on the company’s primary market—the non-acute health care market;

•	marketing the company’s broad range of products;

•	providing a professional and cost-effective sales, customer service and distribution organization;

•	supplying innovative provider support and aggressive product line extensions;

•	building a strong referral base among health care professionals;

•	continuously advancing and recruiting top management candidates;

•	empowering all employees;

•	providing a performance-based reward environment; and

•	continually striving for total quality throughout the organization.

When the company was acquired in December 1979 by a group of investors, including some of its current officers and Directors, it had $19.5 million in net sales and a limited product line of standard wheelchairs and patient aids. In 2009, Invacare reached approximately $1.7 billion in net sales, representing a 16% compound average sales growth rate since 1979, and, based upon the company’s distribution channels, breadth of product line and net sales, currently is the leading company in each of the following major, non-acute, medical equipment categories: power and manual wheelchairs, home care bed systems and home oxygen systems.

The company’s executive offices are located at One Invacare Way, Elyria, Ohio, 44036 and its telephone number is (440) 329-6000. In this report, “Invacare” and the “company” refer to Invacare Corporation and, unless the context otherwise indicates, its consolidated subsidiaries.

THE HOME MEDICAL EQUIPMENT INDUSTRY

North America Market

The home medical equipment market includes home health care products, physical rehabilitation products and other non-disposable products used for the recovery and long-term care of patients. The company believes that patients overwhelmingly prefer care and treatment in their home. There is a growing body of evidence that homecare results in faster recovery and better outcomes. Homecare is more cost-effective and comfortable than institutional care by a considerable factor. A principal reason is that homecare patients are not exposed to today’s increasingly virulent strains of hospital-borne pathogens. Invacare, through its diverse product and service offerings, delivers a medical trifecta: patient satisfaction; better outcomes; and lower costs. There is no question that an adequately equipped home is a better recovery option for a significant number of patients who face hospitalization. Demand for domestic home medical equipment products will continue to grow during the next decade and beyond as a result of the factors mentioned above and more, including:

Growth in Population over Age 65. Globally, overall life expectancy continues to increase. Recent reports from the U.S. Department of Health and Human Services (DHHS) state that the average life expectancy in the United States for men and women who reach the age of 65 is now 82 and 85, respectively. Furthermore, life expectancy in the United States at birth is now an average of 78 for men and women together, a record high. The DHHS also reports that people age 75 or older represent the vast majority of home health care patients and will increase to 12% of the population by the year 2050.

Treatment Trends. The company believes that many medical professionals and patients prefer home health care over institutional care because home health care results in greater patient independence, increased patient responsibility and improved responsiveness to treatment. Further, health care professionals, public payors and private payors appear to favor home care as a cost-effective, clinically appropriate alternative to facility-based care. Recent surveys show that approximately 70% of adults would rather recover from an accident or illness in their home, and approximately 90% of the population aged 65 and over showed a preference for home-based, long-term care. In addition, the number of hospital beds per capita has fallen over the past twenty-five years in the United States, a trend which is expected to continue. This decline has coincided with the reduction in average length of stays in hospitals.

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

Health Care Cost Containment Trends. For 2009, health care expenditures in the United States are estimated to be $2.5 trillion dollars or approximately 17.3% of the Gross Domestic Product (GDP), the highest among industrialized countries. It is now estimated that federal, state and local government spending on healthcare in the U.S. will exceed private health care spending for the first time. By 2019, the nation’s health care spending is projected to increase to $4.5 trillion, growing at an average annual rate of 7.0%. Over this same period, spending on health care is expected to be approximately 19.3% of GDP. The rising cost of health care has caused many payors of health care expenses to look for ways to contain costs. The company believes that home health care and home medical equipment will play a significant role in reducing health care costs. Recent trends show that home health care expenditures are becoming an increasing percentage of total health care expenditures in the United States.

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

Distribution Channels. The changing home health care market continues to provide new ways of reaching the consumer. The distribution network for products has expanded to include not only specialized home health care providers and extended care facilities but also retail drug stores, surgical supply houses, rental, hospital and HMO-based stores, home health agencies, mass merchandisers and the Internet.

Europe/Asia/Pacific Market

The company believes that, while many of the market factors influencing demand in the U.S. are also present in Europe and Asia/Pacific—aging of the population, technological trends and society’s acceptance of people with disabilities—each of the markets of Europe and in Asia/Pacific have distinctive characteristics. The health care industry tends to be more heavily socialized and, therefore, is more influenced by government regulation and fiscal policy. Variations in product specifications, regulatory approval processes, distribution requirements and reimbursement policies require the company to tailor its approach to the local market. Management believes that as the European markets develop more common product requirements and the company continues to refine its distribution channels, the company can more effectively penetrate these markets. Likewise, the company expects to increase its sales in the highly fragmented Australian, New Zealand and Asian markets.

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

Similar efforts are being undertaken in other countries, including for example, Germany and France. Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end-user can obtain and, thus, affect the product mix, pricing and payment patterns of the company’s customers who are medical equipment providers. The company believes its strong market position and technical expertise will allow it to respond to ongoing regulatory changes. However, the issues described above will likely continue to have significant impacts on the pricing of the company’s products.

GEOGRAPHICAL SEGMENTS AND PRODUCT CATEGORIES

North America

North America includes: North America/Home Medical Equipment (NA/HME), Invacare Supply Group (ISG) and Institutional Products Group (IPG).

NA/HME

This segment includes: Rehab, Standard and Respiratory product lines as discussed below.

REHAB PRODUCTS

Power Wheelchairs. Invacare manufactures a complete line of power wheelchairs for individuals who require independent powered mobility. The range includes products that can be significantly customized to meet an individual’s specific needs, as well as products that are inherently versatile and meet a broad range of individual requirements. Center-wheel drive power wheelchair lines are marketed under the Invacare® TDX® brand names and include a full range of powered mobility products. The TDX® line of power wheelchairs offer an unprecedented combination of power, stability and maneuverability. The Pronto® Series Power Wheelchairs with SureStep® Stability feature center-wheel drive performance for exceptional maneuverability and intuitive driving. Power tilt and recline systems are offered as well.

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

Personal Mobility. Invacare manufactures and distributes personal mobility products, including compact scooters available in three-wheel and four-wheel versions.

Seating and Positioning Products. Invacare markets seat cushions, back supports and accessories under three series: the Invacare® Absolute™ Series provides simple seating solutions for comfort, fit and function; the Invacare InTouch™ Series includes versatile modular seating, providing optimal rehab solutions; and the Invacare PinDot® Series offers custom seating solutions personalized for the most challenged clients. The company also markets specialty seating products, pediatric seating and wheelchairs as well as various standers that allow people to stand that otherwise would be unable.

STANDARD PRODUCTS

Manual Wheelchairs. Invacare’s manual wheelchairs are sold for use inside and outside the home, institutional settings or public places. Clients include people who are chronically or temporarily disabled and require basic mobility performance with little or no frame modification. Examples of the company’s manual wheelchair lines, which are marketed under the Invacare® brand name, include the 9000 and Tracer® product lines. These wheelchairs are designed to accommodate the diverse capabilities and unique needs of the individual, from petite to bariatric sizes.

Personal Care. Invacare is principally a distributor of a full line of personal care products, including ambulatory aids such as crutches, canes, walkers, knee walkers and wheeled walkers. This category also features the Value Line Rollator, one of the latest Value Line products. Value Line products are products that are cost-effective, easy to use and contain the features and benefits that providers, clinicians and individuals require. Also available are safety aids such as tub transfer benches, shower chairs and grab bars, and patient care products such as commodes and other toilet assist aids.

Home Care Beds. Invacare manufactures and distributes a wide variety of manual, semi-electric and fully-electric beds for home use under the Invacare® brand name. Home care bed accessories include bedside rails, mattresses, overbed tables and trapeze bars. Also available are bariatric beds and accompanying accessories to serve the special needs of bariatric patients.

Low Air Loss Therapy Products. Invacare distributes a complete line of mattress overlays and replacement products, under the Invacare® Solace® and microAIR® brand names. These products, which use either pressure reducing foam or air flotation to redistribute weight and move moisture away from patients, assist in the total care of those who are immobile and spend a great deal of time in bed.

Patient Transport. Invacare manufactures and/or distributes products needed to assist in transferring individuals from surface to surface (bed to chair) or transporting from room to room. Designed for use in the home and institutional settings, these products include patient lifts and slings, and a series of mobile, multi-functional recliners.

RESPIRATORY PRODUCTS

HomeFill Oxygen Filling System. Invacare has sold more than 175,000 HomeFill units since commercial sales started in 2002. We believe the HomeFill System is unique, as it is the first oxygen technology to deliver meaningful changes to both patients and providers. The HomeFill System is widely recognized for the elimination of routine and expensive oxygen deliveries, and also provides patients with unprecedented ambulation and independence, enabling people to safely and easily make compressed oxygen in their home and store it in cylinders for future use.

Stationary Oxygen Concentrators. Invacare oxygen concentrators are manufactured under the Perfecto2™ name and are available in five and 10 liter models. In 2009, Invacare launched the economical Perfecto2™ V Concentrator, a model that is energy-efficient, quiet and HomeFill system compatible. All Invacare stationary concentrators provide patients with durable equipment and reliable oxygen either at home or in a healthcare setting.

Portable Oxygen Products. Invacare launched the SOLO2™ Transportable Concentrator and the XPO2™ Portable Concentrator in 2009 and 2008, respectively. These products cater to oxygen users, who are active and ambulatory, a growing subset of the population. Today’s oxygen users may still work, travel and participate in activities that keep them away from home for extended periods of time. The XPO2™ Concentrator is approved for use on board an aircraft. As more patients take to the air, the demand and need for portable oxygen concentrators will increase.

Aerosol Products and Oxygen Accessories. Invacare offers a family of aerosol compressors under the Stratos™ name. In 2009, Invacare catered to the substantial pediatric market with a pediatric nebulizer. Invacare also expanded its line of conservers and regulators to maximize the efficiency of oxygen cylinders.

OTHER PRODUCTS

Invacare manufactures markets and distributes many accessory products, including spare parts, wheelchair cushions, arm rests, wheels and respiratory parts. In some cases, the company’s accessory items are built to be interchangeable so that they can be used to replace parts on products manufactured by others.

Invacare Supply Group

Invacare distributes numerous lines of branded medical supplies including ostomy, incontinence, diabetic, interals, wound care and urology products as wells as home medical equipment, including aids for daily living.

Institutional Products Group

Invacare, operating as Invacare Continuing Care, Carroll Healthcare and Champion, is a manufacturer and marketer of healthcare furnishings including beds, case goods and patient handling equipment for the long-term care markets, specialty clinical recliners for dialysis and oncology clinics and certain other home medical equipment and accessory products.

Asia/Pacific

The company’s Asia/Pacific operations consist of Invacare Australia, which distributes the Invacare range of products which includes: manual and power wheelchairs, lifts, ramps, beds, furniture and pressure care products; Dynamic Controls, a manufacturer of electronic operating components used in power wheelchairs, scooters, respiratory and other products; Invacare New Zealand, a distributor of a wide range of home medical equipment; and Invacare Asia, which imports and distributes home medical equipment to the Asian markets.

Europe

The company’s European operations operate as a “common market” company with sales throughout Europe. The European operations currently sell a line of products providing room for growth as Invacare continues to broaden its product line offerings to more closely resemble those of its North American operations.

Most wheelchair products sold in Europe are designed locally to meet specific market requirements. The company manufactures and/or assembles both manual and power wheelchair products in the following countries: United Kingdom, France and Germany. Manual wheelchair products are also manufactured and/or assembled in Portugal, Switzerland and Sweden. Beds are assembled in Denmark and Portugal. Personal care products are manufactured in Germany; and Dolomite products are manufactured in Sweden. Oxygen products such as concentrators and homefill are imported from Invacare U.S. or China operations.

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

COMPETITION

North America and Asia/Pacific

The home medical equipment market is highly competitive and Invacare products face significant competition from other well-established manufacturers and distributors. The company believes that its success in increasing market share is dependent on providing value to the customer based on the quality, performance and price of the company products, the range of products offered, the technical expertise of the sales force, the effectiveness of the company distribution system, the strength of the dealer and distributor network and the availability of prompt and reliable service for its products. Various competitors, from time to time, have instituted price-cutting programs in an effort to gain market share and may do so again in the future.

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

Invacare’s domestic sales and marketing organization consists primarily of a homecare sales force, which markets and sells Invacare® branded products to HME providers. Each member of Invacare’s home care sales force functions as a Territory Business Manager (TBM) and handles all product and service needs for an account, thus saving customers’ valuable time. The TBM also provides training and servicing information to providers, as well as product literature, point-of-sale materials and other advertising and merchandising aids. In Canada, products are sold by a sales force and distributed through regional distribution centers to health care providers throughout Canada.

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

The company markets products and services to the institutional care market through IPG. IPG products include beds and furnishings, patient handling, bathing, therapeutic support surfaces and durable medical equipment products. IPG sales and marketing organizations consist of field sales representatives and independent rep agencies supported by a marketing group that generates awareness and demand at institutions for Invacare products and services. IPG also provides interior design services for nursing homes and assisted living facilities involved with renovation and new construction.

In 2009, Invacare continued to focus on a growing suite of programs and services designed to simplify business for HME providers, reduce their costs, optimize their resources and improve their bottom line. Invacare is working to help HME providers respond to the challenges associated with competitive bidding, escalating operating costs and changes in Medicare reimbursement.

The company sells distributed products, primarily soft goods and disposable medical supplies, through ISG. ISG products include ostomy, incontinence, wound care and diabetic supplies, as well as 40 other categories of other soft goods and disposables. ISG markets its products through field account managers, inside telesales, a customer service department and the Internet. Additionally, ISG entered the long-term care market on a regional basis and markets to those nursing homes utilizing independent manufacturer representatives. ISG also markets a Home Delivery Program to home medical equipment providers through which ISG drop ships supplies in the provider’s name to the customer’s address. Thus, providers have no products to stock, no minimum order requirements and delivery is made within 24 to 48 hours nationwide. ISG also offers many customized marketing programs as well as business to consumer and business to business website development, designed to help its customers create awareness, grow companion and cash sales and assist in patient retention.

Invacare continues to improve performance and usability on www.invacare.com. In 2009, the company focused on the implementation of a new website platform with the goal of creating a highly usable web presence. Invacare also increased participation in online forums and engaged customers by utilizing social media tools, including a corporate blog (www.invacareconnects.com). These moves toward a more customer-centric approach should allow the company to provide a user interface that better addresses customer needs.

Also in 2009, the company continued its strategic advertising campaign in key business to business publications that reach Invacare’s respective customers. The company contributed extensively to editorial coverage in trade publications concerning the products the company manufactures; and company representatives attended numerous trade shows and conferences on a national and regional basis in which Invacare products were displayed to providers, health care professionals, managed care professionals and consumers. “Yes, you can®” continues to be Invacare’s global tagline, and it remains steadfast in company ads and indicative of the company’s “can do” attitude.

The company continues to generate greater consumer awareness of its products. This was evidenced by the company’s sponsorship of a variety of wheelchair sporting events and support of various philanthropic causes benefiting the consumers of the company’s products. The company continued its sponsorships of individual wheelchair athletes and teams, including several of the top-ranked male and female racers, hand cyclists, and wheelchair tennis players in the world. The company also continued its support of disabled veterans through its sponsorship of the 29th National Veterans Wheelchair Games, the largest annual wheelchair sports event in the world. The games bring a competitive and recreational sports experience to military service veterans who use wheelchairs for their mobility needs due to spinal cord injury, neurological conditions or amputation.

Europe

The company’s European segment has marketing and distribution operations throughout Western Europe and export sales activities through local distributors elsewhere in the world. The company has a sales force and where appropriate, distribution centers, in the United Kingdom, Ireland, France, Germany, Belgium, Portugal, Spain, Italy, Denmark, Sweden, Switzerland, Austria, Norway and the Netherlands, and sells through distributors elsewhere in Europe and in the Middle East supported by a dedicated distributor team. In markets where the company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to government agencies. In 2009, the consolidation of big buying groups tending to develop their business on a European scale has continued. As a result, Invacare is generalizing the application of pan-European pricing policies. In 2009, Invacare was the title sponsor for the eleventh year in a row of the Invacare World Team Cup of Wheelchair Tennis Tournament in Nottingham.

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

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and indications from the third-party actuary. Additional reserves, in excess of the specific individual case reserves, are provided for incurred but not reported claims based upon actuarial valuations at the time such valuations are conducted. Historical claims experience and other assumptions are taken into consideration to estimate the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, that the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government indices used to trend losses and exposures are appropriate. Estimates made are adjusted on a regular basis and can be impacted by actual loss awards and settlements on claims. While actuarial analysis is used to help determine adequate reserves, the company is responsible for the determination and recording of adequate reserves in accordance with accepted loss reserving standards and practices.

PRODUCT DEVELOPMENT AND ENGINEERING

Invacare is committed to continuously improving its existing product lines in a focused manner. In 2009, new product development continued to be a focus as part of Invacare’s strategy to gain market share and maintain a competitive advantage along with beginning to globally standardize certain product platforms. To this end, the company introduced several new products and product enhancements. The following are some of the most significant 2009 product developments:

NA/HME

The Invacare® InTouch™ PCS (positioning-comfort-stability) back is designed for improved comfort and function. Single-point mounting hardware with quick-release latch provides secure mounting, while allowing height, depth and back angle adjustments with easy installation and removal. The spacer fabric cover improves airflow between the user and the back, increasing comfort and preventing heat and moisture build-up. Three inches of contour depth allow for centering and postural stability without interfering with hip placement. For customizable support, the InTouch™ PCS back comes with optional pelvic stabilizers and thoracic lateral supports to provide additional pelvic and trunk control and stability.

The Invacare NA/HME rehab team introduced two new tilt-in-space wheelchairs in 2009. The new Invacare® Solara® 3G Wheelchair is the latest advancement in Invacare’s tilt-in-space franchise. Input from providers, caregivers and clinicians helped craft the nearly 40 improvements, which include a 30% reduction in fasteners, re-designed contracture footplate and platform systems, a flush/drop seat pan, a 400 lb. weight capacity heavy duty package and seat widths up to 24 inches. The company also introduced the Invacare® Spree 3G Pediatric Tilt-in-Space Wheelchair as a new pediatric offering. Improvements include a compact sleek design, accessories like Bodypoint® positioning products and easy growth, tilt and adjustment for parent or caregiver.

The new Invacare® SOLO2™ Transportable Oxygen Concentrator is designed to help HME providers meet the needs of patients in nearly any setting, including the home, vehicle, daily trips and prolonged travel. Offering both continuous flow oxygen delivery up to 3 liters per minute and pulse dose oxygen delivery in settings 1-5, the SOLO2™ Concentrator can be an oxygen patient’s sole source of oxygen. With the addition of this product, the company provides a complete non-delivery oxygen line-up to meet most any provider request.

Invacare’s respiratory team introduced two new conservers in 2009. The Invacare® Pneumatic Oxygen Conserver is a CGA870 compatible, pulse dose, pneumatic conserver with a 3.5 to 1 conserving ratio. The conserver has a compact design and weighs less than one pound. It senses a breath and delivers an amount of oxygen in the first third of the inspiratory cycle. It also delivers a consistent volume of oxygen with each breath, up to 40 breaths per minute, and includes a two-year limited warranty.

The Lotus® Electronic Conserver is CGA870 compatible and weighs less than one pound. A single selector knob controls on/off and liter flow and it uses two AA batteries. The Conserver senses a breath and delivers an oxygen bolus in first third of the inspiratory cycle and delivers consistent volume of oxygen with each breath, up to 40 breaths per minute.

Invacare Standard Products continued to focus on growing its new line of therapeutic support surfaces (TSS), which launched in 2008. The company concentrated on growing these sales and re-established the microAIR® brand as a leader in the TSS market. In addition, the company launched a series of national educational seminars trying to reshape HME provider's perceptions of the surfaces that they supply to patients which should help providers. The company assists providers selling Invacare TSS products differentiate the Invacare line versus the competitors’, so referral sources will see them as a better provider with which to do business.

Asia/Pacific

Asia/Pacific continued range extensions and design improvements to products during 2009 and introduced various new products into this region including:

TDX® SI is named for its superior integration (SI) of key Rehab features including a new suspension system called Simplified SureStep with Stability Assist.

The Invacare® P9000 XDT is a traditional rear-wheel drive chair that easily maneuvers and negotiates obstacles both inside and outside the home. The product has a folding frame and is lightweight.

Invacare® Pegasus® and Comet are four-wheel scooters which are stable and durable. Each features a high quality, rust-proof chassis with internal splash guards to protect the electronics from dirt and water damage. Both are easy to maintain and the rear shroud can be removed without the need to unplug any cables. These products offer a number of key comfort and safety features for the end user, including an extra-soft, ergonomically-designed seat with recliner lever; automatic speed reduction on bends; brake light with delay after stopping; and automatic switch-off indicators.

Invacare® Solara® 3G tilt-in-space wheelchair offers more adjustability, better serviceability, increased configurability, and is easier to tilt as compared to the previous generation Solara®. With a 30% reduction in fasteners, new accessories, and the cable-free foot tilt option, the Solara® 3G wheelchair offers everything in the 2G plus more.

Europe

During 2009, Europe introduced numerous new products. The following are some of the most significant 2009 product developments:

The Invacare® Storm®4 power wheelchair has been created to satisfy even the most demanding user requirements regarding configurability, adaptability and functionality. The Storm®4 is easy to maintain and the unique, flexible seat construction makes all adjustments quick and easy. The construction of the driving unit makes servicing more efficient and with its modular concept, the Invacare® Storm4 adapts to your specific requirements. The Invacare® Storm4 offers excellent driving features and a full range of cushion types, head and arm rests.

The Invacare® Stream® is ideal for both indoor and outdoor mobility. To ensure a comfortable sitting position and a relaxing ride, the seat can be adjusted to suit the user’s unique requirements.

Compactness and transportability make the Invacare® Bora® an ideal companion. The speed and driving experience is unique on this type of wheelchair. The Bora® is extremely quick and simple to service as well as being easy to transport.

The all-new Action2NG has been developed from the tried-and-tested Action3 concept. The Action2NG offers a low total weight for easy handling combined with good driving abilities.

The Action3NG makes re-use and refurbishment an easy and attractive feature for users and the Action3NG has improved stability and comfort.

The Kuschall® Compact is a swing-away wheelchair for active users who require a higher level of configurability and support. It is a reliable, premium chair ideal for users who expect the best quality and functionality without compromise on weight. It is an easy-to-use wheelchair adapted to suit those users with reduced strength.

The Kuschall® Ultra-Light is a light and compact chair designed to suit an active lifestyle, improving both high mobility and independence. The one-finger folding system, the optional foldable backrest and the frame allow the user a tremendous level of freedom without compromising on quality and driving performance.

Dolomite Jazz is a new, light weight, next generation rollator with stylish design and smart functions. Carefully thought-out and well-designed components allow for many adjustment possibilities in height and handles.

The Invacare® Banjo offers increased individual adjustments and improved outdoor features.

The Invacare® Birdie® Plus offers a comfortable lift to or from beds, chairs or even the floor. The lift is designed to ensure that folding and unfolding can be carried out easily and without the need for tools.

The ScanBed 755 offers optimum comfort with an ideal seating positioning to minimize shear and friction. Thanks to a unique technical feature, the ScanBed 755 can be adapted to taller users as both the head and foot of the bed can be extended.

The Invacare® Sonata® is a highly modular and stylish bed that can be personalized to suit almost any environment. The Sonata® is sturdy, reliable and built to the highest quality standards.

The Invacare® Aero-tech Uno is a single valve air cushion which is specifically designed for those considered to have a high risk of developing pressure ulcers. Individual interconnected air cells allow free movement of air within the cushion, which allows the level of air to be individually adjusted to body shape thus maximizing immersion.

The unique design of the Invacare® Softform Premier Active features an alternating air insert beneath the castellated foam insert of the Softform Premier mattress. There is no requirement to move the patient, thereby minimizing any discomfort. The cushion retains its properties as an at risk static cushion, but should a patient require stepping up to a dynamic surface, then a discreet pump can be fitted to the air insert, transferring the cushion into an alternating surface delivering additional levels of pressure relief.

The Aquatec® Pico is a height adjustable shower chair system that can be easily adapted to individuals needs. An arm rest and back rest can be snapped on quickly and easily, transforming it from a shower stool to a shower chair in seconds.

The Invacare® Top End® Force R is a very comfortable bike with luge-style seating and it is fast, stable and aerodynamic. The bike rides approximately 2 mph faster against the wind than the previous recumbent style bikes. In addition, it allows those who can't ride a kneeling bike to go faster and to be more competitive in a racing environment.

The new edition of the Invacare® Delta has been improved to make it lighter and easier to use plus it has some additional features for added convenience. This lightweight rollator now features a new style of wheel so that it is easier to maneuver and runs smoothly even over rough surfaces.

The Scala Combi eco S34 is a portable stair climber with built-in seat. It is especially suitable for people who need assistance when climbing stairs but do not depend on a wheelchair. The Scala Combi is based on the patented climbing principle of the Scalamobil. It comfortably handles stairs of all kinds including spiral staircases. The Scala Combi causes no damage to the covering of the staircase, no matter whether wood, stone, carpet or marble. Additional safety is provided by four integrated safety brakes that automatically stop the Scala Combi at the edge of every step.

The Astoria walker provides clinicians, providers, and consumers the stability they need at an economical price. The walker offers a wide, deep frame with a large number of height adjustments. The Astoria walker is stable, lightweight and easy to lift and maneuver.

MANUFACTURING AND SUPPLIERS

The company’s objective is to continue to reduce costs through facility consolidation and cost reductions while maintaining the highest quality supply chain in the industry. The company seeks to achieve this objective through a strategic combination of Invacare manufacturing facilities, contract manufacturing facilities and key suppliers. The operational strategy further supports the marketing strategy with flexible providers of new and modified products that respond to the demands of the market.

The supply chain is focused on providing custom-configured, made-to-order manufactured products as well as high-quality, cost-effective solutions for standard stock products. As strategic choices are made globally, those facilities that remain in higher-cost regions of North America and Europe will be factories focused on providing these specific competitive advantages to the marketing and sales teams in these regions.

The company continues to emphasize reducing the costs of its global manufacturing and distribution operations. Access to sourcing opportunities has been facilitated by the company’s establishment of a full test and design engineering facility in the company’s Suzhou, China location. In Asia, Invacare manufactures products that serve regional market opportunities through the company’s wholly-owned factory in Suzhou, Jiangsu Province, China. The Suzhou facility supplies products to the major regions of the world served by Invacare: North America, Europe and Asia/Pacific.

Best practices in lean manufacturing are used throughout the company’s operations to eliminate waste, shorten lead times, optimize inventory, improve productivity, drive quality and engage supply chain associates in the defining and implementation of needed change.

The company purchases raw materials, components, sub-assemblies and finished goods from a variety of suppliers around the world. The company’s Hong Kong-based Asian sourcing and purchasing office has proven to be a significant asset to the company’s supply chain through the identification, development and management of suppliers across Asia. Where appropriate, Invacare utilizes contracts with suppliers in all regions to increase the guarantees of delivery, cost, quality and responsiveness. In those situations where contracts are not advantageous, Invacare works to manage multiple sources of supply and relationships that provide increased flexibility to the supply chain.

North America

The company has focused its factories in North America on the production of powered mobility and custom manual wheelchairs and seating products, the fully integrated manufacture of homecare and institutional care beds, the final assembly of respiratory products and the integrated component fabrication, painting and final assembly of a variety of standard manual wheelchairs and personal care products. The company operates four major factories located in Elyria, Ohio; Sanford, Florida; London, Ontario and Reynosa, Mexico.

Asia/Pacific

The company has as it key strategic imperatives to improve its customer delivery effectiveness, to expand its reach into all customer channels in all major metropolitan centers and to integrate its distribution operations across the country.

Europe

The company has nine manufacturing/assembly facilities spread throughout Europe with the capability to manufacture patient aid, wheelchair, powered mobility, bath safety, beds and patient transport products. The European manufacturing and logistics facilities are focused on accelerating opportunities for streamlining to gain productivity improvements in cost and quality over the next few years.

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

The company continues its pro-active efforts to shape public policy that impacts home and community-based, non-acute health care. The company is currently very active with federal legislation and regulatory policy makers. Invacare believes that these efforts give the company a competitive advantage in two ways. First, customers frequently express appreciation for the company’s efforts on behalf of the entire industry. Second, sometimes the company has the ability to anticipate and plan for changes in public policy, unlike most other HME manufacturers who must react to change after it occurs.

The United States Food and Drug Administration (the “FDA”) regulates the manufacture and sale of medical devices. Under such regulation, medical devices are classified as Class I, Class II or Class III devices. The company’s principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and record keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices must comply with product design and manufacturing controls established by the FDA. Domestic and foreign manufacturers of medical devices distributed commercially in the U.S. are subject to periodic inspections by the FDA. Furthermore, state, local and foreign governments have adopted regulations relating to the design, manufacture and marketing of health care products. During 2008 and 2009, the FDA inspected the Taylor Street manufacturing facility in Elyria, Ohio and Invacare’s manufacturing facility in Sanford, Florida. At the conclusion of each inspection the FDA issued its inspectional observations on

FDA Form 483, which the company has addressed. In addition, Health Canada conducted an inspection of Invacare's Kirkland, Quebec production facility with no major findings. Lastly, the quality management system of all locations required to meet ISO 13485 requirements for Canada, Europe and other foreign markets were inspected by a third party, quality system registrar during 2008 and/or 2009. All facilities were found to be in compliance and were issued new quality system certificates.

From time to time, the company may undertake voluntary recalls or field corrective actions of the company’s products to maintain ongoing customer relationships and to enhance the company’s reputation for adhering to high standards of quality and safety. None of the company’s actions has been classified by the FDA as high risk (Class I). The company continues to strengthen its programs to better ensure compliance with applicable regulations and actively keeps abreast of proposed regulations, particularly those which could have a material adverse effect on the company.

The company occasionally sponsors clinical studies, usually involving its respiratory products. These studies have historically been non-significant risk studies with human subjects. Such studies, their protocols, participant criteria and all results are registered in the Clinical Registry managed by the National Institutes of Health and available to the public via the Internet.

Although there are a number of reimbursement related issues in most of the countries in which Invacare competes, the issues of primary importance are currently in the United States. There are two critical reimbursement issues for the company: the Centers for Medicare and Medicaid Services (CMS) implementation of National Competitive Bidding (NCB) which Congress delayed in July 2008 and is currently scheduled to be implemented January 2011 and changes to Medicare reimbursement payments for home oxygen mandated by the Deficit Reduction Act.

Effective January, 2009, CMS imposed Medicare reimbursement cuts of 9.5% for those product categories which had been included in phase one of the otherwise delayed NCB program. CMS has accepted bids from home medical equipment providers for the NCB program which is scheduled to begin in January 2011 in nine large metropolitan areas in the U.S. Contractors and bid prices are expected to be announced later this year, so further delays are unlikely.

In addition to the 9.5% reduction in oxygen reimbursement from Medicare, the Deficit Reduction Act’s thirty-six month limit on rental payments for home oxygen went into effect January 1, 2009. CMS has clarified that payments do restart after sixty months of a patient’s usage of oxygen.

Although these reductions in Medicare payments are not beneficial to the home care industry, the company believes that it can still grow and thrive in this environment. No significant cost-of-living adjustments have been made over the last few years to the reimbursement and payment amounts permitted under Medicare with respect to the company’s products, but the company will continue to try to respond with improved productivity to address the lack of support from Congress. In addition, the company’s respiratory products (for example, the low-cost HomeFill® oxygen delivery system) can help offset the Medicare reimbursement cuts to the home care provider. The company will continue to focus on developing products that help the provider improve profitability. Additionally, the company continues to focus on low-cost country sourcing and/or manufacturing to help ensure that the company is one of the lowest cost manufacturers and distributors to the home care provider.

The U.S. Senate and the U.S. House of Representatives each recently passed health care reform legislation that includes a new tax on medical device manufacturers, such as the company. The Senate version of health care reform would impose a yearly sales-based tax on medical device manufacturers intended to raise $2 billion in tax revenue annually beginning in 2011, and $3 billion in annual tax revenue beginning in 2017. The tax would not be deductible by the manufacturer and the amount of tax payable by a manufacturer would be determined based on market-share. The company continues to actively lobby members of Congress in an effort to make the proposed legislation less onerous on medical device manufacturers, and, until the legislation is finalized, there can be no assurance that the tax may not be eliminated, modified or delayed.

BACKLOG

The company generally manufactures most of its products to meet near-term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular product nor does it believe that backlog is a significant factor for its business.

EMPLOYEES

As of December 31, 2009, the company had approximately 5,900 employees.

FOREIGN OPERATIONS AND EXPORT SALES

The company also markets its products for export to other foreign countries. In 2009, the company had product sales in over 80 countries worldwide. For information relating to net sales, operating income and identifiable assets of the company’s foreign operations, see Business Segments in the Notes to the Consolidated Financial Statements.

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

FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could”, “plan,” “intend,” “expect,” “continue,” “forecast,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: adverse changes in government and other third-party payor reimbursement levels and practices, including any health care reform legislation that may be enacted (such as, for example, recently proposed health care reform legislation contemplating a tax on medical device manufacturers that, if adopted, could have an adverse impact on the Company); the uncertain impact on our providers, on our suppliers and on the demand for our products of the current global economic downturn and general volatility in the credit and stock markets; loss of key health care providers; exchange rate and tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; consolidation of health care providers and our competitors; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; potential product recalls; legal actions or regulatory proceedings and governmental investigations; product liability claims; possible adverse effects of being substantially leveraged, which could impact our ability to raise capital, limit our ability to react to changes in the economy or our industry or expose us to interest rate or event of default risks; increased freight costs; inadequate patents or other intellectual property protection; extensive government regulation of our products; failure to comply with regulatory requirements or receive regulatory clearance or approval for our products or operations in the United States or abroad; incorrect assumptions concerning demographic trends that impact the market for our products; decreased availability or increased costs of materials which could increase our costs of producing or acquiring our products; the loss of the services of our key management and personnel; inability to acquire strategic acquisition candidates because of limited financing alternatives; increased security concerns and potential business interruption risks associated with political and/or social unrest in foreign countries where the company’s facilities or assets are located; provisions of Ohio law or in our debt agreements, our shareholder rights plan or our charter documents that may prevent or delay a change in control, as well as the risks described from time to time in Invacare’s reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

The company’s products are sold primarily through a network of medical equipment and home health care providers, extended care facilities, hospital and HMO-based stores and other providers. In addition, the company sells directly to various government providers throughout the world. Many of these providers (the company’s customers) are reimbursed for the products and services provided to their customers and patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Most of these programs set maximum reimbursement levels for some of the products sold by the company in the United States and abroad. If third-party payors deny coverage, make the reimbursement process or documentation requirements more uncertain or further reduce their current levels of reimbursement (i.e., beyond the reductions described below), or if the company’s costs of production increase faster than increases in reimbursement levels, the company may be unable to sell the affected product(s) through its distribution channels on a profitable basis.

Reduced government reimbursement levels and changes in reimbursement policies have in the past added, and could continue to add, significant pressure to the company’s revenues and profitability. For example, the Centers for Medicare and Medicaid Services (CMS) imposed U.S. reimbursement cuts of 9.5%, which became effective January 1, 2009 for those product categories which had been included in phase one of the National Competitive Bidding (NCB) program and competitive bidding for nine metropolitan areas in the U.S. is planned to go into effect January 2011. Furthermore, any health care reform legislation that is adopted by the U.S. government may increase the pressure to the company’s profitability. For example, recently proposed health care reform legislation contemplating an excise tax on sales by medical device manufacturers, if adopted, could have an adverse impact on the company’s profitability.

Similar trends and concerns are occurring in state Medicaid programs. These recent changes to reimbursement policies, and any additional unfavorable reimbursement policies or budgetary cuts that may be adopted in the future, could adversely affect the demand for the company’s products by customers who depend on reimbursement from the government-funded programs. The percentage of the company’s overall sales that are dependent on Medicare or other insurance programs may increase as the portion of the U.S. population over age 65 continues to grow, making the company more vulnerable to reimbursement level reductions by these organizations. Reduced government reimbursement levels also could result in reduced private payor reimbursement levels because some third-party payors index their reimbursement schedules to Medicare fee schedules. Reductions in reimbursement levels also may affect the profitability of the company’s customers and ultimately force some customers without strong financial resources to go out of business. The reductions that went into effect recently may prove to be so dramatic that some of the company’s customers may not be able to adapt quickly enough to survive. The company is the industry’s largest creditor and an increase in bankruptcies in the company’s customer base could have an adverse effect on the company’s financial results.

Outside the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for new home health care products. The ability of hospitals and other providers supported by such systems to purchase the company’s products is dependent, in part, upon public budgetary constraints. Canada, Germany, France and other European countries, for example, have tightened reimbursement rates and other countries may follow. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of the company’s products may decline, which could adversely affect the company’s net sales and would have a material adverse effect on the company’s business, financial condition and results of operations.

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

The home medical equipment market is highly competitive and the company’s products face significant competition from other well-established manufacturers. Reduced government reimbursement levels and changes in reimbursement policies, such as the competitive bidding program implemented by CMS, may drive competitors that have greater financial resources than the company to offer drastically reduced pricing terms in an effort to secure government acceptance of their products and pricing. Any increase in competition may cause the company to lose market share or compel the company to reduce prices to remain competitive, which could have a material adverse affect on the company’s results of operations.

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

The company uses forward contracts to help reduce its exposure to exchange rate variation risk. Despite the company’s efforts to mitigate these risks, however, the company’s revenues and profitability may be materially adversely affected by exchange rate fluctuations. The company also is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations, but those efforts may not adequately protect the company from significant interest rate risks.

The company’s success depends on the company’s ability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs.

The company sells products to customers primarily in markets that are characterized by technological change, product innovation and evolving industry standards, yet in which product price is increasingly a primary consideration in customers’ purchasing decisions. The company is continually engaged in product development and improvement programs. The company must continue to design and improve innovative products, effectively distribute and achieve market acceptance of those products, and reduce the costs of producing the company’s products, in order to compete successfully with the company’s competitors. If competitors’ product development capabilities become more effective than the company’s product development capabilities, if competitors’ new or improved products are accepted by the market before the company’s products or if competitors are able to produce products at a lower cost and thus offer products for sale at a lower price, the company’s business, financial condition and results of operation could be adversely affected.

The consolidation of health care customers and the company’s competitors could result in a loss of customers or in additional competitive pricing pressures.

Numerous initiatives and reforms instituted by legislators, regulators and third-party payors to reduce home medical equipment costs have resulted in a consolidation trend in the home medical equipment industry as well as among the company’s customers, including home health care providers. In the past, some of the company’s competitors have been lowering the purchase prices of their products in an effort to attract customers. This in turn has resulted in greater pricing pressures, including pressure to offer customers more competitive pricing terms, and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of the company’s customers. Further consolidation could result in a loss of customers, in increased collectability risks, or in increased competitive pricing pressures.

Lower cost imports could negatively impact the company’s profitability.

Lower cost imports sourced from Asia may negatively impact the company’s sales volumes. In the past, competition from certain of these products has caused the company to lower its prices, cutting into the company’s profit margins and reducing the company’s overall profitability.

The company’s reported results may be adversely affected by increases in reserves for uncollectible accounts receivable.

The company has a large balance of accounts receivable and has established a reserve for the portion of such accounts receivable that the company estimates will not be collected because of the company’s customers’ non-payment. The specific reserve is based on historical trends and current relationships with the company’s customers and providers. Changes in the company’s collection rates can result from a number of factors, including turnover in personnel, changes in the payment policies or practices of payors, changes in industry rates or pace of reimbursement or changes in the financial health of the company’s customers. As a result of past recent changes in Medicare reimbursement regulations, specifically changes to the qualification processes and reimbursement levels of consumer power wheelchairs and custom power wheelchairs, the business viability of several of the company’s customers had become questionable and several have failed. The company’s reserve for uncollectible receivables has fluctuated in the past and will continue to fluctuate in the future. Changes in rates of collection or fluctuations, even if they are small in absolute terms, could require the company to increase its reserve for uncollectible receivables beyond its current level. The company has reviewed the accounts receivables, including those receivables financed through DLL, associated with many of its customers that are most exposed to these issues. If the business viability of certain of the company’s customers deteriorates or if the company’s credit policies are ineffective in reducing the company’s exposures to credit risk, additional increases in reserves for uncollectible accounts may be necessary, which could adversely affect the company’s financial results.

Difficulties in implementing or upgrading the company’s Enterprise Resource Planning systems may disrupt the company’s business.

During the fourth quarter of 2005, the company implemented the second phase of the company’s primary Enterprise Resource Planning, or “ERP,” system in North America. Primarily as a result of the complexities and business process changes associated with this implementation, the company encountered a number of issues related to the start-up of the system, including difficulties in processing orders, customer disruptions and the loss of some business. While the company believes that the difficulties associated with implementing and stabilizing the company’s primary ERP system were temporary and have been addressed, there can be no assurance that the company will not experience additional ongoing disruptions or inefficiencies in the company’s business operations as a result of new system implementations or upgrades, the final phases of which are to be completed in 2010.

The company is subject to certain risks inherent in managing and operating businesses in many different foreign jurisdictions.

The company has significant international operations, including operations in Australia, New Zealand, Mexico, Asia (primarily China) and Europe. There are risks inherent in operating and selling products internationally, including:

•	different regulatory environments and reimbursement systems;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers who may have longer payment cycles than customers in the United States;

•	tax rates in certain foreign countries that may exceed those in the United States and foreign earnings that may be subject to withholding requirements;

•

the imposition of tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

•	general economic and political conditions in countries where the company operates or where end users of the company’s products reside;

•	security concerns and potential business interruption risks associated with political and/or social unrest in foreign countries where the company’s facilities or assets are located;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights and weaker intellectual property rights protection in some countries;

•	required compliance with a variety of foreign laws and regulations; and

•	differing consumer product preferences.

The factors described above also could disrupt the company’s product manufacturing/assembling and key suppliers located outside of the United States. For example, the company increasingly relies on its manufacturing and sourcing operations in China for the production of its products. Disruptions in the company’s foreign operations, particularly those in China, may impact the company’s revenues and profitability.

If the company’s cost reduction efforts are ineffective, the company’s revenues and profitability could be negatively impacted.

In response to reimbursement reductions, including competitive pricing pressures, the company continues to initiate numerous cost reduction efforts, including globalization of its product lines. The company may not be successful in achieving the operating efficiencies and operating cost reductions expected from these efforts and the company may experience business disruptions associated with the restructuring and cost reduction activities, including the restructuring activities previously announced and, in particular, the company’s facility consolidations initiated in connection with these activities. These efforts may not produce the full efficiency and cost reduction benefits that the company expects. Further, these benefits may be realized later than expected, and the costs of implementing these measures may be greater than anticipated. If these measures are not successful, the company intends to undertake additional cost reduction efforts, which could result in future charges. Moreover, the company’s ability to achieve other strategic goals and business plans and the company’s financial performance may be adversely affected and the company could experience business disruptions with customers and elsewhere if the company’s cost reduction and restructuring efforts prove ineffective.

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

The company may be subject to claims, litigation or other liabilities as a result of injuries caused by allegedly defective products, acquisitions the company has completed or in the intellectual property area. Any such claims or litigation against the company, regardless of the merits, could result in substantial costs and could harm the company’s business or its reputation. Intellectual property litigation or claims also could require the company to:

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

The results of legal proceedings are difficult to predict and the company cannot provide any assurance that an action or proceeding will not be commenced against the company, or that the company will prevail in any such action or proceeding. An unfavorable resolution of any legal action or proceeding could materially and adversely affect the company’s business, results of operations, liquidity or financial condition or its reputation.

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

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and indications from the third-party actuary. Additional reserves, in excess of the specific individual case reserves, are provided for incurred but not reported claims based upon actuarial valuations at the time such valuations are conducted. Historical claims experience and other assumptions are taken into consideration to estimate the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, that the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government indices used to trend losses and exposures are appropriate. Estimates made are adjusted on a regular basis and can be impacted by actual loss awards and settlements on claims. While actuarial analysis is used to help determine adequate reserves, the company is responsible for the determination and recording of adequate reserves in accordance with accepted loss reserving standards and practices.

In addition, as a result of a product liability claim or if the company’s products are alleged to be defective, the company may have to recall some of its products, may have to incur significant costs or may suffer harm to its business reputation.

The company’s debt may limit the company’s flexibility in operating its business.

The company’s has substantial outstanding indebtedness. This indebtedness requires a significant portion of cash flow from operations to be dedicated to the payment of principal and or interest, thus reducing the company’s ability to use its cash flow to fund its operations, capital expenditures and future business opportunities. The company’s indebtedness also may limit the company’s ability to react to changes in the economy or its industry.

The company’s senior secured credit facilities and the indenture governing its 9  3/4% senior notes due 2015 contain various covenants that limit the company’s ability to engage in specified types of transactions. In addition, under the company’s senior secured credit facilities, it is required to satisfy and maintain specified financial ratios and other financial condition tests. These covenants could materially and adversely affect the company’s ability to finance its future operations or capital needs. Furthermore, they may restrict the company’s ability to conduct and expand its business and pursue its business strategies. The company’s ability to meet these financial ratios and financial condition tests can be affected by events beyond its control, including changes in general economic and business conditions.

Failure to properly manage the distribution of the company’s products may result in reduced revenue and profitability.

The company uses a variety of distribution methods to sell its products and services. The company’s distribution network includes various customers such as specialized home health care providers and extended care facilities, hospital and HMO-based stores, home health agencies, mass merchandisers and the Internet. As the company reaches more customers worldwide through an increasing number of new distribution channels, inventory management becomes more challenging. If the company is unable to properly manage and balance inventory levels and potential conflicts among these various distribution methods, its operating results could be harmed.

If the company’s patents and other intellectual property rights do not adequately protect the company’s products, the company may lose market share to its competitors and may not be able to operate profitably.

The company relies on a combination of patents, trade secrets and trademarks to establish and protect the company’s intellectual property rights in its products and the processes for the development, manufacture and marketing of the company’s products.

The company uses non-patented proprietary know-how, trade secrets, undisclosed internal processes and other proprietary information and currently employs various methods to protect this proprietary information, including confidentiality agreements, invention assignment agreements and proprietary information agreements with various vendors, employees, independent sales agents, distributors, consultants and others. However, these agreements may be breached. The FDA or another governmental agency may require the disclosure of this information in order for the company to have the right to market a product. Trade secrets, know-how and other unpatented proprietary technology also may otherwise become known to, or independently developed by, the company’s competitors.

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

The company sells its products principally to medical equipment and home health care providers who resell or rent those products to consumers. Many of those providers (the company’s customers) are reimbursed for the Invacare products sold to their customers and patients by third-party payors, including Medicare and Medicaid. The U.S. federal government and the governments in the states and other countries in which the company operates regulate many aspects of the company’s business. As a medical device manufacturer, the company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Government agencies periodically open investigations and obtain information from health care suppliers and manufacturers pursuant to the legal process. Violations of law or regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on the company’s business. The company has established numerous policies and procedures that the company believes are sufficient to ensure that the company will operate in substantial compliance with these laws and regulations. In addition, during 2009, the company hired a Director of Compliance and Internal Audit to continue to develop, implement, monitor and manage these policies and procedures, including internal controls, to comply with applicable legal, regulatory and company standards. The company cannot guarantee that the efforts of the Director will be effective to prevent a material adverse effect on the company's business from noncompliance issues.

The company received a subpoena in 2006 from the U.S. Department of Justice seeking documents relating to three long-standing and well-known promotional and rebate programs maintained by the company. The company believes that the programs described in the subpoena are in compliance with all applicable laws and the company has cooperated fully with the government investigation. As of February 2010, the subpoena remains pending.

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

The company’s ability to achieve its business objectives is subject to a variety of factors, including the relative increase in the aging of the general population. The company believes that these trends will increase the need for its products. The projected demand for the company’s products could materially differ from actual demand if the company’s assumptions regarding these trends and acceptance of its products by health care professionals and patients prove to be incorrect or do not materialize. If the company’s assumptions regarding these factors prove to be incorrect, the company may not be able to successfully implement the company’s business strategy, which could adversely affect the company’s results of operations. In addition, the perceived benefits of these trends may be offset by competitive or business factors, such as the introduction of new products by the company’s competitors or the emergence of other countervailing trends, including lower reimbursement and pricing.

Decreased availability or increased costs of raw materials could increase the company’s costs of producing its products.

The company purchases raw materials, fabricated components, some finished goods and services from a variety of suppliers. Raw materials such as plastics, steel, and aluminum are considered key raw materials. Where appropriate, the company employs contracts with its suppliers, both domestic and international. In those situations in which contracts are not advantageous, the company believes that its relationships with its suppliers are satisfactory and that alternative sources of supply are readily available. From time to time, however, the prices and availability of these raw materials fluctuate due to global market demands, which could impair the company’s ability to procure necessary materials, or increase the cost of these materials. Inflationary and other increases in costs of these raw materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas. A reduction in the supply or increase in the cost of those raw materials could impact the company’s ability to manufacture its products and could increase the cost of production. As an example, inflation in China has in the past and will probably in the future increase costs and an appreciation of the Yuan could have an unfavorable impact on the cost of key components and some finished goods. Demand in China and other developing countries for raw materials may result in increases in the cost of key commodities and could have a negative impact on the profits of the company if these increases cannot be passed onto the company’s customers.

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

The company has two classes of common stock. The Common Shares have one vote per share and the Class B Common Shares have 10 votes per share. As of January 1, 2010, the company’s chairman and CEO, Mr. A. Malachi Mixon, III, and certain members of management beneficially own up to approximately 36% of the combined voting power of the company’s Common Shares and Class B Common Shares and could influence the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the company’s assets. They also will have the power to influence or make more difficult a change in control. The interests of Mr. Mixon and his relatives may differ from the interests of the other shareholders and they may take actions with which some shareholders may disagree.

Since the company’s ability to obtain further financing may be limited, the company may be unable to acquire strategic acquisition candidates.

The company’s plans typically include identifying, acquiring, and integrating other strategic businesses. There are various reasons for the company to acquire businesses or product lines, including providing new products or new manufacturing and service capabilities, to add new customers, to increase penetration with existing customers, and to expand into new geographic markets. The company’s ability to successfully grow through acquisitions depends upon its ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. The costs of acquiring other businesses could increase if competition for acquisition candidates increases. Further, the company is constrained under the current provisions of its existing credit facilities from consummating any sizeable acquisitions without amending its financing arrangements. If the company is unable to obtain the necessary financing, it may miss opportunities to grow its business through strategic acquisitions.

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

Armed hostilities, terrorism, natural disasters, or public health issues could harm the company’s business.

Armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could cause damage or disruption to the company, its suppliers or customers, or could create political or economic instability, any of which could harm the company’s business. These events could cause a decrease in demand for the company’s products, could make it difficult or impossible for the company to deliver products or for the company’s suppliers to deliver materials, and could create delays and inefficiencies in the company’s manufacturing operations.

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

The company owns or leases its warehouses, offices and manufacturing facilities and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2009 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company included in this report and in the table below:

North American/HME Operations	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Akron, Ohio	17,477	April 2012	One (1 yr.)	Offices
Alexandria, Virginia	230	September 2010	None	Offices
Alpharetta, Georgia	11,665	March 2014	None	Warehouse and Offices
Arlington, Texas	63,626	June 2011	One (3 yr.)	Warehouse
Atlanta, Georgia	113,614	April 2011	One (3 yr.)	Warehouse and Offices
Edison, New Jersey	75,291	November 2010	One (3 yr.)	Warehouse and Offices
Elyria, Ohio
—Taylor Street	251,656	Own	—	Manufacturing and Offices
—Cleveland Street	141,657	November 2010	None	Warehouse
—One Invacare Way	50,000	Own	—	Headquarters
—1320 Taylor Street	30,000	January 2015	One (5 yr.)	Offices
—1160 Taylor Street	4,800	Own	—	Warehouse and Offices
Hong Kong, China	2,236	November 2012	None	Offices
Kansas City, Missouri	2,822	February 2013	One (3 yr.)	Offices
Kirkland, Quebec	26,196	November 2010	One (5 yr.)	Manufacturing, Warehouse and Offices
Knoxville, Tennessee	2,400	May 2012	One (1 yr.)	Warehouse and Offices
Lithia Springs, Georgia	4,000	December 2011	—	Warehouse and Offices
Marlboro, New Jersey	2,800	June 2010	None	Offices
Milwaukee, Wisconsin	3,200	January 2013	Two (3 yr.)	Warehouse and Offices
Mississauga, Ontario	61,375	February 2016	One (5 yr.)	Warehouse and Offices
Modesto, California	3,675	January 2013	Two (3 yr.)	Warehouse and Offices
Morton, Minnesota	28,400	May 2012	Two (3 yr.)	Manufacturing, Warehouse and Offices
Norristown, Pennsylvania	3,790	January 2013	None	Warehouse and Offices
North Ridgeville, Ohio	152,861	Own	—	Manufacturing, Warehouse and Offices
Pharr, Texas	4,375	November 2012	—	Warehouse
Pinellas Park, Florida	11,400	July 2010	None	Manufacturing and Offices
Pinellas Park, Florida	3,200	July 2010	One (1 yr.)	Manufacturing
Reynosa, Mexico	152,256	Own	—	Manufacturing and Offices
Richardson, Texas	7,920	December 2011	None	Warehouse and Offices
Sacramento, California	26,900	May 2011	None	Manufacturing, Warehouse and Offices
Sanford, Florida	116,272	Own	—	Manufacturing and Offices
Scarborough, Ontario	5,428	February 2011	None	Manufacturing and Offices
Simi Valley, California	38,501	February 2014	One (5 yr.)	Manufacturing, Warehouse and Offices
Spicewood, Texas	6,500	Month to Month	None	Manufacturing and Offices
Suzhou, China	45,150	May 2010	None	Manufacturing and Offices
Suzhou, China	87,128	November 2012	—	Warehouse and Offices
Tonawanda, New York	7,515	March 2013	None	Warehouse and Offices
Vaughan, Ontario	26,637	December 2010	None	Manufacturing and Offices

Invacare Supply Group	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Grand Prairie, Texas	87,508	August 2015	None	Warehouse and Offices
Jacksonville, Florida	79,652	September 2014	—	Warehouse and Offices
Jamesburg, New Jersey	83,200	March 2011	None	Warehouse and Offices
Milford, Massachusetts	29,582	December 2015	None	Offices
Rancho Cucamonga, California	55,890	May 2011	None	Warehouse and Offices
South Bend, Indiana	68,121	October 2015	One (3 yr.)	Warehouse and Offices

Institutional Products Group
Elkhart, Indiana	43,481	September 2010	Two (3 yr.)	Manufacturing, Warehouse and Offices
London, Ontario	103,200	Own	—	Manufacturing and Offices
London, Ontario	5,648	Month to Month	None	Warehouse
St. Louis, Missouri	8,196	July 2013	Two (3 yr.)	Offices

Asia/Pacific Operations
Auckland, New Zealand	30,518	September 2011	One (3 yr.)	Manufacturing, Warehouse and Offices
Banyo, QLD, Australia	26,791	July 2013	One (5 yr.)	Warehouse and Offices
Broadview, SA, Australia	16,146	October 2011	One (5 yr.)	Warehouse and Offices
Carrum Downs, VIC, Australia	16,006	December 2012	One (5 yr.)	Warehouse and Offices
Christchurch, New Zealand	13,691	December 2014	Two (6 yr.)	Offices
Christchurch, New Zealand	22,027	December 2015	One (3 yr.)	Manufacturing, Warehouse and Offices
Kidderminster, United Kingdom	6,200	January 2018	—	Warehouse and Offices
Malaga, WA, Australia	8,396	April 2010	—	Warehouse and Offices
North Olmsted, Ohio	2,280	October 2013	One (3 yr.)	Warehouse and Offices
North Rocks, NSW, Australia	45,712	August 2012	One (3 yr.)	Warehouse and Offices
Southport, QLD, Australia	1,119	Month to Month	—	Retail
Suzhou, China	41,290	June 2010	—	Manufacturing and Offices
Taipei, Taiwan	845	December 2010	—	Offices

European Operations	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Albstadt, Germany	78,523	February 2018	Two (5 yr.)	Manufacturing, Warehouse and Offices
Anderstorp, Sweden	47,576	Own	—	Manufacturing, Warehouse and Offices
Bergen, Norway	1,076	November 2012	One (5 yr.)	Warehouse and Offices
Bridgend, Wales	131,522	December 2086	—	Manufacturing, Warehouse and Offices
Brondby, Denmark	17,922	June 2010	One (1 yr.)	Warehouse and Offices
Dio, Sweden	110,524	Own	—	Manufacturing, Warehouse and Offices
Dublin, Ireland	5,000	December 2024	Three (5 yr.)	Warehouse and Offices
Ede, The Netherlands	12,917	November 2011	One (5 yr.)	Warehouse
Ede, The Netherlands	9,257	November 2011	One (5 yr.)	Warehouse and Offices
Fondettes, France	191,856	Own	—	Manufacturing and Warehouse
Girona, Spain	14,639	January 2012	One (1 yr.)	Warehouse and Offices
Gland, Switzerland	5,586	September 2012	One (5 yr.)	Offices
Gland, Switzerland	1,184	September 2012	One (4 yr.)	Offices
Goteberg, Sweden	7,502	September 2012	One (3 yr.)	Warehouse and Offices
Hong, Denmark	155,541	Own	—	Manufacturing, Warehouse and Offices
Isny, Germany	47,232	Own	—	Manufacturing, Warehouse and Offices
Isny, Germany	1,615	Own	—	Warehouse
Landskrona, Sweden	3,100	December 2010	One (3 yr.)	Warehouse
Loppem, Belgium	4,036	March 2015	One (3 yr.)	Warehouse and Offices
Mondsee, Austria	2,153	March 2011	One (3 yr.)	Warehouse and Offices
Odense, Denmark	1,776	June 2010	One (1 yr.)	Warehouse and Offices
Oporto, Portugal	88,270	December 2015	One (7 yr.)	Manufacturing, Warehouse and Offices
Oskarshamn, Sweden	3,552	April 2011	One (1 yr.)	Warehouse
Oslo, Norway	36,414	August 2011	—	Warehouse and Offices
Pencoed, United Kingdom	150,000	December 2019	—	Manufacturing and Offices
Porta Westfalica, Germany	134,563	October 2021	Two (5yr.)	Manufacturing, Warehouse and Offices
Spanga, Sweden	3,229	December 2010	One (3 yr.)	Warehouse and Offices
Spanga, Sweden	16,146	Own	—	Warehouse and Offices
St. Cyr sur Loire, France	538	Own	—	Offices
Thiene, Italy	21,528	Own	—	Warehouse and Offices
Thiene, Italy	10,764	October 2012	—	Warehouse
Trondheim, Norway	3,229	November 2010	One (3 yr.)	Services and Offices
Witterswil, Switzerland	40,343	March 2015	One (5 yr.)	Manufacturing, Warehouse and Offices
Witterswil, Switzerland	2,319	June 2010	—	Warehouse
Witterswil, Switzerland	4,080	June 2010	—	Warehouse

Item 3.	Legal Proceedings.

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

The company received a subpoena in 2006 from the U.S. Department of Justice seeking documents relating to three long-standing and well-known promotional and rebate programs maintained by the company. The company believes that the programs described in the subpoena are in compliance with all applicable laws and the company has cooperated fully with the government investigation. As of February 2010, the subpoena remains pending.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2009, no matter was submitted to a vote of the company’s security holders.

Executive Officers of the Registrant.*

The following table sets forth the names of the executive officers of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name	Age	Position
A. Malachi Mixon, III	69	Chairman of the Board of Directors and Chief Executive Officer
Gerald B. Blouch	63	President, Chief Operating Officer and Director
Robert K. Gudbranson	46	Senior Vice President, Chief Financial Officer and Treasurer
Anthony C. LaPlaca	51	Senior Vice President—General Counsel and Secretary
Joseph B. Richey, II	73	President—Invacare Technologies Division, Senior Vice President—Electronic and Design Engineering and Director
Louis F.J. Slangen	62	Senior Vice President—Global Market Development
Patricia A. Stumpp	47	Senior Vice President—Human Resources

*	The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

A. Malachi Mixon, III has been a director since 1979. Mr. Mixon has been Chief Executive Officer since 1979 and Chairman of the Board since 1983 and also served as President until 1996, when Gerald B. Blouch, Chief Operating Officer, was elected President. Mr. Mixon serves on the Board of Directors of The Sherwin-Williams Company (NYSE), Cleveland, Ohio, a manufacturer and distributor of coatings and related products and Park-Ohio Holdings Corp. (NASDAQ), Cleveland, Ohio, a diversified manufacturing services and products holding company. Mr. Mixon serves as Chairman of the Board of Trustees of The Cleveland Clinic Foundation, Cleveland, Ohio, one of the world’s leading academic medical centers. Mr. Mixon previously served on the Board of Directors of Lamson & Sessions from 1990 until it was sold in November 2007.

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

Anthony C. LaPlaca was appointed Senior Vice President, General Counsel and Secretary effective January 2009. Previously, Mr. LaPlaca served as Vice President and General Counsel for six and a half years with Bendix Commercial Vehicle Systems LLC, a member of the Knorr-Bremse group. Prior to that, he served as Vice President and General Counsel to Honeywell Transportation & Power Systems and General Counsel to Honeywell Commercial Vehicle Systems LLC.

Joseph B. Richey, II has been a director since 1980 and in September 1992 was named President—Invacare Technologies Division and Senior Vice President—Electronic and Design Engineering. Previously, Mr. Richey was Senior Vice President of Product Development from July 1984 to September 1992 and Senior Vice President and General Manager of North American Operations from September 1989 to September 1992. Mr. Richey is also a member of the Board of Trustees for Case Western Reserve University and The Cleveland Clinic Foundation. Mr. Richey previously served on the Board of Directors of Steris Corporation from 1987 to July 2009.

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

Patricia A. Stumpp has been the Senior Vice President—Human Resources since September 2009. Mrs. Stumpp joined Invacare in 1991 and was promoted to her current position in 2009. Prior to her promotion, Mrs. Stumpp served as Director of Compensation & Benefits from January 2001 to August 2009 and as Director of Human Resources Group from August 2006 until August 2009. She also has prior experience in healthcare, small business and the services industry. She holds a BA in Psychology and MBA from The University of Toledo.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Invacare’s Common Shares, without par value, trade on the New York Stock Exchange (NYSE) under the symbol “IVC.” Ownership of the company’s Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The number of record holders of the company Common Shares and Class B Common Shares at February 23, 2010 was 3,310 and 24, respectively. The closing sale price for the Common Shares on February 22, 2010 as reported by NYSE was $27.84. The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares and dividends in each of the two most recent fiscal years were as follows:

	2009			2008
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
Quarter Ended:
December 31	$26.19	$21.22	$0.0125	$24.67	$15.52	$0.0125
September 30	23.55	17.02	0.0125	26.44	19.50	0.0125
June 30	17.70	15.06	0.0125	22.38	17.26	0.0125
March 31	19.81	14.67	0.0125	25.62	21.49	0.0125

During 2009 and 2008, the Board of Directors also declared annualized dividends of $0.045 per Class B Common Share. For information regarding limitations on the payment of dividends in the company loan and note agreements, see Long Term Debt in the Notes to the Consolidated Financial Statements included in this report. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly cumulative total return on Invacare’s common shares against the yearly cumulative total return of the companies listed on the Standard & Poor’s 500 Stock Index, the Russell 2000 Stock Index and the S&P Healthcare Equipment & Supplies Index*.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Invacare Corporation, The S&P 500 Index,

The Russell 2000 Index And S&P Healthcare Equipment & Supplies

	12/04	12/05	12/06	12/07	12/08	12/09
Invacare Corporation	$100.00	$68.16	$53.24	$51.78	$33.82	$54.49
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
S&P Healthcare Equipment & Supplies	$100.00	$103.69	$104.51	$113.82	$79.42	$101.91

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

*	The S&P Healthcare Equipment & Supplies Index is a capitalization-weighted average index comprised of health care companies in the S&P 500 Index.

The graph assumes $100 invested on December 31, 2004 in the common shares of Invacare Corporation, S&P 500 Index, Russell 2000 Index and the S&P Healthcare Equipment & Supplies Index, including reinvestment of dividends, through December 31, 2009.

The following table presents information with respect to repurchases of common shares made by the company during the three months ended December 31, 2009. All of the repurchased shares were surrendered to the company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the company’s 2003 Performance Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
10/1/2009-10/31/09	—	$—	—	1,362,900
11/1/2009-11/30/09	20,098	23.80	—	1,362,900
12/1/2009-12/31/09	2,181	25.17	—	1,362,900

Total	22,279	$23.93	—	1,362,900

(1)	On August 17, 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. To date, the company has purchased 637,100 shares with authorization remaining to purchase 1,362,900 more shares. The company purchased no shares pursuant to this Board authorized program during 2009.

Item 6.	Selected Financial Data.

The selected consolidated financial data set forth below with respect to the company’s consolidated statements of operations, cash flows and shareholders’ equity for the fiscal years ended December 31, 2009, 2008 and 2007, and the consolidated balance sheets as of December 31, 2009 and 2008 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of earnings, cash flows and shareholders’ equity data for the fiscal years ended December 31, 2006 and 2005 and consolidated balance sheet data for the fiscal years ended December 31, 2007, 2006 and 2005 are derived from the company’s previously filed Consolidated Financial Statements. The data set forth below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	2009 *	2008 **	2007 ***	2006 ****	2005 *****
	(In thousands, except per share and ratio data)
Earnings
Net Sales	$1,693,136	$1,755,694	$1,602,237	$1,498,035	$1,529,732
Net Earnings (loss)	41,179	34,857	(1,714)	(317,774)	48,852
Net Earnings (loss) per Share—Basic	1.29	1.09	(0.05)	(10.00)	1.55
Net Earnings (loss) per Share—Assuming Dilution	1.29	1.09	(0.05)	(10.00)	1.51
Dividends per Common Share	0.05	0.05	0.05	0.05	0.05
Dividends per Class B Common Share	0.04545	0.04545	0.04545	0.04545	0.04545

Balance Sheet
Current Assets	$528,464	$551,058	$591,085	$655,758	$594,466
Total Assets	1,359,501	1,314,473	1,500,042	1,490,451	1,646,772
Current Liabilities	290,327	284,998	326,611	447,976	356,707
Working Capital	238,137	266,060	264,474	207,782	237,759
Long-Term Debt	272,234	407,707	457,233	448,883	457,753
Other Long-Term Obligations	95,703	88,826	106,046	107,223	78,619
Shareholders’ Equity	701,237	532,942	610,152	486,369	753,693

Other Data
Research and Development Expenditures	$25,725	$24,764	$22,491	$22,146	$23,247
Capital Expenditures	17,999	19,957	20,068	21,789	30,924
Depreciation and Amortization	40,562	43,744	43,717	39,892	40,524

Key Ratios
Return on Sales %	2.4	2.0	(.1)	(21.2)	3.2
Return on Average Assets %	3.1	2.5	(.1)	(20.3)	3.0
Return on Beginning Shareholders’ Equity %	7.7	5.7	(.4)	(42.2)	6.5
Current Ratio	1.8:1	1.9:1	1.8:1	1.5:1	1.7:1
Debt-to-Equity Ratio	0.4:1	0.8:1	0.7:1	0.9:1	0.6:1

*	Reflects restructuring charge of $4,804 ($4,124 after tax or $.13 per share assuming dilution).
**	Reflects restructuring charge of $4,766 ($4,516 after tax or $.14 per share assuming dilution) and the retrospective application of FSP APB 14-1 as codified in Debt with Conversion and Other Options, ASC 470-20 to decrease Net Earnings by $3,694 ($3,694 after tax or $.12 per share assuming dilution), decrease Long-Term Debt and increase Shareholders’ Equity by $52,414, respectively.
***	Reflects restructuring charge of $11,408 ($10,478 after tax or $.33 per share assuming dilution), $13,408 expense related to finance charges, interest and fees associated with the company’s previously reported debt covenant violations ($13,408 after tax or $.42 per share assuming dilution) and the retrospective application of FSP APB 14-1 to decrease Net Earnings by $2,904 ($2,904 after tax or $.09 per share assuming dilution), decrease Long-Term Debt and increase Shareholders’ Equity by $56,109, respectively.
****	Reflects restructuring charge of $21,250 ($18,700 after tax or $.59 per share assuming dilution), $3,745 expense related to finance charges, interest and fees associated with the company’s previously reported debt covenant violations ($3,300 after tax or $.10 per share assuming dilution), $26,775 expense related to accounts receivable collectability issues arising primarily from Medicare reimbursement reductions for power wheelchairs announced on November 15, 2006 ($26,775 after tax or $.84 per share assuming dilution), $300,417 expense for an impairment charge related to the write-down of goodwill and other intangible assets ($300,417 after tax or $9.45 per share assuming dilution).
*****	Reflects restructuring charge of $7,533 ($5,160 after tax or $0.16 per share assuming dilution).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK

The company expects the organic sales growth seen in the fourth quarter of 2009 to continue with some additional improvement during 2010 due to improving market conditions. This growth is forecast despite the potential for pricing and reimbursement pressures in some markets. For the European segment, there has been some discussion by the French government of reduced wheelchair reimbursement for 2010, although there is no legislation underway to the company’s knowledge. For the IPG business and the Australian distribution business, delays in purchases by long-term care facilities may continue, although such delays are not expected to continue throughout the year. In the NA/HME segment, organic sales growth for the year is expected to improve, although growth in specific products may vary by quarter. Finally, the company has not included in its guidance any negative impact from the potential medical device excise tax included in, or other adverse impacts from, proposed health care reform legislation in the United States. If further action is taken by the U.S. Congress and the President, the company will update the information it has already shared on the potential impact of the proposed legislation.

The company faces two potentially significant issues entering 2010. First, there has been some recent weakening of foreign currencies against the U.S. dollar; however, the rates are generally close to or above the averages seen in 2009. The company did not plan for a substantial strengthening of the U.S. dollar. Second, commodity prices have increased during the fourth quarter of 2009, although contracts have kept that higher cost from impacting the 2009 fourth quarter results. For 2010, the company has forecast its plan based on commodity prices consistent with those seen at year end 2009. The company does not expect a substantial rise in commodity prices in 2010 from those levels.

Organic sales growth, earnings and cash flow for 2010 are expected to be consistent with the guidance provided in the company’s February 4, 2010 press release. The guidance should be read in conjunction with the information contained herein under “Risk Factors” and “Forward-Looking Information.”

RESULTS OF OPERATIONS

2009 Versus 2008

Charge Related to Restructuring Activities. Throughout 2009, the company continued its cost reduction and profit improvement initiatives, which now are substantially complete as related to restructuring activities. The company has achieved tremendous benefits from its cost reduction initiatives, principally related to product sourcing savings, headcount reductions and manufacturing consolidation. However, as was expected, a significant portion of this benefit was offset by continued pricing pressures and product mix shift toward lower margin product, primarily in the U.S. and Europe, as a result of reimbursement changes.

Restructuring charges of $4,804,000 were incurred during 2009 of which $298,000 was recorded in cost of goods sold, since it relates to inventory markdowns, and the remaining charge amount was included in the Charge Related to Restructuring Activities in the Consolidated Statement of Operations. The costs incurred during 2009 were principally for severance expenses.

Net Sales. Consolidated net sales for 2009 decreased 3.6% for the year, to $1,693,136,000 from $1,755,694,000 in 2008. Foreign currency translation decreased net sales by four percentage points while acquisitions increased sales by less than one percentage point. The remaining increase was driven by performance in NA/HME, ISG and Europe.

North America/Home Medical Equipment

NA/HME net sales increased 0.9% in 2009 versus the prior year to $748,401,000 from $741,502,000 with acquisitions increasing net sales by one percentage point while foreign currency translation decreased net sales by one percentage point. These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), and Respiratory (oxygen concentrators, HomeFill® oxygen delivery systems, sleep apnea, aerosol therapy and other respiratory) products. The standard product line net sales improved by 5.5% in 2009, driven by increased volumes in beds, patient transport and therapeutic support surfaces products. Rehab product line net sales decreased by 0.6% in 2009, despite volume increases in custom power products. The respiratory product line net sales decreased by 8.1% in 2009, primarily driven by lower sales of HomeFill® oxygen delivery systems to national providers.

Invacare Supply Group

ISG net sales increased 5.4% in 2009 over the prior year to $280,295,000 from $265,818,000. Acquisitions and foreign currency translation had no impact on the sales increase. These sales principally consist of ostomy, incontinence, diabetic, enterals, wound care and other medical supply products. The net sales increase was primarily in diabetic, incontinence and wound care products.

Institutional Products Group

IPG net sales decreased 10.3% in 2009 over the prior year to $89,423,000 from $99,662,000. Foreign currency translation decreased net sales by approximately one percentage point. These sales consist of bed, furniture, home medical equipment, and bathing equipment products sold into the long-term care market. The net sales decrease was largely driven by continued weakness in capital expenditures by nursing home customers, due primarily to budgetary pressures in state Medicaid programs.

Europe

European net sales decreased 9.2% in 2009 compared to the prior year to $503,084,000 from $553,845,000 with foreign currency translation decreasing net sales by nine percentage points. The net sales decrease was the result of sales declines primarily in France, where sales of beds and wheelchairs into nursing homes weakened as a result of changes in reimbursement rules. This decline was partially offset by favorable net sales performance in the U.K. region.

Asia/Pacific

Asia/Pacific net sales decreased 24.2% in 2009 from the prior year to $71,933,000 from $94,867,000. Foreign currency translation decreased net sales by eight percentage points. The sales decline at the Company’s subsidiary, which manufactures controllers, was largely due to external customers whose demand for inventory remained weak in the current economic environment. The Company’s Australian distribution business had lower sales due in large part to weak demand from long-term care facilities which continue to delay capital purchases. Changes in exchange rates, particularly with the Euro and U.S. Dollar, have had, and may continue to have, a significant impact on sales in this segment.

Gross Profit. Consolidated gross profit as a percentage of net sales was 29.1% in 2009 as compared to 27.8% in 2008. The margin improvement compared to the prior year for all segments except Asia/Pacific and Europe was primarily the result of volume increases and cost reduction activities, including commodity cost and freight reductions.

NA/HME gross profit as a percentage of net sales was 34.1% in 2009 versus 30.5% in 2008. The significant improvement in margins was primarily a result of increased volumes, selective price increases implemented in the second half of 2008 and cost reduction initiatives.

ISG gross profit as a percentage of net sales increased 1.1 percentage points in comparison to the prior year. The improvement was primarily as a result of volume increases, freight reduction programs and reduced discounts associated with lower sales to larger providers.

IPG gross profit as a percentage of net sales increased 5.0 percentage points in 2009 from the prior year. The increase in margin is primarily attributable to selective price increases introduced in the second half of 2008 and cost reduction activities associated with commodity and freight costs.

Gross profit in Europe as a percentage of net sales declined 0.7 percentage points in 2009 from the prior year. The decrease was primarily a result of unfavorable product mix toward lower margin product and unfavorable foreign currency transactions partially offset by cost reduction activities associated with commodity and freight costs.

Gross profit in Asia/Pacific as a percentage of net sales decreased by 7.6 percentage points in 2009 from the prior year. The decrease was primarily as a result of volume declines and unfavorable foreign currency impact principally due to the strengthening of the U.S. dollar.

Selling, General and Administrative. Consolidated selling, general and administrative expenses as a percentage of net sales were 23.5% in 2009 and 22.7% in 2008. The overall dollar increase was $392,000 or 0.1%, with foreign currency translation decreasing expenses by $14,143,000 or four percentage points and acquisitions increasing expenses by approximately $1,804,000 or one percentage point. Excluding acquisitions and foreign currency translation impact, selling, general and administrative (SG&A) expenses increased $12,731,000 or 3.2%. This increase is primarily attributable to higher bad debt expense and unfavorable foreign currency transactions.

SG&A expenses for NA/HME increased 5.4% or $10,604,000 in 2009 compared to 2008. Acquisitions increased these expenses by approximately $1,804,000 while foreign currency decreased SG&A expense by $969,000. Excluding foreign currency translation, SG&A expense increased $9,769,000 or 4.9% primarily due to higher bad debt expense.

SG&A expenses for ISG increased by 6.7% or $1,754,000 in 2009 compared to 2008. The increase is primarily attributable to higher bad debt expense.

SG&A expenses for IPG increased by 6.3% or $922,000 in 2009 compared to 2008. Foreign currency translation decreased SG&A expenses by approximately one percentage point or $185,000. Excluding the impact of foreign currency translation, SG&A expenses increased by $1,107,000 due to unfavorable currency transaction effects associated with the Canadian Dollar versus the U.S. Dollar.

European SG&A expenses decreased by 8.0% or $10,593,000 in 2009 compared to 2008. Foreign currency translation decreased SG&A expenses by approximately $9,812,000. Excluding the foreign currency translation impact, SG&A expenses decreased by $781,000.

Asia/Pacific SG&A expenses decreased 8.3% or $2,295,000 in 2009 compared to 2008. Foreign currency translation decreased expenses by $3,177,000. Excluding the foreign currency translation impact, SG&A expenses increased $882,000 or 3.2% primarily due to unfavorable currency transaction effects.

Debt Finance Charges, Interest and Fees Associated with Debt Refinancing. In 2009, the Company fully paid down its $250,000,000 term loan facility which was not due to expire until February 2013. As a result, deferred financing fees of $2,878,000 pre-tax, which were previously capitalized, were expensed in the NA/HME operating segment.

Asset write-downs to intangibles and investments. The company has made other investments in limited partnerships and non-marketable equity securities, which are accounted for using the cost method, adjusted for any estimated declines in value. These investments were acquired in private placements and there are no quoted market prices or stated rates of return and the company does not have the ability to easily sell these investments. The company completed an evaluation of the residual value related to these investments in the fourth quarter of 2009 which considered the weakening in the commercial real estate market as well as the redemption of one of the investments for a nominal amount and as a result, the company recognized impairment charges totaling $6,713,000 pre-tax which is included in the All Other segment.

In accordance with ASC 350, Intangibles—Goodwill and Other, the company reviews intangibles for impairment. As a result of the company’s 2009 intangible impairment review, impairment charges of $896,000 and $800,000 were recorded related to trademarks for Europe and a customer list for NA/HME, respectively as the actual cash flows associated with these intangibles were less than what was originally used to value the intangibles.

Interest. Interest expense decreased to $33,150,000 in 2009 from $42,927,000 in 2008, representing a 22.8% decrease. This decrease was attributable to debt reduction during the year and, to a lesser extent, decreased borrowing rates in 2009 compared to 2008. Interest income in 2009 was $1,674,000, which was lower than the prior year amount of $3,045,000, primarily due to decreased volume of financing provided to customers. As a result of the company’s adoption, effective January 1, 2009, of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) as codified in Debt with Conversion and Other Options, ASC 470-20, the company’s 2009 financial statements contain restated amounts for 2008 and 2007 that reflect an increase in interest expense of $3,694,000 and $2,904,000 for 2008 and 2007, respectively. See “Accounting Policies” in the Notes to Consolidated Financial Statements included elsewhere in this report.

Income Taxes. The company had an effective tax rate of 12.9% in 2009 and 27.1% in 2008. The company’s effective tax rate is lower than the expected U.S. federal statutory rate due to earnings abroad being taxed at rates lower than the U.S. statutory rate. The company’s rate was increased each year due to losses without benefit, due to valuation allowances in the United States, Australia and New Zealand. In addition, the 2009 tax rate was benefitted by a loss carryback, due to a tax law change in the United States, which previously was fully offset by a valuation allowance. See “Income Taxes” in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Research and Development. The company continues to invest in research and development activities to maintain its competitive advantage. The company dedicates funds to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, increased to $25,725,000 in 2009 from $24,764,000 in 2008. The expenditures, as a percentage of net sales, were 1.5% and 1.4% in 2009 and 2008, respectively.

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

Net Sales. Consolidated net sales for 2008 increased 9.6% for the year, to $1,755,694,000 from $1,602,237,000 in 2007. Foreign currency translation increased net sales by two percentage points while acquisitions increased sales by less than a one percentage point. The remaining increase was primarily driven by performance in NA/HME and Europe; however, sales growth was achieved by all segments. NA/HME recognized double-digit sales growth in all major product lines, except Rehab, which had 4% growth, excluding Consumer Power products. European net sales growth resulted from volume increases in most regions, especially the United Kingdom, which benefited from new product introductions, including the HomeFill® oxygen delivery system.

North America/Home Medical Equipment

NA/HME net sales increased 10.8% in 2008 versus 2007 to $741,502,000 from $669,364,000 with acquisitions increasing net sales by one percentage point while foreign currency translation did not have a material impact. These sales consist of Rehab (power wheelchairs, custom manual wheelchairs, personal mobility and seating and positioning), Standard (manual wheelchairs, personal care, home care beds, low air loss therapy and patient transport), and Respiratory (oxygen concentrators, HomeFill® oxygen delivery systems, sleep apnea, aerosol therapy and other respiratory) products. Standard product line net sales improved by 14.7% in 2008, driven by increased volumes in manual wheelchairs, patient aids and beds. Rehab product line net sales increased by 4.0% in 2008, despite volume declines in the consumer power product line resulting from the company’s previous decision to terminate sales to a large national account. Excluding consumer power products, Rehab product line net sales increased 8.0% driven by volume increases in custom power and custom manual wheelchairs. Respiratory product line sales increased by 13.0% in 2008, primarily attributable to increased unit volumes of oxygen concentrators and HomeFill® oxygen delivery systems.

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

Gross profit in Asia/Pacific as a percentage of net sales improved by 8.3 percentage points in 2008 from the prior year. The increase was largely due to cost reduction activities including the move of controller manufacturing from New Zealand to China, which was completed during 2008.

Selling, General and Administrative. Consolidated selling, general and administrative expenses as a percentage of net sales were 22.7% in 2008 and 22.9% in 2007. The overall dollar increase was $31,408,000 or 8.6%, with foreign currency translation increasing expenses by $10,621,000 or three percentage points and acquisitions increasing expenses by approximately $3,389,000 or one percentage point. Excluding acquisitions and foreign currency translation impact SG&A expenses increased $17,398,000 or 4.7%. SG&A in 2007 included a one-time benefit of $3,981,000 resulting from debt cancellation related to the liquidation of a development stage investment as disclosed in 2007. Excluding foreign currency translation, acquisitions and this one-time benefit, SG&A expense increased $13,417,000 or 3.6%. This increase was primarily attributable to higher variable costs associated with increased sales volumes and earnings such as commissions and bonus, and investments in sales and marketing programs to drive future sales growth.

SG&A expenses for NA/HME increased 7.6% or $14,002,000 in 2008 compared to 2007. Acquisitions increased these expenses by approximately $3,389,000. SG&A expenses in 2007 include the one-time benefit from debt cancellation disclosed above. Excluding foreign currency translation and the one-time benefit, SG&A expense increased $6,632,000 or 3.6% primarily due to increased commission and bonus expense.

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

Debt Finance Charges, Interest and Fees Associated with Debt Refinancing. In February 2007, the company completed its refinancing efforts which resulted in a Credit Agreement which providing for a $400 million senior secured credit facility consisting of a six-year $250 million term loan facility and a five-year $150 million revolving credit facility with interest originally at LIBOR plus 2.25%, the issuance and sale of $135 million aggregate principal amount of 4.125% convertible senior subordinated debentures due 2027 and the issuance and sale of $175 million aggregate principal amount of 9.75% Senior Notes due 2015. The company incurred $13,408,000 in 2007 for debt finance charges, interest and fees associated with the debt refinancing.

Interest. Interest expense decreased to $42,927,000 in 2008 from $47,213,000 in 2007, representing a 9.1% decrease. This decrease was attributable to debt reduction during the year and, to a lesser extent, decreased borrowing rates in 2008 compared to 2007. Interest income in 2008 was $3,045,000, which was higher than the prior year amount of $2,340,000, primarily due to increased volume of financing provided to customers and higher rates on financing. As a result of the company’s adoption, effective January 1, 2009, of FSP APB 14-1 as codified in Debt with Conversion and Other Options, ASC 470-20, the company’s 2009 financial statements contain restated amounts for 2008 and 2007 that reflect an increase in interest expense of $3,694,000 and $2,904,000 for 2008 and 2007, respectively. See “Accounting Policies” in the Notes to Consolidated Financial Statements included elsewhere in this report.

Income Taxes. The company had an effective tax rate of 27.1% in 2008 and 114.8% in 2007. The company’s effective tax rate in 2008 was lower than the expected U.S. federal statutory rate due to earnings abroad being taxed at rates lower than the U.S. statutory rate. The company’s effective tax rate was reduced each year due to earnings abroad being taxed at rates lower than the U.S. federal statutory rate, including in 2007 a benefit of $7,820,000 related to a tax rate change in Germany and corresponding reduction of the company’s net German deferred tax liability. The company’s rate was increased each year due to losses without benefit, principally in the United States, which had a greater impact in 2007 than 2008 due to the size of the 2007 loss relative to total pretax income. As a result of the company’s adoption of FSP ABP 14-1 effective January 1, 2009, the company’s 2009 financial statements contain revised effective tax rates for 2008 and 2007 that reflect an increase in interest expense of $3,694,000 and $2,904,000 for 2008 and 2007, respectively. See “Accounting Policies” in the Notes to Consolidated Financial Statements included elsewhere in this report.

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

INFLATION

Although the company cannot determine the precise effects of inflation, management believes that inflation does continue to have an influence on the cost of materials, salaries and benefits, utilities and outside services. The company attempts to minimize or offset the effects through increased sales volumes, capital expenditure programs designed to improve productivity, alternative sourcing of material and other cost control measures. In 2009, 2008 and 2007, the company was able to offset the majority of the impact of price increases from suppliers by productivity improvements, increasing prices to customers, particularly in 2008, and other cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Consolidated Financial Statements included in this report) and working capital management.

The company’s debt decreased by $153,081,000 from $426,406,000 at December 31, 2008 to $273,325,000 at December 31, 2009, excluding the impact of adoption of FSB APB 14-1, as a result of improved cash flow generation. The company’s balance sheet reflects the adoption of FSB APB 14-1 as codified in ASC 470-20. As a result of adopting FSB APB 14-1, the company recorded a debt discount, which reduced debt and increased equity by $48,272,000 as of December 31, 2009 and $52,414,000 as of December 31, 2008, respectively.

On February 12, 2007, the company completed the refinancing of its existing indebtedness and put in place a long-term capital structure. The financing program provided the company with total capacity of approximately $710 million, the net proceeds of which were utilized to refinance substantially all of the company’s previously-existing indebtedness and pay related fees and expenses (the “Refinancing”). As part of the Refinancing, the company entered into a $400 million senior secured credit facility consisting of a $250 million term loan facility and a $150 million revolving credit facility. The company’s obligations under the senior secured credit facility are secured by substantially all of the company’s assets and are guaranteed by its material domestic subsidiaries, with certain obligations also guaranteed by its material foreign subsidiaries. Borrowings under the senior secured credit facility currently generally bear interest at LIBOR plus a margin of 1.25%, including an initial facility fee of 0.25% per annum on the facility.

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

The company may from time to time seek to retire or purchase its outstanding 9.75% Senior Notes due 2015 and/or 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company’s liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

The company’s borrowing arrangements contain covenants, including with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company’s bank agreements and agreements with its note holders. There are three significant financial covenants, under the credit facility: leverage ratio, interest coverage ratio and fixed charge ratio. As of December 31, 2009, the company was in compliance with all covenant requirements. Under the most restrictive covenant of the company’s borrowing arrangements as of December 31, 2009, the company had the capacity to borrow up to an additional $148,275,000.

The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the previous twelve months. As of December 31, 2009, the maximum leverage ratio permitted by the borrowing arrangements was 4.0 to 1.0. The actual leverage ratio as of December 31, 2009 was 2.24 to 1.0.

The interest coverage ratio is defined in the credit facility as Consolidated EBITDA for the previous twelve months as compared to Consolidated Interest Charges for the previous twelve months. As of December 31, 2009, the minimum interest coverage ratio permitted by the borrowing arrangements was 3.0 to 1.0. The actual interest coverage ratio as of December 31, 2009 was 5.01 to 1.0.

The fixed charge ratio, as defined in the credit facility, takes into consideration several items including: Consolidated EBITDA, rent and lease expense, capital expenditures, interest charges, regularly scheduled principal payments and federal, state and local taxes paid. As of December 31, 2009, the minimum fixed charge ratio permitted by the borrowing arrangements was 1.6 to 1.0. The actual fixed charge ratio as of December 31, 2009 was 2.20 to 1.0.

While there is general concern about the potential for rising interest rates, the company believes that its exposure to interest rate fluctuations is manageable given that portions of the company’s debt are at fixed rates for extended periods of time, the company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the company’s free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of December 31, 2009, the weighted average floating interest rate on borrowings was 7.27%.

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

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of December 31, 2009. The company estimates that capital investments for 2010 could approximate $25,000,000, compared to actual capital expenditures of $17,999,000 in 2009. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $155,663,000 in 2009, compared to $76,414,000 in the previous year. The significant improvement in operating cash flows in 2009 was primarily attributable to increased profits, improved working capital management as evidenced by an increased rate in collections of accounts receivable and improved inventory management.

Cash flows used for investing activities were $16,682,000 in 2009, compared to $22,485,000 in 2008. The decrease in cash used was primarily attributable to the fact that there were no acquisition costs in 2009 compared to $8,420,000 in 2008 and decreased capital expenditures, partially offset by the liquidation of a portion of insurance investments in 2008.

Cash flows required by financing activities in 2009 were $153,290,000, compared to cash flows required of $61,686,000 in 2008. The increase in cash used was primarily attributable to the company paying down more debt in 2009 compared to 2008.

During 2009, the company generated free cash flow of $141,598,000 compared to free cash flow of $59,879,000 in 2008. The increase is due primarily to increased earnings, collection of accounts receivable and better inventory management. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Twelve Months Ended December 31,
	2009	2008
Net cash provided by operating activities	$155,663	$76,414
Plus: Net cash impact related to restructuring activities	2,771	3,211
Less: Purchases of property and equipment—net	(16,836)	(19,746)

Free Cash Flow	$141,598	$59,879

CONTRACTUAL OBLIGATIONS

The company’s contractual obligations as of December 31, 2009 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
9.75% Senior Notes due 2015	$262,446	$17,063	$34,125	$34,125	$177,133
4.125% Convertible Senior Subordinated Debentures due 2027	230,366	5,569	11,138	11,138	202,521
Revolving Credit Agreements due 2012	1,725	—	1,725	—	—
Operating lease obligations	58,990	21,584	22,728	9,584	5,094
Capital lease obligations	15,683	1,819	3,412	3,162	7,290
Purchase obligations (primarily computer systems contracts)	4,460	2,903	1,557	—	—
Product liability	23,989	4,232	9,268	4,461	6,028
SERP	26,068	391	1,960	1,960	21,757
Other, principally deferred compensation	10,364	111	3,201	192	6,860

Total	$634,091	$53,672	$89,114	$64,622	$426,683

“Other” includes an estimated payment of $35,000 in less than 1 year and $3,000,000 in years 1-3 for liabilities recorded for uncertain tax positions. The table does not include any other payments related to liabilities recorded for uncertain tax positions as the company can not make a reasonably reliable estimate as to any other payments. See Income Taxes in the Notes to the Consolidated Financial Statements included in this report.

DIVIDEND POLICY

It is the company’s policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $0.05 per Common Share and $0.045 per Class B Common Share. It is not anticipated that this will change materially as the company continues to have available significant growth opportunities through internal development and acquisitions. For 2009, annualized dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid.

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

The company offers discounts and rebates, which are accounted for as reductions to revenue in the period in which the sale is recognized. Discounts offered include: cash discounts for prompt payment, base and trade discounts based on contract level for specific classes of customers. Volume discounts and rebates are given based on large purchases and the achievement of certain sales volumes. Product returns are accounted for as a reduction to reported sales with estimates recorded for anticipated returns at the time of sale. The company does not ship any goods on consignment.

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

Allowance for Uncollectible Accounts Receivable

The estimated allowance for uncollectible amounts is based primarily on management’s evaluation of the financial condition of the customer. In addition, as a result of the third party financing arrangement, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed.

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

Goodwill, Intangible and Other Long-Lived Assets

Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Under Intangibles—Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company completes its annual impairment tests in the fourth quarter of each year. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company’s annual impairment testing as higher discount rates decrease the fair value estimates.

The company utilizes a discounted cash flow method model to analyze reporting units for impairment in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days’ sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta, a small cap stock adjustment and company specific risk premiums. The assumptions used are based on a market participant’s point of view and yielded a discount rate of 10.74% in 2009 compared to 8.90% to 9.90% in 2008 and 9.25% to 10.25% in 2007. If the discount rate used were 100 basis points higher for the 2009 impairment analysis, the company could potentially have an impairment for the Asia/Pacific reporting unit. Accordingly, the performance of the Asia/Pacific region in particular will be closely monitored going forward to determine if the goodwill for the region needs to be re-evaluated for potential impairment.

Based upon the assumptions indicated above, there was no indication of impairment in 2009 related to goodwill impairment. However, charges totaling $1,696,000 were recognized related to intangibles in Europe and NA/HME and a future potential impairment is possible for any of the company’s reporting units should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company’s annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus, increase the chance of impairment.

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

Estimates made are adjusted on a regular basis and can be impacted by actual loss awards and settlements on claims. While actuarial analysis is used to help determine adequate reserves, the company is responsible for the determination and recording of adequate reserves in accordance with accepted loss reserving standards and practices.

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

Accounting for Stock-Based Compensation

The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted since 2005 and the company continues to use a Black-Scholes valuation model. As of December 31, 2009, there was $14,619,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested shares, and includes $4,866,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

The substantial majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September, 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 (FAS 157), Fair Value Measurements as codified in Fair Value Measurements and Disclosures, ASC 820, which created a framework for measuring fair value, clarified the definition of fair value and expanded the disclosures regarding fair value measurements. FAS 157 did not require any new fair value measurements. The company adopted the new standard as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis and the adoption had no material impact on the company’s financial position, results of operations or cash flows. For assets and liabilities measured at fair value on a nonrecurring basis, such as goodwill and intangibles, the company elected to adopt as of January 1, 2009 the provisions of FAS 157 as allowed pursuant to FASB Staff Position 157-2, Effective Date of FASB Statement No. 157. The adoption of FAS 157 on January 1, 2009 for assets and liabilities measured at fair value on a nonrecurring basis had no material impact on the company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141R) as codified in Business Combinations, ASC 805, which changed the accounting for business acquisitions. ASC 805 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes principles and requirements as to how an acquirer should recognize and measure in its financial statements the assets acquired, liabilities assumed, any non-controlling interest and goodwill acquired. ASC 805 also requires expanded disclosure regarding the nature and financial effects of a business combination. The company adopted SFAS 141R as of January 1, 2009 and the adoption had no material impact on the company’s financial position, results of operations or cash flows. ASC 805 could have a material impact on the company’s financial statements in future periods if the company completes significant acquisitions in the future.

In March 2008, SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161) as codified in Derivatives and Hedging, ASC 815 was issued which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The company adopted ASC 815 effective January 1, 2009 and the adoption had no material impact on the company’s financial position, results of operations or cash flows.

On May 9, 2008, FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) as codified in Debt with Conversion and Other Options, ASC 470-20, was issued to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion. The FASB believed this clarification was needed because the accounting that was being applied for convertible debt prior to FSP APB 14-1 did not fully reflect the true economic impact on the issuer since the conversion option was not captured as a borrowing cost and its full dilutive effect was not included in earnings per share. ASC 470-20 required separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate. Accordingly, the company split the total debt amount of $135,000,000 into a convertible debt amount of $75,988,000 and a stockholders’ equity (debt discount) amount of $59,012,000 as of the retrospective adoption date of February 12, 2007 and is accreting the resulting debt discount as interest expense over a 10 year life. The adoption of FSP APB 14-1, effective January 1, 2009, resulted in retrospective application and accordingly reported interest expense was increased and net earnings decreased by $3,694,000 ($0.12 per share) and $2,904,000 ($0.09 per share) for 2008 and 2007, respectively. Also as a result of the adoption of FSP APB 14-1, the Consolidated Balance Sheet as of December 31, 2008 reflects a decrease in long-term debt and an offsetting increase in paid in capital of $52,414,000 and a deferred tax liability of $18,345,000 offset by a valuation reserve of the same amount.

In May 2009, Subsequent Events, ASC 855, was issued that provides authoritative guidance regarding subsequent events as this guidance was previously only addressed in auditing literature. The company adopted ASC 855 effective June 30, 2009 and the adoption had no material impact on the company’s financial position, results of operations or cash flows.

On July 1, 2009, the FASB issued ASC 105, The Accounting Standards Codification (Codification) is the single source of authoritative U.S. accounting and reporting standards, with the exception of guidance issued by the SEC. Although the Codification is not intended to change U.S. GAAP, it does reorganize and supersede current U.S. GAAP and therefore all references to U.S. GAAP in the company’s filings were changed to Codification references, beginning with the company’s third quarter Form 10-Q.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk.

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 2009 debt levels, a 1% change in interest rates would impact interest expense by approximately $17,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

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

Reference is made to the Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders’ Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule, which appear on pages FS-1 to FS-51 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of December 31, 2009, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

In management’s opinion, internal control over financial reporting is effective as of December 31, 2009.

(c) Attestation Report of the Registered Public Accounting Firm

The company’s independent registered public accounting firm, Ernst & Young LLP, audited the company’s internal control over financial reporting and, based on that audit, issued an attestation report regarding the company’s internal control over financial reporting, which is included in this Annual Report on Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

There have been no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information required by Item 10 as to the executive officers of the company is included in Part I of this Annual Report on Form 10-K. The other information required by Item 10 as to the directors of the company, the Audit Committee, the audit committee financial expert, the procedures for recommending nominees to the Board of Directors, compliance with Section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Compliance” in the company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Corporate Governance” in the company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the caption “Share Ownership of Principal Holders and Management” in the company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Information regarding the securities authorized for issuance under the company’s equity compensation plans is incorporated by reference to the information set forth under the captions “Compensation of Executive Officers” and “Compensation of Directors” in the company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Independent Auditors” and “Pre-Approval Policies and Procedures” in the company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The following financial statements of the company are included in Part II, Item 8:

Consolidated Statement of Operations—years ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheet—December 31, 2009 and 2008

Consolidated Statement of Cash Flows—years ended December 31, 2009, 2008 and 2007

Consolidated Statement of Shareholders’ Equity—years ended December 31, 2009, 2008 and 2007

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

(a)(3) Exhibits.

See Exhibit Index at page number I-58 of this Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 26, 2010.

INVACARE CORPORATION

By:	/s/ A. MALACHI MIXON, III
A. Malachi Mixon, III
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 26, 2010.

Signature	Title

/s/ A. MALACHI MIXON, III A. Malachi Mixon, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ GERALD B. BLOUCH Gerald B. Blouch	President, Chief Operating Officer and Director

/s/ ROBERT K. GUDBRANSON Robert K. Gudbranson	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JAMES C. BOLAND James C. Boland	Director

/s/ MICHAEL F. DELANEY Michael F. Delaney	Director

/s/ C. MARTIN HARRIS, M.D. C. Martin Harris, M.D.	Director

/s/ BERNADINE P. HEALY, M.D. Bernadine P. Healy, M.D.	Director

/s/ JOHN R. KASICH John R. Kasich	Director

/s/ DALE C. LAPORTE Dale C. LaPorte	Director

/s/ DAN T. MOORE, III Dan T. Moore, III	Director

/s/ JOSEPH B. RICHEY, II Joseph B. Richey, II	President—Invacare Technologies, Senior Vice President—Electronics and Design Engineering and Director

/s/ WILLIAM M. WEBER William M. Weber	Director

INVACARE CORPORATION

Report on Form 10-K for the fiscal year ended December 31, 2009.

Exhibit Index

Official Exhibit No.	Description	Sequential Page No.
2.1	Sale and Purchase Agreement Regarding the Sale and Purchase of All Shares in WP Domus GmbH by and among WP Domus LLC, Mr. Peter Schultz and Mr. Wilhelm Kaiser, Invacare GmbH & Co. KG and Invacare Corporation dated as of July 31, 2004	(A	)

2.2	Guarantee Letter Agreement of Warburg, Pincus Ventures, L.P. and Warburg, Pincus International, L.P. dated as of September 9, 2004	(A	)

3(a)	Second Amended and Restated Articles of Incorporation	(P	)

3(b)	Code of Regulations, as amended on May 21, 2009	(R	)

4(a)	Specimen Share Certificate for Common Shares	(I	)

4(b)	Specimen Share Certificate for Class B Common Shares	(I	)

4(c)	Rights agreement between Invacare Corporation and National City Bank dated as of July 8, 2005	(G	)

4(d)	Indenture, dated as of February 12, 2007, by and among Invacare Corporation, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (including the Form of 4.125% Convertible Senior Subordinated Debenture due 2027 and related Guarantee attached as Exhibit A)	(K	)

4(e)	Indenture, dated as of February 12, 2007, by and among Invacare Corporation, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (including the Form of 9.75% Senior Note due 2015 and related Guarantee attached as Exhibit A)	(K	)

4(f)	Amendment No. 1 to Rights agreement between Invacare Corporation and Wells Fargo dated as of October 28, 2009	(S	)

10(a)	1992 Non-Employee Directors Stock Option Plan adopted in May 1992	(F	)

10(b)	Deferred Compensation Plan for Non-Employee Directors, adopted in May 1992	(F	)

10(c)	Invacare Corporation 1994 Performance Plan approved January 28, 1994	(F	)

10(d)	Amendment No. 1 to the Invacare Corporation 1994 Performance Plan approved May 28, 1998	(F	)*

10(e)	Amendment No. 2 to the Invacare Corporation 1994 Performance Plan approved May 24, 2000	(B	)*

10(f)	Amendment No. 3 to the Invacare Corporation 1994 Performance Plan approved March 13, 2003	(D	)*

10(g)	Invacare Retirement Savings Plan, effective January 1, 2001, as amended	(N	)

10(h)	Agreement entered into by and between the company and Chief Financial Officer	(E	)*

10(i)	Invacare Corporation 401(K) Plus Benefit Equalization Plan, effective January 1, 2003, as amended and restated	(N	)

10(j)	Invacare Corporation Amended and Restated 2003 Performance Plan	(Q	)*

10(k)	Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with current executive officers	(O	)*

Official Exhibit No.	Description	Sequential Page No.
10(l)	Form of Indemnity Agreement entered into by and between the company and certain of its directors and executive officers and schedule of all such agreements with directors and executive officers	(P	)*

10(m)	Invacare Corporation Deferred Compensation Plus Plan, as amended effective December 31, 2008	(O	)

10(n)	Invacare Corporation Death Benefit Only Plan, effective January 1, 2005, as amended	(N	)

10(o)	Supplemental Executive Retirement Plan, as amended and restated effective February 1, 2000	(F	)*

10(p)	Form of Director Stock Option Award under Invacare Corporation 1994 Performance Plan	(F	)*

10(q)	Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan	(N	)

10(r)	Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan	(N	)

10(s)	Form of Restricted Stock Option Award under Invacare Corporation 2003 Performance Plan	(N	)

10(t)	Form of Stock Option Award under Invacare Corporation 2003 Performance Plan	(N	)

10(u)	Form of Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(N	)

10(v)	Form of Switzerland Stock Option Award under Invacare Corporation 2003 Performance Plan	(N	)

10(w)	Form of Switzerland Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(N	)

10(x)**	Director Compensation Schedule

10(y)	Invacare Corporation Executive Incentive Bonus Plan, effective as of January 1, 2005	(H	)*

10(z)	Credit Agreement, dated February 12, 2007, by and among Invacare Corporation, the Facility Guarantors named therein, the lenders named therein, Banc of America Securities LLC and KeyBank National Association as joint lead arrangers for the term loan facility, and National City Bank and KeyBank National Association as joint lead arrangers for the revolving loan facility	(K	)

10(aa)	Purchase Agreement by and among Invacare Corporation, the Subsidiary Guarantors named therein, and the Initial Purchasers named therein dated as of February 5, 2007	(J	)

10(ab)	Purchase Agreement by and among Invacare Corporation, the Subsidiary Guarantors named therein, and the Initial Purchasers named therein dated as of February 7, 2007	(J	)

10(ac)**	Form of Rule 10b5-1 Sales Plan entered into between the company and certain of its executive officers and other employees and a schedule of all such agreements with executive officers and other employees

10(ad)	A. Malachi Mixon, III Retirement Benefit Agreement	(N	)*

10(ae)	Cash Balance Supplemental Executive Retirement Plan, as amended and restated, effective December 31, 2008	(O	)*

Official Exhibit No.	Description	Sequential Page No.
10(af)	Form of Participation Agreement, for current participants in the Cash Balance Supplemental Executive Retirement Plan, as of December 31, 2008, entered into by and between the company and certain participants and a schedule of all such agreements with participants	(O	)*

10(ag)	Amended and Restated Severance Protection Agreement, between the Company and Gerald B. Blouch, effective December 31, 2008	(O	)*

10(ah)	First Amendment to Credit Agreement, dated as of June 21, 2007, by and among Invacare Corporation, certain Subsidiaries of the Company party thereto, the Lenders party thereto, National City Bank, as Multicurrency Administrative Agent, Multicurrency Collateral Agent, Swing Line Lender and an L/C Issuer, National City Bank, Canada Branch, as Canadian Administrative Agent and Canadian Collateral Agent, and Banc of America Securities Asia Limited, as Australian Administrative Agent and Australian Collateral Agent	(P	)

10(ai)	Second Amendment to Credit Agreement, dated as of February 25, 2009, by and among Invacare Corporation, certain Subsidiaries of the Company party thereto, the Lenders party thereto, National City Bank, as Multicurrency Administrative Agent, Multicurrency Collateral Agent, Swing Line Lender and an L/C Issuer, National City Bank, Canada Branch, as Canadian Administrative Agent and Canadian Collateral Agent, and Banc of America Securities Asia Limited, as Australian Administrative Agent and Australian Collateral Agent	(P	)

10(aj)	Amendment No. 1 to the Invacare Corporation Deferred Compensation Plus Plan, effective August 19, 2009	(T	)*

10(ak)	Amendment No. 1 to the Cash Balance Supplemental Executive Retirement Plan, effective August 19, 2009	(T	)*

10(al)	Third Amendment to Credit Agreement, dated as of December 9, 2009, by and among Invacare Corporation, certain Subsidiaries of the Company party thereto, the Lenders party thereto, PNC Bank, National Association Bank (formerly, National City Bank), as Multicurrency Administrative Agent, Multicurrency Collateral Agent, Swing Line Lender and an L/C Issuer, PNC Canada Branch (formerly, National City Bank, Canada Branch), as Canadian Administrative Agent and Canadian Collateral Agent, and Banc of America Securities Asia Limited, as Australian Administrative Agent and Australian Collateral Agent	(U	)

10(am)**	Fourth Amendment to Credit Agreement, dated as of January 22, 2010, by and among Invacare Corporation, certain Subsidiaries of the Company party thereto, the Lenders party thereto, PNC Bank, National Association Bank (formerly, National City Bank), as Multicurrency Administrative Agent, Multicurrency Collateral Agent, Swing Line Lender and an L/C Issuer, PNC Canada Branch (formerly, National City Bank, Canada Branch), as Canadian Administrative Agent and Canadian Collateral Agent, and Banc of America Securities Asia Limited, as Australian Administrative Agent and Australian Collateral Agent

21**	Subsidiaries of the company

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Official Exhibit No.	Description	Sequential Page No.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement
**	Filed herewith

(A)	Reference is made to the appropriate Exhibit to the company report on Form 8-K, dated September 9, 2004, which Exhibit is incorporated herein by reference.

(B)	Reference is made to the appropriate Exhibit of the company report on Form S-8, dated March 30, 2001, which Exhibit is incorporated herein by reference.

(C)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2002, which Exhibit is incorporated herein by reference.

(D)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the quarter ended March 31, 2003, which Exhibit is incorporated herein by reference.

(E)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated March 6, 2008.

(F)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2004, which Exhibit is incorporated herein by reference.

(G)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated July 8, 2005, which is incorporated herein by reference.

(H)	Reference is made to the appropriate Exhibit to Appendix A to the company Definitive Proxy Statement on Schedule 14A dated April 8, 2005, which is incorporated herein by reference.

(I)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2005, which Exhibit is incorporated herein by reference.

(J)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 5, 2007, which is incorporated herein by reference.

(K)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated February 12, 2007, which is incorporated herein by reference.

(L)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, dated June 30, 2007, which is incorporated herein by reference.

(M)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, dated September 30, 2007, which is incorporated herein by reference.

(N)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2007, which Exhibit is incorporated herein by reference.

(O)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 31, 2008, which is incorporated herein by reference.

(P)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2008, which Exhibit is incorporated herein by reference.

(Q)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated May 21, 2009, which is incorporated herein by reference.

(R)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, dated June 30, 2009, which is incorporated herein by reference.

(S)	Reference is made to the appropriate Exhibit of the company report on Form 8-A, dated October 30, 2009, which is incorporated herein by reference.

(T)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q, dated September 30, 2009, which is incorporated herein by reference.

(U)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 11, 2009, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Invacare Corporation

We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Accounting Policies in the notes to the consolidated financial statements, the Company adopted the provisions of FASB Staff Position APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements) (codified in ASC 470-20, Debt with Conversion and Other Options), effective January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Invacare Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Invacare Corporation

We have audited Invacare Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Invacare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting” which is included in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Invacare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2009 of Invacare Corporation, and the financial statement schedule for the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

February 26, 2010

CONSOLIDATED STATEMENT OF OPERATIONS

INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2009	2008 (1)	2007 (1)
	(In thousands, except per share data)
Net sales	$1,693,136	$1,755,694	$1,602,237
Cost of products sold	1,199,942	1,266,802	1,155,933

Gross Profit	493,194	488,892	446,304
Selling, general and administrative expenses	398,646	398,254	366,846
Charges related to restructuring activities	4,506	2,949	9,591
Debt finance charges, interest and fees associated with debt refinancing or early extinguishment of debt	2,878	—	13,408
Asset write-downs to intangibles and investments	8,409	—	—
Interest expense	33,150	42,927	47,213
Interest income	(1,674)	(3,045)	(2,340)

Earnings before Income Taxes	47,279	47,807	11,586
Income taxes	6,100	12,950	13,300

Net Earnings (loss)	$41,179	$34,857	$(1,714)

Net Earnings (loss) per Share—Basic	$1.29	$1.09	$(.05)

Weighted Average Shares Outstanding—Basic	31,969	31,902	31,840

Net Earnings (loss) per Share—Assuming Dilution	$1.29	$1.09	$(.05)

Weighted Average Shares Outstanding—Assuming Dilution	31,996	31,953	31,840

(1)	Adjusted to reflect the retrospective application of FSP APB 14-1 as codified in Debt with Conversion and Other Options, ASC 470-20. See Recent Accounting Pronouncements.

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

INVACARE CORPORATION AND SUBSIDIARIES

	December 31, 2009	December 31, 2008 (1)
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$37,501	$47,516
Trade receivables, net	263,014	266,483
Installment receivables, net	3,565	4,267
Inventories, net	172,222	178,737
Deferred income taxes	390	2,051
Other current assets	51,772	52,004

Total Current Assets	528,464	551,058
Other Assets	48,006	60,451
Other Intangibles	85,305	84,766
Property and Equipment, net	141,633	143,512
Goodwill	556,093	474,686

Total Assets	$1,359,501	$1,314,473

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$141,059	$119,633
Accrued expenses	142,293	143,612
Accrued income taxes	5,884	3,054
Short-term debt and current maturities of long-term obligations	1,091	18,699

Total Current Liabilities	290,327	284,998
Long-Term Debt	272,234	407,707
Other Long-Term Obligations	95,703	88,826
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 33,048 and 32,449 issued in 2009 and 2008, respectively)—no par	8,273	8,119
Class B Common Shares (Authorized 12,000 shares; 1,111 and 1,111, issued and outstanding in 2009 and 2008, respectively)—no par	278	278
Additional paid-in-capital	229,272	215,279
Retained earnings	346,272	306,698
Accumulated other comprehensive earnings	174,204	50,789
Treasury shares (1,834 and 1,424 shares in 2009 and 2008, respectively)	(57,062)	(48,221)

Total Shareholders’ Equity	701,237	532,942

Total Liabilities and Shareholders’ Equity	$1,359,501	$1,314,473

(1)	Adjusted to reflect the retrospective application of FSP APB 14-1 as codified in Debt with Conversion and Other Options, ASC 470-20. See Recent Accounting Pronouncements.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2009	2008 (1)	2007 (1)
	(In thousands)
Operating Activities
Net earnings (loss)	$41,179	$34,857	$(1,714)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	40,562	43,744	43,717
Provision for losses on trade and installment receivables	19,281	14,284	11,927
Provision for deferred income taxes	1,785	1,420	6,030
Provision for other deferred liabilities	2,573	2,930	3,570
Provision for stock-based compensation	4,495	3,299	2,554
Loss on disposals of property and equipment	1,237	145	1,686
Debt finance charges, interest and fees associated with debt refinancing or early extinguishment of debt	2,878	—	13,408
Asset write-downs to intangibles and investments	8,409	—	—
Amortization of convertible debt discount	4,142	3,694	2,904
Changes in operating assets and liabilities:
Trade receivables	6,452	(15,031)	1,469
Installment sales contracts, net	(3,356)	(3,788)	(8,348)
Inventories	20,515	(292)	14,542
Other current assets	11,628	4,754	31,377
Accounts payable	12,532	(20,440)	(18,298)
Accrued expenses	(18,012)	5,479	(15,661)
Other long-term liabilities	(637)	1,359	(10,063)

Net Cash Provided by Operating Activities	155,663	76,414	79,100
Investing Activities
Purchases of property and equipment	(17,999)	(19,957)	(20,068)
Proceeds from sale of property and equipment	1,163	211	501
Business acquisitions, net of cash acquired	—	(8,420)	(5,496)
Decrease in other long-term assets	601	4,882	1,446
Other	(447)	799	1,559

Net Cash Used for Investing Activities	(16,682)	(22,485)	(22,058)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	400,123	356,261	699,001
Payments on revolving lines of credit, securitization facility and long-term borrowings	(553,436)	(417,182)	(754,002)
Proceeds from exercise of stock options	1,628	834	44
Payment of financing costs	—	—	(22,992)
Payment of dividends	(1,605)	(1,599)	(1,596)

Net Cash Used by Financing Activities	(153,290)	(61,686)	(79,545)
Effect of exchange rate changes on cash	4,294	(6,927)	2,500

Decrease in cash and cash equivalents	(10,015)	(14,684)	(20,003)
Cash and cash equivalents at beginning of year	47,516	62,200	82,203

Cash and cash equivalents at end of year	$37,501	$47,516	$62,200

(1)	Adjusted to reflect the retrospective application of FSP APB 14-1 as codified in Debt with Conversion and Other Options, ASC 470-20. See Recent Accounting Pronouncements.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

INVACARE CORPORATION AND SUBSIDIARIES

	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Treasury Stock	Total
	(In thousands)
January 1, 2007 Balance	$8,013	$278	$144,719	$276,750	$99,188	$(42,579)	$486,369
Exercise of stock options	1		42				43
Non-qualified stock option expense			1,232				1,232
Restricted stock awards	20		1,302			(298)	1,024
Net loss				(1,714)			(1,714)
Foreign currency translation adjustments					66,373		66,373
Unrealized loss on cash flow hedges					(3,334)		(3,334)
Defined benefit plans amortization of prior service costs and unrecognized losses					2,701		2,701
Marketable securities holding gain					41		41

Total comprehensive income							64,067
Convertible debt discount (1)			59,012				59,012
Dividends				(1,596)			(1,596)

December 31, 2007 Balance (1)	$8,034	$278	$206,307	$273,440	$164,969	$(42,877)	$610,151

Exercise of stock options	61		5,697			(5,011)	747
Non-qualified stock option expense			1,961				1,961
Restricted stock awards	24		1,314			(333)	1,005
Net earnings				34,857			34,857
Foreign currency translation adjustments					(124,361)		(124,361)
Unrealized loss on cash flow hedges					(387)		(387)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits					2,513		2,513
Plan amendment giving rise to prior service credit					12,455		12,455
Amounts arising during the year, primarily due to the addition of new participants					(4,287)		(4,287)
Marketable securities holding loss					(113)		(113)

Total comprehensive loss							(79,323)
Dividends				(1,599)			(1,599)

December 31, 2008 Balance (1)	$8,119	$278	$215,279	$306,698	$50,789	$(48,221)	$532,942

Exercise of stock options	123		9,529			(8,297)	1,355
Non-qualified stock option expense			2,713				2,713
Restricted stock awards	31		1,751			(544)	1,238
Net earnings				41,179			41,179
Foreign currency translation adjustments					119,453		119,453
Unrealized gain on cash flow hedges					3,329		3,329
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits					537		537
Marketable securities holding gain					96		96

Total comprehensive income							164,594
Dividends				(1,605)			(1,605)

December 31, 2009 Balance	$8,273	$278	$229,272	$346,272	$174,204	$(57,062)	$701,237

(1)	Adjusted to reflect the retrospective application of FSP APB 14-1 as codified in Debt with Conversion and Other Options, ASC 470-20. See Recent Accounting Pronouncements.

See notes to consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies

Nature of Operations: Invacare Corporation is the world’s leading manufacturer and distributor in the estimated $8.0 billion worldwide market for medical equipment and supplies used in the home based upon the company’s distribution channels, breadth of product line and net sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care, retail and extended care markets.

Principles of Consolidation: The consolidated financial statements include the accounts of the company, its majority owned subsidiaries and, until the end of 2007, a variable interest entity for which the company was the primary beneficiary. Certain foreign subsidiaries, represented by the European segment, are consolidated using a November 30 fiscal year end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company’s financial statements. All significant intercompany transactions are eliminated.

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

Property and Equipment: Property and equipment are stated on the basis of cost. The company principally uses the straight-line method of depreciation for financial reporting purposes based on annual rates sufficient to amortize the cost of the assets over their estimated useful lives. Machinery and equipment as well as furniture and fixtures are generally depreciated using lives of 3 to 10 years, while buildings and improvements are depreciated using lives of 3 to 40 years. Accelerated methods of depreciation are used for federal income tax purposes. Expenditures for maintenance and repairs are charged to expense as incurred. Amortization of assets under capital leases is included in depreciation expense.

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

Goodwill and Other Intangibles: In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill and indefinite lived intangibles are subject to annual impairment testing. For purposes of the impairment test, the fair value of each reporting unit is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates. The fair values are then compared to the carrying value of the net assets of each

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Policies—Continued

reporting unit. In 2009 the company recorded impairment charges related to intangible assets for Europe of $896,000 and NA/HME of $800,000 as the actual cash flows associated with these intangibles were less than what was originally used to value the intangibles. No impairments were recognized in 2008 or 2007.

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

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and other indicators. Additional reserves, in excess of the specific individual case reserves, are provided for incurred but not reported claims based upon actuarial valuations at the time such valuations are conducted. Historical claims experience and other assumptions are taken into consideration by the company in estimating the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, that the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government indices used to trend losses and exposures are appropriate. Estimates made are adjusted on a regular basis and can be impacted by actual loss awards and settlements on claims. While actuarial analysis is used to help determine adequate reserves, the company is responsible for the determination and recording of adequate reserves in accordance with accepted loss reserving standards and practices.

Revenue Recognition: Invacare’s revenues are recognized when products are shipped to unaffiliated customers, risk of loss is passed and title is transferred. Revenue Recognition, ASC 605, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The company has concluded that its revenue recognition policy is appropriate and in accordance with GAAP and ASC 605. Shipping and handling costs are included in cost of goods sold.

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

Research and Development: Research and development costs are expensed as incurred and included in cost of products sold. The company’s annual expenditures for product development and engineering were approximately $25,725,000, $24,764,000 and $22,491,000 for 2009, 2008 and 2007, respectively.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. The company has a co-op advertising program in which the company reimburses customers up to 50% of their costs of qualifying advertising expenditures. Invacare product and brand logos must appear in all advertising. Invacare requires customers to submit proof of advertising with their claims for reimbursement. The company’s cost of the program is included in SG&A expense in the consolidated statement of operations at the time the liability is estimated. Reimbursement is made on an annual basis and within 3 months of submission and approval of the documentation. The company receives monthly reporting from those in the program of their qualified advertising dollars spent and accrues based upon information received. Advertising expenses amounted to $16,519,000, $16,224,000 and $17,529,000 for 2009, 2008 and 2007, respectively, the majority of which is incurred for advertising in the United States.

Stock-Based Compensation Plans: The company accounts for share based compensation under the provisions of the Compensation—Stock Compensation, ASC 718. The amounts of stock-based compensation expense recognized were as follows (in thousands):

	2009	2008	2007
Stock-based compensation expense recognized as part of selling, general and administrative expense	$4,495	$3,299	$2,554

The amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan. Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company’s Business Segment Note to the Consolidated Financial Statements.

Income Taxes: The company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. The liability method requires that deferred

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Policies—Continued

income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities. With the exception of two subsidiaries, undistributed earnings of the company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly with the exception of the two subsidiaries, no provision for income taxes has been provided for unremitted earnings of these foreign subsidiaries. The amount of the unrecognized deferred tax liability for temporary differences related to investments in these foreign subsidiaries that are permanently reinvested is not practically determinable. The company has established a deferred tax liability of $3,500,000 for the unremitted earnings of the two subsidiaries for which the company intends to remit earnings when available under local statutory laws.

Derivative Instruments: In March 2008, SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161) as codified in Derivatives and Hedging, ASC 815, was issued which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The company adopted SFAS 161 effective January 1, 2009.

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

Foreign Currency Translation: The functional currency of the company’s subsidiaries outside the United States is the applicable local currency. The assets and liabilities of the company’s foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Revenues and expenses are translated at monthly weighted average exchange rates. Gains and losses resulting from translation are included in accumulated other comprehensive earnings.

Net Earnings Per Share: Basic earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding during the year. Diluted earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding plus the effects of dilutive stock options and awards outstanding during the year. Diluted earnings per share can potentially be impacted by the convertible notes should the conditions be met to make the notes convertible or if average market price of company stock for the period exceeds the conversion price of $24.79.

Defined Benefit Plans: The company’s benefit plans are accounted for in accordance with Compensation-Retirement Benefits, ASC 715 which requires plan sponsors to recognize the funded status of their defined benefit postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the balance sheet date and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Policies—Continued

Recent Accounting Pronouncements: In September, 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 (FAS 157), Fair Value Measurements as codified in Fair Value Measurements and Disclosures, ASC 820, which created a framework for measuring fair value, clarified the definition of fair value and expanded the disclosures regarding fair value measurements. FAS 157 did not require any new fair value measurements. The company adopted the new standard as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis and the adoption had no material impact on the company’s financial position, results of operations or cash flows. For assets and liabilities measured at fair value on a nonrecurring basis, such as goodwill and intangibles, the company elected to adopt as of January 1, 2009 the provisions of FAS 157 as allowed pursuant to FASB Staff Position 157-2, Effective Date of FASB Statement No. 157. The adoption of FAS 157 on January 1, 2009 for assets and liabilities measured at fair value on a nonrecurring basis had no material impact on the company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141R) as codified in Business Combinations, ASC 805, which changed the accounting for business acquisitions. ASC 805 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes principles and requirements as to how an acquirer should recognize and measure in its financial statements the assets acquired, liabilities assumed, any non-controlling interest and goodwill acquired. ASC 805 also requires expanded disclosure regarding the nature and financial effects of a business combination. The company adopted SFAS 141R as of January 1, 2009 and the adoption had no material impact on the company’s financial position, results of operations or cash flows. ASC 805 could have a material impact on the company’s financial statements in future periods if the company completes significant acquisitions in the future.

On May 9, 2008, Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) as codified in Debt with Conversion and Other Options, ASC 470-20, was issued to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion. The FASB believed this clarification was needed because the accounting that was being applied for convertible debt prior to FSP APB 14-1 did not fully reflect the true economic impact on the issuer since the conversion option was not captured as a borrowing cost and its full dilutive effect was not included in earnings per share. ASC 470-20 required separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate. Accordingly, the company split the total debt amount of $135,000,000 into a convertible debt amount of $75,988,000 and a stockholders’ equity (debt discount) amount of $59,012,000 as of the retrospective adoption date of February 12, 2007 and is accreting the resulting debt discount as interest expense over a ten year life. The adoption of FSP APB 14-1, effective January 1, 2009, resulted in retrospective application and accordingly reported interest expense was increased and net earnings decreased by $3,694,000 ($0.12 per share) and $2,904,000 ($0.09 per share) for 2008 and 2007, respectively. Also as a result of the adoption of FSP APB 14-1, the Consolidated Balance Sheet as of December 31, 2008 reflects a decrease in long-term debt and an offsetting increase in paid in capital of $52,414,000 and a deferred tax liability of $18,345,000 offset by a valuation reserve of the same amount.

In May 2009, Subsequent Events, ASC 855, was issued that provides authoritative guidance regarding subsequent events as this guidance was previously only addressed in auditing literature. The company adopted ASC 855 effective June 30, 2009 and the adoption had no material impact on the company’s financial position, results of operations or cash flows.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Policies—Continued

On July 1, 2009, the FASB issued ASC 105, The Accounting Standards Codification (Codification) as the single source of authoritative U.S. accounting and reporting standards, with the exception of guidance issued by the SEC. Although the Codification is not intended to change U.S. GAAP, it does reorganize and supersede current U.S. GAAP and therefore all references to U.S. GAAP in the company’s filings were changed to Codification references, beginning with the company’s third quarter Form 10-Q.

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the company’s receivables are due from health care, medical equipment dealers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($21,995,000 in 2009 and $18,048,000 in 2008) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the third party financing arrangement, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts.

Installment receivables as of December 31, 2009 and 2008 consist of the following (in thousands):

	2009			2008
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$5,015	$8,268	$13,283	$5,549	$9,568	$15,117
Less:
Unearned interest	(97)	—	(97)	(129)	—	(129)
Allowance for doubtful accounts	(1,353)	(4,727)	(6,080)	(1,153)	(3,889)	(5,042)

	$3,565	$3,541	$7,106	$4,267	$5,679	$9,946

As a result of the company’s third party financing arrangement, management also monitors the collection status of the contracts with De Lage Landen, Inc. for which the company has a limited recourse obligation and provides amounts necessary for estimated losses in the allowance for doubtful accounts. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

Inventories

Inventories as of December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Finished goods	$99,701	$99,486
Raw materials	59,451	64,493
Work in process	13,070	14,758

	$172,222	$178,737

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Assets

Other current assets as of December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Value added taxes receivable	$14,347	$22,062
Recoverable income taxes	13,195	6,460
Prepaids and other current assets	24,230	23,482

	$51,772	$52,004

Property and Equipment

Property and equipment as of December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Machinery and equipment	$329,181	$308,532
Land, buildings and improvements	98,160	90,410
Furniture and fixtures	26,635	25,041
Leasehold improvements	14,744	15,720

	468,720	439,703
Less allowance for depreciation	(327,087)	(296,191)

	$141,633	$143,512

Acquisitions

In March 2008, Invacare Corporation acquired the assets of Naylor Medical Sales & Rentals, Inc. (Naylor) a Tennessee corporation specializing in renting product for $2,152,000, which was paid in cash. In October 2008, Invacare Corporation purchased a billing company operating as Homecare Collection Services (HCS) for $6,268,000. Both of these acquisitions were made to expand the company’s services business. The company’s results of operations include the results of Naylor and HCS since their respective dates of acquisition. Pursuant to the HCS purchase agreement, the company agreed to pay contingent consideration based upon earnings before interest, taxes and depreciation over the three years subsequent to the acquisition up to a maximum of $3,000,000. When the contingencies related to the acquisition are settled, any additional consideration paid will increase the respective purchase price and reported goodwill.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The carrying amount of goodwill by operating segment is as follows (in thousands):

	North America / HME	Invacare Supply Group	Institutional Products Group	Europe	Asia/ Pacific	Consolidated
Balance at January 1, 2008	$2,822	$23,541	$21,425	$458,135	$37,260	$543,183
Acquisitions	6,195	—	—	—	—	6,195
Foreign currency translation adjustments	—	—	(3,914)	(62,742)	(7,240)	(73,896)
Purchase accounting adjustments	145	(468)	—	1,239	(1,712)	(796)

Balance at December 31, 2008	$9,162	$23,073	$17,511	$396,632	$28,308	$474,686
Foreign currency translation adjustments	—	—	2,756	70,753	7,509	81,018
Purchase accounting adjustments	389	—	—	—	—	389

Balance at December 31, 2009	$9,551	$23,073	$20,267	$467,385	$35,817	$556,093

As a result of the Naylor and HCS acquisitions in 2008, additional goodwill of $6,195,000 was recorded, which is deductible for tax purposes. In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company completes its annual impairment tests in the fourth quarter of each year. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company’s annual impairment testing as higher discount rates decrease the fair value estimates used in the company’s testing. For purposes of Step I of the impairment test, the fair value of each reporting unit is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates. The fair values are then compared to the carrying value of the net assets of each reporting unit. Step II of the impairment test requires a more detailed assessment of the fair values associated with the net assets of a reporting unit that fails the Step I test, including a review for impairment in accordance with Property, Plant and Equipment, ASC 360.

The company utilizes a discounted cash flow method model to analyze reporting units for impairment in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days’ sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The assumptions used are based on a market participant’s point of view and yielded a discount rate of 10.74% in 2009 compared to 8.90% to 9.90% in 2008 and 9.25% to 10.25% in 2007. If the discount rate used were 100 basis points higher for the 2009 impairment analysis, the company would potentially have a potential impairment for the Asia/Pacific reporting unit. Accordingly, the performance of the Asia/Pacific region in particular will be closely monitored going forward to determine if the goodwill for the region needs to be re-evaluated for potential impairment.

While there was no indication of impairment in 2009 related to goodwill, impairment charges of $1,696,000 were recognized related to intangibles in Europe and NA/HME and a future potential impairment is possible for any of the company’s reporting units should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company’s annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangibles

All of the company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $34,953,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2008 to December 31, 2009 were the result of foreign currency translation and amortization except for intangible write-downs, noted below, which totaled $1,696,000. The company’s intangibles consist of the following (in thousands):

	December 31, 2009		December 31, 2008
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer Lists	$78,780	$36,359	$72,155	$28,526
Trademarks	34,953	—	30,934	—
License agreements	4,326	4,051	5,494	4,688
Developed Technology	7,409	2,434	6,698	1,942
Patents	7,020	5,246	6,761	4,790
Other	5,905	4,998	8,890	6,220

	$138,393	$53,088	$130,932	$46,166

Amortization expense related to other intangibles was $8,671,000, $9,634,000 and $8,985,000 for 2009, 2008 and 2007, respectively. Estimated amortization expense for each of the next five years is expected to be $8,720,000 for 2010, $8,452,000 in 2011, $8,027,000 in 2012, $6,835,000 in 2013 and $6,548,000 in 2014. Amortized intangibles are being amortized on a straight-line basis for periods from 3 to 20 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

In accordance with ASC 350, Intangibles—Goodwill and Other, the company reviews intangibles for impairment. For purposes of the impairment test, the fair value of each unamortized intangible is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates. The fair values are then compared to the carrying value of the intangible. For amortized intangibles, the forecasted undiscounted cash flows were compared to the carrying value, and if impairment results, the impairment is measured based on the estimated fair value of the intangibles. As a result of the company’s 2009 intangible impairment review, impairment charges of $896,000 and $800,000 were recorded related to trademarks for Europe and a customer list for NA/HME, respectively, as the actual cash flows associated with these intangibles were less than the cash flows originally used to value the intangibles.

Investment in Affiliated Company

ASC 810, Consolidation, requires consolidation of an entity if the company is subject to a majority of the risk of loss from the variable interest entity’s (VIE) activities or entitled to receive a majority of the entity’s residual returns, or both. A company that consolidates a VIE is known as the primary beneficiary of that entity.

Until the fourth quarter of 2007, the company consolidated NeuroControl, a company whose product is focused on the treatment of post-stroke shoulder pain in the United States. Certain of the company’s officers and directors (or their affiliates) had small minority equity ownership positions in NeuroControl. Based on the provisions of ASC 810 and the company’s analysis, the company had consolidated this investment on a prospective basis since January 1, 2005 and recorded an intangible asset for patented technology of $7,003,000. The other beneficial interest holders have no recourse against the company.

In the fourth quarter of 2006, the company’s board of directors made a decision to no longer fund the cash needs of NeuroControl. Based upon that decision, NeuroControl’s directors decided to commence a liquidation

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment in Affiliated Company—Continued

process and cease operations. Therefore, funding of this investment ceased on December 31, 2006. As a result of this decision, the company established a valuation reserve related to the NeuroControl intangible asset of $5,601,000 to fully reserve against the patented technology intangible as it was deemed to be impaired. In the fourth quarter of 2007, the company recognized a one-time gain of $3,981,000 due to the cancellation of debt owed by NeuroControl to two third parties. As of December 31, 2007, all operations of NeuroControl had ceased.

Current Liabilities

Accrued expenses as of December 31, 2009 and 2008 consisted of accruals for the following (in thousands):

	2009	2008
Salaries and wages	$45,252	$40,819
Warranty cost	21,506	16,798
Taxes other than income taxes, primarily Value Added Taxes	19,390	24,684
Freight	13,058	15,076
Interest	9,822	11,792
Professional	5,888	3,135
Product liability, current portion	4,232	4,024
Rebates	3,488	3,567
Insurance	2,270	2,466
Derivative liability	2,173	4,456
Severance	1,507	773
Other items, principally trade accruals	13,707	16,022

	$142,293	$143,612

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives.

Changes in accrued warranty costs were as follows (in thousands):

	2009	2008
Balance as of January 1	$16,798	$16,616
Warranties provided during the period	12,186	11,705
Settlements made during the period	(9,404)	(12,364)
Changes in liability for pre-existing warranties during the period, including expirations	1,926	841

Balance as of December 31	$21,506	$16,798

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt

Debt as of December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
$250,000,000 term loan facility at 2.25% above local interbank offered rates (LIBOR), expires February 12, 2013	$—	$160,000
$175,000,000 senior notes at 9.75%, due in February 2015	173,490	173,193
$135,000,000 convertible senior subordinated debentures at 4.125%, due in February 2027	86,728	82,586
Revolving credit agreements, due in February 2012	1,725	—
Other notes and lease obligations	11,382	10,627

	273,325	426,406
Less current maturities of long-term debt	(1,091)	(18,699)

	$272,234	$407,707

On February 12, 2007, the company completed a financing program which provided the company with total capacity of approximately $710 million, the net proceeds of which were used to refinance substantially all of the company’s then existing indebtedness and pay related fees and expenses. As part of the financing, the company entered into a $400,000,000 senior secured credit facility consisting of a $250,000,000 term loan facility and a $150,000,000 revolving credit facility. The company’s obligations under the senior secured credit facility are secured by substantially all of the company’s assets and are guaranteed by its material domestic subsidiaries, with certain obligations also guaranteed by its material foreign subsidiaries. Borrowings under the revolving credit facility currently bear interest at LIBOR plus a margin of 1.25%, including a facility fee of 0.25% per annum on the facility. During 2009, the company fully paid down its $250 million term loan facility which was not due to expire until February 2013. As a result, approximately $2.9 million pre-tax of deferred financing fees, which were previously capitalized, were expensed in the NA/HME operating segment.

In February 2007, the company also completed the sale of $175,000,000 principal amount of its 9.75% Senior Notes due 2015 (the “Senior Notes”) to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The notes are unsecured senior obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, and pay interest at 9.75% per annum on each February 15 and August 15. The net proceeds to the company from the offering of the notes, after deducting the initial purchasers’ discount and the offering expenses payable by the company, were approximately $167,000,000.

Also, as part of the refinancing, the company completed the sale of $135,000,000 principal amount of its Convertible Senior Subordinated Debentures due 2027 (the “Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The debentures are unsecured senior subordinated obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the company, or a combination of cash and common shares of the company, subject to certain conditions, and at the company’s discretion. The debentures allow the company to satisfy the conversion using any combination of cash or stock. The company intends to satisfy the accreted value of the debentures using cash. Assuming adequate cash on hand at the time of conversion, the company also intends to satisfy the conversion spread using cash, as opposed to stock.

The company includes the dilutive effect of shares necessary to settle the conversion spread in the Net Earnings (loss) per Share—Assuming Dilution calculation unless such amounts are antidilutive. The initial

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt—Continued

conversion rate is 40.3323 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $24.79 per share. Holders of the debentures can convert the debt to common stock if the company’s common stock price is at a level in excess of $32.23, a 30% premium to the initial conversion price for at least 20 trading days during a period of 30 consecutive trading days preceding the date on which the notice of conversion is given. At a conversion price of $32.23 (30% premium over $24.79), the full conversion of the convertible debt equates to 5,445,000 shares. The debentures are redeemable at the company’s option, subject to specified conditions, on or after February 6, 2012 through and including February 1, 2017. The company may redeem some or all of the debentures for cash on or after February 1, 2017. Holders have the right to require the company to repurchase all or some of their debentures upon the occurrence of certain circumstances on February 1, 2017 and 2022. The company evaluated the terms of the call, redemption and conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did not require separate accounting as derivatives. The net proceeds to the company from the offering of the debentures after deducting the estimated offering expenses payable by the company, were approximately $132,300,000. The notes, debentures and common shares issuable upon conversion of the debentures have been registered under the Securities Act.

The components of the company’s convertible debt as of December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Carrying amount of equity component	$59,012	$59,012

Principal amount of liability component	$135,000	$135,000
Unamortized discount	(48,272)	(52,414)

Net carrying amount	$86,728	$82,586

The unamortized discount of $48,272,000 is to be amortized through February 2017. The effective interest rate on the liability component was 11.5% for 2007 through 2009. Non-cash interest expense of $4,142,000, $3,694,000 and $2,904,000 was recognized in 2009, 2008 and 2007, respectively, in comparison to actual interest expense paid of $5,569,000, based on the stated coupon rate of 4.125%, for each of the same periods. The convertible debt was not convertible as of December 31, 2009 nor was the convertible debt conversion price threshold of $32.23, as noted above, met.

There were no borrowings denominated in foreign currencies as of December 31, 2009 and 2008. For 2009 and 2008, the weighted average floating interest rate on borrowings was 6.67% and 6.95%, respectively.

The company’s borrowing arrangements contain covenants with respect to, among other items, maximum amount of debt, minimum loan commitments, interest coverage, dividend payments, working capital, and debt to EBITDA, as defined in the company’s bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements. Under the most restrictive covenant of the company’s borrowing arrangements as of December 31, 2009, the company had the capacity to borrow up to an additional $148,275,000.

In July 2009, cash flow hedges entered into in July 2007 that exchanged the LIBOR variable rate on $125,000,000 of term loan debt for a fixed rate of 5.0525% expired. As of December 31, 2009, the company was not a party to any interest rate swap agreements.

The aggregate minimum maturities of long-term debt for each of the next five years are as follows: $1,091,000 in 2010, $1,067,000 in 2011, $2,767,000 in 2012, $1,054,000 in 2013, and $1,125,000 in 2014. Due

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt—Continued

to the pay down of debt in 2009, the company is not required to make an excess cash flow payment as defined in the company’s credit facility agreement. Interest paid on borrowings was $33,188,000, $40,547,000 and $42,053,000 in 2009, 2008 and 2007, respectively.

During 2009, the company entered into amendment agreements to its Credit Agreement that, among other things, generally allowed for the company to have greater flexibility regarding restructuring efforts, disposition of property, prepay intercompany debt, and redeem, purchase or otherwise retire the company’s subordinated indebtedness, including its Senior Notes and Convertible Notes, in an aggregate amount not to exceed $75,000,000.

Other Long-Term Obligations

Other long-term obligations as of December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Supplemental Executive Retirement Plan liability	$25,677	$24,293
Product liability	19,757	19,734
Deferred income taxes	30,276	25,664
Other, principally deferred compensation	19,993	19,135

Total long-term obligations	$95,703	$88,826

Leases and Commitments

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2009, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2024. Lease expenses were approximately $23,966,000 in 2009, $23,363,000 in 2008, and $22,229,000 in 2007.

The amount of buildings and equipment capitalized in connection with capital leases was $17,637,000 and $14,752,000 at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, accumulated amortization was $6,295,000 and $4,179,000, respectively, which is included in depreciation expense.

Future minimum operating and capital lease commitments as of December 31, 2009, are as follows (in thousands):

Year	Capital Leases	Operating Leases
2010	$1,819	$21,584
2011	1,760	14,133
2012	1,652	8,595
2013	1,585	5,328
2014	1,577	4,256
Thereafter	7,290	5,094

Total future minimum lease payments	15,683	$58,990

Amounts representing interest	(4,329)

Present value of minimum lease payments	$11,354

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Retirement and Benefit Plans

Substantially all full-time salaried and hourly domestic employees are included in the Invacare Retirement Savings Plan sponsored by the company. The company makes matching cash contributions up to 66.7% of employees’ contributions up to 3% of compensation, quarterly contributions based upon 4% of qualified wages and may make discretionary contributions to the domestic plans based on an annual resolution of the Board of Directors. Contribution expense for the Invacare Retirement Savings Plan in 2009, 2008 and 2007 was $6,681,000, $6,140,000, and $5,455,000, respectively.

The company sponsors a Deferred Compensation Plus Plan covering certain employees, which provides for elective deferrals and the company retirement deferrals so that the total retirement deferrals equal amounts that would have contributed to the company’s principal retirement plans if it were not for limitations imposed by income tax regulations.

The company also sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. The projected benefit obligation related to this unfunded plan was $26,068,000 and $24,717,000 at December 31, 2009 and 2008, respectively, and the accumulated benefit obligation was $25,941,000 and $24,323,000 at December 31, 2009 and 2008, respectively. The projected benefit obligations were calculated using an assumed future salary increase of 4% at both December 31, 2009 and 2008. The assumed discount rate for both 2009 and 2008 was 6% based upon the discount rate on high-quality fixed-income investments without adjustment. The retirement age was 65 for both 2009 and 2008. Expense for the plan in 2009, 2008 and 2007 was $2,128,000, $2,391,000, and $3,031,000, respectively of which $1,454,000, $1,294,000, and $1,520,000 was related to interest cost with the remaining portion related to service costs, prior service costs and other gains/losses. Benefit payments in 2009, 2008 and 2007 were $517,000, $424,000 and $424,000, respectively.

Effective December 31, 2008, the SERP was amended, in part to comply with IRS Section 409A. As a result of the amendment, the plan became a defined benefit cash balance plan for the non-retired participants and thus, future payments by the company will be made based upon a cash balance formula with interest credited at a rate determined annually by the Compensation Committee of the Board of Directors, currently 6%. The plan continues to be unfunded with individual hypothetical accounts maintained for each participant. Future company expense will be equal to the hypothetical contributions made for each participant plus the crediting of interest. As a result of the plan amendment, a prior service credit of $12,455,000 was initially recorded in Accumulated Other Comprehensive Earnings. The prior service credit is being amortized consistent with the amortization of the unrealized losses previously recognized in Accumulated Other Comprehensive Earnings under ASC 715. The company has determined that amortization of each of these components will offset annually and thus, the net expense reported by the company will be equal to the company’s contributions.

In 2005, the company began sponsoring a Death Benefit Only Plan for certain key executives that provides a benefit equal to three times the participant’s final earnings should the participant’s death occur while an employee and a benefit equal to one times the participant’s final earnings upon the participant’s death after normal retirement or post-employment. Expense for the plan in 2009, 2008 and 2007 was $190,000, $121,000, and $281,000, respectively of which $131,000, $72,000, and $254,000 was related to service cost and accrual adjustments with the remaining portion related to interest costs. There were no benefit payments in 2009, 2008 or 2007.

Accumulated other comprehensive income associated with the SERP and Death Benefit Only Plan (Defined Benefit Plans) was $1,021,000 and $1,558,000 as of December 31, 2009 and 2008, respectively for a net change of ($537,000) with $2,318,000 in net periodic benefit costs recognized during the year.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Retirement and Benefit Plans—Continued

In conjunction with these non-qualified plans, the company has invested in life insurance policies related to certain employees to help satisfy these future obligations. The current cash surrender value of these policies approximates the current benefit obligations.

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

The 2003 Performance Plan, as amended (the “2003 Plan”), allows the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to grant up to 6,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock), which includes the addition of 3,000,000 Common Shares authorized for issuance under the 2003 Plan, as approved by the company’s shareholders on May 21, 2009. The maximum aggregate number of Common Shares that may be granted during the term of the 2003 Plan pursuant to all awards, other than stock options, is 1,300,000 Common Shares. The Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards. During 2009, 2008 and 2007, the Committee granted 754,581, 701,594 and 503,096 non-qualified stock options, respectively, each having a term of ten years and generally granted at the fair market value of the company’s Common Shares on the date of grant under the 2003 Plan. There were no stock appreciation rights outstanding at December 31, 2009, 2008 or 2007.

Restricted stock awards for 125,840, 96,800, and 80,320 shares were granted in years 2009, 2008 and 2007 without cost to the recipients. The 2009 weighted average fair value of the 2009 restricted stock awards was $20.37. The restricted stock awards vest ratably over the four years after the award date. There were 65,121 restricted stock awards with a weighted average fair value of $26.35 that vested in 2009 and 17,325 restricted stock awards with a weighted average fair value of $24.23 that were forfeited in 2009.

At December 31, 2009 and 2008, there were 247,961 and 204,567 shares, respectively, for restricted stock awards that were unvested. Unearned restricted stock compensation of $4,866,000 in 2009, $4,505,000 in 2008 and $3,904,000 in 2007, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period. Compensation expense of $1,783,000, $1,338,000 and $1,322,000 was recognized in 2009, 2008 and 2007, respectively, related to restricted stock awards granted since 2004.

The 2003 Plan and the 1994 Performance Plan have provisions that allow employees to exchange mature shares to pay the exercise price and surrender shares for the options to cover the minimum tax withholding obligation. Under these provisions, the company acquired approximately 410,000 treasury shares for $8,841,000 in 2009, 224,000 shares for $5,334,000 in 2008 and 14,000 shares for $298,000 in 2007.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholders’ Equity Transactions—Continued

The following table summarizes information about stock option activity for the three years ended December 31, 2009, 2008 and 2007:

	2009	Weighted Average Exercise Price	2008	Weighted Average Exercise Price	2007	Weighted Average Exercise Price
Options outstanding at January 1	4,910,547	$29.37	4,732,965	$30.02	4,724,651	$30.68
Granted	754,581	20.38	701,594	24.82	503,096	23.26
Exercised	(490,325)	19.68	(243,982)	23.60	(1,875)	23.32
Canceled	(555,275)	26.27	(280,030)	33.89	(492,907)	29.45

Options outstanding at December 31	4,619,528	$29.28	4,910,547	$29.37	4,732,965	$30.02

Options exercise price range at December 31	$10.70 to		$10.70 to		$16.03 to
	$47.80		$47.80		$47.80
Options exercisable at December 31	3,099,092		3,654,689		3,895,458
Options available for grant at December 31*	3,132,623		746,320		1,354,431

*	Options available for grant as of December 31, 2009 reduced by net restricted stock award activity of 400,278.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 12/31/09	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/09	Weighted Average Exercise Price
$ 10.70 – $14.89	24,142	2.6 years	$10.87	23,142	$10.70
$ 16.26 – $23.71	1,817,975	7.1	$21.87	745,248	$22.97
$ 24.43 – $36.40	1,616,995	4.4	$29.08	1,170,286	$30.30
$ 37.70 – $47.80	1,160,416	4.7	$41.53	1,160,416	$41.53

Total	4,619,528	5.5	$29.28	3,099,092	$32.59

The plans provide that shares granted come from the company’s authorized but unissued Common Shares or treasury shares. In addition, the company’s stock-based compensation plans allow participants to exchange mature shares for the exercise price and surrender shares for minimum withholding taxes, which results in the company acquiring treasury shares. Pursuant to the plans, the Committee has established that the majority of the 2009 grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. Accordingly, the assumption regarding the stock options issued in 2009, 2008 and 2007 was that 25% of such options vested in the year following issuance. The stock options awarded during such years provided a four-year vesting period whereby options vest equally in each year. The 2009, 2008 and 2007 expense has been adjusted for estimated forfeitures of awards that will not vest because service or employment requirements have not been met.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholders’ Equity Transactions—Continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2009	2008	2007
Expected dividend yield	.21%	.21%	.20%
Expected stock price volatility	39.9%	31.5%	29.2%
Risk-free interest rate	1.81%	2.65%	4.31%
Expected life in years	3.7	3.7	3.9
Forfeiture percentage	12.7%	5.7%	8.0%

Expected stock price volatility is calculated at each date of grant based on historical stock prices for a period of time commensurate with the expected life of the option. The weighted-average fair value of options granted during 2009, 2008 and 2007 was $6.84, $6.91 and $7.01, respectively. The weighted-average remaining contractual life of options outstanding at December 31, 2009, 2008 and 2007 was 5.5, 5.0 and 5.0 years, respectively. The weighted-average contractual life of options exercisable at December 31, 2009 was 3.9 years. The total intrinsic value of stock awards exercised in 2009, 2008 and 2007 was $962,000, $263,000 and $3,000, respectively. As of December 31, 2009, the intrinsic value of all options outstanding and of all options exercisable was $5,914,000 and $1,799,000, respectively.

The exercise of stock awards in 2009, 2008 and 2007 resulted in cash received by the company totaling $1,628,000, $834,000 and $44,000 for each period, respectively with no tax benefits for any period. The total fair value of awards vested during 2009, 2008 and 2007 was $1,716,000, $1,771,000 and $975,000, respectively.

As of December 31, 2009, there was $14,619,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested options and shares, which includes $4,866,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years. Prior to the adoption of ASC 718, Compensation—Stock Compensation, the company presented all tax benefit deductions resulting from the exercise of stock options as a component of operating cash flows in the Consolidated Statement of Cash Flows. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options is classified as a component of financing cash flows.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Stock

Capital stock activity for 2009, 2008 and 2007 consisted of the following (in thousands of shares):

	Common Stock Shares	Class B Shares	Treasury Shares
January 1, 2007 Balance	32,051	1,112	(1,186)
Exercise of stock options	2	—	—
Stock awards	73	—	(14)

December 31, 2007 Balance	32,126	1,112	(1,200)
Conversion of Class B to Common	1	(1)	—
Exercise of stock options	242	—	(204)
Stock awards	80	—	(20)

December 31, 2008 Balance	32,449	1,111	(1,424)
Exercise of stock options	490	—	(386)
Stock awards	109	—	(24)

December 31, 2009 Balance	33,048	1,111	(1,834)

Stock awards for 17,325 and 8,000 shares were cancelled in 2009 and 2007, respectively. There were no stock award cancellations for 2008.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Earnings

The components of accumulated other comprehensive earnings are as follows (in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Plans	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Balance at January 1, 2007	$112,680	$660	$(14,940)	$788	$99,188
Foreign currency translation adjustments	66,373				66,373
Unrealized gain on available for sale securities		63			63
Deferred tax liability relating to unrealized gain on available for sale securities		(22)			(22)
Defined benefit plan amortization of prior service costs and unrecognized losses			2,701		2,701
Deferred tax expense resulting from Defined benefit plan amortization of prior service costs and unrecognized losses			(945)		(945)
Valuation reserve reduction resulting from amortization of prior service costs and unrecognized losses related to Defined benefit plans			945		945
Current period unrealized loss on cash flow hedges, net of reclassifications				(3,786)	(3,786)
Deferred tax benefits relating to unrealized loss on derivative financial instruments				452	452

Balance at December 31, 2007	$179,053	$701	$(12,239)	$(2,546)	$164,969
Foreign currency translation adjustments	(124,361)				(124,361)
Unrealized loss on available for sale securities		(113)			(113)
Deferred tax asset relating to unrealized loss on available for sale securities		40			40
Valuation reserve reduction relating to unrealized loss on available for sale securities		(40)			(40)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized losses			2,513		2,513
Plan amendment giving rise to prior service credit			12,455		12,455
Amounts arising during the year, primarily due to the addition of new participants			(4,287)		(4,287)
Deferred tax expense resulting from amortization of prior service costs and unrecognized losses, prior service credit and other amounts arising during the year			(3,738)		(3,738)
Valuation reserve reduction resulting from amortization of prior service costs and unrecognized losses, prior service credit and other amounts arising during the year			3,738		3,738
Current period unrealized loss on cash flow hedges, net of reclassifications				(470)	(470)
Deferred tax benefits relating to unrealized loss on derivative financial instruments				83	83

Balance at December 31, 2008	$54,692	$588	$(1,558)	$(2,933)	$50,789
Foreign currency translation adjustments	119,453				119,453
Unrealized gain on available for sale securities		96			96
Deferred tax liability relating to unrealized gain on available for sale securities		(34)			(34)
Valuation reserve reduction relating to unrealized gain on available for sale securities		34			34
Defined benefit plan amortization of prior service costs and unrecognized losses			537		537
Deferred tax expense resulting from Defined benefit plan amortization of prior service costs and unrecognized losses			(188)		(188)
Valuation reserve reduction resulting from amortization of prior service costs and unrecognized losses related to Defined benefit plans			188		188
Current period unrealized gain on cash flow hedges, net of reclassifications				3,360	3,360
Deferred tax loss relating to unrealized gain on derivative financial instruments				(31)	(31)

Balance at December 31, 2009	$174,145	$684	$(1,021)	$396	$174,204

A net loss of $3,157,000 in 2009, a net loss of $26,000 in 2008 and a net gain of $451,000 in 2007 were reclassified into earnings related to derivative instruments designated and qualifying as cash flow hedges.

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

To date, the company has made substantial progress on its restructuring activities, which are now substantially complete, including exiting facilities and eliminating positions through December 31, 2009, which resulted in restructuring charges of $4,804,000, $4,766,000, $11,408,000, $21,250,000 and $7,533,000 in 2009, 2008, 2007, 2006 and 2005, respectively, of which $298,000, $1,817,000, $1,817,000, $3,973,000 and $238,000, respectively is recorded in cost of products sold as it relates to inventory markdowns. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates, and the company expects to utilize the accruals recorded as of December 31, 2009 during 2010. A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
January 1, 2006 Balance
NA/HME	$2,130	$—	$—	$—	$2,130
ISG	112	—	165	—	277
Europe	799	—	—	—	799
Asia/Pacific	63	—	—	—	63

Total	$3,104	$—	$165	$—	$3,269

Accruals
NA/HME	5,549	2,719	1,346	—	9,614
ISG	457	552	—	—	1,009
IPG	38	—	—	—	38
Europe	5,208	455	—	2,995	8,658
Asia/Pacific	621	557	745	8	1,931

Total	$11,873	$4,283	$2,091	$3,003	$21,250

Payments
NA/HME	(6,320)	(682)	(789)	—	(7,791)
ISG	(403)	(552)	(165)	—	(1,120)
IPG	(38)	—	—	—	(38)
Europe	(2,273)	(455)	—	(2,995)	(5,723)
Asia/Pacific	(684)	(557)	(623)	(8)	(1,872)

Total	$(9,718)	$(2,246)	$(1,577)	$(3,003)	$(16,544)

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Charges Related to Restructuring Activities—Continued

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2006 Balance
NA/HME	1,359	2,037	557	—	3,953
ISG	166	—	—	—	166
Europe	3,734	—	—	—	3,734
Asia/Pacific	—	—	122	—	122

Total	$5,259	$2,037	$679	$—	$7,975

Accruals
NA/HME	3,705	178	(19)	—	3,864
ISG	67	—	—	—	67
IPG	19	—	98	55	172
Europe	862	386	—	3,247	4,495
Asia/Pacific	1,258	1,253	299	—	2,810

Total	$5,911	$1,817	$378	$3,302	$11,408

Payments
NA/HME	(4,362)	(2,183)	(172)	—	(6,717)
ISG	(228)	—	—	—	(228)
IPG	(19)	—	(98)	(55)	(172)
Europe	(4,591)	(386)	—	(3,202)	(8,179)
Asia/Pacific	(746)	(1,253)	(382)	—	(2,381)

Total	$(9,946)	$(3,822)	$(652)	$(3,257)	$(17,677)

December 31, 2007 Balance
NA/HME	702	32	366	—	1,100
ISG	5	—	—	—	5
Europe	5	—	—	45	50
Asia/Pacific	512	—	39	—	551

Total	$1,224	$32	$405	$45	$1,706

Accruals
NA/HME	217	—	(15)	—	202
ISG	—	1,598	—	—	1,598
IPG	—	—	115	—	115
Europe	1,371	208	—	649	2,228
Asia/Pacific	522	11	90	—	623

Total	$2,110	$1,817	$190	$649	$4,766

Payments
NA/HME	(693)	(31)	(195)	—	(919)
ISG	(5)	(1,598)	—	—	(1,603)
IPG	—	—	(115)	—	(115)
Europe	(829)	(208)	—	(574)	(1,611)
Asia/Pacific	(1,034)	(11)	(129)	—	(1,174)

Total	$(2,561)	$(1,848)	$(439)	$(574)	$(5,422)

December 31, 2008 Balance
NA/HME	226	1	156	—	383
Europe	547	—	—	120	667

Total	$773	$1	$156	$120	$1,050

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Charges Related to Restructuring Activities—Continued

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Accruals
NA/HME	301	—	(41)	—	260
ISG	60	—	—	—	60
IPG	49	—	—	—	49
Europe	1,426	—	—	1,826	3,252
Asia/Pacific	1,153	—	30	—	1,183

Total	$2,989	$—	$(11)	$1,826	$4,804

Payments
NA/HME	(481)	—	(92)	—	(573)
ISG	(60)	—	—	—	(60)
IPG	(44)	—	—	—	(44)
Europe	(1,157)	—	—	(1,603)	(2,760)
Asia/Pacific	(1,111)	—	(30)	—	(1,141)

Total	$(2,853)	$—	$(122)	$(1,603)	$(4,578)

December 31, 2009 Balance
NA/HME	46	1	23	—	70
IPG	5	—	—	—	5
Europe	816	—	—	343	1,159
Asia/Pacific	42	—	—	—	42

Total	$909	$1	$23	$343	$1,276

Income Taxes

Earnings (loss) before income taxes consist of the following (in thousands):

	2009	2008	2007
Domestic	$(797)	$(10,138)	$(43,273)
Foreign	48,076	57,945	54,859

	$47,279	$47,807	$11,586

The company has provided for income taxes (benefits) as follows (in thousands):

	2009	2008	2007
Current:
Federal	$(8,310)	$560	$(2,340)
State	1,775	(600)	1,430
Foreign	10,850	11,570	8,180

	4,315	11,530	7,270
Deferred:
Federal	—	190	3,230
Foreign	1,785	1,230	2,800

	1,785	1,420	6,030

Income Taxes	$6,100	$12,950	$13,300

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—Continued

Included in the 2009 Federal current tax benefit is a benefit of $7,750,000 resulting from the carryback of the 2008 Federal domestic net operating loss as a result of the Worker, Homeownership and Business Assistance Act of 2009, which became effective in November of 2009. The deferred tax asset previously recorded by the company, related to the loss carryforward, was fully offset by a tax valuation allowance.

Included in 2007 foreign deferred tax expense is a $7,820,000 benefit related to a tax rate change in Germany corresponding to the reduction of the company’s net German deferred tax liability.

A reconciliation to the effective income tax rate from the federal statutory rate is as follows:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.4	(0.8)	8.0
Tax credits	(146.4)	(3.0)	(47.4)
Foreign taxes at less than the federal statutory rate excluding valuation allowances	(12.2)	(15.9)	(115.5)
Federal and foreign valuation allowance	13.3	9.3	247.6
Variable interest entity without tax	—	—	(15.3)
Withholding taxes	2.4	1.6	11.3
Compensation	0.6	0.7	13.0
Dividends	129.3	4.0	—
Life insurance	(1.0)	2.3	(5.5)
Foreign branch activity	(5.2)	(7.3)	(25.4)
Uncertain tax positions	(2.5)	(0.4)	4.7
Other, net	(2.8)	1.6	4.3

	12.9%	27.1%	114.8%

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—Continued

At December 31, 2009, total deferred tax assets were $96,495,000, total deferred tax liabilities were $61,331,000 and the tax valuation allowance total was $65,050,000 for a net deferred income tax liability of $29,886,000 compared to total deferred tax assets of $107,230,000, total deferred tax liabilities of $55,336,000 and a tax valuation allowance total of $75,507,000 for a net deferred income tax liability of $23,613,000 at December 31, 2008. Significant components of deferred income tax assets and liabilities at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Current deferred income tax assets (liabilities), net:
Loss carryforwards	$907	$1,307
Bad debt	8,657	6,721
Warranty	5,167	4,121
State and local taxes	2,628	3,339
Other accrued expenses and reserves	1,932	1,690
Inventory	3,984	2,320
Compensation and benefits	2,089	2,821
Product liability	292	292
Valuation allowance	(23,229)	(21,984)
Other, net	(2,037)	1,424

	$390	$2,051

Long-term deferred income tax assets (liabilities), net:
Goodwill & intangibles	(27,176)	(21,995)
Convertible debt	(16,895)	(18,348)
Fixed assets	(15,223)	(14,993)
Compensation and benefits	12,300	14,875
Loss and credit carryforwards	44,116	49,758
Product liability	4,203	4,429
State and local taxes	6,559	13,160
Valuation allowance	(41,821)	(53,523)
Other, net	3,661	973

	$(30,276)	$(25,664)

Net Deferred Income Taxes	$(29,886)	$(23,613)

The company recorded a valuation allowance for its domestic net deferred tax assets due to the domestic loss recognized in 2006, 2007, 2008 and 2009 and based upon near term domestic projections. During 2007, 2008 and 2009, the company also recorded valuation allowances for certain foreign country net deferred tax assets where recent performance results in a three year cumulative loss and near term projections indicate it is more likely than not that the deferred tax assets will not be realized. The company made income tax payments of $12,340,000, $10,564,000, and $1,060,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, the company had foreign tax loss carryforwards of approximately $40,600,000 of which $29,600,000 are non-expiring, $500,000 expire in 2014, $5,750,000 expire in 2015, and $4,750,000 expire in 2026, of which $29,600,000 are offset by valuation allowances. At December 31, 2009 the company also had a $13,025,000 domestic capital loss carryforward of which $9,225,000 expires in 2011 and $3,800,000 expires in

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—Continued

2012 and $366,700,000 of domestic state and local tax loss carryforwards, of which $207,200,000 expire between 2010 and 2013, $79,100,000 expire between 2014 and 2023 and $80,400,000 expire after 2023. The company has domestic federal tax credit carryforwards of $30,490,000 of which $10,870,000 expire between 2014 and 2018 and $19,070,000 expire between 2019 and 2029 and $550,000 is indefinite.

The company adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2009 and 2008, the company had a liability for uncertain tax positions, excluding interest and penalties of $5,770,000 and $6,400,000, respectively. The company does not believe there will be a material change in its unrecognized tax positions over the next twelve months.

The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $5,770,000 and $6,400,000 at December 31, 2009 and 2008, respectively.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2009	2008
Balance at beginning of year	$6,400	$8,085
Additions to:
Positions taken during the current year	1,130	360
Positions taken during a prior year	2,340	40
Deductions due to:
Exchange rate impact	280	(260)
Positions taken during the current year	—	(10)
Positions taken during a prior year	(95)	(85)
Settlements with taxing authorities	(2,365)	(1,370)
Lapse of statute of limitations	(980)	(360)

Balance at end of year	$6,710	$6,400

The company recognizes interest and penalties associated with uncertain tax positions in income tax expense. During 2009, 2008 and 2007 the (benefit) provision for interest and penalties was $(490,000), $(155,000) and $840,000, respectively. The Company had approximately $2,035,000 and $2,625,000 of accrued interest and penalties as of December 31, 2009 and 2008, respectively.

The company and its subsidiaries file income tax returns in the U.S. and certain foreign jurisdictions. The company is subject to U.S. federal income tax examinations for calendar year 2008 and 2009, and is subject to various U.S. state income tax examinations for 2004 to 2009. With regards to foreign income tax jurisdictions, the company is generally subject to examinations for the periods 2004 to 2009.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Earnings Per Common Share

The following table sets forth the computation of basic and diluted net earnings per common share.

	2009	2008	2007
	(In thousands except per share data)
Basic
Average common shares outstanding	31,969	31,902	31,840
Net earnings (loss)	$41,179	$34,857	$(1,714)
Net earnings (loss) per common share	$1.29	$1.09	$(.05)
Diluted
Average common shares outstanding	31,969	31,902	31,840
Stock options	27	51	87

Average common shares assuming dilution	31,996	31,953	31,927
Net earnings (loss)	$41,179	$34,857	$(1,714)
Net earnings (loss) per common share	$1.29	$1.09	$(.05)

The 2008 and 2007 amounts have been restated for the adoption of FSP APB 14-1, effective January 1, 2009, which required retrospective application and accordingly reported interest expense was increased and net earnings decreased by $3,694,000 ($0.12 per share) and $2,904,000 ($0.09 per share) for 2008 and 2007, respectively.

At December 31, 2009, 2008, and 2007, 4,230,630, 4,337,838 and 4,232,589 shares associated with stock options, respectively were excluded from the average common shares assuming dilution, as they were anti-dilutive. In 2009, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $19.42 for 2009. In 2008, the majority of the anti-dilutive shares were granted at an exercise price of $25.79, which was higher than the average fair market value price of $20.99 for 2008. In 2007, the majority of the anti-dilutive shares were granted at an exercise price of $23.71, which was higher than the average fair market value price of $21.35 for 2007.

Shares necessary to settle a conversion spread on the convertible notes were not included in the common shares assuming dilution as the average market price of the company stock for the period did not exceed the conversion price.

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $28,552,000 at December 31, 2009 to DLL for events of default under the contracts, which total $78,849,000 at December 31, 2009. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability of $721,000 for this guarantee obligation within accrued expenses. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

Substantially all of the company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk—Continued

significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid. In addition, the company has also seen a significant shift in reimbursement to customers from managed care entities. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. In addition, reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain as well as the timing of reimbursement and, thus, affect the product mix, pricing and payment patterns of the company’s customers.

The company’s top 10 customers accounted for approximately 13.3% of 2009 net sales. The loss of business of one or more of these customers may have a significant impact on the company, although no single customer accounted for more than 3.3% of the company’s 2009 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

Derivatives

In March 2008, SFAS 161 (codified in Derivatives and Hedging, ASC 815) was issued which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The company adopted ASC 815 effective January 1, 2009.

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

During 2009, the company was a party to interest rate swap agreements that qualified as cash flow hedges and effectively converted floating-rate debt to fixed-rate debt, so the company could avoid the risk of changes in market interest rates. The gains and or losses on interest rate swaps are reflected in interest expense on the consolidated statement of operations. As of December 31, 2009, none of the company’s debt had its interest payments designated as the hedged forecasted transactions to interest rate swap agreements.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives—Continued

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

The company has historically not recognized any ineffectiveness related to forward contract cash flow hedges because the company generally limits it hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $180,664,000 matured during the twelve months ended December 31, 2009.

As of December 31, 2009, foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$3,294	$(41)
USD / CAD	49,345	202
USD / EUR	22,119	(526)
USD / GBP	3,640	(72)
USD / NZD	8,286	130
USD / SEK	8,965	(100)
USD / MXN	2,520	217
EUR / CHF	2,755	(9)
EUR / GBP	22,258	27
EUR / SEK	3,800	15
EUR / NZD	8,029	359
GBP / CHF	501	14
GBP / SEK	2,169	37
GBP / DKK	765	17
DKK / SEK	7,439	52
DKK / NOK	2,236	19
NOK / EUR	342	6
NOK / CHF	592	(9)
NOK / SEK	1,190	(21)

	$150,245	$317

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives—Continued

derivative instruments designated and qualifying as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item associated with the hedged risk are recognized in the same line item associated with the hedged item in earnings.

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The company utilizes foreign currency forward or option contracts that do not qualify for hedge accounting treatment in an attempt to manage the risk associated with the conversion of earnings in foreign currencies into U.S. Dollars. While these derivative instruments do not qualify for hedge accounting treatment in accordance with ASC 815, these derivatives do provide the company with a means to manage the risk associated with currency translation. These instruments are recorded at fair value in the consolidated balance sheet and any gains or losses are recorded as part of earnings in the current period. No such contracts were outstanding at December 31, 2009 and a loss of $68,000 was recorded by the company for the year ended December 31, 2009 related to derivatives not qualifying for hedge accounting treatment.

The company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815 although they could qualify for hedge accounting treatment. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. Accordingly, no material net gain or loss was realized by the company for the year ended December 31, 2009 related to these forward contracts and the associated short-term intercompany trading receivables and payables.

As of December 31, 2009, foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in 2009 and outstanding were as follows (in thousands USD):

	Notional Amount	Gain (Loss)
CAD / USD	$2,194	$(3)
CHF / USD	1,102	(39)
DKK / USD	7,580	(77)
GBP / USD	3,304	(73)
NZD / USD	1,756	59
SEK / USD	9,899	(126)
EUR / NZD	7,457	(324)

	$33,292	$(583)

As of December 31, 2009, the fair values of the company’s derivative instruments were as follows (in thousands):

	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	$1,815	$1,498
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward contracts	92	675

Total derivatives	$1,907	$2,173

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives—Continued

The fair values of the company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets. Swap assets are recorded in either Other Current Assets or Other Assets, while swap liabilities are recorded in Accrued Expenses or Other Long-Term Obligations in the Consolidated Balance Sheets. For the year ended December 31, 2009, no swaps were outstanding.

The effect of derivative instruments on the Statement of Operations and Other Comprehensive Income (OCI) for the year ended December 31, 2009 was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year ended December 31
Foreign currency forward contracts	$962	$(339)	$—
Interest rate swap contracts	5,556	(2,819)	—

	$6,518	$(3,158)	$—

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain Recognized in Income on Derivatives
Year ended December 31
Foreign currency forward contracts			$2,899

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. In 2009, net sales were increased by $3,093,000 and cost of product sold was increased by $3,432,000 for a net realized loss of $338,000 compared to a net loss of $26,000 in 2008 and a net gain of $451,000 in 2007.

The company recognized net losses of $2,819,000, $2,684,000 and $394,000 in 2009, 2008 and 2007, respectively related to interest rate swap agreements which are reflected in interest expense on the consolidated statement of operations. A $2,899,000 gain was recognized in selling, general and administrative (SG&A) expenses in 2009 on foreign currency forward contracts not designated as hedging instruments which was offset by gains/losses of comparable amounts also recorded in SG&A expenses on the intercompany trade payables for which the derivatives were entered into to offset.

Fair Values of Financial Instruments

The company adopted FAS 157 as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis and the adoption had no material impact on the company’s financial position, results of operations or cash flows. For assets and liabilities measured at fair value on a nonrecurring basis, such as goodwill and intangibles, the company deferred its adoption until January 1, 2009, as allowed under the provisions of FAS 157. The adoption of FAS 157 for assets and liabilities measured at fair value on a nonrecurring basis had no material impact on the company’s financial position, results of operations or cash flows.

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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

	December 31, 2009	Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
		Level I	Level II	Level III
Marketable Securities	$3	$3	$—	$—
Forward Exchange Contracts—net	(266)	—	(266)	—

Total	$(263)	$3	$(266)	$—

Marketable Securities: The company’s marketable securities are recorded based on quoted prices in active markets multiplied by the number of shares owned without any adjustments for transactional costs or other costs that may be incurred to sell the securities.

Interest Rate Swaps: The company is at times a party to interest rate swap agreements, which are entered into in the normal course of business, to reduce exposure to fluctuations in interest rates. The agreements are entered into with major financial institutions, which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The agreements are generally contracts to exchange floating rate payments for fixed rate payments without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the interest rate swap agreements are accrued consistent with the terms of the agreements and market interest rates. Fair value for the company’s interest rate swaps are based on pricing models in which all significant inputs, such as interest rates and yield curves, are observable in active markets. The company believes that the fair values reported would not be materially different from the amounts that would be realized upon settlement. As of December 31, 2009, the company had no swap agreements outstanding.

The gains and losses that result from any cash flow hedge interest rate swaps are recognized as part of interest expense. Swap assets are recorded in either Other Current Assets or Other Assets, while swap liabilities are recorded in Accrued Expenses or Other Long-Term Obligations in the Consolidated Balance Sheets.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Financial Instruments—Continued

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The company recognized a net loss of $338,000 in 2009, a net loss of $26,000 in 2008 and a net gain of $451,000 in 2007. Gains or losses recognized as the result of the settlement of forward contracts are recognized in cost of products sold for hedges of inventory transactions, sales for hedges of forecasted sales or selling, general and administrative expenses for other hedged transactions. The company’s forward contracts are included in Other Current Assets or Accrued Expenses in the Consolidated Balance Sheets.

The carrying amounts and fair values of the company’s financial instruments at December 31, 2009 and 2008 are as follows (in thousands):

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$37,501	$37,501	$47,516	$47,516
Marketable securities	3	3	72	72
Other investments	1,521	1,521	8,657	8,657
Installment receivables, net of reserves	7,106	7,106	9,946	9,946
Long-term debt (including current maturities of long-term debt)	(273,325)	(349,070)	(426,406)	(321,729)
Interest rate swaps	—	—	(2,737)	(2,737)
Forward contracts in Other Current Assets	1,907	1,907	1,413	1,413
Forward contracts in Accrued Expenses	(2,173)	(2,173)	(1,719)	(1,719)

The long-term debt carrying value and fair value as of December 31, 2008 have been restated to reflect the company’s adoption of FSP APB 14-1.

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

Other investments: The company has made other investments in limited partnerships and non-marketable equity securities, which are accounted for using the cost method, adjusted for any estimated declines in value. These investments were acquired in private placements and there are no quoted market prices or stated rates of return and the company does not have the ability to easily sell these investments. The company completed an evaluation of the residual value related to these investments in the fourth quarter of 2009 which considered the

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Financial Instruments—Continued

weakening in the commercial real estate market as well as the redemption of one of the investments for a nominal amount and as a result, the company recognized impairment charges totaling $6,713,000 pre-tax which is included in the All Other segment.

The following table provides a summary of the company’s assets that are measured on a non-recurring basis (in thousands).

	December 31, 2009	Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
		Level I	Level II	Level III
Intangibles—net	$85,305	$—	$—	$85,305
Goodwill	556,093	—	—	556,093

Total	$641,398	$—	$—	$641,398

Other Intangibles and Goodwill: Under Intangibles—Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company completes its annual impairment tests in the fourth quarter of each year. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company’s annual impairment testing as higher discount rates decrease the fair value estimates.

The company utilizes a discounted cash flow method model to analyze reporting units for impairment in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days’ sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta, a small cap stock adjustment and company specific risk premiums. The assumptions used are based on a market participant’s point of view and yielded a discount rate of 10.74% in 2009 compared to 8.90% to 9.90% in 2008 and 9.25% to 10.25% in 2007.

While there was no indication of impairment in 2009 related to goodwill, a future potential impairment is possible for any of the company’s reporting units should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company’s annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. For example, if the discount rate used were 100 basis points higher for the 2009 impairment analysis, the company could potentially have an impairment for the Asia/Pacific reporting unit. Accordingly, the performance of the Asia/Pacific region in particular will be closely monitored going forward to determine if the goodwill for the region needs to be re-evaluated for potential impairment.

For purposes of testing intangibles for impairment, the fair value of each unamortized intangible is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates and using

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Financial Instruments—Continued

market participant assumptions regarding taxes, impact of contributory assets in the valuation models, etc. The fair values are then compared to the carrying value of the intangible. For amortized intangibles, the forecasted undiscounted cash flows were compared to the carrying value, and if impairment results, the impairment is measured based on the estimated fair value of the intangibles. As a result of the company’s 2009 intangible impairment review, there were impairment charges related to intangible assets for Europe of $896,000 and NA/HME of $800,000.

Business Segments

The company operates in five primary business segments: North America/Home Medical Equipment (NA/HME), Invacare Supply Group (ISG), Institutional Products Group (IPG), Europe and Asia/Pacific.

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

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company’s consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers is not considered in evaluating segment performance except for Asia/Pacific due to its significant intercompany sales volume.

In 2009, management changed how it views segment earnings before taxes and accordingly reclassifications have been made to the company’s segment disclosure of earnings (loss) before income tax amounts for 2007 and 2008 to be consistent with 2009 presentation. As a result, 2008 earnings before taxes decreased for NA/HME by $6,918,000 and the loss before income taxes for All Other increased by $9,066,000 while earnings before income tax increased for Europe and Asia/Pacific by $6,918,000 and $9,066,000, respectively. For 2007, earnings before taxes decreased for NA/HME by $7,151,000 and the loss before income taxes for All Other increased by and $8,282,000 while earnings before income tax increased for Europe and Asia/Pacific by $7,151,000 and $8,282,000, respectively.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Segments—Continued

On May 9, 2008, FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) as codified in Debt with Conversion and Other Options, ASC 470-20, was issued to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion. The adoption of FSP APB 14-1, effective January 1, 2009, resulted in retrospective application and accordingly reported interest expense was increased and net earnings decreased by $3,694,000 ($0.12 per share) and $2,904,000 ($0.09 per share) for 2008 and 2007, respectively. Also as a result of the adoption of FSP APB 14-1, the Consolidated Balance Sheet as of December 31, 2008 reflects a decrease in long-term debt and an offsetting increase in paid in capital of $52,414,000 and a deferred tax liability of $18,345,000 offset by a valuation reserve of the same amount. The information by segment is as follows (in thousands):

	2009	2008	2007
Revenues from external customers
North America/HME	$748,401	$741,502	$669,364
Invacare Supply Group	280,295	265,818	256,993
Institutional Products Group	89,423	99,662	87,967
Europe	503,084	553,845	498,109
Asia/Pacific	71,933	94,867	89,804

Consolidated	$1,693,136	$1,755,694	$1,602,237

Intersegment revenues
North America/HME	$72,273	$56,826	$47,698
Invacare Supply Group	232	527	265
Institutional Products Group	2,639	2,668	1,151
Europe	9,719	12,482	10,394
Asia/Pacific	31,143	31,132	29,793

Consolidated	$116,006	$103,635	$89,301

Depreciation and amortization
North America/HME	$17,905	$19,478	$20,109
Invacare Supply Group	403	377	375
Institutional Products Group	1,306	1,670	1,818
Europe	15,285	17,198	15,904
Asia/Pacific	5,555	4,987	5,494
All Other(1)	108	34	17

Consolidated	$40,562	$43,744	$43,717

Net interest expense (income)
North America/HME	$26,687	$25,934	$27,524
Invacare Supply Group	3,153	3,531	3,443
Institutional Products Group	2,525	3,865	4,377
Europe	(1,876)	6,027	8,808
Asia/Pacific	987	525	721

Consolidated	$31,476	$39,882	$44,873

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Segments—Continued

	2009	2008	2007
Earnings (loss) before income taxes
North America/HME	$36,237	$17,655	$1,766
Invacare Supply Group	5,374	2,192	3,198
Institutional Products Group	9,213	6,725	(227)
Europe	34,685	44,675	43,321
Asia/Pacific	1,639	8,705	1,532
All Other(1)	(39,869)	(32,145)	(38,004)

Consolidated	$47,279	$47,807	$11,586

Assets
North America/HME	$310,404	$359,364	$385,532
Invacare Supply Group	86,469	88,540	88,106
Institutional Products Group	45,518	33,491	44,806
Europe	761,992	683,870	804,677
Asia/Pacific	90,318	90,062	104,297
All Other(1)	64,800	59,146	72,624

Consolidated	$1,359,501	$1,314,473	$1,500,042

Long-lived assets
North America/HME	$72,527	$99,709	$119,866
Invacare Supply Group	24,085	24,312	24,853
Institutional Products Group	31,191	28,103	34,880
Europe	596,142	517,319	610,074
Asia/Pacific	50,323	43,163	56,024
All Other(1)	56,769	50,809	63,260

Consolidated	$831,037	$763,415	$908,957

Expenditures for assets
North America/HME	$8,110	$6,590	$7,138
Invacare Supply Group	196	506	148
Institutional Products Group	245	962	813
Europe	5,268	6,311	7,669
Asia/Pacific	3,433	5,567	4,272
All Other(1)	747	21	28

Consolidated	$17,999	$19,957	$20,068

(1)	Consists of un-allocated corporate selling, general and administrative costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments. In addition, the “All other” earnings (loss) before income taxes includes debt finance charges, interest and fees associated with debt refinancing, the gain (loss) associated with a consolidated variable interest entity and impairment charges recognized related to limited partnership investments.

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Segments—Continued

Net sales by product, are as follows (in thousands):

	2009	2008	2007
North America/HME
Standard	$296,068	$280,662	$244,682
Rehab	283,214	284,793	273,960
Respiratory	133,821	145,627	128,870
Other	35,298	30,420	21,852

	$748,401	$741,502	$669,364

Invacare Supply Group
Distributed	$280,295	$265,818	$256,993

Institutional Products Group
Continuing Care	$89,423	$99,662	$87,967

Europe
Standard	$268,138	$306,264	$291,574
Rehab	219,667	232,384	195,182
Respiratory	15,279	15,197	11,353

	$503,084	$553,845	$498,109

Asia/Pacific
Rehab	$36,349	$45,536	$41,310
Standard	18,887	22,768	20,655
Respiratory	6,243	8,763	8,980
Other	10,454	17,800	18,859

	$71,933	$94,867	$89,804

Total Consolidated	$1,693,136	$1,755,694	$1,602,237

No single customer accounted for more than 3.3% of the company’s sales.

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

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Guarantor Information—Continued

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2009
Net sales	$388,141	$707,618	$681,374	$(83,997)	$1,693,136
Cost of products sold	275,089	555,503	453,464	(84,114)	1,199,942

Gross Profit	113,052	152,115	227,910	117	493,194
Selling, general and administrative expenses	16,813	118,940	156,791	106,102	398,646
Charges related to restructuring activities	301	60	4,145	—	4,506
Debt finance charges, interest and fees associated with debt refinancing or early extinguishment of debt	2,878	—	—	—	2,878
Asset write-downs to intangibles and investments	8,409	—	—	—	8,409
Income (loss) from equity investee	(22,580)	25,508	(13,445)	10,517	—
Interest expense (income)—net	27,021	(2,897)	7,352	—	31,476

Earnings (loss) before Income Taxes	35,050	61,520	46,177	(95,468)	47,279
Income taxes (benefit)	(6,129)	99	12,130	—	6,100

Net Earnings (loss)	$41,179	$61,421	$34,047	$(95,468)	$41,179

Year ended December 31, 2008
Net sales	$368,574	$683,773	$776,405	$(73,058)	$1,755,694
Cost of products sold	274,948	547,193	517,861	(73,200)	1,266,802

Gross Profit	93,626	136,580	258,544	142	488,892
Selling, general and administrative expenses	112,554	117,195	157,639	10,866	398,254
Charge related to restructuring activities	217	—	2,732	—	2,949
Income (loss) from equity investee	83,013	48,405	5,518	(136,936)	—
Interest expense (income)—net	31,173	(1,065)	9,774	—	39,882

Earnings (loss) before Income Taxes	32,695	68,855	93,917	(147,660)	47,807
Income taxes (benefit)	(2,162)	194	14,918	—	12,950

Net Earnings (loss)	$34,857	$68,661	$78,999	$(147,660)	$34,857

Year ended December 31, 2007
Net sales	$332,668	$629,217	$701,990	$(61,638)	$1,602,237
Cost of products sold	255,852	503,130	458,616	(61,665)	1,155,933

Gross Profit	76,816	126,087	243,374	27	446,304
Selling, general and administrative expenses	105,678	113,828	147,340	—	366,846
Charge related to restructuring activities	3,365	7	6,219	—	9,591
Debt finance charges, interest and fees associated with debt financing	13,329	—	79	—	13,408
Income (loss) from equity investee	83,802	43,067	5,055	(131,924)	—
Interest expense—net	31,015	707	13,151	—	44,873

Earnings (loss) before Income Taxes	7,231	54,612	81,640	(131,897)	11,586
Income taxes	8,945	471	3,884	—	13,300

Net Earnings (loss)	$(1,714)	$54,141	$77,756	$(131,897)	$(1,714)

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Guarantor Information—Continued

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$6,569	$2,526	$28,406	$—	$37,501
Trade receivables, net	101,416	64,451	101,312	(4,165)	263,014
Installment receivables, net	—	954	2,611	—	3,565
Inventories, net	42,512	39,114	91,916	(1,320)	172,222
Deferred income taxes	—	—	390	—	390
Other current assets	15,608	6,307	31,245	(1,388)	51,772

Total Current Assets	166,105	113,352	255,880	(6,873)	528,464
Investment in subsidiaries	1,447,759	594,024	—	(2,041,783)	—
Intercompany advances, net	115,510	1,057,341	196,323	(1,369,174)	—
Other Assets	43,246	3,420	1,340	—	48,006
Other Intangibles	1,604	8,023	75,678	—	85,305
Property and Equipment, net	49,608	9,344	82,681	—	141,633
Goodwill	5,023	24,634	526,436	—	556,093

Total Assets	$1,828,855	$1,810,138	$1,138,338	$(3,417,830)	$1,359,501

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$70,867	$12,986	$57,206	$—	$141,059
Accrued expenses	45,309	24,137	78,400	(5,553)	142,293
Accrued income taxes	—	—	5,884	—	5,884
Short-term debt and current maturities of long-term obligations	173	—	918	—	1,091

Total Current Liabilities	116,349	37,123	142,408	(5,553)	290,327
Long-Term Debt	262,188	—	10,046	—	272,234
Other Long-Term Obligations	45,156	2,040	48,507	—	95,703
Intercompany advances, net	703,925	564,582	100,667	(1,369,174)	—
Total Shareholders’ Equity	701,237	1,206,393	836,710	(2,043,103)	701,237

Total Liabilities and Shareholders’ Equity	$1,828,855	$1,810,138	$1,138,338	$(3,417,830)	$1,359,501

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Guarantor Information—Continued

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$10,920	$2,284	$34,312	$—	$47,516
Trade receivables, net	114,961	56,037	101,301	(5,816)	266,483
Installment receivables, net	—	1,559	2,708	—	4,267
Inventories, net	49,243	37,320	93,586	(1,412)	178,737
Deferred income taxes	—	—	2,051	—	2,051
Other current assets	15,282	6,358	30,364	—	52,004

Total Current Assets	190,406	103,558	264,322	(7,228)	551,058
Investment in subsidiaries	1,350,463	683,148	—	(2,033,611)	—
Intercompany advances, net	191,209	844,433	66,851	(1,102,493)	—
Other Assets	53,793	5,425	1,233	—	60,451
Other Intangibles	2,778	9,722	72,266	—	84,766
Property and Equipment, net	52,632	9,753	81,127	—	143,512
Goodwill	4,975	24,293	445,418	—	474,686

Total Assets	$1,846,256	$1,680,332	$931,217	$(3,143,332)	$1,314,473

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$59,779	$12,734	$47,120	$—	$119,633
Accrued expenses	50,034	24,208	75,186	(5,816)	143,612
Accrued income taxes	500	—	2,554	—	3,054
Short-term debt and current maturities of long-term obligations	17,793	—	906	—	18,699

Total Current Liabilities	128,106	36,942	125,766	(5,816)	284,998
Long-Term Debt	398,328	—	9,379	—	407,707
Other Long-Term Obligations	45,290	2,040	41,496	—	88,826
Intercompany advances, net	741,590	335,125	25,778	(1,102,493)	—
Total Shareholders’ Equity	532,942	1,306,225	728,798	(2,035,023)	532,942

Total Liabilities and Shareholders’ Equity	$1,846,256	$1,680,332	$931,217	$(3,143,332)	$1,314,473

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Guarantor Information—Continued

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2009
Net Cash Provided (Used) by Operating Activities	$154,367	$1,823	$105,575	$(106,102)	$155,663
Investing Activities
Purchases of property and equipment	(6,733)	(1,875)	(9,391)	—	(17,999)
Proceeds from sale of property and equipment	5	—	1,158	—	1,163
Decrease (increase) in other long-term assets	737	(122)	(14)	—	601
Other	(579)	416	(284)	—	(447)

Net Cash Used for Investing Activities	(6,570)	(1,581)	(8,531)	—	(16,682)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	400,123	—	—	—	400,123
Payments on revolving lines of credit, securitization facility and long-term borrowings	(552,294)	—	(1,142)	—	(553,436)
Proceeds from exercise of stock options	1,628	—	—	—	1,628
Payment of dividends	(1,605)	—	(106,102)	106,102	(1,605)

Net Cash Provided (Used) by Financing Activities	(152,148)	—	(107,244)	106,102	(153,290)
Effect of exchange rate changes on cash	—	—	4,294	—	4,294

Increase (Decrease) in cash and cash equivalents	(4,351)	242	(5,906)	—	(10,015)
Cash and cash equivalents at beginning of year	10,920	2,284	34,312	—	47,516

Cash and cash equivalents at end of year	$6,569	$2,526	$28,406	$—	$37,501

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Guarantor Information—Continued

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2008
Net Cash Provided (Used) by Operating Activities	$33,365	$2,248	$51,667	$(10,866)	$76,414
Investing Activities
Purchases of property and equipment	(5,377)	(1,246)	(13,334)	—	(19,957)
Proceeds from sale of property and equipment	—	2	209	—	211
Business acquisitions, net of cash acquired	(6,268)	(2,152)	—	—	(8,420)
Decrease in other long-term assets	4,882	—	—	—	4,882
Other	(620)	1,666	(247)	—	799

Net Cash Used for Investing Activities	(7,383)	(1,730)	(13,372)	—	(22,485)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	334,680	—	21,581	—	356,261
Payments on revolving lines of credit, securitization facility and long-term borrowings	(376,110)	(7)	(41,065)	—	(417,182)
Proceeds from exercise of stock options	834	—	—	—	834
Payment of dividends	(1,599)	—	(10,866)	10,866	(1,599)

Net Cash Provided (Used) by Financing Activities	(42,195)	(7)	(30,350)	10,866	(61,686)
Effect of exchange rate changes on cash	—	—	(6,927)	—	(6,927)

Increase (Decrease) in cash and cash equivalents	(16,213)	511	1,018	—	(14,684)
Cash and cash equivalents at beginning of year	27,133	1,773	33,294	—	62,200

Cash and cash equivalents at end of year	$10,920	$2,284	$34,312	$—	$47,516

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Guarantor Information—Continued

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2007
Net Cash Provided (Used) by Operating Activities	$(27,319)	$921	$99,498	$6,000	$79,100
Investing Activities
Purchases of property and equipment	(4,090)	(1,350)	(14,628)	—	(20,068)
Proceeds from sale of property and equipment	—	—	501	—	501
Business acquisitions, net of cash acquired	(5,496)	—	—	—	(5,496)
Decrease in other long-term assets	1,446	—	—	—	1,446
Other	1,559	—	—	—	1,559

Net Cash Used for Investing Activities	(6,581)	(1,350)	(14,127)	—	(22,058)
Financing Activities
Proceeds from revolving lines of credit, securitization facility and long-term borrowings	648,071	—	50,930	—	699,001
Payments on revolving lines of credit, securitization facility and long-term borrowings	(598,412)	—	(155,590)	—	(754,002)
Proceeds from exercise of stock options	44	—	—	—	44
Payment of dividends	(1,596)	—	—	—	(1,596)
Payment of financing costs	(22,992)	—	—	—	(22,992)
Capital contributions	—	—	6,000	(6,000)	—

Net Cash Provided (Used) by Financing Activities	25,115	—	(98,660)	(6,000)	(79,545)
Effect of exchange rate changes on cash	—	—	2,500	—	2,500

Decrease in cash and cash equivalents	(8,785)	(429)	(10,789)	—	(20,003)
Cash and cash equivalents at beginning of year	35,918	2,202	44,083	—	82,203

Cash and cash equivalents at end of year	$27,133	$1,773	$33,294	$—	$62,200

INVACARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interim Financial Information (unaudited)

	QUARTER ENDED (In thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2009
Net sales	$397,995	$412,541	$434,031	$448,569
Gross profit	108,468	118,055	131,454	135,217
Earnings before income taxes	4,447	10,561	17,776	14,495
Net earnings	2,397	7,661	13,476	17,645
Net earnings per share—basic	.08	.24	.42	.55
Net earnings per share—assuming dilution	.08	.24	.42	.55

	March 31,	June 30,	September 30,	December 31,
2008
Net sales	$416,278	$447,152	$461,836	$430,428
Gross profit	113,208	124,173	130,931	120,580
Earnings before income taxes	4,799	9,097	14,650	19,261
Net earnings	2,209	5,347	10,725	16,576
Net earnings per share—basic	.07	.17	.34	.52
Net earnings per share—assuming dilution	.07	.17	.33	.52

The 2008 earnings an per share amounts have been restated in accordance with FSP APB 14-1, which was issued to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion. The company adopted FSP APB 14-1 effective January 1, 2009 and, as a result, interest expense has been increased and net earnings decreased by $3,694,000 ($0.12 per share) for the year ended December 31, 2008 as FSP APB 14-1 required retrospective application upon adoption. See “Accounting Policies—Recent Accounting Policies” in the Notes to Consolidated Financial Statements included elsewhere in this report.

INVACARE CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	COL A.	COL B.	COL C.		COL D.
	Balance At Beginning of Period	Charged To Cost And Expenses	Additions (Deductions) Describe		Balance At End of Period
		(In thousands)
Year Ended December 31, 2009
Deducted from asset accounts—
Allowance for doubtful accounts	$23,090	$19,281	$(14,296	)(A)	$28,075
Inventory obsolescence reserve	12,419	6,497	(3,907	)(B)	15,009
Tax valuation allowances	75,507	6,275	(16,732	)(E)	65,050
Accrued warranty cost	16,798	14,112	(9,404	)(B)	21,506
Accrued product liability	23,758	7,880	(7,649	)(C)	23,989
Year Ended December 31, 2008
Deducted from asset accounts—
Allowance for doubtful accounts	$42,960	$14,284	$(34,154	)(A)	$23,090
Inventory obsolescence reserve	12,501	8,469	(8,551	)(B)	12,419
Tax valuation allowances	70,084	5,721	(298	)(E)	75,507
Accrued warranty cost	16,616	12,546	(12,364	)(B)	16,798
Accrued product liability	21,136	8,083	(5,461	)(C)	23,758
Year Ended December 31, 2007
Deducted from asset accounts—
Allowance for doubtful accounts	$37,633	$11,927	$(6,600	)(A)	$42,960
Inventory obsolescence reserve	12,143	5,998	(5,640	)(B)	12,501
Investments and related notes receivable	8,339	—	(8,339	)(D)	—
Tax valuation allowances	50,273	26,553	(6,742	)(E)	70,084
Accrued warranty cost	15,165	10,989	(9,538	)(B)	16,616
Accrued product liability	22,631	8,360	(9,855	)(C)	21,136

Note (A)—Uncollectible accounts written off, net of recoveries.

Note (B)—Amounts written off or payments incurred.

Note (C)—Loss and loss adjustment.

Note (D)—Elimination of allowance for investments no longer reported in the consolidated balance sheet.

Note (E)—Other activity not affecting federal or foreign tax expense.