Form 10-Q
period 2010-03-31
INVACARE CORP
filed 2010-05-06
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One).   Large accelerated filer         Accelerated filer  X    Non-accelerated filer       (Do not check if a smaller reporting company)  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No     X

As of May 4, 2010, the registrant had 31,287,416 Common Shares and 1,097,516 Class B Common Shares outstanding.

INVACARE CORPORATION

Index

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2010	December 31, 2009

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$26,067	$37,501
Trade receivables, net	248,866	263,014
Installment receivables, net	3,338	3,565
Inventories, net	173,897	172,222
Deferred income taxes	154	390
Other current assets	48,594	51,772
TOTAL CURRENT ASSETS	500,916	528,464

OTHER ASSETS	46,492	48,006
OTHER INTANGIBLES	77,386	85,305
PROPERTY AND EQUIPMENT, NET	134,908	141,633
GOODWILL	514,054	556,093
TOTAL ASSETS	$1,273,756	$1,359,501

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$133,274	$141,059
Accrued expenses	125,219	142,293
Accrued income taxes	4,972	5,884
Short-term debt and current maturities of long-term obligations	1,031	1,091
TOTAL CURRENT LIABILITIES	264,496	290,327

LONG-TERM DEBT	261,784	272,234
OTHER LONG-TERM OBLIGATIONS	94,076	95,703
SHAREHOLDERS' EQUITY
Preferred shares	-	-
Common shares	8,347	8,273
Class B common shares	275	278
Additional paid-in-capital	232,561	229,272
Retained earnings	348,925	346,272
Accumulated other comprehensive earnings	126,734	174,204
Treasury shares	(63,442)	(57,062)
TOTAL SHAREHOLDERS' EQUITY	653,400	701,237
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,273,756	$1,359,501

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Operations - (unaudited)

	Three Months Ended March 31,
(In thousands except per share data)	2010	2009
Net sales	$402,240	$397,995
Cost of products sold	284,527	289,527
Gross profit	117,713	108,468
Selling, general and administrative expense	101,777	94,133
Loss on debt extinguishment including debt finance charges and associated fees	4,386	-
Charge related to restructuring activities	-	776
Interest expense	6,392	9,553
Interest income	(148)	(441)
Earnings before income taxes	5,306	4,447
Income taxes	2,200	2,050
NET EARNINGS	$3,106	$2,397
DIVIDENDS DECLARED PER COMMON SHARE	.0125	.0125
Net earnings per share – basic	$0.10	$0.08
Weighted average shares outstanding - basic	32,349	31,931
Net earnings per share – assuming dilution	$0.09	$0.08
Weighted average shares outstanding - assuming dilution	32,969	31,933

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows - (unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES	(In thousands)
Net earnings	$3,106	$2,397
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Amortization of convertible debt discount	1,000	992
Loss on debt extinguishment including debt finance charges and associated fees	4,386	-
Depreciation and amortization	9,107	9,728
Provision for losses on trade and installment receivables	2,702	3,804
Provision for other deferred liabilities	602	702
Provision (benefit) for deferred income taxes	275	(106)
Provision for stock-based compensation	1,557	897
Gain (loss) on disposals of property and equipment	(1)	203
Changes in operating assets and liabilities:
Trade receivables	6,909	(1,564)
Installment sales contracts, net	(511)	(911)
Inventories	(6,293)	(4,612)
Other current assets	4,804	(6,349)
Accounts payable	(4,919)	3,952
Accrued expenses	(14,200)	(11,442)
Other deferred liabilities	1,725	(205)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	10,249	(2,514)

INVESTING ACTIVITIES
Purchases of property and equipment	(4,471)	(3,171)
Proceeds from sale of property and equipment	6	15
Other long term assets	786	(162)
Other	(363)	(43)
NET CASH USED FOR INVESTING ACTIVITIES	(4,042)	(3,361)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term borrowings	75,275	96,243
Payments on revolving lines of credit and long-term debt and capital lease obligations	(91,023)	(108,678)
Proceeds from exercise of stock options	931	-
Payment of dividends	(404)	(400)
NET CASH USED BY FINANCING ACTIVITIES	(15,221)	(12,835)
Effect of exchange rate changes on cash	(2,420)	(179)
Decrease in cash and cash equivalents	(11,434)	(18,889)
Cash and cash equivalents at beginning of period	37,501	47,516
Cash and cash equivalents at end of period	$26,067	$28,627

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated
Financial Statements
(Unaudited)
March 31, 2010

Nature of Operations - Invacare Corporation is the world’s leading manufacturer and distributor in the estimated $8.0 billion worldwide market for medical equipment and supplies used in the home based upon the company’s distribution channels, breadth of product line and net sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care, retail and extended care markets.

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and includes all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 2010, the results of its operations for the three months ended March 31, 2010 and changes in its cash flow. Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 28 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company’s financial statements. All significant intercompany transactions are eliminated.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements - On January 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06 or the ASU).  The ASU amends ASC 820 to require a number of additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 roll forward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 also amends Topic 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The company adopted ASU 2010-06 effective January 1, 2010 and was utilized in preparing the fair value measurement disclosures.

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

Index

The information by segment is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues from external customers
North America / HME	$174,986	$186,703
Invacare Supply Group	69,718	65,313
Institutional Products Group	22,278	22,774
Europe	117,728	108,387
Asia/Pacific	17,530	14,818
Consolidated	$402,240	$397,995
Intersegment Revenues
North America / HME	$20,948	$14,230
Invacare Supply Group	13	91
Institutional Products Group	1,457	871
Europe	2,842	1,923
Asia/Pacific	7,236	8,335
Consolidated	$32,496	$25,450
Charge related to restructuring before income taxes
North America / HME	$-	$218
Invacare Supply Group	-	-
Institutional Products Group	-	171
Europe	-	286
Asia/Pacific	-	101
Consolidated	$-	$776
Earnings (loss) before income taxes
North America / HME	$11,547	$4,719
Invacare Supply Group	868	864
Institutional Products Group	1,807	2,482
Europe	4,534	3,600
Asia/Pacific	817	275
All Other *	(14,267)	(7,493)
Consolidated	$5,306	$4,447

* “All Other” consists of un-allocated corporate selling, general and administrative costs, which do not meet the quantitative criteria for determining reportable segments.  In addition, “All Other” earnings before income taxes includes loss on debt extinguishment including finance charges and associated fees.

Index

Net Earnings Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated (amounts in thousands, except per share amounts).

	Three Months Ended March 31,
	2010	2009
Basic
Average common shares outstanding	32,349	31,931

Net earnings	$3,106	$2,397

Net earnings per common share	$0.10	$0.08

Diluted
Average common shares outstanding	32,349	31,931
Stock options and awards	195	2
Shares related to convertible debt	425	-
Average common shares assuming dilution	32,969	31,933

Net earnings	$3,106	$2,397

Net earnings per common share	$0.09	$0.08

At March 31, 2010, 2,014,268 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2010 as they were anti-dilutive.   For the three months ended March 31, 2010, the majority of the anti-dilutive shares were granted at exercise prices of $41.87 which was higher than the average fair market value prices of $26.96.   At March 31, 2009, 4,498,538 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2009 as they were anti-dilutive.   For the three months ended March 31, 2009, the majority of the anti-dilutive shares were granted at exercise prices of $25.79 which was higher than the average fair market value prices of $16.56.  For the three months ended March 31, 2010, the company included the impact of 425,000 shares necessary to settle the conversion spread related to the convertible debt.  This is attributable to the company’s average stock price during the quarter being greater than the conversion price of $24.79, per the convertible debt agreement.

Concentration of Credit Risk - The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $27,643,000 at March 31, 2010 to DLL for events of default under the contracts, which total $77,263,000 at March 31, 2010. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability of $691,000 for this guarantee obligation within accrued expenses. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

Index

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2009 to March 31, 2010 was entirely the result of foreign currency translation.

All of the company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $32,838,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2009 to March 31, 2010 were the result of foreign currency translation and amortization.

As of March 31, 2010 and December 31, 2009, other intangibles consisted of the following (in thousands):
	March 31, 2010		December 31, 2009
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$72,556	$35,507	$78,780	$36,359
Trademarks	32,838	—	34,953	—
License agreements	3,123	2,904	4,326	4,051
Developed technology	8,780	3,591	7,409	2,434
Patents	7,030	5,019	7,020	5,246
Other	5,296	5,216	5,905	4,998
	$129,623	$52,237	$138,393	$53,088

Amortization expense related to other intangibles was $2,036,000 in the first three months of 2010 and is estimated to be $8,201,000 in 2011, $7,955,000 in 2012, $6,587,000 in 2013, $6,301,000 in 2014 and $5,554,000 in 2015.  Definite lived intangibles are being amortized on a straight-line basis for periods from 3 to 20 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

Accounting for Stock-Based Compensation - The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted options and no significant changes have been made regarding the valuation methodologies used to determine the fair value of options granted since 2005 and the company continues to use a Black-Scholes valuation model.

The substantial majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods based on the market value at the date of grant.

The amounts of stock-based compensation expense recognized were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock-based compensation expense recognized as part of selling, general and administrative expense	$1,557	$897

The amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan.  Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company’s Business Segment Note to the Consolidated Financial Statements.

Stock Incentive Plans - The 2003 Performance Plan (the “2003 Plan”) allows the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to grant up to 6,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock).  The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards.  During the first three months of 2010, the Committee granted 5,232 non-qualified stock options with a term of ten years at the fair market value of the company’s Common Shares on the date of grant under the 2003 Plan.

Under the terms of the company’s outstanding restricted stock awards, all of the shares granted vest ratably over the four years after the grant date.  Compensation expense of $498,197 was recognized related to restricted stock awards in the first three months of 2010 and as of March 31, 2010, outstanding restricted stock awards totaling 247,961 were not yet vested.

Index

As of March 31, 2010, there was $13,167,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Plan, which is related to non-vested options and shares, and includes $4,367,309 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

Stock option activity during the three months ended March 31, 2010 was as follows:
	2010	Weighted Average Exercise Price
Options outstanding at January 1	4,619,528	$29.28
Granted	5,232	28.67
Exercised	(289,457)	23.40
Canceled	(32,856)	22.87
Options outstanding at March 31	4,302,447	$29.72

Options price range at March 31	$10.70 to
	$47.80
Options exercisable at March 31	2,835,656
Options available for grant at March 31*	3,160,097

* Options available for grant as of March 31, 2010 reduced by  net restricted stock award activity of  400,278.

The following table summarizes information about stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
	Number Outstanding	Average Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Prices	At 3/31/10	Contractual Life	Exercise Price	At 3/31/10	Exercise Price
$10.70 - $14.89	24,142	2.4 years	$10.87	23,392	$10.74
$16.26 - $23.71	1,519,838	8.0	$21.62	485,038	$22.65
$24.43 - $36.40	1,598,051	4.1	$29.12	1,166,810	$30.34
$37.70 - $47.80	1,160,416	4.4	$41.53	1,160,416	$41.53
Total	4,302,447	5.6	$29.72	2,835,656	$33.44

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

The 2003 Plan provides that shares granted come from the company’s authorized but unissued Common Shares or treasury shares.  In addition, the company’s stock-based compensation plans allow participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares.

Warranty Costs - Generally, the company’s products are covered from the date of sale to the customer by warranties against defects in material and workmanship for various periods depending on the product. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the first three months of 2010.

Index

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2010	$21,506
Warranties provided during the period	807
Settlements made during the period	(2,320)
Changes in liability for pre-existing warranties during the period, including expirations	1,102
Balance as of March 31, 2010	$21,095

Long-Term Debt - On May 9, 2008, Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) as codified in Debt with Conversion and Other Options, ASC 470-20, was issued to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion. The FASB believed this clarification was needed because the accounting that was being applied for convertible debt prior to FSP APB 14-1 did not fully reflect the true economic impact on the issuer since the conversion option was not captured as a borrowing cost and its full dilutive effect was not included in earnings per share.  ASC 470-20 required separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate. Accordingly, the company initially split the total debt amount of $135,000,000 into a convertible debt amount of $75,988,000 and a stockholders’ equity (debt discount) amount of $59,012,000 as of the retrospective adoption date of February 12, 2007 and is accreting the resulting debt discount as interest expense over a ten year life. The Consolidated Balance Sheet as of March 31, 2010 reflects a decrease in long-term debt and an offsetting increase in paid in capital of $42,050,000 and a deferred tax liability of $14,718,000 offset by a valuation reserve of the same amount compared to comparable amounts of $48,272,000 and $16,895,000, respectively, as of December 31, 2009.

During the quarter ended March 31, 2010, the company paid down $15,772,000 par value of debt comprised of $14,772,000 related to the convertible senior subordinated debentures and $1,000,000 related to the senior notes.  The company retired the debt at a premium above par.  In accordance with Convertible Debt, ASC 470-20, the company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt.  As of the quarter ended March 31, 2010, the company recorded expense of $4,386,000 related to the loss on the debt extinguishment including the write-off of $414,000 pre-tax of deferred financing fees, which were previously capitalized.

Charges Related to Restructuring Activities - On July 28, 2005, the company announced multi-year cost reductions and profit improvement actions, which included: reducing global headcount, outsourcing improvements utilizing the company’s China manufacturing capability and third parties, shifting substantial resources from product development to manufacturing cost reduction activities and product rationalization, reducing freight exposure through freight auctions and changing the freight policy, general expense reductions and exiting four facilities. The restructuring was necessitated by the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations.

The company’s previous restructuring activities concluded in the fourth quarter of 2009 thus no additional charges were incurred in the first quarter of 2010.  There are no material accrual balances related to the charge remaining as of March 31, 2010.

Index

A progression of the accruals by segment recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total

December 31, 2009 Balance
NA/HME	46	1	23	—	70
IPG	5	—	—	—	5
Europe	816	—	—	343	1,159
Asia/Pacific	42	—	—	—	42
Total	$909	$1	$23	$343	$1,276

Payments
NA/HME	(46)	(1)	(23)	—	(70)
IPG	(5)		—		(5)
Europe	(816)	—	—	(343)	(1,159)
Asia/Pacific	(42)	—	—	—	(42)
Total	$(909)	$(1)	$(23)	$(343)	$(1,276)

March 31, 2010 Balance
NA/HME	—	—	—	—	—
IPG	—	—	—	—	—
Europe	—	—	—	—	—
Asia/Pacific	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Comprehensive Earnings (loss) - Total comprehensive earnings (loss) were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net earnings	$3,106	$2,397
Foreign currency translation loss	(50,140)	(8,797)
Unrealized gain on available for sale securities	-	14
SERP/DBO amortization of prior service costs and unrecognized losses	157	59
Current period unrealized gain on cash flow hedges	2,513	2,275
Total comprehensive earnings (loss)	$(44,364)	$(4,052)

Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):

	March 31, 2010	December 31, 2009
Finished goods	$95,970	$99,701
Raw Materials	63,320	59,451
Work in Process	14,607	13,070
	$173,897	$172,222

Index

Property and Equipment - Property and equipment consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Machinery and equipment	$322,599	$329,181
Land, buildings and improvements	93,579	98,160
Furniture and fixtures	25,936	26,635
Leasehold improvements	15,322	14,744
	457,436	468,720
Less allowance for depreciation	(322,528)	(327,087)
	$134,908	$141,633

Acquisitions- In the first three months of 2010 and 2009, the company made no acquisitions.  In October 2008, Invacare Corporation purchased a billing company operating as Homecare Collection Services (HCS) for $6,268,000. Pursuant to the HCS purchase agreement, the company agreed to pay contingent consideration based upon earnings before interest, taxes and depreciation over the three years subsequent to the acquisition up to a maximum of $3,000,000. When the contingency related to the acquisition is determinable, any additional consideration paid will increase the respective purchase price and reported goodwill.  No contingent consideration was payable based on the results of HCS in the first year.

Derivatives -Derivatives and Hedging, ASC 815, requires companies to recognize all derivative instruments in the consolidated balance sheet as either assets or liabilities at fair value.  The accounting for changes in fair value of a derivative is dependent upon whether or not the derivative has been designated and qualifies for hedge accounting treatment and the type of hedging relationship.  For derivatives designated and qualifying as hedging instruments, the company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

Cash Flow Hedging Strategy
The company uses derivative instruments in an attempt to manage its exposure to commodity price risk, foreign currency exchange risk and interest rate risk.  Foreign exchange contracts are used to manage the price risk associated with forecasted sales denominated in foreign currencies and the price risk associated with forecasted purchases of inventory over the next twelve months.  Interest rate swaps are, at times, utilized to manage interest rate risk associated with the company’s fixed and floating-rate borrowings.

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

The company was not a party to any interest rate swap agreements during 2010.  During 2009, the company was a party to interest rate swap agreements that qualified as cash flow hedges and effectively converted floating-rate debt to fixed-rate debt, so the company could avoid the risk of changes in market interest rates.  The gains and or losses on interest rate swaps are reflected in interest expense on the consolidated statement of operations.

To protect against increases/decreases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the company utilizes foreign currency forward contracts to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The gains and losses are included in cost of products sold and selling, general and administrative expenses on the consolidated statement of operations.  If it is later determined that a hedged forecasted transaction is unlikely to occur, any gains or losses on the forward contracts associated with the forecasted transactions that are no longer probable of occurring would be reclassified from other comprehensive income into earnings. The company does not expect any material amount of ineffectiveness during the next twelve months.

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits it hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature.  Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month.  Forward contracts with a total notional amount in USD of $40,398,000 matured during the three months ended March 31, 2010.

Index

Foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	March 31, 2010		December 31, 2009
	Notional Amount	Unrealized Gain (Loss)	Notional Amount	Unrealized Gain (Loss)
USD / AUD	$2,472	$(46)	$3,294	$(41)
USD / CAD	37,370	380	49,345	202
USD / EUR	19,911	1,503	22,119	(526)
USD / GBP	2,718	171	3,640	(72)
USD / NZD	5,518	(2)	8,286	130
USD / SEK	7,194	80	8,965	(100)
USD / MXN	2,078	279	2,520	217
EUR / CHF	6,555	5	2,755	(9)
EUR / GBP	13,546	(293)	22,258	27
EUR / SEK	4,319	59	3,800	15
EUR / NZD	6,478	430	8,029	359
GBP / CHF	320	8	501	14
GBP / SEK	1,545	96	2,169	37
GBP / DKK	136	-	765	17
DKK / CHF	368	(3)	-	-
DKK / SEK	5,081	(85)	7,439	52
DKK / NOK	1,549	(67)	2,236	19
NOK / EUR	-	-	342	6
NOK / CHF	1,297	(10)	592	(9)
NOK / SEK	844	7	1,190	(21)
	$119,299	$2,512	$150,245	$317

Fair Value Hedging Strategy
In 2010 and 2009, the company did not utilize any derivatives designated as fair value hedges.  However, the company has in the past utilized fair value hedges in the form of forward contracts to manage the foreign exchange risk associated with certain firm commitments and has entered into interest rate swaps to effectively convert fixed-rate debt to floating-rate debt in an attempt to avoid paying higher than market interest rates.  For derivative instruments designated and qualifying as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain loss on the hedged item associated with the hedged risk are recognized in the same line item associated with the hedged item in earnings.

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment
The company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815 although they could qualify for hedge accounting treatment.  These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries.  The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract.  No material net gain or loss was realized by the company for the quarter ended March 31, 2010 related to these forward contracts and the associated short-term intercompany trading receivables and payables.

Index

Foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in and outstanding as of March 31, 2009 and 2010 were as follows (in thousands USD):

	March 31, 2010		March 31, 2009
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
CAD / USD	$3,356	$90	$6,602	$63
CHF / USD	943	6	-	-
NZD / USD	11,191	280	-	-
NOK / USD	2,018	2	2,314	66
SEK / USD	7,657	99	8,205	191
DKK / USD	7,232	(156)	2,572	103
GBP / USD	-	-	4,359	(48)
EUR / USD	-	-	9,572	294
EUR / GBP	2,366	20	-	-
EUR / NOK	140	(6)	-	-
EUR / NZD	255	(14)	-	-
	$35,158	$321	$33,624	$669

The fair values of the company’s derivative instruments were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	$4,164	$1,652	$1,815	$1,498

Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward contracts	496	175	92	675

Total derivatives	$4,660	$1,827	$1,907	$2,173

The fair values of the company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on the Statement of Operations and Other Comprehensive Income (OCI) for the quarters ended March 31, 2009 and 2010 was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
March 31, 2010:
Foreign currency forward contracts	$2,256	$(61)	$26

March 31, 2009:
Foreign currency forward contracts	$1,633	$(45)	$-
Interest rate swap contracts	2,245	(1,153)	-
	$3,878	$(1,198)	$-

Derivatives not designated as hedging instruments under FAS 133R	Amount of Gain (Loss) Recognized in Income on Derivative
March 31, 2010:
Foreign currency forward contracts	$321

March 31, 2009:
Foreign currency forward contracts	$669

Index

Gains of $321,000 and $669,000 were recognized in selling, general and administrative (SG&A) expenses in the first quarter of 2010 and the first quarter of 2009, respectively, on foreign currency forward contracts not designated as hedging instruments, which were substantially offset by losses also recorded in SG&A expenses on the intercompany trade payables for which the derivatives were entered into to offset.  In addition, a gain of $26,000 was recognized in the first quarter of 2010 related to derivatives no longer qualifying for hedge accounting treatment as the forecasted transactions hedged by those derivatives are no longer probable of occurring and as a result, the hedging relationship is ineffective.  No comparable gain or loss was recognized in the first quarter of 2009.

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases.  In the first quarter of 2010, net sales were increased by $113,000 and cost of product sold was increased by $174,000 for a net realized loss of $61,000. For the quarter ended March 31, 2009, net sales were reduced by $115,000 and cost of product sold was reduced by $70,000 for a net realized loss of $45,000.   No swap agreements were outstanding in the first quarter of 2010 compared to the first quarter of 2009 in which there were swaps outstanding which resulted in a $1,153,000 loss which was recorded in interest expense for the period.

Fair Value Measurements - Pursuant to ASC 820, the inputs used to derive the fair value of assets and liabilities are analyzed and assigned a level I, II or III priority, with level I being the highest and level III being the lowest in the hierarchy. Level I inputs are quoted prices in active markets for identical assets or liabilities.  Level II inputs are quoted prices for similar assets or liabilities in active markets: quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.  Level III inputs are based on valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	March 31, 2010	Level I	Level II	Level III
Forward Exchange Contracts	$2,833	$-	$2,833	$-

Forward Contracts:  The company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany trade receivables/payables and loans as well as third party sales or purchase. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are used to hedge various currencies. The company does not use derivative financial instruments for speculative purposes. Fair values for the company’s foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities.

The carrying amounts and fair values of the company’s financial instruments at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$26,067	$26,067	$37,501	$37,501
Other investments	1,547	1,547	1,521	1,521
Installment receivables, net	6,683	6,683	7,106	7,106
Long-term debt (including current maturities of long-term debt)	(262,815)	(352,296)	(273,325)	(349,070)
Forward contracts in Other Current Assets	4,660	4,660	1,907	1,907
Forward contracts in accrued expenses	(1,827)	(1,827)	(2,173)	(2,173)

Index

Income Taxes - The Company had an effective tax rate of 41.5% and 46.1% on earnings before tax compared to the US statutory rate of 35% for the three month period ended March 31, 2010 and 2009, respectively.  The company’s effective tax rate for the three month period ended March 31, 2010 and 2009 was higher than the U.S. federal statutory rate as a result of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances, while normal tax expense was recognized in countries without tax valuation allowances.

Supplemental Guarantor Information - Effective February 12, 2007, substantially all of the domestic subsidiaries (the “Guarantor Subsidiaries”) of the company became guarantors of the indebtedness of Invacare Corporation under its 9 ¾% Senior Notes due 2015 (the “Senior Notes”) with an aggregate principal amount of $175,000,000 and under its 4.125% Convertible Senior Subordinated Debentures due 2027 (the “Debentures”) with an initial aggregate principal amount of $135,000,000.  The majority of the company’s subsidiaries are not guaranteeing the indebtedness of the Senior Notes or Debentures (the “Non-Guarantor Subsidiaries”).  Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest related to the Senior Notes and to the Debentures and each of the Guarantor Subsidiaries are directly or indirectly wholly-owned subsidiaries of the company.

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

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Three month period ended March 31, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$93,838	$171,247	$161,445	$(24,290)	$402,240
Cost of products sold	66,138	135,207	107,546	(24,364)	284,527
Gross Profit	27,700	36,040	53,899	74	117,713
Selling, general and administrative expenses	31,713	24,836	45,228	-	101,777
Loss on debt extinguishment including debt finance charges and associated fees	4,386	-	-	-	4,386
Income (loss) from equity investee	17,243	1,594	12	(18,849)	-
Interest expense - net	5,077	106	1,061	-	6,244
Earnings (loss) before Income Taxes	3,767	12,692	7,622	(18,775)	5,306
Income taxes	661	150	1,389	-	2,200
Net Earnings (loss)	$3,106	$12,542	$6,233	$(18,775)	$3,106

Three month period ended March 31, 2009
Net sales	$88,386	$178,369	$148,651	$(17,411)	$397,995
Cost of products sold	64,686	142,013	100,228	(17,400)	289,527
Gross Profit	23,700	36,356	48,423	(11)	108,468
Selling, general and administrative expenses	28,859	28,944	36,330	-	94,133
Charge related to restructuring activities	218	-	558	-	776
Income (loss) from equity investee	15,619	1,230	(3,024)	(13,825)	-
Interest expense - net	7,485	(233)	1,860	-	9,112
Earnings (loss) before Income Taxes	2,757	8,875	6,651	(13,836)	4,447
Income taxes	360	100	1,590	-	2,050
Net Earnings (loss)	$2,397	$8,775	$5,061	$(13,836)	$2,397

Index

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) March 31, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$4,141	$2,006	$19,920	$-	$26,067
Trade receivables, net	94,547	64,238	90,081	-	248,866
Installment receivables, net	-	1,003	2,335	-	3,338
Inventories, net	48,257	38,355	88,531	(1,246)	173,897
Deferred income taxes	-	-	154	-	154
Other current assets	15,479	6,036	30,550	(3,471)	48,594
Total Current Assets	162,424	111,638	231,571	(4,717)	500,916
Investment in subsidiaries	1,418,143	597,042	-	(2,015,185)	-
Intercompany advances, net	95,780	697,593	199,037	(992,410)	-
Other Assets	42,015	3,158	1,319	-	46,492
Other Intangibles	1,478	7,631	68,277	-	77,386
Property and Equipment, net	48,365	8,976	77,567	-	134,908
Goodwill	5,023	24,634	484,397	-	514,054
Total Assets	$1,773,228	$1,450,672	$1,062,168	$(3,012,312)	$1,273,756

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$68,992	$14,417	$49,865	$-	$133,274
Accrued expenses	34,557	21,921	72,213	(3,472)	125,219
Accrued income taxes	-	-	4,972	-	4,972
Short-term debt and current maturities of long-term obligations	173	-	858	-	1,031
Total Current Liabilities	103,722	36,338	127,908	(3,472)	264,496
Long-Term Debt	252,954	-	8,830	-	261,784
Other Long-Term Obligations	48,160	-	45,916	-	94,076
Intercompany advances, net	714,992	192,546	84,872	(992,410)	-
Total Shareholders’ Equity	653,400	1,221,788	794,642	(2,016,430)	653,400
Total Liabilities and Shareholders’ Equity	$1,773,228	$1,450,672	$1,062,168	$(3,012,312)	$1,273,756

Index

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) December 31, 2009	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$6,569	$2,526	$28,406	$-	$37,501
Trade receivables, net	101,416	64,451	101,312	(4,165)	263,014
Installment receivables, net	-	954	2,611	-	3,565
Inventories, net	42,512	39,114	91,916	(1,320)	172,222
Deferred income taxes	-	-	390	-	390
Other current assets	15,608	6,307	31,245	(1,388)	51,772
Total Current Assets	166,105	113,352	255,880	(6,873)	528,464
Investment in subsidiaries	1,447,759	594,024	-	(2,041,783)	-
Intercompany advances, net	115,510	1,057,341	196,323	(1,369,174)	-
Other Assets	43,246	3,420	1,340	-	48,006
Other Intangibles	1,604	8,023	75,678	-	85,305
Property and Equipment, net	49,608	9,344	82,681	-	141,633
Goodwill	5,023	24,634	526,436	-	556,093
Total Assets	1,828,855	$1,810,138	$1,138,338	$(3,417,830)	$1,359,501

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$70,867	$12,986	$57,206	$-	$141,059
Accrued expenses	45,309	24,137	78,400	(5,553)	142,293
Accrued income taxes	-	-	5,884	-	5,884
Short-term debt and current maturities of long-term obligations	173	-	918	-	1,091
Total Current Liabilities	116,349	37,123	142,408	(5,553)	290,327
Long-Term Debt	262,188	-	10,046	-	272,234
Other Long-Term Obligations	45,156	2,040	48,507	-	95,703
Intercompany advances, net	703,925	564,582	100,667	(1,369,174)	-
Total Shareholders’ Equity	701,237	1,206,393	836,710	(2,043,103)	701,237
Total Liabilities and Shareholders’ Equity	$1,828,855	$1,810,138	$1,138,338	$(3,417,830)	$1,359,501

Index

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Three month period ended March 31, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$14,965	$(402)	$(4,314)	$-	$10,249
Investing Activities
Purchases of property and equipment	(2,099)	(116)	(2,256)	-	(4,471)
Proceeds from sale of property and equipment	-	(2)	8	-	6
Increase in other long-term assets	363	-	423	-	786
Other	239	-	(602)	-	(363)
Net Cash Used for Investing Activities	(1,497)	(118)	(2,427)	-	(4,042)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	74,600	-	675	-	75,275
Payments on revolving lines of credit and long-term borrowings	(91,023)	-	-	-	(91,023)
Proceeds from exercise of stock options	931	-	-	-	931
Payment of dividends	(404)	-	-	-	(404)
Net Cash Provided (Used) by Financing Activities	(15,896)	-	675	-	(15,221)
Effect of exchange rate changes on cash	-	-	(2,420)	-	(2,420)
Decrease in cash and cash equivalents	(2,428)	(520)	(8,486)	-	(11,434)
Cash and cash equivalents at beginning of period	6,569	2,526	28,406	-	37,501
Cash and cash equivalents at end of period	$4,141	$2,006	$19,920	$-	$26,067

Three month period ended March 31, 2009
Net Cash Provided (Used) by Operating Activities	$7,362	$84	$(9,960)	$-	$(2,514)
Investing Activities
Purchases of property and equipment	(929)	(520)	(1,722)	-	(3,171)
Proceeds from sale of property and equipment	-	-	15	-	15
Increase in other long-term assets	(40)	(122)	-	-	(162)
Other	(373)	341	(11)	-	(43)
Net Cash Used for Investing Activities	(1,342)	(301)	(1,718)	-	(3,361)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	96,243	-	-	-	96,243
Payments on revolving lines of credit and long-term borrowings	(108,390)	-	(288)	-	(108,678)
Payment of dividends	(400)	-	-	-	(400)
Net Cash Used by Financing Activities	(12,547)	-	(288)	-	(12,835)
Effect of exchange rate changes on cash	-	-	(179)	-	(179)
Decrease in cash and cash equivalents	(6,527)	(217)	(12,145)	-	(18,889)
Cash and cash equivalents at beginning of period	10,920	2,284	34,312	-	47,516
Cash and cash equivalents at end of period	$4,393	$2,067	$22,167	$-	$28,627

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the company’s Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the company’s Current Report on Form 8-K as furnished to the Securities and Exchange Commission on April 22, 2010.

OUTLOOK

During the first quarter, foreign exchange rates were highly volatile and commodity costs showed increases compared to year-end levels.  At the time of the company’s earnings release on April 22, 2010, foreign exchange rates were at similar to lower levels than those used during the planning for the Company’s 2009 year end press release, and the Company’s earnings guidance does not contemplate a significant further strengthening of the U.S. dollar in 2010.  Although commodity costs, particularly for steel and aluminum, have increased in the first quarter, the Company’s earnings guidance does not contemplate significant further increases in these two commodities in 2010.

The Company’s strong gross margin performance in the first quarter combined with the progress expected on its globalization projects during the remainder of the year should support the original earnings outlook for 2010.  As previously disclosed, the medical device excise tax in the recently enacted U.S. Health Care Reform bill will not have an impact on the Company in 2010 as the excise tax is not imposed under the law on medical device manufacturers or importers until January 1, 2013.  Organic sales growth, earnings and cash flow for 2010 are expected, as of the date of this filing, to be consistent with the guidance provided in the Company’s April 22, 2010 press release.

RESULTS OF OPERATIONS

NET SALES

Net sales for the quarter increased 1.1% to $402,240,000 versus $397,995,000 for the first quarter last year.  Foreign currency translation increased net sales by four percentage points. Organic net sales for the quarter decreased 3.1% over the same period last year.  All segments with the exception of Invacare Supply Group experienced organic net sales declines. In addition, the NA/HME segment was impacted by the loss of a contract related to oxygen concentrators, which the company had won in the first half of 2009.

North American/Home Medical Equipment (NA/HME)

NA/HME net sales decreased 6.3% for the quarter to $174,986,000 as compared to $186,703,000 for the same period a year ago, driven by a decline in Respiratory product lines sales partially offset by increased Standard and Rehab product line sales.   Foreign currency increased net sales by one percentage point.   Rehab product line net sales increased by 1.6% compared to the first quarter last year despite declines in the consumer power product line.   Excluding consumer power products, Rehab product line net sales increased 3.5% compared to the first quarter of last year, driven primarily by higher sales of custom power products.    Standard product line net sales for the first quarter increased 3.6% compared to the first quarter of last year, driven by increased sales in virtually all product lines.  Respiratory product line net sales decreased 36.4%, primarily due to reduced sales of concentrators to national providers, including the loss of a large customer mentioned above, and reduced HomeFill® Oxygen System sales to national providers and most other customers.

Invacare Supply Group (ISG)

ISG net sales for the quarter increased 6.7% to $69,718,000 compared to $65,313,000 for the first quarter last year driven by growth in sales to national providers and in particular diabetic and incontinence products.

Institutional Products Group (IPG)

IPG net sales for the quarter decreased by 2.2% to $22,278,000 compared to $22,774,000 for the first quarter last year.  Foreign currency translation increased net sales by one percentage point for the quarter.  Excluding currency, the net sales decrease was largely driven by continued weakness in capital expenditures by nursing home customers.

Index

Europe

European net sales increased 8.6% for the quarter to $117,728,000 as compared to $108,387,000 for the same period a year ago.  Foreign currency translation increased net sales by nine percentage points.  Organic net sales for the quarter decreased by 0.3% primarily related to reduced volumes due to weak sales to institutional markets in certain countries.  From a product perspective across the segment, strong net sales in Rehab products including wheelchairs and power add-ons were offset by reduced net sales in Standard products, primarily beds and patient aids.

Asia/Pacific

Asia/Pacific net sales increased 18.3% for the quarter to $17,530,000 as compared to $14,818,000 for the same period a year ago.  Foreign currency increased net sales by twenty eight percentage points.  Net sales performance continued to be weak in the Company’s Australian distribution business and at the Company’s subsidiary which manufactures microprocessor controllers.

GROSS PROFIT

Gross profit as a percentage of net sales for the three month period ended March 31, 2010 was 29.3% compared to 27.3% in the same period last year.  Margins improved compared to last year’s first quarter in all segments except Invacare Supply Group.  The overall margin improvement was driven by favorable commodity costs and freight and manufacturing cost reductions, along with the benefits of a favorable customer mix toward higher margin customers and lower warranty expense.

For the first three months of the year, NA/HME margins as a percentage of net sales increased to 35.1% compared with 31.2% in the same period last year primarily due to favorable commodity costs and freight and manufacturing cost reductions, along with the benefits of a favorable customer mix toward higher margin customers and lower warranty expense.  ISG gross margins decreased by one percentage point due primarily as a result of increased provision for inventory reserves.  IPG gross margin increased by 2.3 percentage points primarily due to cost reduction activities.  In Europe, gross margin as a percentage of net sales increased by 1.4 percentage points primarily driven by commodity and freight reductions partially offset by unfavorable foreign currency transactions related to the U.S. dollar.  Gross margin, as a percentage of net sales in Asia/Pacific, increased by 3.8 percentage points, primarily due to cost reductions and favorable foreign currency impact related to the U.S. dollar.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expense as a percentage of net sales for the three months ended March 31, 2010 was 25.3% compared to 23.7% for the same period a year ago.  SG&A expense increased by $7,644,000 or 8.1% for the quarter ended March 31, 2010 compared to the first quarter of last year.  Foreign currency translation increased these expenses by $5,195,000 in the quarter compared to the same period a year ago.  Excluding the impact of foreign currency translation, SG&A expense increased 2.6% for the quarter compared to the same period a year ago.  The increase in SG&A expense is primarily attributable to increased employee related costs.

NA/HME SG&A expense increased $1,379,000, or 2.8%, for the quarter compared to the same period a year ago.  Foreign currency translation increased SG&A by $684,000.  Excluding foreign currency translation, SG&A expense increased by $695,000, or 1.4%, primarily attributable to increased employee related costs.

ISG SG&A expense decreased $137,000, or 2.1%, for the quarter compared to the same period a year ago.

IPG SG&A expense increased $1,559,000, or 45.2%, for the quarter compared to the same period a year ago.  Foreign currency translation increased SG&A by $149,000.  The increase in expense for the first three months of 2010 is primarily attributable sales and marketing spending and unfavorable foreign currency exchange rate movement of the Canadian dollar.

European SG&A expense increased $4,308,000, or 15.3%, for the quarter compared to the same period a year ago.  For the quarter, foreign currency translation increased SG&A by $2,720,000, or 9.7%.  Excluding the impact of foreign currency translation, the increase in expense is primarily due to facilities and employee related costs.

Asia/Pacific SG&A expense increased $535,000, or 8.8%, for the quarter compared to the same period a year ago.  For the quarter, foreign currency translation increased SG&A expense by $1,642,000, or 26.9%.  Excluding the impact of foreign currency translation, SG&A expense decreased 18.2% as compared to last year, primarily due to cost reduction activities and favorable currency transaction impact related to the U.S. dollar.

Index

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

The company’s restructuring activities concluded in the fourth quarter of 2009 thus no material additional charges were incurred in the first quarter of 2010 compared to restructuring charges of $776,000 in the first three months of 2009 which included $218,000 in NA/HME, $171,000 in IPG, $101,000 in Asia/Pacific and $286,000 in Europe.  The 2009 charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.  There are no material accrual balances related to the charge remaining as of March 31, 2010.

LOSS ON DEBT EXTINGUISHMENT INCLUDING DEBT FINANCE CHARGES AND ASSOCIATED FEES

During the quarter ended March 31, 2010, the company paid down $15,772,000 par value of debt comprised of $14,772,000 related to the convertible senior subordinated debentures and $1,000,000 related to the senior notes.  The company retired the debt at a premium above par.  In accordance with Convertible Debt, ASC 470-20, the company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt.  As of the quarter ended March 31, 2010, the company recorded expense of $4,386,000 related to the loss on the debt retirement including the write-off of $414,000 pre-tax of deferred financing fees, which were previously capitalized.

INTEREST

Interest expense decreased $3,161,000 for the first quarter of 2010 compared to the same period last year primarily due to lower debt levels.  Interest income for the first quarter of 2010 decreased $293,000 compared to the same period last year, primarily due to lower average foreign cash balances.

INCOME TAXES

The Company had an effective tax rate of 41.5% and 46.1% on earnings before tax compared to the US statutory rate of 35% for the three month period ended March 31, 2010 and 2009, respectively.  The company’s effective tax rate for the three month period ended March 31, 2010 and 2009 was higher than the U.S. federal statutory rate as a result of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances, while normal tax expense was recognized in countries without tax valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

The company’s total debt outstanding (including the debt discount described above) decreased by $16,741,000 from $321,606,000 as of December 31, 2009 to $304,865,000 as of March 31, 2010 primarily as a result of the generation of cash flow and utilization of cash to pay down debt.  The company’s balance sheet reflects the impact of ASC 470-20 which reduced debt and increased equity by $42,050,000 and $48,272,000 as of March 31, 2010 and December 31, 2009, respectively.  The debt discount decreased $6,222,000 during the quarter primarily as a result of the extinguishment of convertible debt.

The company’s cash and cash equivalents were $26,067,000 at March 31, 2010, down from $37,501,000 at the end of the year.  The cash was primarily utilized to reduce debt.

The company’s borrowing arrangements contain covenants with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the company’s bank agreements and agreements with its note holders.  As of March 31, 2010, the company was in compliance with all covenant requirements.  Under the most restrictive covenant of the company’s borrowing arrangements as of March 31, 2010, the company had the capacity to borrow up to an additional $148,008,000.

Index

The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the previous twelve months.  As of March 31, 2010, the maximum leverage ratio permitted by the borrowing arrangements was 4.0 to 1.0.  The actual leverage ratio as of March 31 was 2.11 to 1.0 compared to 2.24 to 1.0 as of December 31, 2009.

The interest coverage ratio is defined in the credit facility as Consolidated EBITDA for the previous twelve months as compared to Consolidated Interest Charges for the previous twelve months.   As of March 31, 2010, the minimum interest coverage ratio permitted by the borrowing arrangements was 3.0 to 1.0.  The actual interest coverage ratio as of March 31, 2010 was 5.68 to 1.0 compared to 5.01 to 1.0 as of December 31, 2009.

The fixed charge ratio, as defined in the credit facility, takes into consideration several items including:  Consolidated EBITDA, rent and lease expense, capital expenditures, interest charges, regularly scheduled principal payments and federal, state and local taxes paid.  As of March 31, 2010, the minimum fixed charge ratio permitted by the borrowing arrangements was 1.6 to 1.0.  The actual fixed charge ratio as of March 31, 2010 was 2.69 to 1.0 compared to 2.20 to 1.0 as of December 31, 2009.

While there is general concern about the potential for rising interest rates, the company believes that its exposure to interest rate fluctuations is manageable given that portions of the company’s debt are at fixed rates for extended periods of time, the company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the company’s free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of March 31, 2010, the weighted average floating interest rate on borrowings was 7.26% compared to 7.27% as of December 31, 2009.

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

CAPITAL EXPENDITURES

The company had no individually material capital expenditure commitments outstanding as of March 31, 2010. The company estimates that capital investments for 2010 could approximate $25,000,000 as compared to $17,999,000 in 2009.  The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $10,249,000 for the first three months of 2010 compared to $2,514,000 used in the first three months of 2009.  Operating cash flows for the first three months of 2010 were significantly improved compared to the same period a year ago principally due to the collection of a tax receivable of $7,800,000, higher trade accounts receivable collections in the first quarter of 2010 compared to the first quarter of 2009 and an improvement in net earnings in the first quarter of 2010 compared to the first quarter of 2009.

Cash used for investing activities was $4,042,000 for the first three months of 2010 compared to $3,361,000 used in the first three months of 2009.  The increase in cash used for investing activities was primarily due to greater purchases of property, plant and equipment in the first three months of 2010 compared to the first three months of 2009.

Cash used by financing activities was $15,221,000 for the first three months of 2010 compared to cash provided of $12,835,000 in the first three months of 2009 and reflects the company’s utilization of cash to pay down debt.

Index

During the first three months of 2010, the company generated free cash flow of $5,784,000 compared to negative free cash flow of $4,530,000 in the first three months of 2009.  The increase was primarily attributable to the same items as noted above which impacted operating cash flows.  Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment.  Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including, for example, acquisitions).  However, it should be noted that the company’s definition of free cash flow may not be comparable to similar measures disclosed by other companies because not all companies calculate free cash flow in the same manner.

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided (used) by operating activities	$10,249	$(2,514)
Net cash impact related to restructuring activities	-	1,140
Less: Purchases of property and equipment - net	(4,465)	(3,156)
Free Cash Flow	$5,784	$(4,530)

DIVIDEND POLICY

On February 11, 2010, the company’s Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of April 6, 2010, which was paid on April 14, 2010.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

CRITICAL ACCOUNTING POLICIES

The Consolidated Financial Statements included in the report include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes. In preparing the financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Index

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

The company utilizes a discounted cash flow method model to analyze reporting units for impairment in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days’ sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta, a small cap stock adjustment and company specific risk premiums. The assumptions used are based on a market participant’s point of view and yielded a discount rate of 10.74% in 2009 compared to 8.90% to 9.90% in 2008.  If the discount rate used were 100 basis points higher for the 2009 impairment analysis, the company could potentially have an impairment for the Asia/Pacific reporting unit. Accordingly, the performance of the Asia/Pacific region in particular will be closely monitored going forward to determine if the goodwill for the region needs to be re-evaluated for potential impairment.

Index

The company’s annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly.  For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus, increase the change of impairment.  As well, future potential impairment is possible for any of the company’s reporting units should actual results differ materially from forecasted results used in the valuation analysis.

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

Accounting for Stock-Based Compensation
The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted since 2005 and the company continues to use a Black-Scholes valuation model. As of March 31, 2010, there was $13,167,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested options and shares, and includes $4,367,309 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

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

Index

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06 or the ASU).  The ASU amends ASC 820 to require a number of additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 roll forward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 also amends Topic 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The company adopted ASU 2010-06 effective January 1, 2010 and was utilized in preparing the fair value measurement disclosures.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations.  Based on March 31, 2010 debt levels, a 1% change in interest rates would impact interest expense by approximately $20,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

The company’s current financing agreements, established in February 2007, provided the company with initial total capacity of approximately $710,000,000. The $150,000,000 revolving credit facility has the earliest expiration date, which is February 2012. Accordingly, the company’s exposure to the volatility of the current market environment is limited as the company does not currently need to re-finance any of its debt. However, the company’s borrowing arrangements contain covenants with respect to, among other items, maximum amount of debt, minimum loan commitments, interest coverage, dividend payments, working capital, and debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the company’s bank agreements and agreement with its note holders. The company is in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the company would have to attempt to obtain financing in the current market environment and thus likely be required to pay much higher interest rates.

Index

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could”, “plan,” “intend,” “expect,” “continue,” “forecast,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Examples of forward-looking statements include, but are not limited to, statements made regarding the Company’s guidance for 2010 earnings (or adjusted earnings) or 2010 earnings (or adjusted earnings) per share. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: adverse changes in government and other third-party payor reimbursement levels and practices (such as, for example, the Medicare bidding program covering nine metropolitan areas beginning in 2011 and an additional 91 metropolitan areas beginning in 2013), impacts of the U.S. health care reform legislation that was recently enacted (such as, for example, the excise tax beginning in 2013 on medical devices), together with further regulations to be promulgated by the U.S. Secretary of Treasury; the loss of the services of the Company’s key management and personnel (even if on a temporary basis); the uncertain impact on the Company’s  providers, on the Company’s suppliers and on the demand for the Company’s products of the current global economic downturn and general volatility in the credit and stock markets; loss of key health care providers; exchange rate and tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; consolidation of health care providers and the Company’s competitors; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; potential product recalls; legal actions or regulatory proceedings and governmental investigations; product liability claims; possible adverse effects of being leveraged, which could impact the Company’s ability to raise capital, limit its ability to react to changes in the economy or the health care industry or expose the Company to interest rate or event of default risks; increased freight costs; inadequate patents or other intellectual property protection; extensive government regulation of the Company’s products; failure to comply with regulatory requirements or receive regulatory clearance or approval for the Company’s products or operations in the United States or abroad; incorrect assumptions concerning demographic trends that impact the market for the Company’s products; decreased availability or increased costs of materials which could increase the Company’s costs of producing or acquiring the Company’s products; inability to acquire strategic acquisition candidates because of limited financing alternatives; increased security concerns and potential business interruption risks associated with political and/or social unrest in foreign countries where the Company’s facilities or assets are located; provisions of Ohio law or in the Company’s  debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in Invacare’s reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.

During the quarter ended March 31, 2010, the company implemented a new financial reporting consolidation system.  Various controls and procedures were modified as a result of the new system.  This change is not deemed to have materially affected, or reasonably likely to materially affect, the company’s internal control over financial reporting.

As of March 31, 2010, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective, as of March 31, 2010, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The adoption of healthcare reform in the United States may adversely affect the company’s business, results of operations and/or financial condition.

In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law imposes a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. The company is still evaluating the impact of this tax on its overall business. Various healthcare reform proposals have also emerged at the state level. The new law and these proposals could impact the demand for the company’s products or the prices at which the company sells its products. In addition, the excise tax will increase the company’s cost of doing business. The impact of this law and these proposals could have a material adverse effect on the company’s business, results of operations and/or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
The following table presents information with respect to repurchases of common shares made by the company during the three months ended March 31, 2010. All of the repurchased shares were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the exercise of stock options held by the employees under the company’s 2003 Performance Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/2010-1/31/10	1,542	$25.30	-	1,362,900
2/1/2010-2/28/10	17,173	28.06	-	1,362,900
3/1/2010-3/31/10	-	-	-	1,362,900
Total	18,715	$27.83	-	1,362,900

Index

On August 17, 2001, the Board of Directors authorized the company to repurchase up to 2,000,000 Common Shares.  To date, the company has purchased 637,100 shares under this program, with authorization remaining to purchase 1,362,900 additional shares.  The company purchased no shares pursuant to this program during the first three months of 2010.

During the first three months of 2010, the company purchased a total of $14,772,000 in principal amount of its outstanding 4.125% Senior Subordinated Convertible Debentures due 2027 in open market transactions for an aggregate of approximately $18.4 million.  The company may from time to time seek to retire or purchase the company’s outstanding 9 3/4% Senior Notes due 2015 and/or 4.125% Senior Subordinated Convertible Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise.

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

INVACARE CORPORATION

Date: May 6, 2010	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)