Form 10-Q
period 2010-06-30
INVACARE CORP
filed 2010-08-06
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and ”small reporting company” in Rule 12b-2 of the Exchange Act (Check One).   Large accelerated filer         Accelerated filer  X    Non-accelerated filer       (Do not check if a smaller reporting company)  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No     X

As of August 4, 2010, the registrant had 31,288,927 Common Shares and 1,097,516 Class B Common Shares outstanding.

INVACARE CORPORATION

Index

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2010	December 31, 2009

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$31,205	$37,501
Trade receivables, net	250,701	263,014
Installment receivables, net	3,217	3,565
Inventories, net	170,955	172,222
Deferred income taxes	648	390
Other current assets	43,707	51,772
TOTAL CURRENT ASSETS	500,433	528,464

OTHER ASSETS	43,702	48,006
OTHER INTANGIBLES	71,936	85,305
PROPERTY AND EQUIPMENT, NET	130,189	141,633
GOODWILL	476,292	556,093
TOTAL ASSETS	$1,222,552	$1,359,501

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$148,964	$141,059
Accrued expenses	127,571	142,293
Accrued income taxes	2,710	5,884
Short-term debt and current maturities of long-term obligations	1,046	1,091
TOTAL CURRENT LIABILITIES	280,291	290,327

LONG-TERM DEBT	261,469	272,234
OTHER LONG-TERM OBLIGATIONS	93,834	95,703
SHAREHOLDERS' EQUITY
Preferred shares	-	-
Common shares	8,348	8,273
Class B common shares	275	278
Additional paid-in-capital	227,953	229,272
Retained earnings	347,909	346,272
Accumulated other comprehensive earnings	65,992	174,204
Treasury shares	(63,519)	(57,062)
TOTAL SHAREHOLDERS' EQUITY	586,958	701,237
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,222,552	$1,359,501

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Operations - (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2010	2009	2010	2009
Net sales	$430,828	$412,541	$833,068	$810,536
Cost of products sold	304,338	294,486	588,865	584,013
Gross profit	126,490	118,055	244,203	226,523
Selling, general and administrative expense	104,421	97,939	206,197	192,072
Loss on debt extinguishment including debt finance charges and associated fees	14,048	-	18,434	-
Charge related to restructuring activities	-	1,124	-	1,900
Interest expense	5,770	8,783	12,162	18,336
Interest income	(163)	(352)	(310)	(793)
Earnings before income taxes	2,414	10,561	7,720	15,008
Income taxes	3,025	2,900	5,225	4,950
NET EARNINGS (LOSS)	$(611)	$7,661	$2,495	$10,058
DIVIDENDS DECLARED PER COMMON SHARE	.0125	.0125	.0250	.0250
Net earnings (loss) per share – basic	$(0.02)	$0.24	$0.08	$0.31
Weighted average shares outstanding - basic	32,386	31,935	32,367	31,933
Net earnings (loss) per share – assuming dilution	$(0.02)	$0.24	$0.08	$0.31
Weighted average shares outstanding - assuming dilution	32,386	31,939	32,669	31,936

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows - (unaudited)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES	(In thousands)
Net earnings	$2,495	$10,058
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Amortization of convertible debt discount	1,706	2,012
Loss on debt extinguishment including debt finance charges and associated fees	18,434	-
Depreciation and amortization	18,245	19,825
Provision for losses on trade and installment receivables	8,112	8,397
Provision for other deferred liabilities	1,421	1,378
Provision (benefit) for deferred income taxes	(117)	259
Provision for stock-based compensation	2,840	1,782
Gain on disposals of property and equipment	9	99
Changes in operating assets and liabilities:
Trade receivables	(5,132)	4,648
Installment sales contracts, net	(466)	(1,362)
Inventories	(9,807)	6,588
Other current assets	6,916	10,501
Accounts payable	13,780	(839)
Accrued expenses	(6,499)	(24,984)
Other deferred liabilities	2,143	750
NET CASH PROVIDED BY OPERATING ACTIVITIES	54,080	39,112

INVESTING ACTIVITIES
Purchases of property and equipment	(8,422)	(7,186)
Proceeds from sale of property and equipment	313	1,049
Other long term assets	813	(1,147)
Business acquisitions, net of cash acquired	(13,725)	-
Other	(223)	(145)
NET CASH USED FOR INVESTING ACTIVITIES	(21,244)	(7,429)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term borrowings	201,661	191,811
Payments on revolving lines of credit and long-term debt and capital lease obligations	(236,396)	(223,815)
Proceeds from exercise of stock options	1,002	-
Payment of dividends	(808)	(800)
NET CASH USED BY FINANCING ACTIVITIES	(34,541)	(32,804)
Effect of exchange rate changes on cash	(4,591)	3,314
Increase (decrease) in cash and cash equivalents	(6,296)	2,193
Cash and cash equivalents at beginning of period	37,501	47,516
Cash and cash equivalents at end of period	$31,205	$49,709

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated
Financial Statements
(Unaudited)
June 30, 2010

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

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 2010, the results of its operations for the three and six months ended June 30, 2010 and changes in its cash flow. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company’s financial statements. All significant intercompany transactions are eliminated.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements - On January 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06).  The ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 roll forward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 also amends Topic 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The company adopted ASU 2010-06 effective January 1, 2010 and it was utilized in preparing the fair value measurement disclosures.

On July 21, 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20).  ASU 2010-20 requires entities to provide extensive new disclosures regarding credit-risk exposures, including how credit risk is analyzed and assessed, and allowances for credit losses, including reasons for changes each period.  The company is analyzing the impact of ASU 2010-20, which is currently expected to impact disclosures regarding the company’s installment receivable disclosures in the company’s 2010 Form 10-K.  The company does not believe ASU 2010-20 will have any material impact on the company’s financial position, results of operations or cash flows.

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

The NA/HME segment sells each of three primary product lines, which includes: standard, rehab and respiratory products. Invacare Supply Group sells distributed product and the Institutional Products Group sells health care furnishings and accessory products. Europe and Asia/Pacific sell the same product lines as NA/HME and the Institutional Products Group. Each business segment sells to the home health care, retail and extended care markets.

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company’s consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers is not considered in evaluating segment performance, except for Asia/Pacific due to its significant intercompany sales volume.

Index

The information by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues from external customers
North America / HME	$190,089	$188,076	$365,075	$374,779
Invacare Supply Group	72,826	68,550	142,544	133,863
Institutional Products Group	22,700	21,233	44,978	44,007
Europe	123,105	117,218	240,833	225,605
Asia/Pacific	22,108	17,464	39,638	32,282
Consolidated	$430,828	$412,541	$833,068	$810,536
Intersegment Revenues
North America / HME	$22,396	$14,454	$43,343	$28,684
Invacare Supply Group	19	107	32	198
Institutional Products Group	1,540	279	2,997	1,150
Europe	2,491	1,928	5,333	3,851
Asia/Pacific	8,547	7,058	15,784	15,393
Consolidated	$34,993	$23,826	$67,489	$49,276
Charge related to restructuring before income taxes
North America / HME	$-	$117	$-	$335
Institutional Products Group	-	-	-	171
Europe	-	338	-	624
Asia/Pacific	-	669	-	770
Consolidated	$-	$1,124	$-	$1,900
Earnings (loss) before income taxes
North America / HME	$10,479	$10,588	$22,026	$15,307
Invacare Supply Group	1,331	1,011	2,199	1,875
Institutional Products Group	3,331	610	5,138	3,092
Europe	9,293	7,421	13,827	11,021
Asia/Pacific	2,534	(612)	3,351	(337)
All Other *	(24,554)	(8,457)	(38,821)	(15,950)
Consolidated	$2,414	$10,561	$7,720	$15,008

* “All Other” consists of un-allocated corporate selling, general and administrative costs, which do not meet the quantitative criteria for determining reportable segments.  In addition, “All Other” loss before income taxes includes loss on debt extinguishment including finance charges and associated fees.

Index

Net Earnings (Loss) Per Common Share - The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated (amounts in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Basic
Average common shares outstanding	32,386	31,935	32,367	31,933

Net earnings (loss)	$(611)	$7,661	$2,495	$10,058

Net earnings (loss) per common share	$(0.02)	$0.24	$.08	$0.31

Diluted
Average common shares outstanding	32,386	31,935	32,367	31,933
Stock options and awards	-	4	302	3
Average common shares assuming dilution	32,386	31,939	32,669	31,936

Net earnings (loss)	$(611)	$7,661	$2,495	$10,058

Net earnings (loss) per common share	$(0.02)	$0.24	$0.08	$0.31

At June 30, 2010, 3,213,910 and 2,780,343 shares were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2010, respectively, as they were anti-dilutive.  At June 30, 2009, 4,478,099 and 4,495,782 shares were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2009, respectively, as they were anti-dilutive.  For the three and six months ended June 30, 2010, the majority of the anti-dilutive shares were granted at an exercise price of $41.87 which was higher than the average fair market value prices of $24.59 and $25.76, respectively. For the three and six months ended June 30, 2009, the majority of the anti-dilutive shares were granted at an exercise price of $41.87 which was higher than the average fair market value prices of $16.56 for both periods, respectively.  For the six months ended June 30, 2010, the company included the impact of 178,000 shares necessary to settle the conversion spread related to the company’s 4.125% Senior Subordinated Convertible Debentures due 2027.  This is attributable to the company’s average stock price during the first six months being greater than the conversion price of $24.79, established under the indenture governing the convertible debentures.

Concentration of Credit Risk - The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation to DLL, which was $29,020,000 at June 30, 2010,  for events of default under the contracts, which total $76,306,000 at June 30, 2010. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability of $881,000 for this guarantee obligation within accrued expenses. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

Substantially all of the company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid and the company has seen a significant shift in reimbursement to customers from managed care entities. Government reimbursement program changes such as the Competitive Bidding Program in the U.S. announced in the second quarter of 2010 which is scheduled to start January 1, 2011 in nine metropolitan statistical areas (MSAs) can have a significant impact on the collectability of accounts receivable for those customers which are in the MSA locations impacted and which have a portion of their revenues tied to Medicare reimbursement.  Changes in reimbursement programs can have an adverse impact on dealer liquidity and profitability. In addition, reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain as well as the timing of reimbursement and, thus, affect the product mix, pricing and payment patterns of the company’s customers.

Index

Goodwill and Other Intangibles - The decrease in goodwill reflected on the balance sheet from December 31, 2009 to June 30, 2010 was the result of foreign currency translation offset by an increase of $6,290,000 as the result of an acquisition included in the Institutional Products Group segment for which the entire amount is deductible for tax purposes.

All of the company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $29,460,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2009 to June 30, 2010 were the result of foreign currency translation and amortization except for $2,430,000 recorded for customer lists as the result of an acquisition made during the quarter which is included in the Institutional Products Group segment.

As of June 30, 2010 and December 31, 2009, other intangibles consisted of the following (in thousands):
	June 30, 2010		December 31, 2009
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$69,826	$34,702	$78,780	$36,359
Trademarks	29,460	—	34,953	—
License agreements	3,067	2,860	4,326	4,051
Developed technology	8,159	3,525	7,409	2,434
Patents	6,874	5,113	7,020	5,246
Other	5,927	5,177	5,905	4,998
	$123,313	$51,377	$138,393	$53,088

Amortization expense related to other intangibles was $4,028,000 in the first six months of 2010 and is estimated to be $8,412,000 in 2010, $8,216,000 in 2011, $8,011,000 in 2012, $6,855,000 in 2013, $6,516,000 in 2014 and $5,307,000 in 2015.  Definite lived intangibles are being amortized on a straight-line basis for periods from 3 to 20 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

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

The amounts of stock-based compensation expense recognized were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense recognized as part of selling, general and administrative expense	$1,283	$885	$2,840	$1,782

The amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan (the “2003 Plan”).  Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company’s Business Segment Note to the Consolidated Financial Statements.

Stock Incentive Plans - The 2003 Plan allows the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to grant up to 6,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock).  The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards.  During the first six months of 2010, the Committee granted 10,232 non-qualified stock options with a term of ten years at the fair market value of the company’s Common Shares on the date of grant under the 2003 Plan, which vest ratably in annual installments over the four years following the grant date.

Index

Under the terms of the company’s outstanding restricted stock awards, all of the shares granted vest ratably over the four years after the grant date.  Compensation expense of $988,000 was recognized related to restricted stock awards in the first six months of 2010 and as of June 30, 2010, outstanding restricted stock awards totaling 239,920 were not yet vested.

As of June 30, 2010, there was $11,877,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Plan, which is related to non-vested options and shares, and includes $3,878,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

Stock option activity during the six months ended June 30, 2010 was as follows:
	2010	Weighted Average Exercise Price
Options outstanding at January 1	4,619,528	$29.28
Granted	10,232	25.30
Exercised	(292,888)	23.37
Canceled	(46,662)	23.41
Options outstanding at June 30	4,290,210	$29.73

Options price range at June 30	$10.70 to
	$47.80
Options exercisable at June 30	2,825,619
Options available for grant at June 30*	3,167,697

* Options available for grant as of June 30, 2010 reduced by net restricted stock award activity of  400,278.

The following table summarizes information about stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
	Number Outstanding	Average Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Prices	At 6/30/10	Contractual Life	Exercise Price	At 6/30/10	Exercise Price
$10.70 - $14.89	23,892	2.0 years	$10.83	23,142	$10.70
$16.55 - $24.43	1,517,638	7.8	$21.65	484,288	$22.67
$24.90 - $36.40	1,590,289	3.9	$29.13	1,159,798	$30.36
$37.70 - $47.80	1,158,391	4.2	$41.53	1,158,391	$41.53
Total	4,290,210	5.3	$29.73	2,825,619	$33.46

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

Index

Warranty Costs - Generally, the company’s products are covered from the date of sale to the customer by warranties against defects in material and workmanship for various periods depending on the product. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the first six months of 2010.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2010	$21,506
Warranties provided during the period	2,899
Settlements made during the period	(5,384)
Changes in liability for pre-existing warranties during the period, including expirations	208
Balance as of June 30, 2010	$19,229

Long-Term Debt - On May 9, 2008, Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) as codified in Debt with Conversion and Other Options, ASC 470-20, was issued to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion. The FASB believed this clarification was needed because the accounting that was being applied for convertible debt prior to FSP APB 14-1 did not fully reflect the true economic impact on the issuer since the conversion option was not captured as a borrowing cost and its full dilutive effect was not included in earnings per share.  ASC 470-20 required separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate. Accordingly, the company initially split the total debt amount of $135,000,000 attributable to its 4.125% Senior Subordinated Convertible Debentures due 2027 into a convertible debt amount of $75,988,000 and a stockholders’ equity (debt discount) amount of $59,012,000 as of the retrospective adoption date of February 12, 2007 and is accreting the resulting debt discount as interest expense over a ten year life. The Consolidated Balance Sheet as of June 30, 2010 reflects a decrease in long-term debt and an offsetting increase in paid in capital of $30,600,000 and a deferred tax liability of $10,710,000 offset by a valuation reserve of the same amount compared to comparable amounts of $48,272,000 and $16,895,000, respectively, as of December 31, 2009.

During the three and six months ended June 30, 2010, the company paid down $59,131,000 and $74,903,000 par value of debt, respectively, comprised of $31,131,000 ($19,681,000 reduction of debt and $11,450,00 reduction of equity) and $45,903,000 ($28,231,000 reduction of debt and $17,672,00 reduction of equity), respectively, related to its 4.125% Senior Subordinated Convertible Debentures and $28,000,000 and $29,000,000, respectively, related to its 9 ¾% Senior Notes due 2015.  The company retired the debt at a premium above par.  In accordance with Convertible Debt, ASC 470-20, the company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt.  For the three and six months ended June 30, 2010, the company recorded pre-tax expense of $14,048,000 and $18,434,000, respectively, related to the loss on the debt extinguishment including the write-off of $1,471,000 and $1,885,000, respectively of pre-tax of deferred financing fees, which were previously capitalized.

The company utilized its cash and cash flows from operations as well as its revolving line of credit primarily to pay down the debt noted above.  At June 30, 2010, the company had outstanding $50,118,000 on its revolving line of credit compared to $1,725,000 as of December 31, 2009.

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

The company’s previous restructuring activities concluded in the fourth quarter of 2009 thus no additional charges were incurred in the first half of 2010.  There are no material accrual balances related to the charge remaining as of June 30, 2010.

Index

A progression of the accruals by segment recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total

December 31, 2009 Balance
NA/HME	46	1	23	—	70
IPG	5	—	—	—	5
Europe	816	—	—	343	1,159
Asia/Pacific	42	—	—	—	42
Total	$909	$1	$23	$343	$1,276

Payments
NA/HME	(46)	(1)	(23)	—	(70)
IPG	(5)		—		(5)
Europe	(816)	—	—	(343)	(1,159)
Asia/Pacific	(42)	—	—	—	(42)
Total	$(909)	$(1)	$(23)	$(343)	$(1,276)

June 30, 2010 Balance
NA/HME	—	—	—	—	—
IPG	—	—	—	—	—
Europe	—	—	—	—	—
Asia/Pacific	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Comprehensive Earnings (loss) - Total comprehensive earnings (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings (loss)	$(611)	$7,661	$2,495	$10,058
Foreign currency translation gain (loss)	(60,747)	80,747	(110,887)	71,950
Unrealized gain on available for sale securities	-	33	-	47
SERP/DBO amortization of prior service costs and unrecognized losses	151	132	308	191
Current period unrealized gain (loss) on cash flow hedges, net of tax	(146)	(338)	2,367	1,937
Total comprehensive earnings (loss)	$(61,353)	$88,235	$(105,717)	$84,183

Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):

	June 30, 2010	December 31, 2009
Finished goods	$101,115	$99,701
Raw Materials	56,789	59,451
Work in Process	13,051	13,070
	$170,955	$172,222

Index

Property and Equipment - Property and equipment consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Machinery and equipment	$318,566	$329,181
Land, buildings and improvements	87,571	98,160
Furniture and fixtures	25,246	26,635
Leasehold improvements	15,705	14,744
	447,088	468,720
Less allowance for depreciation	(316,899)	(327,087)
	$130,189	$141,633

Acquisitions- In June 2010, Invacare Corporation acquired an equipment rental company focused on skilled nursing and long-term care providers for $13,725,000, which was paid in cash.  Pursuant to the purchase agreement, the company agreed to pay contingent consideration of up to $1,000,000 if certain revenue growth and earnings projections are met for which the company has estimated a de minimis fair value based on the company’s assessment of the probability of payout.  In October 2008, Invacare Corporation purchased a billing company operating as Homecare Collection Services (HCS) for $6,268,000. Pursuant to the HCS purchase agreement, the company agreed to pay contingent consideration based upon earnings before interest, taxes and depreciation over the three years subsequent to the acquisition up to a maximum of $3,000,000. When the contingency related to the acquisition is determinable, any additional consideration paid will increase the respective purchase price and reported goodwill.  No contingent consideration was payable based on the results of HCS in the first year.

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

To protect against increases/decreases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the company utilizes foreign currency forward contracts to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The gains and losses are included in cost of products sold and selling, general and administrative expenses on the consolidated statement of operations.  If it is later determined that a hedged forecasted transaction is unlikely to occur, any gains or losses on the forward contracts associated with the forecasted transactions that are no longer probable of occurring would be reclassified from other comprehensive income into earnings. The company does not expect any material amount of hedge ineffectiveness related to forward contract cash flow hedges during the next twelve months.

Index

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits it hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature.  Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month.  Forward contracts with a total notional amount in USD of $41,683,000 and $82,081,000 matured during the three and six months ended June 30, 2010, respectively.

Foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	June 30, 2010		December 31, 2009
	Notional Amount	Unrealized Gain (Loss)	Notional Amount	Unrealized Gain (Loss)
USD / AUD	$1,650	$106	$3,294	$(41)
USD / CAD	25,934	41	49,345	202
USD / EUR	13,347	2,062	22,119	(526)
USD / GBP	1,762	201	3,640	(72)
USD / NZD	4,694	(48)	8,286	130
USD / SEK	5,762	85	8,965	(100)
USD / MXN	3,400	210	2,520	217
EUR / CHF	4,201	(51)	2,755	(9)
EUR / GBP	8,105	(570)	22,258	27
EUR / SEK	2,471	43	3,800	15
EUR / NZD	4,054	480	8,029	359
GBP / CHF	208	-	501	14
GBP / SEK	951	18	2,169	37
GBP / DKK	82	(3)	765	17
DKK / CHF	228	(8)	-	-
DKK / SEK	2,992	(47)	7,439	52
DKK / NOK	927	(52)	2,236	19
NOK / EUR	-	-	342	6
NOK / CHF	828	6	592	(9)
NOK / SEK	518	-	1,190	(21)
	$82,114	$2,473	$150,245	$317

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

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment
The company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815 although they could qualify for hedge accounting treatment.  These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries.  The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract.  No material net gain or loss was realized by the company for the quarter or six month period ended June 30, 2010 related to these forward contracts and the associated short-term intercompany trading receivables and payables.

Index

Foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in and outstanding as of June 30, 2010 and 2009 were as follows (in thousands USD):

	June 30, 2010		June 30, 2009
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
CAD / USD	$9,350	$(231)	$7,666	$82
NZD / USD	13,396	(174)	-	-
NOK / USD	-	-	2,771	26
SEK / USD	3,187	22	8,218	216
DKK / USD	2,539	(76)	3,234	159
GBP / USD	-	-	4,382	393
EUR / USD	11,912	(290)	14,988	454
EUR / GBP	1,544	(68)	-	-
EUR / SEK	118	(6)	-	-
	$42,046	$(823)	$41,259	$1,330

The fair values of the company’s derivative instruments were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	$3,877	$1,404	$1,815	$1,498

Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward contracts	56	879	92	675

Total derivatives	$3,933	$2,283	$1,907	$2,173

The fair values of the company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on the Statement of Operations and Other Comprehensive Income (OCI) for the quarter and six months ended June 30, 2010 was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Quarter ended June 30, 2010:
Foreign currency forward contracts	$(918)	$840	$(65)

Six months ended June 30, 2010:
Foreign currency forward contracts	$1,338	$779	$(39)

Quarter ended June 30, 2009:
Foreign currency forward contracts	$(2,000)	$113	$-
Interest rate swap contracts	2,454	(1,240)	-
	$454	$(1,127)	$-
Six months ended June 30, 2009:
Foreign currency forward contracts	$(367)	$68	$-
Interest rate swap contracts	4,699	(2,393)	-
	$4,332	$(2,325)	$-

Index

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives
Quarter ended June 30, 2010:
Foreign currency forward contracts	$(1,144)

Six months ended June 30, 2010:
Foreign currency forward contracts	$(823)

Quarter ended June 30, 2009:
Foreign currency forward contracts	$1,834

Six months ended June 30, 2009:
Foreign currency forward contracts	$2,503

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases.  For the quarter and six months ended June 30 2010, net sales were increased by $426,000 and $540,000, respectively, and cost of product sold was decreased by $414,000  and $239,000 for net realized gains of $840,000 and $779,000, respectively. For the quarter and six months ended June 30, 2009, net sales were increased by $946,000 and $830,000, respectively, and cost of product sold was increased by $833,000 and $762,000, respectively, for net realized gains of $113,000 and $68,000, respectively.   No swap agreements were outstanding in 2010 while swaps were outstanding in 2009 which resulted in losses of $1,240,000 and $2,393,000 for the quarter and six months ended June 30, 2009 which were recorded in interest expense for those periods.

Losses of $1,144,000 and $823,000 were recognized in selling, general and administrative (SG&A) expenses in the quarter and six months ended June 30, 2010, respectively, compared to gains of $1,834,000 and $2,503,000 in the quarter and six months ended June 30, 2009, respectively, on foreign currency forward contracts not designated as hedging instruments, which were substantially offset by losses also recorded in SG&A expenses on the intercompany trade payables for which the derivatives were entered into to offset.  In addition, losses of $65,000 and $39,000 were recognized in the quarter and six months ended June 30, 2010, respectively, related to derivatives no longer qualifying for hedge accounting treatment as the forecasted transactions hedged by those derivatives are no longer probable of occurring and as a result, the hedging relationship is ineffective.  No comparable gain or loss was recognized in the quarter or six months ended June 30, 2009.

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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands):

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	June 30, 2010	Level I	Level II	Level III
Forward Exchange Contracts	$1,650	$-	$1,650	$-

Index

Forward Contracts:  The company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany trade receivables/payables and loans as well as third party sales or purchases. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are used to hedge various currencies. The company does not use derivative financial instruments for speculative purposes. Fair values for the company’s foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities.

The carrying amounts and fair values of the company’s financial instruments at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$31,205	$31,205	$37,501	$37,501
Other investments	1,547	1,547	1,521	1,521
Installment receivables, net	5,547	5,547	7,106	7,106
Long-term debt (including current maturities of long-term debt) *	(262,515)	(281,706)	(273,325)	(299,288)
Forward contracts in other current assets	3,933	3,933	1,907	1,907
Forward contracts in accrued expenses	(2,283)	(2,283)	(2,173)	(2,173)

* The carrying amounts and fair values exclude convertible debt classified as equity in accordance with FSP APB 14-1 ($30,600,000 and $48,272,000 as of June 30, 2010 and December 31, 2009, respectively).

Income Taxes - The Company had an effective tax rate of 125.3% and 67.7% on earnings before tax for the three and six month periods ended June 30, 2010, respectively, compared to an expected rate at the US statutory rate of 35%.  For the three and six month periods ended June 30, 2009, the Company had  an effective rate of 27.5% and 33.0%, respectively, compared to an expected rate at the US statutory rate of 35%.  The Company’s effective tax rate for the three and six month periods ended June 30, 2010 was higher than the U.S. federal statutory rate as a result of the significant negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances.  The Company’s foreign subsidiaries, as a group excluding those with tax valuation allowances, recognized an effective tax rate lower than the US statutory rate.  The Company continued to be in a loss position in the U.S. principally as a result of recording expense of $14,048,000 and $18,434,000 for the three and six months ended June 30, 2010, respectively, related to the extinguishment of convertible and senior debt at a premium.

For the three and six month periods ended June 30, 2009, the effective tax rate was lower than the U.S. federal statutory rate as a result of the negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances, which was more than offset by  normal tax expense recognized in countries without tax allowances.  The Company’s foreign subsidiaries, as a group excluding those with tax valuation allowances, recognized an effective tax rate lower than the US statutory rate.

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

Index

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Three month period ended June 30, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$101,403	$184,190	$171,337	$(26,102)	$430,828
Cost of products sold	72,635	143,762	113,978	(26,037)	304,338
Gross Profit	28,768	40,428	57,359	(65)	126,490
Selling, general and administrative expenses	35,501	28,367	40,553	-	104,421
Loss on debt extinguishment including debt finance charges and associated fees	14,048	-	-	-	14,048
Income (loss) from equity investee	25,203	7,239	(395)	(32,047)	-
Interest expense - net	4,703	202	702	-	5,607
Earnings (loss) before Income Taxes	(281)	19,098	15,709	(32,112)	2,414
Income taxes	330	403	2,292	-	3,025
Net Earnings (loss)	$(611)	$18,695	$13,417	$(32,112)	$(611)

Three month period ended June 30, 2009
Net sales	$95,693	$173,208	$160,897	$(17,257)	$412,541
Cost of products sold	66,892	135,846	109,123	(17,375)	294,486
Gross Profit	28,801	37,362	51,774	118	118,055
Selling, general and administrative expenses	31,336	30,313	36,290	-	97,939
Charge related to restructuring activities	117	-	1,007	-	1,124
Income (loss) from equity investee	18,388	5,066	(3,209)	(20,245)	-
Interest expense - net	7,705	(1,003)	1,729	-	8,431
Earnings (loss) before Income Taxes	8,031	13,118	9,539	(20,127)	10,561
Income taxes	370	100	2,430	-	2,900
Net Earnings (loss)	$7,661	$13,018	$7,109	$(20,127)	$7,661

Index

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Six month period ended June 30, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$195,241	$355,437	$332,782	$(50,392)	$833,068
Cost of products sold	138,773	278,970	221,523	(50,401)	588,865
Gross Profit	56,468	76,467	111,259	9	244,203
Selling, general and administrative expenses	67,214	53,202	85,781	-	206,197
Loss on debt extinguishment including debt finance charges and associated fees	18,434	-	-	-	18,434
Income (loss) from equity investee	42,447	8,834	(384)	(50,897)	-
Interest expense - net	9,779	309	1,764	-	11,852
Earnings (loss) before Income Taxes	3,488	31,790	23,330	(50,888)	7,720
Income taxes	993	553	3,679	-	5,225
Net Earnings (loss)	$2,495	$31,237	$19,651	$(50,888)	$2,495

Six month period ended June 30, 2009
Net sales	$184,079	$351,577	$309,548	$(34,668)	$810,536
Cost of products sold	131,578	277,859	209,351	(34,775)	584,013
Gross Profit	52,501	73,718	100,197	107	226,523
Selling, general and administrative expenses	60,195	59,257	72,620	-	192,072
Charge related to restructuring activities	335	-	1,565	-	1,900
Income (loss) from equity investee	34,007	6,296	(6,233)	(34,070)	-
Interest expense - net	15,190	(1,236)	3,589	-	17,543
Earnings (loss) before Income Taxes	10,788	21,993	16,190	(33,963)	15,008
Income taxes	730	200	4,020	-	4,950
Net Earnings (loss)	$10,058	$21,793	$12,170	$(33,963)	$10,058

Index

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) June 30, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$4,140	$3,296	$23,769	$-	$31,205
Trade receivables, net	93,531	68,608	88,562	-	250,701
Installment receivables, net	-	871	2,346	-	3,217
Inventories, net	42,062	37,150	93,054	(1,311)	170,955
Deferred income taxes	-	-	648	-	648
Other current assets	14,488	6,443	24,164	(1,388)	43,707
Total Current Assets	154,221	116,368	232,543	(2,699)	500,433
Investment in subsidiaries	1,382,414	602,781	-	(1,985,195)	-
Intercompany advances, net	79,994	693,126	208,858	(981,978)	-
Other Assets	40,388	2,190	1,124	-	43,702
Other Intangibles	1,388	10,098	60,450	-	71,936
Property and Equipment, net	48,228	12,548	69,413	-	130,189
Goodwill	5,023	33,891	437,378	-	476,292
Total Assets	$1,711,656	$1,471,002	$1,009,766	$(2,969,872)	$1,222,552

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$81,133	$17,064	$50,767	$-	$148,964
Accrued expenses	40,544	22,108	66,307	(1,388)	127,571
Accrued income taxes	-	-	2,710	-	2,710
Short-term debt and current maturities of long-term obligations	173	128	745	-	1,046
Total Current Liabilities	121,850	39,300	120,529	(1,388)	280,291
Long-Term Debt	253,644	5	7,820	-	261,469
Other Long-Term Obligations	48,937	-	44,897	-	93,834
Intercompany advances, net	700,267	188,645	93,066	(981,978)	-
Total Shareholders’ Equity	586,958	1,243,052	743,454	(1,986,506)	586,958
Total Liabilities and Shareholders’ Equity	$1,711,656	$1,471,002	$1,009,766	$(2,969,872)	$1,222,552

Index

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) December 31, 2009	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$6,569	$2,526	$28,406	$-	$37,501
Trade receivables, net	101,416	64,451	101,312	(4,165)	263,014
Installment receivables, net	-	954	2,611	-	3,565
Inventories, net	42,512	39,114	91,916	(1,320)	172,222
Deferred income taxes	-	-	390	-	390
Other current assets	15,608	6,307	31,245	(1,388)	51,772
Total Current Assets	166,105	113,352	255,880	(6,873)	528,464
Investment in subsidiaries	1,447,759	594,024	-	(2,041,783)	-
Intercompany advances, net	115,510	1,057,341	196,323	(1,369,174)	-
Other Assets	43,246	3,420	1,340	-	48,006
Other Intangibles	1,604	8,023	75,678	-	85,305
Property and Equipment, net	49,608	9,344	82,681	-	141,633
Goodwill	5,023	24,634	526,436	-	556,093
Total Assets	1,828,855	$1,810,138	$1,138,338	$(3,417,830)	$1,359,501

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$70,867	$12,986	$57,206	$-	$141,059
Accrued expenses	45,309	24,137	78,400	(5,553)	142,293
Accrued income taxes	-	-	5,884	-	5,884
Short-term debt and current maturities of long-term obligations	173	-	918	-	1,091
Total Current Liabilities	116,349	37,123	142,408	(5,553)	290,327
Long-Term Debt	262,188	-	10,046	-	272,234
Other Long-Term Obligations	45,156	2,040	48,507	-	95,703
Intercompany advances, net	703,925	564,582	100,667	(1,369,174)	-
Total Shareholders’ Equity	701,237	1,206,393	836,710	(2,043,103)	701,237
Total Liabilities and Shareholders’ Equity	$1,828,855	$1,810,138	$1,138,338	$(3,417,830)	$1,359,501

Index

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Six month period ended June 30, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$40,095	$14,764	$(779)	$-	$54,080
Investing Activities
Purchases of property and equipment	(4,200)	(246)	(3,976)	-	(8,422)
Proceeds from sale of property and equipment	-	(2)	315	-	313
(Increase) decrease in other long-term assets	368	(11)	456	-	813
Business acquisitions, net of cash acquired	-	(13,725)	-	-	(13,725)
Other	301	(10)	(514)	-	(223)
Net Cash Used for Investing Activities	(3,531)	(13,994)	(3,719)	-	(21,244)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	197,209	-	4,452	-	201,661
Payments on revolving lines of credit and long-term borrowings	(236,396)	-	-	-	(236,396)
Proceeds from exercise of stock options	1,002	-	-	-	1,002
Payment of dividends	(808)	-	-	-	(808)
Net Cash Provided (Used) by Financing Activities	(38,993)	-	4,452	-	(34,541)
Effect of exchange rate changes on cash	-	-	(4,591)	-	(4,591)
Increase (decrease) in cash and cash equivalents	(2,429)	770	(4,637)	-	(6,296)
Cash and cash equivalents at beginning of period	6,569	2,526	28,406	-	37,501
Cash and cash equivalents at end of period	$4,140	$3,296	$23,769	$-	$31,205

Six month period ended June 30, 2009
Net Cash Provided (Used) by Operating Activities	$30,263	$23	$8,826	$-	$39,112
Investing Activities
Purchases of property and equipment	(2,371)	(1,000)	(3,815)	-	(7,186)
Proceeds from sale of property and equipment	-	-	1,049	-	1,049
Increase in other long-term assets	(1,025)	(122)	-	-	(1,147)
Other	(458)	341	(28)	-	(145)
Net Cash Used for Investing Activities	(3,854)	(781)	(2,794)	-	(7,429)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	191,811	-	-	-	191,811
Payments on revolving lines of credit and long-term borrowings	(223,250)	-	(565)	-	(223,815)
Proceeds from exercise of stock options	-	-	-	-	-
Payment of dividends	(800)	-	-	-	(800)
Net Cash Used by Financing Activities	(32,329)	-	(565)	-	(32,804)
Effect of exchange rate changes on cash	-	-	3,314	-	3,314
Increase (decrease) in cash and cash equivalents	(5,830)	(758)	8,781	-	2,193
Cash and cash equivalents at beginning of period	10,920	2,284	34,312	-	47,516
Cash and cash equivalents at end of period	$5,090	$1,526	$43,093	$-	$49,709

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Current Report on Form 8-K as furnished to the Securities and Exchange Commission on July 22, 2010.

OUTLOOK FOR 2010

During the second quarter, the Company met its internal expectations despite increasing commodity costs and weakening foreign exchange rates compared to the U.S. dollar. As the second quarter ended, commodity costs began to stabilize and in some cases commodity costs came down. Foreign exchange rates are starting to improve compared to where they were during the second quarter. The Company expects to manage through these issues; however, a substantial movement in commodities or foreign exchange rates may have a meaningful favorable or unfavorable impact on projected results.

Focusing on reimbursement, there are two updates related to the United States and Europe. In the United States, the Centers of Medicaid and Medicare Services recently announced the bid rates for the first nine metropolitan areas related to the National Competitive Bidding which is scheduled to start January 1, 2011. The Company anticipates minimal impact to its 2010 results. Turning to Europe, the Company is not aware of any legislative plans by local governments to cut reimbursement to home medical equipment due to austerity measures. In fact, there has been a slightly positive development from France as the potential reduction in wheelchair reimbursement for 2010 that was being considered by the French government, as mentioned in the Company’s February 4, 2010 press release, apparently will be delayed until 2011.

The Company’s gross margin improvement in the first six months of the year, combined with projected progress on glocalization projects and reduced interest expense in light of Company pay down of high interest rate debt, resulted in the Company updating its 2010 guidance.  Organic sales growth, earnings and cash flow for 2010 are expected, as of the date of this filing, to be consistent with the updated guidance provided in the Company’s July 22, 2010 press release announcing second quarter results.

RESULTS OF OPERATIONS

NET SALES

Net sales for the quarter increased 4.4% to $430,828,000 versus $412,541,000 for the second quarter last year.  Foreign currency translation increased net sales by one and a half percentage points and an acquisition increased net sales only slightly. Organic net sales for the quarter increased 2.7% over the same period last year driven by all segments except North America/HME.  For the six months ended June 30, 2010, net sales increased 2.8% to $833,068,000, compared to $810,536,000 for the same period a year ago.  Organic sales decreased 0.1% as foreign currency translation increased net sales by three percentage points while an acquisition increased net sales only slightly for the six month period.  In the first quarter of 2010, the Company lost a six-month oxygen concentrator bid from a large NA/HME customer (as previously disclosed).  Excluding the loss of the six-month oxygen concentrator bid, organic net sales increased 1.0% for the six months ended June 30, 2010.

North American/Home Medical Equipment (NA/HME)

NA/HME net sales increased 1.1% for the quarter to $190,089,000 as compared to $188,076,000 for the same period a year ago, driven by increased Respiratory and Rehab product line sales partially offset by a decline in Standard product line sales.   With foreign currency translation increasing net sales by one percentage point and an acquisition impact of less than one percentage point, organic net sales for NA/HME decreased 0.4% for the quarter. Excluding the impact of the loss of a six-month oxygen concentrator bid from a large customer in NA/HME, organic net sales increased 0.5%.  Respiratory product line sales increased by 1.2% for the second quarter, primarily due to increased sales in stationary and portable oxygen concentrators. Rehab product line net sales increased by 1.3% compared to the second quarter last year, driven primarily by higher sales of custom power products.  Standard product line net sales for the second quarter decreased 1.4% compared to the second quarter of last year, driven by declining prices.  For the six months ended June 30, 2010, net sales decreased 2.6% to $365,075,000 as compared to $374,779,000 for the same period a year ago.  Organic sales declined 4.0% as foreign currency increased net sales by approximately one percentage point while an acquisition increased net sales by less than one percentage point in the first half of 2010.   However, excluding the impact of the loss of a six-month oxygen concentrator bid from a large customer, NA/HME organic net sales declined 1.5%.

Index

Invacare Supply Group (ISG)

ISG net sales for the quarter increased 6.2% to $72,826,000 compared to $68,550,000 for the same period last year. The net sales increase was primarily attributable to continued growth in sales to national providers, particularly in diabetic and incontinence products.  For the first half of 2010, net sales increased 6.5% to $142,544,000 as compared to $133,863,000 for the same period last year.

Institutional Products Group (IPG)

IPG net sales for the second quarter increased by 6.9% to $22,700,000 compared to $21,233,000 last year.  Foreign currency translation increased net sales by approximately one percentage point.  Excluding foreign currency translation, the net sales increase of 6.0% was primarily driven  by sales of home medical equipment.  For the first half of 2010, net sales increased 2.2% to $44,978,000 as compared to $44,007,000 for the same period a year ago.  Organic net sales increased 1.0% for the first half of 2010 as foreign currency translation increased net sales by approximately one percentage point.

Europe

For the second quarter, European net sales increased 5.0% to $123,105,000 versus $117,218,000 last year.  Foreign currency translation increased net sales by approximately one percentage point.   Organic net sales for the quarter increased by 3.8%, primarily related to growth in France. From a product perspective, net sales grew primarily in power wheelchairs, power add-ons, concentrators and HomeFill® Oxygen Systems.  For the first six months of 2010, European net sales increased 6.7% to $240,833,000 compared to $225,605,000 for the same period last year.  Organic net sales increased 1.8% for the first half of the year as foreign currency translation increased net sales by approximately five percentage points.

Asia/Pacific

Asia/Pacific net sales increased 26.6% for the quarter to $22,108,000 as compared to $17,464,000 for the same period a year ago.  Foreign currency translation increased net sales by approximately fifteen percentage points.  The organic net sales increase of 11.5% was driven primarily by the Company's New Zealand distribution business and increased demand for product from the Company's subsidiary which produces microprocessor controllers.  For the first half of 2010, net sales increased 22.8% to $39,638,000 as compared to $32,282,000 for the same period a year ago.  Foreign currency translation increased net sales by approximately twenty-one percentage points resulting in organic net sales of 1.7% for the first half of 2010.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and six-month periods ended June 30, 2010 was 29.4% and 29.3%, respectively, compared to 28.6% and 27.9%, respectively, in the same periods last year.   Gross margins for all segments were favorable compared to last year’s second quarter except for Invacare Supply Group.  The overall margin improvement was driven primarily by cost reduction activities and lower warranty expenses, which were partially offset by increased freight costs and commodity cost increases.

For the first half of the year, NA/HME margins as a percentage of net sales increased to 34.7% compared with 32.6% in the same period last year primarily due to cost reduction activities and reduced warranty expense partially offset by increased freight costs and commodity cost increases.  ISG gross margins decreased by 0.6 of a percentage point primarily as a result of increased freight costs and provision for inventory.  IPG gross margin increased by 3.8 percentage points due primarily to increased volume and favorable cost reduction programs, including freight programs.  In Europe, gross margin as a percentage of net sales increased by 0.9 percentage points driven primarily by favorable product mix and material cost reductions partially offset by higher freight cost and unfavorable foreign currency transactions related to the U.S. dollar.  Gross margin, as a percentage of net sales in Asia/Pacific, increased by 6.3 percentage points, primarily due to increased volumes and the favorable impact of foreign currency.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expense as a percentage of net sales for the three and six months ended June 30, 2010 was 24.2% and 24.8%, respectively, compared to 23.7% for each of the same periods a year ago.  The dollar decreases were $6,482,000 and $14,125,000, or 6.6% and 7.4%, respectively, for the quarter and first half of the year, as compared to the same period a year ago.  An acquisition increased these expenses by $651,000 in the quarter and first half of the year, while foreign currency translation increased these expenses by $1,911,000 in the quarter and $7,106,000 in the first half of the year compared to the same periods a year ago.  Excluding the impact of foreign currency translation and an acquisition, SG&A expense increased 4.0% for the quarter and 3.3% for the first half of 2010 as compared to the same periods a year ago.  The dollar increase, excluding foreign currency translation and acquisitions, was $3,920,000 and $6,368,000 for the quarter and first half of the year, as compared to the same periods a year ago.  The increase in SG&A expense is primarily attributable to increased associate costs.

Index

North American/HME SG&A expense increased $5,223,000, or 10.1%, for the quarter and $6,601,000, or 6.5%, in the first half of 2010 compared to the same periods a year ago.  For the quarter, foreign currency translation increased SG&A expense by $570,000 or 1.1% while acquisitions increased SG&A expense by $651,000 or 1.3%.  For the first half of 2010, foreign currency translation increased SG&A expense by $1,254,000 or 1.2% while acquisitions increased SG&A by $651,000 or 0.6%.  The increase in SG&A expense is primarily attributable to increased associate costs.

Invacare Supply Group SG&A expense increased $6,000, or 0.1%, for the quarter and decreased by $130,000, or 1.0%, in the first half of 2010 compared to the same periods a year ago with the year to date increase primarily due to reduced bad debt expense and higher administrative costs.

Institutional Products Group SG&A expense decreased $340,000, or 7.5%, for the quarter and increased $1,219,000, or 15.2%, in the first half of 2010 compared to the same periods a year ago.  Foreign currency translation increased SG&A expense by $6,000 or 0.1% for the quarter and $155,000 or 1.9% for the first half of the year.  Excluding the impact of foreign currency translation, SG&A expense decreased 7.6% for the quarter and increased 13.3% for the first half of 2010, respectively, as compared to last year.  The year to date increase is primarily attributable to increased associate costs.

European SG&A expense increased $1,298,000, or 4.6%, for the quarter and $5,606,000, or 10.0%, for the first half of 2010 compared to the same periods a year ago.  For the quarter, foreign currency translation increased SG&A by $452,000, or 1.6%.  For the first half of 2010, foreign currency translation increased SG&A expense by $3,173,000, or 5.7%, respectively.  Excluding the impact of foreign currency translation, SG&A expense increased by 3.0% and 4.3% for the quarter and first half of the year, respectively, as compared to the same periods a year ago.  The year to date increase is primarily attributable to increased associate costs and unfavorable foreign currency transactions related to the U.S. dollar.

Asia/Pacific SG&A expense increased $295,000, or 4.5%, for the quarter and $830,000, or 6.5%, in the first half of the year compared to the same periods a year ago.  For the quarter, foreign currency translation increased SG&A expense by $883,000, or 13.4%.  For the first half of 2010, foreign currency translation increased SG&A by $2,524,000, or 19.9%.  Excluding the impact of foreign currency translation, SG&A expense decreased 8.9% and 13.4% for the quarter and first half of 2010, respectively as compared to last year due primarily to cost reduction activities and favorable currency transaction impact related to the U.S. dollar.

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

The Company’s restructuring activities concluded in the fourth quarter of 2009 thus no material additional charges were incurred in the first half of 2010 compared to restructuring charges of $1,900,000 in the first half of 2009 which included $335,000 in NA/HME, $171,000 in IPG, $770,000 in Asia/Pacific and $624,000 in Europe.  The 2009 charge amount is included on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.  There are no material accrual balances related to the charge remaining as of June 30, 2010.

LOSS ON DEBT EXTINGUISHMENT INCLUDING DEBT FINANCE CHARGES AND ASSOCIATED FEES

During the three and six months ended June 30, 2010, the Company paid down $59,131,000 and $74,903,000 par value of debt comprised of $31,131,000 and $45,903,000 related to its 4.125% Senior Subordinated Convertible Debentures and $28,000,000 and $29,000,000 related to its 9 ¾% Senior Notes, respectively.  The Company retired the debt at a premium above par.  In accordance with Convertible Debt, ASC 470-20, the Company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt.  For the three and six months ended June 30, 2010, the Company recorded pre-tax expense of $14,048,000 and $18,434,000, respectively related to the loss on the debt extinguishment including the write-off of $1,471,000 and $1,885,000, respectively, of pre-tax deferred financing fees, which were previously capitalized.

Index

INTEREST

Interest expense decreased $3,013,000 and $6,174,000 for the second quarter and first half of 2010, respectively, compared to the same periods last year due to lower debt levels.  Interest income for the second quarter and first half of 2010 decreased $189,000 and $483,000, respectively, compared to the same periods last year, which was primarily on the result of maintaining lower average foreign cash balances.

INCOME TAXES

The Company had an effective tax rate of 125.3% and 67.7% on earnings before tax for the three and six month periods ended June 30, 2010, respectively, compared to an expected rate at the US statutory rate of 35%.  For the three and six month periods ended June 30, 2009, the Company had  an effective rate of 27.5% and 33.0%, respectively, compared to an expected rate at the US statutory rate of 35%.  The Company’s effective tax rate for the three and six month periods ended June 30, 2010 was higher than the U.S. federal statutory rate as a result of the significant negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances.  The Company’s foreign subsidiaries, as a group excluding those with tax valuation allowances, recognized an effective tax rate lower than the US statutory rate.  The Company continued to be in a loss position in the U.S. principally as a result of recording expense of $14,048,000 and $18,434,000 for the three and six months ended June 30, 2010, respectively, related to the extinguishment of convertible and senior debt at a premium.

For the three and six month periods ended June 30, 2009, the effective tax rate was lower than the U.S. federal statutory rate as a result of the negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances, which was more than offset by  normal tax expense recognized in countries without tax allowances.  The Company’s foreign subsidiaries, as a group excluding those with tax valuation allowances, recognized an effective tax rate lower than the US statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, decreased by $28,496,000 from $321,606,000 as of December 31, 2009 to $293,110,000 as of June 30, 2010 primarily as a result of the generation of cash flow and utilization of cash to pay down debt.  The Company’s balance sheet reflects the impact of ASC 470-20 which reduced debt and increased equity by $30,600,000 and $48,272,000 as of June 30, 2010 and December 31, 2009, respectively.  The debt discount decreased $11,450,000 and $17,672,000 during the quarter and first half of the year primarily as a result of the extinguishment of convertible debt.  The Company’s cash and cash equivalents were $31,205,000 at June 30, 2010, down from $37,501,000 at the end of the year.   The Company utilized its cash and cash flows from operations as well as its revolving line of credit primarily to pay down the debt noted above.  At June 30, 2010, the Company had outstanding $50,118,000 on its revolving line of credit compared to $1,725,000 as of December 31, 2009.

Effective July 12, 2010, the Company entered into a fifth amendment to its credit agreement which, among other things, amended the credit agreement to increase the aggregate face amount of the Company’s 9 ¾% Senior Notes due 2015 and the Company’s 4.125% Senior Subordinated Convertible Debentures due 2027 that the Company is permitted to redeem, repurchase or otherwise retire, pursuant to certain terms and conditions, from $75,000,000 to $105,000,000.

The Company’s borrowing arrangements contain covenants with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the Company’s credit agreements and indentures governing its 4.125% Senior Subordinated Convertible Debentures due 2027 and 9 ¾% Senior Notes due 2015.  As of June 30, 2010, the Company was in compliance with all covenant requirements.  Under the most restrictive covenant of the Company’s borrowing arrangements as of June 30, 2010, the Company had the capacity to borrow up to an additional $99,900,000.

The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the previous twelve months.  As of June 30, 2010, the maximum leverage ratio permitted by the borrowing arrangements was 4.0 to 1.0.  The actual leverage ratio as of June 30 was 1.99 to 1.0 compared to 2.24 to 1.0 as of December 31, 2009.

The interest coverage ratio is defined in the credit facility as Consolidated EBITDA for the previous twelve months as compared to Consolidated Interest Charges for the previous twelve months.   As of June 30, 2010, the minimum interest coverage ratio permitted by the borrowing arrangements was 3.0 to 1.0.  The actual interest coverage ratio as of June 30, 2010 was 6.49 to 1.0 compared to 5.01 to 1.0 as of December 31, 2009.

Index

The fixed charge ratio, as defined in the credit facility, takes into consideration several items including:  Consolidated EBITDA, rent and lease expense, capital expenditures, interest charges, regularly scheduled principal payments and federal, state and local taxes paid.  As of June 30, 2010, the minimum fixed charge ratio permitted by the borrowing arrangements was 1.6 to 1.0.  The actual fixed charge ratio as of June 30, 2010 was 2.94 to 1.0 compared to 2.20 to 1.0 as of December 31, 2009.

While there is general concern about the potential for rising interest rates, the Company believes that its exposure to interest rate fluctuations is manageable given that portions of the Company’s debt are at fixed rates for extended periods of time with the Company’s revolving credit agreement debt, $50,118,000 as of June 20, 2010, being the only significant floating rate debt outstanding.  The Company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the Company’s free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of June 30, 2010, the weighted average floating interest rate on borrowings was 6.56% compared to 7.27% as of December 31, 2009.

As is the case for many companies operating in the current economic environment, the Company is exposed to a number of risks. These risks include the possibility that: one or more of the lenders participating in the Company’s revolving credit facility may be unable or unwilling to extend credit to the Company; the third party Company that provides lease financing to the Company’s customers may refuse or be unable to fulfill its financing obligations or extend credit to the Company’s customers; one or more customers of the Company may be unable to pay for purchases of the Company’s products on a timely basis; one or more key suppliers may be unable or unwilling to provide critical goods or services to the Company; and one or more of the counterparties to the Company’s hedging arrangements may be unable to fulfill its obligations to the Company.

Although the Company has taken actions in an effort to mitigate these risks, during periods of economic downturn, the Company’s exposure to these risks increases. Events of this nature may adversely affect the Company’s liquidity or sales and revenues, and therefore have an adverse effect on the Company’s business and results of operations.

CAPITAL EXPENDITURES

The Company had no individually material capital expenditure commitments outstanding as of June 30, 2010. The Company estimates that capital investments for 2010 could approximate $20,000,000 as compared to $17,999,000 in 2009.  The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $54,080,000 for the first half of 2010 compared to $39,112,000 in the first half of 2009.  Operating cash flows for the first half of 2010 were significantly improved compared to the same period a year ago principally due to the collection of a tax receivable of $7,800,000 in the first quarter of 2010, increased profitability and improved management of accounts payable offset by an increase in accounts receivable and inventory.

Cash used for investing activities was $21,244,000 for the first half of 2010 compared to $7,429,000 used in the first half of 2009.  The increase in cash used for investing activities was primarily due to a $13,725,000 acquisition of an equipment rental Company focused on skilled nursing and long-term care providers and slightly greater purchases of property, plant and equipment in the first half of 2010 compared to the first half of 2009.

Cash used by financing activities was $34,541,000 for the first half of 2010 compared to cash used of $32,804,000 in the first half of 2009 and reflects the Company’s utilization of cash, including cash generated from operations during the year, as well as utilization of its revolving line of credit during the year principally to retire approximately $75,000,000 in higher interest convertible senior subordinated debentures and senior notes.

During the first half of 2010, the Company generated free cash flow of $45,971,000 compared to free cash flow of $35,114,000 in the first half of 2009.  The increase was primarily attributable to the same items as noted above which impacted operating cash flows.  Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment.  Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including, for example, acquisitions).  However, it should be noted that the Company’s definition of free cash flow may not be comparable to similar measures disclosed by other companies because not all companies calculate free cash flow in the same manner.

Index

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided (used) by operating activities	$54,080	$39,112
Net cash impact related to restructuring activities	-	2,139
Less: Purchases of property and equipment - net	(8,109)	(6,137)
Free Cash Flow	$45,971	$35,114

DIVIDEND POLICY

On May 20, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of July 2, 2010, which was paid on July 12, 2010.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Index

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

The Company continues to closely monitor the credit-worthiness of its customers and adhere to tight credit policies.  During the second quarter of 2010, the Centers for Medicare and Medicaid Services announced the single payment amounts for Round 1 of the Competitive Bidding Program which is scheduled to start January 1, 2011 in nine metropolitan statistical areas (MSAs).  The single payment amounts will be used to determine the price that Medicare pays for certain durable medical equipment, prosthetics, orthotics and supplies.  The program replaces Medicare’s existing fee schedule amounts with market-based prices.  The Company believes the changes announced could have a significant impact on the collectability of accounts receivable for those customers which are in the MSA locations impacted and which have a portion of their revenues tied to Medicare reimbursement.  As a result, this is an additional risk factor which the Company considered when assessing the collectability of accounts receivable.

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

Index

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

Accounting for Stock-Based Compensation
The Company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The Company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted since 2005 and the Company continues to use a Black-Scholes valuation model. As of June 30, 2010, there was $11,877,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Plan, which is related to non-vested options and shares, and includes $3,878,000 related to restricted stock awards.  The Company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

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

On July 21, 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20).  ASU 2010-20 requires entities to provide extensive new disclosures regarding credit-risk exposures, including how credit risk is analyzed and assessed, and allowances for credit losses, including reasons for changes each period.  The Company is analyzing the impact of ASU 2010-20, which is currently expected to impact disclosures regarding the Company’s installment receivable disclosures in the Company’s 2010 Form 10-K.  The Company does not believe ASU 2010-20 will have any material impact on the Company’s financial position, results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations.  Based on June 30, 2010 debt levels, a 1% change in interest rates would impact interest expense by approximately $501,000. Additionally, the Company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company’s financial condition or results of operations.

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

Index

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could”, “plan,” “intend,” “expect,” “continue,” “forecast,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Examples of forward-looking statements include, but are not limited to, statements made regarding the Company’s guidance for 2010 earnings (or adjusted earnings) or earnings (or adjusted earnings) per share. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: adverse changes in government and other third-party payor reimbursement levels and practices (such as, for example, the Medicare bidding program covering nine metropolitan areas beginning in 2011 and an additional 91 metropolitan areas beginning in 2013), impacts of the U.S. health care reform legislation that was recently enacted (such as, for example, the excise tax beginning in 2013 on medical devices, together with further regulations to be promulgated by the U.S. Secretary of Treasury, if adopted, could have an adverse impact on the Company); the uncertain impact on the Company’s  providers, on the Company’s suppliers and on the demand for the Company’s products resulting from the current global economic conditions and general volatility in the credit and stock markets; loss of key health care providers; exchange rate and tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; consolidation of health care providers and the Company’s competitors; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; potential product recalls; legal actions or regulatory proceedings and governmental investigations; product liability claims; possible adverse effects of being leveraged, which could impact the Company’s ability to raise capital, limit its ability to react to changes in the economy or the health care industry or expose the Company to interest rate or event of default risks; increased freight costs; inadequate patents or other intellectual property protection; extensive government regulation of the Company’s products; failure to comply with regulatory requirements or receive regulatory clearance or approval for the Company’s products or operations in the United States or abroad; incorrect assumptions concerning demographic trends that impact the market for the Company’s products; decreased availability or increased costs of materials which could increase the Company’s costs of producing or acquiring the Company’s products, including possible increases in commodity costs; the loss of the services of the Company’s key management and personnel; impacts of the U.S. financial reform legislation that was recently adopted; inability to acquire strategic acquisition candidates because of limited financing alternatives; increased security concerns and potential business interruption risks associated with political and/or social unrest in foreign countries where the Company’s facilities or assets are located; provisions of Ohio law or in the Company’s  debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in Invacare’s reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.

During the quarter ended June 30, 2010, the Company upgraded its main ledger system used in North America.  Some controls and procedures were modified as a result of the new system.  These modifications are not deemed to have materially affected, nor are they reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of June 30, 2010, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2010, in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Interim Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) institutes a wide range of reforms, some of which may impact the Company.  Among other things, the Act contains significant corporate governance and executive compensation-related provisions that authorize or require the SEC to adopt additional rules and regulations in these areas, such as shareholder “say on pay” voting and proxy access.  The impact of these provisions on the Company’s business is uncertain.  The Act also provides for new statutory and regulatory requirements for derivative transactions, including foreign exchange and interest rate hedging transactions.  Certain transactions will be required to be cleared on exchanges, and cash collateral will be required for those transactions.  While the Act provides for a potential exception from these clearing and cash collateral requirements for commercial end-users such as the Company, the exception is subject to future rule making and interpretation by regulatory authorities. The Company enters into foreign exchange contracts, interest rate swaps and foreign currency forward contracts from time to time manage its exposure to commodity price risk, foreign currency exchange risk and interest rate risk.  If, in the future, the Company is required to provide cash collateral for its hedging transactions, it could reduce the Company’s ability to execute strategic hedges.  In addition, the contractual counterparties in hedging arrangements will be required to comply with the Act’s new requirements, which could ultimately result in increased costs of these arrangements to customers such as the Company.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
The following table presents information with respect to repurchases of common shares made by the Company during the three months ended June 30, 2010. All of the repurchased shares were surrendered to the Company by employees for minimum tax withholding purposes in conjunction with the exercise of stock options held by the employees under the Company’s 2003 Performance Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/2010-4/30/10	-	$-	-	1,362,900
5/1/2010-5/31/10	2,920	26.35	-	1,362,900
6/1/2010-6/30/10	-	-	-	1,362,900
Total	2,920	$26.35	-	1,362,900

On August 17, 2001, the Board of Directors authorized the Company to repurchase up to 2,000,000 Common Shares.  To date, the Company has purchased 637,100 shares under this program, with authorization remaining to purchase 1,362,900 additional shares.  The Company purchased no shares pursuant to this program during the first half of 2010.

During the first half of 2010, the Company purchased a total of $45,903,000 in principal amount of its outstanding 4.125% Senior Subordinated Convertible Debentures due 2027 in open market transactions for an aggregate of approximately $55.0 million.  During the first half of 2010, the Company purchased a total of $29,000,000 in principal amount of its outstanding 9 3/4% Senior Notes due 2015 in open market transactions for an aggregate of approximately $31.2 million.  The Company may from time to time seek to retire or purchase the Company’s outstanding 9 3/4% Senior Notes due 2015 and/or 4.125% Senior Subordinated Convertible Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise.

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

INVACARE CORPORATION

Date: August 6, 2010	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)