Form 10-Q
period 2010-09-30
INVACARE CORP
filed 2010-11-05
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2010

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

As of November 2, 2010, the registrant had 31,317,518 Common Shares and 1,085,347 Class B Common Shares outstanding.

INVACARE CORPORATION

Index

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2010	December 31, 2009

ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$32,089	$37,501
Trade receivables, net	254,657	263,014
Installment receivables, net	3,338	3,565
Inventories, net	182,597	172,222
Deferred income taxes	1,327	390
Other current assets	48,308	51,772
TOTAL CURRENT ASSETS	522,316	528,464

OTHER ASSETS	42,925	48,006
OTHER INTANGIBLES	72,075	85,305
PROPERTY AND EQUIPMENT, NET	130,037	141,633
GOODWILL	495,184	556,093
TOTAL ASSETS	$1,262,537	$1,359,501

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$144,910	$141,059
Accrued expenses	136,576	142,293
Accrued income taxes	4,121	5,884
Short-term debt and current maturities of long-term obligations	1,016	1,091
TOTAL CURRENT LIABILITIES	286,623	290,327

LONG-TERM DEBT	246,368	272,234
OTHER LONG-TERM OBLIGATIONS	94,994	95,703
SHAREHOLDERS' EQUITY
Preferred shares	-	-
Common shares	8,372	8,273
Class B common shares	275	278
Additional paid-in-capital	229,917	229,272
Retained earnings	363,104	346,272
Accumulated other comprehensive earnings	96,403	174,204
Treasury shares	(63,519)	(57,062)
TOTAL SHAREHOLDERS' EQUITY	634,552	701,237
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,262,537	$1,359,501

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Operations - (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2010	2009	2010	2009
Net sales	$437,476	$434,031	$1,270,544	$1,244,567
Cost of products sold	305,909	302,577	894,774	886,590
Gross profit	131,567	131,454	375,770	357,977
Selling, general and administrative expense	101,946	104,344	308,143	296,416
Loss on debt extinguishment including debt finance charges and associated fees	3,711	-	22,145	-
Charge related to restructuring activities	-	1,857	-	3,757
Interest expense	5,172	7,760	17,334	26,096
Interest income	(185)	(283)	(495)	(1,076)
Earnings before income taxes	20,923	17,776	28,643	32,784
Income taxes	5,325	4,300	10,550	9,250
NET EARNINGS	$15,598	$13,476	$18,093	$23,534
DIVIDENDS DECLARED PER COMMON SHARE	.0125	.0125	.0375	.0375
Net earnings per share – basic	$0.48	$0.42	$0.56	$0.74
Weighted average shares outstanding - basic	32,431	31,970	32,389	31,945
Net earnings per share – assuming dilution	$0.48	$0.42	$0.56	$0.74
Weighted average shares outstanding - assuming dilution	32,524	32,004	32,529	31,952

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows - (unaudited)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES	(In thousands)
Net earnings	$18,093	$23,534
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of convertible debt discount	2,487	3,062
Loss on debt extinguishment including debt finance charges and associated fees	22,145	-
Depreciation and amortization	27,212	29,852
Provision for losses on trade and installment receivables	12,472	14,157
Provision for other deferred liabilities	2,106	1,976
Provision (benefit) for deferred income taxes	(214)	460
Provision for stock-based compensation	5,293	3,310
Gain on disposals of property and equipment	20	379
Changes in operating assets and liabilities:
Trade receivables	(7,221)	9,782
Installment sales contracts, net	(1,730)	(2,821)
Inventories	(17,344)	6,131
Other current assets	1,799	9,257
Accounts payable	7,591	9,613
Accrued expenses	(387)	(22,585)
Other deferred liabilities	2,158	(100)
NET CASH PROVIDED BY OPERATING ACTIVITIES	74,480	86,007

INVESTING ACTIVITIES
Purchases of property and equipment	(11,325)	(10,516)
Proceeds from sale of property and equipment	26	1,111
Other long term assets	1,058	(461)
Business acquisitions, net of cash acquired	(13,725)	-
Other	(629)	(270)
NET CASH USED FOR INVESTING ACTIVITIES	(24,595)	(10,136)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term borrowings	341,602	274,420
Payments on revolving lines of credit and long-term debt and capital lease obligations	(393,635)	(373,335)
Proceeds from exercise of stock options	1,137	1,001
Payment of dividends	(1,212)	(1,201)
NET CASH USED BY FINANCING ACTIVITIES	(52,108)	(99,115)
Effect of exchange rate changes on cash	(3,189)	3,549
Decrease in cash and cash equivalents	(5,412)	(19,695)
Cash and cash equivalents at beginning of period	37,501	47,516
Cash and cash equivalents at end of period	$32,089	$27,821

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated
Financial Statements
(Unaudited)
September 30, 2010

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2010, the results of its operations for the three and nine months ended September 30, 2010 and changes in its cash flow for the nine months ended September 30, 2010 and 2009 respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using an August 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the Company’s financial statements. All significant intercompany transactions are eliminated.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

On July 21, 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20).  ASU 2010-20 requires entities to provide additional disclosures regarding credit-risk exposures, including how credit risk is analyzed and assessed, and allowances for credit losses, including reasons for changes each period.  The Company is analyzing the impact of ASU 2010-20, which is currently expected to impact the Company’s installment receivable disclosures in the Company’s 2010 Form 10-K.  The Company does not believe ASU 2010-20 will have any material impact on the Company’s financial position, results of operations or cash flows.

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

Index

The information by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues from external customers
North America / HME	$190,925	$185,072	$556,000	$559,851
Invacare Supply Group	75,201	70,825	217,745	204,688
Institutional Products Group	19,777	23,462	64,755	67,469
Europe	128,613	134,604	369,446	360,209
Asia/Pacific	22,960	20,068	62,598	52,350
Consolidated	$437,476	$434,031	$1,270,544	$1,244,567
Intersegment Revenues
North America / HME	$20,717	$21,775	$64,060	$50,549
Invacare Supply Group	29	16	61	214
Institutional Products Group	1,335	561	4,332	1,711
Europe	2,036	2,868	7,369	6,719
Asia/Pacific	8,821	7,331	24,605	22,724
Consolidated	$32,938	$32,551	$100,427	$81,827
Charge related to restructuring before income taxes
North America / HME	$-	$(80)	$-	$255
Invacare Supply Group		60		60
Institutional Products Group	-	-	-	171
Europe	-	1,810	-	2,434
Asia/Pacific	-	365	-	1,135
Consolidated	$-	$2,155	$-	$4,055
Earnings (loss) before income taxes
North America / HME	$15,091	$9,679	$37,117	$24,986
Invacare Supply Group	2,249	1,567	4,448	3,442
Institutional Products Group	1,864	3,629	7,002	6,721
Europe	12,769	12,372	26,596	23,393
Asia/Pacific	2,893	468	6,244	131
All Other *	(13,943)	(9,939)	(52,764)	(25,889)
Consolidated	$20,923	$17,776	$28,643	$32,784

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Basic
Average common shares outstanding	32,431	31,970	32,389	31,945

Net earnings	$15,598	$13,476	$18,093	$23,534

Net earnings per common share	$0.48	$0.42	$0.56	$0.74

Diluted
Average common shares outstanding	32,431	31,970	32,389	31,945
Stock options and awards	93	34	99	7
Shares related to convertible debt	-	-	41	-
Average common shares assuming dilution	32,524	32,004	32,529	31,952

Net earnings	$15,598	$13,476	$18,093	$23,534

Net earnings per common share	$0.48	$0.42	$0.56	$0.74

At September 30, 2010, 3,877,362 and 3,425,015 shares were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2010, respectively, as they were anti-dilutive.  At September 30, 2009, 4,436,375 and 4,778,393 shares were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2009, respectively, as they were anti-dilutive.  For the three and nine months ended September 30, 2010, the majority of the anti-dilutive shares were granted at an exercise price of $25.24 which was higher than the average fair market value prices of $23.28 and $24.99, respectively. For the three and nine months ended September 30, 2009, the majority of the anti-dilutive shares were granted at an exercise price of $41.87 which was higher than the average fair market value prices of $20.41 and $17.87, respectively.  For the nine months ended September 30, 2010, the Company included the impact of 41,000 shares necessary to settle the conversion spread related to the Company’s 4.125% Senior Subordinated Convertible Debentures due 2027.  This is attributable to the Company’s average stock price during the first nine months being greater than the conversion price of $24.79, established under the indenture governing the convertible debentures.

Concentration of Credit Risk - The Company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers’ financial condition. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The Company retains a recourse obligation to DLL, which was $26,439,000 at September 30, 2010,  for events of default under the contracts, which total $70,347,000 at September 30, 2010. Guarantees, ASC 460, requires the Company to record a guarantee liability as it relates to the limited recourse obligation. As such, the Company has recorded a liability of $670,000 for this guarantee obligation within accrued expenses. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

Substantially all of the Company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to dealers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid and the Company has seen a significant shift in reimbursement to customers from managed care entities. Government reimbursement program changes such as the Competitive Bidding Program in the U.S., announced in the second quarter of 2010 (which is scheduled to start January 1, 2011 in nine metropolitan statistical areas (MSAs)), can have a significant impact on the collectability of accounts receivable for those customers which are in the MSA locations impacted and which have a portion of their revenues tied to Medicare reimbursement.  Changes in reimbursement programs can have an adverse impact on dealer liquidity and profitability. In addition, reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end user can obtain as well as the timing of reimbursement and, thus, affect the product mix, pricing and payment patterns of the Company’s customers.

Index

Goodwill and Other Intangibles - The decrease in goodwill reflected on the balance sheet from December 31, 2009 to September 30, 2010 was the result of foreign currency translation offset by an increase of $6,290,000 as the result of an acquisition included in the Institutional Products Group segment for which the entire amount is deductible for tax purposes.

All of the Company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $30,517,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2009 to September 30, 2010 were the result of foreign currency translation and amortization except for $2,430,000 recorded for customer lists as the result of an acquisition made during the second quarter of 2010 which is included in the Institutional Products Group segment.

As of September 30, 2010 and December 31, 2009, other intangibles consisted of the following (in thousands):

	September 30, 2010		December 31, 2009
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$71,677	$37,360	$78,780	$36,359
Trademarks	30,517	—	34,953	—
License agreements	3,126	2,909	4,326	4,051
Developed technology	8,377	3,770	7,409	2,434
Patents	7,321	5,603	7,020	5,246
Other	6,009	5,310	5,905	4,998
	$127,027	$54,952	$138,393	$53,088

Amortization expense related to other intangibles was $6,035,000 in the first nine months of 2010 and is estimated to be $8,093,000 in 2010, $8,116,000 in 2011, $7,929,000 in 2012, $6,651,000 in 2013, $6,387,000 in 2014 and $5,273,000 in 2015.  Definite lived intangibles are being amortized on a straight-line basis for periods from 3 to 20 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

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

The amounts of stock-based compensation expense recognized were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense recognized as part of selling, general and administrative expense	$2,453	$1,528	$5,293	$3,310

The amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan (the “2003 Plan”).  Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the Company’s Business Segment Note to the Consolidated Financial Statements.

Stock Incentive Plans - The 2003 Plan allows the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to grant up to 6,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock).  The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards.  During the first nine months of 2010, the Committee granted 613,207 non-qualified stock options with a term of ten years at the fair market value of the Company’s Common Shares on the date of grant under the 2003 Plan, which vest ratably in annual installments over the four years following the grant date.

Under the terms of the Company’s outstanding restricted stock awards, all of the shares granted vest ratably over the four years after the grant date.  Compensation expense of $1,478,000 was recognized related to restricted stock awards in the first nine months of 2010 and as of September 30, 2010, outstanding restricted stock awards totaling 331,220 were not yet vested.

Index

As of September 30, 2010, there was $16,864,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Plan, which is related to non-vested options and shares, and includes $5,692,000 related to restricted stock awards. The Company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

Stock option activity during the nine months ended September 30, 2010 was as follows:
	2010	Weighted Average Exercise Price
Options outstanding at January 1	4,619,528	$29.28
Granted	613,207	25.24
Exercised	(298,338)	23.31
Canceled	(358,576)	24.92
Options outstanding at September 30	4,575,821	$29.47

Options price range at September 30	$10.70 to
	$47.80
Options exercisable at September 30	3,011,917
Options available for grant at September 30*	2,478,035

* Options available for grant as of September 30, 2010 reduced by net restricted stock award activity of  491,578.

The following table summarizes information about stock options outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
	Number Outstanding	Average Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Prices	At 9/30/10	Contractual Life	Exercise Price	At 9/30/10	Exercise Price
$10.70 - $14.89	23,892	1.8 years	$10.83	23,142	$10.70
$16.55 - $24.43	1,505,963	7.5	$21.66	830,844	$22.31
$24.90 - $36.40	1,888,075	6.2	$28.53	1,000,040	$31.29
$37.70 - $47.80	1,157,891	3.9	$41.53	1,157,891	$41.53
Total	4,575,821	6.0	$29.47	3,011,917	$32.59

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

The 2003 Plan provides that shares granted come from the Company’s authorized but unissued Common Shares or treasury shares.  In addition, the Company’s stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the Company acquiring treasury shares.

Warranty Costs - Generally, the Company’s products are covered from the date of sale to the customer by warranties against defects in material and workmanship for various periods depending on the product. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The Company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the Company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the Company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the first nine months of 2010.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2010	$21,506
Warranties provided during the period	4,431
Settlements made during the period	(7,366)
Changes in liability for pre-existing warranties during the period, including expirations	318
Balance as of September 30, 2010	$18,889

Index

Long-Term Debt - On May 9, 2008, Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) as codified in Debt with Conversion and Other Options, ASC 470-20, was issued to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion. The FASB believed this clarification was needed because the accounting that was being applied for convertible debt prior to FSP APB 14-1 did not fully reflect the true economic impact on the issuer since the conversion option was not captured as a borrowing cost and its full dilutive effect was not included in earnings per share.  ASC 470-20 required separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate. Accordingly, the Company initially split the total debt amount of $135,000,000 attributable to its 4.125% Convertible Senior Subordinated Debentures due 2027 into a convertible debt amount of $75,988,000 and a stockholders’ equity (debt discount) amount of $59,012,000 as of the retrospective adoption date of February 12, 2007 and is accreting the resulting debt discount as interest expense over a ten year life. The Consolidated Balance Sheet as of September 30, 2010 reflects a decrease in long-term debt of $27,073,000 and a deferred tax liability of $9,476,000 offset by a valuation reserve of the same amount compared to comparable amounts of $48,272,000 and $16,895,000, respectively, as of December 31, 2009.

During the three and nine months ended September 30, 2010, the Company paid down $8,158,000 and $83,061,000 par value of senior and convertible debt, respectively.  Debt pay down for the three and nine months ended September 30, 2010 was $8,158,000 ($4,631,000 reduction of debt and $3,527,000 reduction of equity) and $54,061,000 ($32,862,000 reduction of debt and $21,199,000 reduction of equity), respectively, related to its 4.125% Convertible Senior Subordinated Debentures due 2027.  Debt pay down for the nine months ended September 30, 2010 was $29,000,000 related to its 9 3/4% Senior Notes due 2015.  The Company retired the debt at a premium above par.  In accordance with Convertible Debt, ASC 470-20, the Company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt.  For the three and nine months ended September 30, 2010, the Company recorded pre-tax expense of $3,711,000 and $22,145,000, respectively, related to the loss on the debt extinguishment including the write-off of $209,000 and $2,094,000, respectively, of pre-tax of deferred financing fees, which were previously capitalized.

The Company utilized primarily its cash and cash flows from operations as well as its revolving line of credit to pay down the debt noted above.  At September 30, 2010, the Company had outstanding $39,500,000 on its revolving line of credit compared to $1,725,000 as of December 31, 2009.

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

The Company’s previous restructuring activities concluded in the fourth quarter of 2009 thus no additional charges were incurred in the first nine months of 2010.  There are no material accrual balances related to the charge remaining as of September 30, 2010.

Index

A progression of the accruals by segment recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total

December 31, 2009 Balance
NA/HME	46	1	23	—	70
IPG	5	—	—	—	5
Europe	816	—	—	343	1,159
Asia/Pacific	42	—	—	—	42
Total	$909	$1	$23	$343	$1,276

Payments
NA/HME	(46)	(1)	(23)	—	(70)
IPG	(5)	—	—		(5)
Europe	(816)	—	—	(343)	(1,159)
Asia/Pacific	(42)	—	—	—	(42)
Total	$(909)	$(1)	$(23)	$(343)	$(1,276)

September 30, 2010 Balance
NA/HME	—	—	—	—	—
IPG	—	—	—	—	—
Europe	—	—	—	—	—
Asia/Pacific	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Comprehensive Earnings (loss) - Total comprehensive earnings (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings	$15,598	$13,476	$18,093	$23,534
Foreign currency translation gain (loss)	31,438	22,544	(79,449)	94,494
Unrealized gain on available for sale securities	-	115	-	162
SERP/DBO amortization of prior service costs and unrecognized losses	29	249	337	440
Current period unrealized gain (loss) on cash flow hedges, net of tax	(1,056)	1,124	1,311	3,061
Total comprehensive earnings (loss)	$46,009	$37,508	$(59,708)	$121,691

Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):

	September 30, 2010	December 31, 2009
Finished goods	$107,764	$99,701
Raw Materials	63,218	59,451
Work in Process	11,615	13,070
	$182,597	$172,222

Property and Equipment - Property and equipment consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Machinery and equipment	$327,550	$329,181
Land, buildings and improvements	89,811	98,160
Furniture and fixtures	26,383	26,635
Leasehold improvements	16,285	14,744
	460,029	468,720
Less allowance for depreciation	(329,992)	(327,087)
	$130,037	$141,633

Index

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

The Company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the Company generally limits it hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature.  Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month.  Forward contracts with a total notional amount in USD of $42,210,000 and $124,292,000 matured during the three and nine months ended September 30, 2010, respectively.

Index

Foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	September 30, 2010		December 31, 2009
	Notional Amount	Unrealized Gain (Loss)	Notional Amount	Unrealized Gain (Loss)
USD / AUD	$2,529	$(103)	$3,294	$(41)
USD / CAD	46,011	100	49,345	202
USD / EUR	7,806	894	22,119	(526)
USD / GBP	1,134	54	3,640	(72)
USD / NZD	2,354	116	8,286	130
USD / SEK	2,681	67	8,965	(100)
USD / MXN	3,210	288	2,520	217
EUR / CHF	2,850	(127)	2,755	(9)
EUR / GBP	4,767	(336)	22,258	27
EUR / SEK	1,217	35	3,800	15
EUR / NZD	3,040	193	8,029	359
GBP / CHF	114	8	501	14
GBP / SEK	526	9	2,169	37
GBP / DKK	44	(3)	765	17
DKK / CHF	124	(15)	-	-
DKK / SEK	1,824	(57)	7,439	52
DKK / NOK	509	(29)	2,236	19
NOK / EUR	-	-	342	6
NOK / CHF	386	38	592	(9)
NOK / SEK	286	6	1,190	(21)
	$81,412	$1,138	$150,245	$317

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

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment
The Company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815 although they could qualify for hedge accounting treatment.  These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries.  The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract.  No material net gain or loss was realized by the Company for the quarter or nine month period ended September 30, 2010 related to these forward contracts and the associated short-term intercompany trading receivables and payables.

Index

Foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in and outstanding as of September 30, 2010 and 2009 were as follows (in thousands USD):

	September 30, 2010		September 30, 2009
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
CAD / USD	$10,414	$281	$16,052	$289
NZD / USD	13,403	18	6,161	(37)
NOK / USD	1,327	35	-	-
SEK / USD	13,380	426	24,799	25
DKK / USD	4,233	161	-	-
EUR / USD	16,948	789	12,022	202
EUR / GBP	839	(59)	-	-
EUR / SEK	72	(5)	-	-
	$60,616	$1,646	$59,034	$479

The fair values of the Company’s derivative instruments were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	$2,345	$1,207	$1,815	$1,498

Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward contracts	1,725	79	92	675

Total derivatives	$4,070	$1,286	$1,907	$2,173

The fair values of the Company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on the Statement of Operations and Other Comprehensive Income (OCI) for the quarter and nine months ended September 30, 2010 was as follows (in thousands):
Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Quarter ended September 30, 2010:
Foreign currency forward contracts	$(2,429)	$1,065	$(29)

Nine months ended September 30, 2010:
Foreign currency forward contracts	$(1,091)	$1,844	$(68)

Quarter ended September 30, 2009:
Foreign currency forward contracts	$954	$(345)	$-
Interest rate swap contracts	857	(426)	-
	$1,811	$(771)	$-
Nine months ended September 30, 2009:
Foreign currency forward contracts	$587	$(277)	$-
Interest rate swap contracts	5,556	(2,819)	-
	$6,143	$(3,096)	$-

Index

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives
Quarter ended September 30, 2010:
Foreign currency forward contracts	$1,901

Nine months ended September 30, 2010:
Foreign currency forward contracts	$1,389

Quarter ended September 30, 2009:
Foreign currency forward contracts	$(78)

Nine months ended September 30, 2009:
Foreign currency forward contracts	$2,425

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases.  For the quarter and nine months ended September 30, 2010, net sales were increased by $187,000 and $734,000, respectively, and cost of product sold was decreased by $878,000 and $1,110,000 for net realized gains of $1,065,000 and $1,844,000, respectively. For the quarter and nine months ended September 30, 2009, net sales were increased by $1,583,000 and $2,413,000, respectively, and cost of product sold was increased by $1,927,000 and $2,690,000, respectively, for net realized losses of $345,000 and $277,000, respectively.   No swap agreements were outstanding in 2010 while swaps were outstanding in 2009 which resulted in losses of $426,000 and $2,819,000 for the quarter and nine months ended September 30, 2009 which were recorded in interest expense for those periods.

Gains of $1,901,000 and $1,389,000 were recognized in selling, general and administrative (SG&A) expenses in the quarter and nine months ended September 30, 2010, respectively, compared to a loss of $78,000 and a gain of  $2,425,000 in the quarter and nine months ended September 30, 2009, respectively, on foreign currency forward contracts not designated as hedging instruments, which were substantially offset by foreign currency gains/losses also recorded in SG&A expenses on the intercompany trade payables for which the derivatives were entered into to offset.  In addition, losses of $29,000 and $68,000 were recognized in the quarter and nine months ended September 30, 2010, respectively, related to derivatives no longer qualifying for hedge accounting treatment as the forecasted transactions hedged by those derivatives are no longer probable of occurring and as a result, the hedging relationship is ineffective.  No comparable gain or loss was recognized in the quarter or nine months ended September 30, 2009.

Fair Value Measurements - Pursuant to ASC 820, the inputs used to derive the fair value of assets and liabilities are analyzed and assigned a level of I, II or III, with level I being the highest and level III being the lowest in the hierarchy. Level I inputs are quoted prices in active markets for identical assets or liabilities.  Level II inputs are quoted prices for similar assets or liabilities in active markets: quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.  Level III inputs are based on valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table provides a summary of the Company’s assets and liabilities that are measured on a recurring basis (in thousands):

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	September 30, 2010	Level I	Level II	Level III
Forward Exchange Contracts	$2,784	$-	$2,784	$-

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

Index

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$32,089	$32,089	$37,501	$37,501
Other investments	1,547	1,547	1,521	1,521
Installment receivables, net	5,406	5,406	7,106	7,106
Long-term debt (including current maturities of long-term debt) *	(247,384)	(271,868)	(273,325)	(299,288)
Forward contracts in other current assets	4,070	4,070	1,907	1,907
Forward contracts in accrued expenses	(1,286)	(1,286)	(2,173)	(2,173)

* The carrying amounts and fair values exclude convertible debt classified as equity in accordance with FSP APB 14-1 ($27,073,000 and $48,272,000 as of September 30, 2010 and December 31, 2009, respectively).

Income Taxes - The Company had an effective tax rate of 25.4% and 36.8% on earnings before tax for the three and nine month periods ended September 30, 2010, respectively, compared to an expected rate at the US statutory rate of 35%.  For the three and nine month periods ended September 30, 2009, the Company had  an effective rate of 24.2% and 28.2%, respectively, compared to an expected rate at the U.S. statutory rate of 35%.  The Company’s effective tax rate for the three months ended September 30, 2010 was lower than the U.S. federal statutory rate as a result of foreign earnings taxed at an effective rate lower than the US statutory rate, and a net profit for the quarter related to countries with tax valuation allowances.  The Company’s effective tax rate for the nine month period ended September 30, 2010 was higher than the US statutory rate due to the negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, more than offsetting the benefit of foreign taxes at rates below the US statutory rate.  The Company continued to be in a loss position in the U.S. principally as a result of recording pre-tax expense of $3,711,000 and $22,145,000 for the three and nine months ended September 30, 2010, respectively, related to the extinguishment of convertible and senior debt at a premium.

For the three and nine month periods ended September 30, 2009, the effective tax rate was lower than the U.S. federal statutory rate as a result of the negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances, which was more than offset by normal tax expense recognized in countries without tax allowances.  The Company’s foreign subsidiaries, as a group excluding those with tax valuation allowances, recognized an effective tax rate lower than the U.S. statutory rate.

During the third quarter of 2010 the Company settled an outstanding contested audit resulting in a reduction of its unrecognized tax benefits related to positions taken during a prior year of $1,825,000.  Also during the third quarter, the Company agreed with the IRS to reduce a federal refund claim which generated a corresponding increase in tax credit carryforwards of $1,675,000 for which a full valuation allowance has been recorded.

Subsequent Events - On October 28, 2010, the Company entered into a new credit agreement (the “New Credit Agreement”) which provides for a $400,000,000 senior secured revolving credit facility maturing in October 2015.  Pursuant to the terms of the New Credit Agreement, the Company, certain of its foreign subsidiaries and certain additional foreign subsidiaries that may become parties to the New Credit Agreement may from time to time borrow, repay and re-borrow up to an aggregate outstanding at any one time of $400,000,000 under the new senior secured revolving credit facility, subject to customary conditions. The New Credit Agreement also provides for the issuance of swing line loans and letters of credit.

A portion of the proceeds from the New Credit Agreement were used to: (a) repay in full all amounts outstanding under the Credit Agreement, dated as of February 12, 2007, among the Company, the guarantors party thereto, and the lenders party thereto and related agreements and documents (as amended, the “Prior Credit Agreement”); (b) finance the Company’s repurchase, on November 1, 2020, of $142,945,000 in outstanding principal amount of the Company’s 9 ¾% Senior Notes due 2015 (the “Senior Notes”), in the tender offer for the Senior Notes conducted by the Company and (c) pay related fees and expenses. The proceeds of the borrowings under the New Credit Agreement may otherwise be used to provide working capital and for other general corporate purposes.  The prior Credit Agreement was terminated on October 28, 2010.

Borrowings under the new senior secured revolving credit facility will bear interest, at the Company’s election, at (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a margin; or (ii) a Base Rate Option plus a margin.  The applicable margin is based on the Company’s leverage ratio and at the time of entry into the New Credit Agreement, the applicable margin was 2.50% per annum for LIBOR loans and 1.50% for the Base Rate Option loans. In addition to interest, the Company is required to pay commitment fees on the unused portion of the senior secured revolving credit facility. The commitment fee rate is initially 0.40% per annum and, like the interest rate spreads, is subject to adjustment thereafter based on the Company’s leverage ratio. The obligations of the borrowers under the New Credit Agreement are secured by substantially all of the Company’s U.S. assets and are guaranteed by substantially all of the Company’s material domestic and foreign subsidiaries.

Index

The New Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that require the Company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the New Credit Agreement) of no greater than 3.50 to 1, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the New Credit Agreement) of no less than 3.50 to 1. The New Credit Agreement also requires the Company to redeem, purchase or repurchase no less than $100,000,000 in principal amount of the Senior Notes and/or the Company’s 4.125% Convertible Senior Subordinated Debentures due 2027 (the “Convertible Notes”) by February 28, 2011, which requirement the Company has satisfied through the repurchase of Senior Notes in the tender offer completed on November 1, 2010.  After that date, the Company may redeem, purchase or repurchase the Senior Notes and/or the Convertible Notes so long as no event of default is then occurring or would be caused thereby and the Company’s leverage ratio after such redemption, purchase or repurchase is not more than 3.00 to 1.

The New Credit Agreement provides for customary events of default with corresponding grace periods, including, among other things, failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and change of control.

On November 1, 2010, the Company purchased an aggregate of 142,945,000 in principal amount of the Senior Notes in a tender offer conducted by the Company.  The Company paid $1,075.00 for each $1,000 principal amount of the Senior Notes validly tendered in the tender offer, which included a consent payment of $30.00 per $1,000 principal amount of the Senior Notes.  The Company also paid accrued and unpaid interest on the purchased Senior Notes up to, but not including, November 1, 2010.  After giving effect to the Senior Notes purchased in the tender offer, an aggregate of approximately $3,055,000 principal amount of the Senior Notes remain outstanding.  In connection with tender offer, the Company received a sufficient number of consents to adopt, on November 1, 2010, amendments to the indenture governing the Senior Notes pursuant to a supplemental indenture entered into with the trustee for the Senior Notes.  The amendments have eliminated substantially all of the restrictive covenants and reduced the list of potential events that would constitute events of default in the indenture governing the Senior Notes.

Supplemental Guarantor Information - Effective February 12, 2007, substantially all of the domestic subsidiaries (the “Guarantor Subsidiaries”) of the Company became guarantors of the indebtedness of Invacare Corporation under its Senior Notes with an initial aggregate principal amount of $175,000,000 and under its Convertible Notes with an initial aggregate principal amount of $135,000,000.  The majority of the Company’s subsidiaries, which are primarily foreign subsidiaries of the Company, are not guaranteeing the indebtedness of the Senior Notes or Convertible Notes (the “Non-Guarantor Subsidiaries”).  Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest related to the Senior Notes and to the Convertible Notes and each of the Guarantor Subsidiaries are directly or indirectly wholly-owned subsidiaries of the Company.

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

Index

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Three month period ended September 30, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$105,143	$180,297	$176,793	$(24,757)	$437,476
Cost of products sold	73,400	139,855	117,485	(24,831)	305,909
Gross Profit	31,743	40,442	59,308	74	131,567
Selling, general and administrative expenses	32,911	28,784	40,251	-	101,946
Loss on debt extinguishment including debt finance charges and associated fees	3,711	-	-	-	3,711
Income (loss) from equity investee	25,227	8,973	6	(34,206)	-
Interest expense - net	4,170	227	590	-	4,987
Earnings (loss) before Income Taxes	16,178	20,404	18,473	(34,132)	20,923
Income taxes	580	109	4,636	-	5,325
Net Earnings (loss)	$15,598	$20,295	$13,837	$(34,132)	$15,598

Three month period ended September 30, 2009
Net sales	$104,511	$171,241	$181,938	$(23,659)	$434,031
Cost of products sold	74,084	133,629	118,540	(23,676)	302,577
Gross Profit	30,427	37,612	63,398	17	131,454
Selling, general and administrative expenses	43,607	21,650	39,087	-	104,344
Charge related to restructuring activities	(80)	60	1,877	-	1,857
Income (loss) from equity investee	33,209	9,365	(3,615)	(38,959)	-
Interest expense - net	6,277	(849)	2,049	-	7,477
Earnings (loss) before Income Taxes	13,832	26,116	16,770	(38,942)	17,776
Income taxes	356	100	3,844	-	4,300
Net Earnings (loss)	$13,476	$26,016	$12,926	$(38,942)	$13,476

Index

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Nine month period ended September 30, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$300,383	$535,735	$509,575	$(75,149)	$1,270,544
Cost of products sold	212,173	418,825	339,008	(75,232)	894,774
Gross Profit	88,210	116,910	170,567	83	375,770
Selling, general and administrative expenses	100,124	81,987	126,032	-	308,143
Loss on debt extinguishment including debt finance charges and associated fees	22,145	-	-	-	22,145
Income (loss) from equity investee	67,674	17,807	(377)	(85,104)	-
Interest expense - net	13,950	536	2,353	-	16,839
Earnings (loss) before Income Taxes	19,665	52,194	41,805	(85,021)	28,643
Income taxes	1,572	662	8,316	-	10,550
Net Earnings (loss)	$18,093	$51,532	$33,489	$(85,021)	$18,093

Nine month period ended September 30, 2009
Net sales	$288,590	$522,818	$491,486	$(58,327)	$1,244,567
Cost of products sold	205,662	411,488	327,891	(58,451)	886,590
Gross Profit	82,928	111,330	163,595	124	357,977
Selling, general and administrative expenses	103,802	80,907	111,707	-	296,416
Charge related to restructuring activities	255	60	3,442	-	3,757
Income (loss) from equity investee	67,216	15,661	(9,848)	(73,029)	-
Interest expense - net	21,467	(2,085)	5,638	-	25,020
Earnings (loss) before Income Taxes	24,620	48,109	32,960	(72,905)	32,784
Income taxes	1,086	300	7,864	-	9,250
Net Earnings (loss)	$23,534	$47,809	$25,096	$(72,905)	$23,534

Index

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) September 30, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$4,004	$2,140	$25,945	$-	$32,089
Trade receivables, net	94,705	69,864	90,088	-	254,657
Installment receivables, net	-	840	2,498	-	3,338
Inventories, net	44,205	41,611	98,016	(1,235)	182,597
Deferred income taxes	-	-	1,327	-	1,327
Other current assets	16,033	5,948	33,578	(7,251)	48,308
Total Current Assets	158,947	120,403	251,452	(8,486)	522,316
Investment in subsidiaries	1,438,089	613,052	-	(2,051,141)	-
Intercompany advances, net	77,591	705,670	228,478	(1,011,739)	-
Other Assets	39,887	2,239	799	-	42,925
Other Intangibles	1,279	9,105	61,691	-	72,075
Property and Equipment, net	47,005	12,102	70,930	-	130,037
Goodwill	5,022	34,388	455,774	-	495,184
Total Assets	$1,767,820	$1,496,959	$1,069,124	$(3,071,366)	$1,262,537

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$78,257	$16,608	$50,045	$-	$144,910
Accrued expenses	39,475	22,429	81,922	(7,250)	136,576
Accrued income taxes	-	-	4,121	-	4,121
Short-term debt and current maturities of long-term obligations	173	122	721	-	1,016
Total Current Liabilities	117,905	39,159	136,809	(7,250)	286,623
Long-Term Debt	238,418	5	7,945	-	246,368
Other Long-Term Obligations	48,205	23	46,766	-	94,994
Intercompany advances, net	728,740	191,416	91,583	(1,011,739)	-
Total Shareholders’ Equity	634,552	1,266,356	786,021	(2,052,377)	634,552
Total Liabilities and Shareholders’ Equity	$1,767,820	$1,496,959	$1,069,124	$(3,071,366)	$1,262,537

Index

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) December 31, 2009	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$6,569	$2,526	$28,406	$-	$37,501
Trade receivables, net	101,416	64,451	101,312	(4,165)	263,014
Installment receivables, net	-	954	2,611	-	3,565
Inventories, net	42,512	39,114	91,916	(1,320)	172,222
Deferred income taxes	-	-	390	-	390
Other current assets	15,608	6,307	31,245	(1,388)	51,772
Total Current Assets	166,105	113,352	255,880	(6,873)	528,464
Investment in subsidiaries	1,447,759	594,024	-	(2,041,783)	-
Intercompany advances, net	115,510	1,057,341	196,323	(1,369,174)	-
Other Assets	43,246	3,420	1,340	-	48,006
Other Intangibles	1,604	8,023	75,678	-	85,305
Property and Equipment, net	49,608	9,344	82,681	-	141,633
Goodwill	5,023	24,634	526,436	-	556,093
Total Assets	1,828,855	$1,810,138	$1,138,338	$(3,417,830)	$1,359,501

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$70,867	$12,986	$57,206	$-	$141,059
Accrued expenses	45,309	24,137	78,400	(5,553)	142,293
Accrued income taxes	-	-	5,884	-	5,884
Short-term debt and current maturities of long-term obligations	173	-	918	-	1,091
Total Current Liabilities	116,349	37,123	142,408	(5,553)	290,327
Long-Term Debt	262,188	-	10,046	-	272,234
Other Long-Term Obligations	45,156	2,040	48,507	-	95,703
Intercompany advances, net	703,925	564,582	100,667	(1,369,174)	-
Total Shareholders’ Equity	701,237	1,206,393	836,710	(2,043,103)	701,237
Total Liabilities and Shareholders’ Equity	$1,828,855	$1,810,138	$1,138,338	$(3,417,830)	$1,359,501

Index

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Nine month period ended September 30, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided by Operating Activities	$58,306	$14,311	$1,863	$-	$74,480
Investing Activities
Purchases of property and equipment	(5,251)	(442)	(5,632)	-	(11,325)
Proceeds from sale of property and equipment	-	(2)	28	-	26
(Increase) decrease in other long-term assets	549	(11)	520	-	1,058
Business acquisitions, net of cash acquired	-	(13,725)	-	-	(13,725)
Other	316	(517)	(428)	-	(629)
Net Cash Used for Investing Activities	(4,386)	(14,697)	(5,512)	-	(24,595)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	337,225	-	4,377	-	341,602
Payments on revolving lines of credit and long-term borrowings	(393,635)	-	-	-	(393,635)
Proceeds from exercise of stock options	1,137	-	-	-	1,137
Payment of dividends	(1,212)	-	-	-	(1,212)
Net Cash Provided (Used) by Financing Activities	(56,485)	-	4,377	-	(52,108)
Effect of exchange rate changes on cash	-	-	(3,189)	-	(3,189)
Decrease in cash and cash equivalents	(2,565)	(386)	(2,461)	-	(5,412)
Cash and cash equivalents at beginning of period	6,569	2,526	28,406	-	37,501
Cash and cash equivalents at end of period	$4,004	$2,140	$25,945	$-	$32,089

Index

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
(in thousands) Nine month period ended September 30, 2009	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$95,736	$1,453	$(11,182)	$-	$86,007
Investing Activities
Purchases of property and equipment	(3,926)	(1,479)	(5,111)	-	(10,516)
Proceeds from sale of property and equipment	-	-	1,111	-	1,111
Increase in other long-term assets	(350)	(122)	11	-	(461)
Other	(523)	341	(88)	-	(270)
Net Cash Used for Investing Activities	(4,799)	(1,260)	(4,077)	-	(10,136)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	274,420	-	-	-	274,420
Payments on revolving lines of credit and long-term borrowings	(372,494)	-	(841)	-	(373,335)
Proceeds from exercise of stock options	1,001	-	-	-	1,001
Payment of dividends	(1,201)	-	-	-	(1,201)
Net Cash Used by Financing Activities	(98,274)	-	(841)	-	(99,115)
Effect of exchange rate changes on cash	-	-	3,549	-	3,549
Increase (decrease) in cash and cash equivalents	(7,337)	193	(12,551)	-	(19,695)
Cash and cash equivalents at beginning of period	10,920	2,284	34,312	-	47,516
Cash and cash equivalents at end of period	$3,583	$2,477	$21,761	$-	$27,821

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Current Report on Form 8-K as furnished to the Securities and Exchange Commission on October 28, 2010.

OUTLOOK FOR 2010

During the third quarter, the Company met its internal plan despite weakened foreign exchange rates compared to the U.S. dollar. At the beginning of Europe’s fourth quarter, which started in September, European foreign exchange rates strengthened against the U.S. dollar. As the third quarter ended, certain commodity costs were on the rise, particularly aluminum.  The Company will continue to manage through these issues, and maintains a range on its guidance in light of the volatility of commodities and foreign exchange rates.

Focusing on reimbursement in the United States, there have been no significant updates related to National Competitive Bidding, as the contract winners in the first nine metropolitan areas have yet to be announced. The Company does not expect National Competitive Bidding to have an impact on its 2010 results.

With the combination of continued organic growth, gross margin improvement and reduced interest expense related to the Company’s pay down of high interest rate debt (discussed under “Liquidity and Capital Resources”), the Company updated its 2010 guidance.  Organic sales growth, earnings and cash flow for 2010 are expected, as of the date of this filing, to be consistent with the updated guidance provided in the Company’s October 28, 2010 press release announcing third quarter results.

RESULTS OF OPERATIONS

NET SALES

Net sales for the quarter increased 0.8% to $437,476,000 versus $434,031,000 for the third quarter last year.  Foreign currency translation decreased net sales by 2.2 percentage points and an acquisition increased net sales by 0.6 of a percentage point. Organic net sales for the quarter increased 2.4% over the same period last year driven by all segments except the Institutional Products Group.  For the nine months ended September 30, 2010, net sales increased 2.1% to $1,270,544,000, compared to $1,244,567,000 for the same period a year ago.  Foreign currency translation decreased net sales by 1.1 percentage points and an acquisition increased net sales by 0.3 of a percentage point. Organic net sales for the nine months ended September 30, 2010 increased 0.7% over the same period a year ago.

North American/Home Medical Equipment (NA/HME)

NA/HME net sales increased 3.2% for the quarter to $190,925,000 as compared to $185,072,000 for the same period a year ago, driven by increased Rehab and Standard product line sales partially offset by a slight decline in Respiratory product line sales.   With foreign currency translation increasing net sales by 0.4 of a percentage point and an acquisition impact of 1.5 percentage points, organic net sales for NA/HME increased 1.3% for the quarter. Rehab product line sales increased by 2.6% compared to the third quarter last year, driven primarily by higher sales of custom power and consumer power products. Standard product line net sales increased 0.7% compared to the third quarter last year, driven by standard wheelchair and bed products.  Respiratory product line sales decreased slightly by 0.1% for the third quarter as compared to the third quarter of last year, primarily due to a reduction in sales of stationary concentrators related to a national account.  For the nine months ended September 30, 2010, net sales decreased 0.7% to $556,000,000 as compared to $559,851,000 for the same period a year ago.  Foreign currency translation increased net sales by 0.9 of a percentage point while an acquisition increased net sales by 0.6 of a percentage point; organic net sales declined 2.2%.

Invacare Supply Group (ISG)

ISG net sales for the quarter increased 6.2% to $75,201,000 compared to $70,825,000 for the same period last year. The net sales increase was attributable to continued growth in sales to national providers, particularly in diabetic and incontinence products.  For the first nine months of 2010, net sales increased 6.4% to $217,745,000 as compared to $204,688,000 for the same period last year.

Institutional Products Group (IPG)

IPG net sales for the third quarter decreased by 15.7% to $19,777,000 compared to $23,462,000 last year.  Foreign currency translation increased net sales by 0.3 of a percentage point.  The net sales decrease was related to slowed capital equipment purchases primarily as a result of customer concerns surrounding the availability of financing in the current credit market and customer distraction related to Medicare nursing home reimbursement changes in the United States that were effective on October 1, 2010.  For the first nine months of 2010, net sales decreased 4.0% to $64,755,000 as compared to $67,469,000 for the same period a year ago.  Foreign currency translation increased net sales by approximately 0.9 of a percentage point.

Index

Europe

For the third quarter, European net sales decreased 4.5% to $128,613,000 versus $134,604,000 last year.  Foreign currency translation decreased net sales by 8.8 percentage points.   Organic net sales for the quarter increased by 4.3%, primarily related to increased Rehab and Respiratory product line net sales. For the first nine months of 2010, European net sales increased 2.6% to $369,446,000 compared to $360,209,000 for the same period last year.  Foreign currency translation decreased net sales by 0.2 of a percentage point.

Asia/Pacific

Asia/Pacific net sales increased 14.4% for the quarter to $22,960,000 as compared to $20,068,000 for the same period a year ago.  Foreign currency translation increased net sales by 6.7 percentage points; organic net sales increased 7.7%.  The net sales increase continues to be driven by the Company's New Zealand distribution business and increased demand for product from the Company's subsidiary which produces microprocessor controllers.  For the first nine months of 2010, net sales increased 19.6% to $62,598,000 as compared to $52,350,000 for the same period a year ago.  Foreign currency translation increased net sales by 15.6 percentage points resulting in organic net sales of 4.0% for the first nine months of 2010.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine-month periods ended September 30, 2010 was 30.1% and 29.6%, respectively, compared to 30.3% and 28.8%, respectively, in the same periods last year.   The gross margin decline versus the third quarter of last year was related to commodity cost increases, freight costs and foreign currency exchange transactions.  Gross margins for North America/HME and Asia Pacific segments were favorable compared to last year’s third quarter; with Europe, IPG and Invacare Supply Group unfavorable.

For the first nine months of the year, NA/HME margins as a percentage of net sales increased to 35.3% compared with 33.4% in the same period last year primarily due to cost reduction activities including reduction in warranty expense partially offset by increased freight costs and commodity cost increases.  ISG gross margins decreased by 0.8 of a percentage point primarily as a result of increased freight costs and inventory costs.  IPG gross margin increased by 1.0 percentage point due to favorable cost reduction programs, including freight programs.  In Europe, gross margin as a percentage of net sales improved by 0.1 of a percentage point driven primarily by increased volume and cost reductions partially offset by higher freight cost and unfavorable foreign currency transactions related to the U.S. dollar.  Gross margin, as a percentage of net sales in Asia/Pacific, increased by 6.4 percentage points, primarily due to increased volumes and the favorable impact of foreign currency.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expense as a percentage of net sales for the three and nine months ended September 30, 2010 was 23.3% and 24.3%, respectively, compared to 24.0% and 23.8% for each of the same periods a year ago.  The dollar decrease for the quarter was $2,398,000 or 2.3% compared to an increase of $11,727,000 or 4.0% for the first nine months of the year, as compared to the same period a year ago.  An acquisition increased these expenses by $1,849,000 in the quarter and $2,499,000 in the first nine months of the year, while foreign currency translation decreased these expenses by $1,414,000 in the quarter and increased these expenses by $5,692,000 in the first nine months of the year compared to the same periods a year ago.

Excluding the impact of foreign currency translation and an acquisition, SG&A expense decreased 2.7% for the quarter and increased 1.2% for the first nine months of 2010 as compared to the same periods a year ago.  The dollar decrease, excluding foreign currency translation and acquisitions, was $2,833,000 for the quarter compared to an increase of $3,536,000 for the first nine months of the year, as compared to the same periods a year ago.  The increase in SG&A expense for the year-to-date period is primarily attributable to increased associate and legal expenses.

North American/HME SG&A expense increased $203,000, or 0.4%, for the quarter and $6,803,000, or 4.3%, in the first nine months of 2010 compared to the same periods a year ago.  For the quarter, foreign currency translation increased SG&A expense by $221,000 or 0.4% while acquisitions increased SG&A expense by $1,849,000 or 3.3%.  For the first nine months of 2010, foreign currency translation increased SG&A expense by $1,474,000 or 0.9% while acquisitions increased SG&A by $2,499,000 or 1.6%.  The year-to-date increase in SG&A expense is primarily attributable to increased associate and legal expenses.

Index

Invacare Supply Group SG&A expense decreased $848,000, or 11.8%, for the quarter and decreased by $978,000, or 4.7%, in the first nine months of 2010 compared to the same periods a year ago with the year-to-date decrease in expense primarily due to reduced bad debt expense.

Institutional Products Group SG&A expense increased $639,000, or 18.0%, for the quarter and increased $1,858,000, or 16.1%, in the first nine months of 2010 compared to the same periods a year ago.  Foreign currency translation increased SG&A expense by $42,000 or 1.2% for the quarter and $197,000 or 1.7% for the first nine months of the year.  Excluding the impact of foreign currency translation, SG&A expense increased 16.8% for the quarter and 14.4% for the first nine months of 2010, respectively, as compared to last year.  The year-to-date increase is primarily attributable to increased associate costs and unfavorable foreign currency transactions.

European SG&A expense decreased $2,695,000, or 8.6%, for the quarter and increased $2,911,000, or 3.3%, for the first nine months of 2010 compared to the same periods a year ago.  For the quarter, foreign currency translation decreased SG&A expense by $2,092,000, or 6.7%.  For the first nine months of 2010, foreign currency translation increased SG&A expense by $1,081,000, or 1.2%, respectively.  Excluding the impact of foreign currency translation, SG&A expense decreased by 1.9% for the quarter and increased 2.1% for the first nine months of the year, respectively, as compared to the same periods a year ago.  The year-to-date increase is primarily attributable to increased associate costs.

Asia/Pacific SG&A expense increased $303,000, or 4.9%, for the quarter and $1,133,000, or 6.0%, in the first nine months of the year compared to the same periods a year ago.  For the quarter, foreign currency translation increased SG&A expense by $415,000, or 6.7%.  For the first nine months of 2010, foreign currency translation increased SG&A expense by $2,940,000, or 15.5%.  Excluding the impact of foreign currency translation, SG&A expense decreased 1.8% and 9.6% for the quarter and first nine months of 2010, respectively as compared to last year due primarily to cost reduction activities and favorable currency transaction impact related to the U.S. dollar.

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

The Company’s restructuring activities concluded in the fourth quarter of 2009, thus no material additional charges were incurred in the first nine months of 2010 compared to restructuring charges of $4,055,000 in the first nine months of 2009 which included $255,000 in NA/HME, $60,000 in ISG, $171,000 in IPG, $1,135,000 in Asia/Pacific and $2,434,000 in Europe.  The 2009 charge amount is included in cost of products sold and on the Charge Related to Restructuring Activities in the Condensed Consolidated Statement of Operations as part of operations.  There are no material accrual balances related to the charge remaining as of September 30, 2010.

LOSS ON DEBT EXTINGUISHMENT INCLUDING DEBT FINANCE CHARGES AND ASSOCIATED FEES

During the three and nine months ended September 30, 2010, the Company paid down $8,158,000 and $83,061,000 par value of debt comprised of $8,158,000 and $54,061,000 related to its 4.125% Convertible Senior Subordinated Debentures due 2027 and $0 and $29,000,000 related to its 9 3/4% Senior Notes due 2015, respectively.  The Company retired the debt at a premium above par.  In accordance with Convertible Debt, ASC 470-20, the Company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt.  For the three and nine months ended September 30, 2010, the Company recorded pre-tax expense of $3,711,000 and $22,145,000, respectively related to the loss on the debt extinguishment including the write-off of $209,000 and $2,094,000, respectively, of pre-tax deferred financing fees, which were previously capitalized.

INTEREST

Interest expense decreased $2,588,000 and $8,762,000 for the third quarter and first nine months of 2010, respectively, compared to the same periods last year due to lower debt levels.  Interest income for the third quarter and first nine months of 2010 decreased $98,000 and $581,000, respectively, compared to the same periods last year, which was primarily on the result of maintaining lower average foreign cash balances.

Index

INCOME TAXES

The Company had an effective tax rate of 25.4% and 36.8% on earnings before tax for the three and nine month periods ended September 30, 2010, respectively, compared to an expected rate at the US statutory rate of 35%.  For the three and nine month periods ended September 30, 2009, the Company had  an effective tax rate of 24.2% and 28.2%, respectively, compared to an expected tax rate at the US statutory rate of 35%.  The Company’s effective tax rate for the three months ended September 30, 2010 was lower than the U.S. federal statutory rate as a result of foreign earnings taxed at an effective rate lower than the U.S. statutory rate, and a net profit for the quarter related to countries with tax valuation allowances.  The Company’s effective tax rate for the nine month period ended September 30, 2010 was higher than the US statutory rate due to the negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, more than offsetting the benefit of foreign taxes at rates below the US statutory rate.  The Company continued to be in a loss position in the U.S. principally as a result of recording pre-tax expense of $3,711,000 and $22,145,000 for the three and nine months ended September 30, 2010, respectively, related to the extinguishment of convertible and senior debt at a premium.

For the three and nine month periods ended September 30, 2009, the effective tax rate was lower than the U.S. federal statutory rate as a result of the negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances, which was more than offset by normal tax expense recognized in countries without tax allowances.  The Company’s foreign subsidiaries, as a group excluding those with tax valuation allowances, recognized an effective tax rate lower than the U.S. statutory rate.

During the third quarter of 2010 the Company settled an outstanding contested audit resulting in a reduction of its unrecognized tax benefits related to positions taken during a prior year of $1,825,000.  Also during the third quarter, the Company agreed with the IRS to reduce a federal refund claim which generated a corresponding increase in tax credit carryforwards of $1,675,000 for which a full valuation allowance has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt and Subsequent Events in the Notes to Consolidated Financial Statements) included in this report and working capital management. The company maintains various bank lines of credit to finance its worldwide operations

The Company’s total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, decreased by $47,149,000 from $321,606,000 as of December 31, 2009 to $274,457,000 as of September 30, 2010 primarily as a result of the generation of cash flow and utilization of cash to pay down debt.  The Company’s balance sheet reflects the impact of ASC 470-20 which reduced debt and increased equity by $27,073,000 and $48,272,000 as of September 30, 2010 and December 31, 2009, respectively.  The debt discount decreased $3,527,000 and $21,199,000 during the quarter and first nine months of the year primarily as a result of the extinguishment of convertible debt.  The Company’s cash and cash equivalents were $32,089,000 at September 30, 2010, down from $37,501,000 at the end of the year.   At September 30, 2010, the Company had outstanding $39,500,000 on its revolving line of credit compared to $1,725,000 as of December 31, 2009.

Effective July 12, 2010, the Company entered into a fifth amendment to its credit agreement which, among other things, amended the credit agreement to increase the aggregate face amount of the Company’s 9 3/4% Senior Notes due 2015 (the “Senior Notes”) and the Company’s 4.125% Convertible Senior Subordinated Debentures due 2027 (the “Convertible Notes”) that the Company is permitted to redeem, repurchase or otherwise retire, pursuant to certain terms and conditions, from $75,000,000 to $105,000,000.

The Company’s borrowing arrangements, in effect through September 30, 2010, contain covenants with respect to maximum amount of debt, minimum loan commitments, interest coverage, net worth, dividend payments, working capital, and funded debt to capitalization, as defined in the Company’s credit agreements and indentures governing its Convertible Notes and Senior Notes.  As of September 30, 2010, the Company was in compliance with all covenant requirements.  Under the most restrictive covenant of the Company’s borrowing arrangements as of September 30, 2010, the Company had the capacity to borrow up to an additional $110,500,000.  On October 28, 2010, the Company’s existing credit facility was terminated and the Company entered into a new credit agreement (the “New Credit Agreement”) that contains certain covenants which are further described below.  On November 1, 2010, the Company amended the indenture governing the Senior Notes to eliminate substantially all of the restrictive covenants and reduced the list of potential events that would constitute events of default in the indenture, which also is further described below.

The leverage ratio is defined in the credit facility, in effect through September 30, 2010, as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the previous twelve months.  As of September 30, 2010, the maximum leverage ratio permitted by the borrowing arrangements was 4.0 to 1.0.  The actual leverage ratio as of September 30 was 1.86 to 1.0 compared to 2.24 to 1.0 as of December 31, 2009.

Index

The interest coverage ratio is defined in the credit facility, in effect through September 30, 2010, as Consolidated EBITDA for the previous twelve months as compared to Consolidated Interest Charges for the previous twelve months.   As of September 30, 2010, the minimum interest coverage ratio permitted by the borrowing arrangements was 3.0 to 1.0.  The actual interest coverage ratio as of September 30, 2010 was 7.24 to 1.0 compared to 5.01 to 1.0 as of December 31, 2009.

The fixed charge ratio, as defined in the credit facility in effect through September 30, 2010, takes into consideration several items including:  Consolidated EBITDA, rent and lease expense, capital expenditures, interest charges, regularly scheduled principal payments and federal, state and local taxes paid.  As of September 30, 2010, the minimum fixed charge ratio permitted by the borrowing arrangements was 1.6 to 1.0.  The actual fixed charge ratio as of September 30, 2010 was 3.22 to 1.0 compared to 2.20 to 1.0 as of December 31, 2009.

On October 28, 2010, the Company entered into the New Credit Agreement which provides for a $400,000,000 senior secured revolving credit facility maturing in October 2015.  Pursuant to the terms of the New Credit Agreement, the Company, certain of its foreign subsidiaries and certain additional foreign subsidiaries that may become parties to the New Credit Agreement may from time to time borrow, repay and re-borrow up to an aggregate outstanding at any one time of $400,000,000 under the new senior secured revolving credit facility, subject to customary conditions. The New Credit Agreement also provides for the issuance of swing line loans and letters of credit.

A portion of the proceeds from the New Credit Agreement were used to: (a) repay in full all amounts outstanding under the Credit Agreement, dated as of February 12, 2007, among the Company, the guarantors party thereto, and the lenders party thereto and related agreements and documents (as amended, the “Prior Credit Agreement”); (b) finance the Company’s repurchase, on November 1, 2020, of $142,945,000 in outstanding principal amount of the Senior Notes in the tender offer for the Senior Notes conducted by the Company and (c) pay related fees and expenses. The proceeds of the borrowings under the New Credit Agreement may otherwise be used to provide working capital and for other general corporate purposes.

Borrowings under the new senior secured revolving credit facility will bear interest, at the Company’s election, at (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a margin; or (ii) a Base Rate Option plus a margin.  The applicable margin is based on the Company’s leverage ratio and at the time of entry into the New Credit Agreement, the applicable margin was 2.50% per annum for LIBOR loans and 1.50% for the Base Rate Option loans. In addition to interest, the Company is required to pay commitment fees on the unused portion of the senior secured revolving credit facility. The commitment fee rate is initially 0.40% per annum and, like the interest rate spreads, is subject to adjustment thereafter based on the Company’s leverage ratio. The obligations of the borrowers under the New Credit Agreement are secured by substantially all of the Company’s U.S. assets and are guaranteed by substantially all of the Company’s material domestic and foreign subsidiaries.

The New Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that require the Company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the New Credit Agreement) of no greater than 3.50 to 1, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the New Credit Agreement) of no less than 3.50 to 1. The New Credit Agreement also requires the Company to redeem, purchase or repurchase no less than $100,000,000 in principal amount of the Senior Notes and/or the Convertible Notes by February 28, 2011, which requirement the Company has satisfied through the repurchase of Senior Notes in the tender off completed on November 1, 2010.  After that date, the Company may redeem, purchase or repurchase the Senior Notes and/or the Convertible Notes so long as no event of default is then occurring or would be caused thereby and the Company’s leverage ratio after such redemption, purchase or repurchase is not more than 3.00 to 1.

The New Credit Agreement provides for customary events of default with corresponding grace periods, including, among other things, failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and change of control.

On November 1, 2010, the Company purchased an aggregate of $142,945,000 in principal amount of the Senior Notes in a tender offer conducted by the Company.  The Company paid $1,075.00 for each $1,000 principal amount of the Senior Notes validly tendered in the tender offer, which included a consent payment of $30.00 per $1,000 principal amount of the Senior Notes.  The Company also paid accrued and unpaid interest on the purchased Senior Notes up to, but not including, November 1, 2010.  After giving effect to the Senior Notes purchased in the tender offer, an aggregate of approximately $3,055,000 principal amount of the Senior Notes remain outstanding.  In connection with tender offer, the Company received a sufficient number of consents to adopt, on November 1, 2010, amendments to the indenture governing the Senior Notes pursuant to a supplemental indenture entered into with the trustee for the Senior Notes.  The amendments have eliminated substantially all of the restrictive covenants and reduced the list of potential events that would constitute events of default in the indenture governing the Senior Notes.

Index

While the interest rate on borrowings under the Company’s new senior secured credit facility is higher than the rate of LIBOR plus a margin of 1.25% under the Company’s prior revolving credit facility, the new senior secured credit facility provides the Company with increased borrowing capacity.  The Company used the increased capacity, in part, to repurchase Senior Notes in the tender offer described above.  The Company intends to redeem the remaining Senior Notes in February 2011, subject to the Company’s discretion and the terms of the notes and related indenture.

While there is general concern about the potential for rising interest rates, the Company believes that its exposure to interest rate fluctuations is manageable given that portions of the Company’s debt are at fixed rates for extended periods of time with the Company’s revolving credit agreement debt, $39,500,000 as of September 30, 2010, being the only significant floating rate debt outstanding.  The Company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the Company’s free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of September 30, 2010, the weighted average floating interest rate on borrowings was 6.82% compared to 7.27% as of December 31, 2009.

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

CAPITAL EXPENDITURES

The Company had no individually material capital expenditure commitments outstanding as of September 30, 2010. The Company estimates that capital investments for 2010 could approximate $20,000,000 as compared to $17,999,000 in 2009.  The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $74,480,000 for the first nine months of 2010 compared to $86,007,000 in the first nine months of 2009.  Operating cash flows for the first nine months of 2010 were lower compared to the same period a year ago principally due to an increase in accounts receivable and inventory partially offset by the collection of a tax receivable of $7,800,000 in the first quarter of 2010.

Cash used for investing activities was $24,595,000 for the first nine months of 2010 compared to $10,136,000 used in the first nine months of 2009.  The increase in cash used for investing activities was primarily due to a $13,725,000 acquisition of an equipment rental company focused on skilled nursing and long-term care providers and slightly higher levels of purchases of property, plant and equipment in the first nine months of 2010 compared to the first nine months of 2009.

Cash used by financing activities was $52,108,000 for the first nine months of 2010 compared to cash used of $99,115,000 in the first nine months of 2009 and reflects the Company’s utilization of cash, including cash generated from operations during the year, as well as utilization of its revolving line of credit during the year principally to retire approximately $83,000,000 in higher interest convertible senior subordinated debentures and senior notes.

During the first nine months of 2010, the Company generated free cash flow of $63,181,000 compared to free cash flow of $79,814,000 in the first nine months of 2009.  The decrease was primarily attributable to the same items as noted above which impacted operating cash flows.  Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less purchases of property and equipment, net of proceeds from sales of property and equipment.  Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including, for example, acquisitions).  However, it should be noted that the Company’s definition of free cash flow may not be comparable to similar measures disclosed by other companies because not all companies calculate free cash flow in the same manner.

Index

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$74,480	$86,007
Net cash impact related to restructuring activities	-	3,212
Less: Purchases of property and equipment - net	(11,299)	(9,405)
Free Cash Flow	$63,181	$79,814

DIVIDEND POLICY

On August 18, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of October 5, 2010, which was paid on October 14, 2010.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Accounting for Stock-Based Compensation
The Company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The Company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted since 2005 and the Company continues to use a Black-Scholes valuation model. As of September 30, 2010, there was $16,864,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Plan, which is related to non-vested options and shares, and includes $5,692,000 related to restricted stock awards.  The Company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

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

On July 21, 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20).  ASU 2010-20 requires entities to provide additional disclosures regarding credit-risk exposures, including how credit risk is analyzed and assessed, and allowances for credit losses, including reasons for changes each period.  The Company is analyzing the impact of ASU 2010-20, which is currently expected to impact the Company’s installment receivable disclosures in the Company’s 2010 Form 10-K.  The Company does not believe ASU 2010-20 will have any material impact on the Company’s financial position, results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations.  Based on September 30, 2010 debt levels, a 1% change in interest rates would impact interest expense by approximately $395,000. Additionally, the Company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company’s financial condition or results of operations.

The Company’s financing agreements as of September 30, 2010, established in February 2007, provided the Company with initial total capacity of approximately $710,000,000.  The $150,000,000 revolving credit facility, in effect through October 28, 2010, had the earliest expiration date, which was February 2012. On October 28, 2010, the Company entered into the New Credit Agreement which provides for a $400,000,000 senior secured revolving credit facility maturing in October 2015.  As of November 1, 2010, the Company had repurchased an aggregate of $171,945,000 in principal amount of the Senior Notes and an aggregate of $54,061,000 in principal amount of the Convertible Notes.  Accordingly, the Company’s exposure to the volatility of the current market environment is limited as the Company does not currently need to re-finance any of its debt. However, the Company’s new senior secured revolving credit facility contains covenants with respect to, among other items, interest coverage and debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the Company’s New Credit Agreement. The Company is in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the Company would have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

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

As of September 30, 2010, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2010, in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Interim Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.  There were no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

(c)
The following table presents information with respect to repurchases of common shares made by the Company during the three months ended September 30, 2010. Any repurchased shares are surrendered to the Company by employees for minimum tax withholding purposes in conjunction with the exercise of stock options held by the employees under the Company’s 2003 Performance Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
7/1/2010-7/31/10	-	$-	-	1,362,900
8/1/2010-8/31/10	-	-	-	1,362,900
9/1/2010-9/30/10	-	-	-	1,362,900
Total	-	$-	-	1,362,900

On August 17, 2001, the Board of Directors authorized the Company to repurchase up to 2,000,000 Common Shares.  To date, the Company has purchased 637,100 shares under this program, with authorization remaining to purchase 1,362,900 additional shares.  The Company purchased no shares pursuant to this program during the first nine months of 2010.

During the first nine months of 2010, the Company purchased a total of $54,061,000 in principal amount of its outstanding 4.125% Convertible Senior Subordinated Debentures due 2027 in open market transactions for an aggregate of approximately $64,532,000.  During the first nine months of 2010, the Company purchased a total of $29,000,000 in principal amount of its outstanding 9 3/4% Senior Notes due 2015 in open market transactions for an aggregate of approximately $31,213,000.  On November 1, 2010, the Company purchased an aggregate of $142,945,000 in principal amount of the 9 ¾% Senior Notes due 2015 in a tender offer conducted by the Company.  The Company paid $1,075.00 for each $1,000 principal amount of the 9 ¾% Senior Notes due 2015 validly tendered in the tender offer, which included a consent payment of $30.00 per $1,000 principal amount of the 9 ¾% Senior Notes due 2015.  In the tender offer, the Company also paid accrued and unpaid interest on the purchased 9 ¾% Senior Notes due 2015 up to, but not including, November 1, 2010.  The Company also may from time to time seek to retire or purchase the Company’s outstanding 9 3/4% Senior Notes due 2015 and/or 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise.  The Company intends to redeem the remaining 9 ¾% Senior Notes due 2015 in February 2011, subject to the Company’s discretion and the terms of the notes and related indenture.

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

INVACARE CORPORATION

Date: November 5, 2010	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)