Form 10-Q
period 2011-03-31
INVACARE CORP
filed 2011-05-05
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and ”small reporting company” in Rule 12b-2 of the Exchange Act. (Check One):   Large accelerated filer         Accelerated filer  X    Non-accelerated filer       (Do not check if a smaller reporting company)  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No     X

As of May 2, 2011, the registrant had 30,841,838 Common Shares and 1,084,747 Class B Common Shares outstanding.

INVACARE CORPORATION

Index

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2011	December 31, 2010
ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$32,632	$48,462
Trade receivables, net	251,732	252,004
Installment receivables, net	4,686	3,959
Inventories, net	183,254	174,375
Deferred income taxes	6,151	5,778
Other current assets	43,137	41,581
TOTAL CURRENT ASSETS	521,592	526,159

OTHER ASSETS	45,343	45,484
OTHER INTANGIBLES	72,286	70,911
PROPERTY AND EQUIPMENT, NET	131,332	130,763
GOODWILL	533,388	507,083
TOTAL ASSETS	$1,303,941	$1,280,400

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$145,756	$143,753
Accrued expenses	123,311	130,079
Accrued income taxes	4,934	8,502
Short-term debt and current maturities of long-term obligations	4,838	7,974
TOTAL CURRENT LIABILITIES	278,839	290,308

LONG-TERM DEBT	242,016	238,090
OTHER LONG-TERM OBLIGATIONS	105,114	99,591
SHAREHOLDERS' EQUITY
Preferred shares	0	0
Common shares	8,423	8,401
Class B common shares	272	272
Additional paid-in-capital	230,876	231,685
Retained earnings	377,055	370,001
Accumulated other comprehensive earnings	146,569	112,631
Treasury shares	(85,223)	(70,579)
TOTAL SHAREHOLDERS' EQUITY	677,972	652,411
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,303,941	$1,280,400

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Earnings - (unaudited)

	Three Months Ended March 31,
(In thousands except per share data)	2011	2010
Net sales	$428,498	$402,240
Cost of products sold	305,492	284,527
Gross profit	123,006	117,713
Selling, general and administrative expense	105,777	101,777
Loss on debt extinguishment including debt finance charges and associated fees	4,881	4,386
Interest expense	2,611	6,392
Interest income	(267)	(148)
Earnings before income taxes	10,004	5,306
Income taxes	2,550	2,200
NET EARNINGS	$7,454	$3,106
DIVIDENDS DECLARED PER COMMON SHARE	.0125	.0125
Net earnings per share – basic	$0.23	$0.10
Weighted average shares outstanding - basic	32,174	32,349
Net earnings per share – assuming dilution	$0.23	$0.09
Weighted average shares outstanding - assuming dilution	33,015	32,969

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows - (unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES	(In thousands)
Net earnings	$7,454	$3,106
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of convertible debt discount	593	1,000
Loss on debt extinguishment including debt finance charges and associated fees	4,881	4,386
Depreciation and amortization	8,795	9,107
Provision for losses on trade and installment receivables	3,392	2,702
Provision for other deferred liabilities	694	602
Provision (benefit) for deferred income taxes	(233)	275
Provision for stock-based compensation	1,412	1,557
Gain (loss) on disposals of property and equipment	158	(1)
Changes in operating assets and liabilities:
Trade receivables	1,412	6,909
Installment sales contracts, net	(320)	(511)
Inventories	(4,660)	(6,293)
Other current assets	(316)	4,804
Accounts payable	(575)	(4,919)
Accrued expenses	(15,278)	(14,200)
Other deferred liabilities	1,534	1,725
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,943	10,249

INVESTING ACTIVITIES
Purchases of property and equipment	(3,353)	(4,471)
Proceeds from sale of property and equipment	14	6
Other long term assets	(206)	786
Other	(161)	(363)
NET CASH USED FOR INVESTING ACTIVITIES	(3,706)	(4,042)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term borrowings	112,292	75,275
Payments on revolving lines of credit and long-term debt and capital lease obligations	(117,558)	(87,051)
Proceeds from exercise of stock options	2,068	931
Payment of financing costs	(4,507)	(3,972)
Payment of dividends	(401)	(404)
Purchase of treasury stock	(14,644)	0
NET CASH USED BY FINANCING ACTIVITIES	(22,750)	(15,221)
Effect of exchange rate changes on cash	1,683	(2,420)
Decrease in cash and cash equivalents	(15,830)	(11,434)
Cash and cash equivalents at beginning of period	48,462	37,501
Cash and cash equivalents at end of period	$32,632	$26,067

See notes to condensed consolidated financial statements.

Index

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated
Financial Statements
(Unaudited)
March 31, 2011

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2011, the results of its operations for the three months ended March 31, 2011 and changes in its cash flow for the three months ended March 31, 2011 and 2010, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 28 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the Company’s financial statements other than disclosed in the Subsequent Event note to these financial statements. All significant intercompany transactions are eliminated.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

For the three months ended March 31, 2011 and 2010, the Company recognized stock-based compensation of $1,412,000 and $1,557,000, respectively, as part of selling, general and administrative expense.  These amounts reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan (the “2003 Plan”).  Stock-based compensation is not allocated to the business segments, but is reported as part of “All Other” as shown in the Company’s Business Segment Note to the Consolidated Financial Statements.

Receivables - Accounts receivable and installment receivables are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to providers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts for both trade accounts receivable and installment receivables ($29,215,000 and $30,168,000 at March 31, 2011 and December 31, 2010, respectively) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the third party financing arrangement with De Lage Landen, Inc. (DLL), a third party financing company which the Company has worked with since 2000, management monitors the collection status of these contracts in accordance with the Company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed.  The Company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

Index

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

For purposes of granting or extending credit, the Company utilizes a scoring model to generate a composite score that considers each customer’s consumer credit score and or D&B credit rating, payment history, security collateral and time in business. Additional analysis is performed for customers desiring credit greater than $250,000 which includes a detailed review of the customer’s financials as well as consideration of other factors such as exposure to changing reimbursement laws.

Interest income is recognized on installment receivables based on the terms of the installment agreements. Installment accounts are monitored and if a customer defaults on payments and is moved to collection, interest income is no longer recognized. Subsequent payments received once an account is put on non-accrual status are generally first applied to the principal balance and then to the interest. Accruing of interest on collection accounts does not occur and accruing of interest would only be restarted if the account became current again. All installment accounts are accounted for using the same methodology regardless of the duration of the installment agreements. When an account is placed in collection status, the Company initiates a legal process of adjudication of the delinquency, the duration of which is typically approximately 18 months. Any write-offs of uncollectible amounts are made after the legal process has been completed. The Company has not made any changes to either its accounting policies or methodology to estimation allowances for doubtful accounts in the last twelve months.

Installment receivables consist of the following (in thousands):
	March 31, 2011			December 31, 2010
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$6,575	$3,687	$10,262	$5,777	$4,854	$10,631
Less: Unearned interest	(137)	0	(137)	(118)	0	(118)
	6,438	3,687	10,125	5,659	4,854	10,513
Allowance for doubtful accounts	(1,752)	(2,264)	(4,016)	(1,700)	(3,141)	(4,841)
	$4,686	$1,423	$6,109	$3,959	$1,713	$5,672

Installment receivable purchased from DLL during the three months ended March 31, 2011 increased the gross installment receivables balance by $336,000. No sales of installment receivables were made by the Company during the year.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Beginning Balance	$4,841	$6,080
Current period provision	491	4,022
Direct write-offs charged against the allowance	(1,316)	(5,261)
Ending Balance	$4,016	$4,841

Index

Installment receivables by class as of March 31, 2011 consist of the following (in thousands):
U.S.	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Impaired Installment receivables with a related allowance recorded	$6,110	$6,110	$3,845	$0

Canada
Non-Impaired Installment receivables with no related allowance recorded	3,914	3,777	0	41
Impaired Installment receivables with a related allowance recorded	238	238	171	0
Total Canadian Installment Receivables	$4,152	$4,015	$171	$41

Total
Non-Impaired Installment receivables with no related allowance recorded	3,914	3,777	0	41
Impaired Installment receivables with a related allowance recorded	6,348	6,348	4,016	0
Total Installment Receivables	$10,262	$10,125	$4,016	$41

Installment receivables by class as of December 31, 2010 consist of the following (in thousands):
U.S.	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Impaired Installment receivables with a related allowance recorded	$7,153	$7,153	$4,822	$0

Canada
Non-Impaired Installment receivables with no related allowance recorded	3,222	3,104	0	109
Impaired Installment receivables with a related allowance recorded	256	256	19	0
Total Canadian Installment Receivables	$3,478	$3,360	$19	$109

Total
Non-Impaired Installment receivables with no related allowance recorded	3,222	3,104	0	109
Impaired Installment receivables with a related allowance recorded	7,409	7,409	4,841	0
Total Installment Receivables	$10,631	$10,513	$4,841	$109

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of March 31, 2011 and December 31, 2010, the Company had no U.S. installment receivables past due of 90 days or more for which the Company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the Company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. However, while the full balance may be deemed to be impaired, the Company does historically collect a large percentage of the principal of its U.S. installment receivables.

The Company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of March 31, 2011 and December 31, 2010, respectively, for which the Company is still accruing interest.

Index

The aging of the Company’s installment receivables was as follows (in thousands):
	March 31, 2011			December 31, 2010
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$3,821	$0	$3,821	$3,097	$0	$3,097
0-30 Days Past Due	35	0	35	89	0	89
31-60 Days Past Due	40	0	40	31	0	31
61-90 Days Past Due	18	0	18	5	0	5
90+ Days Past Due	6,348	6,110	238	7,409	7,153	256
	$10,262	$6,110	$4,152	$10,631	$7,153	$3,478

Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):

	March 31, 2011	December 31, 2010
Finished goods	$105,343	$101,243
Raw Materials	65,944	59,921
Work in Process	11,967	13,211
	$183,254	$174,375

Property and Equipment - Property and equipment consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Machinery and equipment	$341,422	$332,687
Land, buildings and improvements	96,111	91,956
Furniture and fixtures	27,216	27,775
Leasehold improvements	15,883	15,705
	480,632	468,123
Less allowance for depreciation	(349,300)	(337,360)
	$131,332	$130,763

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2010 to March 31, 2011 was entirely the result of foreign currency translation.

All of the Company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $32,925,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2010 to March 31, 2011 were the result of foreign currency translation and amortization.

As of March 31, 2011 and December 31, 2010, other intangibles consisted of the following (in thousands):

	March 31, 2011		December 31, 2010
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$77,770	$44,595	$72,998	$40,071
Trademarks	32,925	0	31,246	0
License agreements	3,201	2,986	3,183	2,958
Developed technology	9,220	4,455	8,521	3,988
Patents	6,003	5,058	7,518	5,863
Other	6,189	5,928	6,092	5,767
	$135,308	$63,022	$129,558	$58,647

Amortization expense related to other intangibles was $2,220,000 in the first three months of 2011 and is estimated to be $8,090,000 in 2012, $7,218,000 in 2013, $6,619,000 in 2014, $5,288,000 in 2015 and $4,280,000 in 2016.  Definite lived intangibles are being amortized on a straight-line basis for periods from 3 to 20 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

Index

Warranty Costs - Generally, the Company’s products are covered from the date of sale to the customer by warranties against defects in material and workmanship for various periods depending on the product. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The Company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the Company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the Company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the first three months of 2011.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2011	$18,252
Warranties provided during the period	2,469
Settlements made during the period	(2,235)
Changes in liability for pre-existing warranties during the period, including expirations	337
Balance as of March 31, 2011	$18,823

Long-Term Debt - On May 9, 2008, Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) as codified in Debt with Conversion and Other Options, ASC 470-20, was issued to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion. The FASB believed this clarification was needed because the accounting that was being applied for convertible debt prior to FSP APB 14-1 did not fully reflect the true economic impact on the issuer since the conversion option was not captured as a borrowing cost and its full dilutive effect was not included in earnings per share.  ASC 470-20 required separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate. Accordingly, the Company initially split the total debt amount of $135,000,000 attributable to its 4.125% Convertible Senior Subordinated Debentures due 2027 into a convertible debt amount of $75,988,000 and a stockholders’ equity (debt discount) amount of $59,012,000 as of the retrospective adoption date of February 12, 2007 and is accreting the resulting debt discount as interest expense over a ten year life. The Consolidated Balance Sheet as of March 31, 2011 reflects a decrease in long-term debt of $20,239,000 and a deferred tax liability of $7,084,000 compared to comparable amounts of $25,137,000 and $8,798,000, respectively, as of December 31, 2010.

During the three months ended March 31, 2011, the Company repurchased $13,514,000 ($8,615,000 reduction of debt and $4,898,000 reduction of equity) par value of its 4.125% Convertible Senior Subordinated Debentures due 2027. The Company retired the debt at a premium above par.  In accordance with Convertible Debt, ASC 470-20, the Company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt.  For the three months ended March 31, 2011, the Company recorded pre-tax expense of $4,881,000 related to the loss on the debt extinguishment including the write-off of $336,000 of pre-tax of deferred financing fees, which were previously capitalized.

The Company utilized primarily its cash and cash flows from operations as well as its revolving line of credit to pay down the debt noted above.  At March 31, 2011, the Company had outstanding $194,029,000 on its revolving line of credit compared to $184,932,000 as of December 31, 2010.

During the first quarter of 2011, the Company entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates.  Specifically, interest rate swap agreements for notional amounts of $20,000,000 through May 2013 and $15,000,000 through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 1.08% and 1.05%, respectively, for an all-in rates of 3.58% and 3.55%, respectively.  Effective April 5, 2011, the all-in rates changed to 2.83% and 2.80% respectively, as a result of the amendment to the Company’s credit agreement that reduced the applicable interest rate related to both LIBOR and Base Rate Option borrowings by 75 basis points.

Shareholders’ Equity Transactions - The 2003 Plan allows the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to grant up to 6,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock).  The maximum aggregate number of Common Shares that may be granted during the term of the 2003 Plan pursuant to all awards, other than stock options, is 1,300,000 Common Shares.  The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards.  During the first three months of 2011, the Committee granted non-qualified stock options to purchase 5,000 Common Shares with a term of ten years at the fair market value of the Company’s Common Shares on the date of grant under the 2003 Plan, which vest ratably in annual installments over the four years following the grant date.

Under the terms of the Company’s outstanding restricted stock awards, all of the shares granted vest ratably over the four years after the grant date.  Compensation expense of $498,000 was recognized related to restricted stock awards in the first three months of 2011 and, as of March 31, 2011, outstanding restricted stock awards totaling 238,870 shares were not yet vested.

Index

As of March 31, 2011, there was $13,876,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Plan, which is related to non-vested options and shares, and includes $4,451,000 related to restricted stock awards. The Company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

Stock option activity during the three months ended March 31, 2011was as follows:
	2011	Weighted Average Exercise Price
Options outstanding at January 1	4,484,195	$29.60
Granted	5,000	30.66
Exercised	(89,311)	23.16
Canceled	(57,671)	30.84
Options outstanding at March 31	4,342,213	$29.73

Options price range at March 31	$10.70 to
	$47.80
Options exercisable at March 31	2,827,986
Options available for grant at March 31*	2,509,381

* Options available for grant as of March 31, 2011 reduced by net restricted stock award activity of 482,678.

The following table summarizes information about stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted
	Number Outstanding	Average Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Prices	At 3/31/11	Contractual Life	Exercise Price	At 3/31/11	Exercise Price
$10.70 - $15.00	20,175	1.6 years	$10.85	19,675	$10.75
$15.00 - $25.00	1,364,800	7.2	$21.66	726,222	$22.31
$25.01 - $35.00	1,590,997	6.4	$27.50	715,848	$29.95
$35.01 - $47.80	1,366,241	3.1	$40.67	1,366,241	$40.67
Total	4,342,213	5.6	$29.73	2,827,986	$33.03

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

Pursuant to the Company’s Board of Directors authorized plan to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the Company’s performance plans, the Company purchased a total of 492,500 shares for an aggregate purchase price of $14,644,000 during the first three months of 2011.

Comprehensive Earnings (loss) - Total comprehensive earnings (loss) were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net earnings	$7,454	$3,106
Foreign currency translation gain (loss)	35,433	(50,140)
SERP/DBO amortization of prior service costs and unrecognized gain (loss)	(211)	157
Current period unrealized gain (loss) on cash flow hedges, net of tax	(1,284)	2,513
Total comprehensive earnings (loss)	$41,392	$(44,364)

Index

Income Taxes - The Company had an effective tax rate of 25.5% on earnings before tax for the three month periods ended March 31, 2011 compared to an expected rate at the US statutory rate of 35%.  The Company’s effective tax rate for the three months ended March 31, 2011 was lower than the U.S. federal statutory rate principally due to foreign taxes recognized at rates below the U.S. statutory rate.  The net impact of tax benefit from countries with valuation allowances on the Company’s effective tax rate was minimal for the first quarter of 2011.    For the three month periods ended March 31, 2010, the Company had an effective rate of 41.5% compared to an expected rate at the U.S. statutory rate of 35%.  The Company’s effective tax rate for the three months ended March 31, 2010 was higher than the U.S. federal statutory rate as a result of the Company not being able to record tax benefits related to losses in countries which have tax valuation allowances, while normal tax expense was recorded in countries without tax valuation allowances.  The Company continued to be in a loss position in the U.S. principally as a result of recording pre-tax expense of $4,881,000 for the three months ended March 31, 2011 related to the extinguishment of convertible debt at a premium.

Net Earnings Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated (amounts in thousands, except per share amounts).

	Three Months Ended March 31,
	2011	2010
Basic
Average common shares outstanding	32,174	32,349

Net earnings	$7,454	$3,106

Net earnings per common share	$0.23	$0.10

Diluted
Average common shares outstanding	32,174	32,349
Stock options and awards	353	195
Shares related to convertible debt	488	425
Average common shares assuming dilution	33,015	32,969

Net earnings	$7,454	$3,106

Net earnings per common share	$0.23	$0.09

At March 31, 2011, 2,163,436 shares were excluded from the average common shares assuming dilution for the three months ended March 31, 2011 as they were anti-dilutive since the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $29.74. At March 31, 2010, 2,014,268 shares were excluded from the average common shares assuming dilution for the three months ended March 31, 2010 as they were anti-dilutive since the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $26.96. For the three months ended March 31, 2011 and 2010, respectively, the Company included the impact of 488,000 and 425,000 shares necessary to settle the conversion spread related to the Company’s 4.125% Senior Subordinated Convertible Debentures due 2027.  This is attributable to the Company’s average stock price during the first three months of both years being greater than the conversion price of $24.79, established under the indenture governing the convertible debentures.  The dilutive impact of the convertible debt on diluted earnings per share is directly affected by changes in the Company’s stock price and thus increased dilution in the future is possible if the Company’s stock price increases.

Concentration of Credit Risk - The Company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers’ financial condition. In December 2000, Invacare entered into an agreement with DLL, a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The Company retains a recourse obligation to DLL, which was $27,656,000 at March 31, 2011, for events of default under the contracts, which total $71,713,000 at March 31, 2011. Guarantees, ASC 460, requires the Company to record a guarantee liability as it relates to the limited recourse obligation. As such, the Company has recorded a liability of $625,000 for this guarantee obligation within accrued expenses. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

Index

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

During the first quarter of 2011, the Company entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates.  Specifically, interest rate swap agreements for notional amounts of $20,000,000 through May 2013 and $15,000,000 through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 1.08% and 1.05%, respectively, for an all-in rates of 3.58% and 3.55%, respectively.  Effective April 5, 2011, the all-in rates changed to 2.83% and 2.80% respectively, as a result of the amendment to the Company’s credit agreement that reduced the applicable interest rate related to both LIBOR and Base Rate Option borrowings by 75 basis points.  The gains and or losses on interest rate swaps are reflected in interest expense on the consolidated statement of earnings. The Company was not a party to any interest rate swap agreements during 2010.

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

The Company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the Company generally limits it hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature.  Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month.  Forward contracts with a total notional amount in USD of $39,381,000 and $40,398,000 matured during the three months ended March 31, 2011 and 2010, respectively.

Index

Foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	March 31, 2011		December 31, 2010
	Notional Amount	Unrealized Gain (Loss)	Notional Amount	Unrealized Gain (Loss)
USD / AUD	$2,304	$(225)	$3,072	$(223)
USD / CAD	25,101	(29)	32,974	(14)
USD / CNY	10,706	(7)	0	0
USD / EUR	25,042	(614)	32,419	927
USD / GBP	3,159	(86)	4,212	86
USD / NZD	10,776	271	9,577	202
USD / SEK	7,966	44	10,395	95
USD / MXP	4,546	89	0	0
EUR / AUD	971	(18)	0	0
EUR / CHF	4,756	(15)	8,768	54
EUR / GBP	18,941	(282)	18,068	(577)
EUR / SEK	8,665	339	8,045	92
EUR / NOK	1,787	(15)	0	0
EUR / NZD	6,370	(81)	2,630	5
GBP / CHF	1,196	12	770	(3)
GBP / SEK	1,688	63	2,014	(43)
GBP / DKK	857	(10)	1,016	(27)
CHF / SEK	327	7	6,937	(3)
DKK / CHF	490	(8)	514	1
DKK / NOK	1,347	(13)	0	0
DKK / SEK	5,178	(21)	1,465	18
NOK / SEK	613	2	0	0
	$142,786	$(597)	$142,876	$590

Fair Value Hedging Strategy
In 2011 and 2010, the Company did not utilize any derivatives designated as fair value hedges.  However, the Company has in the past utilized fair value hedges in the form of forward contracts to manage the foreign exchange risk associated with certain firm commitments and has entered into interest rate swaps to effectively convert fixed-rate debt to floating-rate debt in an attempt to avoid paying higher than market interest rates.  For derivative instruments designated and qualifying as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item associated with the hedged risk are recognized in the same line item associated with the hedged item in earnings.

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment
The Company utilizes foreign currency forward or option contracts that do not qualify for hedge accounting treatment in an attempt to manage the risk associated with the conversion of earnings in foreign currencies into U.S. Dollars. While these derivative instruments do not qualify for hedge accounting treatment in accordance with ASC 815, these derivatives do provide the Company with a means to manage the risk associated with currency translation. These instruments are recorded at fair value in the consolidated balance sheet and any gains or losses are recorded as part of earnings in the current period.  Gains of $6,000 and $26,000 were recorded by the Company for the three months ended March 31, 2011 and 2010, respectively, related to derivatives not qualifying for hedge accounting treatment.

The Company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815 although they could qualify for hedge accounting treatment.  These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries.  The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract.  No material net gain or loss was realized by the Company for the three month periods ended March 31, 2011 and 2010, respectively, related to these forward contracts and the associated short-term intercompany trading receivables and payables.

Index

Foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in and outstanding as of March 31, 2011 and 2010 were as follows (in thousands USD):

	March 31, 2011		March 31, 2010
	Notional Amount	Gain	Notional Amount	Gain (Loss)
CAD / USD	$17,131	$404	$3,356	$90
CHF / USD	0	0	943	6
CHF / GBP	7,107	256	0	0
NZD / USD	0	0	11,191	280
NOK / USD	5,268	157	2,018	2
SEK / USD	0	0	7,657	99
DKK / USD	0	0	7,232	(156)
EUR / GBP	0	0	2,366	20
EUR / NOK	0	0	140	(6)
EUR / NZD	145	6	255	(14)
	$29,651	$823	$35,158	$321

The fair values of the Company’s derivative instruments were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	$2,511	$3,108	$2,518	$1,928
Interest rate swap contracts	0	129	0	0

Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward contracts	823	0	366	1

Total derivatives	$3,334	$3,237	$2,884	$1,929

The fair values of the Company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on the Statement of Earnings and Other Comprehensive Income (OCI) was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three months ended March 31, 2011:
Foreign currency forward contracts	$(1,249)	$62	$6
Interest rate swap contracts	(129)	0	0
	$(1,378)	$62	$6

Three months ended March 31, 2010:
Foreign currency forward contracts	$2,256	$(61)	$26

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain Recognized in Income on Derivatives
Three months ended March 31, 2011:
Foreign currency forward contracts	$823

Three months ended March 31, 2010:
Foreign currency forward contracts	$321

Index

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases.  For the three months ended March 31, 2011, net sales were increased by $213,000 and cost of product sold was increased by $151,000 for a net realized gain of $62,000. For the three months ended March 31, 2010, net sales were increased by $113,000 and cost of product sold was increased by $174,000 for a net realized loss of $61,000.   As the result of swap agreements outstanding in 2011, a loss of $42,000 was recorded for the three months ended March 31, 2011 which was recorded in interest expense.  No swap agreements were outstanding in 2010.

A gain of $817,000 was recognized in selling, general and administrative (SG&A) expenses for the three months ended March 31, 2011 compared to a gain of $295,000 for the three months ended March 31, 2010 on foreign currency forward contracts not designated as hedging instruments, which were substantially offset by foreign currency gains/losses also recorded in SG&A expenses on the intercompany trade payables for which the derivatives were entered into to offset.  In addition, gains of $6,000 and $26,000 were recognized for the three months ended March 31, 2011 and 2010, respectively, related to derivatives no longer qualifying for hedge accounting treatment as the forecasted transactions hedged by those derivatives were no longer probable of occurring and as a result, the hedging relationship was ineffective.

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

The following table provides a summary of the Company’s assets and liabilities that are measured on a recurring basis (in thousands):

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
March 31, 2011
Forward Exchange Forward Contracts-net	$226	$0	$226	$0
Swaps	(129)	0	(129)	0

December 31, 2010
Forward Exchange Forward Contracts-net	$955	$0	$955	$0

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

Index

The carrying amounts and fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$32,632	$32,632	$48,462	$48,462
Other investments	1,558	1,558	1,588	1,588
Installment receivables, net	6,109	6,109	5,672	5,672
Long-term debt (including current maturities of long-term debt) *	(246,854)	(261,141)	(246,064)	(264,382)
Forward contracts in other current assets	3,334	3,334	2,884	2,884
Interest rate swap agreements in accrued expenses	(129)	(129)	0	0
Forward contracts in accrued expenses	(3,108)	(3,108)	(1,929)	(1,929)

* The carrying amounts and fair values exclude convertible debt classified as equity in accordance with FSP APB 14-1 ($20,239,000 and $25,137,000 as of March 31, 2011 and December 31, 2010, respectively).

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

	Three Months Ended March 31,
	2011	2010
Revenues from external customers
North America / HME	$185,613	$174,986
Invacare Supply Group	74,046	69,718
Institutional Products Group	27,641	22,278
Europe	121,387	117,728
Asia/Pacific	19,811	17,530
Consolidated	$428,498	$402,240
Intersegment Revenues
North America / HME	$20,867	$20,948
Invacare Supply Group	16	13
Institutional Products Group	2,136	1,457
Europe	1,846	2,842
Asia/Pacific	7,946	7,236
Consolidated	$32,811	$32,496
Earnings (loss) before income taxes
North America / HME	$13,252	$11,547
Invacare Supply Group	1,195	868
Institutional Products Group	4,121	1,807
Europe	4,960	4,534
Asia/Pacific	1,051	817
All Other *	(14,575)	(14,267)
Consolidated	$10,004	$5,306

* “All Other” consists of un-allocated corporate selling, general and administrative costs, which do not meet the quantitative criteria for determining reportable segments.  In addition, “All Other” loss before income taxes includes loss on debt extinguishment including finance charges and associated fees.

Index

Contingencies – In the ordinary course of its business, the Company is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All of the product liability lawsuits have been referred to the company’s captive insurance company and/or excess insurance carriers and generally are contested vigorously. The coverage territory of the Company’s insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures. Subject to the imprecision in estimating future contingent liability costs, the company does not expect that any sum it may have to pay in connection with these matters in excess of the amounts recorded will have a materially adverse effect on its financial position, results of operations or liquidity.

As a medical device manufacturer, the company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documentation and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Violations of law, regulations, licensing or registration requirements can result in administrative, civil and criminal penalties and sanctions, including disqualification from the licensing or certification required for the sale of products or for the reimbursement therefor, in the U.S., Canada, Australia, New Zealand, relevant European countries and China, which could have a material adverse effect on the Company’s business. By way of further example, the FDA regulates virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing in the U.S. The Company’s failure to comply with the regulatory requirements of the FDA or other applicable regulatory requirements may subject the company to administrative or judicially imposed sanctions. These sanctions include warning letters, civil penalties, criminal penalties, injunctions, consent decrees, product seizures or detention, product recalls and total or partial suspensions of production.

In terms of regulatory compliance concerns raised by the FDA, the Company is providing updates to the FDA regarding the improvements that it is making in response to the regulatory compliance concerns raised by the FDA, including as a result of the FDA warning letter that was previously disclosed by the Company. The Company is in the process of adding resources to its regulatory affairs and corporate compliance departments and is engaging outside experts to accelerate implementation of various corrective actions. At the time of this filing, the matter remains pending and the Company views its regulatory compliance actions to be among its highest priorities.

The Company continues to closely monitor the tragedy in Japan and its impact on the global supply chain.  The company sources a few key electronic components from suppliers in Japan.  As uncertainties continue to exist in the region that could possibly lead to disruption in the company’s supply chain, the Company is developing supplier and component alternatives to be implemented if necessary.  However, there can be no assurance that disruptions will not arise.

Any of the above contingencies could have an adverse impact on the company’s financial condition or results of operations.

Subsequent Event – During the second quarter of 2011, the Company was notified that the German government agreed to follow a European Court of Justice case and a German Tax Court case that impacted an open tax return year.  As a result, the Company will recognize a tax benefit in the second quarter of approximately $5,000,000 that will include a refund and the creation of a tax loss carryforward deferred tax asset in relatively equal amounts.

Supplemental Guarantor Information - Effective February 12, 2007, substantially all of the domestic subsidiaries (the “Guarantor Subsidiaries”) of the Company became guarantors of the indebtedness of Invacare Corporation under its 4.125% Senior Subordinated Debentures due 2027 (the “Convertible Notes”) with an initial aggregate principal amount of $135,000,000.  The majority of the Company’s subsidiaries, which are primarily foreign subsidiaries of the Company, are not guaranteeing the repayment of the Convertible Notes (the “Non-Guarantor Subsidiaries”).  Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest related to the Convertible Notes and each of the Guarantor Subsidiaries are directly or indirectly wholly-owned subsidiaries of the Company.

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

Index

CONSOLIDATING CONDENSED STATEMENTS OF EARNINGS

(in thousands) Three month period ended March 31, 2011	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$92,232	$189,627	$170,813	$(24,174)	$428,498
Cost of products sold	66,338	149,050	114,362	(24,258)	305,492
Gross Profit	25,894	40,577	56,451	84	123,006
Selling, general and administrative expenses	32,700	14,193	45,510	13,374	105,777
Loss on debt extinguishment including debt finance charges and associated fees	4,881	0	0	0	4,881
Income (loss) from equity investee	20,824	4,335	(21)	(25,138)	0
Interest expense - net	1,063	377	904	0	2,344
Earnings (loss) before Income Taxes	8,074	30,342	10,016	(38,428)	10,004
Income taxes	620	100	1,830	-	2,550
Net Earnings (loss)	$7,454	$30,242	$8,186	$(38,428)	$7,454

Three month period ended March 31, 2010
Net sales	$93,838	$171,247	$161,445	$(24,290)	$402,240
Cost of products sold	66,138	135,207	107,546	(24,364)	284,527
Gross Profit	27,700	36,040	53,899	74	117,713
Selling, general and administrative expenses	31,713	24,836	45,228	0	101,777
Loss on debt extinguishment including debt finance charges and associated fees	4,386	0	0	0	4,386
Income (loss) from equity investee	17,243	1,594	12	(18,849)	0
Interest expense - net	5,077	106	1,061	0	6,244
Earnings (loss) before Income Taxes	3,767	12,692	7,622	(18,775)	5,306
Income taxes	661	150	1,389	0	2,200
Net Earnings (loss)	$3,106	$12,542	$6,233	$(18,775)	$3,106

Index

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) March 31, 2011	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$5,113	$1,317	$26,202	$0	$32,632
Trade receivables, net	89,731	67,797	94,204	0	251,732
Installment receivables, net	0	1,075	3,611	0	4,686
Inventories, net	39,565	41,404	103,479	(1,194)	183,254
Deferred income taxes	3,500	0	2,651	0	6,151
Other current assets	13,147	4,963	28,323	(3,296)	43,137
Total Current Assets	151,056	116,556	258,470	(4,490)	521,592
Investment in subsidiaries	1,545,387	564,422	0	(2,109,809)	0
Intercompany advances, net	77,651	796,567	223,196	(1,097,414)	0
Other Assets	42,869	1,190	1,284	0	45,343
Other Intangibles	1,136	8,487	62,663	0	72,286
Property and Equipment, net	45,801	12,249	73,282	0	131,332
Goodwill	5,023	34,388	493,977	0	533,388
Total Assets	$1,868,923	$1,533,859	$1,112,872	$(3,211,713)	$1,303,941

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73,333	$14,843	$57,580	$0	$145,756
Accrued expenses	29,288	21,499	75,820	(3,296)	123,311
Accrued income taxes	3,269	0	1,665	0	4,934
Short-term debt and current maturities of long-term obligations	3,996	68	774	0	4,838
Total Current Liabilities	109,886	36,410	135,839	(3,296)	278,839
Long-Term Debt	211,523	0	30,493	0	242,016
Other Long-Term Obligations	50,336	1,100	53,678	0	105,114
Intercompany advances, net	819,206	180,333	97,875	(1,097,414)	0
Total Shareholders’ Equity	677,972	1,316,016	794,987	(2,111,003)	677,972
Total Liabilities and Shareholders’ Equity	$1,868,923	$1,533,859	$1,112,872	$(3,211,713)	$1,303,941

Index

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) December 31, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$4,036	$2,476	$41,950	$0	$48,462
Trade receivables, net	95,673	68,504	87,827	0	252,004
Installment receivables, net	0	876	3,083	0	3,959
Inventories, net	72,499	39,299	63,873	(1,296)	174,375
Deferred income taxes	3,289	0	2,489	0	5,778
Other current assets	12,274	6,895	27,685	(5,273)	41,581
Total Current Assets	187,771	118,050	226,907	(6,569)	526,159
Investment in subsidiaries	1,489,732	594,690	0	(2,084,422)	0
Intercompany advances, net	77,990	745,991	226,421	(1,050,402)	0
Other Assets	42,782	1,881	821	0	45,484
Other Intangibles	1,241	8,590	61,080	0	70,911
Property and Equipment, net	46,791	12,093	71,879	0	130,763
Goodwill	5,023	34,388	467,672	0	507,083
Total Assets	$1,851,330	$1,515,683	$1,054,780	$(3,141,393)	$1,280,400

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73,468	$14,923	$55,362	$0	$143,753
Accrued expenses	39,090	20,690	75,572	(5,273)	130,079
Accrued income taxes	5,633	0	2,869	0	8,502
Short-term debt and current maturities of long-term obligations	7,149	83	742	0	7,974
Total Current Liabilities	125,340	35,696	134,545	(5,273)	290,308
Long-Term Debt	217,164	0	20,926	0	238,090
Other Long-Term Obligations	48,645	1,123	49,823	0	99,591
Intercompany advances, net	807,770	180,743	61,889	(1,050,402)	0
Total Shareholders’ Equity	652,411	1,298,121	787,597	(2,085,718)	652,411
Total Liabilities and Shareholders’ Equity	$1,851,330	$1,515,683	$1,054,780	$(3,141,393)	$1,280,400

Index

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Three month period ended March 31, 2011	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$31,725	$(342)	$(9,066)	$(13,374)	$8,943
Investing Activities
Purchases of property and equipment	(817)	(813)	(1,723)	0	(3,353)
Proceeds from sale of property and equipment	0	0	14	0	14
(Increase) decrease in other long-term assets	(210)	0	4	0	(206)
Other	32	(4)	(189)	0	(161)
Net Cash Used for Investing Activities	(995)	(817)	(1,894)	0	(3,706)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	101,069	0	11,223	0	112,292
Payments on revolving lines of credit and long-term debt and capital lease obligations	(113,238)	0	(4,320)	0	(117,558)
Proceeds from exercise of stock options	2,068	0	0	0	2,068
Payment of financing costs	(4,507)	0	0	0	(4,507)
Payment of dividends	(401)	0	(13,374)	13,374	(401)
Purchase of treasury stock	(14,644)	0	0	0	(14,644)
Net Cash Provided (Used) by Financing Activities	(29,653)	0	(6,471)	13,374	(22,750)
Effect of exchange rate changes on cash	0	0	1,683	0	1,683
Increased (decrease) in cash and cash equivalents	1,077	(1,159)	(15,748)	0	(15,830)
Cash and cash equivalents at beginning of period	4,036	2,476	41,950	0	48,462
Cash and cash equivalents at end of period	$5,113	$1,317	$26,202	$0	$32,632

Index

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
(in thousands) Three month period ended March 31, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$14,965	$(402)	$(4,314)	$0	$10,249
Investing Activities
Purchases of property and equipment	(2,099)	(116)	(2,256)	0	(4,471)
Proceeds from sale of property and equipment	0	(2)	8	0	6
Increase in other long-term assets	363		423	0	786
Other	239	0	(602)	0	(363)
Net Cash Used for Investing Activities	(1,497)	(118)	(2,427)	0	(4,042)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	74,600	0	675	0	75,275
Payments on revolving lines of credit and long-term debt and capital lease obligations	(87,051)	0	0	0	(87,051)
Payment of financings costs	(3,972)	0	0	0	(3,972)
Proceeds from exercise of stock options	931	0	0	0	931
Payment of dividends	(404)	0	0	0	(404)
Net Cash Provided (Used) by Financing Activities	(15,896)	0	675	0	(15,221)
Effect of exchange rate changes on cash	0	0	(2,420)	0	(2,420)
Decrease in cash and cash equivalents	(2,428)	(520)	(8,486)	0	(11,434)
Cash and cash equivalents at beginning of period	6,569	2,526	28,406	0	37,501
Cash and cash equivalents at end of period	$4,141	$2,006	$19,920	$0	$26,067

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Current Report on Form 8-K as furnished to the Securities and Exchange Commission on April 28, 2011.

OUTLOOK

During the first quarter, the global economy continued to experience freight and commodity cost increases. The Company’s supplier contracts negated most of the impact from commodity increases in the first quarter, but it expects to experience more commodity pressures starting in the second quarter. The Company is actively managing this exposure with adjustments to pricing and freight. For instance, the North America/HME segment recently announced a price increase for certain products effective May 1, 2011. The Company’s other segments are in the process of reviewing whether freight or product price increases may be appropriate for their businesses.

The Company continues to closely monitor the tragedy in Japan and its impact on the global supply chain.  Invacare sources a few key electronic components from suppliers in Japan. As many uncertainties continue to exist in the region that could possibly lead to disruption in Invacare’s supply chain, the Company is developing supplier and components alternatives to be implemented if necessary.

On April 5, 2011, the Company entered into an amendment to its credit agreement that reduces the applicable interest rate related to both LIBOR and Base Rate Option borrowings by 75 basis points. In addition, the amendment increases the aggregate amount of the Company’s equity that may be repurchased by the Company.

The Company is providing updates to the FDA regarding the improvements that it is making in response to the regulatory compliance concerns raised by the FDA, including as a result of the FDA warning letter that was previously disclosed by the Company. The Company is in the process of adding resources to its regulatory affairs and corporate compliance departments and is engaging outside experts to accelerate implementation of various corrective actions. At the time of this filing, the matter remains pending and the Company views its regulatory compliance actions to be among its highest priorities.

In regards to National Competitive Bidding (NCB) in the United States, the Company has been monitoring the progress of the first round that went into effect in nine metropolitan service areas (MSA) on January 1, 2011. As expected, the Company did not see a significant impact to its business in the first quarter related to this first round of bidding. Invacare will continue to work with the industry to implement meaningful changes to the program. In April 2011, the Centers for Medicare and Medicaid Services (CMS) announced that it would delay by six months the implementation of NCB to July 2013 when the program is to be extended to an additional 91 MSAs. Although this does not indicate that any changes will be made to the program, it does give the industry more time to communicate with the government and work toward a better solution.

Organic net sales growth, earnings and cash flow for 2011 are expected to be consistent with the guidance provided in the Company’s April 28, 2011 press release announcing first quarter results.  The guidance should be read in conjunction with the information referenced herein under “Risk Factors” and “Forward-Looking Information.”

RESULTS OF OPERATIONS

NET SALES

Net sales for the quarter increased 6.5% to $428,498,000 versus $402,240,000 for the first quarter last year.  Foreign currency translation decreased net sales by 0.3 of a percentage point and an acquisition increased net sales by 0.7 of a percentage point. Organic net sales for the quarter increased 6.1% over the same period last year driven by increases in all segments.

North American/Home Medical Equipment (NA/HME)

NA/HME net sales increased 6.1% for the quarter to $185,613,000 as compared to $174,986,000 for the same period a year ago, driven by increases in rehab, respiratory and standard product lines.   With foreign currency translation increasing net sales by 0.5 of a percentage point and an acquisition impact of 1.6 percentage points, organic net sales for NA/HME increased 4.0% for the quarter. The net sales increase for the first quarter of 2011 compared to the first quarter last year was primarily driven by increased net sales of oxygen concentrators, custom power wheelchairs, custom manual wheelchairs, beds and patient transport product.

Invacare Supply Group (ISG)

ISG net sales for the quarter increased 6.2% to $74,046,000 compared to $69,718,000 for the same period last year. The net sales increase was across all major product lines.

Index

Institutional Products Group (IPG)

IPG net sales for the first quarter increased by 24.1% to $27,641,000 compared to $22,278,000 last year.  Foreign currency translation increased net sales by 0.9 of a percentage point.  The net sales increase was primarily driven by unexpectedly strong net sales of institutional beds due in part to funding availability in the first quarter of this year.

Europe

For the first quarter, European net sales increased 3.1% to $121,387,000 versus $117,728,000 last year.  Foreign currency translation decreased net sales by 3.1 percentage points.   Organic net sales for the quarter increased by 6.2%, which was attributable to increases in net sales in the standard and respiratory product lines.

Asia/Pacific

Asia/Pacific net sales increased 13.0% for the quarter to $19,811,000 as compared to $17,530,000 for the same period a year ago.  Foreign currency translation increased net sales by 8.9 percentage points; organic net sales increased 4.1%.  The organic net sales increase was driven by the Company’s Australian distribution business and by the Company’s subsidiary which produces microprocessor controllers.

GROSS PROFIT

Gross profit as a percentage of net sales for the three months ended March 31, 2011 was 28.7% compared to 29.3% in the same period last year.   The margin decline was related to a shift in product mix toward lower margin products, mix toward lower margin customers, pricing pressures and increased freight costs partially offset by favorable cost reduction projects.

For the first three months of the year, NA/HME margins as a percentage of net sales decreased by 0.7 of a percentage point compared to the same period last year primarily due to product mix toward lower margin products and customers, price declines in certain standard products and increased freight costs.  ISG gross margins increased by 0.4 of a percentage point primarily as a result of reduced inventory reserves partially offset by increased freight costs.  IPG gross margin increased by 0.8 of a percentage point principally due to the benefit of volume increases and cost reduction initiatives partially offset by increased freight costs.  In Europe, gross margin as a percentage of net sales declined by 1.2 percentage points driven primarily by mix toward lower margin products and increased freight costs.  Gross margin, as a percentage of net sales in Asia/Pacific, decreased by 1.3 percentage points, primarily due to unfavorable foreign currency impact primarily in the Company’s subsidiary which produces microprocessor controllers.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expense as a percentage of net sales for the three months ended March 31, 2011 was 24.7% compared to 25.3% for the same period a year ago.  The dollar increase for the quarter was $4,000,000, or 3.9%, for the first three months of the year, as compared to the same period a year ago.  An acquisition increased these expenses by $2,097,000 in the quarter, while foreign currency translation increased these expenses by $570,000 in the quarter compared to the same period a year ago.

Excluding the impact of foreign currency translation and an acquisition, SG&A expense increased 1.3% for the first three months of 2011 as compared to the same period a year ago.  The dollar increase, excluding foreign currency translation and acquisitions, was $1,333,000 for the first three months of the year, as compared to the same period a year ago, primarily attributable to increased associate costs and bad debt expense.

North American/HME SG&A expense increased $3,568,000, or 7.0%, for the first three months of 2011 compared to the same period a year ago.  For the quarter, foreign currency translation increased SG&A expense by $198,000, or 0.4%, while acquisitions increased SG&A expense by $2,097,000, or 4.1%.  The quarter increase in SG&A expense is primarily attributable to increased associate costs and bad debt expense.

Invacare Supply Group SG&A expense increased $620,000, or 9.6%, for the first three months of 2011 compared to the same period a year ago with the quarter increase in expense primarily due to increased distribution and associate costs.

Institutional Products Group SG&A expense decreased $162,000, or 3.2%, for the first three months of 2011 compared to the same period a year ago.  Foreign currency translation increased SG&A expense by $57,000, or 1.1%, for the first three months of the year.  Excluding the impact of foreign currency translation, SG&A expense decreased 4.4% for the first three months of 2011 compared to last year.  The quarter decrease is primarily attributable to lower sales and marketing costs.

Index

European SG&A expense decreased $990,000, or 3.1%, for the first three months of 2011 compared to the same period a year ago.  For the quarter, foreign currency translation decreased SG&A expense by $314,000, or 1.0%.  Excluding the impact of foreign currency translation, SG&A expense decreased by 2.1% for the first three months of the year compared to the same period a year ago.  The quarter decrease is primarily attributable to favorable foreign currency translation.

Asia/Pacific SG&A expense increased $964,000, or 14.5%, for the first three months of the year compared to the same period a year ago.  For the quarter, foreign currency translation increased SG&A expense by $629,000, or 9.5%.  Excluding the impact of foreign currency translation, SG&A expense increased 5.1% for the first three months of 2011 compared to last year due primarily to higher associate costs.

LOSS ON DEBT EXTINGUISHMENT INCLUDING DEBT FINANCE CHARGES AND ASSOCIATED FEES

During the three months ended March 31, 2011, the Company repaid $13,514,000 par value its 4.125% Convertible Senior Subordinated Debentures due 2027 compared to the three months ended March 31, 2010 in which the Company repaid $15,772,000 par value of debt comprised of $14,772,000 related to its 4.125% Convertible Senior Subordinated Debentures due 2027 and $1,000,000 related to its 9 3/4% Senior Notes due 2015.  The Company retired the debt at a premium above par.  In accordance with Convertible Debt, ASC 470-20, the Company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt.  For the three ended March 31, 2011 and 2010, respectively, the Company recorded expense of $4,881,000 and $4,386,000, respectively, related to the loss on the debt extinguishment including the write-off of $336,000 and $414,000, respectively, of pre-tax deferred financing fees, which were previously capitalized.

INTEREST

Interest expense decreased $3,781,000 for the first quarter compared to the same period last year due to lower debt levels and lower interest rates.  Interest income for the first quarter increased $119,000 compared to the same period last year, which was primarily on the result of maintaining higher average foreign cash balances.

INCOME TAXES

The Company had an effective tax rate of 25.5% on earnings before tax for the three month periods ended March 31, 2011, compared to an expected rate at the US statutory rate of 35%.  The Company’s effective tax rate for the three months ended March 31, 2011 was lower than the U.S. federal statutory rate principally due to foreign taxes recognized at rates below the U.S. statutory rate.  The net impact of tax benefits from countries with valuation allowances on the Company’s effective tax rate was minimal for the first quarter of 2011.  For the three month periods ended March 31, 2010, the Company had an effective rate of 41.5% compared to an expected rate at the U.S. statutory rate of 35%.  The Company’s effective tax rate for the three months ended March 31, 2010 was higher than the U.S. federal statutory rate as a result of the Company not being able to record tax benefits related to losses in countries which has tax valuation allowances, while normal tax expense was recorded in countries without tax valuation allowances.  The Company continued to be in a loss position in the U.S. principally as a result of recording pre-tax expense of $4,881,000 for the three months ended March 31, 2011 related to the extinguishment of convertible debt at a premium.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt and Subsequent Events in the Notes to Consolidated Financial Statements included in this report) and working capital management. The Company maintains various bank lines of credit to finance its worldwide operations.

The Company’s total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, decreased by $4,109,000 from $271,201,000 as of December 31, 2010 to $267,092,000 as of March 31, 2011 primarily as a result of the generation of cash flow and utilization of cash to pay down debt.  The Company’s balance sheet reflects the impact of ASC 470-20 which reduced debt and increased equity by $20,239,000 and $25,137,000 as of March 31, 2011 and December 31, 2010, respectively.  The debt discount decreased $4,898,000 during the quarter primarily as a result of the extinguishment of convertible debt.  The Company’s cash and cash equivalents were $32,632,000 at March 31, 2011, down from $48,462,000 at the end of the year.   At March 31, 2011, the Company had outstanding $194,029,000 on its revolving line of credit compared to $184,932,000 as of December 31, 2010.

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

Index

Borrowings under the New Credit Agreement bear interest, at the Company’s election, at (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a margin; or (ii) a Base Rate Option plus a margin. The applicable margin is based on the Company’s leverage ratio and, following the amendment to the New Credit Agreement entered into on April 5, 2011, the applicable margin was 1.75% per annum for LIBOR loans and 0.75% for the Base Rate Option loans. In addition to interest, the Company is required to pay commitment fees on the unused portion of the New Credit Agreement. The commitment fee rate was initially 0.40% per annum, and after the amendment to the New Credit Agreement entered into on April 5, 2011, was 0.30% per annum.  Like the interest rate spreads, the commitment fee is subject to adjustment based on the Company’s leverage ratio. The obligations of the borrowers under the New Credit Agreement are secured by substantially all of the Company’s U.S. assets and are guaranteed by substantially all of the Company’s material domestic and foreign subsidiaries.

The Company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. In the first three months of 2011, the Company repurchased and extinguished $13,514,000 par value of its Convertible Senior Subordinated Debentures.

The New Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that require the Company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the New Credit Agreement) of no greater than 3.50 to 1, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the New Credit Agreement) of no less than 3.50 to 1. As of March 31, 2011, the Company’s leverage ratio was 1.86 and the Company’s interest coverage ratio was 10.45 and the Company was in compliance with all covenant requirements. Under the most restrictive covenant of the Company’s borrowing arrangements as of March 31, 2011, the Company had the capacity to borrow up to an additional $205,971,000.

While there is general concern about the potential for rising interest rates, the Company believes that its exposure to interest rate fluctuations is manageable given that portions of the Company’s debt are at fixed rates for extended periods of time, the Company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the Company’s free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. During the first quarter of 2011, the Company entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates.  Specifically, interest rate swap agreements for notional amounts of $20,000,000 through May 2013 and $15,000,000 through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 1.08% and 1.05%, respectively, for an all-in rates of 3.58% and 3.55%, respectively.  Effective April 5, 2011, the all-in rates changed to 2.83% and 2.80% respectively, as a result of the amendment to the Company’s credit agreement that reduced the applicable interest rate related to both LIBOR and Base Rate Option borrowings by 75 basis points.

As is the case for many companies operating in the current economic environment, the Company is exposed to a number of risks. These risks include the possibility that: one or more of the lenders participating in the Company’s revolving credit facility may be unable or unwilling to extend credit to the Company; the third party company that provides lease financing to the Company’s customers may refuse or be unable to fulfill its financing obligations or extend credit to the Company’s customers; interest rates on the Company’s variable rate debt could increase significantly; one or more customers of the Company may be unable to pay for purchases of the Company’s products on a timely basis; one or more key suppliers may be unable or unwilling to provide critical goods or services to the Company; and one or more of the counterparties to the Company’s hedging arrangements may be unable to fulfill its obligations to the Company. Although the Company has taken actions in an effort to mitigate these risks, during periods of economic downturn, the Company’s exposure to these risks increases. Events of this nature may adversely affect the Company’s liquidity or sales and revenues, and therefore have an adverse effect on the Company’s business and results of operations.

CAPITAL EXPENDITURES

The Company had no individually material capital expenditure commitments outstanding as of March 31, 2011. The Company estimates that capital investments for 2011 could approximate $25,000,000 to $30,000,000 as compared to $17,353,000 in 2010.  The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

Index

CASH FLOWS

Cash flows provided by operating activities were $8,943,000 for the first three months of 2011 compared to $10,249,000 in the first three months of 2010.  Operating cash flows for the first three months of 2011 were slightly lower compared to the same period a year ago as a result of the collection of a $7,800,000 tax receivable in the first quarter of 2010.  The current year operating cash flows benefited from improved earnings partially offset by increased inventory levels and a reduction in accrued expenses as a result of bonus and tax payments.

Cash used for investing activities was $3,706,000 for the first three months of 2011 compared to $4,042,000 used in the first three months of 2010.  The decrease in cash used for investing activities was primarily due to slightly lower levels of purchases of property, plant and equipment in the first three months of 2011 compared to the first three months of 2010.

Cash used by financing activities was $22,750,000 for the first three months of 2011 compared to cash used of $15,221,000 in the first three months of 2010 and reflects the Company’s utilization of cash, including cash generated from operations during the year, as well as utilization of its revolving line of credit during the year principally to retire approximately $13,514,000 par value of higher interest convertible senior subordinated debentures.  The company also acquired 492,500 common shares for treasury at an aggregate purchase price of $14,644,000 in the first quarter of 2011.

During the first three months of 2011, the Company generated free cash flow of $5,604,000 compared to free cash flow of $5,784,000 in the first three months of 2010.  The slight decrease was primarily attributable to the same items as noted above which impacted operating cash flows.  Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less purchases of property and equipment, net of proceeds from sales of property and equipment.  Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including, for example, acquisitions).  However, it should be noted that the Company’s definition of free cash flow may not be comparable to similar measures disclosed by other companies because not all companies calculate free cash flow in the same manner.

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$8,943	$10,249
Less: Purchases of property and equipment - net	(3,339)	(4,465)
Free Cash Flow	$5,604	$5,784

DIVIDEND POLICY

On February 17, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of April 5, 2011, which was paid on April 14, 2011.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Index

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

Product sales that give rise to installment receivables are recorded at the time of sale when the risks and rewards of ownership are transferred. Interest income is recognized on installment agreements in accordance with the terms of the agreements. Installment accounts are monitored and if a customer defaults on payments, interest income is no longer recognized. All installment accounts are accounted for using the same methodology, regardless of duration of the installment agreements.

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

The Company continues to closely monitor the credit-worthiness of its customers and adhere to tight credit policies. During the first quarter of 2011, the Centers for Medicare and Medicaid Services implemented the single payment amounts for Round 1 of the Competitive Bidding Program in nine metropolitan statistical areas (MSAs). The single payment amounts are used to determine the price that Medicare pays for certain durable medical equipment, prosthetics, orthotics and supplies.  The company believes the changes announced could have a significant impact on the collectability of accounts receivable for those customers which are in the MSA locations impacted and which have a portion of their revenues tied to Medicare reimbursement. As a result, this is an additional risk factor which the Company considers when assessing the collectability of accounts receivable.

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

Index

The Company utilizes a discounted cash flow method model to analyze reporting units for impairment in which the Company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days’ sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The assumptions used are based on a market participant’s point of view and yielded a discount rate of 9.59% in 2010 compared to 10.74% in 2009.

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

Accounting for Stock-Based Compensation
The Company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The Company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted since 2005 and the Company continues to use a Black-Scholes valuation model. As of March 31, 2011, there was $13,876,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Plan, which is related to non-vested options and shares, and includes $4,451,000 related to restricted stock awards.  The Company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

The substantial majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods.

Index

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations.  Based on March 31, 2011 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,590,000. Additionally, the Company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company’s financial condition or results of operations.

On October 28, 2010, the Company entered into the New Credit Agreement which provides for a $400,000,000 senior secured revolving credit facility maturing in October 2015 at variable rates. As of March 31, 2011, the Company had outstanding $63,687,000 in principal amount of 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $20,239,000 is included in equity. Accordingly, while the Company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the Company does not currently need to re-finance any of its debt. However, the Company’s New Credit Agreement contains covenants with respect to, among other items, consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage, as defined in the agreement. The Company is in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the Company would have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

During the first quarter of 2011, the Company entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates.  Specifically, interest rate swap agreements for notional amounts of $20,000,000 through May 2013 and $15,000,000 through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 1.08% and 1.05%, respectively, for an all-in rates of 3.58% and 3.55%, respectively.  Effective April 5, 2011, the all-in rates changed to 2.83% and 2.80% respectively, as a result of the amendment to the Company’s credit agreement that reduced the applicable interest rate related to both LIBOR and Base Rate Option borrowings by 75 basis points.

Index

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could”, “plan,” “intend,” “expect,” “continue,” “forecast,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: adverse changes in government and other third-party payor reimbursement levels and practices (such as, for example, the Medicare bidding program covering nine metropolitan areas beginning in 2011 and an additional 91 metropolitan areas beginning in 2013), impacts of the U.S. health care reform legislation that was recently enacted (such as, for example, the excise tax beginning in 2013 on medical devices, together with further regulations to be promulgated by the U.S. Secretary of Treasury, if adopted); legal actions, regulatory proceedings or governmental investigations (including, for example, compliance costs or other adverse effects of enforcement actions which could arise from the Company’s current, ongoing FDA investigations); product liability claims; extensive government regulation of the Company’s products; failure to comply with regulatory requirements or receive regulatory clearance or approval for the Company’s products or operations in the United States or abroad; the uncertain impact on the Company’s providers, on the Company’s suppliers and on the demand for the Company’s products resulting from the current global economic conditions and general volatility in the credit and stock markets; loss of key health care providers; exchange rate and tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; consolidation of health care providers and the Company’s competitors; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; potential product recalls; natural disasters that lead to supply chain disruptions beyond the Company’s control; possible adverse effects of being leveraged, which could impact the Company’s ability to raise capital, limit its ability to react to changes in the economy or the health care industry or expose the Company to interest rate or event of default risks; increased freight costs; inadequate patents or other intellectual property protection; incorrect assumptions concerning demographic trends that impact the market for the Company’s products; decreased availability or increased costs of materials which could increase the Company’s costs of producing or acquiring the Company’s products, including possible increases in commodity costs; the loss of the services of or inability to attract and maintain the Company’s key management and personnel; inability to acquire strategic acquisition candidates because of limited financing alternatives; increased security concerns and potential business interruption risks associated with political and/or social unrest in foreign countries where the Company’s facilities or assets are located; provisions of Ohio law or in the Company’s debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in Invacare’s reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.

As of March 31, 2011, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2011, in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is providing updates to the FDA regarding the improvements that it is making in response to regulatory compliance concerns raised by the FDA, including as a result of the FDA warning letter that was previously disclosed by the Company.  The Company is in the process of adding resources to its regulatory affairs and corporate compliance departments and is engaging outside experts to accelerate implementation of various corrective actions.  At the time of this filing, the matter remains pending and the Company views its regulatory compliance actions to be among its highest priorities.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table presents information with respect to repurchases of common shares made by the Company during the three months ended March 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
1/1/2011-1/31/11	90,000	$29.06	90,000	1,067,900
2/1/2011-2/28/11	40,000	29.43	40,000	1,027,900
3/1/2011-3/31/11	362,500	29.93	362,500	665,400
Total	492,500	$29.73	492,500	665,400

(1)
On August 17, 2001, the Board of Directors authorized the Company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the Company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010. To date, the Company has purchased 1,334,600 shares with authorization remaining to purchase 665,400 more shares. The Company purchased 492,500 shares pursuant to this Board authorized program during the first three months of 2011.

During the first three months of 2011, the Company purchased a total of $13,514,000 in principal amount of its outstanding 4.125% Convertible Senior Subordinated Debentures due 2027 in open market transactions for an aggregate purchase price of approximately $17,977,000, plus accrued and unpaid interest. The Company may continue from time to time seek to retire or purchase the Company’s outstanding 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise.

Index

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

INVACARE CORPORATION

Date: May 5, 2011	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)