Form 10-Q
period 2011-06-30
INVACARE CORP
filed 2011-08-08
CIK 742112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(440) 329-6000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check One):    Large accelerated filer          Accelerated filer    X      Non-accelerated filer        (Do not check if a smaller reporting company) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes        No    X

As of August 2, 2011, the registrant had 30,872,004 Common Shares and 1,084,747 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2011	December 31, 2010
ASSETS	(In thousands)
CURRENT ASSETS
Cash and cash equivalents	$38,162	$48,462
Trade receivables, net	268,753	252,004
Installment receivables, net	5,977	3,959
Inventories, net	188,812	174,375
Deferred income taxes	6,020	5,778
Other current assets	49,534	41,581

TOTAL CURRENT ASSETS	557,258	526,159

OTHER ASSETS	45,173	45,484
OTHER INTANGIBLES	72,271	70,911
PROPERTY AND EQUIPMENT, NET	134,037	130,763
GOODWILL	553,504	507,083

TOTAL ASSETS	$1,362,243	$1,280,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$160,622	$143,753
Accrued expenses	134,288	130,079
Accrued income taxes	1,405	8,502
Short-term debt and current maturities of long-term obligations	8,431	7,974

TOTAL CURRENT LIABILITIES	304,746	290,308

LONG-TERM DEBT	247,297	238,090
OTHER LONG-TERM OBLIGATIONS	107,255	99,591
SHAREHOLDERS’ EQUITY
Preferred shares	0	0
Common shares	8,445	8,401
Class B common shares	272	272
Additional paid-in-capital	221,821	231,685
Retained earnings	387,322	370,001
Accumulated other comprehensive earnings	171,905	112,631
Treasury shares	(86,820)	(70,579)

TOTAL SHAREHOLDERS’ EQUITY	702,945	652,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,362,243	$1,280,400

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings - (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2011	2010	2011	2010
Net sales	$466,412	$430,828	$894,910	$833,068
Cost of products sold	331,494	304,338	636,986	588,865

Gross profit	134,918	126,490	257,924	244,203
Selling, general and administrative expense	112,417	104,421	218,194	206,197
Loss on debt extinguishment including debt finance charges and associated fees	11,855	14,048	16,736	18,434
Charge related to restructuring activities	431	0	431	0
Interest expense	2,233	5,770	4,844	12,162
Interest income	(279)	(163)	(546)	(310)

Earnings before income taxes	8,261	2,414	18,265	7,720
Income taxes (benefit)	(2,400)	3,025	150	5,225

NET EARNINGS (LOSS)	$10,661	$(611)	$18,115	$2,495

DIVIDENDS DECLARED PER COMMON SHARE	.0125	.0125	.0250	.0250

Net earnings (loss) per share – basic	$0.33	$(0.02)	$0.56	$0.08

Weighted average shares outstanding - basic	31,950	32,386	32,062	32,367

Net earnings (loss) per share – assuming dilution	$0.32	$(0.02)	$0.55	$0.08

Weighted average shares outstanding - assuming dilution	33,006	32,386	33,026	32,669

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows - (unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES	(In thousands)
Net earnings	$18,115	$2,495
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of convertible debt discount	1,136	1,706
Loss on debt extinguishment including debt finance charges and associated fees	16,736	18,434
Depreciation and amortization	18,133	18,245
Provision for losses on trade and installment receivables	7,360	8,112
Provision for other deferred liabilities	1,508	1,421
Provision (benefit) for deferred income taxes	(628)	(117)
Provision for stock-based compensation	2,878	2,840
Gain (loss) on disposals of property and equipment	151	9
Changes in operating assets and liabilities:
Trade receivables	(15,359)	(5,132)
Installment sales contracts, net	(2,344)	(466)
Inventories	(6,921)	(9,807)
Other current assets	(4,855)	6,916
Accounts payable	12,356	13,780
Accrued expenses	(12,942)	(6,499)
Other deferred liabilities	1,672	2,143

NET CASH PROVIDED BY OPERATING ACTIVITIES	36,996	54,080

INVESTING ACTIVITIES
Purchases of property and equipment	(10,104)	(8,422)
Proceeds from sale of property and equipment	37	313
Other long term assets	(1,011)	813
Business acquisitions, net of cash acquired	0	(13,725)
Other	(76)	(223)

NET CASH USED FOR INVESTING ACTIVITIES	(11,154)	(21,244)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term borrowings	230,752	201,661
Payments on revolving lines of credit and long-term debt and capital lease obligations	(237,881)	(219,847)
Proceeds from exercise of stock options	4,101	1,002
Payment of financing costs	(18,116)	(16,549)
Payment of dividends	(794)	(808)
Purchase of treasury stock	(16,213)	0

NET CASH USED BY FINANCING ACTIVITIES	(38,151)	(34,541)
Effect of exchange rate changes on cash	2,009	(4,591)

Decrease in cash and cash equivalents	(10,300)	(6,296)
Cash and cash equivalents at beginning of period	48,462	37,501

Cash and cash equivalents at end of period	$38,162	$31,205

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

June 30, 2011

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2011, the results of its operations for the three and six months ended June 30, 2011 and changes in its cash flow for the six months ended June 30, 2011 and 2010, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the Company’s financial statements. All significant intercompany transactions are eliminated. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Accounting for Stock-Based Compensation - The Company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The Company has not made any modifications to the terms of any previously granted options and no significant changes have been made regarding the valuation methodologies used to determine the fair value of options granted and the Company continues to use a Black-Scholes valuation model.

The substantial majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods.

The amounts of stock-based compensation expense recognized were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense recognized as part of selling, general and administrative expense	$1,467	$1,283	$2,878	$2,840

The amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan (the “2003 Plan”). Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the Company’s Business Segment Note to the Consolidated Financial Statements.

Receivables - Accounts receivable and installment receivables are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to providers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts for both trade accounts receivable and installment receivables ($30,612,000 and $30,168,000 at June 30, 2011 and December 31, 2010, respectively) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the third party financing arrangement with De Lage Landen, Inc. (DLL), a third party financing company which the Company has worked with since 2000, management monitors the collection status of these contracts in accordance with the Company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The Company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

Installment receivables consist of the following (in thousands):

	June 30, 2011			December 31, 2010
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$7,938	$4,057	$11,995	$5,777	$4,854	$10,631
Less: Unearned interest	(192)	0	(192)	(118)	0	(118)

	7,746	4,057	11,803	5,659	4,854	10,513
Allowance for doubtful accounts	(1,769)	(2,753)	(4,522)	(1,700)	(3,141)	(4,841)

	$5,977	$1,304	$7,281	$3,959	$1,713	$5,672

Installment receivable purchased from DLL during the six months ended June 30, 2011 increased the gross installment receivables balance by $2,116,000. No sales of installment receivables were made by the Company during the year.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Beginning Balance	$4,841	$6,080
Current period provision	857	4,022
Direct write-offs charged against the allowance	(1,176)	(5,261)

Ending Balance	$4,522	$4,841

Installment receivables by class as of June 30, 2011 consist of the following (in thousands):

U.S.	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Impaired Installment receivables with a related allowance recorded	$6,784	$6,784	$4,482	$0

Canada
Non-Impaired Installment receivables with no related allowance recorded	5,171	4,979	0	117
Impaired Installment receivables with a related allowance recorded	40	40	40	0

Total Canadian Installment Receivables	$5,211	$5,019	$40	$117

Total
Non-Impaired Installment receivables with no related allowance recorded	5,171	4,979	0	117
Impaired Installment receivables with a related allowance recorded	6,824	6,824	4,522	0

Total Installment Receivables	$11,995	$11,803	$4,522	$117

Installment receivables by class as of December 31, 2010 consist of the following (in thousands):

U.S.	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Impaired Installment receivables with a related allowance recorded	$7,153	$7,153	$4,822	$0

Canada
Non-Impaired Installment receivables with no related allowance recorded	3,222	3,104	0	109
Impaired Installment receivables with a related allowance recorded	256	256	19	0

Total Canadian Installment Receivables	$3,478	$3,360	$19	$109

Total
Non-Impaired Installment receivables with no related allowance recorded	3,222	3,104	0	109
Impaired Installment receivables with a related allowance recorded	7,409	7,409	4,841	0

Total Installment Receivables	$10,631	$10,513	$4,841	$109

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of June 30, 2011 and December 31, 2010, the Company had no U.S. installment receivables past due of 90 days or more for which the Company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the Company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. However, while the full balance may be deemed to be impaired, the Company does historically collect a large percentage of the principal of its U.S. installment receivables.

The Company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of June 30, 2011 and December 31, 2010, respectively, for which the Company is still accruing interest.

The aging of the Company’s installment receivables was as follows (in thousands):

	June 30, 2011			December 31, 2010
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$5,111	$0	$5,111	$3,097	$0	$3,097
0-30 Days Past Due	44	0	44	89	0	89
31-60 Days Past Due	18	0	8	31	0	31
61-90 Days Past Due	8	0	8	5	0	5
90+ Days Past Due	6,814	6,784	40	7,409	7,153	256

	$11,995	$6,784	$5,211	$10,631	$7,153	$3,478

Inventories - Inventories determined under the first in, first out method consist of the following components (in thousands):

	June 30, 2011	December 31, 2010
Finished goods	$114,857	$101,243
Raw Materials	63,423	59,921
Work in Process	10,532	13,211

	$188,812	$174,375

Property and Equipment - Property and equipment consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Machinery and equipment	$351,415	$332,687
Land, buildings and improvements	98,550	91,956
Furniture and fixtures	28,844	27,775
Leasehold improvements	16,462	15,705

	495,271	468,123
Less allowance for depreciation	(361,234)	(337,360)

	$134,037	$130,763

Goodwill and Other Intangibles - The change in goodwill reflected on the balance sheet from December 31, 2010 to June 30, 2011 was entirely the result of foreign currency translation.

All of the Company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $33,963,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2010 to June 30, 2011 were the result of foreign currency translation and amortization.

As of June 30, 2011 and December 31, 2010, other intangibles consisted of the following (in thousands):

	June 30, 2011		December 31, 2010
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$79,948	$47,729	$72,998	$40,071
Trademarks	33,963	0	31,246	0
License agreements	3,243	3,015	3,183	2,958
Developed technology	9,496	4,745	8,521	3,988
Patents	6,028	5,162	7,518	5,863
Other	6,205	5,961	6,092	5,767

	$138,883	$66,612	$129,558	$58,647

Amortization expense related to other intangibles was $4,338,000 in the first six months of 2011 and is estimated to be $8,124,000 in 2012, $7,321,000 in 2013, $6,926,000 in 2014, $5,614,000 in 2015 and $4,150,000 in 2016. Definite lived intangibles are being amortized on a straight-line basis for periods from 3 to 20 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

Warranty Costs - Generally, the Company’s products are covered from the date of sale to the customer by warranties against defects in material and workmanship for various periods depending on the product. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The Company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the Company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the Company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. No material adjustments to warranty reserves were necessary in the first six months of 2011.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2011	$18,252
Warranties provided during the period	4,617
Settlements made during the period	(5,107)
Changes in liability for pre-existing warranties during the period, including expirations	1,895

Balance as of June 30, 2011	$19,657

Long-Term Debt - On May 9, 2008, Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) as codified in Debt with Conversion and Other Options, ASC 470-20, was issued to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion. The FASB believed this clarification was needed because the accounting that was being applied for convertible debt prior to FSP APB 14-1 did not fully reflect the true economic impact on the issuer since the conversion option was not captured as a borrowing cost and its full dilutive effect was not included in earnings per share. ASC 470-20 required separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate. Accordingly, the Company initially split the total debt amount of $135,000,000 attributable to its 4.125% Convertible Senior Subordinated Debentures due 2027 into a convertible debt amount of $75,988,000 and a stockholders’ equity (debt discount) amount of $59,012,000 as of the retrospective adoption date of February 12, 2007 and is accreting the resulting debt discount as interest expense over a ten year life. The Consolidated Balance Sheet as of June 30, 2011 reflects a decrease in long-term debt of $9,708,000 and a deferred tax liability of $3,398,000 compared to comparable amounts of $25,137,000 and $8,798,000, respectively, as of December 31, 2010.

During the six months ended June 30, 2011, the Company repurchased $45,814,000 ($30,385,000 reduction of debt and $15,429,000 reduction of equity) principal amount of its 4.125% Convertible Senior Subordinated Debentures due 2027. The Company retired the debt at a premium above par. In accordance with Convertible Debt, ASC 470-20, the Company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt. For the three and six months ended June 30, 2011, the Company recorded pre-tax expense of $11,855,000 and $16,736,000, respectively, related to the loss on the debt extinguishment including the write-off of $792,000 and $1,128,000 of pre-tax of deferred financing fees, which were previously capitalized, for the three and six months ended June 30, 2011.

The Company utilized primarily its cash and cash flows from operations as well as its revolving line of credit to pay down the debt noted above. At June 30, 2011, the Company had outstanding $224,458,000 on its revolving line of credit compared to $184,932,000 as of December 31, 2010.

During the first six months of 2011, the Company entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $18,000,000 through June 2013, $20,000,000 and $25,000,000 through May 2013 and $15,000,000 through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 1.08%, 0.73% and 1.05%, respectively, for effective aggregate rates of 2.375%, 2.83%, 2.48% and 2.80%, respectively.

Shareholders’ Equity Transactions - The 2003 Plan allows the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to grant up to 6,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock). The maximum aggregate number of Common Shares that may be granted during the term of the 2003 Plan pursuant to all awards, other than stock options, is 1,300,000 Common Shares. The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards. During the first six months of 2011, the Committee granted non-qualified stock options to purchase 9,496 Common Shares with a term of ten years at the fair market value of the Company’s Common Shares on the date of grant under the 2003 Plan, which vest ratably in annual installments over the four years following the grant date.

Under the terms of the Company’s outstanding restricted stock awards, all of the shares granted vest ratably over the four years after the grant date. Compensation expense of $1,028,000 was recognized related to restricted stock awards in the first six months of 2011 and, as of June 30, 2011, outstanding restricted stock awards totaling 236,870 shares were not yet vested.

As of June 30, 2011, there was $12,380,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Plan, which is related to non-vested options and shares, and includes $3,920,000 related to restricted stock awards. The Company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

Stock option activity during the six months ended June 30, 2011 was as follows:

	2011	Weighted Average Exercise Price
Options outstanding at January 1	4,484,195	$29.60
Granted	9,496	31.94
Exercised	(176,649)	23.22
Canceled	(75,872)	30.79

Options outstanding at June 30	4,241,170	$29.86

Options price range at June 30	$10.70 to
	$47.80
Options exercisable at June 30	2,740,773
Options available for grant at June 30*	2,520,386

* Options available for grant as of June 30, 2011 reduced by net restricted stock award activity of 482,678.

The following table summarizes information about stock options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 6/30/11	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 6/30/11	Weighted Average Exercise Price
$ 10.70 - $15.00	19,925	1.2 years	$10.80	19,425	$10.70
$ 15.00 - $25.00	1,303,926	6.9	$21.66	670,699	$22.36
$ 25.01 - $35.00	1,553,228	6.1	$27.50	686,558	$30.03
$ 35.01 - $47.80	1,364,091	2.9	$40.67	1,364,091	$40.67

Total	4,241,170	5.3	$29.86	2,740,773	$33.31

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

Pursuant to the Company’s Board of Directors authorized plan to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the Company’s performance plans, the Company purchased a total of 540,900 shares for an aggregate purchase price of $16,213,000 during the first six months of 2011.

Comprehensive Earnings (loss) - Total comprehensive earnings (loss) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings (loss)	$10,661	$(611)	$18,115	$2,495
Foreign currency translation gain (loss)	25,560	(60,747)	60,993	(110,887)
SERP/DBO amortization of prior service costs and unrecognized losses	(209)	151	(420)	308
Current period unrealized gain (loss) on cash flow hedges, net of tax	(15)	(146)	(1,299)	2,367

Total comprehensive earnings (loss)	$35,997	$(61,353)	$77,389	$(105,717)

Income Taxes - The Company had an effective tax rate of (29.1)% and 0.8% on earnings before tax for the three and six month periods ended June 30, 2011 compared to an expected rate at the US statutory rate of 35%. The Company’s effective tax rate for the three and six months ended June 30, 2011 was lower than the U.S. federal statutory rate, principally due to foreign taxes recognized at rates below the U.S. statutory rate including a second quarter $5,100,000 ($0.16 per share) tax benefit as a result of a tax settlement in Germany as the German government agreed to follow a European Court of Justice case and a German Tax Court case that impacted an open tax return year. The net impact of tax benefit from countries with valuation allowances on the Company’s effective tax rate was minimal for the first half of 2011. The Company had an effective tax rate of 125.3% and 67.7% on earnings before tax for the three and six month periods ended June 30, 2010, respectively, compared to an expected rate at the U.S. statutory rate of 35%. The Company’s effective tax rate for the three and six month periods ended June 30, 2010 was higher than the U.S. federal statutory rate as a result of the significant negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances. The Company continued to be in a loss position in the U.S. principally as a result of recording pre-tax expenses of $11,855,000 and $16,736,000 for the three and six months ended June 30, 2011, respectively, related to the extinguishment of convertible debt at a premium.

Net Earnings Per Common Share - The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated (amounts in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Basic
Average common shares outstanding	31,950	32,386	32,062	32,367

Net earnings (loss)	$10,661	$(611)	$18,115	$2,495

Net earnings (loss) per common share	$0.33	$(0.02)	$0.56	$.08

Diluted
Average common shares outstanding	31,950	32,386	32,062	32,367
Stock options and awards	534	0	442	124
Shares related to convertible debt	522	0	522	178

Average common shares assuming dilution	33,006	32,386	33,026	32,669

Net earnings (loss)	$10,661	$(611)	$18,115	$2,495

Net earnings (loss) per common share	$0.32	$(0.02)	$0.55	$0.08

At June 30, 2011, 1,387,621 and 1,955,770 shares were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2011, respectively, as they were anti-dilutive since the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $32.48 and $31.12, respectively. At June 30, 2010, 3,213,910 and 2,780,343 shares were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2010 as they were anti-dilutive since the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $24.59 and $25.76, respectively. The Company included the impact of 522,000 shares, for both the three and six months ended June 30, 2011, necessary to settle the conversion spread related to the Company’s 4.125% Senior Subordinated Convertible Debentures due 2027 compared to zero and 302,000 shares for the three and six months ended June 30, 2010. This is attributable to the Company’s average stock price during the first three and six months of both years being greater than the conversion price of $24.79, established under the indenture governing the convertible debentures. The dilutive impact of the convertible debt on diluted earnings per share is directly affected by changes in the Company’s stock price and thus increased dilution in the future is possible if the Company’s stock price increases.

Concentration of Credit Risk - The Company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers’ financial condition. In December 2000, Invacare entered into an agreement with DLL, a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The Company retains a recourse obligation to DLL, which was $25,028,000 at June 30, 2011, for events of default under the contracts, which total $68,630,000 at June 30, 2011. Guarantees, ASC 460, requires the Company to record a guarantee liability as it relates to the limited recourse obligation. As such, the Company has recorded a liability of $598,000 for this guarantee obligation within accrued expenses. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

Effective April 5, 2011, the Company entered into an amendment to its credit agreement that, among other things, reduced the applicable interest rate related to both LIBOR and Base Rate option borrowings by 75 basis points. During the first six months of 2011, the Company entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $18,000,000 through June 2013, $20,000,000 and $25,000,000 through May 2013 and $15,000,000 through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 1.08%, 0.73% and 1.05%, respectively, for effective aggregate rates of 2.375%, 2.83%, 2.48% and 2.80%, respectively. The gains and or losses on interest rate swaps are reflected in interest expense on the consolidated statement of earnings. The Company was not a party to any interest rate swap agreements during 2010.

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

The Company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the Company generally limits it hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $49,223,000 and $88,605,000 matured during the three and six months ended June 30, 2011, respectively, compared to forward contracts with a total notional amount in USD of $41,683,000 and $82,081,000 which matured during the three and six months ended June 30, 2010, respectively.

Foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	June 30, 2011		December 31, 2010
	Notional Amount	Unrealized Gain (Loss)	Notional Amount	Unrealized Gain (Loss)
USD / AUD	$1,536	$(231)	$3,072	$(223)
USD / CAD	16,839	(30)	32,974	(14)
USD / CNY	6,444	33	0	0
USD / EUR	17,084	(1,078)	32,419	927
USD / GBP	2,006	(84)	4,212	86
USD / NZD	7,160	578	9,577	202
USD / SEK	5,376	30	10,395	95
USD / MXP	3,486	149	0	0
EUR / AUD	679	(27)	0	0
EUR / CHF	2,677	(150)	8,768	54
EUR / GBP	13,367	193	18,068	(577)
EUR / SEK	6,131	194	8,045	92
EUR / NOK	2,287	(24)	0	0
EUR / NZD	4,384	171	2,630	5
GBP / CHF	957	36	770	(3)
GBP / SEK	1,326	65	2,014	(43)
GBP / DKK	704	12	1,016	(27)
CHF / SEK	239	(7)	6,937	(3)
DKK / CHF	316	(17)	514	1
DKK / NOK	894	(10)	0	0
DKK / SEK	3,952	9	1,465	18
NOK / SEK	413	(3)	0	0

	$98,257	$(191)	$142,876	$590

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

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The Company utilizes foreign currency forward or option contracts that do not qualify for hedge accounting treatment in an attempt to manage the risk associated with the conversion of earnings in foreign currencies into U.S. Dollars. While these derivative instruments do not qualify for hedge accounting treatment in accordance with ASC 815, these derivatives do provide the Company with a means to manage the risk associated with currency translation. These instruments are recorded at fair value in the consolidated balance sheet and any gains or losses are recorded as part of earnings in the current period. An immaterial gain was recorded by the Company for the three and six months ended June 30, 2011, respectively, related to these derivatives not qualifying for hedge accounting treatment, while no such derivatives existed for the three and six months ended June 30, 2010.

The Company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815 although they could qualify for hedge accounting treatment. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the Company for the three or six month periods ended June 30, 2011 and 2010, respectively, related to these forward contracts and the associated short-term intercompany trading receivables and payables.

Foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in and outstanding as of June 30, 2011 and 2010 were as follows (in thousands USD):

	June 30, 2011		June 30, 2010
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
CAD / USD	$0	$0	$9,350	$(231)
CHF / USD	909	43	0	0
CHF / GBP	0	0	0	0
NZD / USD	0	0	13,396	(174)
NOK / USD	6,252	212	0	0
SEK / USD	0	0	3,187	22
DKK / USD	0	0	2,539	(76)
DKK / NOK	149	(2)	0	0
EUR / GBP	0	0	1,544	(68)
EUR / SEK	19	0	118	(6)
EUR / CAD	20,000	327	0	0
EUR / USD	0	8	11,912	(290)
EUR / NZD	159	(2)	0	0

	$27,488	$586	$42,046	$(823)

The fair values of the Company’s derivative instruments were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	$2,990	$(3,181)	$2,518	$1,928
Interest rate swap contracts	0	(416)	0	0

Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward contracts	590	(4)	366	1

Total derivatives	$3,580	$(3,601)	$2,884	$1,929

The fair values of the Company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on the Statement of Earnings and Other Comprehensive Income (OCI) was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Quarter ended June 30, 2011:
Foreign currency forward contracts	$410	$(5)	$(10)
Interest rate swap contracts	(287)	0	0

	$123	$(5)	$(10)

Six months ended June 30, 2011:
Foreign currency forward contracts	$(838)	$57	$(4)
Interest rate swap contracts	(416)	0	0

	$(1,254)	$57	$(4)

Quarter ended June 30, 2010:
Foreign currency forward contracts	$(918)	$840	$(65)

Six months ended June 30, 2010:
Foreign currency forward contracts	$1,338	$779	$(39)

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives
Quarter ended June 30, 2011:
Foreign currency forward contracts	$(237)

Six months ended June 30, 2011:
Foreign currency forward contracts	$586

Quarter ended June 30, 2010:
Foreign currency forward contracts	$(1,144)

Six months ended June 30, 2010:
Foreign currency forward contracts	$(823)

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. For the three and six months ended June 30, 2011, net sales were increased by $1,041,000 and $1,254,000 and cost of product sold was increased by $1,046,000 and $1,197,000 for a net realized loss of $5,000 and gain of $57,000, respectively. For the quarter and six months ended June 30 2010, net sales were increased by $426,000 and $540,000, respectively, and cost of product sold was decreased by $414,000 and $239,000 for net realized gains of $840,000 and $779,000, respectively. As the result of swap agreements outstanding in 2011, losses of $77,000 and $118,000 were recorded for the three and six months ended June 30, 2011 which were recorded in interest expense. No swap agreements were outstanding in 2010.

A loss of $227,000 and a gain of $590,000 was recognized in selling, general and administrative (SG&A) expenses for the three and six months ended June 30, 2011, respectively, compared to losses of $1,144,000 and $823,000 for the three and six months ended June 30, 2010 on foreign currency forward contracts not designated as hedging instruments, which were substantially offset by foreign currency gains/losses also recorded in SG&A expenses on the intercompany trade payables for which the derivatives were entered into to offset. In addition, losses of $10,000 and $4,000 were recognized for the three and six months ended June 30, 2011, respectively, compared to losses of $65,000 and $39,000 for the three and six months ended June 30, 2010, respectively, related to derivatives no longer qualifying for hedge accounting treatment as the forecasted transactions hedged by those derivatives were no longer probable of occurring and as a result, the hedging relationship was ineffective.

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

The following table provides a summary of the Company’s assets and liabilities that are measured on a recurring basis (in thousands):

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
June 30, 2011
Forward Exchange Contracts-net	$395	$0	$395	$0
Swaps	(416)	0	(416)	0

December 31, 2010
Forward Exchange Contracts-net	$955	$0	$955	$0

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

The carrying amounts and fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$38,162	$38,162	$48,462	$48,462
Other investments	1,590	1,590	1,588	1,588
Installment receivables, net	7,281	7,281	5,672	5,672
Long-term debt (including current maturities of long-term debt) *	(255,728)	(264,489)	(246,064)	(264,382)
Forward contracts in other current assets	3,580	3,580	2,884	2,884
Interest rate swap agreements in accrued expenses	(416)	(416)	0	0
Forward contracts in accrued expenses	(3,185)	(3,185)	(1,929)	(1,929)

* The carrying amounts and fair values exclude convertible debt classified as equity in accordance with FSP APB 14-1 ($9,708,000 and $25,137,000 as of June 30, 2011 and December 31, 2010, respectively).

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

The information by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues from external customers
North America / HME	$198,732	$190,089	$384,345	$365,075
Invacare Supply Group	75,737	72,826	149,783	142,544
Institutional Products Group	26,113	22,700	53,754	44,978
Europe	141,860	123,105	263,247	240,833
Asia/Pacific	23,970	22,108	43,781	39,638

Consolidated	$466,412	$430,828	$894,910	$833,068

Intersegment Revenues
North America / HME	$22,334	$22,395	$43,201	$43,343
Invacare Supply Group	24	19	40	32
Institutional Products Group	1,045	1,540	3,181	2,997
Europe	2,786	2,491	4,632	5,333
Asia/Pacific	9,997	8,548	17,943	15,784

Consolidated	$36,186	$34,993	$68,997	$67,489

Restructuring charges before income taxes
North America / HME	$0	$0	$0	$0
Invacare Supply Group	0	0	0	0
Institutional Products Group	0	0	0	0
Europe	431	0	431	0
Asia/Pacific	0	0	0	0

Consolidated	$431	$0	$431	$0

Earnings (loss) before income taxes
North America / HME	$13,324	$10,479	$26,576	$22,026
Invacare Supply Group	1,489	1,331	2,684	2,199
Institutional Products Group	3,764	3,331	7,885	5,138
Europe	9,480	9,293	14,440	13,827
Asia/Pacific	1,842	2,534	2,893	3,351
All Other *	(21,638)	(24,554)	(36,213)	(38,821)

Consolidated	$8,261	$2,414	$18,265	$7,720

* “All Other” consists of un-allocated corporate selling, general and administrative costs, which do not meet the quantitative criteria for determining reportable segments. In addition, “All Other” loss before income taxes includes loss on debt extinguishment including finance charges and associated fees.

Charges Related to Restructuring Activities – During the quarter ended June 30, 2011, the Company announced that it intends to close a European assembly facility as part of the Company’s ongoing globalization initiative to reduce complexity within the Company’s global supply chain footprint. The Company intends to transfer assembly activities to other Company facilities or outsource them to third parties. To date, the Company has recorded restructuring charges of $431,000 for severance related to the European segment, which are expected to be utilized during the next twelve months. The Company will have additional charges related to the closing of the facility, as it is not expected to be complete until the first quarter of 2012.

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

As a medical device manufacturer, the company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documentation and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Violations of law, regulations, licensing or registration requirements can result in administrative, civil and criminal penalties and sanctions, including disqualification from the licensing or certification required for the sale of products or for the reimbursement therefore, in the U.S., Canada, Australia, New Zealand, relevant European countries and China, which could have a material adverse effect on the Company’s business. By way of further example, the Food & Drug Administration (FDA) regulates virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing in the U.S. Any failure by the Company to comply with the regulatory requirements of the FDA or other applicable regulatory requirements may subject the Company to administrative or judicially imposed sanctions. These sanctions include warning letters, civil penalties, criminal penalties, injunctions, consent decrees, product seizures or detention, product recalls and total or partial suspensions of production.

The Company continues to work on the improvements and corrective actions that it is making in response to regulatory compliance concerns raised by the FDA, including as a result of the FDA warning letter that was previously disclosed by the Company.

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

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Three month period ended June 30, 2011	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$97,746	$195,578	$198,509	$(25,421)	$466,412
Cost of products sold	71,276	151,004	134,329	(25,115)	331,494

Gross Profit	26,470	44,574	64,180	(306)	134,918
Selling, general and administrative expenses	36,451	15,924	49,299	10,743	112,417
Loss on debt extinguishment including debt finance charges and associated fees	11,855	0	0	0	11,855
Charges related to restructuring activities	0	0	431	0	431
Income (loss) from equity investee	33,627	13,727	1,078	(48,432)	0
Interest expense - net	650	404	900	0	1,954

Earnings (loss) before Income Taxes	11,141	41,973	14,628	(59,481)	8,261
Income taxes	480	100	(2,980)	0	(2,400)

Net Earnings (loss)	$10,661	$41,873	$17,608	$(59,481)	$10,661

Three month period ended June 30, 2010
Net sales	$101,403	$184,190	$171,337	$(26,102)	$430,828
Cost of products sold	72,635	143,762	113,978	(26,037)	304,338

Gross Profit	28,768	40,428	57,359	(65)	126,490
Selling, general and administrative expenses	35,501	28,367	40,553	0	104,421
Loss on debt extinguishment including debt finance charges and associated fees	14,048	0	0	0	14,048
Income (loss) from equity investee	25,203	7,239	(395)	(32,047)	0
Interest expense - net	4,703	202	702	0	5,607

Earnings (loss) before Income Taxes	(281)	19,098	15,709	(32,112)	2,414
Income taxes	330	403	2,292	0	3,025

Net Earnings (loss)	$(611)	$18,695	$13,417	$(32,112)	$(611)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands) Six month period ended June 30, 2011	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$189,978	$385,204	$369,323	$(49,595)	$894,910
Cost of products sold	137,614	300,055	248,690	(49,373)	636,986

Gross Profit	52,364	85,149	120,633	(222)	257,924
Selling, general and administrative expenses	69,151	30,117	94,809	24,117	218,194
Loss on debt extinguishment including debt finance charges and associated fees	16,736	0	0	0	16,736
Charges related to restructuring activities	0	0	431	0	431
Income (loss) from equity investee	54,451	18,061	1,056	(73,568)	0
Interest expense - net	1,713	781	1,804	0	4,298

Earnings (loss) before Income Taxes	19,215	72,312	24,645	(97,907)	18,265
Income taxes	1,100	200	(1,150)	0	150

Net Earnings (loss)	$18,115	$72,112	$25,795	$(97,907)	$18,115

Six month period ended June 30, 2010
Net sales	$195,241	$355,437	$332,782	$(50,392)	$833,068
Cost of products sold	138,773	278,970	221,523	(50,401)	588,865

Gross Profit	56,468	76,467	111,259	9	244,203
Selling, general and administrative expenses	67,214	53,202	85,781	0	206,197
Loss on debt extinguishment including debt finance charges and associated fees	18,434	0	0	0	18,434
Income (loss) from equity investee	42,447	8,834	(384)	(50,897)	0
Interest expense - net	9,779	309	1,764	0	11,852

Earnings (loss) before Income Taxes	3,488	31,790	23,330	(50,888)	7,720
Income taxes	993	553	3,679	0	5,225

Net Earnings (loss)	$2,495	$31,237	$19,651	$(50,888)	$2,495

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) June 30, 2011	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$4,706	$1,976	$31,480	$0	$38,162
Trade receivables, net	90,870	71,289	106,594	0	268,753
Installment receivables, net	0	1,252	4,725	0	5,977
Inventories, net	41,334	41,579	107,399	(1,500)	188,812
Deferred income taxes	3,431	0	2,589	0	6,020
Other current assets	12,238	5,775	32,839	(1,318)	49,534

Total Current Assets	152,579	121,871	285,626	(2,818)	557,258
Investment in subsidiaries	1,605,100	568,810	0	(2,173,910)	0
Intercompany advances, net	78,729	815,660	201,985	(1,096,374)	0
Other Assets	42,768	1,049	1,356	0	45,173
Other Intangibles	1,036	7,956	63,279	0	72,271
Property and Equipment, net	46,530	12,565	74,942	0	134,037
Goodwill	5,023	34,386	514,095	0	553,504

Total Assets	$1,931,765	$1,562,297	$1,141,283	$(3,273,102)	$1,362,243

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$79,159	$17,657	$63,806	$0	$160,622
Accrued expenses	31,346	22,129	82,131	(1,318)	134,288
Accrued income taxes	928	0	477	0	1,405
Short-term debt and current maturities of long-term obligations	7,609	68	754	0	8,431

Total Current Liabilities	119,042	39,854	147,168	(1,318)	304,746
Long-Term Debt	234,798	0	12,499	0	247,297
Other Long-Term Obligations	51,445	1,100	54,710	0	107,255
Intercompany advances, net	823,535	175,036	97,806	(1,096,377)	0
Total Shareholders’ Equity	702,945	1,346,307	829,100	(2,175,407)	702,945

Total Liabilities and Shareholders’ Equity	$1,931,765	$1,562,297	$1,141,283	$(3,273,102)	$1,362,243

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) December 31, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$4,036	$2,476	$41,950	$0	$48,462
Trade receivables, net	95,673	68,504	87,827	0	252,004
Installment receivables, net	0	876	3,083	0	3,959
Inventories, net	72,499	39,299	63,873	(1,296)	174,375
Deferred income taxes	3,289	0	2,489	0	5,778
Other current assets	12,274	6,895	27,685	(5,273)	41,581

Total Current Assets	187,771	118,050	226,907	(6,569)	526,159
Investment in subsidiaries	1,489,732	594,690	0	(2,084,422)	0
Intercompany advances, net	77,990	745,991	226,421	(1,050,402)	0
Other Assets	42,782	1,881	821	0	45,484
Other Intangibles	1,241	8,590	61,080	0	70,911
Property and Equipment, net	46,791	12,093	71,879	0	130,763
Goodwill	5,023	34,388	467,672	0	507,083

Total Assets	$1,851,330	$1,515,683	$1,054,780	$(3,141,393)	$1,280,400

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73,468	$14,923	$55,362	$0	$143,753
Accrued expenses	39,090	20,690	75,572	(5,273)	130,079
Accrued income taxes	5,633	0	2,869	0	8,502
Short-term debt and current maturities of long-term obligations	7,149	83	742	0	7,974

Total Current Liabilities	125,340	35,696	134,545	(5,273)	290,308
Long-Term Debt	217,164	0	20,926	0	238,090
Other Long-Term Obligations	48,645	1,123	49,823	0	99,591
Intercompany advances, net	807,770	180,743	61,889	(1,050,402)	0
Total Shareholders’ Equity	652,411	1,298,121	787,597	(2,085,718)	652,411

Total Liabilities and Shareholders’ Equity	$1,851,330	$1,515,683	$1,054,780	$(3,141,393)	$1,280,400

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Six month period ended June 30, 2011	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$35,442	$(1,643)	$27,314	$(24,117)	$36,996
Investing Activities
Purchases of property and equipment	(3,818)	(1,807)	(4,479)	0	(10,104)
Proceeds from sale of property and equipment	0	15	22	0	37
(Increase) decrease in other long-term assets	(1,016)	0	5	0	(1,011)
Business acquisitions, net of cash acquired	0	0	0	0	(0)
Other	5	1	(82)	0	(76)

Net Cash Used for Investing Activities	(4,829)	(1,791)	(4,534)	0	(11,154)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	227,818	2,934	0	0	230,752
Payments on revolving lines of credit and long-term debt and capital lease obligations	(226,739)	0	(11,142)	0	(237,881)
Proceeds from exercise of stock options	4,101	0	0	0	4,101
Payment of financing costs	(18,116)	0	0	0	(18,116)
Payment of dividends	(794)	0	(24,117)	24,117	(794)
Purchase of treasury stock	(16,213)	0	0	0	(16,213)

Net Cash Provided (Used) by Financing Activities	(29,943)	2,934	(35,259)	24,117	(38,151)
Effect of exchange rate changes on cash	0	0	2,009	0	2,009

Increase (decrease) in cash and cash equivalents	670	(500)	(10,470)	0	(10,300)
Cash and cash equivalents at beginning of period	4,036	2,476	41,950	0	48,462

Cash and cash equivalents at end of period	$4,706	$1,976	$31,480	$0	$38,162

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Six month period ended June 30, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$40,095	$14,764	$(779)	$0	$54,080
Investing Activities
Purchases of property and equipment	(4,200)	(246)	(3,976)	0	(8,422)
Proceeds from sale of property and equipment		(2)	315	0	313
(Increase) decrease in other long-term assets	368	(11)	456	0	813
Business acquisitions, net of cash acquired		(13,725)	0	0	(13,725)
Other	301	(10)	(514)	0	(223)

Net Cash Used for Investing Activities	(3,531)	(13,994)	(3,719)	0	(21,244)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	197,209	0	4,452	0	201,661
Payments on revolving lines of credit and long-term debt and capital lease obligations	(219,847)	0	0	0	(219,847)
Proceeds from exercise of stock options	1,002	0	0	0	1,002
Payment of financing costs	(16,549)	0	0	0	(16,549)
Payment of dividends	(808)	0	0	0	(808)

Net Cash Provided (Used) by Financing Activities	(38,993)	0	4,452	0	(34,541)
Effect of exchange rate changes on cash	0	0	(4,591)	0	(4,591)

Increase (decrease) in cash and cash equivalents	(2,429)	770	(4,637)	0	(6,296)
Cash and cash equivalents at beginning of period	6,569	2,526	28,406	0	37,501

Cash and cash equivalents at end of period	$4,140	$3,296	$23,769	$0	$31,205

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s Current Report on Form 8-K as furnished to the Securities and Exchange Commission on July 28, 2011.

OUTLOOK

Invacare had a strong first half of the year with organic net sales growth, which it expects to continue in the second half of the year. However, the benefits of higher organic net sales growth on earnings may be diluted by two issues. First, the Company’s gross margin declined in the first half of the year related to sales mix favoring lower margin customers and lower margin product lines as well as pricing pressure on certain products. While the Company intends to proactively manage these issues through a variety of initiatives, such as re-focusing its sales force on the total lifecycle cost benefits associated with the HomeFill® oxygen system, the gross margin for 2011 is now not expected to be as strong as was earlier anticipated. Second, the Company’s results in the second half of 2011 are expected to be impacted by a significantly higher effective tax rate versus the same period last year.

In regards to potential reimbursement risks, there are two notable topics. In the United States, the Company has seen no significant impact related to the first round of National Competitive Bidding (NCB) that went into effect in the nine metropolitan service areas (MSA) on January 1, 2011. While there may be slowness in purchases in these areas, it is hard to measure, since the Company does not have zip code level visibility to either customer’s sales and rental data or Medicare fulfillment data. The Company continues to expect NCB to be neutral to earnings in 2011, but it will remain judicious in its extension of credit to customers in these MSAs. There have been no new updates on Round 2 of NCB, which is scheduled to be implemented in July 2013. In Germany, the government will no longer be reimbursing for stair climber products. The Company will evaluate the potential impact of this decision, as it is unclear if private insurance will continue to pay for the product or if the product will have success as a retail item.

In its efforts to make long-term improvements to the Company, Invacare has two significant globalization projects to note in 2011. First, the Company decided to cease operations at two existing facilities – one in Europe, announced in May, and one small facility in the United States, announced in July – and shift those activities to other Invacare locations and third parties in order to maximize the effectiveness of its supply chain. Once the closures are completed by the end of the first quarter of 2012, annualized savings are expected to approximate $3,500,000. Secondly, since 2010, the Company has been evaluating its product development plans against its globalization product strategy that calls for new products to have a global platform. In doing so, the Company discontinued several projects that did not advance its globalization strategy and redeployed those resources to initiate new projects. This resulted in a decline of new product launches in 2011, but the Company expects to see the benefits in 2012 and beyond with numerous new product launches that will have global market appeal. Organic net sales growth, earnings and cash flow for 2011 are expected to be consistent with the guidance provided in the Company’s July 28, 2011 press release announcing second quarter results. The guidance should be read in conjunction with the information referenced herein under “Risk Factors” and “Forward-Looking Information.”

RESULTS OF OPERATIONS

NET SALES

Net sales for the quarter increased 8.3% to $466,412,000 versus $430,828,000 for the second quarter last year. Foreign currency translation increased net sales by 4.1 percentage points and an acquisition increased net sales by 0.4 of a percentage point. Organic net sales for the quarter increased 3.8% over the same period last year driven by increases in all business segments except Asia/Pacific. For the six months ended June 30, 2011, net sales increased 7.4% to $894,910,000, compared to $833,068,000 for the same period a year ago. Organic sales increased 4.9% driven by increases in all business segments except Asia/Pacific as foreign currency translation increased net sales by 1.9 percentage points while an acquisition increased net sales by 0.6 of a percentage point.

North American/Home Medical Equipment (NA/HME)

NA/HME net sales increased 4.5% for the quarter to $198,732,000 as compared to $190,089,000 for the same period a year ago, driven by increases in respiratory and rehab product lines partially offset by declines in standard products. With foreign currency translation increasing net sales by 0.5 of a percentage point and an acquisition impact of 1.0 percentage point, organic net sales for NA/HME increased 3.0% for the quarter. The organic net sales increase was driven primarily by increased net sales of stationary and portable oxygen concentrators, seating and custom manual wheelchairs partially offset by declines in consumer power, HomeFill® oxygen systems and patient aid products. For the six months ended June 30, 2011, net sales increased 5.3% to $384,345,000 as compared to $365,075,000 for the same period a year ago. Organic sales increased 3.5% as foreign currency increased net sales by 0.5 of a percentage point, while an acquisition increased net sales by 1.3 percentage points in the first half of 2010.

Invacare Supply Group (ISG)

ISG net sales for the quarter increased 4.0% to $75,737,000 compared to $72,826,000 for the same period last year. The net sales increase was in urological, enterals and ostomy product lines. For the first half of 2011, net sales increased 5.1% to $149,783,000 as compared to $142,544,000 for the same period last year.

Institutional Products Group (IPG)

IPG net sales for the second quarter increased by 15.0% to $26,113,000 compared to $22,700,000 last year. Foreign currency translation increased net sales by 0.8 of a percentage point. The net sales increase was driven primarily by strong net sales of institutional beds and dialysis chairs. For the first half of 2011, net sales increased 19.5% to $53,754,000 as compared to $44,978,000 for the same period a year ago.

Europe

For the second quarter, European net sales increased 15.2% to $141,860,000 versus $123,105,000 last year. Foreign currency translation increased net sales by 10.1 percentage points. Organic net sales for the quarter increased by 5.1%, which was driven primarily by increases in the rehab, standard and respiratory product lines. For the first six months of 2011, European net sales increased 9.3% to $263,247,000 compared to $240,833,000 for the same period last year. Organic net sales increased 5.6% for the first half of the year as foreign currency translation increased net sales by 3.7 percentage points.

Asia/Pacific

Asia/Pacific net sales increased 8.4% for the quarter to $23,970,000 as compared to $22,108,000 for the same period a year ago. Foreign currency translation increased net sales by 15.7 percentage points. The organic net sales decrease of 7.3% was driven primarily by the Company’s New Zealand distribution business and by the Company’s subsidiary which produces microprocessor controllers. For the first half of 2011, net sales increased 10.5% to $43,781,000 as compared to $39,638,000 for the same period a year ago. Foreign currency translation increased net sales by approximately 12.7 percentage points resulting in decreased organic net sales of 2.2% for the first half of 2011.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and six-month periods ended June 30, 2011 was 28.9% and 28.8%, respectively, compared to 29.4% and 29.3%, respectively, in the same periods last year. The margin decline was related to sales mix favoring lower margin product lines and lower margin customers, pricing pressures primarily in the Europe segment and increased warranty and commodity costs partially offset by the impact of favorable cost reduction projects and a currency benefit on sourcing in Europe.

For the first half of the year, NA/HME margins as a percentage of net sales decreased by 0.8 of a percentage point compared to the same period last year primarily due to sales mix favoring lower margin product lines and customers, higher freight and warranty costs and pricing pressure in certain products partially offset by volume increases and cost reduction activities. ISG gross margin increased by 0.4 of a percentage point primarily the result of volume increases and cost reduction initiatives partially offset by mix toward lower margin product lines. IPG gross margin increased by 0.2 percentage points due primarily to increased volume and favorable cost reduction programs. In Europe, gross margin as a percentage of net sales decreased by 0.4 percentage points primarily driven by sales mix favoring lower margin product lines and lower margin customers partially offset by increased volume and cost reduction activities. Gross margin, as a percentage of net sales in Asia/Pacific, decreased by 3.5 percentage points, primarily as a result of volume declines and sales mix favoring lower margin product lines.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expense as a percentage of net sales for the three and six months ended June 30, 2011 was 24.1% and 24.4%, respectively, compared to 24.2% and 24.8%, respectively, for each of the same periods a year ago. The dollar increases in SG&A expense were $7,996,000 and $11,997,000, or 7.7% and 5.8%, respectively, for the quarter and first half of the year, as compared to the same period a year ago. An acquisition increased these expenses by $1,551,000 in the quarter and $3,648,000 in the first half of the year, while foreign currency translation increased these expenses by $5,218,000 in the quarter and $5,787,000 in the first half of the year compared to the same periods a year ago. Excluding the impact of foreign currency translation and an acquisition, SG&A expense increased 1.2% for the quarter and the first half of 2011 as compared to the same periods a year ago. The dollar increase, excluding foreign currency translation and acquisitions, was $1,227,000 and $2,562,000 for the quarter and first half of the year, as compared to the same periods a year ago. The increase in SG&A expense is driven primarily by higher associate costs in all segments and unfavorable foreign currency transactions in Europe and IPG partially offset by a reduction in bad debt expense and insurance costs.

North American/HME SG&A expense decreased $312,000, or 0.5%, for the quarter and increased $3,255,000, or 3.0%, in the first half of 2011 compared to the same periods a year ago. For the quarter, foreign currency translation increased SG&A expense by $278,000 or 0.5% while acquisitions increased SG&A expense by $1,551,000 or 2.7%. For the first half of 2011, foreign currency translation increased SG&A expense by $476,000 or 0.4% while acquisitions increased SG&A by $3,648,000 or 3.4%. The decrease in SG&A expense is primarily attributable to reduced bad debt and insurance costs partially offset by increased associate costs.

Invacare Supply Group SG&A expense increased $536,000, or 7.7%, for the quarter and $1,155,000, or 8.6%, in the first half of 2011 compared to the same periods a year ago, with the year to date increase primarily due to higher distribution and associate costs.

Institutional Products Group SG&A expense increased $530,000, or 12.6%, for the quarter and increased $369,000, or 4.0%, in the first half of 2011 compared to the same periods a year ago. Foreign currency translation increased SG&A expense by $28,000 or 0.7% for the quarter and $85,000 or 0.9% for the first half of the year. Excluding the impact of foreign currency translation, SG&A expense increased 11.9% for the quarter and increased 3.1% for the first half of 2011, respectively, as compared to the same periods last year. The year to date increase is primarily attributable to increased associate costs.

European SG&A expense increased $5,590,000, or 19.1%, for the quarter and $4,600,000, or 7.5%, for the first half of 2011 compared to the same periods a year ago. For the quarter, foreign currency translation increased SG&A by $3,668,000, or 12.5%. For the first half of 2011, foreign currency translation increased SG&A expense by $3,354,000, or 5.4%, respectively. Excluding the impact of foreign currency translation, SG&A expense increased by 6.6% and 2.0% for the quarter and first half of the year, respectively, as compared to the same periods a year ago. The year to date increase is primarily attributable to increased associate costs and unfavorable foreign currency transactions.

Asia/Pacific SG&A expense increased $1,654,000, or 24.1%, for the quarter and $2,618,000, or 19.4%, in the first half of the year compared to the same periods a year ago. For the quarter, foreign currency translation increased SG&A expense by $1,244,000, or 18.1%. For the first half of 2011, foreign currency translation increased SG&A by $1,872,000, or 13.9%. Excluding the impact of foreign currency translation, SG&A expense increased 6.0% and 5.5% for the quarter and first half of 2011, respectively as compared to last year due primarily due to increased expense related to associate costs.

LOSS ON DEBT EXTINGUISHMENT INCLUDING DEBT FINANCE CHARGES AND ASSOCIATED FEES

During the three and six months ended June 30, 2011, the Company repurchased and retired $32,300,000 and $45,814,000 principal amount, respectively, of its 4.125% Convertible Senior Subordinated Debentures due 2027 compared to the three and six months ended June 30, 2010 in which the Company repurchased and retired $59,131,000 and $74,903,000 principal amount, respectively, of debt comprised of $31,131,000 and $45,903,000 principal amount, respectively, related to its 4.125% Convertible Senior Subordinated Debentures due 2027 and $28,000,000 and $29,000,000 principal amount, respectively, related to its 9 3/4% Senior Notes due 2015, respectively. The Company retired the debt at a premium above par. In accordance with Convertible Debt, ASC 470-20, the Company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt. For the three and six months ended June 30, 2011, the Company recorded expense of $11,885,000 and $16,736,000, respectively, related to the loss on the debt extinguishment including the write-off of $792,000 and $1,128,000, respectively, of pre-tax deferred financing fees, which were previously capitalized. For the three and six months ended June 30, 2010, the Company recorded expense of $14,048,000 and $18,434,000, respectively, related to the loss on the debt extinguishment including the write-off of $1,471,000 and $1,885,000, respectively, of pre-tax deferred financing fees, which were previously capitalized.

CHARGES RELATED TO RESTRUCTURING ACTIVITIES

During the quarter ended June 30, 2011, the Company announced that it intends to close a European assembly facility as part of the Company’s ongoing globalization initiative to reduce complexity within the Company’s global supply chain footprint. The Company plans to transfer the assembly activities to other Company facilities or outsource them to third parties. To date, the Company has recorded restructuring charges of $431,000 for severance related to the European segment, which are expected to be utilized during the next twelve months. The Company will have additional charges related to the closing of the facility, as it is not expected to be complete until the first quarter of 2012.

INTEREST

Interest expense decreased $3,537,000 and $7,318,000 for the second quarter and first half of 2011, respectively, compared to the same periods last year due to lower debt levels. Interest income for the second quarter and first half of 2011 increased $116,000 and $236,000, respectively, compared to the same periods last year, which was primarily the result of higher financing charges.

INCOME TAXES

The Company had an effective tax rate of (29.1)% and 0.8% on earnings before tax for the three and six month periods ended June 30, 2011 compared to an expected rate at the US statutory rate of 35%. The Company’s effective tax rate for the three and six months ended June 30, 2011 was lower than the U.S. federal statutory rate, principally due to foreign taxes recognized at rates below the U.S. statutory rate including a second quarter $5,100,000 ($0.16 per share) tax benefit as a result of a tax settlement in Germany as the German government agreed to follow a European Court of Justice case and a German Tax Court case that impacted an open tax return year. The net impact of tax benefit from countries with valuation allowances on the Company’s effective tax rate was minimal for the first half of 2011. The Company had an effective tax rate of 125.3% and 67.7% on earnings before tax for the three and six month periods ended June 30, 2010, respectively, compared to an expected rate at the U.S. statutory rate of 35%. The Company’s effective tax rate for the three and six month periods ended June 30, 2010 was higher than the U.S. federal statutory rate as a result of the significant negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances. The Company continued to be in a loss position in the U.S. principally as a result of recording pre-tax expenses of $11,855,000 and $16,736,000 for the three and six months ended June 30, 2011, respectively, related to the extinguishment of convertible debt at a premium.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Consolidated Financial Statements included in this report) and working capital management. The Company maintains various bank lines of credit to finance its worldwide operations.

The Company’s total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, decreased by $5,765,000 from $271,201,000 as of December 31, 2010 to $265,436,000 as of June 30, 2011, primarily as a result of the generation of cash flow and utilization of cash to pay down debt. The Company’s balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $9,708,000 and $25,137,000 as of June 30, 2011 and December 31, 2010, respectively. The debt discount decreased $10,531,000 and $15,429,000 during the quarter and first half of 2011, primarily as a result of the extinguishment of convertible debt. The Company’s cash and cash equivalents were $38,162,000 at June 30, 2011, down from $48,462,000 at the end of the year. At June 30, 2011, the Company had outstanding $224,458,000 on its revolving line of credit compared to $184,932,000 as of December 31, 2010.

The Company’s senior secured revolving credit agreement (the “Credit Agreement”) provides for a $400 million senior secured revolving credit facility maturing in October 2015. Pursuant to the terms of the Credit Agreement, the Company may from time to time borrow, repay and re-borrow up to an aggregate outstanding amount at any one time of $400 million, subject to customary conditions. The Credit Agreement also provides for the issuance of swing line loans and Borrowings under the Credit Agreement bear interest, at the Company’s election, at (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a margin; or (ii) a Base Rate Option plus a margin. As a result of the amendment to the agreement entered into effective April 5, 2011, the applicable margin is 1.75% per annum for LIBOR loans and 0.75% for the Base Rate Option loans based on the Company’s leverage ratio. In addition to interest, the Company is required to pay commitment fees on the unused portion of the Credit Agreement. The commitment fee rate is 0.30% per annum. Like the interest rate spreads, the commitment fee is subject to adjustment based on the Company’s leverage ratio. The obligations of the borrowers under the Credit Agreement are secured by substantially all of the Company’s U.S. assets and are guaranteed by substantially all of the Company’s material domestic and foreign subsidiaries.

The Company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. In the first six months of 2011, the Company repurchased and extinguished $45,814,000 principal amount of its Convertible Senior Subordinated Debentures.

The Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that require the Company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement) of no greater than 3.50 to 1, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement) of no less than 3.50 to 1. As of June 30, 2011, the Company’s leverage ratio was 1.84 and the Company’s interest coverage ratio was 13.84 and the Company was in compliance with all covenant requirements. Under the most restrictive covenant of the Company’s borrowing arrangements as of June 30, 2011, the Company had the capacity to borrow up to an additional $175,542,000.

While there is general concern about the potential for rising interest rates, the Company believes that its exposure to interest rate fluctuations is manageable given that portions of the Company’s debt are at fixed rates for extended periods of time, the Company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the Company’s free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. During the first six months of 2011, the Company entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $18,000,000 through June 2013, $20,000,000 and $25,000,000 through May 2013 and $15,000,000 through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 1.08%, 0.73% and 1.05%, respectively, for effective aggregate rates of 2.375%, 2.83%, 2.48% and 2.80%, respectively.

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

CAPITAL EXPENDITURES

The Company had no individually material capital expenditure commitments outstanding as of June 30, 2011. The Company estimates that capital investments for 2011 could approximate $25,000,000 as compared to $17,353,000 in 2010. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $36,996,000 for the first half of 2011 compared to $54,080,000 in the first half of 2010. Operating cash flows for the first half of 2011 were lower compared to the same period a year ago as a result of the collection of a $7,800,000 tax receivable in the first quarter of 2010. The current year operating cash flows benefited from improved earnings partially offset by increased accounts receivable and inventory and a reduction in accrued expenses as a result of bonus and tax payments.

Cash used for investing activities was $11,154,000 for the first half of 2011 compared to $21,244,000 used in the first half of 2010. The decrease in cash used for investing activities was primarily due to a $13,725,000 acquisition focused on rental of products to skilled nursing and long-term care providers in 2010 partially offset by greater purchases of property, plant and equipment in the first half of 2011 compared to the first half of 2010.

Cash used by financing activities was $38,151,000 for the first half of 2011 compared to cash used of $34,541,000 in the first half of 2010 and reflects the Company’s utilization of cash, including cash generated from operations during the year, as well as utilization of its revolving line of credit during the year principally to retire $45,814,000 principal amount of higher interest convertible senior subordinated debentures. The Company also acquired 540,900 common shares for treasury at an aggregate purchase price of $16,213,000 in the first half of 2011.

During the first half of 2011, the Company generated free cash flow of $26,929,000 compared to free cash flow of $45,971,000 in the first half of 2010. The slight decrease was primarily attributable to the same items as noted above which impacted operating cash flows. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including, for example, acquisitions). However, it should be noted that the Company’s definition of free cash flow may not be comparable to similar measures disclosed by other companies because not all companies calculate free cash flow in the same manner.

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$36,996	$54,080
Less: Purchases of property and equipment - net	(10,067)	(8,109)

Free Cash Flow	$26,929	$45,971

DIVIDEND POLICY

On May 19, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of July 5, 2011, which was paid on July 15, 2011. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Accounting for Stock-Based Compensation

The Company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The Company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted since 2005 and the Company continues to use a Black-Scholes valuation model. As of June 30, 2011, there was $12,380,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Plan, which is related to non-vested options and shares, and includes $3,920,000 related to restricted stock awards. The Company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05 or the ASU). ASU 2011-05 requires comprehensive income to be reported in either a single statement of in two consecutive statements reporting net income and other comprehensive income (OCI). The ASU does not change what is required to be reported in OCI or the requirement to disclose reclassifications of items from OCI to net income. The Company is analyzing the impact of ASU 2011-05, which is required to be adopted for the Company’s first quarter 2012 Form 10-Q. The Company does not believe ASU 2011-05 will have a material impact on the Company’s financial position, results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on June 30, 2011 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,465,000. Additionally, the Company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company’s financial condition or results of operations.

The Company’s Credit Agreement provides for a $400,000,000 senior secured revolving credit facility maturing in October 2015 at variable rates. As of June 30, 2011, the Company had outstanding $31,387,000 in principal amount of 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $9,708,000 is included in equity. Accordingly, while the Company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the Company does not currently need to re-finance any of its debt. However, the Company’s Credit Agreement contains covenants with respect to, among other items, consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage, as defined in the agreement. The Company is in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the Company would have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

During the first six months of 2011, the Company entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $18,000,000 through June 2013, $20,000,000 and $25,000,000 through May 2013 and $15,000,000 through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 1.08%, 0.73% and 1.05%, respectively, for effective aggregate rates of 2.375%, 2.83%, 2.48% and 2.80%, respectively.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could”, “plan,” “intend,” “expect,” “continue,” “forecast,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: adverse changes in government and other third-party payor reimbursement levels and practices (such as, for example, the Medicare bidding program covering nine metropolitan areas beginning in 2011 and an additional 91 metropolitan areas beginning in 2013), impacts of the U.S. health care reform legislation that was recently enacted (such as, for example, the excise tax beginning in 2013 on certain medical devices, together with further regulations to be promulgated by the U.S. Secretary of Treasury, if adopted); legal actions, regulatory proceedings or governmental investigations (including, for example, compliance costs or other adverse effects of enforcement actions which could arise from the current, ongoing FDA investigations); product liability claims; extensive government regulation of the Company’s products; failure to comply with regulatory requirements or receive regulatory clearance or approval for the Company’s products or operations in the United States or abroad; the uncertain impact on the Company’s providers, on the Company’s suppliers and on the demand for the Company’s products resulting from the current global economic conditions and general volatility in the credit and stock markets; loss of key health care providers; exchange rate and tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; consolidation of health care providers and the Company’s competitors; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; potential product recalls; natural disasters that lead to supply chain disruptions beyond the Company’s control; possible adverse effects of being leveraged, which could impact the Company’s ability to raise capital, limit its ability to react to changes in the economy or the health care industry or expose the Company to interest rate or event of default risks; increased freight costs; inadequate patents or other intellectual property protection; incorrect assumptions concerning demographic trends that impact the market for the Company’s products; unanticipated changes in the Company’s product sales mix; decreased availability or increased costs of materials which could increase the Company’s costs of producing or acquiring the Company’s products, including possible increases in commodity costs; the loss of the services of or inability to attract and maintain the Company’s key management and personnel; inability to acquire strategic acquisition candidates because of limited financing alternatives; increased security concerns and potential business interruption risks associated with political and/or social unrest in foreign countries where the Company’s facilities or assets are located; provisions of Ohio law or in the Company’s debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in Invacare’s reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.

As of June 30, 2011, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2011, in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company continues to work on the improvements and corrective actions that it is making in response to regulatory compliance concerns raised by the FDA, including as a result of the FDA warning letter that was previously disclosed by the Company. The Company is in the process of adding resources to its regulatory affairs and corporate compliance departments and is engaging outside experts to accelerate implementation of various corrective actions. At the time of this filing, the matter remains pending and the Company continues to view its regulatory compliance actions as a high priority.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table presents information with respect to repurchases of common shares made by the Company during the three months ended June 30, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
4/1/2011-4/30/11	0	$0.00	0	665,400
5/1/2011-5/31/11	8,833	32.30	8,200	657,200
6/1/2011-6/30/11	40,200	32.43	40,200	617,000

Total	49,033	$32.41	48,400	617,000

(1)

Includes 633 shares repurchased between May 1, 2011 and May 31, 2011 that were surrendered to the Company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the company’s 2003 Performance Plan.

(2)

On August 17, 2001, the Board of Directors authorized the Company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the Company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010. As of June 30, 2011, the Company has purchased 1,383,000 shares with authorization remaining to purchase 617,000 more shares. The Company purchased 540,900 shares pursuant to this Board authorized program during the first six months of 2011.

During the first half of 2011, the Company purchased a total of $45,814,000 in principal amount of its outstanding 4.125% Convertible Senior Subordinated Debentures due 2027 in open market transactions for an aggregate purchase price of approximately $63,798,000, plus accrued and unpaid interest. The Company may continue from time to time seek to retire or purchase the Company’s outstanding 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise.

Item 6.	Exhibits.

Exhibit No.
10.1	Form of Indemnity Agreement entered into by and between the Company and its directors and certain of its executive officers and schedule of all such agreements with directors and executive officers.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	The following materials from Invacare Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.**

**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVACARE CORPORATION

Date: August 8, 2011	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)