Form 10-Q
period 2011-09-30
INVACARE CORP
filed 2011-11-08
CIK 742112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2011, the registrant had 30,764,596 Common Shares and 1,084,747 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2011	December 31, 2010
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,280	$48,462
Trade receivables, net	256,503	252,004
Installment receivables, net	5,988	3,959
Inventories, net	201,857	174,375
Deferred income taxes	9,323	5,778
Other current assets	41,303	41,581

TOTAL CURRENT ASSETS	556,254	526,159
OTHER ASSETS	43,957	45,484
OTHER INTANGIBLES	89,440	70,911
PROPERTY AND EQUIPMENT, NET	134,716	130,763
GOODWILL	571,551	507,083

TOTAL ASSETS	$1,395,918	$1,280,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$153,747	$143,753
Accrued expenses	141,999	130,079
Accrued income taxes	1,113	8,502
Short-term debt and current maturities of long-term obligations	939	7,974

TOTAL CURRENT LIABILITIES	297,798	290,308
LONG-TERM DEBT	294,790	238,090
OTHER LONG-TERM OBLIGATIONS	108,010	99,591
SHAREHOLDERS’ EQUITY
Preferred shares	0	0
Common shares	8,470	8,401
Class B common shares	272	272
Additional paid-in-capital	219,738	231,685
Retained earnings	399,725	370,001
Accumulated other comprehensive earnings	159,273	112,631
Treasury shares	(92,158)	(70,579)

TOTAL SHAREHOLDERS’ EQUITY	695,320	652,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,395,918	$1,280,400

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings—(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)	2011	2010	2011	2010
Net sales	$456,519	$437,476	$1,351,429	$1,270,544
Cost of products sold	325,442	305,909	962,428	894,774

Gross profit	131,077	131,567	389,001	375,770
Selling, general and administrative expense	104,135	101,946	322,329	308,143
Loss on debt extinguishment including debt finance charges and associated fees	7,462	3,711	24,198	22,145
Charge related to restructuring activities	1,311	0	1,742	0
Interest expense	1,644	5,172	6,488	17,334
Interest income	(625)	(185)	(1,171)	(495)

Earnings before income taxes	17,150	20,923	35,415	28,643
Income taxes	4,350	5,325	4,500	10,550

NET EARNINGS	$12,800	$15,598	$30,915	$18,093

DIVIDENDS DECLARED PER COMMON SHARE	.0125	.0125	.0375	.0375

Net earnings per share – basic	$0.40	$0.48	$0.97	$0.56

Weighted average shares outstanding – basic	31,873	32,431	31,999	32,389

Net earnings per share – assuming dilution	$0.40	$0.48	$0.95	$0.56

Weighted average shares outstanding – assuming dilution	32,191	32,524	32,711	32,529

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows—(unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
OPERATING ACTIVITIES
Net earnings	$30,915	$18,093
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of convertible debt discount	1,487	2,487
Loss on debt extinguishment including debt finance charges and associated fees	24,198	22,145
Depreciation and amortization	27,555	27,212
Provision for losses on trade and installment receivables	8,966	12,472
Provision for other deferred liabilities	1,663	2,106
Provision (benefit) for deferred income taxes	(365)	(214)
Provision for stock-based compensation	4,984	5,293
Gain (loss) on disposals of property and equipment	152	20
Changes in operating assets and liabilities:
Trade receivables	(3,749)	(7,221)
Installment sales contracts, net	(3,161)	(1,730)
Inventories	(21,859)	(17,344)
Other current assets	(2,796)	1,799
Accounts payable	5,189	7,591
Accrued expenses	(8,867)	(387)
Other deferred liabilities	2,276	2,158

NET CASH PROVIDED BY OPERATING ACTIVITIES	66,588	74,480
INVESTING ACTIVITIES
Purchases of property and equipment	(15,593)	(11,325)
Proceeds from sale of property and equipment	46	26
Other long term assets	(1,018)	1,058
Business acquisitions, net of cash acquired	(41,465)	(13,725)
Other	0	(629)

NET CASH USED FOR INVESTING ACTIVITIES	(58,030)	(24,595)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term borrowings	362,958	341,602
Payments on revolving lines of credit and long-term debt and capital lease obligations	(336,950)	(373,583)
Proceeds from exercise of stock options	4,126	1,137
Payment of financing costs	(24,116)	(20,052)
Payment of dividends	(1,191)	(1,212)
Purchase of treasury stock	(21,551)	0

NET CASH USED BY FINANCING ACTIVITIES	(16,724)	(52,108)
Effect of exchange rate changes on cash	984	(3,189)

Decrease in cash and cash equivalents	(7,182)	(5,412)
Cash and cash equivalents at beginning of period	48,462	37,501

Cash and cash equivalents at end of period	$41,280	$32,089

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated

Financial Statements

(Unaudited)

September 30, 2011

Nature of Operations—Invacare Corporation is the world’s leading manufacturer and distributor in the estimated $11.0 billion worldwide market for medical equipment and supplies used in the home based upon the Company’s distribution channels, breadth of product line and net sales. The Company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care, retail and extended care markets.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2011, the results of its operations for the three and nine months ended September 30, 2011 and changes in its cash flow for the nine months ended September 30, 2011 and 2010, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using an August 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the Company’s financial statements. All significant intercompany transactions are eliminated. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates—The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Accounting for Stock-Based Compensation—The Company accounts for share-based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The Company has not made any modifications to the terms of any previously granted options and no significant changes have been made regarding the valuation methodologies used to determine the fair value of options granted and the Company continues to use a Black-Scholes valuation model.

The substantial majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods.

The amounts of stock-based compensation expense recognized were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense recognized as part of selling, general and administrative expense	$2,106	$2,453	$4,984	$5,293

The amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan (the “2003 Plan”). Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the Company’s Business Segment Note to the Consolidated Financial Statements.

Receivables—Accounts receivable and installment receivables are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to providers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts for both trade accounts receivable and installment receivables ($31,274,000 and $30,168,000 at September 30, 2011 and December 31, 2010, respectively) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the third party financing arrangement with De Lage Landen, Inc. (DLL), a third party financing company which the Company has worked with since 2000, management monitors the collection status of these contracts in accordance with the Company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The Company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

The Company’s U.S. customers electing to finance their purchases can do so using DLL. In addition, Invacare often provides financing directly for its Canadian customers for which DLL is not an option, as DLL typically provides financing to Canadian customers only on a limited basis. The installment receivables recorded on the books of the Company represent a single portfolio segment of finance receivables to the independent provider channel. The portfolio segment is comprised of two classes of receivables distinguished by geography and credit quality. The U.S. installment receivables are the first class and represent installment receivables re-purchased from DLL because the customers were in default. Default with DLL is defined as a customer being delinquent by three payments. The Canadian installment receivables represent the second class of installment receivables which were financed by Invacare because third party financing was not available to the HME providers. The Canadian installment receivables are typically financed for twelve months and historically have had a very low risk of default.

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

Interest income is recognized on installment receivables based on the terms of the installment agreements. Installment accounts are monitored and if a customer defaults on payments and is moved to collection, interest income is no longer recognized. Subsequent payments received once an account is put on non-accrual status are generally first applied to the principal balance and then to the interest. Accruing of interest on collection accounts does not occur and accruing of interest would only be restarted if the account became current again. All installment accounts are accounted for using the same methodology regardless of the duration of the installment agreements. When an account is placed in collection status, the Company initiates a legal process of adjudication of the delinquency, the duration of which is typically approximately 18 months. Any write-offs of uncollectible amounts are made after the legal process has been completed. The Company has not made any changes to either its accounting policies or methodology to estimate allowances for doubtful accounts in the last twelve months.

Installment receivables consist of the following (in thousands):

	September 30, 2011			December 31, 2010
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$7,913	$4,262	$12,175	$5,777	$4,854	$10,631
Less: Unearned interest	(188)	0	(188)	(118)	0	(118)

	7,725	4,262	11,987	5,659	4,854	10,513
Allowance for doubtful accounts	(1,737)	(3,016)	(4,753)	(1,700)	(3,141)	(4,841)

	$5,988	$1,246	$7,234	$3,959	$1,713	$5,672

Installment receivables purchased from DLL during the nine months ended September 30, 2011 increased the gross installment receivables balance by $3,288,000. No sales of installment receivables were made by the Company during the year.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Beginning Balance	$4,841	$6,080
Current period provision	1,322	4,022
Direct write-offs charged against the allowance	(1,410)	(5,261)

Ending Balance	$4,753	$4,841

Installment receivables by class as of September 30, 2011 consist of the following (in thousands):

U.S.	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Impaired Installment receivables with a related allowance recorded	$7,002	$7,002	$4,709	$0
Canada
Non-Impaired Installment receivables with no related allowance recorded	5,121	4,933	0	162
Impaired Installment receivables with a related allowance recorded	52	52	44	0

Total Canadian Installment Receivables	$5,173	$4,985	$44	$162
Total
Non-Impaired Installment receivables with no related allowance recorded	5,121	4,933	0	162
Impaired Installment receivables with a related allowance recorded	7,054	7,054	4,753	0

Total Installment Receivables	$12,175	$11,987	$4,753	$162

Installment receivables by class as of December 31, 2010 consist of the following (in thousands):

U.S.	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
Impaired Installment receivables with a related allowance recorded	$7,153	$7,153	$4,822	$0
Canada
Non-Impaired Installment receivables with no related allowance recorded	3,222	3,104	0	109
Impaired Installment receivables with a related allowance recorded	256	256	19	0

Total Canadian Installment Receivables	$3,478	$3,360	$19	$109
Total
Non-Impaired Installment receivables with no related allowance recorded	3,222	3,104	0	109
Impaired Installment receivables with a related allowance recorded	7,409	7,409	4,841	0

Total Installment Receivables	$10,631	$10,513	$4,841	$109

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of September 30, 2011 and December 31, 2010, the Company had no U.S. installment receivables past due of 90 days or more for which the Company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the Company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. However, while the full balance may be deemed to be impaired, the Company does historically collect a large percentage of the principal of its U.S. installment receivables.

The Company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of September 30, 2011 and December 31, 2010, respectively, for which the Company is still accruing interest.

The aging of the Company’s installment receivables was as follows (in thousands):

	September 30, 2011			December 31, 2010
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$5,028	$0	$5,028	$3,097	$0	$3,097
0-30 Days Past Due	61	0	61	89	0	89
31-60 Days Past Due	28	0	28	31	0	31
61-90 Days Past Due	4	0	4	5	0	5
90+ Days Past Due	7,054	7,002	52	7,409	7,153	256

	$12,175	$7,002	$5,173	$10,631	$7,153	$3,478

Inventories—Inventories determined under the first in, first out method consist of the following components (in thousands):

	September 30, 2011	December 31, 2010
Finished goods	$122,942	$101,243
Raw Materials	66,299	59,921
Work in Process	12,616	13,211

	$201,857	$174,375

Property and Equipment—Property and equipment consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Machinery and equipment	$354,321	$332,687
Land, buildings and improvements	98,065	91,956
Furniture and fixtures	27,968	27,775
Leasehold improvements	16,758	15,705

	497,112	468,123
Less allowance for depreciation	(362,396)	(337,360)

	$134,716	$130,763

Acquisitions—In September 2011, the Company completed the acquisition of Dynamic Medical Systems (DMS), a solutions-based service organization with a strong presence in the western United States, for $41,465,000, which was paid in cash. The acquisition gives the Company a national rental footprint, which strategically enhances the Company’s ability to service regional and national long-term care providers. DMS has a clinical solution selling approach for wound therapies, safe patient handling and other rental applications in institutional settings. Pursuant to the purchase agreement, the company agreed to pay contingent consideration of up to $8,000,000 if certain goals were met over the next 24 months, principally earnings projections, for which the company has recorded a liability amount of $7,300,000 based on the company’s estimate of the probable payout.

Goodwill and Other Intangibles—The change in goodwill reflected on the balance sheet from December 31, 2010 to September 30, 2011 was the result of foreign currency translation and an increase of $23,600,000 as the result of the acquisition described above in the third quarter of 2011 included in the Institutional Products Group segment for which the entire amount is deductible for tax purposes.

All of the Company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $33,446,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2010 to September 30, 2011 were the result of foreign currency translation and amortization, except for $18,800,000 recorded for customer lists, $1,000,000 recorded for non-compete agreements (included in “Other” below) and $400,000 recorded for trademarks as the result of the acquisition described above made during the third quarter of 2011 which are included in the Institutional Products Group.

As of September 30, 2011 and December 31, 2010, other intangibles consisted of the following (in thousands):

	September 30, 2011		December 31, 2010
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$97,968	$49,166	$72,998	$40,071
Trademarks	33,446	0	31,246	0
License agreements	3,127	2,922	3,183	2,958
Developed technology	9,473	4,904	8,521	3,988
Patents	5,936	5,166	7,518	5,863
Other	7,446	5,798	6,092	5,767

	$157,396	$67,956	$129,558	$58,647

Amortization expense related to other intangibles was $6,649,000 in the first nine months of 2011 and is estimated to be $10,234,000 in 2012, $9,568,000 in 2013, $9,177,000 in 2014, $7,778,000 in 2015 and $5,950,000 in 2016. Definite lived intangibles are being amortized on a straight-line basis for periods from 3 to 20 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

Warranty Costs—Generally, the Company’s products are covered from the date of sale to the customer by warranties against defects in material and workmanship for various periods depending on the product. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The Company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the Company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the Company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. The year to date increase in the liability for pre-existing warranties, as shown below, is the result of product recalls during 2011.

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2011	$18,252
Warranties provided during the period	7,653
Settlements made during the period	(8,432)
Changes in liability for pre-existing warranties during the period, including expirations	2,113

Balance as of September 30, 2011	$19,586

Long-Term Debt—On May 9, 2008, Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) as codified in Debt with Conversion and Other Options, ASC 470-20, was issued to provide clarification of the accounting for convertible debt that can be settled in cash upon conversion. The FASB believed this clarification was needed because the accounting that was being applied for convertible debt prior to FSP APB 14-1 did not fully reflect the true economic impact on the issuer since the conversion option was not captured as a borrowing cost and its full dilutive effect was not included in earnings per share. ASC 470-20 required separate accounting for the liability and equity components of the convertible debt in a manner that would reflect Invacare’s nonconvertible debt borrowing rate. Accordingly, the Company initially split the total debt amount of $135,000,000 attributable to its 4.125% Convertible Senior Subordinated Debentures due 2027 into a convertible debt amount of $75,988,000 and a stockholders’ equity (debt discount) amount of $59,012,000 as of the retrospective adoption date of February 12, 2007 and is accreting the resulting debt discount as interest expense over a ten year life. The Consolidated Balance Sheet as of September 30, 2011 reflects a decrease in long-term debt of $4,132,000 and a deferred tax liability of $1,446,000 compared to comparable amounts of $25,137,000 and $8,798,000, respectively, as of December 31, 2010.

During the nine months ended September 30, 2011, the Company repurchased $63,259,000 ($42,254,000 reduction of debt and $21,005,000 reduction of equity) principal amount of its 4.125% Convertible Senior Subordinated Debentures due 2027. The Company retired the debt at a premium above par. In accordance with Convertible Debt, ASC 470-20, the Company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt. For the three and nine months ended September 30, 2011, the Company recorded pre-tax expense of $7,462,000 and $24,198,000, respectively, related to the loss on the debt extinguishment including the write-off of $424,000 and $1,552,000 of pre-tax of deferred financing fees, which were previously capitalized, for the three and nine months ended September 30, 2011.

At September 30, 2011, the Company had outstanding $276,368,000 on its revolving line of credit compared to $184,932,000 as of December 31, 2010. The increase in revolving line of credit debt outstanding is attributable to the reduction in convertible debt noted above, the purchase of shares for Treasury as well the acquisition of DMS in the third quarter of 2011. During the first nine months of 2011, the Company entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $18,000,000 and $22,000,000 through September 2013, $20,000,000 and $25,000,000 through May 2013 and $15,000,000 through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 0.46%, 1.08%, 0.73% and 1.05%, respectively, for effective aggregate rates of 2.375%, 2.21%, 2.83%, 2.48% and 2.80%, respectively.

Shareholders’ Equity Transactions—The 2003 Plan allows the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to grant up to 6,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock). The maximum aggregate number of Common Shares that may be granted during the term of the 2003 Plan pursuant to all awards, other than stock options, is 1,300,000 Common Shares. The Committee has the authority to determine which employees and directors will receive awards, the amount of the awards and the other terms and conditions of the awards. During the first nine months of 2011, the Committee granted non-qualified stock options to purchase 603,896 Common Shares with a term of ten years at the fair market value of the Company’s Common Shares on the date of grant under the 2003 Plan, which vest ratably in annual installments over the four years following the grant date.

Under the terms of the Company’s outstanding restricted stock awards, all of the shares granted vest ratably over the four years after the grant date. Compensation expense of $1,610,000 was recognized related to restricted stock awards in the first nine months of 2011 and, as of September 30, 2011, outstanding restricted stock awards totaling 338,199 shares were not yet vested.

As of September 30, 2011, there was $18,013,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Plan, which is related to non-vested options and shares, and includes $5,816,000 related to restricted stock awards. The Company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

Stock option activity during the nine months ended September 30, 2011 was as follows:

	2011	Weighted Average Exercise Price
Options outstanding at January 1	4,484,195	$29.60
Granted	603,896	24.65
Exercised	(178,119)	23.16
Canceled	(85,019)	26.84

Options outstanding at September 30	4,824,953	$29.21

Options price range at September 30	$10.70 to
	$47.80
Options exercisable at September 30	3,267,630
Options available for grant at September 30*	1,833,204

* Options available for grant as of September 30, 2011 reduced by net restricted stock award activity of 584,007.

The following table summarizes information about stock options outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 9/30/11	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 9/30/11	Weighted Average Exercise Price
$ 10.70—$15.00	19,630	1.0 years	$10.80	19,130	$10.70
$ 15.00—$25.00	1,888,963	7.7	$22.53	923,723	$22.12
$ 25.01—$35.00	1,554,269	5.9	$27.53	962,686	$28.74
$ 35.01—$47.80	1,362,091	2.5	$40.67	1,362,091	$40.67

Total	4,824,953	5.6	$29.21	3,267,630	$31.74

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

Pursuant to the Company’s Board of Directors authorized plan to purchase up to 2,500,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the Company’s performance plans, the Company purchased a total of 750,422 shares for an aggregate purchase price of $21,551,000 during the first nine months of 2011.

Comprehensive Earnings (loss)—Total comprehensive earnings (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings	$12,800	$15,598	$30,915	$18,093
Foreign currency translation gain (loss)	(11,723)	31,438	49,141	(79,449)
SERP/DBO amortization of prior service costs and unrecognized losses	(152)	29	(572)	337
Current period unrealized gain (loss) on cash flow hedges, net of tax	(757)	(1,056)	(1,927)	1,311

Total comprehensive earnings (loss)	$168	$46,009	$77,557	$(59,708)

Income Taxes—The Company had an effective tax rate of 25.4% and 12.7% on earnings before tax for the three and nine month periods ended September 30, 2011 compared to an expected rate at the US statutory rate of 35%. The Company’s effective tax rate for the three and nine months ended September 30, 2011 was lower than the U.S. federal statutory rate, principally due to foreign taxes recognized at rates below the U.S. statutory rate including a second quarter $5,100,000 ($0.16 per share) tax benefit as a result of a tax settlement in Germany as the German government agreed to follow a European Court of Justice case and a German Tax Court case that impacted an open tax return year. The Company also benefitted year to date from countries with valuation allowances included in the combined effective rate due to expected taxes. The Company had an effective tax rate of 25.4% and 36.8% on earnings before tax for the three and nine month periods ended September 30, 2010, respectively, compared to an expected rate at the U.S. statutory rate of 35%. The Company’s effective tax rate for the three months ended September 30, 2010 was lower than the U.S. federal statutory rate as a result of foreign earnings taxed at an effective rate lower than the US statutory rate, and a net profit for the quarter related to countries with tax valuation allowances. The Company’s effective tax rate for the nine month period ended September 30, 2010 was higher than the US statutory rate due to the negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, more than offsetting the benefit of foreign taxes at rates below the US statutory rate. The Company continued to be in a three-year cumulative loss position in the U.S. principally as a result of recording pre-tax expenses of $7,462,000 and $24,198,000 for the three and nine months ended September 30, 2011, respectively, related to the extinguishment of convertible debt at a premium. As a result of the loss position, the majority of the U.S. deferred tax assets continue to be subject to a valuation allowance.

Net Earnings Per Common Share—The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated (amounts in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Basic
Average common shares outstanding	31,873	32,431	31,999	32,389
Net earnings	$12,800	$15,598	$30,915	$18,093
Net earnings per common share	$0.40	$0.48	$0.97	$0.56
Diluted
Average common shares outstanding	31,873	32,431	31,999	32,389
Stock options and awards	251	93	382	99
Shares related to convertible debt	67	0	330	41

Average common shares assuming dilution	32,191	32,524	32,711	32,529
Net earnings	$12,800	$15,598	$30,915	$18,093
Net earnings per common share	$0.40	$0.48	$0.95	$0.56

At September 30, 2011, 2,760,783 and 2,510,535 shares were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2011, respectively, as they were anti-dilutive since the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the Company’s average stock prices of $27.18 and $29.79 for the three and nine months ended September 30, 2011, respectively. At September 30, 2010, 3,877,362 and 3,425,015 shares were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2010 as they were anti-dilutive since the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the Company’s stock prices of $23.28 and $24.99 for the three and nine months ended September 30, 2010, respectively.

The Company included the impact of 67,000 and 330,000 shares, for the three and nine months ended September 30, 2011, respectively, necessary to settle the conversion spread related to the Company’s 4.125% Senior Subordinated Convertible Debentures due 2027 compared to zero and 41,000 shares for the three and nine months ended September 30, 2010, respectively. This is attributable to the Company’s average stock price during the first three and nine months of both years being greater than the conversion price of $24.79, established under the indenture governing the convertible debentures. The dilutive impact of the convertible debt on diluted earnings per share is directly affected by changes in the Company’s stock price and thus increased dilution in the future is possible if the Company’s stock price increases.

Concentration of Credit Risk—The Company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers’ financial condition. Invacare has an agreement with DLL, a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The Company retains a recourse obligation to DLL, which was $10,866,000 at September 30, 2011, for events of default under the contracts, which total $69,310,000 at September 30, 2011. Guarantees, ASC 460, requires the Company to record a guarantee liability as it relates to the limited recourse obligation. As such, the Company has recorded a liability of $596,000 for this guarantee obligation within accrued expenses. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

Derivatives—Derivatives and Hedging, ASC 815, requires companies to recognize all derivative instruments in the consolidated balance sheet as either assets or liabilities at fair value. The accounting for changes in fair value of a derivative is dependent upon whether or not the derivative has been designated and qualifies for hedge accounting treatment and the type of hedging relationship. For derivatives designated and qualifying as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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

During the first nine months of 2011, the Company entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $18,000,000 and $22,000,000 through September 2013, $20,000,000 and $25,000,000 through May 2013 and $15,000,000 through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 0.46%, 1.08%, 0.73% and 1.05%, respectively, for effective aggregate rates of 2.375%, 2.21%, 2.83%, 2.48% and 2.80%, respectively. The realized gains and or losses on interest rate swaps are reflected in interest expense on the consolidated statement of earnings. The Company did not recognize any ineffectiveness during the three or nine months ended September 30, 2011 related to interest rates swap agreements. The Company was not a party to any interest rate swap agreements during 2010.

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

The Company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the Company generally limits it hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $50,813,000 and $139,418,000 matured during the three and nine months ended September 30, 2011, respectively, compared to forward contracts with a total notional amount in USD of $42,210,000 and $124,292,000 which matured during the three and nine months ended September 30, 2010, respectively.

Foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	September 30, 2011		December 31, 2010
	Notional Amount	Unrealized Gain (Loss)	Notional Amount	Unrealized Gain (Loss)
USD / AUD	$768	$(39)	$3,072	$(223)
USD / CAD	8,552	(1)	32,974	(14)
USD / CNY	4,062	74	0	0
USD / EUR	8,286	(538)	32,419	927
USD / GBP	1,053	(30)	4,212	86
USD / NZD	4,644	106	9,577	202
USD / SEK	2,604	9	10,395	95
USD / MXP	6,857	(417)	0	0
EUR / AUD	329	(8)	0	0
EUR / CHF	1,248	(148)	8,768	54
EUR / GBP	6,394	177	18,068	(577)
EUR / SEK	2,721	54	8,045	92
EUR / NOK	1,062	(22)	0	0
EUR / NZD	2,079	80	2,630	5
GBP / CHF	465	33	770	(3)
GBP / SEK	576	23	2,014	(43)
GBP / DKK	337	11	1,016	(27)
CHF / SEK	115	(13)	6,937	(3)
DKK / CHF	143	(17)	514	1
DKK / NOK	446	(10)	0	0
DKK / SEK	2,072	32	1,465	18
NOK / SEK	183	(5)	0	0

	$54,996	$(649)	$142,876	$590

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

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The Company utilizes foreign currency forward or option contracts that do not qualify for hedge accounting treatment in an attempt to manage the risk associated with the conversion of earnings in foreign currencies into U.S. Dollars. While these derivative instruments do not qualify for hedge accounting treatment in accordance with ASC 815, these derivatives do provide the Company with a means to manage the risk associated with currency translation. These instruments are recorded at fair value in the consolidated balance sheet and any gains or losses are recorded as part of earnings in the current period. An immaterial gain was recorded by the Company for the nine months ended September 30, 2011, related to these derivatives not qualifying for hedge accounting treatment, while no such derivatives existed for the three and nine months ended September 30, 2010.

The Company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815 although they could qualify for hedge accounting treatment. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the Company for the three or nine month periods ended September 30, 2011 and 2010, respectively, related to these forward contracts and the associated short-term intercompany trading receivables and payables.

Foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into and outstanding as of September 30, 2011 and 2010 were as follows (in thousands USD):

	September 30, 2011		September 30, 2010
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
CAD / USD	$0	$0	$10,414	$281
CHF / USD	915	2	0	0
CHF / GBP	0	0	0	0
NZD / USD	0	0	13,403	18
NOK / USD	6,252	(262)	1,327	35
SEK / USD	0	0	13,380	426
DKK / USD	0	0	4,233	161
DKK / NOK	74	(2)	0	0
EUR / GBP	0	0	839	(59)
EUR / SEK	9	0	72	(5)
EUR / CAD	26,500	37	0	0
EUR / USD	0	0	16,948	789
EUR / NOK	118	(3)	0	0

	$33,868	$(228)	$60,616	$1,646

The fair values of the Company’s derivative instruments were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	$900	$(1,549)	$2,518	$(1,928)
Interest rate swap contracts	0	(533)	0	0

Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward contracts	199	(427)	366	(1)

Total derivatives	$1,099	$(2,509)	$2,884	$(1,929)

The fair values of the Company’s foreign currency forward assets and liabilities and interest rate swaps are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

The effect of derivative instruments on the Statement of Earnings and Other Comprehensive Income (OCI) was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Quarter ended September 30, 2011:
Foreign currency forward contracts	$(354)	$(104)	$0
Interest rate swap contracts	(117)	0	0

	$(471)	$(104)	$0

Nine months ended September 30, 2011:
Foreign currency forward contracts	$(1,192)	$(47)	$3
Interest rate swap contracts	(533)	0	0

	$(1,725)	$(47)	$3

Quarter ended September 30, 2010:
Foreign currency forward contracts	$(2,429)	$1,065	$(29)

Nine months ended September 30, 2010:
Foreign currency forward contracts	$(1,091)	$1,844	$(68)

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives
Quarter ended September 30, 2011:
Foreign currency forward contracts	$(814)

Nine months ended September 30, 2011:
Foreign currency forward contracts	$(228)

Quarter ended September 30, 2010:
Foreign currency forward contracts	$1,901

Nine months ended September 30, 2010:
Foreign currency forward contracts	$1,389

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. For the three and nine months ended September 30, 2011, net sales were increased by $1,212,000 and $2,466,000, respectively, and cost of product sold was increased by $1,316,000 and $2,513,000 resulting in net realized losses of $104,000 and $47,000, respectively. For the three and nine months ended September 30, 2010, net sales were increased by $187,000 and $734,000, respectively, and cost of product sold was decreased by $878,000 and $1,110,000 resulting in net realized gains of $1,065,000 and $1,844,000, respectively. As the result of swap agreements outstanding in 2011, losses of $135,000 and $253,000 were recorded for the three and nine months ended September 30, 2011 which were recorded in interest expense. No swap agreements were outstanding in 2010.

Losses of $814,000 and $228,000 were recognized in selling, general and administrative (SG&A) expenses for the three and nine months ended September 30, 2011, respectively, compared to gains of $1,901,000 and $1,389,000 for the three and nine months ended September 30, 2010 on foreign currency forward contracts not designated as hedging instruments, which were substantially offset by foreign currency gains/losses also recorded in SG&A expenses on the intercompany trade payables for which the derivatives were entered into to offset. In addition, gains of $0 and $3,000 were recognized for the three and nine months ended September 30, 2011, respectively, compared to losses of $29,000 and $68,000 for the three and nine months ended September 30, 2010, respectively, related to derivatives no longer qualifying for hedge accounting treatment as the forecasted transactions hedged by those derivatives were no longer probable of occurring and as a result, the hedging relationship was ineffective.

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

The following table provides a summary of the Company’s assets and liabilities that are measured on a recurring basis (in thousands):

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
September 30, 2011
Foreign currency forward contracts-net	$(877)	$0	$(877)	$0
Interest rate swaps	(533)	0	(533)	0

December 31, 2010
Foreign currency forward contracts-net	$955	$0	$955	$0

Forward Contracts: The Company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany trade receivables/payables and loans as well as third party and intercompany sales or purchases. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are used to hedge various currencies. The Company does not use derivative financial instruments for speculative purposes. Fair values for the Company’s foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities.

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$41,280	$41,280	$48,462	$48,462
Other investments	1,578	1,578	1,588	1,588
Installment receivables, net	7,234	7,234	5,672	5,672
Long-term debt (including current maturities of long-term debt) *	(295,729)	(295,819)	(246,064)	(264,382)
Foreign currency forward contracts in other current assets	1,099	1,099	2,884	2,884
Interest rate swap agreements in accrued expenses	(533)	(533)	0	0
Foreign currency forward contracts in accrued expenses	(1,976)	(1,976)	(1,929)	(1,929)

*

The carrying amounts and fair values exclude convertible debt classified as equity in accordance with FSP APB 14-1 ($4,132,000 and $25,137,000 as of September 30, 2011 and December 31, 2010, respectively).

Business Segments - The Company operates in five primary business segments: North America/Home Medical Equipment (NA/HME), Invacare Supply Group (ISG), Institutional Products Group (IPG), Europe and Asia/Pacific. The NA/HME segment sells each of three primary product lines, which includes: standard, rehab and respiratory products. Invacare Supply Group sells distributed product and the Institutional Products Group sells or rents health care furnishings and accessory products. Europe and Asia/Pacific sell the same product lines as NA/HME and the Institutional Products Group. Each business segment sells to the home health care, retail and extended care markets.

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

During the quarter and as a result of an acquisition that expanded the Company’s North American rental operations, management re-evaluated its rental operations and determined that sales are more closely aligned with institutional customers and as a result, these operations are now included and evaluated as part of the Institutional Products Group. As a result of this change, IPG revenues for the quarter and nine months ended September 30, 2010 were increased by $3,496,000 and $5,489,000, respectively, with an offsetting decrease in revenues for the North America / HME segment. In addition, earnings before income taxes for the quarter and nine months ended September 30, 2010 were decreased by $21,000 and $275,000, respectively, with an offsetting increase in earnings before income taxes for the North America / HME segment. The information by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues from external customers
North America / HME	$188,428	$187,429	$564,996	$550,511
Invacare Supply Group	74,197	75,201	223,980	217,745
Institutional Products Group	28,048	23,273	89,579	70,244
Europe	142,107	128,613	405,354	369,446
Asia/Pacific	23,739	22,960	67,520	62,598

Consolidated	$456,519	$437,476	$1,351,429	$1,270,544

Intersegment Revenues
North America / HME	$21,699	$20,717	$64,766	$64,060
Invacare Supply Group	18	29	58	61
Institutional Products Group	1,450	1,335	4,765	4,332
Europe	2,635	2,036	7,267	7,369
Asia/Pacific	7,407	8,821	25,350	24,605

Consolidated	$33,209	$32,938	$102,206	$100,427

Restructuring charges before income taxes
North America / HME	$406	$0	$406	$0
Invacare Supply Group	59	0	59	0
Europe	846	0	1,277	0

Consolidated	$1,311	$0	$1,742	$0

Earnings (loss) before income taxes
North America / HME	$11,454	$15,112	$38,332	$37,392
Invacare Supply Group	2,302	2,249	4,986	4,448
Institutional Products Group	3,865	1,843	11,448	6,727
Europe	11,379	12,769	25,819	26,596
Asia/Pacific	933	2,893	3,826	6,244
All Other *	(12,783)	(13,943)	(48,996)	(52,764)

Consolidated	$17,150	$20,923	$35,415	$28,643

*

“All Other” consists of un-allocated corporate selling, general and administrative costs, which do not meet the quantitative criteria for determining reportable segments. In addition, “All Other” loss before income taxes includes loss on debt extinguishment including finance charges and associated fees.

Charges Related to Restructuring Activities – During the quarter ended September 30, 2011, the Company continued to execute the closure of a European assembly facility and initiated the closure of an additional smaller facility in the U.S. as part of the Company’s ongoing globalization initiative to reduce complexity within the Company’s global supply chain footprint. The restructuring was necessitated by the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the Company as a result of outsourcing by competitors to lower cost locations. The Company intends to transfer assembly activities to other Company facilities or outsource them to third parties. To date, the Company has recorded restructuring charges of $1,742,000, principally for severance which are expected to be utilized during the next twelve months. The Company will have additional charges related to the closing of the European facility, as it is not expected to be complete until the first quarter of 2012. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates. A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Other	Total
Charges
North America / HME	$365	$40	$405
Europe	1,230	48	1,278
ISG	59	0	59

Consolidated	$1,654	$88	$1,742

Payments
North America / HME	$0	$0	$0
Europe	(1,230)	(48)	(1,278)
ISG	0	0	0

Consolidated	$(1,230)	$(48)	$(1,278)

Balance
North America / HME	$365	$40	$405
Europe	0	0	0
ISG	59	0	59

Consolidated	$424	$40	$464

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

As a medical device manufacturer, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documentation and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Violations of law, regulations, licensing or registration requirements can result in administrative, civil and criminal penalties and sanctions, including disqualification from the licensing or certification required for the sale of products or for the reimbursement therefore, in the U.S., Canada, Australia, New Zealand, relevant European countries and China, which could have a material adverse effect on the Company’s business. In the United States, the Food & Drug Administration (FDA) regulates virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing in the U.S. Any failure by the Company to comply with the regulatory requirements of the FDA or other applicable regulatory requirements may subject the Company to administrative or judicially imposed sanctions. These sanctions include warning letters, civil penalties, criminal penalties, injunctions, consent decrees, product seizures or detention, and total or partial suspensions of production.

As previously disclosed, Invacare received a warning letter from the FDA following its inspection in the fall of 2010 of the Company’s Sanford, Florida bed plant. The Company also has received inspectional observations (known as form FDA-483s) in connection with inspections in 2010 and 2011 of its corporate facility and a manufacturing facility in Elyria, Ohio, as well as the Sanford, Florida facility (collectively, the “Sites”). Over the past year, the Company has been actively making systemic improvements in its reporting processes and enhancing its documentation and tools for capturing, investigating and assessing product complaints and quality data. The Company also has engaged outside experts with proven quality systems and regulatory experience in the medical device industry in order to accelerate these improvements. The Company is working with the FDA to resolve the inspectional observations identified in the warning letter and in the FDA-483s for the Sites. If the FDA determines that the Company has not adequately addressed the inspectional observations or has not remained in compliance with the quality systems regulations, the FDA could pursue a range of enforcement actions, including issuing a corporate warning letter, seeking a consent decree, bringing an action for injunction or seizing or detaining the Company’s products.

Any of the above contingencies could have an adverse impact on the company’s financial condition or results of operations.

Supplemental Guarantor Information—Effective February 12, 2007, substantially all of the domestic subsidiaries (the “Guarantor Subsidiaries”) of the Company became guarantors of the indebtedness of Invacare Corporation under its 4.125% Senior Subordinated Debentures due 2027 (the “Convertible Notes”) with an initial aggregate principal amount of $135,000,000. The majority of the Company’s subsidiaries, which are primarily foreign subsidiaries of the Company, are not guaranteeing the repayment of the Convertible Notes (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest related to the Convertible Notes and each of the Guarantor Subsidiaries are directly or indirectly wholly-owned subsidiaries of the Company.

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

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands)	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended September 30, 2011
Net sales	$96,992	$191,595	$193,007	$(25,075)	$456,519
Cost of products sold	70,548	149,783	130,001	(24,890)	325,442

Gross Profit	26,444	41,812	63,006	(185)	131,077
Selling, general and administrative expenses	30,314	14,069	47,145	12,607	104,135
Loss on debt extinguishment including debt finance charges and associated fees	7,462	0	0	0	7,462
Charges related to restructuring activities	0	465	846	0	1,311
Income (loss) from equity investee	24,452	8,210	8	(32,670)	0
Interest expense—net	(180)	363	836	0	1,019

Earnings (loss) before Income Taxes	13,300	35,125	14,187	(45,462)	17,150
Income taxes	500	100	3,750	0	4,350

Net Earnings (loss)	$12,800	$35,025	$10,437	$(45,462)	$12,800

Three month period ended September 30, 2010
Net sales	$105,143	$180,297	$176,793	$(24,757)	$437,476
Cost of products sold	73,400	139,855	117,485	(24,831)	305,909

Gross Profit	31,743	40,442	59,308	74	131,567
Selling, general and administrative expenses	32,911	28,784	40,251	0	101,946
Loss on debt extinguishment including debt finance charges and associated fees	3,711	0	0	0	3,711
Income (loss) from equity investee	25,227	8,973	6	(34,206)	0
Interest expense—net	4,170	227	590	0	4,987

Earnings (loss) before Income Taxes	16,178	20,404	18,473	(34,132)	20,923
Income taxes	580	109	4,636	0	5,325

Net Earnings (loss)	$15,598	$20,295	$13,837	$(34,132)	$15,598

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

(in thousands)	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Nine month period ended September 30, 2011
Net sales	$286,969	$576,799	$562,331	$(74,670)	$1,351,429
Cost of products sold	208,162	449,838	378,691	(74,263)	962,428

Gross Profit	78,807	126,961	183,640	(407)	389,001
Selling, general and administrative expenses	99,464	44,186	141,955	36,724	322,329
Loss on debt extinguishment including debt finance charges and associated fees	24,198	0	0	0	24,198
Charges related to restructuring activities	0	465	1,277	0	1,742
Income (loss) from equity investee	78,902	26,271	1,065	(106,238)	0
Interest expense—net	1,532	1,144	2,641	0	5,317

Earnings (loss) before Income Taxes	32,515	107,437	38,832	(143,369)	35,415
Income taxes	1,600	300	2,600	0	4,500

Net Earnings (loss)	$30,915	$107,137	$36,232	$(143,369)	$30,915

Nine month period ended September 30, 2010
Net sales	$300,383	$535,735	$509,575	$(75,149)	$1,270,544
Cost of products sold	212,173	418,825	339,008	(75,232)	894,774

Gross Profit	88,210	116,910	170,567	83	375,770
Selling, general and administrative expenses	100,124	81,987	126,032	0	308,143
Loss on debt extinguishment including debt finance charges and associated fees	22,145	0	0	0	22,145
Income (loss) from equity investee	67,674	17,807	(377)	(85,104)	0
Interest expense—net	13,950	536	2,353	0	16,839

Earnings (loss) before Income Taxes	19,665	52,194	41,805	(85,021)	28,643
Income taxes	1,572	662	8,316	0	10,550

Net Earnings (loss)	$18,093	$51,532	$33,489	$(85,021)	$18,093

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) September 30, 2011	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$5,329	$2,601	$33,350	$0	$41,280
Trade receivables, net	87,000	71,657	97,846	0	256,503
Installment receivables, net	0	1,183	4,805	0	5,988
Inventories, net	47,677	44,175	111,690	(1,685)	201,857
Deferred income taxes	5,314	0	4,009	0	9,323
Other current assets	7,544	5,049	37,230	(8,520)	41,303

Total Current Assets	152,864	124,665	288,930	(10,205)	556,254
Investment in subsidiaries	1,615,511	574,717	0	(2,190,228)	0
Intercompany advances, net	78,154	813,831	203,972	(1,095,957)	0
Other Assets	41,599	1,111	1,247	0	43,957
Other Intangibles	985	27,439	61,016	0	89,440
Property and Equipment, net	46,397	16,731	71,588	0	134,716
Goodwill	5,023	57,982	508,546	0	571,551

Total Assets	$1,940,533	$1,616,476	$1,135,299	$(3,296,390)	$1,395,918

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$74,584	$16,680	$62,483	$0	$153,747
Accrued expenses	36,222	27,899	86,398	(8,520)	141,999
Accrued income taxes	734	0	379	0	1,113
Short-term debt and current maturities of long-term obligations	177	64	698	0	939

Total Current Liabilities	111,717	44,643	149,958	(8,520)	297,798
Long-Term Debt	283,892	249	10,649	0	294,790
Other Long-Term Obligations	51,123	2,111	54,776	0	108,010
Intercompany advances, net	798,481	200,488	96,990	(1,095,959)	0
Total Shareholders’ Equity	695,320	1,368,985	822,926	(2,191,911)	695,320

Total Liabilities and Shareholders’ Equity	$1,940,533	$1,616,476	$1,135,299	$(3,296,390)	$1,395,918

CONSOLIDATING CONDENSED BALANCE SHEETS

(in thousands) December 31, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$4,036	$2,476	$41,950	$0	$48,462
Trade receivables, net	95,673	68,504	87,827	0	252,004
Installment receivables, net	0	876	3,083	0	3,959
Inventories, net	72,499	39,299	63,873	(1,296)	174,375
Deferred income taxes	3,289	0	2,489	0	5,778
Other current assets	12,274	6,895	27,685	(5,273)	41,581

Total Current Assets	187,771	118,050	226,907	(6,569)	526,159
Investment in subsidiaries	1,489,732	594,690	0	(2,084,422)	0
Intercompany advances, net	77,990	745,991	226,421	(1,050,402)	0
Other Assets	42,782	1,881	821	0	45,484
Other Intangibles	1,241	8,590	61,080	0	70,911
Property and Equipment, net	46,791	12,093	71,879	0	130,763
Goodwill	5,023	34,388	467,672	0	507,083

Total Assets	$1,851,330	$1,515,683	$1,054,780	$(3,141,393)	$1,280,400

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73,468	$14,923	$55,362	$0	$143,753
Accrued expenses	39,090	20,690	75,572	(5,273)	130,079
Accrued income taxes	5,633	0	2,869	0	8,502
Short-term debt and current maturities of long-term obligations	7,149	83	742	0	7,974

Total Current Liabilities	125,340	35,696	134,545	(5,273)	290,308
Long-Term Debt	217,164	0	20,926	0	238,090
Other Long-Term Obligations	48,645	1,123	49,823	0	99,591
Intercompany advances, net	807,770	180,743	61,889	(1,050,402)	0
Total Shareholders’ Equity	652,411	1,298,121	787,597	(2,085,718)	652,411

Total Liabilities and Shareholders’ Equity	$1,851,330	$1,515,683	$1,054,780	$(3,141,393)	$1,280,400

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Nine month period ended September 30, 2011	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$12,235	$49,075	$42,002	$(36,724)	$66,588
Investing Activities
Purchases of property and equipment	(5,751)	(3,127)	(6,715)	0	(15,593)
Proceeds from sale of property and equipment	0	15	31	0	46
(Increase) decrease in other long-term assets	(1,021)	0	3	0	(1,018)
Business acquisitions, net of cash acquired	0	(41,465)	0	0	(41,465)
Other	(26)	(2)	28	0	0

Net Cash Used for Investing Activities	(6,798)	(44,579)	(6,653)	0	(58,030)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	362,958	0	0	0	362,958
Payments on revolving lines of credit and long-term debt and capital lease obligations	(324,370)	(4,371)	(8,209)	0	(336,950)
Proceeds from exercise of stock options	4,126	0	0	0	4,126
Payment of financing costs	(24,116)	0	0	0	(24,116)
Payment of dividends	(1,191)	0	(36,724)	36,724	(1,191)
Purchase of treasury stock	(21,551)	0	0	0	(21,551)

Net Cash Provided (Used) by Financing Activities	(4,144)	(4,371)	(44,933)	36,724	(16,724)
Effect of exchange rate changes on cash	0	0	984	0	984

Increase (decrease) in cash and cash equivalents	1,293	125	(8,600)	0	(7,182)
Cash and cash equivalents at beginning of period	4,036	2,476	41,950	0	48,462

Cash and cash equivalents at end of period	$5,329	$2,601	$33,350	$0	$41,280

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) Nine month period ended September 30, 2010	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided (Used) by Operating Activities	$58,306	$14,311	$1,863	$0	$74,480
Investing Activities
Purchases of property and equipment	(5,251)	(442)	(5,632)	0	(11,325)
Proceeds from sale of property and equipment		(2)	28	0	26
(Increase) decrease in other long-term assets	549	(11)	520	0	1,058
Business acquisitions, net of cash acquired		(13,725)	0	0	(13,725)
Other	316	(517)	(428)	0	(629)

Net Cash Used for Investing Activities	(4,386)	(14,697)	(5,512)	0	(24,595)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	337,225	0	4,377	0	341,602
Payments on revolving lines of credit and long-term debt and capital lease obligations	(373,583)	0	0	0	(373,583)
Proceeds from exercise of stock options	1,137	0	0	0	1,137
Payment of financing costs	(20,052)	0	0	0	(20,052)
Payment of dividends	(1,212)	0	0	0	(1,212)

Net Cash Provided (Used) by Financing Activities	(56,485)	0	4,377	0	(52,108)
Effect of exchange rate changes on cash	0	0	(3,189)	0	(3,189)

Increase (decrease) in cash and cash equivalents	(2,565)	(386)	(2,461)	0	(5,412)
Cash and cash equivalents at beginning of period	6,569	2,526	28,406	0	37,501

Cash and cash equivalents at end of period	$4,004	$2,140	$25,945	$0	$32,089

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s Current Report on Form 8-K as furnished to the Securities and Exchange Commission on October 27, 2011.

OUTLOOK

With difficult economic conditions around the world and ongoing uncertainty related to healthcare reform in the United States, the Company experienced unexpected weakness in organic net sales in the United States, Europe and Asia/Pacific in the third quarter. Customers are being cautious about their spending, opting to delay purchases, refurbish equipment and/or rent equipment when appropriate. In regards to National Competitive Bidding (NCB), which went into effect on January 1, 2011 in the United States, the Company has seen slowness in sales of the NCB products in the nine metropolitan statistical areas (MSA) consistent with the rest of the country. However, NCB comparisons are hard to measure, as the Company does not have zip code level visibility into customers’ sales, rental data or Medicare fulfillment data. The Company will remain judicious in its extension of credit to customers in or near these MSAs. In Europe, governments are closely monitoring their healthcare spending which is resulting in slowing market conditions.

In response to these challenges, the Company has action plans in place that are anticipated to improve organic net sales and expand gross margins. For example, at Medtrade in October, the home medical equipment industry’s largest tradeshow in the United States, the Company introduced several new product platforms that stem from its globalization program. These products are among the portfolio of new global platforms that are beginning to launch in the fourth quarter of 2011, but mainly throughout the first half of 2012. In addition, the Company is in the process of standardizing major sub-components that will be implemented globally. For example, the Company introduced the new Single Stage Drive (SSD) motor gearbox for power wheelchairs at Medtrade. This standardization of motor sub-components for the Company’s power wheelchair platforms around the globe reduces complexity from 96 unique pairings of motors to less than ten. This will significantly reduce cost and complexity in the Company’s supply chain.

In order to address margin pressures beyond introducing new products and standardizing sub-components, the Company is continuing to reduce complexity within its facilities around the globe. For example, the Company is on track with the two previously announced facility closures. When the closures are completed, annualized savings are expected to be approximately $3.5 million.

The Company completed the acquisition of Dynamic Medical Systems, which will geographically expand its current rental capabilities for long-term care providers. The Company expects this acquisition to be accretive within the first year.

In addition, the Company recently acquired the technology and assets of a negative pressure wound therapy system currently in development. This line of products will add to the Company’s current offering of wound therapy solutions available through Invacare’s rental services to long-term care providers. The Company anticipates this to be a long-term growth platform.

The Company continues to work with the Food & Drug Administration (FDA) regarding the improvements that it is making related to the regulatory compliance concerns raised by the FDA over the past year. The Company is actively making systemic improvements across its quality and regulatory systems.

Organic net sales growth, earnings and cash flow for 2011 are expected to be consistent with the guidance provided in the Company’s October 27, 2011 press release announcing third quarter 2011 results. The guidance should be read in conjunction with the information referenced herein under “Risk Factors.”

RESULTS OF OPERATIONS

NET SALES

Net sales for the quarter increased 4.4% to $456,519,000 versus $437,476,000 for the same period last year. Foreign currency translation increased net sales by 4.7 percentage points and an acquisition increased net sales by 0.5 of a percentage point. Organic net sales for the quarter decreased 0.8% over the same period last year caused by declines in Europe, Asia/Pacific and the Invacare Supply Group (ISG) segments. For the nine months ended September 30, 2011, net sales increased 6.4% to $1,351,429,000 versus $1,270,544,000 for the same period a year ago. Foreign currency translation increased net sales by 3.0 percentage points while acquisitions increased net sales by 0.5 of a percentage point. Organic sales increased 2.9% over the same period last year driven by increases in all business segments except Asia/Pacific. Business segment reporting was changed during the third quarter as a result of the Dynamic Medical Systems acquisition, which expanded the Company’s North American rental operations. Management re-evaluated its rental operations and determined that sales are most closely aligned with institutional customers and as a result, these operations are now included and evaluated as part of the Institutional Products Group (IPG).

North American/Home Medical Equipment (NA/HME)

NA/HME net sales increased 0.5% for the quarter to $188,428,000 as compared to $187,429,000 for the same period a year ago, driven by increases in respiratory products partially offset by declines in rehab products. Foreign currency translation increased net sales by 0.5 of a percentage point. Organic net sales were comparable to last year as increases in net sales of stationary and portable oxygen concentrators and therapeutic support systems were offset by declines in custom power wheelchairs, consumer power wheelchairs and patient aid products. For the nine months ended September 30, 2011, net sales increased 2.6% to $564,996,000 as compared to $550,511,000 for the same period last year. Organic sales increased 2.1% as foreign currency increased net sales by 0.5 of a percentage point in the first nine months of 2011.

Invacare Supply Group (ISG)

ISG net sales for the quarter decreased 1.3% to $74,197,000 compared to $75,201,000 for the same period last year. The net sales decline occurred in enteral nutrition and infusion products. For the first nine months of 2011, net sales increased 2.9% to $223,980,000 as compared to $217,745,000 for the same period last year.

Institutional Products Group (IPG)

IPG net sales for the third quarter increased by 20.5% to $28,048,000 compared to $23,273,000 for the third quarter last year. Foreign currency translation increased net sales by 0.4 of a percentage point and acquisitions increased net sales by 8.8 percentage points in the quarter. Organic net sales increased 11.3% driven primarily by strong net sales of dialysis chairs, respiratory and wheelchair products. For the first nine months of 2011, net sales increased 27.5% to $89,579,000 as compared to $70,244,000 for the same period a year ago. Organic sales increased 17.3% as foreign currency increased net sales by 0.6 of a percentage point and acquisitions increased net sales by 9.6 percentage points in the first nine months of 2011.

Europe

For the third quarter, European net sales increased 10.5% to $142,107,000 versus $128,613,000 for the third quarter last year. Foreign currency translation increased net sales by 12.9 percentage points. Organic net sales for the quarter decreased by 2.4%, primarily from declines in rehab products, including power wheelchairs and power add-on products. For the first nine months of 2011, European net sales increased 9.7% to $405,354,000 compared to $369,446,000 for the same period last year. Organic net sales increased 2.8% for the first nine months of the year as foreign currency translation increased net sales by 6.9 percentage points.

Asia/Pacific

Asia/Pacific net sales increased 3.4% for the quarter to $23,739,000 as compared to $22,960,000 for the same period a year ago. Foreign currency translation increased net sales by 13.5 percentage points. The organic net sales for the quarter decreased 10.1% in the Company’s Australian and New Zealand distribution businesses and the Company’s subsidiary which produces microprocessor controllers. For the first nine months of 2011, net sales increased 7.9% to $67,520,000 as compared to $62,598,000 for the same period a year ago. Organic net sales decreased 5.1% for the first nine months of the year as foreign currency translation increased net sales by approximately 13.0 percentage points.

GROSS PROFIT

Gross profit as a percentage of net sales for the three and nine-month periods ended September 30, 2011 was 28.7% and 28.8%, respectively, compared to 30.1% and 29.6%, respectively, in the same periods last year. The margin decline was related to sales mix favoring lower margin product lines and lower margin customers, pricing pressures primarily in the European segment, increased warranty expense and higher research and development expenses.

For the first nine months of the year, NA/HME gross margin as a percentage of net sales decreased by 2.4 of a percentage point compared to the same period last year primarily due to sales mix favoring lower margin product lines and customers, and increased warranty and freight costs. ISG gross margin as a percentage of net sales increased by 0.1 of a percentage point primarily the result of volume increases and cost reduction initiatives partially offset by sales mix favoring lower margin product lines. IPG gross margin as a percentage of net sales increased by 4.4 percentage points due primarily to volume increases and cost reduction initiatives. In Europe, gross margin as a percentage of net sales decreased by 0.3 of a percentage point primarily caused by unfavorable sales mix favoring lower margin product lines and lower margin customers and pricing pressures in patient aid products. Gross margin as a percentage of net sales in Asia/Pacific decreased by 1.5 percentage points, primarily as a result of volume declines and sales mix favoring lower margin product lines.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expense as a percentage of net sales for the three and nine months ended September 30, 2011 was 22.8% and 23.9%, respectively, compared to 23.3% and 24.3%, respectively, for each of the same periods a year ago. SG&A expense increased $2,189,000 and $14,186,000, or 2.1% and 4.6%, respectively, for the quarter and first nine months of the year, as compared to the same periods a year ago. Acquisitions increased these expenses by $1,142,000 in the quarter and $4,790,000 in the first nine months of the year, while foreign currency translation increased these expenses by $5,972,000 in the quarter and $11,760,000 in the first nine months of the year compared to the same periods a year ago. Excluding the impact of foreign currency translation and acquisitions, SG&A expense decreased 4.8% for the quarter and 0.8% for the first nine months of 2011 as compared to the same periods a year ago. The dollar decrease, excluding foreign currency translation and acquisitions, was $4,926,000 and $2,364,000 for the quarter and first nine months of the year, as compared to the same periods a year ago. The year to date decrease in SG&A expense is driven primarily by reduced bad debt and legal expenses, partially offset by increased associate costs and unfavorable foreign currency transactions.

North American/HME SG&A expense decreased $3,566,000, or 6.7%, for the quarter and $4,246,000, or 2.7%, in the first nine months of 2011 compared to the same periods a year ago. For the quarter, foreign currency translation increased SG&A expense by $292,000 or 0.5%. For the first nine months of 2011, foreign currency translation increased SG&A expense by $768,000 or 0.5%. The year to date decrease in SG&A expense is primarily attributable to reduced bad debt and legal expense.

Invacare Supply Group SG&A expense decreased $602,000, or 9.5%, for the quarter and increased $553,000, or 2.8%, in the first nine months of 2011 compared to the same periods a year ago, with the year to date increase primarily due to higher distribution and associate costs partially offset by reduced bad debt expense.

Institutional Products Group SG&A expense increased $429,000, or 6.2%, for the quarter and $4,735,000, or 26.5%, in the first nine months of 2011 compared to the same periods a year ago. Foreign currency translation decreased SG&A expense by $31,000 or 0.5% for the quarter and increased $54,000 or 0.3% for the first nine months of the year. Acquisitions increased SG&A expense by $1,142,000 or 16.6% for the quarter and $4,790,000 or 26.8% for the first nine months of the year. Excluding the impact of foreign currency translation and acquisitions, SG&A expense decreased 9.9% for the quarter and 0.6% for the first nine months of 2011, respectively, as compared to the same periods last year. The year to date decrease is primarily attributable to favorable foreign currency transactions.

European SG&A expense increased $4,278,000, or 14.9%, for the quarter and $8,878,000, or 9.8%, for the first nine months of 2011 compared to the same periods a year ago. For the quarter, foreign currency translation increased SG&A by $4,639,000, or 16.2%. For the first nine months of 2011, foreign currency translation increased SG&A expense by $7,993,000, or 8.8%, respectively. Excluding the impact of foreign currency translation, SG&A expense decreased by 1.3% and increased 1.0% for the quarter and first nine months of the year, respectively, as compared to the same periods a year ago. The year to date increase is primarily attributable to increased associate costs and unfavorable foreign currency transactions.

Asia/Pacific SG&A expense increased $1,649,000, or 25.2%, for the quarter and $4,266,000, or 21.3%, in the first nine months of the year compared to the same periods a year ago. For the quarter, foreign currency translation increased SG&A expense by $1,072,000, or 16.4%. For the first nine months of 2011, foreign currency translation increased SG&A by $2,945,000, or 14.7%. Excluding the impact of foreign currency translation, SG&A expense increased 8.8% and 6.6% for the quarter and first nine months of 2011, respectively as compared to last year due primarily to increased expense related to associate costs.

LOSS ON DEBT EXTINGUISHMENT INCLUDING DEBT FINANCE CHARGES AND ASSOCIATED FEES

During the three and nine months ended September 30, 2011, the Company repurchased and retired $17,445,000 and $63,259,000 principal amount, respectively, of its 4.125% Convertible Senior Subordinated Debentures due 2027 compared to the three and nine months ended September 30, 2010 in which the Company repurchased and retired $8,158,000 and $83,061,000 principal amount, respectively, of debt comprised of $8,158,000 and $54,061,000 principal amount, respectively, related to its 4.125% Convertible Senior Subordinated Debentures due 2027 and $0 and $29,000,000 principal amount, respectively, related to its 9 3/4% Senior Notes due 2015, respectively. The Company retired the debt at a premium above par. In accordance with Convertible Debt, ASC 470-20, the Company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt. For the three and nine months ended September 30, 2011, the Company recorded expense of $7,462,000 and $24,198,000, respectively, related to the loss on the debt extinguishment including the write-off of $424,000 and $1,552,000, respectively, of pre-tax deferred financing fees, which were previously capitalized. For the three and nine months ended September 30, 2010, the Company recorded expense of $3,711,000 and $22,145,000, respectively, related to the loss on the debt extinguishment including the write-off of $209,000 and $2,094,000, respectively, of pre-tax deferred financing fees, which were previously capitalized.

CHARGES RELATED TO RESTRUCTURING ACTIVITIES

During the quarter ended September 30, 2011, the Company continued to execute the closure of a European assembly facility and initiated the closure of an additional smaller facility in the U.S. as part of the Company’s ongoing globalization initiative to reduce complexity within the Company’s global supply chain footprint. The restructuring was necessitated by the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the Company as a result of outsourcing by competitors to lower cost locations. The Company intends to transfer assembly activities to other Company facilities or outsource them to third parties. To date, the Company has recorded restructuring charges of $1,742,000, principally for severance which are expected to be utilized during the next twelve months. The Company will have additional charges related to the closing of the European facility, as it is not expected to be complete until the first quarter of 2012.

INTEREST

Interest expense decreased $3,528,000 and $10,846,000 for the third quarter and first nine months of 2011, respectively, compared to the same periods last year due to lower debt levels. Interest income for the third quarter and first nine months of 2011 increased $440,000 and $676,000, respectively, compared to the same periods last year, which was primarily the result of higher financing charges.

INCOME TAXES

The Company had an effective tax rate of 25.4% and 12.7% on earnings before tax for the three and nine month periods ended September 30, 2011 compared to an expected rate at the US statutory rate of 35%. The Company’s effective tax rate for the three and nine months ended September 30, 2011 was lower than the U.S. federal statutory rate, principally due to foreign taxes recognized at rates below the U.S. statutory rate including a second quarter $5,100,000 ($0.16 per share) tax benefit as a result of a tax settlement in Germany as the German government agreed to follow a European Court of Justice case and a German Tax Court case that impacted an open tax return year. The Company also benefitted year to date from countries with valuation allowances included in the combined effective rate due to expected taxes. The Company had an effective tax rate of 25.4% and 36.8% on earnings before tax for the three and nine month periods ended September 30, 2010, respectively, compared to an expected rate at the U.S. statutory rate of 35%. The Company’s effective tax rate for the three months ended September 30, 2010 was lower than the U.S. federal statutory rate as a result of foreign earnings taxed at an effective rate lower than the US statutory rate, and a net profit for the quarter related to countries with tax valuation allowances. The Company’s effective tax rate for the nine month period ended September 30, 2010 was higher than the US statutory rate due to the negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, more than offsetting the benefit of foreign taxes at rates below the US statutory rate. The Company continued to be in a three-year cumulative loss position in the U.S. principally as a result of recording pre-tax expenses of $7,462,000 and $24,198,000 for the three and nine months ended September 30, 2011, respectively, related to the extinguishment of convertible debt at a premium. As a result of the loss position, the majority of U.S. deferred tax assets continue to be subject to valuation a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Consolidated Financial Statements included in this report) and working capital management. The Company maintains various bank lines of credit to finance its worldwide operations.

The Company’s total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, increased by $28,660,000 from $271,201,000 as of December 31, 2010 to $299,861,000 as of September 30, 2011. The primary use of the funds was to supplement cash from operations to facilitate the Dynamic Medical Systems (DMS) acquisition for $41,465,000, the buyback of $21,551,000 in shares and a premium paid of $23,940,000 associated with the repurchase of $63,259,000 principal amount of Convertible Senior Subordinated Debentures due 2027. The Company’s balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $4,132,000 and $25,137,000 as of September 30, 2011 and December 31, 2010, respectively. The debt discount decreased $5,577,000 and $21,005,000 during the quarter and first nine months of 2011, primarily as a result of the extinguishment of convertible debt. The Company’s cash and cash equivalents were $41,280,000 at September 30, 2011, down from $48,462,000 at the end of 2010. At September 30, 2011, the Company had outstanding $276,368,000 on its revolving line of credit compared to $184,932,000 as of December 31, 2010.

The Company’s senior secured revolving credit agreement (the “Credit Agreement”) provides for a $400 million senior secured revolving credit facility maturing in October 2015. Pursuant to the terms of the Credit Agreement, the Company may from time to time borrow, repay and re-borrow up to an aggregate outstanding amount at any one time of $400 million, subject to customary conditions. The Credit Agreement also provides for the issuance of swing line loans. Borrowings under the Credit Agreement bear interest, at the Company’s election, at (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a margin; or (ii) a Base Rate Option plus a margin. The applicable margin is currently 1.75% per annum for LIBOR loans and 0.75% for the Base Rate Option loans based on the Company’s leverage ratio. In addition to interest, the Company is required to pay commitment fees on the unused portion of the Credit Agreement. The commitment fee rate is currently 0.30% per annum. Like the interest rate spreads, the commitment fee is subject to adjustment based on the Company’s leverage ratio. The obligations of the borrowers under the Credit Agreement are secured by substantially all of the Company’s U.S. assets and are guaranteed by substantially all of the Company’s material domestic and foreign subsidiaries.

The Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that require the Company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement) of no greater than 3.50 to 1, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement) of no less than 3.50 to 1. As of September 30, 2011, the Company’s leverage ratio was 2.00 and the Company’s interest coverage ratio was 20.08, and the Company was in compliance with all covenant requirements. Under the most restrictive covenant of the Company’s borrowing arrangements as of September 30, 2011, the Company had the capacity to borrow up to an additional $123,632,000.

The Company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. In the first nine months of 2011, the Company repurchased and extinguished $63,259,000 principal amount of its Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the Company believes that its exposure to interest rate fluctuations is manageable given that portions of the Company’s debt are at fixed rates for extended periods of time, the Company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the Company’s free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. During the first nine months of 2011, the Company entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $18,000,000 and $22,000,000 through September 2013, $20,000,000 and $25,000,000 through May 2013 and $15,000,000 through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 0.46%, 1.08%, 0.73% and 1.05%, respectively, for effective aggregate rates of 2.375%, 2.21%, 2.83%, 2.48% and 2.80%, respectively.

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

CAPITAL EXPENDITURES

The Company had no individually material capital expenditure commitments outstanding as of September 30, 2011. The Company estimates that capital investments for 2011 could approximate $20,000,000 as compared to $17,353,000 in 2010. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities will be sufficient to meet its operating cash requirements and to fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $66,588,000 for the first nine months of 2011 compared to $74,480,000 in the first nine months of 2010. Operating cash flows for the first nine months of 2011 were lower compared to the same period a year ago as a result of the collection of a $7,800,000 tax receivable in the first quarter of 2010. The current year operating cash flows benefited from improved earnings which were more than offset by increased inventory and reduced accruals primarily as a result of tax payments.

Cash used for investing activities was $58,030,000 for the first nine months of 2011 compared to $24,595,000 used in the first nine months of 2010. The increase in cash used for investing activities was primarily due to the $41,465,000 acquisition of Dynamic Medical Systems in 2011 compared to a $13,725,000 acquisition completed in 2010.

Cash used by financing activities was $16,724,000 for the first nine months of 2011 compared to cash used of $52,108,000 in the first nine months of 2010 and reflects the Company’s utilization of its revolving line of credit during the year principally to retire $63,259,000 principal amount of higher interest convertible senior subordinated debentures. The Company also acquired 750,422 common shares for treasury at an aggregate purchase price of $21,551,000 in the first nine months of 2011.

During the first nine months of 2011, the Company generated free cash flow of $51,975,000 compared to free cash flow of $63,181,000 in the first nine months of 2010. The decrease was primarily attributable to the same items as noted above which impacted operating cash flows. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including, for example, acquisitions). However, it should be noted that the Company’s definition of free cash flow may not be comparable to similar measures disclosed by other companies because not all companies calculate free cash flow in the same manner.

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$66,588	$74,480
Plus: Net cash impact related to restructuring activities	934	0
Less: Purchases of property and equipment—net	(15,547)	(11,299)

Free Cash Flow	$51,975	$63,181

DIVIDEND POLICY

On August 17, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of October 5, 2011, which was paid on October 14, 2011. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

The Company is currently in the process of performing its annual goodwill impairment evaluation as well as a review of its intangibles. While the Company did note some potential indicators of impairment, such as lower than expected net sales and profits for the quarter ended September 30, 2011, particularly for the Asia/Pacific segment, the Company does not believe it is more likely than not that the fair value of the segment is less than the carrying amount. The Company will finalize its formal evaluation during the fourth quarter of 2011 and that final analysis may be significantly impacted by the Company’s forecast for 2012, which is not yet completed, as well as fluctuations in discount rates and any changes in the Company’s stock price.

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

Accounting for Stock-Based Compensation

The Company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The Company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the Company continues to use a Black-Scholes valuation model. As of September 30, 2011, there was $18,013,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Plan, which is related to non-vested options and shares, and includes $5,816,000 related to restricted stock awards. The Company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on September 30, 2011 debt levels, a 1% change in interest rates would impact interest expense by approximately $1,764,000. Additionally, the Company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company’s financial condition or results of operations.

The Company’s Credit Agreement provides for a $400,000,000 senior secured revolving credit facility maturing in October 2015 at variable rates. As of September 30, 2011, the Company had outstanding $13,942,000 in principal amount of 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $4,132,000 is included in equity. Accordingly, while the Company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the Company does not currently need to re-finance any of its debt. However, the Company’s Credit Agreement contains covenants with respect to, among other items, consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage, as defined in the agreement. The Company is in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the Company would have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

During the first nine months of 2011, the Company entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $18,000,000 and $22,000,000 through September 2013, $20,000,000 and $25,000,000 through May 2013 and $15,000,000 through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 0.46%, 1.08%, 0.73% and 1.05%, respectively, for effective aggregate rates of 2.375%, 2.21%, 2.83%, 2.48% and 2.80%, respectively.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could”, “plan,” “intend,” “expect,” “continue,” “forecast,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: adverse changes in government and other third-party payor reimbursement levels and practices (such as, for example, the Medicare competitive bidding program covering nine metropolitan areas beginning in 2011 and an additional 91 metropolitan areas beginning in July 2013), impacts of the U.S. health care reform legislation that was recently enacted (such as, for example, the excise tax beginning in 2013 on certain medical devices, together with further regulations to be promulgated by the U.S. Secretary of Treasury, if adopted); extensive government regulation of the Company’s products; legal actions, regulatory proceedings or governmental investigations, or the Company’s failure to comply with regulatory requirements or receive regulatory clearance or approval for the Company’s products or operations in the United States or abroad (including, for example, compliance costs, limitations on the production and/or marketing of the Company’s products, or other adverse effects of enforcement actions which could arise from the current, ongoing FDA investigations); product liability claims; the uncertain impact on the Company’s providers, on the Company’s suppliers and on the demand for the Company’s products resulting from the current global economic conditions and general volatility in the credit and stock markets; loss of key health care providers; exchange rate and tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; consolidation of health care providers and the Company’s competitors; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; potential product recalls; natural disasters that lead to supply chain disruptions beyond the Company’s control; possible adverse effects of being leveraged, which could impact the Company’s ability to raise capital, limit its ability to react to changes in the economy or the health care industry or expose the Company to interest rate or event of default risks; increased freight costs; inadequate patents or other intellectual property protection; incorrect assumptions concerning demographic trends that impact the market for the Company’s products; unanticipated changes in the Company’s product sales mix; decreased availability or increased costs of materials which could increase the Company’s costs of producing or acquiring the Company’s products, including possible increases in commodity costs; the loss of the services of or inability to attract and maintain the Company’s key management and personnel; inability to acquire strategic acquisition candidates because of limited financing alternatives; increased security concerns and potential business interruption risks associated with political and/or social unrest in foreign countries where the Company’s facilities or assets are located; provisions of Ohio law or in the Company’s debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in Invacare’s reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

As of September 30, 2011, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2011, in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company continues to work on the improvements and corrective actions that it is making in response to inspectional observations raised by the FDA, including as a result of the FDA warning letter that was previously disclosed by the Company. The Company has been and continues to add qualified resources to its quality and regulatory affairs departments and has engaged outside experts to accelerate implementation of various quality systems improvements. At the time of this filing, the matter remains pending and the Company continues to view its quality systems regulatory compliance actions as a high priority. See “Part I—Item 1. Financial Statements — Notes to Consolidated Financial Statements — Contingencies.”

On August 23, 2011, the City of Lansing Police and Fire Retirement System (the “Plaintiff”), a holder of approximately 3,400 common shares of the Company, filed a shareholder derivative action in the Court of Common Pleas in Lorain County, Ohio against the Board of Directors. In March 2011, a lawyer for the Plaintiff sent the Company’s Board of Directors a letter demanding that the Company initiate a lawsuit against members of its Board and any other culpable parties for damages allegedly suffered by the Company primarily in connection with certain matters relating to the warning letter from the FDA following inspections in 2010. The Company’s Board appointed a special committee of independent directors that worked with independent counsel over the past several months to review and recommend a response to these allegations. After a thorough review of the shareholder’s allegations by the special committee, the Board determined that it was not in the Company’s best interests to pursue any of the actions requested in the letter. The Plaintiff then filed this litigation, which the Company has removed to the U.S. District Court, Northern District of Ohio, Eastern Division.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table presents information with respect to repurchases of common shares made by the Company during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
7/1/2011-7/31/11	25,000	$20.38	25,000	592,000
8/1/2011-8/31/11	184,522	24.53	184,522	907,478
9/1/2011-9/30/11	0	0.00	0	907,478

Total	209,522	$25.46	209,522	907,478

(1)

No shares were repurchased during the quarter that were surrendered to the Company by employees for tax withholding purposes in conjunction with the vesting of restricted shares held by the employees under the company’s 2003 Performance Plan.

(2)

On August 17, 2001, the Board of Directors authorized the Company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the Company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010 and on August 18, 2011 increased the total amount of shares authorized for repurchase under the plan to up to 2,500,000 Common Shares. As of September 30, 2011, the Company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 907,478 shares. The Company purchased 750,422 shares pursuant to this Board authorized program during the first nine months of 2011.

During the first nine months of 2011, the Company purchased a total of $63,259,000 in principal amount of its outstanding 4.125% Convertible Senior Subordinated Debentures due 2027 in open market transactions for an aggregate purchase price of approximately $87,199,000, plus accrued and unpaid interest. The Company may continue from time to time seek to retire or purchase the Company’s outstanding 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise.

Item 6. Exhibits.

Exhibit No.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	The following materials from Invacare Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. **

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

INVACARE CORPORATION

Date: November 8, 2011	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)