Form 10-K
period 2011-12-31
INVACARE CORP
filed 2012-02-27
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-15103
—————————————————————
INVACARE CORPORATION
(Exact name of Registrant as specified in its charter)

Ohio	95-2680965
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
One Invacare Way, P.O. Box 4028, Elyria, Ohio 44036
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (440) 329-6000
—————————————————————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Shares, without par value Rights to Purchase Preferred Shares, without par value	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
—————————————————————
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2011, the aggregate market value of the 28,363,662 Common Shares of the Registrant held by non-affiliates was $941,389,942 and the aggregate market value of the 4,573 Class B Common Shares of the Registrant held by non-affiliates was $151,778. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2011, which was $33.19. For purposes of this information, the 2,507,167 Common Shares and 1,080,174 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.
As of February 23, 2011, 30,734,171 Common Shares and 1,084,747 Class B Common Shares were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2011.

INVACARE CORPORATION
2011 ANNUAL REPORT ON FORM 10-K CONTENTS

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

The company is a corporation duly organized under the laws of the State of Ohio in 1971. When the company was acquired in December 1979 by a group of investors, including some of its current officers and directors, it had $19.5 million in net sales and a limited product line of lifestyle wheelchairs and patient aids. In 2011, Invacare reached approximately $1.8 billion in net sales, representing a 16% compound average sales growth rate since 1979, and, based upon the company’s distribution channels, breadth of product line and net sales, currently is the leading company in each of the following major, non-acute, medical equipment categories: power and manual wheelchairs, homecare bed systems and home respiratory therapy.

The company’s executive offices are located at One Invacare Way, Elyria, Ohio, 44036 and its telephone number is (440) 329-6000. In this report, “Invacare” and the “company” refer to Invacare Corporation and, unless the context otherwise indicates, its consolidated subsidiaries.

THE HOME MEDICAL EQUIPMENT INDUSTRY

North America Market

The home medical equipment (HME) market includes home health care products, physical rehabilitation products and other non-disposable products used for the recovery and long-term care of patients. As healthcare spending continues to escalate around the world, particularly in the United States, the company believes that homecare is a significant part of the solution for healthcare reform. By 2030, the number of people in the United States over 65 is expected to exceed 70 million.1 With the costs of healthcare continuing to increase in a currently unsustainable healthcare system, it will become essential that patients are given the right care, in the right place at the right cost. Homecare will be a key part of the solution in healthcare reform.

The Right Care: The institutional care model will always be an essential part of the health care system, but it is simply not the best and most cost-effective environment of care for many patients, particularly those with chronic medical conditions. The steady growth in Medicare-aged patients with chronic illnesses is placing unprecedented pressure on the financial stability and sustainability of the Medicare program.1 The company believes that patients prefer care and treatment provided to them in their home. Initiatives such as patient-centered medical homes and Accountable Care Organizations (ACOs) can align incentives for providers to partner closely across all medical specialties and settings and have the potential to significantly alter the trajectory of rising health care costs.

The Right Place: The company believes that many medical professionals and patients prefer home health care over institutional care because home health care results in greater patient independence, increased patient responsibility and improved responsiveness to treatment. An article in the New England Journal of Medicine1 notes that several engineering and electronics companies have developed products for monitoring health at home. Massachusetts General Hospital in Boston is experimenting with Internet video-conferencing to permit virtual visits from patients' homes.1 Furthermore, health care professionals, public payors and private payors appear to favor homecare as a cost-effective, clinically appropriate alternative to facility-based care.

Technological advances have made medical equipment increasingly adaptable for use in the home. It has been estimated that over 70 percent of non-surgical and non-emergent treatment and care could be effectively administered in the patient's home. Current hospital procedures often allow for earlier patient discharge, thereby lengthening recuperation periods outside of the traditional institutional setting. In addition, continuing medical advances prolong the lives of adults and children, thus increasing the demand for home medical care equipment. Undoubtedly, as health care consumers the baby boomer population will have strong opinions and preferences about their treatment settings. Recent data from the AARP Public Policy Institute and a Harris Interactive poll suggest that 89 percent of people aged 50 and older want to receive medical services in their home as they age and 65 percent would prefer home care while recuperating from surgery.2, 3

The Right Cost: The company believes that home health care and home medical equipment will play a significant role in reducing health care costs. The Agency of Healthcare Research & Quality, along with Johns Hopkins, examined extensively the benefits of Hospital at Home.4 Studies have shown that the Hospital at Home program results in lower length of stay, costs, readmission rates and complications than traditional inpatient care. In addition, surveys indicate higher levels of patient and family member satisfaction with homecare than with traditional care. Costs of care were 32 percent lower for Hospital at Home patients than for hospital inpatients, and ever critical readmission rates were 42 percent for Hospital at Home patients, compared with 87 percent of hospital inpatients.

Invacare believes that homecare is the trifecta of healthcare: it is patient preferred, has better clinical outcomes and is more cost-effective than institutionalized care.5 Homecare is going to be a significant driver of future growth for the medical care industry, as the unsustainable costs of institutional healthcare force governments to move to cost-effective venues of healthcare.

Europe/Asia/Pacific Market

The company believes that, while many of the market factors influencing demand in North America are also present in Europe and Asia/Pacific—aging of the population, technological trends and society’s acceptance of people with disabilities—each of the markets of Europe and in Asia/Pacific has distinctive characteristics. The health care industry tends to be more heavily socialized and, therefore, is more influenced by government regulation and fiscal policy. Variations in product specifications, regulatory approval processes, distribution requirements and reimbursement policies require the company to tailor its approach to the local market. Management believes that as the European markets develop more common product requirements and the company continues to refine its distribution channels, the company can more effectively penetrate these markets. Likewise, the company expects to increase its sales in the highly fragmented Australian, New Zealand and Asian markets as these markets, and the company’s distribution within them, develop.

Reimbursement

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

1Landers SH. Why Health Care is Going Home. N Engl J Med 2010; 363 (18): 1690-1691
2Data obtained from AARP Public Policy Institute. www.aarp.org/research/ppi. Accessed 1-2012
3Harris Interactive poll, November 2011. PR Newswire. www.prnewswire. Accessed 1-2012
4AHRQ Innovations Exchange. Hospital at Homesm Care Reduces Costs, Readmissions and Complications and Enhances Satisfaction for Elderly Patients. www.innovations.ahrq.gov Accessed 1-2012.
5Doty, Pamela. "Cost-Effectiveness of Home and Community-Based Long-Term Care Services." USHHS/ASPE Office of Disability, Aging and Long-Term Care Policy. June 2000: 10

Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end-user can obtain and, thus, affect the product mix, pricing and payment patterns of the company’s customers who are medical equipment providers. The company believes its strong market position and technical expertise will allow it to respond to ongoing regulatory changes. However, the issues described above will likely continue to have significant impacts on the pricing of the company’s products.

GEOGRAPHICAL SEGMENTS AND PRODUCT CATEGORIES

North America

North America includes the following segments in the United States and Canada: North America/Home Medical Equipment (NA/HME), Invacare Supply Group (ISG) and Institutional Products Group (IPG).

NA/HME

This segment primarily includes: Mobility and Seating, Lifestyle and Respiratory Therapy product lines as discussed below.

MOBILITY AND SEATING PRODUCTS

Power Wheelchairs. Invacare manufactures a complete line of power wheelchairs for individuals who require independent powered mobility. The range includes products that can be significantly customized to meet an individual’s specific needs, as well as products that are inherently versatile and meet a broad range of individual requirements. Center-wheel drive power wheelchair lines are marketed under the Invacare® TDX® brand name and include a full range of powered mobility products. The TDX line of power wheelchairs offers an unprecedented combination of power, stability and maneuverability. The Pronto® series power wheelchairs with SureStep® stability feature center-wheel drive performance for exceptional maneuverability and intuitive driving. Power tilt and recline systems are offered as well.

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

Seating and Positioning Products. Invacare markets seat cushions, back supports and accessories under three series: the Invacare® Absolute™ series provides simple seating solutions for comfort, fit and function; the Invacare® Matrx® Series includes versatile modular seating, providing optimal rehab solutions; and the Invacare® PinDot® series offers custom seating solutions personalized for the most challenged clients. The company also markets specialty seating products, pediatric seating and wheelchairs, as well as various standers that allow people to stand who otherwise would be unable.

LIFESTYLE PRODUCTS

Manual Wheelchairs. Invacare’s manual wheelchairs are sold for use inside and outside the home, institutional settings or public places. Users include people who are chronically or temporarily disabled and require basic mobility performance with little or no frame modification. Examples of the company’s manual wheelchair lines, which are marketed under the Invacare® brand name, include the 9000, the Tracer® and the Veranda™ wheelchairs. These wheelchairs are designed to accommodate the diverse capabilities and unique needs of the individual, from petite to bariatric sizes.

Personal Care. Invacare is principally a distributor of a full line of personal care products, including ambulatory aids such as crutches, canes, rollators, walkers, knee walkers and wheeled walkers. Also available are safety aids such as tub transfer benches, shower chairs and grab bars, and patient care products such as commodes and other toilet assist aids.

Homecare Beds. Invacare manufactures and distributes a wide variety of manual, semi-electric and fully-electric beds for home use under the Invacare® brand name. Homecare bed accessories include bedside rails, mattresses, overbed tables and trapeze bars. Also available are bariatric beds and accompanying accessories to serve the special needs of bariatric patients.

Pressure Relieving Mattresses.  Invacare distributes a complete line of therapeutic pressure relieving overlays and mattress replacement systems for the prevention and treatment of pressure ulcers. The Invacare® Solace® and microAIR® brand names feature a broad range of pressure relieving foam mattresses or powered mattress replacements with alternating pressure, low-air-loss or rotational mattresses, which redistribute weight and assist with moisture management. These mattresses are designed to provide comfort, support and relief to those patients who are immobile or have limited mobility and spend a great deal of time in bed.

Patient Transport. Invacare manufactures and/or distributes products needed to assist in transferring individuals from surface to surface (bed to chair) or transporting from room to room. Designed for use in the home or institutional settings, these products include patient lifts and slings, and a series of mobile, multi-functional recliners.

RESPIRATORY THERAPY PRODUCTS

Non-Delivery Oxygen. Trends in the industry continue to be towards a non-delivery oxygen therapy model. The Invacare® HomeFill® Oxygen System is the standard in ambulatory oxygen technology. With more than 200,000 units in the field, it is the basis for a non-delivery model and allows patients to fill their own high-pressure cylinders from a concentrator in their home. Published industry data suggests a large portion of the costs associated with the provision of home oxygen therapy are directly associated with the delivery and delivery-related activities required to meet the ambulatory oxygen therapy needs of patients. The Invacare HomeFill® Oxygen System is the benchmark in non-delivery oxygen technologies,1 allowing providers to virtually eliminate time-consuming and costly service calls associated with cylinder and/or liquid oxygen deliveries.

Rounding out Invacare’s non-delivery respiratory offerings are the Invacare® SOLO2® Transportable Concentrator and the Invacare® XPO2™ portable concentrator, which are now both approved by the U.S. Federal Aviation Administration for use in flight. The SOLO2® transportable concentrator offers continuous flow oxygen up to three liters per minute or pulse dose oxygen in settings 1-5. It is a flexible, reliable and clinically robust system that is easy to operate. The extremely portable XPO2™ portable concentrator weighs just six pounds with pulse dose settings 1-5 to meet the needs of a broad range of patients.

Stationary Oxygen Concentrators. Invacare oxygen concentrators are manufactured under the Perfecto2™ name and are available in five and 10 liter models. All Invacare stationary concentrators are designed to provide patients with durable equipment and reliable oxygen either at home or in a healthcare setting.

Aerosol Products and Oxygen Accessories. Invacare offers a family of aerosol compressors under the Stratos™ name. Invacare also has an expanded line of conservers and regulators to maximize the efficiency of oxygen cylinders.

OTHER PRODUCTS AND SERVICES

Invacare is the only company with a breadth of service offerings that includes the ability to assist providers in the collection of outstanding co-pays, rental capabilities, software and technology to streamline efficiencies, repair services and replacement parts.

Invacare Supply Group (ISG)

Invacare distributes numerous lines of branded medical supplies including ostomy, incontinence, diabetic, enteral, wound care and urology products as well as home medical equipment, including lifestyle products.

Institutional Products Group (IPG)

Invacare, operating as Invacare Continuing Care, Invacare Continuing Care Canada, Champion, Invacare Rentals and Dynamic Medical Systems, is a manufacturer and marketer of healthcare furnishings including beds, case goods and safe patient handling equipment for the long-term care markets, specialty clinical recliners for dialysis and oncology clinics and certain other home medical equipment and accessory products. In addition, this segment includes rental of certain home medical equipment through providers and institutions for the North American market.

1 Morrison Informatics , Inc. A Comprehensive Cost Analysis of Medicare Home Oxygen Therapy. A Study for the American Association for Homecare. June 27, 2006

Asia/Pacific

The company’s Asia/Pacific operations consist of Invacare Australia and Invacare New Zealand, which distributes a wide range of home medical equipment including mobility and seating, lifestyle and respiratory therapy products to homecare and long-term care markets; and Dynamic Controls, a manufacturer of electronic operating components used in power wheelchairs, scooters, respiratory and other products; and Invacare New Zealand, a distributor of a wide range of home medical equipment.

Europe

The company’s European operations operate as a “common market” company with sales throughout Europe, the Middle East and Africa. The European operations currently sell a line of products providing room for growth as Invacare continues to broaden its product line offerings in line with the company's One Invacare strategy.

Most wheelchair products sold in Europe are designed to meet specific market requirements. The company manufactures and/or assembles both manual and power wheelchair products in the following countries: United Kingdom, France and Germany. Manual wheelchair products are also manufactured and/or assembled in Portugal, Switzerland and Sweden. Beds are assembled in Sweden and Portugal. Personal care products are manufactured in Germany and also purchased from China; and Dolomite products are principally purchased from China and Mexico. Respiratory therapy products such as concentrators and HomeFill® oxygen systems are imported from Invacare's U.S. or China operations.

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

Europe

As a result of the differences encountered in the European marketplace, competition generally varies from one country to another. The company typically encounters one or two strong competitors in each country, some of whom are becoming regional leaders in specific product lines.

MARKETING AND DISTRIBUTION

North America and Asia/Pacific

Invacare products are marketed in the United States and Asia/Pacific primarily to providers who in turn sell or rent these products directly to consumers within the non-acute care setting. Invacare’s primary customers are home medical equipment (HME) providers. The company also employs a “pull-through” marketing strategy to medical professionals, including physical and occupational therapists, who refer their patients to HME providers to obtain specific types of home medical equipment.

Invacare’s NA/HME sales and marketing organization consists primarily of a sales force which markets and sells Invacare® branded products to HME providers. Each member of Invacare’s HME sales force functions as a Territory Business Manager (TBM) and handles all product and service needs for an account, thus saving customers’ valuable time. The TBM also provides training and servicing information to providers, as well as product literature, point-of-sale materials and other advertising and merchandising aids. In Canada, products are sold by a sales force and distributed through regional distribution centers to health care providers throughout Canada.

The Inside Sales Department provides increased sales coverage of smaller accounts and complements the efforts of the field sales force. Inside sales offers cost-effective sales coverage through a targeted telesales effort.
Invacare's Technical Education department offers educational programs that place emphasis on improving the productivity of repair technicians. The Service Referral Network includes numerous providers who honor the company's product warranties regardless of where the product was purchased. This network of servicing providers seeks to ensure that all consumers using Invacare products receive quality service and support that is consistent with the Invacare brand promise - Making Life's Experiences Possible™.
Additionally, Invacare is the only manufacturer with a breadth of service offerings that includes the ability to assist providers in the collection of outstanding co-pays, rental capabilities, software and technology to streamline efficiencies, repair services and replacement parts. These tools and resources assist home and long-term care providers in optimizing resources and furthering their business success. With National Competitive Bidding (NCB) on the top of mind for durable medical equipment providers in the United States, Invacare began to package all of its product and service offerings into an action guide. The action guide is complemented with supporting materials and informational videos which can be downloaded at www.invacare.com/ncb. This approach positions Invacare as part of the solution for our customers in the declining reimbursement environment related to National Competitive Bidding.
The company markets products and services to the institutional care market through a specialized sales force, a national rentals and services organization and a team of clinical professionals who call on clinical decision makers. IPG products include beds and furnishings, patient handling, bathing, durable medical equipment and clinical therapies, such as therapeutic support surfaces and negative pressure wound therapy. IPG sales and marketing organizations consist of field sales representatives and independent representative agencies supported by a marketing group that generates awareness and demand at institutions for Invacare products and services. IPG also provides interior design services for nursing homes and assisted living facilities involved with renovation and new construction.
The company sells distributed products, primarily soft goods and disposable medical supplies, through ISG. ISG products include ostomy, incontinence, wound care and diabetic supplies, as well as 40 other categories of other soft goods and disposables. ISG markets its products through field account managers, inside telesales, a customer service department and the Internet. Additionally, ISG entered the long-term care market on a regional basis and markets to those nursing homes utilizing independent manufacturer representatives. ISG also markets a Home Delivery Program to home medical equipment providers through which ISG drop ships supplies in the provider's name to the customer's address. Thus, providers have no products to stock, no minimum order requirements and delivery is made within 24 to 48 hours nationwide. ISG also offers many customized marketing programs as well as business-to-consumer and business-to-business website development, designed to help its customers create awareness, grow companion and cash sales and assist in patient retention.
In 2011, the company continued its strategic advertising campaign in key business-to-business publications that reach Invacare's respective customers. The company contributed extensively to editorial coverage in trade publications concerning the products the company manufactures; and company representatives attended numerous trade shows and conferences on a national and regional basis in which Invacare products were displayed to providers, health care professionals, managed care professionals and consumers. “Yes, you can.®” continues to be Invacare's global tagline and is used in company ads and on the Invacare global website as it is indicative of the company's “can do” attitude. In 2011, the company established its brand promise - Making Life's Experiences Possible™ - and began to weave this into the marketing messages both internally and externally.
Invacare continues to improve performance and usability on www.invacare.com. Throughout 2011, the company also increased participation in online forums and engaged customers by utilizing social media tools, including a Facebook® page and YouTube® channel. These moves toward a more customer-centric approach allow the company to provide a customer interface that better addresses customer needs. During the year, the company launched a “Real Life” campaign dedicated to raising awareness of the everyday struggles and achievements of those living with disabilities, ailments or advancing age. People were invited to share their stories through the digital forums YouTube®, Facebook® and Flickr® in the hopes of educating people around the world about what is possible. The initiative was connected with a media campaign to demonstrate that life is made possible with Invacare products.
The company continues to generate greater consumer awareness of its products. This was evidenced by the company's sponsorship of a variety of wheelchair sporting events and support of various philanthropic causes benefiting the consumers of the company's products. The company continued its sponsorships of individual wheelchair athletes and teams, including several of the top-ranked male and female racers, hand cyclists, and wheelchair tennis players in the world. In 2011, the company began laying the groundwork to support these sponsored athletes and others in the 2012 Paralympic Games in London. The company also continued its support of disabled veterans through its sponsorship of the 31st National Veterans Wheelchair Games, the largest annual wheelchair sports event in the world. The games bring a competitive and recreational sports experience to military service veterans who use wheelchairs for their mobility needs due to spinal cord injury, neurological conditions or amputation.

Europe

The company’s European operations consist primarily of manufacturing, marketing and distribution operations in Western Europe and export sales activities through local distributors elsewhere in the world. The company has a sales force and distribution centers in Austria, Belgium, Denmark, France, Germany, Italy, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom, and sells through distributors elsewhere in Europe, the Middle East and in Africa. In markets where the company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, products are sold directly to government agencies. In 2011, the continued consolidation of big buying groups tending to develop their business on a European scale has continued. As a result, Invacare is generalizing the application of pan-European pricing policies.

Invacare continued its sponsorship of wheelchair tennis for a 17th consecutive year by becoming the title sponsor of the International Tennis Federation Doubles Masters event hosted in Amsterdam, Netherlands.

PRODUCT LIABILITY COSTS

The company’s captive insurance company, Invatection Insurance Company, currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $13,000,000 in the aggregate of the company’s North American product liability exposure. The company also has additional layers of external insurance coverage insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company’s per country foreign liability limits, as applicable. There can be no assurance that Invacare’s current insurance levels will continue to be adequate or available at affordable rates.

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

PRODUCT DEVELOPMENT AND ENGINEERING
Invacare is committed to continuously improving upon and renewing its product offerings. Invacare's key globalization initiative is moving from a local product development approach to address local markets, to a primarily global product development approach, aimed at developing global product platforms. This strategy is designed to enable the company to leverage its new product development cycle and offer more innovative product solutions, while at the same time reducing complexity within the business and increasing cost-effectiveness. By streamlining its engineering and product development capabilities on a global basis, Invacare expects to further increase its industry leadership with the broadest range of product offerings in both homecare and continuing care medical device equipment. This will uniquely position the company in a changing healthcare environment.
The following are some of Invacare's notable new products and product updates for 2011:
Global Products

The patented design of the Invacare® Glissando™ mattress features two sections of high density foam and a layer that enables the top and bottom sections of the mattress to move independently as the bed is articulated. The innovative gliding feature takes comfort and safety to a new level, minimizing friction and shear that can contribute to costly pressure ulcers. This product, originally launched in Europe, is now being distributed globally.

The Invacare® Top End® Reveal™ wheelchair is an ultra light weight performance rigid wheelchair in the custom manual family of products. The Reveal wheelchair is a sleek, super lightweight chair that can easily be adjusted for a customized fit and optimal chair performance. It employs the latest material technology, 7005 series aluminum, for a smooth and energy-efficient ride. The wheelchair may be tailored to ensure the best wheel access and efficiency by easily adjusting the center of gravity, rear seat height, caster angle or back angle.

The new Invacare® Matrx® MX1 cushion is a lightweight, carbon-fiber back with a very lightweight shell, exceptional durability and aesthetic appeal. It is contoured to provide stability to the hips and trunk, without restricting upper body mobility. It is available in three height options and has three hardware options to optimally fit the back to a wheelchair.

The Invacare® Rio™ bath lift features easy, tool-less installation, a modern, clean design with easy to clean surfaces with no slots or rips, self-release suction cups that can easily be removed, a stationary backrest and a compact, portable design.
The Invacare® Etude® Plus homecare bed, with its attractive aesthetics, flexible design and easy handling, is ideal for homecare use. All the hallmarks and proven features of the popular Etude bed concept, such as sturdiness, ease of handling and durability, are present in this new version. Etude™ Plus bed is easy to transport and install in the home.

The Invacare® Leo™ 3-wheel scooter offers a stable three-wheel base that provides a smooth, safe drive and handles varying surfaces with ease. Features include a full lighting package, built-in splash guards to protect the electronics and transaxle, comfortable seating that swivels and slides and flat free tires.

The Invacare® Action® 1 low active wheelchair is a modified version of the Invacare® Tracer® SX5 low-active wheelchair that was adapted to suit the market requirements of Europe, Australia, New Zealand and China. It is one of the first low-active wheelchair platforms for Invacare.

The Invacare® Myon™ Medium-Active wheelchair is a comfortable, foldable, lightweight wheelchair that is suited for everyday use. Key features of this wheelchair are increased center of gravity positioning and increased seat depth and seat width. It is a shared platform with other models in the Myon™ family which means that therapists and dealers can maximize opportunities for modularity and personalized adjustments for the consumer. The Myon™ wheelchair is based off of a successful European platform and launched in Canada in 2011.
Local Products
In 2011 the Invacare® Veranda™ low active manual wheelchair product was expanded in the United States from the existing 18 inch seat width to include 16 inch and 20 inch widths. This further developed the market interest in the Veranda wheelchair as it was able to accommodate a larger group of consumers.

In the United States, the Invacare® Top End® Crossfire™ T7A custom manual wheelchair was introduced as 25% lighter compared to its predecessor, the Invacare® Top End® Crossfire™ T6A. This was accomplished by using a special 7005 aluminum to reduce the wall thickness and carving weight out of more than 20 components, while appreciating the need for durability and performance in the wheelchair. The ingenuity of the T7A wheelchair design is that it minimizes high-stress concentrations throughout the entire chair, making a lighter and stronger chair.

The European Invacare® Kite® wheelchair is an outdoor-indoor power wheelchair built to incorporate Invacare's new and patented wheelbase technology. This adaptable power chair comes equipped with Dual Swing Technology (D.S.T.)® feature; a suspension system engineered for driving comfort and traction. The Kite wheelchair is designed for active consumers who love outdoor activities yet who still require a compact chair in their everyday life.

The new Invacare® Storm® 4 Max wheelchair is the latest addition to the European Storm range of rear-wheel drive power wheelchair products, designed for heavier clients. It features a longer chassis to improve weight distribution yet still provide excellent maneuverability outdoors or inside. Extra long, sturdy armrests and leg rests will support the consumer, especially when re-positioning themselves within the seat.

The Invacare® Spectra® XTR wheelchair in Europe has been developed to combine powerful driving performance with comfort. High torque motors and a unique suspension design provide a smoother, easier ride. The interchangeable seating systems offer excellent flexibility and modularity, and coupled with a new easy to remove cable free battery system, the Spectra XTR wheelchair is extremely quick and simple to service.

The popular Invacare® ScanBed® 755 bed from Europe is now available in wider variants of 1050 mm and 1200 mm, proving even more comfort for taller or larger clients (weights of 200 kg).The ScanBed 755 Wide bed is attractive and modern, the streamlined design, it is intended to blend into any homecare or institutional environment.

MANUFACTURING AND SUPPLIERS

The company’s objective is to continue to reduce costs and possibly consolidate facilities to maintain its high quality supply. The company seeks to achieve this objective through a strategic combination of Invacare manufacturing facilities, contract manufacturing facilities and key suppliers. The operational strategy further supports the marketing strategy with flexible providers of new and modified products that respond to the demands of the market.

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

The company purchases raw materials, components, sub-assemblies and finished goods from a variety of suppliers around the world. The company’s Asian sourcing and purchasing office has proven to be a significant asset to the company’s supply chain through the identification, development and management of suppliers across Asia. Where appropriate, Invacare utilizes contracts with suppliers in all regions to increase the guarantees of delivery, cost, quality and responsiveness. In those situations where contracts are not advantageous, Invacare works to manage multiple sources of supply and relationships that provide increased flexibility to the supply chain.

North America

The company has focused its factories in North America on the production of powered mobility and custom manual wheelchairs and seating products, the fully integrated manufacture of homecare and institutional care beds, the final assembly of respiratory therapy products and the integrated component fabrication, painting and final assembly of a variety of standard manual wheelchairs and personal care products in North America. The company operates four major factories located in Elyria, Ohio; Sanford, Florida; London, Ontario and Reynosa, Mexico.

Asia/Pacific

The Asia/Pacific region is focused on improving its customer delivery effectiveness, expanding its reach into all customer channels in all major metropolitan centers and integrating its distribution operations across the region.

Europe

The company has eight manufacturing/assembly facilities spread throughout Europe with the capability to manufacture patient aid, wheelchair, powered mobility, bath safety, beds and patient transport products. The European manufacturing and logistics facilities are focused on accelerating opportunities for streamlining to gain productivity improvements in cost and quality over the next few years.

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

In December 2011, the FDA requested that the company negotiate and agree to a consent decree of injunction at the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio, the proposed terms of which would require the suspension of certain operations at those facilities until they are certified by the company and then determined by FDA to be in compliance with FDA quality system regulations. The company is in the process of negotiating with the FDA the terms of the consent decree. In addition, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. The company has reorganized its quality assurance and regulatory affairs functions, including the addition of a senior vice president of quality assurance and regulatory affairs with experience in the medical device industry who will lead these functions. The company has developed and is executing a comprehensive quality systems remediation plan. See Item 1A. Risk Factors.

From time to time, the company may undertake voluntary recalls or field corrective actions of the company’s products to correct product issues that may arise. These actions help to maintain ongoing customer relationships and enhance the company’s reputation for adhering to high standards of quality and safety. None of the company’s actions has been classified by the FDA as high risk. The company continues to strengthen its programs to better ensure compliance with applicable regulations and actively keeps abreast of proposed regulations, particularly those which could have a material adverse effect on the company.

The company occasionally sponsors clinical studies, usually involving its respiratory therapy products. These studies have historically been non-significant risk studies with human subjects. Such studies, their protocols, participant criteria and all results are registered in the Clinical Registry managed by the National Institutes of Health and available to the public via the Internet.

In regards to reimbursement in the United States, the Centers for Medicare and Medicaid Services (CMS) began implementation January 1, 2011 in the first nine metropolitan areas of the Medicare National Competitive Bidding (NCB) program. The company remains judicious in its extension of credit to customers and monitors whether other payors begin to model their payments on the NCB program. The company also closely watches state Medicaid budgets and how deficits may impact coverage and payments for home medical equipment and institutional care products.

The 2010 health care reform law in the U.S., the Patient Protection and Affordable Care Act, included a number of provisions affecting the HME industry. First, the health care law expanded Round 2 of the Medicare National Competitive Bidding program from 70 to 91 geographic bid areas. Round 2 is currently scheduled to go into effect July 2013. Second, Medicare now makes rental payments for 13 months before the beneficiary assumes ownership of the standard power wheelchair. Finally, the new health care law imposed a “productivity adjustment” to the annual fee schedules of all Medicare providers, including HME providers, that limits any annual cost of living increases applied to the fee schedules. The 2010 health care reform law also includes a new tax on U.S. sales of medical device manufacturers or importers, such as Invacare. The law will impose a yearly 2.3% sales-based excise tax on medical device manufacturers starting in 2013. The excise tax will be deductible by the manufacturer on its federal income tax return. The excise tax will not apply to medical devices that the Secretary of Treasury determines are generally purchased by the general public at retail for individual use. In January 2012, the Department of the Treasury issued guidance on the definition of a taxable medical device related to the excise tax. While the company believes a portion of its products will be exempt from the excise tax under the retail exemption, it is still in the process of fully analyzing the implications of the excise tax by the Department of the Treasury. The company intends to respond to the IRS and the Treasury Department to seek additional clarity on the proposed regulations.

Although reductions in Medicare payments are not beneficial to the homecare industry, the company believes it can still grow and thrive in this environment. No significant cost-of-living adjustments have been made over the last few years to the reimbursement and payment amounts permitted under Medicare with respect to the company’s products, but the company will continue to try to respond with improved productivity. In addition, the company’s respiratory therapy products (for example, the low-cost HomeFill® oxygen delivery system) can help offset the Medicare reimbursement cuts to the homecare provider. The company will continue to focus on developing products that help the provider improve profitability. Additionally, the company continues to focus on low-cost country sourcing and/or manufacturing to help ensure that the company is one of the lowest cost manufacturers and distributors to the homecare provider.

BACKLOG

The company generally manufactures most of its products to meet near-term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular product nor does it believe that backlog is a significant factor for its business.

EMPLOYEES

As of December 31, 2011, the company had approximately 6,200 employees.

FOREIGN OPERATIONS AND EXPORT SALES

The company also markets its products for export to other foreign countries. In 2011, the company had product sales in over 80 countries worldwide. For information relating to net sales, operating income and identifiable assets of the company’s foreign operations, see Business Segments in the Notes to the Consolidated Financial Statements.

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

FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “forecast,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: compliance costs, limitations on the production and/or marketing of the Company's products or other adverse effects of enforcement actions which could arise from the current, ongoing FDA investigations and negotiations on a proposed consent decree, and the risk that the Company and the FDA may not reach agreement on the terms of a consent decree; adverse changes in government and other third-party payor reimbursement levels and practices (such as, for example, the Medicare national competitive bidding program covering nine metropolitan areas beginning in 2011 and an additional 91 metropolitan areas beginning in July 2013), impacts of the 2010 U.S. health care reform legislation (such as, for example, the excise tax beginning in 2013 on certain medical devices, together with further regulations to be promulgated by the U.S. Secretary of Treasury, if adopted); extensive government regulation of the Company's products; legal actions, regulatory proceedings or governmental investigations; or the Company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the Company's products or operations in the United States or abroad; product liability claims; the uncertain impact on the Company's providers, on the Company's suppliers and on the demand for the Company's products resulting from the current global economic conditions and general volatility in the credit and stock markets; loss of key health care providers; exchange rate and tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs; consolidation of health care providers and the Company's competitors; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; potential product recalls; natural disasters that lead to supply chain disruptions beyond the Company's control; possible adverse effects of being leveraged, which could impact the Company's ability to raise capital, limit its ability to react to changes in the economy or the health care industry or expose the Company to interest rate or event of default risks; increased freight costs; inadequate patents or other intellectual property protection; incorrect assumptions concerning demographic trends that impact the market for the Company's products; unanticipated changes in the Company's product sales mix; decreased availability or increased costs of materials which could increase the Company's costs of producing or acquiring the Company's products, including possible increases in commodity costs; the loss of the services of or inability to attract and maintain the Company's key management and personnel; inability to acquire strategic acquisition candidates because of limited financing alternatives; increased security concerns and potential business interruption risks associated with political and/or social unrest in foreign countries where the Company's facilities or assets are located; provisions of Ohio law or in the Company's debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise

Item 1A.    Risk Factors.

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

The company has received a proposed consent decree of injunction from the U.S. Food and Drug Administration (“FDA”), the effects of which could be costly to the company and could result in adverse consequences to the company's business.
The company received inspectional observations (known as FDA Form-483s) in connection with inspections in 2010 and 2011 of its corporate facility and its wheelchair manufacturing facility in Elyria, Ohio. In December 2011, the FDA requested that the company agree to a consent decree of injunction at the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio, the proposed terms of which would require the suspension of certain operations at those facilities until they are certified by the company and then determined by the FDA to be in compliance with FDA quality system regulations. The company is in the process of negotiating with the FDA on the terms of the consent decree. While the final terms of the consent decree have not been determined, they will result in the suspension of a portion, which could be substantial, of the company's operations at its wheelchair manufacturing facility in Elyria, Ohio. The duration of any such suspension would be dependent upon the company's ability to certify its compliance with FDA regulations and then the FDA's determination of such compliance. A suspension of operations likely would have adverse effects on the company's business, including loss of revenues, harm to the company's reputation and customer dissatisfaction. The company also is devoting additional substantial financial, management and engineering resources to making the systemic improvements necessary to comply with the terms of the consent decree and maintain compliance in the future. The company's diversion of resources could impact other areas of the company's business, such as, for example, delays in new product development and cost reduction and globalization activities. All of these factors could result in material adverse consequences to the company's business, performance, prospects, value, financial condition, and results of operations.
The company is cooperating with the FDA in attempting to negotiate the final terms of the consent decree. However, there can be no assurance that negotiations will conclude with mutually agreeable terms of the consent decree which could lead the FDA to pursue judicial, legal or other enforcement action against the company. Such enforcement could include requiring restrictions on the manufacturing, sale or distribution of the company's products, product recalls, or the payment of fines or penalties, which enforcement could result in material adverse consequences to the company's business, performance, prospects, value, financial condition, and results of operations.
The company’s failure to comply with medical device regulatory requirements or receive regulatory clearance or approval for the company’s products or operations in the United States or abroad could adversely affect the company’s business.
The company’s medical devices are subject to extensive regulation in the United States by the FDA, and by similar governmental authorities in the foreign countries where the company does business. The FDA regulates virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing. In addition, the company is required to file reports with the FDA if the company’s products cause, or contribute to, death or serious injury, or if they malfunction and would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. In general, unless an exemption applies, the company’s mobility and respiratory therapy medical devices must receive a pre-marketing clearance from the FDA before they can be marketed in the United States. The FDA also regulates the export of medical devices to foreign countries. The company cannot be assured that any of the company’s devices, to the extent required, will be cleared by the FDA through the pre-market clearance process or that the FDA will provide export certificates that are necessary to export certain of the company’s products. In connection with the FDA warning letter received by the company in December 2010, the FDA has refused to provide new export certificates for company products until the matters covered in the warning letter are resolved.

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

As part of its regulatory function, the FDA routinely inspects the sites of medical device companies, and in 2010 and 2011, the FDA inspected certain of the company's facilities. In December 2011, the FDA requested that the company agree to a consent decree of injunction at the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio. See the previous Risk Factor regarding the FDA consent decree. In addition, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. The company is taking these issues very seriously and has added resources to ensure it is addressing all of the FDA's concerns in a timely manner. However, the results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter or consent decree of injunction could materially and adversely affect the company's business, financial condition, and results of operations.

In many of the foreign countries in which the company markets its products, the company is subject to extensive medical device regulations that are similar to those of the FDA, including those in Europe. The regulation of the company’s products in Europe falls primarily within the European Economic Area, which consists of the 27 member states of the European Union, as well as Iceland, Liechtenstein and Norway. Only medical devices that comply with certain conformity requirements of the Medical Device Directive are allowed to be marketed within the European Economic Area. In addition, the national health or social security organizations of certain foreign countries, including those outside Europe, require the company’s products to be qualified before they can be marketed in those countries. Failure to receive or delays in the receipt of, relevant foreign qualifications in the European Economic Area or other foreign countries could have a material adverse effect on the company’s business.

Being in the health care industry, the company is subject to extensive government regulation, and if the company fails to comply with applicable health care laws or regulations, the company could suffer severe civil or criminal sanctions or be required to make significant changes to the company’s operations that could have a material adverse effect on the company’s results of operations.
The company sells its products principally to medical equipment and home health care providers who resell or rent those products to consumers. Many of those providers (the company’s customers) are reimbursed for the Invacare products sold to their customers and patients by third-party payors, including Medicare and Medicaid. The U.S. federal government and the governments in the states and other countries in which the company operates regulate many aspects of the company’s business. As a part of the health care industry, the company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Government agencies periodically open investigations and obtain information from health care suppliers and manufacturers pursuant to the legal process. Violations of law or regulations can result in severe administrative, civil and criminal penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on the company’s business. While the company has established numerous policies and procedures to address compliance with these laws and regulations, there can be no assurance that the company's efforts will be effective to prevent a material adverse effect on the company’s business from noncompliance issues.

The company received a subpoena in 2006 from the U.S. Department of Justice seeking documents relating to three long-standing and well-known promotional and rebate programs maintained by the company. The company believes that the programs described in the subpoena are in compliance with all applicable laws and the company has cooperated fully with the government investigation. As of February 2012, the subpoena remains pending. See also the previous two Risk Factors regarding the FDA's regulatory enforcement actions.

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
The company’s products are sold primarily through a network of medical equipment and home health care providers, extended care facilities, hospital and HMO-based stores and other providers. In addition, the company sells directly to various government providers throughout the world. Many of these providers (the company’s customers) are reimbursed for the products and services provided to their customers and patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans and managed care programs. Most of these programs set maximum reimbursement levels for some of the products sold by the company in the United States and abroad. If third-party payors deny coverage, make the reimbursement process or documentation requirements more uncertain or further reduce their current levels of reimbursement (i.e., beyond the reductions described below), or if the company’s costs of production do not decrease to keep pace with decreases in reimbursement levels, the company may be unable to sell the affected product(s) through its distribution channels on a profitable basis.

Reduced government reimbursement levels and changes in reimbursement policies have in the past added, and could continue to add, significant pressure to the company’s revenues and profitability. For example, CMS introduced national competitive bidding for nine metropolitan areas in the U.S., which went into effect in January 2011. The reimbursement rates for nine product categories were reduced by an average of 32 percent in these nine metropolitan areas. CMS is currently scheduled to expand the NCB program to an additional 91 metropolitan areas in July 2013.

Similar trends and concerns are occurring in state Medicaid programs. These recent changes to reimbursement policies, and any additional unfavorable reimbursement policies or budgetary cuts that may be adopted in the future, could adversely affect the demand for the company’s products by customers who depend on reimbursement from the government-funded programs. The percentage of the company’s overall sales that are dependent on Medicare or other insurance programs may increase as the portion of the U.S. population over age 65 continues to grow, making the company more vulnerable to reimbursement level reductions by these organizations. Reduced government reimbursement levels also could result in reduced private payor reimbursement levels because some third-party payors index their reimbursement schedules to Medicare fee schedules. Reductions in reimbursement levels also may affect the profitability of the company’s customers and ultimately force some customers without strong financial resources to go out of business. The reimbursement reductions may prove to be so dramatic that some of the company’s customers may not be able to adapt quickly enough to survive. The company is the industry’s largest creditor and an increase in bankruptcies in the company’s customer base could have an adverse effect on the company’s financial results.

Outside the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for new home health care products. The ability of hospitals and other providers supported by such systems to purchase the company’s products is dependent, in part, upon public budgetary constraints. Various countries have tightened reimbursement rates and other countries may follow. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of the company’s products may decline, which could adversely affect the company’s net sales.

The impact of all the changes discussed above is uncertain and could have a material adverse effect on the company’s business, financial condition and results of operations.

The adoption of healthcare reform and other legislative developments in the United States may adversely affect the company’s business, results of operations and/or financial condition.
In March 2010, significant reforms to the healthcare system were adopted as law in the United States under the Patient Protection and Affordable Care Act. The law includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law imposes a 2.3% sales-based excise tax on U.S. sales by manufacturers of most medical devices beginning in 2013. The excise tax will be deductible by the manufacturer on its federal income tax return. The excise tax will not apply to medical devices that the Secretary of Treasury determines are generally purchased by the general public at retail for individual use. In January 2012, the Department of the Treasury issued guidance on the definition of a taxable medical device related to the excise tax. While the company believes a portion of its products will be exempt from the excise tax under the retail exemption, it is still in the process of fully analyzing the implications of the excise tax by the Department of the Treasury. The company intends to respond to the IRS and the Treasury Department to seek additional clarity on the proposed regulations. Various healthcare reform proposals have also emerged at the state level. The new law and these proposals could impact the demand for the company’s products or the prices at which the company sells its products. In addition, the excise tax may increase the company’s cost of doing business. The impact of this law and these proposals could have a material adverse effect on the company’s business, results of operations and/or financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) enacted in 2010 institutes a wide range of reforms, some of which may impact the company. Among other things, the Act contains significant corporate governance and executive compensation-related provisions that authorize or require the SEC to adopt additional rules and regulations in these areas, such as shareholder “say on pay” voting and proxy access. The impact of these provisions on the company’s business is uncertain. The Act also provides for new statutory and regulatory requirements for derivative transactions, including foreign exchange and interest rate hedging transactions. Certain transactions will be required to be cleared on exchanges, and cash collateral will be required for those transactions. While the Act provides for a potential exception from these clearing and cash collateral requirements for commercial end-users such as the company, the exception is subject to future rule making and interpretation by regulatory authorities. The company enters into foreign exchange contracts, interest rate swaps and foreign currency forward contracts from time to time to manage its exposure to commodity price risk, foreign currency exchange risk and interest rate risk. If, in the future, the company is required to provide cash collateral for its hedging transactions, it could reduce the company’s ability to execute strategic hedges. In addition, the contractual counterparties in hedging arrangements will be required to comply with the Act’s new requirements, which could ultimately result in increased costs of these arrangements to customers such as the company.

If the company’s cost reduction efforts are ineffective, the company’s revenues and profitability could be negatively impacted.
In response to reimbursement reductions and competitive pricing pressures, the company continues to initiate numerous cost reduction and organizational efficiency efforts, including globalization of its product lines. The company may not be successful in achieving the operating efficiencies and operating cost reductions expected from these efforts, and the company may experience business disruptions associated with the restructuring and cost reduction activities. These efforts may not produce the full efficiency and cost reduction benefits that the company expects. Further, these benefits may be realized later than expected, and the costs of implementing these measures may be greater than anticipated. If these measures are not successful, the company may undertake additional cost reduction efforts, which could result in future charges. Moreover, the company’s ability to achieve other strategic goals and business plans and the company’s financial performance may be adversely affected and the company could experience business disruptions with customers and elsewhere if the company’s cost reduction and restructuring efforts prove ineffective.

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

If the company's information technology systems fail, or if the company experiences an interruption in the operation of its information technology systems, then the company's business, financial condition and results of operations could be materially adversely affected.
The company relies upon the capacity, reliability and security of its information technology, or IT, systems across all of its major business functions, including research and development, manufacturing, sales, financial and administrative functions. Since the company is geographically diverse, has various business segments and has grown over the years though various acquisitions, it also has many disparate versions of IT systems across its organization. As a result of these disparate IT systems, the company faces the challenge of supporting older systems and implementing upgrades when necessary. The failure of the company's information technology systems, whether resulting from the disparate versions of IT systems across its various segments, business functions or otherwise, its inability to successfully maintain, enhance and/or replace its information technology systems, or any compromise of the integrity or security of the data that is generated from information technology systems, or any shortcomings in the company's disaster recovery platforms, could adversely affect the company's results of operations, disrupt business and make the company unable, or severely limit the company's ability to respond to customer demands. In addition, the company's information technology systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	employee or other theft;

•	attacks by computer viruses or hackers;

•	power outages; and

•	computer systems, internet, telecommunications or data network failure.
Any interruption of the company's information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on the company's results of operations or financial condition.

The industry in which the company operates is highly competitive and some of the company’s competitors may have greater financial resources than the company does.
The home medical equipment market is highly competitive and the company’s products face significant competition from other well-established manufacturers. Reduced government reimbursement levels and changes in reimbursement policies, such as the National Competitive Bidding program implemented by CMS, may drive competitors, particularly those that have greater financial resources than the company's to offer drastically reduced pricing terms in an effort to secure government acceptance of their products and pricing. Any increase in competition may cause the company to lose market share or compel the company to reduce prices to remain competitive, which could have a material adverse affect on the company’s results of operations.

The consolidation of health care customers and the company’s competitors could result in a loss of customers or in additional competitive pricing pressures.
Numerous initiatives and reforms instituted by legislators, regulators and third-party payors to reduce home medical equipment costs have resulted in a consolidation trend in the home medical equipment industry as well as among the company’s customers, including home health care providers. In the past, some of the company’s competitors have been lowering the purchase prices of their products in an effort to attract customers. This in turn has resulted in greater pricing pressures, including pressure to offer customers more competitive pricing terms, and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of the company’s customers. Further consolidation could result in a loss of customers, increased collectability risks, or increased competitive pricing pressures.

The company’s products are subject to recalls, which could harm the company’s reputation and business.
The company is subject to ongoing medical device reporting regulations that require the company to report to the FDA or similar governmental authorities in other countries if the company’s products cause, or contribute to, death or serious injury, or if they malfunction and would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries could force the company to do a field correction or recall the company’s products in the event of material deficiencies or defects in design or manufacturing. In addition, in light of a deficiency, defect in design or manufacturing or defect in labeling, the company may voluntarily elect to recall or correct the company’s products. A government mandated or voluntary recall/field correction by the company could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall/field correction would divert managerial and financial resources and could harm the company’s reputation with its customers, product users and the health care professionals that use, prescribe and recommend the company’s products. The company could have product recalls or field actions that result in significant costs to the company in the future, and these actions could have a material adverse effect on the company’s business.

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

The company also is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations, but those efforts may not adequately protect the company from significant interest rate risks. Interest on much of the company’s debt is based on the London Interbank Offered Rate (LIBOR), which is currently historically low. Increases in LIBOR could have a significant impact on the company’s reported interest expense.

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
The company may be subject to claims, litigation or other liabilities as a result of injuries caused by allegedly defective products, acquisitions the company has completed or in the intellectual property area. Any such claims or litigation against the company, regardless of the merits, could result in substantial costs and could harm the company's business or its reputation. Intellectual property litigation or claims also could require the company to:

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
The results of legal proceedings are difficult to predict and the company cannot provide any assurance that an action or proceeding will not be commenced against the company, or that the company will prevail in any such action or proceeding, such as, for example, the two shareholder derivative lawsuits described under “Legal Proceedings.” An unfavorable resolution of any legal action or proceeding could materially and adversely affect the company's business, results of operations, liquidity or financial condition or its reputation.

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

The company’s captive insurance company, Invatection Insurance Company, currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $13,000,000 in the aggregate of the company’s North American product liability exposure. The company also has additional layers of external insurance coverage insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company’s per country foreign liability limits, as applicable. There can be no assurance that the company’s current insurance levels will continue to be adequate or available at affordable rates.

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
Competition from lower cost imports sourced from Asia may negatively impact the company’s sales volumes. In the past, competition from certain of these products has caused the company to lower its prices, cutting into the company’s profit margins and reducing the company’s overall profitability.

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
The company has substantial outstanding indebtedness. This indebtedness requires a significant portion of cash flow from operations to be dedicated to the payment of principal and/or interest, thus reducing the company’s ability to use its cash flow to fund its operations, capital expenditures and future business opportunities. The company’s indebtedness also may limit the company’s ability to react to changes in the economy or its industry.

The company’s revolving credit facility contains various covenants that limit the company’s ability to engage in specified types of transactions. In addition, under the company’s revolving credit facility, it is required to satisfy and maintain specified financial ratios and other financial condition tests. These covenants could materially and adversely affect the company’s ability to finance its future operations or capital needs. Furthermore, they may restrict the company’s ability to conduct and expand its business and pursue its business strategies. The company’s ability to meet these financial ratios and financial condition tests can be affected by events beyond its control, including changes in general economic and business conditions, or they can be affected by government enforcement actions, such as, for example, adverse impacts from the consent decree of injunction required by the FDA.

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
The company has two classes of common stock. The Common Shares have one vote per share and the Class B Common Shares have 10 votes per share. As of January 1, 2012, the company’s chairman, Mr. A. Malachi Mixon, III, and certain members of management beneficially owned (including the right to acquire) approximately 31% of the combined voting power of the company’s Common Shares and Class B Common Shares and could influence the outcome of a corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the company’s assets. They also will have the power to influence or make more difficult a change in control. The interests of Mr. Mixon and his relatives may differ from the interests of the other shareholders and they may take actions with which some shareholders may disagree.

The company’s operating results and financial condition could be adversely affected if the company becomes involved in litigation regarding its patents or other intellectual property rights.
Litigation involving patents and other intellectual property rights is common in the company’s industry, and other companies within the company’s industry have used intellectual property litigation in an attempt to gain a competitive advantage. The company in the past has been, and in the future may become, a party to lawsuits involving patents or other intellectual property. If the company loses any of these proceedings, a court or a similar foreign governing body could invalidate or render unenforceable the company’s owned or licensed patents, require the company to pay significant damages, seek licenses and/or pay ongoing royalties to third parties, require the company to redesign its products, or prevent the company from manufacturing, using or selling its products, any of which would have an adverse effect on the company’s results of operations and financial condition. The company in the past has brought, and may in the future also bring, actions against third parties for infringement of the company’s intellectual property rights. The company may not succeed in these actions. The defense and prosecution of intellectual property suits, proceedings before the U.S. Patent and Trademark Office or its foreign equivalents and related legal and administrative proceedings are both costly and time consuming. Protracted litigation to defend or prosecute the company’s intellectual property rights could seriously detract from the time the company’s management would otherwise devote to running its business. Intellectual property litigation relating to the company’s products could cause its customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the litigation.

If the company is unable to protect its intellectual property rights or resolve successfully claims of infringement brought against it, the company's product sales and business could be affected adversely.
The company's business depends in part on its ability to establish, protect, safeguard and enforce its intellectual property and contractual rights and to defend against any claims of infringement, both of which involve complex legal, factual and marketplace uncertainties. The company relies on a combination of patent, trade secret, copyright and trademark law and security measures to protect its intellectual property, but effective intellectual property protection may not be available in all places that the company sells its products or services, particularly in certain foreign jurisdictions. In addition, the company uses nondisclosure, confidentiality agreements and invention assignment agreements with many of its employees, and nondisclosure and confidentiality agreements with certain third parties, in an effort to help protect its proprietary technology and know-how. If these agreements are breached or the company's intellectual property is otherwise misappropriated, the company may have to rely on litigation to enforce its intellectual property rights. If any of these measures are unsuccessful in protecting the company's intellectual property, the company's business may be affected adversely.

In addition, the company may face claims of infringement that could interfere with its ability to use technology or other intellectual property rights that are material to the company's business operations. In the event that a claim of infringement against the company is successful, the company may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that the company was using, or the company may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. If the company is unable to obtain licenses on reasonable terms, it may be forced to cease selling or using the products that incorporate the challenged intellectual property, or to redesign or, in the case of trademark claims, rename its products to avoid infringing the intellectual property rights of third parties, which may not be possible, or if possible, may be time-consuming. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to the company and adversely affect the company's business and financial condition.

The company also holds patent and other intellectual property licenses from third parties for some of its products and on technologies that are necessary in the design and manufacture of some of the company's products. The loss of these licenses could prevent the company from, or could cause additional disruption or expense in, manufacturing, marketing and selling these products, which could harm the company's business.

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
The company’s future success will depend, in part, upon the continued service of key managerial, research and development staff and sales and technical personnel. In addition, the company’s future success will depend on its ability to continue to attract and retain other highly qualified personnel, including personnel experienced in quality systems and regulatory affairs. If the company is not successful in retaining its current personnel or in hiring or retaining qualified personnel in the future, the company’s business may be adversely affected. The company’s future success depends, to a significant extent, on the abilities and efforts of its executive officers and other members of its management team. If the company loses the services of any of its management team, the company’s business may be adversely affected.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.        Properties.

The company owns or leases its warehouses, offices and manufacturing facilities and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2011 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company included in this report and in the table below:

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
North American/HME Operations
Akron, Ohio	17,477	December 2013	One (1 yr.)	Offices
Alexandria, Virginia	230	September 2012	None	Offices
Alpharetta, Georgia	11,665	March 2014	None	Warehouse and Offices
Arlington, Texas	63,626	May 2015	None	Warehouse
Atlanta, Georgia	91,418	April 2016	None	Warehouse and Offices
Beijing, China	1,399	January 2013	None	Offices
Cranbury, New Jersey	111,987	April 2018	Two (3 yr.)	Warehouse and Offices
Elyria, Ohio
—1200 Taylor Street	251,656	Own	—	Manufacturing and Offices
—899 Cleveland Street	111,738	November 2013	None	Warehouse
—One Invacare Way	50,000	Own	—	Headquarters
—1320 Taylor Street	30,000	January 2015	One (5 yr.)	Offices
—1166 Taylor Street	4,800	Own	—	Warehouse and Offices
—56 Ternes Avenue	12,001	December 2012	One (1 yr.)	Warehouse
Kirkland, Quebec	26,196	November 2015	None	Manufacturing, Warehouse and Offices
Marlboro, New Jersey	2,800	June 2012	None	Offices
Mississauga, Ontario	61,375	February 2016	None	Warehouse and Offices
Morton, Minnesota	28,400	May 2012	Two (3 yr.)	Manufacturing, Warehouse and Offices
North Ridgeville, Ohio	152,861	Own	—	Manufacturing, Warehouse and Offices
Pharr, Texas	4,375	November 2012	None	Warehouse and Offices
Pinellas Park, Florida	11,400	July 2012	None	Manufacturing and Offices
Pinellas Park, Florida	3,200	June 2012	Two (1 yr.)	Manufacturing
Reynosa, Mexico	152,256	Own	—	Manufacturing and Offices
Sanford, Florida	116,272	Own	—	Manufacturing and Offices
Scarborough, Ontario	5,428	February 2014	None	Manufacturing and Offices
Shenzhen, China	2,901	September 2012	None	Offices
Simi Valley, California	38,501	February 2014	One (5 yr.)	Manufacturing, Warehouse and Offices
Spicewood, Texas	6,500	Month to Month	None	Manufacturing and Offices
Suzhou, China	11,840	December 2012	None	Manufacturing and Offices
Suzhou, China	88,861	October 2012	None	Manufacturing and Offices
Tonawanda, New York	7,515	March 2013	None	Warehouse and Offices
Vaughan, Ontario	26,637	December 2015	None	Manufacturing and Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Invacare Supply Group
Cranbury, New Jersey	127,963	April 2018	Two (3 yr.)	Warehouse and Offices
Grand Prairie, Texas	87,508	August 2015	One (5 yr.)	Warehouse and Offices
Jacksonville, Florida	79,652	September 2014	Two (3 yr.)	Warehouse and Offices
Milford, Massachusetts	29,582	December 2015	None	Offices
Rancho Cucamonga, California	55,890	April 2012	None	Warehouse and Offices
South Bend, Indiana	80,000	April 2019	One (3 yr.)	Warehouse and Offices

Institutional Products Group
Albuquerque, New Mexico	1,928	June 2012	None	Warehouse and Offices
Boise, Idaho	1,670	Month to Month	None	Warehouse and Offices
Brookfield, Wisconsin	5,600	January 2013	Two (3 yr.)	Warehouse and Offices
Chicopee, Massachusetts	4,800	November 2015	Two (3 yr.)	Warehouse and Offices
Eden Prairie, Minnesota
—7564 Market Place Drive	3,764	September 2013	Two (3 yr.)	Warehouse and Offices
—6837 Washington Avenue S	1,950	Month to Month	None	Warehouse and Offices
Edwardsville, Kansas	1,250	Month to Month	None	Warehouse and Offices
Elkhart, Indiana	44,718	March 2014	One (3 yr.)	Manufacturing, Warehouse and Offices
Eureka, California	1,302	January 2015	One (3 yr.)	Warehouse and Offices
Fresno, California	1,600	April 2012	None	Warehouse and Offices
Hampden, Maine	4,800	September 2012	Two (1 yr.)	Warehouse and Offices
Hayward, California	4,800	July 2012	One (1 yr.)	Warehouse and Offices
Kansas City, Missouri	4,964	February 2013	One (3 yr.)	Warehouse and Offices
Knoxville, Tennessee	2,400	May 2012	One (1 yr.)	Warehouse and Offices
Lakewood, Washington
—10111 S. Tacoma Way, Ste D2	3,210	April 2012	None	Warehouse and Offices
—10111 S. Tacoma Way, Ste A3	7,167	Month to Month	None	Warehouse and Offices
Las Vegas, Nevada	1,609	December 2012	None	Warehouse and Offices
Lithia Springs, Georgia	4,000	December 2012	None	Warehouse and Offices
London, Ontario	103,200	Own	—	Manufacturing and Offices
Midvale, Utah	2,050	Month to Month	None	Warehouse and Offices
Modesto, California	3,675	January 2013	Two (3 yr.)	Warehouse and Offices
Norristown, Pennsylvania	3,790	February 2013	None	Warehouse and Offices
North Highlands, California	3,923	February 2015	One (3 yr.)	Warehouse and Offices
Norwood, Massachusetts	15,000	February 2014	One (3 yr.)	Warehouse and Offices
Phoenix, Arizona	2,289	Month to Month	None	Warehouse and Offices
Pittsburgh, Pennsylvania	2,912	August 2014	None	Manufacturing and Offices
Portland, Oregon	2,500	November 2014	None	Warehouse and Offices
Rancho Dominguez, California	15,000	August 2014	None	Warehouse and Offices
San Bernardino, California	2,124	July 2012	None	Manufacturing and Offices
San Diego, California	2,025	August 2012	None	Manufacturing, Warehouse and Offices
Springfield, Oregon	3,264	November 2012	None	Warehouse and Offices
Spokane Valley, Washington	2,400	July 2012	None	Warehouse and Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Institutional Products Group
St. Louis, Missouri	8,196	July 2013	Two (3 yr.)	Offices
Tampa, Florida	3,750	November 2014	One (3 yr.)	Warehouse and Offices
Wallingford, Connecticut	4,000	December 2013	One (3 yr.)	Warehouse and Offices
Warwick, Rhode Island	3,100	Month to Month	One (1 yr.)	Warehouse and Offices
Woburn, Massachusetts	5,200	February 2014	None	Warehouse and Offices

Asia/Pacific Operations
Auckland, New Zealand	30,518	September 2014	None	Manufacturing, Warehouse and Offices
Banyo, QLD, Australia	26,791	September 2013	One (5 yr.)	Warehouse and Offices
Carrum Downs, VIC, Australia	16,006	November 2012	One (5 yr.)	Warehouse and Offices
Christchurch, New Zealand	13,691	December 2014	Two (6 yr.)	Offices
Christchurch, New Zealand	22,027	December 2014	One (3 yr.)	Manufacturing, Warehouse and Offices
Kidderminster, United Kingdom	6,200	January 2018	None	Warehouse and Offices
Malaga, WA, Australia	8,396	April 2014	One (3 yr.)	Warehouse and Offices
Netley, SA, Australia	3,428	June 2016	One (5 yr.)	Warehouse and Offices
North Olmsted, Ohio	2,280	October 2012	One (3 yr.)	Warehouse and Offices
North Rocks, NSW, Australia	45,712	August 2012	Two (3 yr.)	Warehouse and Offices
Shanghai, China	802	December 2012	None	Offices

European Operations
Albstadt, Germany	73,894	February 2018	Two (5 yr.)	Manufacturing, Warehouse and Offices
Albstadt, Germany	12,917	November 2012	One (1 yr.)	Warehouse
Anderstorp, Sweden	47,576	Own	—	Manufacturing, Warehouse and Offices
Bergen, Norway	1,076	November 2012	One (6 mos.)	Warehouse and Offices
Brondby, Denmark	17,922	Month to Month	One (1 yr.)	Warehouse and Offices
Dio, Sweden	110,524	Own	—	Manufacturing, Warehouse and Offices
Dublin, Ireland	5,000	December 2024	Three (5 yr.)	Warehouse and Offices
Ede, The Netherlands	12,917	November 2016	One (5 yr.)	Warehouse
Ede, The Netherlands	9,257	November 2016	One (5 yr.)	Offices
Fondettes, France	191,856	Own	—	Manufacturing and Warehouse
Girona, Spain	14,639	January 2017	—	Warehouse and Offices
Gland, Switzerland	5,586	September 2012	One (1 yr.)	Offices
Gland, Switzerland	1,184	September 2012	One (1 yr.)	Offices
Goteborg, Sweden	10,118	September 2012	One (3 yr.)	Warehouse
Hong, Denmark	155,541	Own	—	Warehouse and Offices
Isny, Germany	47,232	Own	—	Manufacturing, Warehouse and Offices
Isny, Germany	1,615	Own	—	Warehouse
Kinross, United Kingdom	4,800	Month to Month	—	Warehouse and Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
European Operations
Kristiansand, Norway	646	January 2016	One (6 mos.)	Services and Offices
Lillehammer, Norway	807	November 2013	One (6 mos.)	Services and Offices
Loppem, Belgium	4,036	March 2015	—	Warehouse and Offices
Mondsee, Austria	1,508	March 2014	One (3 yr.)	Warehouse and Offices
Mondsee, Austria	767	March 2013	One (3 yr.)	Offices
Oporto, Portugal	88,270	November 2015	One (1 yr.)	Manufacturing, Warehouse and Offices
Oporto, Portugal	88,270	November 2015	One (1 yr.)	Manufacturing, Warehouse and Offices
Oskarshamn, Sweden	1,076	December 2012	One (1 yr.)	Warehouse
Oslo, Norway	24,262	April 2016	One (6 mos.)	Manufacturing, Warehouse and Offices
Pencoed, United Kingdom	150,000	December 2019	None	Manufacturing and Offices
Porta Westfalica, Germany	134,563	November 2021	Two (5yr.)	Manufacturing, Warehouse and Offices
Porta Westfalica, Germany	8,930	February 2013	One (1 yr.)	Warehouse
Spanga, Sweden	16,146	Own	—	Warehouse and Offices
Thiene, Italy	21,528	Own	—	Warehouse and Offices
Thiene, Italy	10,764	October 2012	None	Warehouse
Tromso, Norway	678	June 2016	One (6 mos.)	Services and Offices
Trondheim, Norway	5,027	December 2013	One (6 mos.)	Services and Offices
Witterswil, Switzerland	40,343	March 2015	One (5 yr.)	Manufacturing, Warehouse and Offices
Witterswil, Switzerland	2,241	Month to Month	None	Warehouse
Witterswil, Switzerland	2,241	Month to Month	None	Warehouse

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

In December 2010, the FDA requested that the company agree to a consent decree of injunction at the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio, the proposed terms of which would require the suspension of certain operations at those facilities until they are certified by the company and then determined by FDA to be in compliance with FDA quality system regulations. The company is in the process of negotiating with the FDA on the terms of the consent decree. There can be no assurance that the company will be able to successfully conclude its negotiations with the FDA. In addition, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. See Item 1A. Risk Factors. At the time of this filing, these matters remain pending.

As previously disclosed, on August 23, 2011, the City of Lansing Police and Fire Retirement System (the “Lansing Retirement System”), a holder of approximately 3,400 common shares of the company, filed a shareholder derivative action in the Court of Common Pleas in Lorain County, Ohio against the company's board of directors and the company nominally. In March 2011, a lawyer for the Lansing Retirement System sent the company's board of directors a letter demanding that the company initiate a lawsuit against members of its board and any other culpable parties for damages allegedly suffered by the company primarily in connection with certain matters relating to the warning letter from the FDA following inspections in 2010. The company's board appointed a special committee of independent directors that worked with independent counsel to review and recommend a response to these allegations. After a thorough review of the shareholder's allegations by the special committee, the board determined that it was not in the company's best interests to pursue any of the actions requested in the letter. The Lansing Retirement System then filed this litigation, which the company has removed to the U.S. District Court, Northern District of Ohio, Eastern Division.

On February 2, 2012, another shareholder derivative lawsuit asserting similar claims to those asserted by the Lansing Retirement System was filed by a purported shareholder of the company, Mary Witmer (“Witmer”), who has not issued a demand letter, against substantially all of the directors and the company nominally in the U.S. District Court, Northern District of Ohio, Eastern Division. The Witmer complaint also alleges claims of unjust enrichment and waste of corporate assets, as well as requesting specific corporate governance reforms.

In accordance with the company's organizational documents and indemnification agreements entered into between the company and its executive officers and directors, the costs of the shareholder derivative lawsuits brought by both the Lansing Retirement System and Witmer will be borne by the company. The company has notified its directors' and officers' insurance carrier of the Witmer and the Lansing Retirement System matters.

The company received a subpoena in 2006 from the U.S. Department of Justice seeking documents relating to three long-standing and well-known promotional and rebate programs maintained by the company. The company believes that the programs described in the subpoena are in compliance with all applicable laws and the company has cooperated fully with the government investigation.  As of February 2012, the subpoena remains pending.

Item 4.        Mine Safety Disclosures.
None.

Executive Officers of the Registrant.*

The following table sets forth the names of the executive officers of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name	Age	Position
A. Malachi Mixon, III	71	Chairman of the Board of Directors
Gerald B. Blouch	65	President and Chief Executive Officer and Director
Robert K. Gudbranson	48	Senior Vice President, Chief Financial Officer and Treasurer
Anthony C. LaPlaca	53	Senior Vice President—General Counsel and Secretary
Joseph B. Richey, II	75	President—Invacare Technologies, Senior Vice President—Electronics and Design Engineering and Director
Louis F.J. Slangen	64	Senior Vice President—Corporate Marketing and Chief Product Officer
Patricia A. Stumpp	50	Senior Vice President—Human Resources
Carl E. Will	41	Senior Vice President—Global Commercial Operations
 ________________________

*	The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

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

Anthony C. LaPlaca was appointed Senior Vice President, General Counsel and Secretary effective January 2009. Previously, Mr. LaPlaca served as Vice President and General Counsel for six and a half years with Bendix Commercial Vehicle Systems LLC, a member of the Knorr-Bremse group, a supplier of commercial vehicle safety systems. Prior to that, he served as Vice President and General Counsel to Honeywell Transportation & Power Systems and General Counsel to Honeywell Commercial Vehicle Systems LLC.

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

Patricia A. Stumpp has been the Senior Vice President—Human Resources since September 2009. Mrs. Stumpp joined Invacare in 1991 and was promoted to her current position in 2009. Previously, Mrs. Stumpp served as Director of Compensation & Benefits from January 2001 to August 2009 and as Director of the Human Resources Group from August 2006 until August 2009. She also has prior experience in healthcare, small business and the services industry. She holds a B.A. in Psychology and M.B.A. from The University of Toledo.

Carl E. Will has been Senior Vice President—Global Commercial Operations since September 2010. Mr. Will served as Senior Vice President—North American Homecare from January 2007 through September 2010 previously serving as Group Vice President of Standard Products and IPG. Mr. Will is responsible for revenue and earnings across all lines of business, channels and geographies, as well as expanding Invacare’s global market share. Prior to joining Invacare, Mr. Will was responsible for commercial operations at General Electric in the Light Emitting Diode (LED) division and served as a strategic consultant at McKinsey and Company. He received a B.S. degree in Accounting from The Ohio State University and an M.B.A. from the Fuqua School of Business at Duke University.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Invacare’s Common Shares, without par value, trade on the New York Stock Exchange (NYSE) under the symbol “IVC.” Ownership of the company’s Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members without first being converted into Common Shares. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The number of record holders of the company Common Shares and Class B Common Shares at February 23, 2012 was 2,931 and 23, respectively. The closing sale price for the Common Shares on February 23, 2012 as reported by NYSE was $17.29. The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares and dividends in each of the two most recent fiscal years were as follows:

	2011			2010
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
Quarter Ended:
December 31	$24.80	$14.70	$0.0125	$30.71	$26.52	$0.0125
September 30	34.29	22.85	0.0125	26.51	20.00	0.0125
June 30	33.58	30.99	0.0125	27.50	21.02	0.0125
March 31	31.12	27.64	0.0125	30.16	24.52	0.0125

During 2011 and 2010, the Board of Directors also declared annualized dividends of $0.045 per Class B Common Share. For information regarding limitations on the payment of dividends in the company loan and note agreements, see Long Term Debt in the Notes to the Consolidated Financial Statements included in this report. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Invacare Corporation, The S&P 500 Index,
The Russell 2000 Index and S&P Healthcare Equipment & Supplies

$140
$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
Invacare Corporation
S&P 500
Russell 2000
S&P Healthcare Equipment & Supplies

	12/06	12/07	12/08	12/09	12/10	12/11
Invacare Corporation	$100.00	$102.90	$63.53	$102.35	$123.97	$63.01
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
S&P Healthcare Equipment & Supplies	100.00	109.61	77.87	98.82	101.01	100.02
Copyright © 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
________________________

*	The S&P Healthcare Equipment & Supplies Index is a capitalization-weighted average index comprised of health care companies in the S&P 500 Index.

The graph assumes $100 invested on December 31, 2006 in the common shares of Invacare Corporation, S&P 500 Index, Russell 2000 Index and the S&P Healthcare Equipment & Supplies Index, including reinvestment of dividends, through December 31, 2011.

The following table presents information with respect to repurchases of common shares made by the company during the three months ended December 31, 2011.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
10/1/2011	-	10/31/11	30,425	$21.20	—	2,453,978
11/1/2011	-	11/30/11	—	—	—	2,453,978
12/1/2011	-	12/31/11	—	—	—	2,453,978
Total			30,425	$21.20	—	2,453,978
________________________

(1)
All 30,425 shares repurchased between October 1, 2011 and October 31, 2011 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees under the company’s 2003 Performance Plan.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased 750,422 shares pursuant to this Board authorized program during 2011.

During 2011, the company purchased a total of $63,351,000 in principal amount of its outstanding 4.125% Convertible Senior Subordinated Debentures due 2027 in open market transactions for an aggregate of approximately $87,447,000, plus accrued and unpaid interest. The company may continue from time to time seek to retire or purchase the company’s outstanding 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise.

The equity compensation plan information required under Item 201(d) of Regulation S-K is incorporated by reference to the information under the caption "Equity Compensation Plan Information" in the company's definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 6.        Selected Financial Data.
The selected consolidated financial data set forth below with respect to the company’s consolidated statements of operations, cash flows and shareholders’ equity for the fiscal years ended December 31, 2011, 2010 and 2009, and the consolidated balance sheets as of December 31, 2011 and 2010 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of operations, cash flows and shareholders’ equity data for the fiscal years ended December 31, 2008 and 2007 and consolidated balance sheet data for the fiscal years ended December 31, 2009, 2008 and 2007 are derived from the company’s previously filed Consolidated Financial Statements. The data set forth below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	2011 *	2010 **	2009 ***	2008 ****	2007 *****
	(In thousands, except per share and ratio data)
Earnings
Net Sales	$1,801,130	$1,722,081	$1,693,136	$1,755,694	$1,602,237
Net Earnings (loss)	(4,113)	25,341	41,179	34,857	(1,714)
Net Earnings (loss) per Share—Basic	(0.13)	0.78	1.29	1.09	(0.05)
Net Earnings (loss) per Share—Assuming Dilution	(0.13)	0.78	1.29	1.09	(0.05)
Dividends per Common Share	0.05	0.05	0.05	0.05	0.05
Dividends per Class B Common Share	0.04545	0.04545	0.04545	0.04545	0.04545
Balance Sheet
Current Assets	$528,770	$526,159	$528,464	$551,058	$591,085
Total Assets	1,281,054	1,280,400	1,359,501	1,314,473	1,500,042
Current Liabilities	287,939	290,308	290,327	284,998	326,611
Working Capital	240,831	235,851	238,137	266,060	264,474
Long-Term Debt	260,440	238,090	272,234	407,707	457,233
Other Long-Term Obligations	106,150	99,591	95,703	88,826	106,046
Shareholders’ Equity	626,525	652,411	701,237	532,942	610,152
Other Data
Research and Development Expenditures	$27,556	$25,954	$25,725	$24,764	$22,491
Capital Expenditures	22,160	17,353	17,999	19,957	20,068
Depreciation and Amortization	38,883	36,804	40,562	43,744	43,717
Key Ratios
Return on Sales %	(0.2)	1.5	2.4	2.0	(0.1)
Return on Average Assets %	(0.3)	1.9	3.1	2.5	(0.1)
Return on Beginning Shareholders’ Equity %	(0.6)	3.6	7.7	5.7	(0.4)
Current Ratio	1.8:1	1.8:1	1.8:1	1.9:1	1.8:1
Debt-to-Equity Ratio	0.4:1	0.4:1	0.4:1	0.8:1	0.7:1
  ________________________

*
Reflects loss on debt extinguishment including debt finance charges and associated fees of $24,200 ($24,200 after tax or $0.76 per share assuming dilution) as a result of the company’s decision to extinguish higher interest rate debt; asset write-downs for goodwill and intangibles of $49,480 ($48,719 after tax or $1.52 per share assuming dilution); restructuring charge of $10,870 ($10,599 after tax or $0.33 per share assuming dilution); and a tax benefit in Germany of $4,947 ($4,947 after tax or $0.15 per share assuming dilution).

**
Reflects loss on debt extinguishment including debt finance charges and associated fees of $40,164 ($40,164 after tax or $1.23 per share assuming dilution) as a result of the company’s decision to extinguish higher interest rate debt.

***
Reflects restructuring charge of $4,804 ($4,124 after tax or $.13 per share assuming dilution); loss on debt extinguishment including debt fees $2,878 ($2,878 after tax or $.09 per share assuming dilution); asset write-downs for intangibles and investments of $8,409 ($7,909 after tax or $.25 per share assuming dilution).

****	Reflects restructuring charge of $4,766 ($4,516 after tax or $.14 per share assuming dilution).

*****
Reflects restructuring charge of $11,408 ($10,478 after tax or $.33 per share assuming dilution) and $13,408 expense related to finance charges, interest and fees associated with the company’s previously reported debt covenant violations ($13,408 after tax or $.42 per share assuming dilution).

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK

In December 2011, the FDA requested that the company agree to a consent decree of injunction at the company’s corporate facility and its wheelchair manufacturing facility in Elyria, Ohio, the proposed terms of which would require the suspension of certain operations at those facilities until they are certified by the company and then determined by the FDA to be in compliance with FDA quality system regulations (QSR). Since the company is in the process of negotiating with the FDA on the terms of the consent decree, the company is currently unable to provide guidance for 2012. Once the company is able to analyze the final terms of the FDA’s proposed consent decree of injunction, it plans on providing guidance. While the final terms of the consent decree have not been determined, it will impact orders and sales in 2012. See Item 1A. Risk Factors.
In the meantime, the company is working expeditiously to make systemic improvements to ensure full compliance with the FDA’s QSR. The company continues to add resources in order to support these efforts, which in the fourth quarter of 2011, cost the company an incremental $2,100,000. The company expects at least a similar incremental spend in each of the quarters of 2012. The company has also diverted some internal resources in order to accelerate progress on regulatory and compliance improvements. Any such diversion of resources could impact other areas of the company’s business in 2012, such as, for example, delays in new product development and the globalization initiative. However, these efforts will make Invacare, which is already the market leader in the home and long-term care industries, an even better company.

RESULTS OF OPERATIONS

2011 Versus 2010

Net Sales. Consolidated net sales for 2011 increased 4.6% for the year, to $1,801,130,000 from $1,722,081,000 in 2010. Foreign currency translation increased net sales 2.2 percentage points while acquisitions increased sales by 0.7 of a percentage point. The organic net sales increase was 1.7% which was driven by growth in all segments except Asia/Pacific.

North America/Home Medical Equipment (NA/HME)
NA/HME net sales increased 1.1% in 2011 versus the prior year to $746,782,000 from $738,441,000 with foreign currency translation increasing net sales by 0.3 of a percentage point. The organic net sales increase of 0.8% was driven by respiratory therapy partially offset by net sales declines in mobility and seating products. Specifically, net sales increases in stationary and portable oxygen concentrators and Invacare® Homefill® Oxygen systems were partially offset by decreases in net sales of powered mobility products including custom and consumer power wheelchairs.

Invacare Supply Group (ISG)
ISG net sales increased 0.7% in 2011 over the prior year to $299,491,000 from $297,517,000. The net sales increase was primarily the result of volume increases in urological and ostomy products, partially offset by declines in infusion and enteral products.

Institutional Products Group (IPG)
IPG net sales increased 27.4% in 2011 over the prior year to $124,121,000 from $97,419,000. Foreign currency translation increased net sales by 0.5 of a percentage point and acquisitions increased net sales by 12.0 percentage points. The organic net sales increase of 14.9% was largely driven by net sales increases in beds and dialysis chairs. As a result of an acquisition that expanded the company's North American rental operations, management re-evaluated its rental operations and determined that net sales are more closely aligned with institutional customers and as a result, these operations are now included and evaluated as part of the Institutional Products Group. Last year, the North American rental operations were included in the NA/HME segment. Prior year segment information has been restated for this change.

Europe
European net sales increased 7.6% in 2011 compared to the prior year to $544,537,000 from $506,069,000 with foreign currency translation increasing net sales by 5.4 percentage points. Organic net sales increased 2.2% attributable to increases in mobility and seating, respiratory therapy and lifestyle products.

Asia/Pacific
Asia/Pacific net sales increased 4.3% in 2011 from the prior year to $86,199,000 from $82,635,000. Foreign currency translation increased net sales by 10.3 percentage points. The organic net sales decline of 6.0% was driven by the company's Australian and New Zealand distribution businesses. Changes in exchange rates, particularly with the Euro and U.S. Dollar, have had, and may continue to have, a significant impact on sales in this segment.

Gross Profit. Consolidated gross profit as a percentage of net sales was 28.8% in 2011 as compared to 29.6% in 2010. The margin decline was principally related to sales mix favoring lower margin product lines and lower margin customers, pricing pressure, primarily in the European segment, and increased warranty costs. Gross profit as a percentage of net sales for IPG and Asia/Pacific segments were favorable as compared to the prior year with NA/HME and European segments unfavorable to the prior year.

NA/HME gross profit as a percentage of net sales decreased by 3.0 percentage points in 2011 from the prior year. The decline in margins was principally due to an unfavorable sales mix favoring lower margin customers and product lines, and increased warranty costs.

ISG gross profit as a percentage of net sales was flat to the prior year. While freight costs increased as compared to last year, this was offset by a favorable customer mix and volume increases.

IPG gross profit as a percentage of net sales increased 5.3 percentage points in 2011 from the prior year. The increase in margin is primarily attributable to volume increases, reduced freight cost and favorable impact from the rental acquisition in the current year.

Gross profit in Europe as a percentage of net sales declined 0.4 percentage points in 2011 from the prior year. The decrease was primarily a result of unfavorable product mix toward lower margin product and lower margin customers, pricing pressures primarily in personal care products and unfavorable foreign currency transactions.

Gross profit in Asia/Pacific as a percentage of net sales increased by 1.4 percentage points in 2011 from the prior year. The improvement was primarily as a result of favorable foreign currency impact principally due to the strengthening of the U.S. dollar partially offset by volume declines.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales were 23.4% in 2011 and 23.9% in 2010. The overall dollar increase was $10,586,000 or 2.6%, with foreign currency translation increasing expenses by $12,669,000 or 3.1 percentage points and acquisitions increasing expenses by $7,944,000 or 1.9 percentage points. Excluding acquisitions and the impact of foreign currency translation, SG&A expenses decreased $10,027,000 or 2.4%. This decrease is primarily attributable to reduced bad debt and product liability expenses, as well as decreased associate costs, including certain retirement plan costs, partially offset by increased legal, regulatory and compliance costs as well as unfavorable foreign currency transactions.

SG&A expenses for NA/HME decreased 5.0% or $10,615,000 in 2011 compared to 2010 with foreign currency translation increasing SG&A expense by $704,000. Excluding the foreign currency translation, SG&A expense decreased $11,319,000 or 5.4% primarily due to reduced bad debt and product liability expenses, as well as decreased associate costs, including certain retirement plan costs, partially offset by increased legal, regulatory and compliance costs.

SG&A expenses for ISG decreased by 2.7% or $718,000 in 2011 compared to 2010 principally due to reduced bad debt expense.

SG&A expenses for IPG increased by 37.6% or $9,484,000 in 2011 compared to 2010. Acquisitions increased SG&A expenses by 31.5 percentage points or $7,944,000, while foreign currency translation increased expense by $48,000 or 0.2 of a percentage point. Excluding the impact of acquisitions and foreign currency translation, SG&A expenses increased by $1,492,000 or 5.9% due to increased associate costs, including commission expense, partially offset by favorable currency transaction effects associated with the Canadian Dollar versus the U.S. Dollar.

European SG&A expenses increased by 7.2% or $8,725,000 in 2011 compared to 2010. Foreign currency translation increased SG&A expenses by approximately $8,815,000. Excluding the foreign currency translation impact, SG&A expenses decreased by $90,000.

Asia/Pacific SG&A expenses increased 13.4% or $3,710,000 in 2011 compared to 2010. Foreign currency translation increased expenses by $3,102,000. Excluding the foreign currency translation impact, SG&A expenses increased $608,000 or 2.2% primarily due to increased associate costs.

 Asset write-downs to goodwill and intangible assets. The company undertakes its annual impairment test of goodwill and intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other, as of October 1 each year. As a result of the reduced forecasted profitability of its Asia/Pacific segment, the company recorded an impairment charge of $39,729,000 ($39,729,000 after tax), which represented the entire goodwill amount for the segment. In December 2011, the FDA requested that the company agree to a consent decree of injunction at the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio, the proposed terms of which would require the suspension of certain operations at those facilities until they are certified by the company and then determined by the FDA to be in compliance with FDA regulations. The significant decline in the company's stock price and market capitalization, as occurred following the announcement of the consent decree, were considered by the company as indicators of possible impairment that required an interim assessment of goodwill for impairment. The company believes the suspension of operations at its wheelchair manufacturing facility as required under the consent decree would primarily impact the company's NA/HME segment. As a result, the company reassessed its goodwill for the NA/HME segment and recorded an estimated impairment charge related for all the goodwill in this segment of $7,990,000 ($7,336,000 after tax).

In addition, the company completed its annual impairment test for intangible assets and recorded impairment charges totaling $1,761,000 ($1,654,000 after tax) related to certain intangible assets in the NA/HME, Institutional Products Group, Europe and Asia/Pacific segments.

Debt Finance Charges and Fees . In 2011, the company extinguished $63,351,000 in principal amount of its outstanding 4.125% convertible senior subordinated debentures due in February 2027. This early debt extinguishment resulted in debt fees and premium expenses of $24,200,000 comprised of $22,646,000 of premiums paid and losses recorded as a result of early debt extinguishment and $1,554,000 of expense related to deferred financing fee write-offs, which were previously capitalized.

In 2010, as part of the company's refinancing, proceeds of the refinancing were used by the company to repay amounts outstanding on its then existing $250,000,000 revolving credit facility which was not due to expire until February 2013 and repurchase all of its outstanding 9.75% Senior Notes which were not due until February 2015. During 2010, the company also extinguished $57,799,000 in principal amount of its outstanding 4.125% convertible senior subordinated debentures due in February 2027. This early debt extinguishment resulted in debt fees and premium expenses of $40,164,000 for all of these debt instruments.
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

All of these charges in 2011 and 2010 are included in the All Other segment.

 Charge Related to Restructuring Activities. As disclosed previously and as a result of the company's ongoing globalization initiative to reduce complexity within its global footprint, the company finalized the closure of two facilities in the current year: one in the European segment and the other in the NA/HME segment. The assembly activities have been transferred to other company facilities or outsourced to third parties. In addition, the company, as a continuation of its cost reduction and profit improvement initiatives, reduced headcount, primarily in the U.S. during the fourth quarter of 2011. As a result, the company incurred restructuring charges in 2011 of $10,870,000 of which $277,000 was recorded in cost of goods sold, since it related to inventory markdowns, and the remaining charge amount was included in the Charge Related to Restructuring Activities in the Consolidated Statement of Operations. The costs incurred during 2011 were principally related to severance and other associated closure costs.

Interest. Interest expense decreased to $7,963,000 in 2011 from $20,647,000 in 2010, representing a 61.4% decrease. This decrease was attributable to lower borrowing rates in 2011 as compared to 2010, and to a lesser extent, debt reduction. Interest income in 2011 was $1,444,000 as compared to $724,000 in 2010, primarily due to increased interest rates charged on financing provided to customers.

Income Taxes. The company had an effective tax rate of 173.6% in 2011 and 33.4% in 2010. The company's effective tax rate in 2011 is higher than the expected U.S. federal statutory rate due to goodwill and intangible write-offs without tax benefit and the negative impact of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, more than offsetting the benefit of foreign income taxed at rates below the U.S. statutory rate. In addition, during 2011, the company recognized a $4,947,000 tax benefit as a result of a tax settlement in Germany as the German government agreed to follow a European Court of Justice case and a German Tax Court case that impacted an open tax return year. The company's effective tax rate in 2010 is lower than the expected U.S. federal statutory rate due to earnings abroad being taxed at rates lower than the U.S. statutory rate. In both years, the company's rate was higher than it otherwise would have been due to losses without benefit, and due to valuation allowances in the United States, Denmark, Australia and New Zealand. See “Income Taxes” in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Research and Development. The company continues to invest in research and development activities to maintain its competitive advantage. The company dedicates funds to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, increased to $27,556,000 in 2011 from $25,954,000 in 2010. The expenditures, as a percentage of net sales, were 1.5% and 1.5% in 2011 and 2010, respectively.

2010 Versus 2009
Net Sales. Consolidated net sales for 2010 increased 1.7% for the year, to $1,722,081,000 from $1,693,136,000 in 2009. Foreign currency translation increased net sales by 0.3 of a percentage point while acquisitions increased sales by 0.4 of a percentage point. The organic net sales increase was 1.0% which was driven by growth in ISG, Europe and Asia/Pacific segments.

North America/Home Medical Equipment
NA/HME net sales decreased 1.1% in 2010 versus the prior year to $738,441,000 from $747,018,000. Foreign currency translation increased net sales by 0.8 of a percentage point. The organic net sales decline of 1.9% was driven by a decline in the Respiratory product line partially offset by increases in Standard and Mobility and Seating product lines. Respiratory product line net sales decreased by 16.9% in 2010, primarily driven by lower sales of both concentrators and HomeFill® oxygen delivery systems to national providers. Standard product line net sales improved by 2.6% in 2010, driven by increased volumes in standard wheelchairs, beds and therapeutic support surfaces. Mobility and Seating product line net sales increased by 2.0% in 2010 primarily driven by increases in custom power products.

Invacare Supply Group
ISG net sales increased 6.1% in 2010 over the prior year to $297,517,000 from $280,295,000. The net sales increase was primarily in the result of volume increases in diabetic, incontinence, ostomy and urological products.

Institutional Products Group
IPG net sales increased 7.3% in 2010 over the prior year to $97,419,000 from $90,806,000 with an acquisition increasing net sales by 7.1 percentage points while foreign currency translation increased net sales by 0.7 of a percentage point. The organic net sales decrease of 0.5 percentage points was largely driven by continued weakness in capital expenditures by nursing home customers, due primarily to budgetary pressures in state Medicaid programs.
Europe
European net sales increased 0.6% in 2010 compared to the prior year to $506,069,000 from $503,084,000 with foreign currency translation decreasing net sales by 1.9 percentage points. Organic net sales increased 2.5% attributable to increases in France, U.K., Germany and Sweden and increases in Standard and Respiratory product lines.

Asia/Pacific
Asia/Pacific net sales increased 14.9% in 2010 from the prior year to $82,635,000 from $71,933,000. Foreign currency translation increased net sales by 12.9 percentage points. The organic net sales growth of 2.0% was driven by the company's New Zealand distribution business and increased demand for product from the company's subsidiary which produces microprocessor controllers.

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

NA/HME gross profit as a percentage of net sales increased by 1.0 percentage points in 2010 versus 2009. The improvement in margins was primarily a result of cost reduction initiatives including freight and warranty expenses.

ISG gross profit as a percentage of net sales decreased 0.6 percentage points in comparison to the prior year. The decrease was primarily as a result of unfavorable product mix to lower margin diabetic and ostomy products partially offset by volume increases and cost reduction programs including freight costs.

IPG gross profit as a percentage of net sales increased 4.5 percentage points in 2010 from the prior year. The increased in margin is primarily attributable to favorable mix toward rental business, which had higher margins, and cost reduction activities which were partially offset by reduced volumes.

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

SG&A expenses for NA/HME increased 2.1% or $4,267,000 in 2010 compared to 2009. Foreign currency increased SG&A expense by $1,672,000. Excluding the acquisition and foreign currency translation, SG&A expense increased $2,595,000 or 1.3% primarily due to increased associate costs, and higher legal expenses related to enforcement of intellectual property rights. In addition, the SG&A expenses for 2010 include an impairment charge related to a customer list of $248,000 recorded as a result of the company's 2010 intangible impairment review.

SG&A expenses for ISG decreased by 4.8% or $1,357,000 in 2010 compared to 2009. The decrease is primarily attributable to a decrease in distribution and marketing costs partially offset by increased bad debt expense.

SG&A expenses for IPG increased by 48.8% or $8,282,000 in 2010 compared to 2009. An acquisition increased these expenses by $4,455,000 while foreign currency translation increased SG&A expenses by $242,000 or 1.4 percentage points. Excluding the impact of acquisitions and foreign currency translation, SG&A expenses increased by $3,585,000 due to increased associate costs and unfavorable currency transaction effects associated with the Canadian Dollar versus the U.S. Dollar. In addition, the SG&A expenses for 2010 include an impairment charge related to a trademark of $336,000 recorded as a result of the company's 2010 intangible impairment review.

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

Debt Finance Charges and Fees Associated with Debt Refinancing. In 2010, as part of the company's refinancing, proceeds of the refinancing were used by the company to repay amounts outstanding on its $150,000,000 revolving credit facility which was not due to expire until February 2012 and repurchase all of its outstanding 9.75% Senior Notes which were not due until February 2015. During 2010, the company also extinguished $57,799,000 in principal amount of its outstanding 4.125% convertible senior subordinated debentures due in February 2027. This early debt extinguishment resulted in debt fees and premium expenses of $40,164,000 for all of these debt instruments.

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

 Charge Related to Restructuring Activities. The company recorded restructuring charges which commenced in 2005 and concluded in the first quarter of 2009. For 2009, the company recorded restructuring charges of $4,804,000 of which $298,000 was recorded in cost of goods sold, since it related to inventory markdowns, and the remaining charge amount was included in the Charge Related to Restructuring Activities in the Consolidated Statement of Operations. The previous charges were related to a multi-year cost reduction plan.

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

Income Taxes. The company had an effective tax rate of 33.4% in 2010 and 12.9% in 2009. The company's effective tax rate is lower than the expected U.S. federal statutory rate due to earnings abroad being taxed at rates lower than the U.S. statutory rate. In both years, the company's rate was higher than it otherwise would have been due to losses without benefit, and due to valuation allowances in the United States, Australia and New Zealand. In addition, the 2009 tax rate was lower than the 2010 rate primarily due to a loss carryback, resulting from a tax law change in the United States, which previously was fully offset by a valuation allowance. See “Income Taxes” in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

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

The company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, decreased by $1,664,000 to $269,537,000 at December 31, 2011 from $271,201,000 as of December 31, 2010. The company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $4,053,000 and $25,137,000 as of December 31, 2011 and December 31, 2010, respectively. The debt discount decreased $21,084,000 during 2011, primarily as a result of the extinguishment of convertible debt. The company's cash and cash equivalents were $34,924,000 at December 31, 2011, down from $48,462,000 at the end of 2010. At December 31, 2011, the company had outstanding $247,063,000 on its revolving line of credit compared to $184,932,000 as of December 31, 2010.

The company's borrowing capacity and cash on hand were utilized for acquisitions of $42,430,000, purchase $21,548,000 in company common shares and to pay a premium of $24,113,000 associated with the repurchase of $63,351,000 principal amount of Convertible Senior Subordinated Debentures due 2027.  Debt repurchases, acquisitions, the timing of vendor payments and other activity can have a significant impact on the company's borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. During 2011, the outstanding borrowings on the company's revolving credit facility varied from a low of $182,000,000 to a high of $325,000,000. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends, loans or other purposes.

The company's senior secured revolving credit agreement (the “Credit Agreement”) provides for a $400 million senior secured revolving credit facility maturing in October 2015. Pursuant to the terms of the Credit Agreement, the company may from time to time borrow, repay and re-borrow up to an aggregate outstanding amount at any one time of $400 million, subject to customary conditions. The Credit Agreement also provides for the issuance of swing line loans. Borrowings under the Credit Agreement bear interest, at the company's election, at (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a margin; or (ii) a Base Rate Option plus a margin. The applicable margin is currently 1.75% per annum for LIBOR loans and 0.75% for the Base Rate Option loans based on the company's leverage ratio. In addition to interest, the company is required to pay commitment fees on the unused portion of the Credit Agreement. The commitment fee rate is currently 0.30% per annum. Like the interest rate spreads, the commitment fee is subject to adjustment based on the company's leverage ratio. The obligations of the borrowers under the Credit Agreement are secured by substantially all of the company's U.S. assets and are guaranteed by substantially all of the company's material domestic and foreign subsidiaries.

The Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that require the company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement) of no greater than 3.50 to 1, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement) of no less than 3.50 to 1. As of December 31, 2011, the company's leverage ratio was 1.81 and the company's interest coverage ratio was 23.80 compared to a leverage ratio of 1.89 and an interest coverage ratio of 8.40 as of December 31, 2010. As of December 31, 2011, the company was in compliance with all covenant requirements and under the most restrictive covenant of the company's borrowing arrangements, the company had the capacity to borrow up to an additional $152,937,000.

The company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. In 2011, the company repurchased and extinguished $63,351,000 principal amount of its Convertible Senior Subordinated Debentures compared to $57,799,000 in 2010. At December 31, 2011, the company had $13,850,000 par value outstanding of its Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the company believes that its exposure to interest rate fluctuations is manageable given that portions of the company's debt are at fixed rates into 2013, the company has the ability to utilize swaps to exchange variable rate debt for fixed rate debt, if needed, and the company's free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. In 2011, the company entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $18,000,000 and $22,000,000 through September 2013, $20,000,000 and $25,000,000 through May 2013 and $15,000,000 through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 0.46%, 1.08%, 0.73% and 1.05%, respectively, for effective aggregate rates of 2.375%, 2.21%, 2.83%, 2.48% and 2.80%, respectively. As of December 31, 2011, the weighted average floating interest rate on all borrowings was 2.54% compared to 3.29% as of December 31, 2010.

In the current economic environment, the company is exposed to a number of risks. These risks include the possibility, among other things, that: one or more of the lenders participating in the company's revolving credit facility may be unable or unwilling to extend credit to the company; the third party company that provides lease financing to the company's customers may refuse or be unable to fulfill its financing obligations or extend credit to the company's customers; interest rates on the company's variable rate debt could increase significantly; one or more customers of the company may be unable to pay for purchases of the company's products on a timely basis; one or more key suppliers may be unable or unwilling to provide critical goods or services to the company; and one or more of the counterparties to the company's hedging arrangements may be unable to fulfill its obligations to the company. Although the company has taken actions in an effort to mitigate these risks, during periods of economic downturn, the company's exposure to these risks increases. Events of this nature may adversely affect the company's liquidity or sales and revenues, and therefore have an adverse effect on the company's business and results of operations.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of December 31, 2011. The company estimates that capital investments for 2012 could approximate between $25,000,000 and $30,000,000, compared to actual capital expenditures of $22,160,000 in 2011. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $99,078,000 in 2011, compared to $122,207,000 in the previous year. The decline in operating cash flows in 2011 was primarily attributable to an increase in net working capital assets specifically inventories, as well as declines in current assets and other long-term liabilities.

Cash flows used for investing activities were $65,263,000 in 2011, compared to $30,617,000 in 2010. The increase in cash used was primarily attributable to acquisitions of $42,430,000 in the IPG segment in 2011.

Cash flows required by financing activities in 2011 were $47,082,000, compared to cash flows required of $77,634,000 in 2010. The decrease in cash used was primarily attributable to reduced debt repayment partially offset purchases of treasury stock.

During 2011, the company generated free cash flow of $80,603,000 compared to free cash flow of $104,890,000 in 2010. The decrease is due primarily to an increase in net working capital assets and increased purchases of property and equipment. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Twelve Months Ended December 31,
	2011	2010
Net cash provided by operating activities	$99,078	$122,207
Plus: Net cash impact related to restructuring activities	3,621	—
Less: Purchases of property and equipment—net	(22,096)	(17,317)
Free Cash Flow	$80,603	$104,890

CONTRACTUAL OBLIGATIONS

The company’s contractual obligations as of December 31, 2011 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
4.125% Convertible Senior Subordinated Debentures due 2027	$22,492	$571	$1,143	$1,143	$19,635
Revolving Credit Agreement due 2015	268,779	9,872	11,249	247,658	—
Operating lease obligations	69,373	22,711	27,876	12,014	6,772
Capital lease obligations	11,037	1,578	2,921	2,837	3,701
Purchase obligations (primarily computer systems contracts)	7,893	3,823	3,073	997	—
Product liability	21,748	3,468	8,838	4,220	5,222
Supplemental Executive Retirement Plan	27,879	391	2,068	2,640	22,780
Other, principally deferred compensation	10,043	106	260	396	9,281
Total	$439,244	$42,520	$57,428	$271,905	$67,391

“Other” includes an estimated payment of $50,000 in less than 1 year for liabilities recorded for uncertain tax positions. The table does not include any other payments related to liabilities recorded for uncertain tax positions as the company cannot make a reasonably reliable estimate as to any other payments. See Income Taxes in the Notes to the Consolidated Financial Statements included in this report.

DIVIDEND POLICY

It is the company’s policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $0.05 per Common Share and $0.045 per Class B Common Share. It is not anticipated that this will change materially as the company believe that capital should be kept available for use in growth opportunities through internal development and acquisitions. For 2011, annualized dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid.

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

Revenue Recognition

Invacare’s revenues are recognized when products are shipped or services provided to unaffiliated customers. Revenue Recognition, ASC 605, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The company has concluded that its revenue recognition policy is appropriate and in accordance with GAAP and ASC 605. Shipping and handling costs are included in cost of goods sold.

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
The company continues to closely monitor the credit-worthiness of its customers and adhere to tight credit policies. During the first quarter of 2011, the Centers for Medicare and Medicaid Services implemented the single payment amounts for Round 1 of the National Competitive Bidding program in nine metropolitan statistical areas (MSAs). The single payment amounts are used to determine the price that Medicare pays for certain durable medical equipment, prosthetics, orthotics and supplies. The company believes the changes announced could have a significant impact on the collectability of accounts receivable for those customers which are in the MSA locations impacted and which have a portion of their revenues tied to Medicare reimbursement. As a result, this is an additional risk factor which the company considers when assessing the collectability of accounts receivable.

Invacare has an agreement with DLL, a third party financing company, to provide the majority of future lease financing to Invacare's North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation for events of default under the contracts. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts.

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

Goodwill, Intangible and Other Long-Lived Assets

Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Under Intangibles-Goodwill and Other, ASC

350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The company's measurement date for its annual goodwill impairment test is October 1. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

To review goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of the each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method (DCF) in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 9.27% in 2011 for the company's annual impairment analysis compared to 9.59% in 2010 and 10.74% in 2009.
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
The results of the company's Step I annual impairment test indicated a potential impairment in the Asia/Pacific segment. As a result, the company completed a Step II impairment test for this segment. Pursuant to Property, Plant and Equipment, ASC 360, the company compared the forecasted un-discounted cash flows of the Asia/Pacific segment to the carrying value of the net assets, which indicated no impairment of any other long-lived assets. As part of the Step II test, the company calculated the fair value of all recorded and unrecorded assets and liabilities to determine the goodwill impairment amount. As a result of reduced profitability in the Asia/Pacific segment in the fourth quarter of 2011, uncertainty associated with future market conditions, and based on the Step II calculated results, the company recorded an impairment charge related to goodwill in the Asia/Pacific segment of $39,729,000 in the fourth quarter of 2011, which represented the entire goodwill amount for the reporting unit.
In December 2011, the FDA requested that the company agree to a consent decree of injunction at the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio, the proposed terms of which would require the suspension of certain operations at those facilities until they are certified by the company and then determined by the FDA to be in compliance with FDA quality system regulations. The significant decline in the company's stock price and market capitalization, as occurred following the announcement of the consent decree, were considered by the company as indicators of possible impairment that required an interim assessment of goodwill for impairment. The company believes the suspension of operations at its wheelchair manufacturing facility as required under the consent decree would primarily impact the company's NA/HME segment.
The company is in the process of negotiating with the FDA on the terms of the consent decree. As of December 31, 2011, the company updated the assumptions and variables in its DCF model in regards to the NA/HME segment and factored in a 230 basis point risk premium to the discount rate used to reflect the increased uncertainty with the company's forecasted cash flows for the reporting unit. The risk premium adjustment was calculated by the company by considering the decline in the company's stock price as well as the company's EBITDA multiple. The premium adjustment was made as the company was not able to produce a range of cash flows given the lack of clarity on the final terms of the consent decree. The results of the calculation as of December 31, 2011 confirmed that the carrying value of the NA/HME reporting unit exceeded its fair value. Pursuant to ASC 360, the company compared the forecasted un-discounted cash flows of the NA/HME segment to the carrying value of the net assets, which indicated no impairment of any other long-lived assets. The company then conducted a preliminary Step II test in which the fair values of all recorded and unrecorded assets and liabilities were calculated to determine the estimated impairment charge of $7,990,000, which represented the entire goodwill amount for the reporting unit. The company expects to finalize the Step II analysis and record any adjustment in the first quarter of 2012.
While there was no indication of impairment in 2011 related to goodwill for the Europe, ISG or IPG segments, a future potential impairment is possible for each or any of the company's segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2011 impairment analysis and determined that there still would not be any indicator of potential impairment for the Europe, ISG or IPG segments.
The company's intangible assets consist of intangible assets with defined lives as well as intangible assets with indefinite lives. Defined-lived intangible assets consist principally of customer lists, developed technology, license agreements, patents and other miscellaneous intangibles such as non-compete agreements. The company's indefinite lived intangible assets consist entirely of trademarks.
The company evaluates the carrying value of definite-lived assets whenever events or circumstances indicate possible impairment. Definite-lived assets are determined to be impaired if the future un-discounted cash flows expected to be generated by the asset are less than the carrying value. Actual impairment amounts for definite-lived assets are then calculated using a discounted cash flow calculation. The company reviews indefinite-lived assets for impairment annually in the fourth quarter of each year and whenever events or circumstances indicate possible impairment. Any impairment amounts for indefinite-lived assets are calculated as the difference between the future discounted cash flows expected to be generated by the asset less than the carrying value for the asset.
During the fourth quarter of 2011, the company recognized an intangible impairment charge of $1,761,000. In the IPG segment, the company recognized a $625,000 impairment related to a customer list which had a remaining life of five years. In the NA/HME segment, a $508,000 impairment, representing the entire carrying value, was recognized related to a customer list which had a remaining life of seven years. In the Europe segment, a $427,000 indefinite-lived trademark impairment was recognized as the calculated fair value was less than its carrying value. In the Asia/Pacific segment, a $201,000 impairment, representing the entire carrying value, was recognized related to intellectual property which had a remaining life of approximately 10 years. The fair value of the customer lists were calculated using an excess earnings method, using a discounted cash flow model. Estimated cash flow returns to the customer relationship were reduced by the cash flows required to satisfy the return requirements of each of the assets employed with the residual cash flow then discounted to value the customer relationship. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value. The intellectual properly intangible asset was impaired as the intellectual property was determined to be no longer viable and is no longer being used.

Product Liability

The company’s captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $13,000,000 in the aggregate of the company’s North American product liability exposure. The company also has additional layers of external insurance coverage insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company’s per country foreign liability limits, as applicable. There can be no assurance that Invacare’s current insurance levels will continue to be adequate or available at affordable rates.

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

Accounting for Stock-Based Compensation

The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of December 31, 2011, there was $16,031,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Performance Plan, which is related to non-vested options and shares, and includes $5,227,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

The substantial majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods.

Income Taxes

As part of the process of preparing its financial statements, the company is required to estimate income taxes in various jurisdictions. The process requires estimating the company’s current tax exposure, including assessing the risks associated with tax audits, as well as estimating temporary differences due to the different treatment of items for tax and accounting policies. The temporary differences are reported as deferred tax assets and or liabilities. Substantially all of the company’s U.S. and New Zealand deferred tax assets are offset by a valuation allowance. The company also must estimate the likelihood that its deferred tax assets will be recovered from future taxable income and whether or not valuation allowances should be established. In the event that actual results differ from its estimates, the company’s provision for income taxes could be materially impacted. The company does not believe that there is a substantial likelihood that materially different amounts would be reported related to its critical accounting policies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05 or the ASU). ASU 2011-05 requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income (OCI). The ASU does not change what is required to be reported in OCI or the requirement to disclose reclassifications of items from OCI to net income. The company is analyzing the impact of ASU 2011-05, which is required to be adopted for the company's first quarter 2012 Form 10-Q. The company does not believe ASU 2011-05 will have a material impact on the company's financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk.

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 2011 debt levels, a 1% change in interest rates would impact annual interest expense by approximately $1,471,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

In 2011, the company entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $18,000,000 and $22,000,000 through September 2013, $20,000,000 and $25,000,000 through May 2013 and $15,000,000 through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 0.46%, 1.08%, 0.73% and 1.05%, respectively, for effective aggregate rates of 2.375%, 2.21%, 2.83%, 2.48% and 2.80%, respectively.

On October 28, 2010, the company entered into the Credit Agreement which provides for a $400,000,000 senior secured revolving credit facility maturing in October 2015 at variable rates. As of December 31, 2011, the company had outstanding $13,850,000 in principal amount of 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $4,053,000 is included in equity. Accordingly, while the company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the company does not currently need to re-finance any of its debt. However, the company’s Credit Agreement contains covenants with respect to, among other items, consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage, as defined in the agreement. The company is in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the company would have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

Item 8.        Financial Statements and Supplementary Data.

Reference is made to the Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders’ Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule, which appear on pages FS-1 to FS-49 of this Annual Report on Form 10-K.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2011, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of December 31, 2011, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

In management’s opinion, internal control over financial reporting is effective as of December 31, 2011.

(c) Attestation Report of the Independent Registered Public Accounting Firm
The company’s independent registered public accounting firm, Ernst & Young LLP, audited the company’s internal control over financial reporting and, based on that audit, issued an attestation report regarding the company’s internal control over financial reporting, which is included in this Annual Report on Form 10-K on page FS-2.

(d) Changes in Internal Control Over Financial Reporting
There have been no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Information required by Item 10 as to the executive officers of the company is included in Part I of this Annual Report on Form 10-K. The other information required by Item 10 as to the directors of the company, the Audit Committee, the audit committee financial expert, the procedures for recommending nominees to the Board of Directors, compliance with Section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Compliance” in the company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 11.        Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Corporate Governance” in the company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the caption “Share Ownership of Principal Holders and Management” in the company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

Information regarding the securities authorized for issuance under the company’s equity compensation plans is incorporated by reference to the information set forth under the captions “Compensation of Executive Officers” and “Compensation of Directors” in the company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 14.        Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Independent Auditors” and “Pre-Approval Policies and Procedures” in the company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.
The following financial statements of the company are included in Part II, Item 8:
Consolidated Statement of Operations—years ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheet—December 31, 2011 and 2010
Consolidated Statement of Cash Flows—years ended December 31, 2011, 2010 and 2009
Consolidated Statement of Shareholders’ Equity—years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.
The following financial statement schedule of the company is included in Part II, Item 8:
Schedule II—Valuation and Qualifying Accounts
All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.
See Exhibit Index at page number I-53 of this Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 27, 2012.

INVACARE CORPORATION

By:	/s/ GERALD B. BLOUCH
Gerald B. Blouch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 27, 2012.

Signature	Title

/s/ A. MALACHI MIXON, III	Chairman of the Board of Directors
A. Malachi Mixon, III

/s/ GERALD B. BLOUCH	President and Chief Executive Officer and Director (Principal Executive Officer)
Gerald B. Blouch

/s/ ROBERT K. GUDBRANSON	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Robert K. Gudbranson

/s/ JAMES C. BOLAND	Director
James C. Boland

/s/ MICHAEL F. DELANEY	Director
Michael F. Delaney

/s/ C. MARTIN HARRIS, M.D.	Director
C. Martin Harris, M.D.

/s/ JAMES L. JONES	Director
James L. Jones

/s/ DALE C. LAPORTE	Director
Dale C. LaPorte

/s/ DAN T. MOORE, III	Director
Dan T. Moore, III

/s/ JOSEPH B. RICHEY, II	President—Invacare Technologies, Senior Vice President—Electronics and Design Engineering and Director
Joseph B. Richey, II

/s/ CHARLES S. ROBB	Director
Charles S. Robb

/s/ BAIJU R. SHAH	Director
Baiju R. Shah

/s/ ELLEN O. TAUSCHER	Director
Ellen O. Tauscher

/s/ WILLIAM M. WEBER	Director
William M. Weber

INVACARE CORPORATION
Report on Form 10-K for the fiscal year ended December 31, 2011.
Exhibit Index

Official Exhibit No.	Description	Sequential Page No.
3(a)	Second Amended and Restated Articles of Incorporation	(K)
3(b)	Code of Regulations, as amended on May 21, 2009	(M)
3(c)	Amendment to Code of Regulations, adopted May 20, 2010	(R)
4(a)	Specimen Share Certificate for Common Shares	(F)
4(b)	Specimen Share Certificate for Class B Common Shares	(F)
4(c)	Rights agreement between Invacare Corporation and National City Bank (as predecessor in interest to Wells Fargo Bank, N.A.) dated as of July 8, 2005	(E)
4(d)
Indenture, dated as of February 12, 2007, by and among Invacare Corporation, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (including the Form of 4.125% Convertible Senior Subordinated Debenture due 2027 and related Guarantee attached as Exhibit A)
(H)
4(f)	Amendment No. 1 to Rights agreement between Invacare Corporation and Wells Fargo Bank, N.A. dated as of October 28, 2009	(N)
10(a)	Invacare Corporation 1994 Performance Plan approved January 28, 1994	(D)*
10(b)	Amendment No. 1 to the Invacare Corporation 1994 Performance Plan approved May 28, 1998	(D)*
10(c)	Amendment No. 2 to the Invacare Corporation 1994 Performance Plan approved May 24, 2000	(A)*
10(d)	Amendment No. 3 to the Invacare Corporation 1994 Performance Plan approved March 13, 2003	(B)*
10(e)	Invacare Retirement Savings Plan, effective January 1, 2001, as amended	(I)*
10(f)	Agreement entered into by and between the company and its Chief Financial Officer	(C)*
10(g)	Invacare Corporation 401(K) Plus Benefit Equalization Plan, effective January 1, 2003, as amended and restated	(I)*
10(h)	Invacare Corporation Amended and Restated 2003 Performance Plan	(L)*
10(i)	Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with current executive officers	(S)*
10(j)**	Form of Indemnity Agreement entered into by and between the company and its directors and certain of its executive officers and schedule of all such agreements with directors and executive officers	*
10(k)	Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005, as amended August 19, 2009 and on November 23, 2010	(S)*
10(l)	Invacare Corporation Death Benefit Only Plan, effective January 1, 2005, as amended	(I)*
10(m)	Supplemental Executive Retirement Plan, as amended and restated effective February 1, 2000	(D)*
10(n)	Form of Director Stock Option Award under Invacare Corporation 1994 Performance Plan	(D)*
10(o)	Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan	(I)*
10(p)	Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan	(S)*
10(q)**	Form of Restricted Stock Option Award under Invacare Corporation 2003 Performance Plan
10(r)	Form of Stock Option Award under Invacare Corporation 2003 Performance Plan	(I)*
10(s)	Form of Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(I)*

Official Exhibit No.	Description	Sequential Page No.
10(t)	Form of Switzerland Stock Option Award under Invacare Corporation 2003 Performance Plan	(I)*
10(u)	Form of Switzerland Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(I)*
10(v)**	Director Compensation Schedule	*
10(w)	Invacare Corporation Executive Incentive Bonus Plan, as amended March 9, 2010	(P)*
10(x)	Purchase Agreement by and among Invacare Corporation, the Subsidiary Guarantors named therein, and the Initial Purchasers named therein dated as of February 5, 2007	(G)
10(y)
Form of Rule 10b5-1 Sales Plan entered into between the company and certain of its executive officers and other employees and a schedule of all such agreements with executive officers and other employees
(S)
10(z)	A. Malachi Mixon, III Retirement Benefit Agreement	(I)*
10(aa)	Cash Balance Supplemental Executive Retirement Plan, as amended and restated, effective December 31, 2008	(J)*
10(ab)
Form of Participation Agreement, for current participants in the Cash Balance Supplemental Executive Retirement Plan, as of December 31, 2008, entered into by and between the company and certain participants and a schedule of all such agreements with participants
(J)*
10(ac)	Amended and Restated Severance Protection Agreement, between the company and Gerald B. Blouch, effective December 31, 2008	(J)*
10(ad)	Amendment No. 1 to the Cash Balance Supplemental Executive Retirement Plan, effective August 19, 2009	(O)*
10(ae)
$400,000,000 Revolving Credit Facility Credit Agreement by and among Invacare Corporation, the other borrowers, guarantors and lenders thereto; PNC Bank, National Association, as Administrative Agent; Keybank National Association and Bank of America, N.A. as Co-Syndication Agents; and RBS Citizens, N.A. as Documentation Agent.
(Q)
10(af)
Amendment No. 1 to the $400,000,000 Revolving Credit Facility Credit Agreement by and among Invacare Corporation, the other borrowers, guarantors and lenders thereto; PNC Bank, National Association, as Administrative Agent; Keybank National Association and Bank of America, N.A. as Co-Syndication Agents; and RBS Citizens, N.A. as Documentation Agent.
(T)
10(ag)**
Amendment No. 2 to the $400,000,000 Revolving Credit Facility Credit Agreement by and among Invacare Corporation, the other borrowers, guarantors and lenders thereto; PNC Bank, National Association, as Administrative Agent; Keybank National Association and Bank of America, N.A. as Co-Syndication Agents; and RBS Citizens, N.A. as Documentation Agent.

10(ah)**	2012 Non-employee Directors Deferred Compensation Plan, effective January 1, 2012	*
10(ai)**	Amendment No. 3 to Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005	*
21**	Subsidiaries of the company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL instance document
101.SCH***	XBRL taxonomy extension schema
101.CAL***	XBRL taxonomy extension calculation linkbase
101.DEF***	XBRL taxonomy extension definition linkbase

Official Exhibit No.	Description	Sequential Page No.
101.LAB***	XBRL taxonomy extension label linkbase
101.PRE***	XBRL taxonomy extension presentation linkbase
________________________

*	Management contract, compensatory plan or arrangement

**	Filed herewith
*** To be furnished by amendment

(A)	Reference is made to Exhibit 4.7 of the company's registration statement on Form S-8, filed March 30, 2001, which Exhibit is incorporated herein by reference.

(B)	Reference is made to Exhibit 10(z) of the company report on Form 10-Q for the quarter ended March 31, 2003, which Exhibit is incorporated herein by reference.

(C)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated March 6, 2008, which Exhibit is incorporated herein by reference.

(D)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2004, which Exhibit is incorporated herein by reference.

(E)	Reference is made to Exhibit 4.1 of the company report on Form 8-K, dated July 8, 2005, which Exhibit is incorporated herein by reference.

(F)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2005, which Exhibit is incorporated herein by reference.

(G)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated February 5, 2007, which Exhibit is incorporated herein by reference.

(H)	Reference is made to Exhibit 4.1 of the company report on Form 8-K, dated February 12, 2007, which Exhibit is incorporated herein by reference.

(I)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2007, which Exhibit is incorporated herein by reference.

(J)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 31, 2008, which Exhibit is incorporated herein by reference.

(K)	Reference is made to Exhibit 3(a) of the company report on Form 10-K for the fiscal year ended December 31, 2008, which Exhibit is incorporated herein by reference.

(L)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated May 21, 2009, which Exhibit is incorporated herein by reference.

(M)	Reference is made to Exhibit 3.1 of the company report on Form 10-Q, dated June 30, 2009, which Exhibit is incorporated herein by reference.

(N)	Reference is made to Exhibit 2.3 of the company report on Form 8-A, dated October 30, 2009, which Exhibit is incorporated herein by reference.

(O)	Reference is made to the Exhibit 10.2 of the company report on Form 10-Q, dated September 30, 2009, which Exhibit is incorporated herein by reference.

(P)	Reference is made to Appendix B of the company Definitive Proxy Statement on Schedule 14A, dated April 7, 2010, which is incorporated herein by reference.

(Q)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated October 28, 2010, which Exhibit is incorporated herein by reference.

(R)	Reference is made to Appendix A to the company’s Definitive Proxy Statement on Schedule 14A dated April 7, 2010, which is incorporated herein by reference.

(S)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2010, which Exhibit is incorporated herein by reference.

(T)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated April 5, 2011, which Exhibit is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Invacare Corporation

We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Invacare Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cleveland, Ohio
February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Invacare Corporation

We have audited Invacare Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Invacare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting” which is included in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Invacare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2011 of Invacare Corporation and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cleveland, Ohio
February 27, 2012

CONSOLIDATED STATEMENT OF OPERATIONS
INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net sales	$1,801,130	$1,722,081	$1,693,136
Cost of products sold	1,282,652	1,212,440	1,199,942
Gross Profit	518,478	509,641	493,194
Selling, general and administrative expenses	422,099	411,513	398,646
Charges related to restructuring activities	10,593	—	4,506
Loss on debt extinguishment including debt finance charges and associated fees	24,200	40,164	2,878
Asset write-downs to goodwill, intangible assets and investments	49,480	—	8,409
Interest expense	7,963	20,647	33,150
Interest income	(1,444)	(724)	(1,674)
Earnings before Income Taxes	5,587	38,041	47,279
Income taxes	9,700	12,700	6,100
Net Earnings (loss)	$(4,113)	$25,341	$41,179
Net Earnings (loss) per Share—Basic	$(0.13)	$0.78	$1.29
Weighted Average Shares Outstanding—Basic	31,958	32,393	31,969
Net Earnings (loss) per Share—Assuming Dilution	$(0.13)	$0.78	$1.29
Weighted Average Shares Outstanding—Assuming Dilution	31,958	32,694	31,996

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
INVACARE CORPORATION AND SUBSIDIARIES

	December 31, 2011	December 31, 2010
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$34,924	$48,462
Trade receivables, net	247,974	252,004
Installment receivables, net	6,671	3,959
Inventories, net	192,761	174,375
Deferred income taxes	1,620	5,778
Other current assets	44,820	41,581
Total Current Assets	528,770	526,159
Other Assets	42,647	45,484
Other Intangibles	83,320	70,911
Property and Equipment, net	129,712	130,763
Goodwill	496,605	507,083
Total Assets	$1,281,054	$1,280,400
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$148,805	$143,753
Accrued expenses	132,595	130,079
Accrued income taxes	1,495	8,502
Short-term debt and current maturities of long-term obligations	5,044	7,974
Total Current Liabilities	287,939	290,308
Long-Term Debt	260,440	238,090
Other Long-Term Obligations	106,150	99,591
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 33,835 and 33,559 issued in 2011 and 2010, respectively)—no par	8,471	8,401
Class B Common Shares (Authorized 12,000 shares; 1,086 and 1,086, issued and outstanding in 2011 and 2010, respectively)—no par	272	272
Additional paid-in-capital	221,409	231,685
Retained earnings	364,300	370,001
Accumulated other comprehensive earnings	124,876	112,631
Treasury shares (3,100 and 2,319 shares in 2011 and 2010, respectively)	(92,803)	(70,579)
Total Shareholders’ Equity	626,525	652,411
Total Liabilities and Shareholders’ Equity	$1,281,054	$1,280,400

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Activities
Net earnings (loss)	$(4,113)	$25,341	$41,179
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,883	36,804	40,562
Provision for losses on trade and installment receivables	11,460	16,979	19,281
(Benefit) provision for deferred income taxes	(7,552)	(2,467)	1,785
Provision for other deferred liabilities	2,676	2,781	2,573
Provision for stock-based compensation	6,640	6,135	4,495
Loss on disposals of property and equipment	209	233	1,237
Loss on debt extinguishment including debt finance charges and associated fees	24,200	40,164	2,878
Asset write-downs to goodwill, intangible assets and investments	49,480	—	8,409
Amortization of convertible debt discount	1,565	3,198	4,142
Changes in operating assets and liabilities:
Trade receivables	(1,514)	(5,839)	6,452
Installment sales contracts, net	(3,162)	(2,423)	(3,356)
Inventories	(16,389)	(6,352)	20,515
Other current assets	649	3,181	11,628
Accounts payable	2,299	5,534	12,532
Accrued expenses	(4,087)	(6,980)	(18,012)
Other long-term liabilities	(2,166)	5,918	(637)
Net Cash Provided by Operating Activities	99,078	122,207	155,663
Investing Activities
Purchases of property and equipment	(22,160)	(17,353)	(17,999)
Proceeds from sale of property and equipment	64	36	1,163
Business acquisitions, net of cash acquired	(42,430)	(13,725)	—
(Increase) Decrease in other long-term assets	(724)	801	601
Other	(13)	(376)	(447)
Net Cash Used for Investing Activities	(65,263)	(30,617)	(16,682)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	450,595	708,742	400,123
Payments on revolving lines of credit and long-term borrowings	(454,567)	(751,660)	(553,436)
Proceeds from exercise of stock options	4,139	2,912	1,628
Payment of financing costs	(24,113)	(30,329)	—
Payment of dividends	(1,588)	(1,612)	(1,605)
Purchase of treasury stock	(21,548)	(5,687)	—
Net Cash Used by Financing Activities	(47,082)	(77,634)	(153,290)
Effect of exchange rate changes on cash	(271)	(2,995)	4,294
Increase (decrease) in cash and cash equivalents	(13,538)	10,961	(10,015)
Cash and cash equivalents at beginning of year	48,462	37,501	47,516
Cash and cash equivalents at end of year	$34,924	$48,462	$37,501

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
INVACARE CORPORATION AND SUBSIDIARIES

	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Treasury Stock	Total
	(In thousands)
January 1, 2009 Balance	$8,119	$278	$215,279	$306,698	$50,789	$(48,221)	$532,942
Exercise of stock options	123	—	9,529	—	—	(8,297)	1,355
Non-qualified stock option expense	—	—	2,713	—	—	—	2,713
Restricted stock awards	31	—	1,751	—	—	(544)	1,238
Net earnings	—	—	—	41,179	—	—	41,179
Foreign currency translation adjustments	—	—	—	—	119,453	—	119,453
Unrealized gain on cash flow hedges	—	—	—	—	3,329	—	3,329
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	537	—	537
Marketable securities holding gain	—	—	—	—	96	—	96
Total comprehensive income	—	—	—	—	—	—	164,594
Dividends	—	—	—	(1,605)	—	—	(1,605)
December 31, 2009 Balance	$8,273	$278	$229,272	$346,272	$174,204	$(57,062)	$701,237
Exercise of stock options	99	—	9,108	—	—	(6,909)	2,298
Non-qualified stock option expense	—	—	4,113	—	—	—	4,113
Restricted stock awards	23	—	1,999	—	—	(921)	1,101
Conversion from Class B Stock to Common Stock	6	(6)	—	—	—	—	—
Net earnings	—	—	—	25,341	—	—	25,341
Foreign currency translation adjustments	—	—	—	—	(59,823)	—	(59,823)
Unrealized gain on cash flow hedges	—	—	—	—	245	—	245
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	549	—	549
Amounts arising during the year, primarily due to the addition of new participants	—	—	—	—	(1,860)	—	(1,860)
Marketable securities holding loss	—	—	—	—	(684)	—	(684)
Total comprehensive loss	—	—	—	—	—	—	(36,232)
Extinguishment of Convertible Debt	—	—	(12,807)	—	—	—	(12,807)
Dividends	—	—	—	(1,612)	—	—	(1,612)
Purchase of treasury shares	—	—	—	—	—	(5,687)	(5,687)
December 31, 2010 Balance	$8,401	$272	$231,685	$370,001	$112,631	$(70,579)	$652,411
Exercise of stock options	45	—	4,098	—	—	(10)	4,133
Non-qualified stock option expense	—	—	4,441	—	—	—	4,441
Restricted stock awards	25	—	2,174	—	—	(666)	1,533
Net earnings (loss)	—	—	—	(4,113)	—	—	(4,113)
Foreign currency translation adjustments	—	—	—	—	14,440	—	14,440
Unrealized gain on cash flow hedges	—	—	—	—	254	—	254
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	321	—	321
Amounts arising during the year, primarily due to the addition of new participants	—	—	—	—	(2,770)	—	(2,770)
Total comprehensive income	—	—	—	—	—	—	8,132
Extinguishment of Convertible Debt	—	—	(20,989)	—	—	—	(20,989)
Dividends	—	—	—	(1,588)	—	—	(1,588)
Purchase of treasury shares	—	—	—	—	—	(21,548)	(21,548)
December 31, 2011 Balance	$8,471	$272	$221,409	$364,300	$124,876	$(92,803)	$626,525
See notes to consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIAIRIES
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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

Goodwill and Other Intangibles: In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill and indefinite lived intangibles are subject to annual impairment testing. For purposes of the goodwill impairment test, the fair value of each reporting unit is estimated by forecasting cash flows and discounting those cash flows using appropriate discount rates. The fair values are then compared to the carrying value of the net assets of each reporting unit. Intangibles assets are also reviewed for impairment by estimating forecasted cash flows and discounting those cash flows as needed to calculate impairment amounts. In the fourth quarter of 2011, the company recorded goodwill impairment charges of $39,729,000 and $7,990,000 related to the Asia/Pacific and North America/Home Medical Equipment (NA/HME) segments, respectively, and intangible asset impairment amounts of $625,000; $508,000; $427,000 and $201,000 were recorded for the IPG, NA/HME, Europe and Asia/Pacific segments, respectively. These impairments were due to the fact that actual and future projected cash flows associated with these intangibles were insufficient to justify the carrying values.

In 2010, the company recorded impairment charges, included in amortization expense, of $336,000 and $248,000 related to intangible assets for the IPG and the NA/HME segments, respectively, as the actual and future projected cash flows associated with these intangibles were less than what was originally used to value the intangibles. In 2009, the company recorded impairment charges related to intangible assets for Europe of $896,000 and NA/HME of $800,000 as the actual and future projected cash flows associated with these intangibles were less than what was originally used to value the intangibles. See the Goodwill and Other Intangible Notes to the Condensed Consolidated Financial Statements included in this report for the details of the calculations and reasons for the impairments.

Accrued Warranty Cost: Generally, the company’s products are covered by warranties against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Product Liability Cost: The company’s captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $13,000,000 in the aggregate of the company’s North American product liability exposure. The company also has additional layers of external insurance coverage insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company’s per country foreign liability limits, as applicable. There can be no assurance that Invacare’s current insurance levels will continue to be adequate or available at affordable rates.

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

Revenue Recognition: Invacare’s revenues are recognized when products are shipped or service provided to unaffiliated customers, risk of loss is passed and title is transferred. Revenue Recognition, ASC 605, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. Shipping and handling costs are included in cost of goods sold.

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

Research and Development: Research and development costs are expensed as incurred and included in cost of products sold. The company’s annual expenditures for product development and engineering were approximately $27,556,000, $25,954,000 and $25,725,000 for 2011, 2010 and 2009, respectively.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $19,523,000, $20,119,000 and $16,519,000 for 2011, 2010 and 2009, respectively, the majority of which is incurred for advertising in the United States.

Stock-Based Compensation Plans: The company accounts for share based compensation under the provisions of the Compensation—Stock Compensation, ASC 718. The amounts of stock-based compensation expense recognized were as follows (in thousands):

	2011	2010	2009
Stock-based compensation expense recognized as part of selling, general and administrative expense	$6,640	$6,135	$4,495

The amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan. Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company’s Business Segment Note to the Consolidated Financial Statements.

Income Taxes: The company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities. With the exception of two subsidiaries, foreign subsidiaries with undistributed earnings are considered to have such earnings indefinitely reinvested and, accordingly with the exception of the two subsidiaries, no provision for income taxes has been provided for unremitted earnings of these foreign subsidiaries. The amount of the unrecognized deferred tax liability for temporary differences related to investments in these foreign subsidiaries that are permanently reinvested is not practically determinable. The company has established a deferred tax liability of $660,000 for the unremitted earnings of the two subsidiaries for which the company intends to remit earnings when available under local statutory laws.

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

Net Earnings Per Share: Basic earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding during the year. Diluted earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding plus the effects of dilutive stock options and awards outstanding during the year. Diluted earnings per share can potentially be impacted by the convertible notes should the conditions be met to make the notes convertible or if average market price of company stock for the period exceeds the conversion price of $24.79. For the year ended December 31, 2011, net loss per share assuming dilution utilized weighted average shares-basic as a result of the company's net loss.

Defined Benefit Plans: The company’s benefit plans are accounted for in accordance with Compensation-Retirement Benefits, ASC 715 which requires plan sponsors to recognize the funded status of their defined benefit postretirement benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the balance sheet date and to recognize

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

changes in that funded status in the year in which the changes occur through comprehensive income.

Recent Accounting Pronouncements: In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05 or the ASU). ASU 2011-05 requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income (OCI). The ASU does not change what is required to be reported in OCI or the requirement to disclose reclassifications of items from OCI to net income. The company is analyzing the impact of ASU 2011-05, which is required to be adopted for the company's first quarter 2012 Form 10-Q. The company does not believe ASU 2011-05 will have a material impact on the company's financial position, results of operations or cash flows.

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to providers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($27,947,000 in 2011 and $25,327,000 in 2010) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the third party financing arrangement with DLL, a third party financing company which the company has worked with since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

Interest income is recognized on installment receivables based on the terms of the installment agreements. Installment accounts are monitored and if a customer defaults on payments and is moved to collection, interest income is no longer recognized. Subsequent payments received once an account is put on non-accrual status are generally first applied to the principal balance and then to the interest. Accruing of interest on collection accounts would only be restarted if the account became current again. All installment accounts are accounted for using the same methodology regardless of the duration of the installment agreements. When an account is placed in collection status, the company goes through a legal process of adjudication which typically approximates 18 months. Any write-offs are made after the legal process has been completed. The company has not made any changes to either its accounting policies or methodology to estimation allowances for doubtful accounts in the last twelve months.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Installment receivables as of December 31, 2011 and 2010 consist of the following (in thousands):

	2011			2010
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$8,990	$2,931	$11,921	$5,777	$4,854	$10,631
Less:
Unearned interest	(171)	—	(171)	(118)	—	(118)
	8,819	2,931	11,750	5,659	4,854	10,513
Allowance for doubtful accounts	(2,148)	(2,125)	(4,273)	(1,700)	(3,141)	(4,841)
	$6,671	$806	$7,477	$3,959	$1,713	$5,672

Installment receivable purchased from DLL during the twelve months ended December 31, 2011 increased the gross installment receivables balance by $3,806,000 during the year compared to $4,799,000 in 2010. No sales of installment receivables were made by the company during the year.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

2011
Balance as of January 1	$4,841
Current period provision	1,215
Direct write-offs charged against the allowance	(1,783)
Balance as of December 31	$4,273

Installment receivables by class as of December 31, 2011 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$6,116	$6,116	$4,240	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	5,696	5,525	—	271
Impaired Installment receivables with a related allowance recorded	109	109	33	—
Total Canadian Installment Receivables	$5,805	$5,634	$33	$271
Total
Non-Impaired Installment receivables with no related allowance recorded	5,696	5,525	—	271
Impaired Installment receivables with a related allowance recorded	6,225	6,225	4,273	—
Total Installment Receivables	$11,921	$11,750	$4,273	$271

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Installment receivables by class as of December 31, 2010 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$7,153	$7,153	$4,822	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	3,222	3,104	—	109
Impaired Installment receivables with a related allowance recorded	256	256	19	—
Total Canadian Installment Receivables	$3,478	$3,360	$19	$109
Total
Non-Impaired Installment receivables with no related allowance recorded	3,222	3,104	—	109
Impaired Installment receivables with a related allowance recorded	7,409	7,409	4,841	—
Total Installment Receivables	$10,631	$10,513	$4,841	$109

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of December 31, 2011, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. However, while the full balance may be deemed to be impaired, the company does historically collect a large percentage of the principal of its U.S. installment receivables.

In Canada, the company had an immaterial amount of installment receivables which were past due of 90 days or more as of December 31, 2011 and December 31, 2010 for which the company is still accruing interest.

The aging of the company’s installment receivables was as follows as of December 31, 2011 (in thousands):

	Total	U.S.	Canada
Current	$5,612	$—	$5,612
0-30 Days Past Due	84	—	84
31-60 Days Past Due	42	—	42
61-90 Days Past Due	8	—	8
90+ Days Past Due	6,175	6,116	59
	$11,921	$6,116	$5,805

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories as of December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Finished goods	$116,378	$101,243
Raw materials	63,244	59,921
Work in process	13,139	13,211
	$192,761	$174,375

Other Current Assets

Other current assets as of December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Value added tax receivables	$16,941	$13,829
Supplier receivables	5,381	5,703
Recoverable income taxes	3,338	3,708
Derivatives (forward exchange contracts)	1,703	2,884
Prepaid insurance	2,307	2,222
Prepaids and other current assets	15,150	13,235
	$44,820	$41,581

Property and Equipment

Property and equipment as of December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Machinery and equipment	$360,215	$332,687
Land, buildings and improvements	95,737	91,956
Furniture and fixtures	14,034	27,775
Leasehold improvements	15,750	15,705
	485,736	468,123
Less allowance for depreciation	(356,024)	(337,360)
	$129,712	$130,763

Acquisitions

In September 2011, the company completed the acquisition of Dynamic Medical Systems (DMS), a solutions-based service organization with a strong presence in the western United States, for $41,465,000, which was paid in cash.  The acquisition gives the company a national rental footprint, which strategically enhances the company's ability to service regional and national long-term care providers. DMS has a clinical solution selling approach for wound therapies, safe patient handling and other rental applications in institutional settings. Pursuant to the purchase agreement, the company agreed to pay contingent consideration of up to $8,000,000 if certain goals were met over the next 24 months, principally earnings projections, for which the company has recorded a liability amount of $7,300,000 based on the company's estimate of the probable payout.

In October 2011, the company acquired a developed technology intangible asset and inventory related to a negative pressure wound therapy product in the United States for $965,000.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2010, Invacare Corporation acquired Centralized Medical Equipment LLC and the majority of the assets of Specialty Medical Equipment LLC, both Massachusetts limited liability companies, collectively referred to as Boston Rentals, which rent equipment to skilled nursing and long-term care providers, for $13,725,000, which was paid in cash.

The results of the acquisitions are included in the Institutional Products Group segment since the date of acquisition.

Goodwill

The carrying amount of goodwill by operating segment is as follows (in thousands):

	North America/ HME	Invacare Supply Group	Institutional Products Group	Europe	Asia/ Pacific	Consolidated
Balance at January 1, 2010	$9,551	$23,073	$20,267	$467,385	$35,817	$556,093
Foreign currency translation adjustments	—	—	1,238	(60,870)	4,330	(55,302)
Purchase accounting adjustments	6,292	—	—	—	—	6,292
Balance at December 31, 2010	$15,843	$23,073	$21,505	$406,515	$40,147	$507,083
Reclassification	(7,853)		7,853
Foreign currency translation adjustments	—	—	(537)	14,668	(418)	13,713
Acquisitions	—	—	23,528	—	—	23,528
Impairment charge	(7,990)	—	—	—	(39,729)	(47,719)
Balance at December 31, 2011	$—	$23,073	$52,349	$421,183	$—	$496,605

As a result of the Dynamic Medical Systems acquisition in 2011, additional goodwill of $23,528,000 was recorded for the Institutional Product Group segment, which is deductible for tax purposes. As a result of the Boston Rentals acquisition in 2010, additional goodwill of $6,292,000 was recorded, which is deductible for tax purposes. In the third quarter of 2011 and as a result of an acquisition that expanded the company's North American rental operations, management re-evaluated its rental operations and determined that sales are more closely aligned with institutional customers and as a result, these operations are now included and evaluated as part of IPG. The reclassification noted in the table above reflects the impact of the change by management.

In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill is reviewed for impairment. To review goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of the each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method (DCF) model in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 9.27% in 2011 for the company's initial impairment analysis compared to 9.59% in 2010 and 10.74% in 2009.
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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of the company's Step I annual impairment test indicated a potential impairment in the Asia Pacific segment. As a result, the company completed a Step II impairment test for this segment. Pursuant to ASC 360, the company compared the forecasted un-discounted cash flows of the Asia/Pacific segment to the carrying value of the net assets, which indicated no impairment of any other long-lived assets. As part of the Step II test, the company calculated the fair value of all recorded and unrecorded assets and liabilities to determine the goodwill impairment amount. As a result of reduced profitability in the Asia/Pacific segment in the fourth quarter of 2011, uncertainty associated with future market conditions, and based on the Step II calculated results, the company recorded an impairment charge related to goodwill in the Asia Pacific segment of $39,729,000 in the fourth quarter of 2011, which represented the entire goodwill amount for the segment.
In December 2011, the FDA requested that the company agree to a consent decree of injunction at the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio, the proposed terms of which would require the suspension of certain operations at those facilities until they are certified by the company and then determined by the FDA to be in compliance with FDA quality system regulations. In accordance with ASC 350, a significant decline in the company's stock price and market capitalization, as occurred following the announcement of the consent decree, should be considered as indicators of possible impairment that would require an interim assessment of goodwill for impairment. The company believes the consent decree would primarily impact the company's NA/HME segment if the operations at the facilities cited were suspended.
The company is in the process of negotiating with the FDA on the terms of the consent decree. As of December 31, 2011, the company updated the assumptions and variables in its DCF model as of December 31, 2011 in regards to the NA/HME segment and factored in a 230 basis point risk premium to the discount rate used to reflect the increased uncertainty with the company's forecasted cash flows for the reporting unit. The risk premium adjustment was calculated by the company by considering the decline in the company's stock price as well as the company's EBITDA multiple. The premium adjustment was made as the company was not able to produce a range of cash flows given the lack of clarity on the final terms of the consent decree. The results of the calculation as of December 31, 2011 confirmed that the carrying value of the NA/HME reporting unit exceeded its fair value. Pursuant to ASC 360, the company compared the forecasted un-discounted cash flows of the NA/HME segment to the carrying value of the net assets, which indicated no impairment of any other long-lived assets. The company then conducted a preliminary Step II test in which the fair values of all recorded and unrecorded assets and liabilities were calculated to determine the estimated impairment charge of $7,990,000, which represented the entire goodwill amount for the segment. The company expects to finalize the Step II analysis and record any adjustment in the first quarter of 2012.
While there was no indication of impairment in 2011 related to goodwill for the Europe, ISG or IPG segments, a future potential impairment is possible for each or any of the company's segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2011 impairment analysis and determined that there still would not be an indicator of potential impairment for the Europe, ISG or IPG segments.

Other Intangibles

All of the company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $31,777,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2010 to December 31, 2011 were the result of foreign currency translation and amortization except for intangible write-downs, noted below, which totaled $1,761,000 and additions resulting from acquisitions. As a result of the DMS acquisition, a customer list intangible of $18,800,000, which was assigned a ten-year life, other intangibles of $1,000,000, which were assigned four-year lives, and a trademark intangible of $400,000, which was assigned a five-year life, were recorded by the IPG segment.  The IPG segment also acquired a developed technology intangible of $801,000, which was assigned a seven-year life, and a trademark intangible of $295,000, which has an indefinite life.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company’s intangibles consist of the following (in thousands):

	December 31, 2011		December 31, 2010
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer Lists	$94,790	$50,832	$72,998	$40,071
Trademarks	31,777	—	31,246	—
License agreements	3,160	3,160	3,183	2,958
Developed Technology	9,823	4,870	8,521	3,988
Patents	6,358	5,266	7,518	5,863
Other	7,510	5,970	6,092	5,767
	$153,418	$70,098	$129,558	$58,647

Amortization expense related to other intangibles was $10,542,000, $8,451,000 and $8,671,000 for 2011, 2010 and 2009, respectively. Estimated amortization expense for each of the next five years is expected to be $10,175,000 for 2012, $9,414,000 in 2013, $8,633,000 in 2014, $7,219,000 in 2015 and $5,440,000 in 2016. Amortized intangibles are being amortized on a straight-line basis for periods from 3 to 20 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

In accordance with ASC 350, Intangibles—Goodwill and Other, the company reviews intangibles for impairment. The company's intangible assets consist of intangible assets with defined lives as well as intangible assets with indefinite lives. Defined-lived intangible assets consist principally of customer lists, developed technology, license agreements, patents and other miscellaneous intangibles such as non-compete agreements. The company's indefinite lived intangible assets consist entirely of trademarks.
The company evaluates the carrying value of definite-lived assets whenever events or circumstances indicate possible impairment. Definite-lived assets are determined to be impaired if the future un-discounted cash flows expected to be generated by the asset are less than the carrying value. Actual impairment amounts for definite-lived assets are then calculated using a discounted cash flow calculation. The company reviews indefinite-lived assets for impairment annually in the fourth quarter of each year and whenever events or circumstances indicate possible impairment. Any impairment amounts for indefinite-lived assets are calculated as the difference between the future discounted cash flows expected to be generated by the asset less than the carrying value for the asset.
During the fourth quarter of 2011, the company recognized intangible write-down charges of $1,761,000 comprised of: customer list impairment of $625,000 in the IPG segment, customer list impairment of $508,000 in the NA/HME segment, indefinite-lived trademark impairment of $427,000 in the Europe segment and an intellectual property impairment of $201,000 in the Asia/Pacific segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the indefinite-lived trademark impairment in the Europe segment which was $320,000 after-tax. As a result of the company’s 2010 intangible impairment review, impairment charges of $336,000 and $248,000 were recorded related to trademarks for IPG and a customer list for NA/HME, respectively, as the actual and remaining forecasted cash flows associated with these intangibles were less than the cash flows originally used to value the intangibles.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current Liabilities

Accrued expenses as of December 31, 2011 and 2010 consisted of accruals for the following (in thousands):

	2011	2010
Salaries and wages	$42,174	$46,658
Taxes other than income taxes, primarily Value Added Taxes	23,007	19,981
Warranty cost	19,842	18,252
Freight	11,087	11,189
Professional	7,252	7,333
Product liability, current portion	3,468	4,134
Rebates	3,681	3,320
Insurance	2,657	2,393
Interest	1,255	2,273
Derivative liability (foreign forward exchange contracts)	893	1,929
Severance	5,158	524
Other items, principally trade accruals	12,121	12,093
	$132,595	$130,079

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives.

Changes in accrued warranty costs were as follows (in thousands):

	2011	2010
Balance as of January 1	$18,252	$21,506
Warranties provided during the period	11,225	5,996
Settlements made during the period	(12,068)	(9,681)
Changes in liability for pre-existing warranties during the period, including expirations	2,433	431
Balance as of December 31	$19,842	$18,252

The increase in the liability for pre-existing warranties in 2011, as shown above, is the result of product recalls.

Long-Term Debt

Debt as of December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
$400,000,000 senior secured revolving credit facility, due in October 2015	$247,063	$184,932
Convertible senior subordinated debentures at 4.125%, due in February 2027	9,797	52,064
Other notes and lease obligations	8,624	9,068
	265,484	246,064
Less current maturities of long-term debt	(5,044)	(7,974)
	$260,440	$238,090

The company's senior secured revolving credit agreement (the “Credit Agreement”), entered into on October 28, 2010, provides for a $400 million senior secured revolving credit facility maturing in October 2015. Pursuant to the terms of the Credit Agreement, the company may from time to time borrow, repay and re-borrow up to an aggregate outstanding amount at any one

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

time of $400 million, subject to customary conditions. The Credit Agreement also provides for the issuance of swing line loans. Borrowings under the Credit Agreement bear interest, at the company's election, at (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a margin; or (ii) a Base Rate Option plus a margin. The applicable margin is currently 1.75% per annum for LIBOR loans and 0.75% for the Base Rate Option loans based on the company's leverage ratio. In addition to interest, the company is required to pay commitment fees on the unused portion of the Credit Agreement. The commitment fee rate is currently 0.30% per annum. Like the interest rate spreads, the commitment fee is subject to adjustment based on the company's leverage ratio. The obligations of the borrowers under the Credit Agreement are secured by substantially all of the company's U.S. assets and are guaranteed by substantially all of the company's material domestic and foreign subsidiaries.

The Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that require the company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement) of no greater than 3.5 to 1, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement) of no less than 3.5 to 1. As of December 31, 2011, the company's leverage ratio was 1.81 and the company's interest coverage ratio was 23.80 compared to a leverage ratio of 1.89 and an interest coverage ratio of 8.40 as of December 31, 2010. As of December 31, 2011, the company was in compliance with all covenant requirements and under the most restrictive covenant of the company's borrowing arrangements, the company had the capacity to borrow up to an additional $152,937,000.

The company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. In 2011, the company repurchased and extinguished $63,351,000 principal amount of its Convertible Senior Subordinated Debentures compared to $57,799,000 in 2010. As of December 31, 2011, the company had $13,850,000 remaining of Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the company believes that its exposure to interest rate fluctuations is manageable given that portions of the company's debt are at fixed rates into 2013, the company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the company's free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. In 2011, the company entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $18,000,000 and $22,000,000 through September 2013, $20,000,000 and $25,000,000 through May 2013 and $15,000,000 through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 0.46%, 1.08%, 0.73% and 1.05%, respectively, for effective aggregate rates of 2.375%, 2.21%, 2.83%, 2.48% and 2.80%, respectively. As of December 31, 2011, the weighted average floating interest rate on borrowing was 2.54% compared to 3.29% as of December 31, 2010.

The Credit Agreement required the company to redeem, purchase or repurchase no less than $100 million in principal amount of the 9.75% Senior Notes due 2015 and/or the company’s 4.25% Convertible Senior Subordinated Debentures due 2027 (the “Convertible Notes”) by February 28, 2011. This was completed by December 31, 2010. After February 28, 2011, the company may redeem, purchase or repurchase the Convertible Notes so long as no event of default is then occurring or would be caused thereby and the company’s leverage ratio after such redemption, purchase or repurchase is not more than 3.00 to 1. The Credit Agreement provides for customary events of default with corresponding grace periods, including, among other things, failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and change of control.

In 2007, the company issued $135,000,000 principal amount of Convertible Senior Subordinated Debentures due 2027. The debentures are unsecured senior subordinated obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the company, or a combination of cash and common shares of the company, subject to certain conditions, and at the company’s discretion. The debentures allow the company to satisfy the conversion using any combination of cash or stock. The company intends to satisfy the accreted value of the debentures using cash. Assuming adequate cash on hand at the time of conversion, the company also intends to satisfy the conversion spread using cash, as opposed to stock. As of December 31, 2011, the principal amount of the company’s Convertible Notes exceeded the if-converted value of those

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

notes by $5,307,000. During 2011, the company retired $63,351,000 in principal amount of Convertible Notes at a premium above par. In accordance with ASC 470-20, Convertible Debt, the company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt. For the year ended December 31, 2011, the company recorded expense of $24,200,000 related to the loss on the debt extinguishment including the write-off of $1,554,000 of deferred financing fees, which were previously capitalized.

The company includes the dilutive effect of shares necessary to settle the conversion spread in the Net Earnings per Share—Assuming Dilution calculation unless such amounts are anti-dilutive. The initial conversion rate is 40.3323 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $24.79 per share. Holders of the debentures can convert the debt to common stock if the company’s common stock price is at a level in excess of $32.23, a 30% premium to the initial conversion price for at least 20 trading days during a period of 30 consecutive trading days preceding the date on which the notice of conversion is given. At a conversion price of $32.23 (30% premium over $24.79), the full conversion of the convertible debt equates to 559,000 shares. The debentures are redeemable at the company’s option, subject to specified conditions, on or after February 6, 2012 through and including February 1, 2017. The company may redeem some or all of the debentures for cash on or after February 1, 2017. Holders have the right to require the company to repurchase all or some of their debentures upon the occurrence of certain circumstances on February 1, 2017 and 2022. The company evaluated the terms of the call, redemption and conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did not require separate accounting as derivatives. The notes, debentures and common shares issuable upon conversion of the debentures have been registered under the Securities Act.

The components of the company’s convertible debt as of December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Carrying amount of equity component	$25,216	$46,205

Principal amount of liability component	$13,850	$77,201
Unamortized discount	(4,053)	(25,137)
Net carrying amount of liability component	$9,797	$52,064

The unamortized discount of $4,053,000 is to be amortized through February 2017. The effective interest rate on the liability component was 11.5% for 2007 through 2011. Non-cash interest expense of $1,565,000, $3,198,000 and $4,142,000 was recognized in 2011, 2010 and 2009, respectively, in comparison to actual interest expense paid of $1,670,000, $4,178,000 and $5,569,000 based on the stated coupon rate of 4.125%, for each of the same periods. The convertible debt was not convertible as of December 31, 2011 nor was the convertible debt conversion price threshold of $32.23, as noted above, met.

Included in the $400,000,000 senior secured revolving credit facility, there was $12,982,000 of borrowings denominated in foreign currencies as of December 31, 2010 compared to none as of December 31, 2011. For 2011 and 2010, the weighted average interest rate on all borrowings was 2.64% and 6.06%, respectively.

The aggregate minimum maturities of long-term debt for each of the next five years are as follows: $5,044,000 in 2012, $1,143,000 in 2013, $1,071,000 in 2014, $1,088,000 in 2015, and $244,161,000 in 2016. Interest paid on all borrowings was $10,789,000, $28,341,000 and $33,188,000 in 2011, 2010 and 2009, respectively.

Other Long-Term Obligations

Other long-term obligations as of December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Supplemental Executive Retirement Plan liability	$27,488	$26,133
Product liability	18,280	20,026
Deferred income taxes	28,948	32,559
Deferred compensation	9,937	8,542
Other	21,497	12,331
Total long-term obligations	$106,150	$99,591

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases and Commitments

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2011, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2024. Lease expenses were approximately $27,298,000 in 2011, $23,094,000 in 2010, and $23,966,000 in 2009.

The amount of buildings and equipment capitalized in connection with capital leases was $14,643,000 and $14,197,000 at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, accumulated amortization was $5,914,000 and $5,201,000, respectively, which is included in depreciation expense.

Future minimum operating and capital lease commitments, as of December 31, 2011, are as follows (in thousands):

Year	Capital Leases	Operating Leases
2012	$1,578	$22,711
2013	1,481	16,585
2014	1,440	11,291
2015	1,420	7,611
2016	1,417	4,403
Thereafter	3,701	6,772
Total future minimum lease payments	11,037	$69,373
Amounts representing interest	(2,587)
Present value of minimum lease payments	$8,450

Retirement and Benefit Plans

Substantially all full-time salaried and hourly domestic employees are included in the Invacare Retirement Savings Plan sponsored by the company. The company makes matching cash contributions up to 66.7% of employees’ contributions up to 3% of compensation. The company also makes quarterly contributions to this Plan equal to a percentage of qualified wages as determined by resolution of the Compensation and Management Development Committee of the Board of Directors. In the first and second quarters of 2011, quarterly contributions were made at 4% of qualified wages. Per resolution of the Compensation and Management Development Committee of the Board of Directors, effective July 1, 2011, quarterly contributions were reduced to 1% of qualified wages. The company will continue contributions at 1% for subsequent quarters unless and until the company determines that a different rate of quarterly contributions shall be made. The company may make discretionary contributions to the domestic plans based on an annual resolution of the Board of Directors. Contribution expense for the Invacare Retirement Savings Plan in 2011, 2010 and 2009 was $5,599,000, $7,153,000, and $6,681,000, respectively.

The company sponsors a Deferred Compensation Plus Plan covering certain employees, which provides for elective deferrals and the company retirement deferrals so that the total retirement deferrals equal amounts that would have contributed to the company’s principal retirement plans if it were not for limitations imposed by income tax regulations.

The company also sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. Effective December 31, 2008, the SERP was amended, in part to comply with IRS Section 409A. As a result of the amendment, the plan became a defined benefit cash balance plan for the non-retired participants and thus, future payments by the company will be made based upon a cash balance formula with interest credited at a rate determined annually by the Compensation and Management Development Committee of the Board of Directors, currently 0%. In the first and second quarters of 2011, interest was credited at 6%. Per resolution of the Compensation and Management Development Committee of the Board of Directors, the interest crediting rate was reduced from 6% per annum to 0% effective as of July 1, 2011 for active participants in the SERP. The fund will continue the interest crediting rate at 0% thereafter unless and until the Administrative Committee determines that a different crediting interest rate shall be made. The plan continues to be unfunded with individual hypothetical accounts maintained for each participant.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The SERP projected benefit obligation related to this unfunded plan was $27,879,000 and $26,524,000 at December 31, 2011 and 2010, respectively, and the accumulated benefit obligation was $27,879,000 and $26,524,000 at December 31, 2011 and 2010, respectively. The projected benefit obligations were calculated using an assumed future salary increase of 4% at both December 31, 2011 and 2010. The assumed discount rate, relevant for three participants unaffected by plan conversion was 4.4% and 6% for 2011 and 2010, respectively, based upon the discount rate on high-quality fixed-income investments without adjustment. The retirement age was 65 for both 2011 and 2010. Expense for the plan in 2011, 2010 and 2009 was $1,765,000, $2,176,000, and $2,128,000, respectively of which $904,000, $1,535,000, and $1,454,000 was related to interest cost with the remaining portion related to service costs, prior service costs and other gains/losses. Benefit payments in 2011, 2010 and 2009 were $410,000, $1,592,000 and $517,000, respectively. In 2010, benefit payments included a lump sum distribution to a plan participant.

In 2005, the company began sponsoring a Death Benefit Only Plan (DBO) for certain key executives that provides a benefit equal to three times the participant’s final target earnings should the participant’s death occur while an employee and a benefit equal to one times the participant’s final earnings upon the participant’s death after normal retirement or post-employment. Expense for the plan in 2011, 2010 and 2009 was $536,000, $399,000, and $190,000, respectively of which $449,000, $235,000, and $131,000 was related to service cost and accrual adjustments with the remaining portion related to interest costs. There were no benefit payments in 2011, 2010 or 2009.

In Europe, the company maintains defined benefit plans in Switzerland and in the Netherlands. In Switzerland, a statutory pension plan is maintained with a private insurance company and, in accordance with Swiss law, the plan functions as a defined contribution plan whereby employee and employer contributions are defined as a percentage of individual salary depending on the age of the employee and a guaranteed interest rate, which is annually defined by the Swiss Pension Fund. Under U.S. GAAP, the plan is treated as a defined benefit plan. In the Netherlands, the statutory pension plan contains benefits and provisions for an Old Age Pension benefit that starts at age 65 and is payable until death and a Survivors Pension that starts immediately after the death of the insured and is payable until the death of the surviving spouse. The plan also provides for a Temporary Survivors Pension, an Orphans Pension and Premium Waiver During Disability. Under U.S. GAAP the plan is treated as a defined benefit plan. In 2011, income for the plans was $215,000 while in 2010 expense for the plans was $23,000.

Accumulated other comprehensive income associated with the SERP, Swiss pension plan, Netherlands pension plan and DBO was $4,781,000 and $2,332,000 as of December 31, 2011 and 2010, respectively for a net change of $2,449,000 with $2,086,000 in net periodic benefit costs recognized during the year.

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

The 2003 Performance Plan, as amended (the “2003 Plan”), allows the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to grant up to 6,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock), which includes the addition of 3,000,000 Common Shares authorized for issuance under the 2003 Plan, as approved by the company’s shareholders on May 21, 2009. The maximum aggregate number of Common Shares that may be granted during the term of the 2003 Plan pursuant to all awards, other than stock options, is 1,300,000 Common Shares. The Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards. During 2011, 2010 and 2009, the Committee granted 608,896, 646,797 and 754,581 non-qualified stock options, respectively, each having a term of ten years and generally granted at the fair market value of the company’s Common Shares on the date of grant under the 2003 Plan. There were no stock appreciation rights outstanding at December 31, 2011, 2010 or 2009.

Restricted stock awards for 101,329, 92,900, and 125,840 shares were granted in years 2011, 2010 and 2009 without cost to the recipients. The 2011 weighted average fair value of the 2011 restricted stock awards was $24.45. The restricted stock awards vest ratably over the four years after the award date. There were 90,700 restricted stock awards with a weighted average fair value of $23.39 that vested in 2011 and no restricted stock awards were forfeited in 2011.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011 and 2010, there were 249,499 and 243,770 shares, respectively, for restricted stock awards that were unvested. Unearned restricted stock compensation of $5,227,000 in 2011, $5,190,000 in 2010 and $4,866,000 in 2009, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period. Compensation expense of $2,199,000, $2,023,000 and $1,783,000 was recognized in 2011, 2010 and 2009, respectively, related to restricted stock awards granted since 2004.

The 2003 Plan and the 1994 Performance Plan have provisions that allow employees to exchange mature shares to pay the exercise price and surrender shares for the options or restricted awards to cover the minimum tax withholding obligation. Under these provisions, the company acquired approximately 31,000 treasury shares for $676,000 in 2011, 280,000 shares for $7,830,000 in 2010 and 410,000 shares for $8,841,000 in 2009.

The following table summarizes information about stock option activity for the three years ended 2011, 2010 and 2009:

	2011	Weighted Average Exercise Price	2010	Weighted Average Exercise Price	2009	Weighted Average Exercise Price
Options outstanding at January 1	4,484,195	$29.60	4,619,528	$29.28	4,910,547	$29.37
Granted	608,896	24.57	646,797	25.22	754,581	20.38
Exercised	(178,744)	23.15	(399,144)	23.08	(490,325)	19.68
Canceled	(458,982)	31.42	(382,986)	25.07	(555,275)	26.27
Options outstanding at December 31	4,455,365	$28.99	4,484,195	$29.60	4,619,528	$29.28
Options exercise price range at December 31	10.70 to		10.70 to		10.70 to
	$47.80		$47.80		$47.80
Options exercisable at December 31	2,960,317		2,941,772		3,099,092
Options available for grant at December 31*	1,914,574		2,478,905		3,132,623
 ________________________

*	Options available for grant as of December 31, 2011 reduced by net restricted stock award activity of 584,007.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 12/31/10	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/10	Weighted Average Exercise Price
$ 10.70 – $15.00	15,653	4.1 years	$12.19	10,153	$10.70
$ 15.01 – $25.00	1,857,809	7.4	22.54	933,867	22.13
$ 25.01 – $35.00	1,241,312	6.8	26.28	675,706	26.87
$ 35.01 – $47.80	1,340,591	2.3	40.64	1,340,591	40.64
Total	4,455,365	5.7	$28.99	2,960,317	$31.55

The plans provide that shares granted come from the company’s authorized but un-issued Common Shares or treasury shares. In addition, the company’s stock-based compensation plans allow participants to exchange mature shares for the exercise price and surrender shares for minimum withholding taxes, which results in the company acquiring treasury shares. Pursuant to the plans, the Committee has established that the majority of the 2011 grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. Accordingly, for the stock options issued in 2011, 2010 and 2009, 25% of such options vested in the year following issuance. The stock options awarded during such years provided

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a four-year vesting period whereby options vest equally in each year. The 2011, 2010 and 2009 expense has been adjusted for estimated forfeitures of awards that will not vest because service or employment requirements have not been met.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2011	2010	2009
Expected dividend yield	0.2%	0.21%	0.21%
Expected stock price volatility	37.3%	39.6%	39.9%
Risk-free interest rate	1.11%	1.57%	1.81%
Expected life in years	5.9	3.9	3.7
Forfeiture percentage	6.9%	10.5%	12.7%

Expected stock price volatility is calculated at each date of grant based on historical stock prices for a period of time commensurate with the expected life of the option. The weighted-average fair value of options granted during 2011, 2010 and 2009 was $8.88, $7.83 and $6.84, respectively. The weighted-average remaining contractual life of options outstanding at December 31, 2011, 2010 and 2009 was 5.7, 5.8 and 5.5 years, respectively. The weighted-average contractual life of options exercisable at December 31, 2011 was 4.2 years. The total intrinsic value of stock awards exercised in 2011, 2010 and 2009 was $1,429,000, $1,928,000 and $962,000, respectively. As of December 31, 2011, the intrinsic value of all options outstanding and of all options exercisable was $49,000 and $47,000, respectively.

The exercise of stock awards in 2011, 2010 and 2009 resulted in cash received by the company totaling $4,139,000, $2,912,000 and $1,628,000 for each period, respectively with no tax benefits for any period. The total fair value of awards vested during 2011, 2010 and 2009 was $4,362,000, $5,261,000 and $1,716,000, respectively.

As of December 31, 2011, there was $16,031,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested options and shares, which includes $5,227,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years. Prior to the adoption of ASC 718, Compensation—Stock Compensation, the company presented all tax benefit deductions resulting from the exercise of stock options as a component of operating cash flows in the Consolidated Statement of Cash Flows. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options is classified as a component of financing cash flows.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Stock

Capital stock activity for 2011, 2010 and 2009 consisted of the following (in thousands of shares):

	Common Stock Shares	Class B Shares	Treasury Shares
January 1, 2009 Balance	32,449	1,111	(1,424)
Exercise of stock options	490	—	(386)
Restricted stock awards	109	—	(24)
December 31, 2009 Balance	33,048	1,111	(1,834)
Exercise of stock options	399	—	(247)
Restricted stock awards	87	—	(33)
Purchase of shares for treasury	—	—	(205)
Conversion of Class B to Common	25	(25)	—
December 31, 2010 Balance	33,559	1,086	(2,319)
Exercise of stock options	180	—	—
Restricted stock awards	96	—	(31)
Purchase of shares for treasury	—	—	(750)
December 31, 2011 Balance	33,835	1,086	(3,100)

Stock awards for 4,900, 5,600 and 17,325 shares were canceled in 2011, 2010 and 2009.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Earnings

The components of accumulated other comprehensive earnings are as follows (in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Available- for-Sale Securities	Defined Benefit Plans	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Balance at January 1, 2009	$54,692	$588	$(1,558)	$(2,933)	$50,789
Foreign currency translation adjustments	119,453				119,453
Unrealized gain on available for sale securities		96			96
Deferred tax liability relating to unrealized gain on available for sale securities		(34)			(34)
Valuation reserve reduction relating to unrealized loss on available for sale securities		34			34
Defined Benefit Plans:
Amortization of prior service costs and unrecognized losses			537		537
Deferred tax expense resulting from amortization of prior service costs and unrecognized losses, prior service credit and other amounts arising during the year			(188)		(188)
Valuation reserve reduction associated with item directly above			188		188
Current period unrealized gain on cash flow hedges, net of reclassifications				3,360	3,360
Deferred tax loss relating to unrealized loss on derivative financial instruments				(31)	(31)
Balance at December 31, 2009	$174,145	$684	$(1,021)	$396	$174,204
Foreign currency translation adjustments	(59,823)				(59,823)
Unrealized loss on available for sale securities		(684)			(684)
Deferred tax asset relating to unrealized loss on available for sale securities		239			239
Valuation reserve reduction relating to unrealized loss on available for sale securities		(239)			(239)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized losses			549		549
Amounts arising during the year, primarily due to the addition of new participants			(1,860)		(1,860)
Deferred tax adjustment resulting from defined benefit plan amortization of prior service costs and unrecognized losses			459		459
Valuation reserve increase associated with item directly above			(459)		(459)
Current period unrealized gain on cash flow hedges, net of reclassifications				273	273
Deferred tax loss relating to unrealized gain on derivative financial instruments				(28)	(28)
Balance at December 31, 2010	$114,322	$—	$(2,332)	$641	$112,631
Foreign currency translation adjustments	14,440				14,440
Defined Benefit Plans:
Amortization of prior service costs and unrecognized losses			321		321
Amounts arising during the year, primarily due to the addition of new participants			(2,770)		(2,770)
Deferred tax adjustment resulting from Defined benefit plan amortization of prior service costs and unrecognized losses			857		857
Valuation reserve increase associated with item directly above			(857)		(857)
Current period unrealized loss on cash flow hedges, net of reclassifications				305	305
Deferred tax benefits relating to unrealized loss on derivative financial instruments				(51)	(51)
Balance at December 31, 2011	$128,762	$—	$(4,781)	$895	$124,876

A $250,000 net loss in 2011, a net gain of $2,803,000 in 2010 and a net loss of $3,158,000 in 2009 were reclassified into earnings related to derivative instruments designated and qualifying as cash flow hedges.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Charges Related to Restructuring Activities

During 2011, as part of the company's ongoing globalization initiative to reduce complexity within it global footprint, the company finalized the closure of two facilities. The restructuring was necessitated by the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations. As a result, the company recorded restructuring charges of $10,870,000 in 2011, of which $277,000 was recorded in cost of products sold as it related to inventory markdowns. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates. The majority of the outstanding charge accruals at December 31, 2011 are expected to be paid out within the next twelve months.

Previously, the company recorded restructuring charges which commenced in 2005 and concluded in the fourth quarter of 2009. For 2009, the company recorded restructuring charges of $4,804,000 of which $298,000 was recorded in cost of products sold as it related to inventory markdowns. The previous charges were related to a multi-year cost reduction plan.

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2010 Balance
NA/HME	—	—	—	—	—
ISG	—	—	—	—	—
Europe	—	—	—	—	—
Asia/Pacific	—	—	—	—	—
Total	$—	$—	$—	$—	$—
Charges
NA/HME	4,756	—	—	4	4,760
IPG	123	—	—	—	123
ISG	335	—	—	—	335
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,688	277	1,788	117	10,870
Payments
NA/HME	(1,664)	—	—	(4)	(1,668)
IPG	(52)	—	—	—	(52)
ISG	(82)	—	—	—	(82)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,530)	(277)	(1,714)	(117)	(5,638)
December 31, 2011 Balance
NA/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
ISG	253	—	—	—	253
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	$5,158	$—	$74	$—	$5,232

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Earnings (loss) before income taxes consist of the following (in thousands):

	2011	2010	2009
Domestic	$(6,910)	$(16,115)	$(797)
Foreign	12,497	54,156	48,076
	$5,587	$38,041	$47,279

The company has provided for income taxes (benefits) as follows (in thousands):

	2011	2010	2009
Current:
Federal	$3,244	$4,749	$(8,310)
State	1,000	689	1,775
Foreign	13,008	9,729	10,850
	17,252	15,167	4,315
Deferred:
Federal	(3,474)	(1,696)	—
Foreign	(4,078)	(771)	1,785
	(7,552)	(2,467)	1,785
Income Taxes	$9,700	$12,700	$6,100

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

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	11.6	1.2	2.4
Tax credits	(22.1)	(41.1)	(146.4)
Foreign taxes at less than the federal statutory rate excluding valuation allowances	(89.2)	(24.4)	(12.2)
Federal and foreign valuation allowance	0.7	4.6	13.3
Non-deductible extinguishment and debt finance costs	46.1	8.5	—
Withholding taxes	(0.6)	(0.4)	2.4
Compensation	5.6	(0.3)	0.6
Dividends	47.0	54.8	129.3
Life insurance	(12.2)	(1.1)	(1.0)
Foreign branch activity	(25.2)	(3.4)	(5.2)
Uncertain tax positions	2.0	(1.7)	(2.5)
Goodwill and intangible asset impairment (Asia/Pacific)	252.7	—	—
Foreign tax audit settlement	(88.6)	—	—
Other, net	10.8	1.7	(2.8)
	173.6%	33.4%	12.9%

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The foreign tax audit settlement above relates to a tax settlement in Germany as the German government agreed to follow a European Court of Justice case and a German Tax Court case that impacted an open tax return year for a benefit of $4,947,000 or $0.15 per diluted share.

At December 31, 2011, total deferred tax assets were $104,493,000, total deferred tax liabilities were $39,278,000 and the tax valuation allowance total was $92,543,000 for a net deferred income tax liability of $27,328,000 compared to total deferred tax assets of $108,850,000, total deferred tax liabilities of $53,650,000 and a tax valuation allowance total of $81,981,000 for a net deferred income tax liability of $26,781,000 at December 31, 2010. Significant components of deferred income tax assets and liabilities at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Current deferred income tax assets (liabilities), net:
Loss carryforwards	$2,017	$5,853
Bad debt	9,698	9,398
Warranty	4,591	4,338
State and local taxes	2,687	2,699
Other accrued expenses and reserves	2,068	5,535
Inventory	1,949	2,742
Compensation and benefits	2,644	1,182
Product liability	292	292
Valuation allowance	(24,887)	(21,657)
Other, net	561	(4,604)
	$1,620	$5,778
Long-term deferred income tax assets (liabilities), net:
Goodwill & intangibles	(23,388)	(24,478)
Convertible debt	(941)	(8,798)
Fixed assets	(14,949)	(15,770)
Compensation and benefits	14,388	13,416
Loss and credit carryforwards	43,603	45,519
Product liability	4,236	4,428
State and local taxes	10,734	9,480
Valuation allowance	(67,656)	(60,324)
Other, net	5,025	3,968
	$(28,948)	$(32,559)
Net Deferred Income Taxes	$(27,328)	$(26,781)

The company recorded a valuation allowance for its domestic net deferred tax assets due to a domestic loss recognized in each year from 2007 through 2011 and based upon near term domestic projections. For 2010, the company had a domestic current tax return liability of $1,800,000 and for 2011 the company estimates a domestic current tax return liability of approximately $4,750,000 and has recorded a deferred tax asset equal to these amounts. In addition, during 2007 through 2010, the company also recorded valuation allowances for certain foreign country net deferred tax assets where recent performance results in a three year cumulative loss and near term projections do not warrant substantial positive evidence to overcome the past losses. The company made net payments for income taxes of $14,290,000, $2,600,000, and $12,340,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, the company had foreign tax loss carryforwards of approximately $39,102,000 of which $31,662,000 are non-expiring and $7,440,000 expire in 2027, of which $30,305,000 are offset by valuation allowances. At December 31, 2011, the company also had a $3,798,000 domestic capital loss carryforward which expires in 2012, and $370,000,000 of domestic state

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and local tax loss carryforwards, of which $175,000,000 expire between 2012 and 2015, $92,000,000 expire between 2016 and 2025 and $103,000,000 expire after 2026. The company has domestic federal tax credit carryforwards of $34,340,000 of which $12,953,000 expire between 2014 and 2018 and $21,387,000 expire between 2019 and 2021.

As of December 31, 2011 and 2010, the company had a liability for uncertain tax positions, excluding interest and penalties of $3,525,000 and $3,420,000, respectively. The company does not believe there will be a material change in its unrecognized tax positions over the next twelve months.

The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $3,525,000 and $3,420,000 at December 31, 2011 and 2010, respectively.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2011	2010
Balance at beginning of year	$4,500	$6,710
Additions to:
Positions taken during the current year	475	1,400
Positions taken during a prior year	105	265
Deductions due to:
Exchange rate impact	20	(65)
Positions taken during a prior year	(545)	(15)
Settlements with taxing authorities	(195)	(3,185)
Lapse of statute of limitations	(285)	(610)
Balance at end of year	$4,075	$4,500

The company recognizes interest and penalties associated with uncertain tax positions in income tax expense. During 2011, 2010 and 2009 the benefit for interest and penalties was $20,000, $1,150,000 and $490,000, respectively. The company had approximately $720,000 and $740,000 of accrued interest and penalties as of December 31, 2011 and 2010, respectively.

The company and its subsidiaries file income tax returns in the U.S. and certain foreign jurisdictions. The company is subject to U.S. federal income tax examinations for calendar year 2009 and 2011, and is subject to various U.S. state income tax examinations for 2006 to 2011. With regards to foreign income tax jurisdictions, the company is generally subject to examinations for the periods 2006 to 2011.

Net Earnings Per Common Share

The following table sets forth the computation of basic and diluted net earnings per common share.

	2011	2010	2009
	(In thousands except per share data)
Basic
Average common shares outstanding	31,958	32,393	31,969
Net earnings (loss)	$(4,113)	$25,341	$41,179
Net earnings per common share	$(0.13)	$0.78	$1.29
Diluted
Average common shares outstanding	31,958	32,393	31,969
Shares related to convertible debt	—	163	—
Stock options and awards	—	138	27
Average common shares assuming dilution	31,958	32,694	31,996
Net earnings (loss)	$(4,113)	$25,341	$41,179
Net earnings (loss) per common share	$(0.13)	$0.78	$1.29

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011, 2010, and 2009, 2,355,567, 2,396,061 and 4,230,630 shares associated with stock options, respectively were excluded from the average common shares assuming dilution, as they were anti-dilutive. At December 31, 2011, the majority of the anti-dilutive shares were granted at an exercise price of $24.45, which was lower than the average fair market value price of $27.4 for 2011. For the 2011 Net Earnings per Share calculation, all of the shares associated with stock options were anti-dilutive because of the company's loss. In 2010, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $25.82 for 2010. In 2009, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $19.42 for 2009. Shares necessary to settle a conversion spread on the convertible notes were included in the common shares assuming dilution as the average market price of the company stock for 2010 did exceed the conversion price, which was not the case in 2011 and 2009.

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $10,414,000 at December 31, 2011 to DLL for events of default under the contracts, which total $70,354,000 at December 31, 2011. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability of $381,000 for this guarantee obligation within accrued expenses. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The company’s top 10 customers accounted for approximately 14.4% of 2011 net sales. The loss of business of one or more of these customers may have a significant impact on the company, although no single customer accounted for more than 3.3% of the company’s 2011 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2011, the company was a party to interest rate swap agreements that qualified as cash flow hedges and effectively converted floating-rate debt to fixed-rate debt, so the company could avoid the risk of changes in market interest rates. The gains or losses on interest rate swaps are reflected in interest expense on the consolidated statement of operations. The company was not a party to any interest rate swap agreements during 2010.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits it hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $189,793,000 and $173,337,000 matured during the twelve months ended December 31, 2011 and 2010, respectively. Foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	December 31, 2011		December 31, 2010
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$3,324	$104	$3,072	$(223)
USD / CAD	8,424	29	32,974	(14)
USD / CNY	8,130	(16)	—	—
USD / EUR	42,267	701	32,419	927
USD / GBP	1,806	19	4,212	86
USD / NZD	8,256	86	9,577	202
USD / SEK	4,520	19	10,395	95
USD / MXP	14,029	(146)	—	—
EUR / AUD	1,220	(48)	—	—
EUR / CHF	5,433	(22)	8,768	54
EUR / GBP	17,201	9	18,068	(577)
EUR / SEK	—	—	8,045	92
EUR / NZD	7,009	505	2,630	5
GBP / CHF	929	(5)	770	(3)
GBP / SEK	1,690	12	2,014	(43)
GBP / DKK	—	—	1,016	(27)
CHF / SEK	271	(2)	6,937	(3)
DKK / CHF	—	—	514	1
DKK / SEK	—	—	1,465	18
NOK / CHF	436	(1)	—	—
	$124,945	$1,244	$142,876	$590

Fair Value Hedging Strategy

In 2011 and 2010, the company did not utilize any derivatives designated as fair value hedges. However, the company has in the past utilized fair value hedges in the form of forward contracts to manage the foreign exchange risk associated with certain

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The company utilizes foreign currency forward or option contracts that do not qualify for hedge accounting treatment in an attempt to manage the risk associated with the conversion of earnings in foreign currencies into U.S. Dollars. While these derivative instruments do not qualify for hedge accounting treatment in accordance with ASC 815, these derivatives do provide the company with a means to manage the risk associated with currency translation. These instruments are recorded at fair value in the consolidated balance sheet and any gains or losses are recorded as part of earnings in the current period. Gains of $48,000 and $28,000 were recorded by the company for the year ended December 31, 2011 and 2010, respectively, related to derivatives not qualifying for hedge accounting treatment.

The company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the company in 2011 or 2010 related to these forward contracts and the associated short-term intercompany trading receivables and payables.

Foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in 2011 and 2010, respectively, and outstanding were as follows (in thousands USD):

	December 31, 2011		December 31, 2010
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
CAD / USD	$2,146	$12	$14,636	$337
EUR / USD	—	—	1,394	28
CHF / USD	3,419	(118)	—	—
SEK / CAD	2,545	52	—	—
EUR / CAD	4,244	(10)	—	—
EUR / DKK	3,482	—	—	—
	$15,836	$(64)	$16,030	$365

The fair values of the company’s derivative instruments were as follows (in thousands):

	December 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	$1,621	$377	$2,518	$1,928
Interest rate swap contracts	$18	$388	$—	$—
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward contracts	64	128	366	1
Total derivatives	$1,703	$893	$2,884	$1,929

The fair values of the company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of derivative instruments on the Statement of Operations and Other Comprehensive Income (OCI) was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year ended December 31, 2011
Foreign currency forward contracts	$925	$(250)	$(7)
Interest rate swap contracts	(370)	—	—
	$555	$(250)	$(7)
Year ended December 31, 2010
Foreign currency forward contracts	$(2,530)	$2,803	$(134)
Interest rate swap contracts	—	—	—
	$(2,530)	$2,803	$(134)

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Year ended December 31, 2011
Foreign currency forward contracts			$83
Year ended December 31, 2010
Foreign currency forward contracts			$3,800

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. In 2011, net sales were increased by $3,080,000 and cost of product sold was increased by $3,330,000 for a net realized loss of $250,000. In 2010, net sales were increased by $1,605,000 and cost of product sold was decreased by $1,198,000 for a net realized gain of $2,803,000 compared to a net loss of $339,000 in 2009.

The company recognized net losses of $385,000 and $0 in 2011 and 2010, respectively related to interest rate swap agreements which are reflected in interest expense on the consolidated statement of operations. Gains of $83,000 and $3,800,000 were recognized in selling, general and administrative (SG&A) expenses in 2011 and 2010, respectively, on foreign currency forward contracts not designated as hedging instruments which were offset by losses of comparable amounts also recorded in SG&A expenses on the intercompany trade payables for which the derivatives were entered into to offset.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
December 31, 2011:
Forward Exchange Contracts—net	$1,180	—	$1,180	—
Interest Rate Swap Agreements—net	$(370)		$(370)
December 31, 2010:
Forward Exchange Contracts—net	955	—	955	—

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

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The company recognized a net loss of $250,000 in 2011, a net gain of $2,803,000 in 2010 and a net loss of $339,000 in 2009 on ASC 815 designated derivatives. Gains or losses recognized as the result of the settlement of forward contracts are recognized in cost of products sold for hedges of inventory transactions, sales for hedges of forecasted sales or selling, general and administrative expenses for other hedged transactions. The company’s forward contracts are included in Other Current Assets or Accrued Expenses in the Consolidated Balance Sheets.

The carrying amounts and fair values of the company’s financial instruments at December 31, 2011 and 2010 are as follows (in thousands):

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$34,924	$34,924	$48,462	$48,462
Other investments	1,362	1,362	1,588	1,588
Installment receivables, net of reserves	7,477	7,477	5,672	5,672
Long-term debt (including current maturities of long-term debt)	(265,484)	(264,112)	(246,064)	(264,382)
Forward contracts in Other Current Assets	1,685	1,685	2,884	2,884
Forward contracts in Accrued Expenses	(505)	(505)	(1,929)	(1,929)
Interest Rate Swap Agreements in Other Current Assets	18	18	—	—
Interest Rate Swap Agreements in Accrued Expenses	(388)	(388)	—	—

The company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

Cash, cash equivalents: The carrying amount reported in the balance sheet for cash, cash equivalents equals its fair value.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other investments: The company has made other investments in limited partnerships and non-marketable equity securities, which are accounted for using the cost method, adjusted for any estimated declines in value. These investments were acquired in private placements and there are no quoted market prices or stated rates of return and the company does not have the ability to easily sell these investments. The company completed an evaluation of the residual value related to these investments in the fourth quarter of 2011 and recognized an immaterial loss. An immaterial loss was also recognized in the fourth quarter of 2010. In the fourth quarter 2009, the company recognized impairment charges totaling $6,713,000 pre-tax, which is included in the All Other segment, as a result of an evaluation of the residual value related to these investments which considered the weakening in the commercial real estate market as well as the redemption of one of the investments for a nominal amount.

Other Intangibles and Goodwill: Under Intangibles—Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To review goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of the each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method (DCF) model in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 9.27% in 2011 for the company's initial impairment analysis compared to 9.59% in 2010 and 10.74% in 2009.
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
The results of the company's Step I annual impairment test indicated a potential impairment in the Asia Pacific segment. As a result, the company completed a Step II impairment test for this segment. Pursuant to Property, Plant and Equipment, ASC 360, the company compared the forecasted un-discounted cash flows of the Asia/Pacific segment to the carrying value of the net assets, which calculated no impairment of any other long-lived assets. As part of the Step II test, the company calculated the fair value of all recorded and unrecorded assets and liabilities to determine the goodwill impairment amount. As a result of reduced profitability in the Asia/Pacific segment in the fourth quarter of 2011, uncertainty associated with future market conditions, and based on the Step II calculated results, the company recorded an impairment charge related to goodwill in the Asia Pacific segment of $39,729,000 in the fourth quarter of 2011, which represented the entire goodwill amount for the segment.
In December, 2011, the FDA requested that the company agree to a consent decree of injunction at the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio, the proposed terms of which would require the suspension of certain operations at those facilities until they are certified by the company and determined by the FDA to be in compliance with FDA quality system regulations. As a result of this potential uncertain event, the company's market capitalization declined considerably on the day of the disclosure. In accordance with ASC 350, a significant decline in the company's stock price and market capitalization, should be considered as indicators of possible impairment that would require an interim assessment of goodwill for impairment. The company believes the consent decree would primarily impact the company's NA/HME segment if the operations at the subject facilities were suspended.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company is in the process of negotiating with the FDA the terms of the consent decree. As of December, 2011, the company updated the assumptions and variables in its DCF model as of December, 2011 in regards to the NA/HME segment and factored in a 230 basis point risk premium to the discount rate used to reflect the increased uncertainty with the company's forecasted cash flows for the reporting unit. The risk premium adjustment was calculated by the company by considering the decline in the company's stock price as well as the company's EBITDA multiple. The premium adjustment was made as the company was not able to produce a range of cash flows given the lack of clarity on the final terms of the consent decree. The results of the calculation as of December 31, 2011 confirmed that the carrying value of the NA/HME reporting unit exceeded its fair value. Pursuant to ASC 360, the company compared the forecasted un-discounted cash flows of the NA/HME segment to the carrying value of the net assets, which indicated no impairment of any other long-lived assets. The company then conducted a preliminary Step II test in which the fair values of all recorded and unrecorded assets and liabilities were calculated to determine the estimated impairment charge of $7,990,000, which represented the entire goodwill amount for the segment. The company expects to finalize the Step II analysis and record any adjustment in the first quarter of 2012.
While there was no indication of impairment in 2011 related to goodwill for the Europe, ISG or IPG segments, a future potential impairment is possible for any of the company's segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2011 impairment analysis and determined that there still would not be any indicator of potential impairment for the Europe, ISG or IPG segments.
The company's intangible assets consist of intangible assets with defined lives as well as intangible assets with indefinite lives. Defined-lived intangible assets consist principally of customer lists, developed technology, license agreements, patents and other miscellaneous intangibles such as non-compete agreements. The company's indefinite lived intangible assets consist entirely of trademarks.
The company evaluates the carrying value of definite-lived assets whenever events or circumstances indicate possible impairment. Definite-lived assets are determined to be impaired if the future un-discounted cash flows expected to be generated by the asset are less than the carrying value. Actual impairment amounts for definite-lived assets are then calculated using a discounted cash flow calculation. The company reviews indefinite-lived assets for impairment annually in the fourth quarter of each year and whenever events or circumstances indicate possible impairment. Any impairment amounts for indefinite-lived assets are calculated as the difference between the future discounted cash flows expected to be generated by the asset less than the carrying value for the asset.
During the fourth quarter of 2011, the company recognized intangible write-down charges of $1,761,000 comprised of: customer list impairment of $625,000 in the IPG segment, customer list impairment of $508,000 in the NA/HME segment, indefinite-lived trademark impairment of $427,000 in the European segment and an intellectual property impairment of $201,000 in the Asia/Pacific segment. The fair value of the customer lists were calculated using an excess earnings method, using a discounted cash flow model. Estimated cash flow returns to the customer relationship were reduced by the cash flows required to satisfy the return requirements of each of the assets employed with the residual cash flow then discounted to value the customer relationship. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value. The intellectual properly intangible asset was impaired as the intellectual property was deemed no longer viable and is no longer being used.

As a result of the company’s 2010 intangible impairment review, the company calculated the fair value of an IPG segment indefinite-lived trademark and a NA/HME segment customer list as each had indicators of impairment, principally net sales less than forecasted. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value. The calculated fair value resulted in an impairment charge of $336,000 for the IPG segment indefinite-lived trademark. The fair value of the customer list was calculated using an excess earnings method, using a discounted cash flow model. Estimated cash flow returns to the customer relationship were reduced by the cash flows required to satisfy the return requirements of each of the assets employed with the residual cash flow then discounted to value the customer relationship. The calculated fair value resulted in an impairment charge of $248,000 for the NA/HME segment customer list.

The fair values of the company's intangible assets were calculated using inputs that are not observable in the market and included management’s own estimates regarding the assumptions that market participants would use and thus these inputs are deemed Level III inputs in regards to the fair value hierarchy.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Segments

The company operates in five primary business segments: North America/Home Medical Equipment (NA/HME), Invacare Supply Group (ISG), Institutional Products Group (IPG), Europe and Asia/Pacific.

The NA/HME segment sells each of three primary product lines, which includes: lifestyle, mobility and seating and respiratory therapy products. Invacare Supply Group sells distributed product and the Institutional Products Group sells or rents long-term care medical equipment, health care furnishings and accessory products. Europe and Asia/Pacific sell the same product lines as NA/HME and IPG. Each business segment sells to the home health care, retail and extended care markets.

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

In 2011, and as a result of an acquisition that expanded the company's North American rental operations, management re-evaluated its rental operations and determined that sales are more closely aligned with institutional customers and as a result, these operations are now included and evaluated as part of IPG. The principal changes were that IPG revenues for 2010 and 2009 were increased by $9,158,000 and $1,383,000, respectively, with an offsetting decrease in revenues for the NA/HME. In addition, IPG earnings before income taxes for 2010 and 2009 were decreased by $128,000 and $472,000, respectively, with an offsetting increase in NA/HME earnings before income taxes. In addition, IPG total assets for 2010 and 2009 were increased by $21,945,000 and $4,193,000, respectively, with an offsetting decrease in NA/HME.

The information by segment is as follows (in thousands):

	2011	2010	2009
Revenues from external customers
North America/HME	$746,782	$738,441	$747,018
Invacare Supply Group	299,491	297,517	280,295
Institutional Products Group	124,121	97,419	90,806
Europe	544,537	506,069	503,084
Asia/Pacific	86,199	82,635	71,933
Consolidated	$1,801,130	$1,722,081	$1,693,136
Intersegment revenues
North America/HME	$88,188	$83,316	$72,273
Invacare Supply Group	76	75	232
Institutional Products Group	6,567	5,571	2,639
Europe	9,308	10,165	9,719
Asia/Pacific	32,876	33,616	31,143
Consolidated	$137,015	$132,743	$116,006
Depreciation and amortization
North America/HME	$12,814	$15,674	$17,872
Invacare Supply Group	471	383	403
Institutional Products Group	4,942	1,995	1,339
Europe	15,799	13,620	15,285
Asia/Pacific	4,645	4,941	5,555
All Other (1)	212	191	108
Consolidated	$38,883	$36,804	$40,562

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010	2009
Net interest expense (income)
North America/HME	$(446)	$12,824	$26,686
Invacare Supply Group	3,045	3,058	3,153
Institutional Products Group	2,729	530	2,526
Europe	(1,754)	721	(1,876)
Asia/Pacific	2,945	2,790	987
Consolidated	$6,519	$19,923	$31,476
Earnings (loss) before income taxes
North America/HME	$42,200	$54,714	$39,587
Invacare Supply Group	8,002	7,547	5,374
Institutional Products Group	12,378	9,130	8,741
Europe	33,579	39,344	34,685
Asia/Pacific	(35,141)	6,754	1,639
All Other (1)	(55,431)	(79,448)	(42,747)
Consolidated	$5,587	$38,041	$47,279
Assets
North America/HME (2)	$293,949	$334,733	$306,211
Invacare Supply Group	93,566	88,678	86,469
Institutional Products Group	117,626	67,506	49,711
Europe	689,596	660,620	761,992
Asia/Pacific (2)	50,604	92,322	90,318
All Other (1)	35,713	36,541	64,800
Consolidated	$1,281,054	$1,280,400	$1,359,501
Long-lived assets
North America/HME (2)	$68,190	$81,426	$69,430
Invacare Supply Group	24,445	24,126	24,085
Institutional Products Group	95,010	49,291	34,288
Europe	518,382	510,728	596,142
Asia/Pacific (2)	10,896	52,565	50,323
All Other (1)	35,361	36,105	56,769
Consolidated	$752,284	$754,241	$831,037
Expenditures for assets
North America/HME	$9,189	$7,407	$7,718
Invacare Supply Group	789	404	196
Institutional Products Group	3,612	2,663	637
Europe	4,876	4,448	5,268
Asia/Pacific	3,480	2,224	3,433
All Other (1)	214	207	747
Consolidated	$22,160	$17,353	$17,999
   ________________________

(1)
Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments. In addition, the “All Other” earnings (loss) before income taxes includes loss on debt extinguishment including debt finance charges, interest and fees and impairment charges recognized related to limited partnership investments.

(2)
Asia/Pacific assets and long-lived assets decrease includes decrease of $39,729,000 and $201,000 due to goodwill and intangible asset write-offs, respectively in 2011. NA/HME assets and long-lived assets included decreases of $7,990,000 and $508,000 due to the goodwill and intangible asset impairment write-offs, respectively, in 2011.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales by product, are as follows (in thousands):

	2011	2010	2009
North America/HME
Lifestyle Products	$302,043	$303,798	$296,068
Mobility and Seating	278,113	288,756	283,214
Respiratory Therapy	133,273	111,242	133,821
Other(1)	33,353	34,645	33,915
	$746,782	$738,441	$747,018
Invacare Supply Group
Distributed	$299,491	$297,517	$280,295
Institutional Products Group
Continuing Care	$101,889	$88,261	$89,423
Other(1)	22,232	9,158	$1,383
	$124,121	$97,419	$90,806
Europe
Lifestyle Products	$293,425	$289,577	$285,253
Mobility and Seating	209,732	183,271	185,186
Respiratory Therapy	27,866	20,493	17,137
Other(1)	13,514	12,728	15,508
	$544,537	$506,069	$503,084
Asia/Pacific
Mobility and Seating	$36,483	$38,226	$31,428
Lifestyle Products	20,151	21,216	28,363
Respiratory Therapy	682	1,021	626
Other(1)	28,883	22,172	11,516
	$86,199	$82,635	$71,933
Total Consolidated	$1,801,130	$1,722,081	$1,693,136
   ________________________

(1)	Includes various services, including repair services, equipment rentals and external contracting.

No single customer accounted for more than 3.3% of the company’s sales.

Contingencies

In the ordinary course of its business, the company is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All of the product liability lawsuits have been referred to the company’s captive insurance company and/or excess insurance carriers and generally are contested vigorously. The coverage territory of the company’s insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. The amount recorded for identified contingent liabilities is based on estimates. See Other Long-Term Obligations. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applicable U.S. regulatory requirements may subject the company to administrative or judicially imposed sanctions. These sanctions include warning letters, civil penalties, criminal penalties, injunctions, consent decrees, product seizure or detention, product recalls and total or partial suspension of production.

As part of its regulatory function, the FDA routinely inspects the sites of medical device companies, and in 2011, the FDA inspected certain of the company's facilities. In December 2011, the FDA requested that the company negotiate and agree to a consent decree of injunction related to the company's headquarters facility and its wheelchair manufacturing facility in Elyria, Ohio. The FDA's proposed consent decree would require suspension of certain operations at these Elyria facilities until they are certified by the company and then determined by FDA to be in compliance with FDA quality system regulations. The company is in the process of negotiating the terms of the proposed consent decree with FDA. In addition, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. The company is taking these issues very seriously and has added resources to ensure it is addressing all of the FDA's concerns in a timely manner. However, the results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter or consent decree of injunction could materially and adversely affect the company's business, financial condition, and results of operations.

Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2011
Net sales	$379,570	$776,105	$746,359	$(100,904)	$1,801,130
Cost of products sold	276,164	604,102	503,050	(100,664)	1,282,652
Gross Profit	103,406	172,003	243,309	(240)	518,478
Selling, general and administrative expenses	131,145	53,884	182,510	54,560	422,099
Charge related to restructuring activities	3,854	762	5,977	—	10,593
Loss on debt extinguishment including debt finance charges and associated fees	24,200	—	—	—	24,200
Asset write-downs to intangibles and investments	5,531	3,592	40,357	—	49,480
Income (loss) from equity investee	58,155	3,364	1,523	(63,042)	—
Interest expense—net	38	3,056	3,425	—	6,519
Earnings (loss) before Income Taxes	(3,207)	114,073	12,563	(117,842)	5,587
Income taxes	906	76	8,718	—	9,700
Net Earnings (loss)	$(4,113)	$113,997	$3,845	$(117,842)	$(4,113)
Year ended December 31, 2010
Net sales	$403,227	$723,402	$693,463	$(98,011)	$1,722,081
Cost of products sold	283,859	563,837	462,776	(98,032)	1,212,440
Gross Profit	119,368	159,565	230,687	21	509,641
Selling, general and administrative expenses	132,177	70,902	169,114	39,320	411,513
Loss on debt extinguishment including debt finance charges and associated fees	40,164	—	—	—	40,164
Income (loss) from equity investee	97,602	37,438	(591)	(134,449)	—
Interest expense—net	16,208	729	2,986	—	19,923
Earnings (loss) before Income Taxes	28,421	125,372	57,996	(173,748)	38,041
Income taxes	3,080	—	9,620	—	12,700
Net Earnings (loss)	$25,341	$125,372	$48,376	$(173,748)	$25,341
Year ended December 31, 2009
Net sales	$388,141	$707,618	$681,374	$(83,997)	$1,693,136
Cost of products sold	275,089	555,503	453,464	(84,114)	1,199,942
Gross Profit	113,052	152,115	227,910	117	493,194
Selling, general and administrative expenses	16,813	118,940	156,791	106,102	398,646
Charge related to restructuring activities	301	60	4,145	—	4,506
Loss on debt extinguishment including debt finance charges and associated fees	2,878	—	—	—	2,878
Asset write-downs to intangibles and investments	8,409	—	—	—	8,409
Income (loss) from equity investee	(22,580)	25,508	(13,445)	10,517	—
Interest expense (income)—net	27,021	(2,897)	7,352	—	31,476
Earnings (loss) before Income Taxes	35,050	61,520	46,177	(95,468)	47,279
Income taxes (benefit)	(6,129)	99	12,130	—	6,100
Net Earnings (loss)	$41,179	$61,421	$34,047	$(95,468)	$41,179

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$3,642	$2,104	$29,178	$—	$34,924
Trade receivables, net	83,522	74,161	90,291	—	247,974
Installment receivables, net	—	1,180	5,491	—	6,671
Inventories, net	45,937	49,336	99,006	(1,518)	192,761
Deferred income taxes	422	45	1,153	—	1,620
Other current assets	10,171	6,517	33,812	(5,680)	44,820
Total Current Assets	143,694	133,343	258,931	(7,198)	528,770
Investment in subsidiaries	1,560,693	524,800	—	(2,085,493)	—
Intercompany advances, net	79,598	846,829	200,157	(1,126,584)	—
Other Assets	40,813	698	1,136	—	42,647
Other Intangibles	821	26,838	55,661	—	83,320
Property and Equipment, net	45,459	17,770	66,483	—	129,712
Goodwill	—	54,894	441,711	—	496,605
Total Assets	$1,871,078	$1,605,172	$1,024,079	$(3,219,275)	$1,281,054
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73,948	$18,078	$56,779	$—	$148,805
Accrued expenses	37,708	21,038	79,529	(5,680)	132,595
Accrued income taxes	508	—	987	—	1,495
Short-term debt and current maturities of long-term obligations	4,210	4	830	—	5,044
Total Current Liabilities	116,374	39,120	138,125	(5,680)	287,939
Long-Term Debt	252,855	227	7,358	—	260,440
Other Long-Term Obligations	47,873	7,312	50,965	—	106,150
Intercompany advances, net	827,451	210,005	89,128	(1,126,584)	—
Total Shareholders’ Equity	626,525	1,348,508	738,503	(2,087,011)	626,525
Total Liabilities and Shareholders’ Equity	$1,871,078	$1,605,172	$1,024,079	$(3,219,275)	$1,281,054

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$4,036	$2,476	$41,950	$—	$48,462
Trade receivables, net	95,673	68,504	87,827	—	252,004
Installment receivables, net	—	876	3,083	—	3,959
Inventories, net	72,499	39,299	63,873	(1,296)	174,375
Deferred income taxes	3,289	—	2,489	—	5,778
Other current assets	12,274	6,895	27,685	(5,273)	41,581
Total Current Assets	187,771	118,050	226,907	(6,569)	526,159
Investment in subsidiaries	1,489,732	594,690	—	(2,084,422)	—
Intercompany advances, net	77,990	745,991	226,421	(1,050,402)	—
Other Assets	42,782	1,881	821	—	45,484
Other Intangibles	1,241	8,590	61,080	—	70,911
Property and Equipment, net	46,791	12,093	71,879	—	130,763
Goodwill	5,023	34,388	467,672	—	507,083
Total Assets	$1,851,330	$1,515,683	$1,054,780	$(3,141,393)	$1,280,400
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73,468	$14,923	$55,362	$—	$143,753
Accrued expenses	39,090	20,690	75,572	(5,273)	130,079
Accrued income taxes	5,633	—	2,869	—	8,502
Short-term debt and current maturities of long-term obligations	7,149	83	742	—	7,974
Total Current Liabilities	125,340	35,696	134,545	(5,273)	290,308
Long-Term Debt	217,164	—	20,926	—	238,090
Other Long-Term Obligations	48,645	1,123	49,823	—	99,591
Intercompany advances, net	807,770	180,743	61,889	(1,050,402)	—
Total Shareholders’ Equity	652,411	1,298,121	787,597	(2,085,718)	652,411
Total Liabilities and Shareholders’ Equity	$1,851,330	$1,515,683	$1,054,780	$(3,141,393)	$1,280,400

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2011
Net Cash Provided (Used) by Operating Activities	$38,724	$49,396	$65,516	$(54,558)	$99,078
Investing Activities
Purchases of property and equipment	(6,887)	(5,316)	(9,957)	—	(22,160)
Proceeds from sale of property and equipment	—	16	48	—	64
Business acquisitions, net of cash acquired	—	(42,430)	—	—	(42,430)
Other long-term assets	(731)	—	7	—	(724)
Other	(219)	73	133	—	(13)
Net Cash Used for Investing Activities	(7,837)	(47,657)	(9,769)	—	(65,263)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	450,595	—	—	—	450,595
Payments on revolving lines of credit and long-term borrowings	(438,766)	(2,111)	(13,690)	—	(454,567)
Proceeds from exercise of stock options	4,139	—	—	—	4,139
Payment of financing costs	(24,113)	—	—	—	(24,113)
Payment of dividends	(1,588)	—	(54,558)	54,558	(1,588)
Purchase of treasury stock	(21,548)	—	—	—	(21,548)
Net Cash Provided (Used) by Financing Activities	(31,281)	(2,111)	(68,248)	54,558	(47,082)
Effect of exchange rate changes on cash	—	—	(271)	—	(271)
Decrease in cash and cash equivalents	(394)	(372)	(12,772)	—	(13,538)
Cash and cash equivalents at beginning of year	4,036	2,476	41,950	—	48,462
Cash and cash equivalents at end of year	$3,642	$2,104	$29,178	$—	$34,924

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2010
Net Cash Provided (Used) by Operating Activities	$101,658	$15,427	$44,442	$(39,320)	$122,207
Investing Activities
Purchases of property and equipment	(7,281)	(1,567)	(8,505)	—	(17,353)
Proceeds from sale of property and equipment	—	—	36	—	36
Business acquisitions, net of cash acquired	—	(13,725)	—	—	(13,725)
Other long-term assets	291	(11)	521	—	801
Other	153	(174)	(355)	—	(376)
Net Cash Used for Investing Activities	(6,837)	(15,477)	(8,303)	—	(30,617)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	689,022	—	19,720	—	708,742
Payments on revolving lines of credit and long-term borrowings	(751,660)	—	—	—	(751,660)
Proceeds from exercise of stock options	2,912	—	—	—	2,912
Payment of financing costs	(30,329)	—	—	—	(30,329)
Payment of dividends	(1,612)	—	(39,320)	39,320	(1,612)
Purchase of treasury stock	(5,687)	—	—	—	(5,687)
Net Cash Provided (Used) by Financing Activities	(97,354)	—	(19,600)	39,320	(77,634)
Effect of exchange rate changes on cash	—	—	(2,995)	—	(2,995)
Increase (Decrease) in cash and cash equivalents	(2,533)	(50)	13,544	—	10,961
Cash and cash equivalents at beginning of year	6,569	2,526	28,406	—	37,501
Cash and cash equivalents at end of year	$4,036	$2,476	$41,950	$—	$48,462

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2009
Net Cash Provided (Used) by Operating Activities	$154,367	$1,823	$105,575	$(106,102)	$155,663
Investing Activities
Purchases of property and equipment	(6,733)	(1,875)	(9,391)	—	(17,999)
Proceeds from sale of property and equipment	5	—	1,158	—	1,163
Other long-term assets	737	(122)	(14)	—	601
Other	(579)	416	(284)	—	(447)
Net Cash Used for Investing Activities	(6,570)	(1,581)	(8,531)	—	(16,682)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	400,123	—	—	—	400,123
Payments on revolving lines of credit and long-term borrowings	(552,294)	—	(1,142)	—	(553,436)
Proceeds from exercise of stock options	1,628	—	—	—	1,628
Payment of dividends	(1,605)	—	(106,102)	106,102	(1,605)
Net Cash Provided (Used) by Financing Activities	(152,148)	—	(107,244)	106,102	(153,290)
Effect of exchange rate changes on cash	—	—	4,294	—	4,294
Increase (Decrease) in cash and cash equivalents	(4,351)	242	(5,906)	—	(10,015)
Cash and cash equivalents at beginning of year	10,920	2,284	34,312	—	47,516
Cash and cash equivalents at end of year	$6,569	$2,526	$28,406	$—	$37,501

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interim Financial Information (unaudited)

	QUARTER ENDED (In thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2011
Net sales	$428,498	$466,412	$456,519	$449,701
Gross profit	123,006	134,918	131,077	129,477
Earnings before income taxes	10,004	8,261	17,150	(29,828)
Net earnings (loss)	7,454	10,661	12,800	(35,028)
Net earnings (loss) per share—basic	0.23	0.33	0.40	(1.10)
Net earnings (loss) per share—assuming dilution	0.23	0.32	0.40	(1.10)

	March 31,	June 30,	September 30,	December 31,
2010
Net sales	$402,240	$430,828	$437,476	$451,537
Gross profit	117,713	126,490	131,567	133,871
Earnings before income taxes	5,306	2,414	20,923	9,398
Net earnings	3,106	(611)	15,598	7,248
Net earnings per share—basic	0.10	(0.02)	0.48	0.22
Net earnings per share—assuming dilution	0.09	(0.02)	0.48	0.22

Earnings and earnings per share for the quarter ended March 31, 2011 reflects loss on debt extinguishment including debt finance charges and associated fees of $4,881,000 ($4,881,000 after tax or $0.15 per share assuming dilution) as a result of the company’s decision to extinguish higher interest rate debt.

Earnings and earnings per share for the quarter ended June 30, 2011 reflects loss on debt extinguishment including debt finance charges and associated fees of $11,855,000 ($11,855,000 after tax or $0.36 per share assuming dilution) as a result of the company’s decision to extinguish higher interest rate debt; a tax settlement benefit in Germany of $5,100,000 ($5,100,000 after tax or $0.16 per share assuming dilution); and restructuring charges of $431,000 ($411,000 after tax or $0.01 per share assuming dilution).

Earnings and earnings per share for the quarter ended September 30, 2011 reflects loss on debt extinguishment including debt finance charges and associated fees of $7,462,000 (7,462,000 after tax or $0.23 per share assuming dilution) as a result of the company’s decision to extinguish higher interest rate debt and restructuring charge of $1,311,000 ($971,000 after tax or $0.03 per share assuming dilution).

Loss and loss per share for the quarter ended December 31, 2011 reflects asset write-downs for goodwill and intangibles of $49,480,000 ($48,719,000 after tax or $1.53 per share assuming dilution) and restructuring charges of $9,128,000 ($9,217,000 after tax or $0.29 per share assuming dilution).

Earnings and earnings per share for the quarter ended March 31, 2010 reflects loss on debt extinguishment including debt finance charges and associated fees of $4,386,000 ($3,786,000 after tax or $0.11 per share assuming dilution) as a result of the company’s decision to extinguish higher interest rate debt.

Loss and loss per share for the quarter ended June 30, 2010 reflects loss on debt extinguishment including debt finance charges and associated fees of $14,048,000 ($14,648,000 after tax or $0.45 per share assuming dilution) as a result of the company’s decision to extinguish higher interest rate debt.

Earnings and earnings per share for the quarter ended September 30, 2010 reflects loss on debt extinguishment including debt finance charges and associated fees of $3,711,000 ($3,711,000 after tax or $0.11 per share assuming dilution) as a result

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the company’s decision to extinguish higher interest rate debt.

Loss and loss per share for the quarter ended December 31, 2010 reflects loss on debt extinguishment including debt finance charges and associated fees of $18,019,000 ($14,154,000 after tax or $0.43 per share assuming dilution) as a result of the company’s decision to extinguish higher interest rate debt.

INVACARE CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	COL A.	COL B.	COL C.		COL D.
	Balance At Beginning of Period	Charged To Cost And Expenses	Additions (Deductions) Describe		Balance At End of Period
		(In thousands)
Year Ended December 31, 2011
Deducted from asset accounts—
Allowance for doubtful accounts	$30,168	$11,460	$(9,408)	(A)	$32,220
Inventory obsolescence reserve	14,242	3,885	(3,890)	(B)	14,237
Tax valuation allowances	81,981	37	10,525	(D)	92,543
Accrued warranty cost	18,252	13,658	(12,068)	(B)	19,842
Accrued product liability	24,160	8,917	(11,329)	(C)	21,748
Year Ended December 31, 2010
Deducted from asset accounts—
Allowance for doubtful accounts	$28,075	$16,979	$(14,886)	(A)	$30,168
Inventory obsolescence reserve	15,009	5,350	(6,117)	(B)	14,242
Tax valuation allowances	65,050	4,526	12,405	(D)	81,981
Accrued warranty cost	21,506	6,427	(9,681)	(B)	18,252
Accrued product liability	23,989	8,523	(8,352)	(C)	24,160
Year Ended December 31, 2009
Deducted from asset accounts—
Allowance for doubtful accounts	$23,090	$19,281	$(14,296)	(A)	$28,075
Inventory obsolescence reserve	12,419	6,497	(3,907)	(B)	15,009
Tax valuation allowances	75,507	6,275	(16,732)	(D)	65,050
Accrued warranty cost	16,798	14,112	(9,404)	(B)	21,506
Accrued product liability	23,758	7,880	(7,649)	(C)	23,989
  ________________________
Note (A)—Uncollectible accounts written off, net of recoveries.
Note (B)—Amounts written off or payments incurred.
Note (C)—Loss and loss adjustment.
Note (D)—Other activity not affecting federal or foreign tax expense.