Form 10-K/A
period 2011-12-31
INVACARE CORP
filed 2012-03-26
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K/A
(Amendment No. 1)
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
As of February 23, 2012, 30,734,171 Common Shares and 1,084,747 Class B Common Shares were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2011.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2011 of Invacare Corporation (the "Company") filed with the Securities and Exchange Commission on February 27, 2012 (the "Original Filing") is filed solely for the purposes of furnishing the Company's XBRL interactive data files in Exhibit 101 as required by Rule 405 of Regulation S-T. No other part of the Original Filing is amended hereby, and this amendment does not reflect events that may have occurred after the Original Filing date.
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for the purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 26, 2012.

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

10(ah)**	2012 Non-employee Directors Deferred Compensation Plan, effective January 1, 2012	*
10(ai)**	Amendment No. 3 to Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005	*
21**	Subsidiaries of the company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL instance document
101.SCH***	XBRL taxonomy extension schema
101.CAL***	XBRL taxonomy extension calculation linkbase
101.DEF***	XBRL taxonomy extension definition linkbase

Official Exhibit No.	Description	Sequential Page No.
101.LAB***	XBRL taxonomy extension label linkbase
101.PRE***	XBRL taxonomy extension presentation linkbase
________________________

*	Management contract, compensatory plan or arrangement

**	Filed with Original Form 10-K
*** Furnished herewith

(A)	Reference is made to Exhibit 4.7 of the company's registration statement on Form S-8, filed March 30, 2001, which Exhibit is incorporated herein by reference.

(B)	Reference is made to Exhibit 10(z) of the company report on Form 10-Q for the quarter ended March 31, 2003, which Exhibit is incorporated herein by reference.

(C)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated March 6, 2008, which Exhibit is incorporated herein by reference.

(D)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2004, which Exhibit is incorporated herein by reference.

(E)	Reference is made to Exhibit 4.1 of the company report on Form 8-K, dated July 8, 2005, which Exhibit is incorporated herein by reference.

(F)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2005, which Exhibit is incorporated herein by reference.

(G)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated February 5, 2007, which Exhibit is incorporated herein by reference.

(H)	Reference is made to Exhibit 4.1 of the company report on Form 8-K, dated February 12, 2007, which Exhibit is incorporated herein by reference.

(I)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2007, which Exhibit is incorporated herein by reference.

(J)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 31, 2008, which Exhibit is incorporated herein by reference.

(K)	Reference is made to Exhibit 3(a) of the company report on Form 10-K for the fiscal year ended December 31, 2008, which Exhibit is incorporated herein by reference.

(L)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated May 21, 2009, which Exhibit is incorporated herein by reference.

(M)	Reference is made to Exhibit 3.1 of the company report on Form 10-Q, dated June 30, 2009, which Exhibit is incorporated herein by reference.

(N)	Reference is made to Exhibit 2.3 of the company report on Form 8-A, dated October 30, 2009, which Exhibit is incorporated herein by reference.

(O)	Reference is made to the Exhibit 10.2 of the company report on Form 10-Q, dated September 30, 2009, which Exhibit is incorporated herein by reference.

(P)	Reference is made to Appendix B of the company Definitive Proxy Statement on Schedule 14A, dated April 7, 2010, which is incorporated herein by reference.

(Q)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated October 28, 2010, which Exhibit is incorporated herein by reference.

(R)	Reference is made to Appendix A to the company’s Definitive Proxy Statement on Schedule 14A dated April 7, 2010, which is incorporated herein by reference.

(S)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2010, which Exhibit is incorporated herein by reference.

(T)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated April 5, 2011, which Exhibit is incorporated herein by reference.