Form 10-Q
period 2012-03-31
INVACARE CORP
filed 2012-05-07
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-15103
INVACARE CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	95-2680965
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Invacare Way, P.O. Box 4028, Elyria, Ohio	44036
(Address of principal executive offices)	(Zip Code)
(440) 329-6000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check One):    Large accelerated filer ☒    Accelerated filer ☐  Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of May 4, 2012, the registrant had 30,735,171 Common Shares and 1,084,747 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share data)
Net sales	$433,564	$428,498
Cost of products sold	313,995	305,492
Gross Profit	119,569	123,006
Selling, general and administrative expenses	107,499	105,777
Charges related to restructuring activities	548	—
Loss on debt extinguishment including debt finance charges and associated fees	—	4,881
Interest expense	1,476	2,611
Interest income	(337)	(267)
Earnings before Income Taxes	10,383	10,004
Income taxes	2,150	2,550
Net Earnings	$8,233	$7,454
Net Earnings per Share—Basic	$0.26	$0.23
Weighted Average Shares Outstanding—Basic	31,819	32,174
Net Earnings per Share—Assuming Dilution	$0.26	$0.23
Weighted Average Shares Outstanding—Assuming Dilution	31,822	33,015

Net Earnings	$8,233	$7,454
Other comprehensive income:
Foreign currency translation adjustments	334	35,433
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains (losses)	228	(25)
Amounts arising during the year, primarily due to the addition of new participants	(35)	(204)
Deferred tax adjustment resulting from defined benefit plan activity	(11)	35
Valuation reserve (reversal) associated with defined benefit plan activity	11	(17)
Current period unrealized gain (loss) on cash flow hedges	793	(1,315)
Deferred tax benefit (loss) related to unrealized gain (loss) on cash flow hedges	(134)	31
Other Comprehensive Income	1,186	33,938

Comprehensive Income	$9,419	$41,392

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2012	December 31, 2011
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$32,668	$34,924
Trade receivables, net	255,359	247,974
Installment receivables, net	4,542	6,671
Inventories, net	214,155	192,761
Deferred income taxes	1,038	1,620
Other current assets	46,096	44,820
Total Current Assets	553,858	528,770
Other Assets	42,834	42,647
Other Intangibles	80,577	83,320
Property and Equipment, net	128,185	129,712
Goodwill	495,095	496,605
Total Assets	$1,300,549	$1,281,054
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$160,974	$148,805
Accrued expenses	124,991	132,595
Accrued income taxes	150	1,495
Short-term debt and current maturities of long-term obligations	7,371	5,044
Total Current Liabilities	293,486	287,939
Long-Term Debt	260,276	260,440
Other Long-Term Obligations	109,706	106,150
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 33,836 and 33,835 issued in 2012 and 2011, respectively)—no par	8,471	8,471
Class B Common Shares (Authorized 12,000 shares; 1,086 and 1,086, issued and outstanding in 2012 and 2011, respectively)—no par	272	272
Additional paid-in-capital	222,943	221,409
Retained earnings	372,136	364,300
Accumulated other comprehensive earnings	126,062	124,876
Treasury shares	(92,803)	(92,803)
Total Shareholders’ Equity	637,081	626,525
Total Liabilities and Shareholders’ Equity	$1,300,549	$1,281,054

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Operating Activities	(In thousands)
Net earnings	$8,233	$7,454
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,632	8,795
Provision for losses on trade and installment receivables	1,440	3,392
Provision (Benefit) for deferred income taxes	41	(233)
Provision for other deferred liabilities	220	694
Provision for stock-based compensation	1,534	1,412
Loss on disposals of property and equipment	7	158
Loss on debt extinguishment including debt finance charges and associated fees	—	4,881
Amortization of convertible debt discount	141	593
Changes in operating assets and liabilities:
Trade receivables	(7,967)	1,412
Installment sales contracts, net	2,060	(320)
Inventories	(20,615)	(4,660)
Other current assets	596	(316)
Accounts payable	11,805	(575)
Accrued expenses	(9,394)	(15,278)
Other long-term liabilities	1,442	1,534
Net Cash Provided (Used) by Operating Activities	(825)	8,943
Investing Activities
Purchases of property and equipment	(4,681)	(3,353)
Proceeds from sale of property and equipment	45	14
(Increase) Decrease in other long-term assets	(11)	(206)
Other	20	(161)
Net Cash Used for Investing Activities	(4,627)	(3,706)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	75,508	112,292
Payments on revolving lines of credit and long-term borrowings	(72,480)	(117,558)
Proceeds from exercise of stock options	—	2,068
Payment of financing costs	—	(4,507)
Payment of dividends	(397)	(401)
Purchase of treasury stock	—	(14,644)
Net Cash Provided (Used) by Financing Activities	2,631	(22,750)
Effect of exchange rate changes on cash	565	1,683
Increase (Decrease) in cash and cash equivalents	(2,256)	(15,830)
Cash and cash equivalents at beginning of year	34,924	48,462
Cash and cash equivalents at end of year	$32,668	$32,632

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

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

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 2012, the results of its operations for the three months ended March 31, 2012 and changes in its cash flow for the three months ended March 31, 2012 and 2011, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 29 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Stock-Based Compensation Plans: The company accounts for share-based compensation under the provisions of Compensation-Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted options and no significant changes have been made regarding the valuation methodologies used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model.
The substantial majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods.
The amounts of stock-based compensation expense recognized were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Stock-based compensation expense recognized as part of selling, general and administrative expense	$1,534	$1,412
The amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan (the “2003 Plan”). Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company's Business Segment Note to the Consolidated Financial Statements.

Recent Accounting Pronouncements: In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05 or the ASU). ASU 2011-05 requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income (OCI). The ASU does not change what is required to be reported in OCI. The company adopted ASU 2011-05 in this first quarter 2012 Form 10-Q with no impact on the company's financial position, results of operations or cash flows other than the modification to the company's Consolidated Statement of Earnings.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

The estimated allowance for uncollectible amounts ($25,376,000 at March 31, 2012 and $27,947,000 at December 31, 2011) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the third party financing arrangement with DLL, a third party financing company which the company has worked with since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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
Installment receivables consist of the following (in thousands):

	March 31, 2012			December 31, 2011
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$7,213	$2,211	$9,424	$8,990	$2,931	$11,921
Less:
Unearned interest	(140)	—	(140)	(171)	—	(171)
	7,073	2,211	9,284	8,819	2,931	11,750
Allowance for doubtful accounts	(2,531)	(1,578)	(4,109)	(2,148)	(2,125)	(4,273)
	$4,542	$633	$5,175	$6,671	$806	$7,477

Installment receivable purchased from DLL during the three months ended March 31, 2012 increased the gross installment receivables balance by $1,000. No sales of installment receivables were made by the company during the quarter.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	For the Three Months Ended	Year Ended
	March 31, 2012	December 31, 2011
Balance as of beginning of period	$4,273	$4,841
Current period provision	355	1,215
Direct write-offs charged against the allowance	(519)	(1,783)
Balance as of end of period	$4,109	$4,273

Installment receivables by class as of March 31, 2012 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$5,499	$5,499	$3,804	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	3,620	3,480	—	27
Impaired Installment receivables with a related allowance recorded	305	305	305	—
Total Canadian Installment Receivables	$3,925	$3,785	$305	$27
Total
Non-Impaired Installment receivables with no related allowance recorded	3,620	3,480	—	27
Impaired Installment receivables with a related allowance recorded	5,804	5,804	4,109	—
Total Installment Receivables	$9,424	$9,284	$4,109	$27

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

Installment receivables by class as of December 31, 2011 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$6,116	$6,116	$4,240	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	5,696	5,525	—	271
Impaired Installment receivables with a related allowance recorded	109	109	33	—
Total Canadian Installment Receivables	$5,805	$5,634	$33	$271
Total
Non-Impaired Installment receivables with no related allowance recorded	5,696	5,525	—	271
Impaired Installment receivables with a related allowance recorded	6,225	6,225	4,273	—
Total Installment Receivables	$11,921	$11,750	$4,273	$271

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of March 31, 2012, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. However, while the full balance may be deemed to be impaired, the company does historically collect a large percentage of the principal of its U.S. installment receivables.

In Canada, the company had an immaterial amount of installment receivables which were past due of 90 days or more as of March 31, 2012 and December 31, 2011 for which the company is still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	March 31, 2012			December 31, 2011
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$3,431	$—	$3,431	$5,612	$—	$5,612
0-30 Days Past Due	122	—	122	84	—	84
31-60 Days Past Due	44	—	44	42	—	42
61-90 Days Past Due	20	—	20	8	—	8
90+ Days Past Due	5,807	5,499	308	6,175	6,116	59
	$9,424	$5,499	$3,925	$11,921	$6,116	$5,805

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

Inventories

Inventories as of March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Finished goods	$124,143	$116,378
Raw materials	75,725	63,244
Work in process	14,287	13,139
	$214,155	$192,761

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Machinery and equipment	$364,321	$360,215
Land, buildings and improvements	95,933	95,737
Furniture and fixtures	14,247	14,034
Leasehold improvements	16,052	15,750
	490,553	485,736
Less allowance for depreciation	(362,368)	(356,024)
	$128,185	$129,712

Acquisitions

In September 2011, the company completed the acquisition of Dynamic Medical Systems (DMS), a solutions-based service organization with a strong presence in the western United States, for $41,465,000, which was paid in cash.  The acquisition gives the company a national rental footprint, which strategically enhances the company's ability to service regional and national long-term care providers. DMS has a clinical solution selling approach for wound therapies, safe patient handling and other rental applications in institutional settings. Pursuant to the purchase agreement, the company agreed to pay contingent consideration of up to $9,000,000 if certain goals were met over the next 24 months, principally earnings projections, for which the company has recorded a liability amount of $8,300,000 based on the company's estimate of the probable payout.

In October 2011, the company acquired a developed technology intangible asset and inventory related to a negative pressure wound therapy product in the United States for $965,000.

Goodwill
The change in goodwill reflected on the balance sheet from December 31, 2011 to March 31, 2012 was the result of foreign currency translation.

Other Intangibles

All of the company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $31,756,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2011 to March 31, 2012 were the result of foreign currency translation and amortization.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

The company's intangibles consist of the following (in thousands):

	March 31, 2012		December 31, 2011
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer Lists	$94,618	$52,958	$94,790	$50,832
Trademarks	31,756	—	31,777	—
License agreements	3,203	3,203	3,160	3,160
Developed Technology	9,638	4,872	9,823	4,870
Patents	6,380	5,394	6,358	5,266
Other	7,562	6,153	7,510	5,970
	$153,157	$72,580	$153,418	$70,098

Amortization expense related to other intangibles was $2,569,000 in the first three months of 2012 and is estimated to be $9,985,000 in 2012, $9,090,000 in 2013, $8,646,000 in 2014, $7,194,000 in 2015, $5,968,000 in 2016 and $2,374,000 in 2017. Amortized intangibles are being amortized on a straight-line basis for periods from 3 to 20 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

Warranty Costs
Generally, the company's products are covered from the date of sale to the customer by warranties against defects in material and workmanship for various periods depending on the product. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. The increase in the liability for pre-existing warranties in 2012 is primarily the result of product recalls.
The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2012	$19,842
Warranties provided during the period	3,350
Settlements made during the period	(3,132)
Changes in liability for pre-existing warranties during the period, including expirations	885
Balance as of March 31, 2012	$20,945

Long-Term Debt

Debt as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
$400,000,000 senior secured revolving credit facility, due in October 2015	$249,438	$247,063
Convertible senior subordinated debentures at 4.125%, due in February 2027	9,938	9,797
Other notes and lease obligations	8,271	8,624
	267,647	265,484
Less current maturities of long-term debt	(7,371)	(5,044)
	$260,276	$260,440

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

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

The liability components of the company’s convertible debt as of March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Principal amount of liability component	$13,850	$13,850
Unamortized discount	(3,912)	(4,053)
Net carrying amount of liability component	$9,938	$9,797

The company is a party to interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $18,000,000 and $22,000,000 through September 2013, $20,000,000 and $25,000,000 through May 2013 and $15,000,000 through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 0.46%, 1.08%, 0.73% and 1.05%, respectively, for effective aggregate rates of 2.375%, 2.21%, 2.83%, 2.48% and 2.80%, respectively. As of March 31, 2012, the weighted average floating interest rate on borrowing was 2.01% compared to 2.28% as of December 31, 2011.

Shareholders’ Equity Transactions

The Amended and Restated 2003 Performance Plan, (the “2003 Plan”), allows the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to grant up to 6,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock), which includes the addition of 3,000,000 Common Shares authorized for issuance under the 2003 Plan, as approved by the company’s shareholders on May 21, 2009. The maximum aggregate number of Common Shares that may be granted during the term of the 2003 Plan pursuant to all awards, other than stock options, is 1,300,000 Common Shares. The Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.

For the three months ended March 31, 2012, the Committee granted 11,542 non-qualified stock options under the 2003 Plan, each having a term of ten years and generally granted at the fair market value of the company’s Common Shares on the date of grant. In addition, restricted stock awards for 1,000 shares were granted without cost to the recipients which vest ratably over the four years after the award date. Compensation expense of $589,000 was recognized during the quarter ended March 31, 2012 related to restricted stock awards and there were outstanding restricted stock awards totaling 250,499 shares that were not vested.

As of March 31, 2012, there was $14,468,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested options and shares, and includes $4,655,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years. Prior to the adoption of ASC 718, Compensation—Stock Compensation, the company presented all tax

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012 benefit deductions resulting from the exercise of stock options as a component of operating cash flows in the Consolidated Statement of Cash Flows. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options is classified as a component of financing cash flows.

The following table summarizes information about stock option activity for the three months ended March 31, 2012:

	March 31, 2012	Weighted Average Exercise Price
Options outstanding at January 1, 2012	4,455,365	28.99
Granted	11,542	17.54
Exercised	—	0.00
Canceled	(80,162)	27.96
Options outstanding at March 31, 2012	4,386,745	28.99
Options exercise price range at March 31, 2012	10.70 to
	$47.80
Options exercisable at March 31, 2012	2,915,989
Options available for grant at March 31, 2012*	1,970,134
 ________________________

*	Options available for grant as of March 31, 2012 reduced by net restricted stock award activity of 585,007.

The following table summarizes information about stock options outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 3/31/12	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 3/31/12	Weighted Average Exercise Price
$ 10.70 – $15.00	15,153	3.8 years	$12.10	10,153	$10.70
$ 15.01 – $25.00	1,835,951	7.2	22.51	926,044	22.11
$ 25.01 – $35.00	1,207,050	6.7	26.24	651,201	26.83
$ 35.01 – $47.80	1,328,591	2.1	40.63	1,328,591	40.63
Total	4,386,745	5.5	$28.99	2,915,989	$31.56

When stock options are awarded, they generally become exercisable over a four-year vesting period whereby options vest in equal installments each year. Options granted with graded vesting are accounted for as single options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate and expected life. The assumed expected life is based on the company's historical analysis of option history. The expected stock price volatility is also based on actual historical volatility, and expected dividend yield is based on historical dividends as the company has no current intention of changing its dividend policy.

The 2003 Plan provides that shares granted come from the company's authorized but unissued Common Shares or treasury shares. In addition, the company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares.

Income Taxes

The company had an effective tax rate of 20.7% on earnings before tax for the three month period ended March 31, 2012 compared to an expected rate at the US statutory rate of 35%. The company's effective tax rate for the three months ended March 31, 2012 was lower than the U.S. federal statutory rate, principally due to foreign taxes recognized at rates below the U.S. statutory rate. The company also benefited year to date from countries with valuation allowances included in the combined effective rate due to expected current year profits. The company had an effective tax rate of 25.5% on earnings before tax for the three month period ended March 31, 2011, respectively, compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three months ended March 31, 2011 was lower than the U.S. federal statutory rate as a result of foreign earnings taxed at an effective rate lower than the US statutory rate and a net profit for the quarter related to countries with tax valuation

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012 allowances. The company had a domestic profit in the first quarter of 2012, but continued to be in a three-year cumulative loss position in the U.S. principally as a result of recording pre-tax expenses in prior periods related to the extinguishment of convertible debt at a premium and the write-off of goodwill. As a result of the loss position, the majority of the U.S. deferred tax assets continue to be subject to a valuation allowance.

Net Earnings Per Common Share

The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.

	For the Three Months Ended
(In thousands except per share data)	March 31,
	2012	2011
Basic
Average common shares outstanding	31,819	32,174
Net earnings	$8,233	$7,454
Net earnings per common share	$0.26	$0.23
Diluted
Average common shares outstanding	31,819	32,174
Shares related to convertible debt	—	488
Stock options and awards	3	353
Average common shares assuming dilution	31,822	33,015
Net earnings	$8,233	$7,454
Net earnings per common share	$0.26	$0.23

At March 31, 2012 and 2011, 4,287,922 and 2,163,436 shares associated with stock options, respectively were excluded from the average common shares assuming dilution, as they were anti-dilutive. At March 31, 2012, the majority of the anti-dilutive shares were granted at an exercise price of $24.45, which was higher than the average fair market value price of $16.74 for 2012. At March 31, 2011, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $29.74 for 2011. Shares necessary to settle a conversion spread on the convertible notes were included in the common shares assuming dilution as the average market price of the company stock for 2011 did exceed the conversion price, which was not the case in 2012.

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $11,435,000 at March 31, 2012 to DLL for events of default under the contracts, which total $68,164,000 at March 31, 2012. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

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

During the first three months of 2012 and 2011, the company was a party to interest rate swap agreements that qualified as cash flow hedges and effectively converted floating-rate debt to fixed-rate debt, so the company could avoid the risk of changes in market interest rates. The gains or losses on interest rate swaps are reflected in interest expense on the consolidated statement of operations.

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $36,967,000 and $39,381,000 matured during the three months ended March 31, 2012 and 2011, respectively.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

Foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	March 31, 2012		December 31, 2011
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$2,559	$26	$3,324	$104
USD / CAD	21,482	125	8,424	29
USD / CNY	6,870	3	8,130	(16)
USD / EUR	41,014	576	42,267	701
USD / GBP	1,396	(6)	1,806	19
USD / NZD	6,192	204	8,256	86
USD / SEK	9,974	149	4,520	19
USD / MXP	9,298	776	14,029	(146)
EUR / AUD	866	(27)	1,220	(48)
EUR / CAD	1,896	9	—	—
EUR / CHF	4,084	42	5,433	(22)
EUR / GBP	17,148	(262)	17,201	9
EUR / SEK	1,503	(11)	—	—
EUR / NOK	1,327	(12)	—	—
EUR / NZD	5,837	526	7,009	505
GBP / CHF	731	(11)	929	(5)
GBP / SEK	3,166	64	1,690	12
CHF / SEK	318	(9)	271	(2)
NOK / CHF	701	(15)	436	(1)
	$136,362	$2,147	$124,945	$1,244

Fair Value Hedging Strategy

In 2012 and 2011, the company did not utilize any derivatives designated as fair value hedges. However, the company has in the past utilized fair value hedges in the form of forward contracts to manage the foreign exchange risk associated with certain firm commitments and has entered into interest rate swaps to effectively convert fixed-rate debt to floating-rate debt in an attempt to avoid paying higher than market interest rates. For derivative instruments designated and qualifying as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item associated with the hedged risk are recognized in the same line item associated with the hedged item in earnings.

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The company utilizes foreign currency forward or option contracts that do not qualify for hedge accounting treatment in an attempt to manage the risk associated with the conversion of earnings in foreign currencies into U.S. Dollars. While these derivative instruments do not qualify for hedge accounting treatment in accordance with ASC 815, these derivatives do provide the company with a means to manage the risk associated with currency translation. These instruments are recorded at fair value in the consolidated balance sheet and any gains or losses are recorded as part of earnings in the current period. A gain of $6,000 was recorded by the company for the quarter ended March 31, 2011 related to derivatives not qualifying for hedge accounting treatment.

The company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the company in

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

2012 or 2011 related to these forward contracts and the associated short-term intercompany trading receivables and payables.

Foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in 2012 and 2011, respectively, and outstanding were as follows (in thousands USD):

	March 31, 2012		March 31, 2011
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
CAD / USD	$7,138	$77	$17,131	$404
CHF / USD	3,315	63	—	—
DKK / USD	8,137	(73)	—	—
NOK / USD	—	—	5,268	157
NZD / USD	1,377	7	—	—
CHF / GBP	—	—	7,107	256
SEK / CAD	2,483	(2)	—	—
AUD / NZD	1,066	11	—	—
EUR / NZD	—	—	145	6
	$23,516	$83	$29,651	$823

The fair values of the company’s derivative instruments were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	$2,772	$625	$1,621	$377
Interest rate swap contracts	$—	$480	$18	$388
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward contracts	161	78	64	128
Total derivatives	$2,933	$1,183	$1,703	$893

The fair values of the company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

The effect of derivative instruments on the Statement of Operations and Other Comprehensive Income (OCI) was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2012
Foreign currency forward contracts	$10	$779	$—
Interest rate swap contracts	110	—	—
	$120	$779	$—
Three months ended March 31, 2011
Foreign currency forward contracts	$(1,249)	$62	$6
Interest rate swap contracts	(129)	—	—
	$(1,378)	$62	$6

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31, 2012
Foreign currency forward contracts			$83
Three months ended March 31, 2011
Foreign currency forward contracts			$817

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. For the three months ended March 31, 2012, net sales were increased by $258,000 and cost of product sold was decreased by $564,000 for a net realized gain of $822,000. For the three months ended March 31, 2011, net sales were increased by $213,000 and cost of product sold was increased by $151,000 for a net realized gain of $62,000.

The company recognized incremental expense of $126,000 and $42,000 for the three months ended March 31, 2012 and 2011, respectively related to interest rate swap agreements which are reflected in interest expense on the consolidated statement of operations. Gains of $83,000 and $817,000 were recognized in selling, general and administrative (SG&A) expenses for the three months ended March 31, 2012 and 2011, respectively, on foreign currency forward contracts not designated as hedging instruments which were offset by losses of comparable amounts also recorded in SG&A expenses on the intercompany trade payables for which the derivatives were entered into to offset.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
March 31, 2012:
Forward Exchange Contracts—net	$2,230	—	$2,230	—
Interest Rate Swap Agreements—net	(480)		(480)
December 31, 2011:
Forward Exchange Contracts—net	$1,180	—	$1,180	—
Interest Rate Swap Agreements—net	(370)		(370)

Forward Contracts: The company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany and third party sales or payments as well as intercompany loans. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are used to hedge the following currencies: AUD, CAD, CHF, CNY, DKK, EUR, GBP, MXP, NOK, NZD, SEK and USD. The company does not use derivative financial instruments for speculative purposes. Fair values for the company’s foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities.

The carrying amounts and fair values of the company’s financial instruments at March 31, 2012 and 2011 are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$32,668	$32,668	$34,924	$34,924
Other investments	1,312	1,312	1,362	1,362
Installment receivables, net of reserves	5,175	5,175	7,477	7,477
Long-term debt (including current maturities of long-term debt)	(267,647)	(266,497)	(265,484)	(264,112)
Forward contracts in Other Current Assets	2,933	2,933	1,685	1,685
Forward contracts in Accrued Expenses	(703)	(703)	(505)	(505)
Interest Rate Swap Agreements in Other Current Assets	—	—	18	18
Interest Rate Swap Agreements in Accrued Expenses	(480)	(480)	(388)	(388)

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

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

Forward contracts and interest rate swaps: Fair values for the company’s forward contracts are based on quoted market prices, while the fair values of the interest rate swaps are based on model-derived calculations using inputs that are observable in active markets.

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

The company evaluates performance and allocates resources based on profit or loss from operations before income taxes for each reportable segment. The accounting policies of each segment are the same as those described in the summary of significant accounting policies for the company’s consolidated financial statements. Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Therefore, intercompany profit or loss on intersegment sales and transfers is not considered in evaluating segment performance except for Asia/Pacific due to its significant intercompany sales volume relative to the segment.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

The information by segment is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Revenues from external customers
North America/HME	$176,118	$181,831
Invacare Supply Group	78,465	74,046
Institutional Products Group	36,138	31,423
Europe	125,303	121,387
Asia/Pacific	17,540	19,811
Consolidated	$433,564	$428,498
Intersegment revenues
North America/HME	$29,130	$20,810
Invacare Supply Group	19	16
Institutional Products Group	1,824	2,193
Europe	1,978	1,846
Asia/Pacific	10,530	7,946
Consolidated	$43,481	$32,811
Restructuring charges before income taxes
North America/HME	$117	$—
Invacare Supply Group	(13)	—
Institutional Products Group	35	—
Europe	291	—
Asia/Pacific	118	—
All Other (1)	—	—
Consolidated	$548	$—
Earnings (loss) before income taxes
North America/HME	$7,556	$13,249
Invacare Supply Group	1,250	1,195
Institutional Products Group	3,378	4,124
Europe	5,485	4,960
Asia/Pacific	(1,061)	1,051
All Other (1)	(6,225)	(14,575)
Consolidated	$10,383	$10,004
   ________________________

(1)
Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments. In addition, the “All Other” earnings (loss) before income taxes includes loss on debt extinguishment including debt finance charges, interest and fees.

Charges Related to Restructuring Activities

During the quarter ended March 31, 2012, as part of the company's ongoing globalization initiative to reduce complexity within it's global footprint, the company incurred restructuring charges. The restructuring was undertaken in response to the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company, including as a result of outsourcing by competitors to lower cost locations. As a result, the company recorded restructuring charges of $548,000 in the first quarter of 2012. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates. The majority of the outstanding charge accruals at March 31, 2012 are expected to be paid out within the next twelve months.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2010 Balance
Total	$—	$—	$—	$—	$—
Charges
NA/HME	4,756	—	—	4	4,760
IPG	123	—	—	—	123
ISG	335	—	—	—	335
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,688	277	1,788	117	10,870
Payments
NA/HME	(1,664)	—	—	(4)	(1,668)
IPG	(52)	—	—	—	(52)
ISG	(82)	—	—	—	(82)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,530)	(277)	(1,714)	(117)	(5,638)
December 31, 2011 Balance
NA/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
ISG	253	—	—	—	253
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	$5,158	$—	$74	$—	$5,232
Charges
NA/HME	117	—	—	—	117
IPG	35	—	—	—	35
ISG	(13)	—	—	—	(13)
Europe	257	—	34	—	291
Asia/Pacific	118	—	—	—	118
Total	514	—	34	—	548
Payments
NA/HME	(1,130)	—	—	—	(1,130)
IPG	(82)	—	—	—	(82)
ISG	(99)	—	—	—	(99)
Europe	(1,541)	—	(56)	—	(1,597)
Asia/Pacific	(118)	—	—	—	(118)
Total	(2,970)	—	(56)	—	(3,026)
March 31, 2012 Balance
NA/HME	2,079	—	—	—	2,079
IPG	24	—	—	—	24
ISG	141	—	—	—	141
Europe	458	—	52	—	510
Asia/Pacific	—	—	—	—	—
Total	$2,702	$—	$52	$—	$2,754

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

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

Further, the FDA regulates virtually all aspects of the development, testing, manufacturing, labeling, promotion, distribution and marketing of a medical device. The company’s failure to comply with the regulatory requirements of the FDA and other applicable U.S. medical device regulatory requirements may subject the company to administrative or judicially imposed sanctions. These sanctions include warning letters, civil penalties, criminal penalties, injunctions, consent decrees, product seizure or detention, product recalls and total or partial suspension of production.

As part of its regulatory function, the FDA routinely inspects the sites of medical device companies, and in 2011, the FDA inspected certain of the company's facilities. In December 2011, the FDA requested that the company negotiate and agree to a consent decree of injunction related to the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio. The FDA's proposed consent decree would require suspension of certain operations at these Elyria facilities until they are certified by an independent, third party auditor and then determined by FDA to be in compliance with FDA's Quality System Regulation. The company is in the process of negotiating the terms of the proposed consent decree with FDA. While the final terms of the consent decree have not been determined, they would result in the suspension of a portion, which could be substantial, of the company's operations at its wheelchair manufacturing facility in Elyria, Ohio. The duration of any such suspension would be dependent upon the company's ability to certify its compliance with FDA regulations and then the FDA's determination of such compliance. A suspension of operations likely would have adverse effects on the company's business, including loss of revenues, harm to the company's reputation and customer dissatisfaction. In addition, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. The company is devoting additional substantial financial, management and engineering resources to making the systemic improvements necessary to comply with the terms of the consent decree and the warning letter and maintain compliance in the future. The company's diversion of resources could impact other areas of the company's business, such as, for example, delays in new product development and cost reduction and Globalization activities.

The company is cooperating with the FDA in attempting to negotiate the final terms of the consent decree. However, there can be no assurance that negotiations will conclude with mutually agreeable terms of the consent decree which could lead the FDA to pursue judicial, legal or other enforcement action against the company. However, the results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. Such enforcement could include requiring restrictions on the manufacturing, sale or distribution of the company's products, product recalls, or the payment of fines or penalties, which enforcement could result in material adverse consequences to the company.

Any of the above contingencies could have an adverse impact on the company's business, prospects, value, financial condition or results of operations.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

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

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Three month period ended March 31, 2012
Net sales	$90,032	$203,117	$173,388	$(32,973)	$433,564
Cost of products sold	67,952	159,397	119,415	(32,769)	313,995
Gross Profit	22,080	43,720	53,973	(204)	119,569
Selling, general and administrative expenses	32,769	29,669	45,061	—	107,499
Charge related to restructuring activities	6	8	534	—	548
Income (loss) from equity investee	18,246	1,044	199	(19,489)	—
Interest expense (income)—net	(870)	1,249	760	—	1,139
Earnings (loss) before Income Taxes	8,421	13,838	7,817	(19,693)	10,383
Income taxes	188	87	1,875	—	2,150
Net Earnings (loss)	$8,233	$13,751	$5,942	$(19,693)	$8,233

Other Comprehensive Income, Net of Tax	1,186	1,845	(150)	(1,695)	1,186

Comprehensive Income	$9,419	$15,596	$5,792	$(21,388)	$9,419

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended March 31, 2011	(in thousands)

Net sales	$92,232	$189,627	$170,813	$(24,174)	$428,498
Cost of products sold	66,338	149,050	114,362	(24,258)	305,492
Gross Profit	25,894	40,577	56,451	84	123,006
Selling, general and administrative expenses	32,700	14,193	45,510	13,374	105,777
Loss on debt extinguishment including debt finance charges and associated fees	4,881	—	—	—	4,881
Income (loss) from equity investee	20,824	4,335	(21)	(25,138)	—
Interest expense—net	1,063	377	904	—	2,344
Earnings (loss) before Income Taxes	8,074	30,342	10,016	(38,428)	10,004
Income taxes	620	100	1,830	—	2,550
Net Earnings (loss)	$7,454	$30,242	$8,186	$(38,428)	$7,454

Other Comprehensive Income, Net of Tax	33,938	2,386	32,453	(34,839)	33,938

Comprehensive Income	$41,392	$32,628	$40,639	$(73,267)	$41,392

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
March 31, 2012
Assets
Current Assets
Cash and cash equivalents	$4,061	$2,463	$26,144	$—	$32,668
Trade receivables, net	81,068	80,116	94,175	—	255,359
Installment receivables, net	—	1,146	3,396	—	4,542
Inventories, net	40,103	57,070	118,944	(1,962)	214,155
Deferred income taxes	422	45	571	—	1,038
Other current assets	9,875	6,758	33,013	(3,550)	46,096
Total Current Assets	135,529	147,598	276,243	(5,512)	553,858
Investment in subsidiaries	1,581,133	527,199	—	(2,108,332)	—
Intercompany advances, net	80,537	850,233	209,049	(1,139,819)	—
Other Assets	41,167	549	1,118	—	42,834
Other Intangibles	737	25,768	54,072	—	80,577
Property and Equipment, net	44,034	18,905	65,246	—	128,185
Goodwill	—	55,893	439,202	—	495,095
Total Assets	$1,883,137	$1,626,145	$1,044,930	$(3,253,663)	$1,300,549
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73,251	$18,476	$69,247	$—	$160,974
Accrued expenses	32,694	22,211	73,636	(3,550)	124,991
Accrued income taxes	13	—	137	—	150
Short-term debt and current maturities of long-term obligations	6,566	—	805	—	7,371
Total Current Liabilities	112,524	40,687	143,825	(3,550)	293,486
Long-Term Debt	252,967	207	7,102	—	260,276
Other Long-Term Obligations	49,050	8,313	52,343	—	109,706
Intercompany advances, net	831,515	214,195	94,111	(1,139,821)	—
Total Shareholders’ Equity	637,081	1,362,743	747,549	(2,110,292)	637,081
Total Liabilities and Shareholders’ Equity	$1,883,137	$1,626,145	$1,044,930	$(3,253,663)	$1,300,549

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$3,642	$2,104	$29,178	$—	$34,924
Trade receivables, net	83,522	74,161	90,291	—	247,974
Installment receivables, net	—	1,180	5,491	—	6,671
Inventories, net	45,937	49,336	99,006	(1,518)	192,761
Deferred income taxes	422	45	1,153	—	1,620
Other current assets	10,171	6,517	33,812	(5,680)	44,820
Total Current Assets	143,694	133,343	258,931	(7,198)	528,770
Investment in subsidiaries	1,560,693	524,800	—	(2,085,493)	—
Intercompany advances, net	79,598	846,829	200,157	(1,126,584)	—
Other Assets	40,813	698	1,136	—	42,647
Other Intangibles	821	26,838	55,661	—	83,320
Property and Equipment, net	45,459	17,770	66,483	—	129,712
Goodwill	—	54,894	441,711	—	496,605
Total Assets	$1,871,078	$1,605,172	$1,024,079	$(3,219,275)	$1,281,054
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73,948	$18,078	$56,779	$—	$148,805
Accrued expenses	37,708	21,038	79,529	(5,680)	132,595
Accrued income taxes	508	—	987	—	1,495
Short-term debt and current maturities of long-term obligations	4,210	4	830	—	5,044
Total Current Liabilities	116,374	39,120	138,125	(5,680)	287,939
Long-Term Debt	252,855	227	7,358	—	260,440
Other Long-Term Obligations	47,873	7,312	50,965	—	106,150
Intercompany advances, net	827,451	210,005	89,128	(1,126,584)	—
Total Shareholders’ Equity	626,525	1,348,508	738,503	(2,087,011)	626,525
Total Liabilities and Shareholders’ Equity	$1,871,078	$1,605,172	$1,024,079	$(3,219,275)	$1,281,054

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Three month period ended March 31, 2012
Net Cash Provided (Used) by Operating Activities	$(483)	$1,074	$(1,416)	$—	$(825)
Investing Activities
Purchases of property and equipment	(553)	(2,546)	(1,582)	—	(4,681)
Proceeds from sale of property and equipment	12	17	16	—	45
Other long-term assets	—	—	(11)	—	(11)
Other	48	—	(28)	—	20
Net Cash Used for Investing Activities	(493)	(2,529)	(1,605)	—	(4,627)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	73,694	1,814	—	—	75,508
Payments on revolving lines of credit and long-term borrowings	(71,902)	—	(578)	—	(72,480)
Payment of dividends	(397)	—	—	—	(397)
Net Cash Provided (Used) by Financing Activities	1,395	1,814	(578)	—	2,631
Effect of exchange rate changes on cash	—	—	565	—	565
Increase (decrease) in cash and cash equivalents	419	359	(3,034)	—	(2,256)
Cash and cash equivalents at beginning of year	3,642	2,104	29,178	—	34,924
Cash and cash equivalents at end of year	$4,061	$2,463	$26,144	$—	$32,668

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2012

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Three month period ended March 31, 2011
Net Cash Provided (Used) by Operating Activities	$31,725	$(342)	$(9,066)	$(13,374)	$8,943
Investing Activities
Purchases of property and equipment	(817)	(813)	(1,723)	—	(3,353)
Proceeds from sale of property and equipment	—	—	14	—	14
Other long-term assets	(210)	—	4	—	(206)
Other	32	(4)	(189)	—	(161)
Net Cash Used for Investing Activities	(995)	(817)	(1,894)	—	(3,706)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	101,069	—	11,223	—	112,292
Payments on revolving lines of credit and long-term borrowings	(113,238)	—	(4,320)	—	(117,558)
Proceeds from exercise of stock options	2,068	—	—	—	2,068
Payment of financing costs	(4,507)	—	—	—	(4,507)
Payment of dividends	(401)	—	(13,374)	13,374	(401)
Purchase of treasury stock	(14,644)	—	—	—	(14,644)
Net Cash Provided (Used) by Financing Activities	(29,653)	—	(6,471)	13,374	(22,750)
Effect of exchange rate changes on cash	—	—	1,683	—	1,683
Increase (Decrease) in cash and cash equivalents	1,077	(1,159)	(15,748)	—	(15,830)
Cash and cash equivalents at beginning of year	4,036	2,476	41,950	—	48,462
Cash and cash equivalents at end of year	$5,113	$1,317	$26,202	$—	$32,632

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK

The company is not in a position to provide guidance for 2012 and does not expect to be able to do so until the terms of the FDA's proposed consent decree of injunction related to the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio are finalized. The company continues to discuss these terms with the FDA and, in the meantime, it is working expeditiously to make systemic improvements to ensure full compliance with the FDA's Quality System Regulation (QSR). The company is making significant progress on its remediation efforts and in the fourth quarter of 2012, it expects to engage a third party to conduct an audit of its compliance. In addition to incurring incremental costs related to quality systems improvements ($4,104,000), the company has diverted internal resources to accelerate progress on quality systems improvements. These diversions have temporarily impacted other areas of the company's business, including delays in new product introductions and progress on its Globalization initiative. The Globalization initiative is the company's long-term strategy to harmonize global product lines and reduce complexity, the results of which the company expects can generate an aggregate of $100 million in annualized savings by 2015. These savings are expected to drive gross margin expansion, allow for increased investment in research and development and help offset pricing/reimbursement pressures over time. As the company makes progress on its remediation efforts, it intends to redirect internal resources to accelerate new product development and its Globalization initiative, which are critical priorities for the company. The company believes that all of the progress it is making on its quality systems improvements will make Invacare an even stronger company. See the "Contingencies" note to the financial statements contained in Item 1 of this Form 10-Q and "Forward-Looking Statements" contained below in this Item.

RESULTS OF OPERATIONS

Net Sales. Consolidated net sales for the quarter increased 1.2% to $433,564,000 versus $428,498,000 for the same period last year. Foreign currency translation decreased net sales 0.4 of a percentage point while an acquisition increased sales by 1.4 percentage points. The organic net sales increase of 0.2% was driven by growth in Europe and Invacare Supply Group (ISG) substantially offset by declines in North America/Home Medical Equipment (NA/HME), Asia Pacific and Institutional Products Group (IPG) segments.

North America/Home Medical Equipment (NA/HME)
NA/HME net sales decreased 3.1% for the quarter to $176,118,000 as compared to $181,831,000 for the same period a year ago, with foreign currency translation decreasing net sales by 0.1 of a percentage point. The organic net sales decrease of 3.0% was driven by declines in mobility and seating and respiratory therapy products.

Invacare Supply Group (ISG)
ISG net sales for the quarter increased 6.0% to $78,465,000 compared to $74,046,000 for the same period last year. The net sales increase was primarily the result of net sales increases in incontinence, diabetic, urological and ostomy products.

Institutional Products Group (IPG)
IPG net sales for the first quarter increased 15.0% to $36,138,000 compared to $31,423,000 for the first quarter last year. Foreign currency translation decreased net sales by 0.2 of a percentage point and an acquisition increased net sales by 18.5 percentage points. The organic net sales decrease of 3.3% was largely driven by declines in institutional beds and case goods, partially offset by increases in therapeutic support systems and dialysis chairs. The first quarter of last year benefited from an incremental funding available to customers, which did not repeat in the current year.

Europe
For the first quarter, European net sales increased 3.2% to $125,303,000 versus $121,387,000 for the first quarter last year, with foreign currency translation decreasing net sales by 2.1 percentage points. Organic net sales increased 5.3% attributable to increases in oxygen therapy and lifestyle products.

Asia/Pacific
Asia/Pacific net sales decreased 11.5% for the quarter to $17,540,000 as compared to $19,811,000 for the same period a year ago. Foreign currency translation increased net sales by 5.1 percentage points. Organic net sales decreased 16.6%, driven by declines in the company's Australian and New Zealand distribution businesses, partially offset by net sales increases by the company's subsidiary which produces microprocessor controllers. Changes in exchange rates, particularly the exchange rate between the Euro and U.S. Dollar, have had, and may continue to have, a significant impact on sales in this segment.

Gross Profit. Consolidated gross profit as a percentage of net sales for the three month period ended March 31, 2012 was 27.6% compared to 28.7% in the same period last year. The margin decline was principally related to sales mix favoring lower margin product lines and lower margin customers, pricing pressure, primarily in the European segment, and increased warranty costs. The margin decline was partially offset by the favorable impact from an acquisition that was finalized in the third quarter of 2011. Gross profit as a percentage of net sales for all segments except IPG were unfavorable as compared to the prior year.

NA/HME gross profit as a percentage of net sales decreased by 2.3 percentage points compared to the same period last year. The decline in margins was principally due to unfavorable product mix away from higher margin products, unfavorable sales mix favoring lower margin customers, volume declines and warranty expense.

ISG gross profit as a percentage of net sales decreased by 0.7 percentage points compared to the same period last year. The decline in margins was principally due to unfavorable sales mix favoring lower margin customers and higher freight costs.

IPG gross profit as a percentage of net sales increased 6.6 percentage points compared to the same period last year. The increase in margin is primarily attributable to favorable impact an acquisition finalized in the third quarter of 2011 and lower freight costs partially offset by volume declines.

Gross profit in Europe as a percentage of net sales decreased 1.2 percentage points compared to the same period last year. The decline was primarily a result of unfavorable sales mix favoring lower margin product lines and lower margin customers, pricing pressures, primarily in lifestyle and power mobility products, and increased warranty costs.

Gross profit in Asia/Pacific as a percentage of net sales decreased by 3.7 percentage points compared to the same period last year. The decline was primarily as a result of volume declines in the Australian distribution business which historically achieved higher than the average margins.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales for the three month period ended March 31, 2012 was 24.8% compared to 24.7% for the same period a year ago. The overall dollar increase was $1,722,000 or 1.6%, with foreign currency translation increasing expenses by $20,000 or less than one percentage point and acquisitions increasing expenses by $3,647,000 or 3.4 percentage points. Excluding acquisitions and the impact of foreign currency translation, SG&A expenses decreased $1,945,000 or 1.8%. This decrease is primarily attributable to reduced associate and bad debt costs, including certain retirement plan costs, partially offset by increased regulatory and compliance costs related to quality systems improvements ($4,104,000). The increased regulatory and compliance costs were incurred in the NA/HME segment.

SG&A expenses for NA/HME decreased 3.3% or $1,730,000 in the first quarter of 2012 as compared to the first quarter of 2011 with foreign currency translation decreasing SG&A expense by $88,000. Excluding the foreign currency translation, SG&A expense decreased $1,642,000 or 3.1% primarily due to reduced bad debt and associate costs, including certain retirement plan costs, partially offset by increased regulatory and compliance costs related to quality systems improvements.

SG&A expenses for ISG decreased by 1.5% or $106,000 in the first quarter of 2012 as compared to the first quarter of 2011 principally due to reduced associate costs partially offset by increased bad debt expense.

SG&A expenses for IPG increased by 54.6% or $4,086,000 in the first quarter of 2012 as compared to the first quarter of 2011. An acquisition increased SG&A expenses by 48.7 percentage points or $3,647,000, while foreign currency translation decreased expense by $10,000 or 0.1 of a percentage point. Excluding the impact of acquisitions and foreign currency translation, SG&A expenses increased by $449,000 or 6.0% due to increased associate costs, including commission expense, partially offset by favorable currency transaction impact associated with the Canadian Dollar versus the U.S. Dollar.

European SG&A expenses decreased by 3.1% or $978,000 in the first quarter of 2012 as compared to the first quarter of 2011. Foreign currency translation decreased SG&A expenses by approximately $318,000. Excluding the foreign currency translation impact, SG&A expenses decreased by $660,000 primarily attributable to associate costs and depreciation and amortization.

Asia/Pacific SG&A expenses increased 5.9% or $450,000 in the first quarter of 2012 as compared to the first quarter of 2011. Foreign currency translation increased expenses by $436,000. Excluding the foreign currency translation impact, SG&A expenses increased $14,000 or 0.2%.

 Debt Finance Charges and Fees. During the three months ended March 31, 2012, the company did not repay any of its par value 4.125% Convertible Senior Subordinated Debentures due 2027 compared to the three months ended March 31, 2011 in which the company repaid $13,514,000.  The company retired the debt at a premium above par in 2011.  In accordance with Convertible Debt, ASC 470-20, the company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt.  For the three months ended March 31, 2012 and 2011, the company recorded expense of $0 and $4,881,000, respectively, related to the loss on the debt extinguishment including the write-off of $0 and $336,000, respectively, of pre-tax deferred financing fees, which were previously capitalized. All of these charges are included in the All Other segment.

 Charge Related to Restructuring Activities. During the quarter ended March 31, 2012, the company incurred restructuring charges as part of the company's ongoing globalization initiative to reduce complexity within its global footprint. The restructuring was undertaken in response to the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations. As a result, the company recorded restructuring charges of $548,000 in the first quarter of 2012. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates. The majority of the outstanding charge accruals at March 31, 2012 are expected to be paid out within the next twelve months.

Interest. Interest expense decreased to $1,476,000 for the first quarter compared to $2,611,000 for the same period a year ago, representing a 43.5% decrease. This decrease was attributable to lower borrowing rates in 2012 as compared to 2011. Interest income in 2012 was $337,000, substantially comparable to $267,000 in 2011.

Income Taxes. The company had an effective tax rate of 20.7% on earnings before tax for the three month period ended March 31, 2012 compared to an expected rate at the US statutory rate of 35%. The company's effective tax rate for the three months ended March 31, 2012 was lower than the U.S. federal statutory rate, principally due to foreign earnings taxed at an effective rate lower than the US statutory rate. The company also benefited year to date from countries with valuation allowances included in the combined effective rate due to expected current year profits. The company had an effective tax rate of 25.5% on earnings before tax for the three month period ended March 31, 2011, respectively, compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three months ended March 31, 2011 was lower than the U.S. federal statutory rate as a result of foreign earnings taxed at an effective rate lower than the US statutory rate and a net profit for the quarter related to countries with tax valuation allowances. The company had a domestic profit in the first quarter of 2012, but continued to be in a three-year cumulative loss position in the U.S. principally as a result of recording pre-tax expenses in prior periods related to the extinguishment of convertible debt at a premium and the write-off of goodwill. As a result of the loss position, the majority of the U.S. deferred tax assets continue to be subject to a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) and working capital management.

The company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, increased by $2,022,000 to $271,559,000 at March 31, 2012 from $269,537,000 as of December 31, 2011. The company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $3,912,000 and $4,053,000 as of March 31, 2012 and December 31, 2011, respectively. The debt discount decreased during the quarter was a result of amortization of the convertible debt discount. The company's cash and cash equivalents were $32,668,000 at March 31, 2012, down from $34,924,000 at the end of 2011. At March 31, 2012, the company had outstanding $249,438,000 on its revolving line of credit compared to $247,063,000 as of December 31, 2011.

The company's borrowing capacity and cash on hand were utilized for normal operations as there were no acquisitions, repurchases of convertible debt or buybacks of shares during the quarter.  Debt repurchases, acquisitions, the timing of vendor payments and other activity can have a significant impact on the company's borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. During the quarter, the outstanding borrowings on the company's revolving credit facility varied from a low of $247,000,000 to a high of $284,000,000. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends, loans or other purposes.

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

The Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that require the company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement) of no greater than 3.5 to 1, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement) of no less than 3.5 to 1. As of March 31, 2012, the company's leverage ratio was 1.89 and the company's interest coverage ratio was 25.67 compared to a leverage ratio of 1.81 and an interest coverage ratio of 23.80 as of December 31, 2011. As of March 31, 2012, the company was in compliance with all covenant requirements and under the most restrictive covenant of the company's borrowing arrangements, the company had the capacity to borrow up to an additional $150,562,000.

The company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. In the first three months of 2012, the company did not repurchase and extinguish any of its Convertible Senior Subordinated Debentures. At March 31, 2012, the company had $13,850,000 aggregate principal amount outstanding of its Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the company believes that its exposure to interest rate fluctuations is manageable given that portions of the company's debt are at fixed rates into 2013, the company has the ability to utilize swaps to exchange variable rate debt for fixed rate debt, if needed, and the company's free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. The company is a party to interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $18 million and $22 million through September 2013, $20 million and $25 million through May 2013 and $15 million through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 0.46%, 1.08%, 0.73% and 1.05%, respectively, for effective aggregate rates of 2.375%, 2.21%%, 2.83%, 2.48% and 2.80%, respectively. As of March 31, 2012, the weighted average floating interest rate on borrowings was 2.01% compared to 2.28% as of December 31, 2011.

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

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of March 31, 2012. The company estimates that capital investments for 2012 could approximate between $25,000,000 and $30,000,000, compared to actual capital expenditures of $22,160,000 in 2011. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows used by operating activities were $825,000 in for the first three months of 2012, compared to cash flows provided by operating activities of $8,943,000 in the first three months of 2011. The decline in operating cash flows in 2012 was primarily attributable to an increase in net working capital assets specifically inventory and trade receivables.

Cash flows used for investing activities were $4,627,000 for the first three months of 2012, compared to $3,706,000 in the first three months of 2011. The increase in cash used was primarily attributable to an increase in property and equipment purchases.

Cash flows provided by financing activities were $2,631,000 in the first three months of 2012 compared to cash flows required of $22,750,000 in the first three months of 2011. Prior year cash flows used by financing activities included repurchase of treasury stock of $14,644,000 and payments related to early retirement of debt of $4,507,000.

During the first three months of 2012, the company used free cash flow of $2,498,000 compared to generating free cash flow of $5,604,000 in the first three months of 2011. The decrease is due primarily to an increase in net working capital assets and increased purchases of property and equipment. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$(825)	$8,943
Plus: Net cash impact related to restructuring activities	2,963	—
Less: Purchases of property and equipment—net	(4,636)	(3,339)
Free Cash Flow	$(2,498)	$5,604

DIVIDEND POLICY

On February 9, 2012, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of April 5, 2012, which was paid on April 13, 2012.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

To review goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of the each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method (DCF) in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 9.27% in 2011 for the company's annual impairment analysis compared to 9.59% in 2010.
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

Accounting for Stock-Based Compensation

The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of March 31, 2012, there was $14,468,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Performance Plan, which is related to non-vested options and shares, and includes $4,655,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05 or the ASU). ASU 2011-05 requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income (OCI). The ASU does not change what is required to be reported in OCI or the requirement to disclose reclassifications of items from OCI to net income. The company adopted ASU 2011-05 in this first quarter 2012 Form 10-Q with no impact on the company's financial position, results of operations or cash flows other than the modification to the company's Consolidated Statement of Earnings.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on March 31, 2012 debt levels, a 1% change in interest rates would impact annual interest expense by approximately $1,494,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

The company is a party to interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $18 million and $22 million through September 2013, $20 million and $25 million through May 2013 and $15 million through February 2013 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 0.46%, 1.08%, 0.73% and 1.05%, respectively, for effective aggregate rates of 2.375%, 2.21%%, 2.83%, 2.48% and 2.80%, respectively.

On October 28, 2010, the company entered into the Credit Agreement which provides for a $400,000,000 senior secured revolving credit facility maturing in October 2015 at variable rates. As of March 31, 2012, the company had outstanding $13,850,000 in principal amount of 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $3,912,000 is included in equity. Accordingly, while the company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the company does not currently need to re-finance any of its debt. However, the company’s Credit Agreement contains covenants with respect to, among other items, consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage, as defined in the agreement. The company is in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the company would have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, are forward-looking in nature that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: compliance costs, limitations on the production and/or marketing of the Company's products or other adverse effects of enforcement actions from the current, ongoing FDA investigations and negotiations on a proposed consent decree of injunction and the risk that the Company and the FDA may not reach agreement on the terms of a consent decree; unforeseen circumstances that might delay or adversely impact the results of the third party audits of the Company's quality system; adverse changes in government and other third-party payor reimbursement levels and practices (such as, for example, the Medicare competitive bidding program covering nine metropolitan areas that started in 2011 and an additional 91 metropolitan areas beginning in July 2013), impacts of the U.S. health care reform legislation that was recently enacted (such as, for example, the excise tax beginning in 2013 on certain medical devices); legal actions, regulatory proceedings or the Company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the Company's products or operations in the United States or abroad; product liability claims; exchange rate or tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; potential product recalls; possible adverse effects of being leveraged, including interest rate or event of default risks; decreased availability or increased costs of materials which could increase the Company's costs of producing or acquiring the Company's products, including possible increases in commodity costs or freight costs; provisions of Ohio law or in the Company's debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2012, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of March 31, 2012, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
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

In December 2011, the FDA requested that the company agree to a consent decree of injunction at the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio, the proposed terms of which would require the suspension of certain operations at those facilities until they are certified by an independent, third party auditor and then determined by FDA to be in compliance with FDA Quality System Regulation. The company is in the process of negotiating with the FDA on the terms of the consent decree. There can be no assurance that the company will be able to successfully conclude its negotiations with the FDA. In addition, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. At the time of this filing, these matters remain pending. See "Notes to Condensed Consolidated Financial Statements - Contingencies."

As previously disclosed, on August 23, 2011, the City of Lansing Police and Fire Retirement System (the “Lansing Retirement System”), a holder of approximately 3,400 common shares of the company, filed a shareholder derivative action in the Court of Common Pleas in Lorain County, Ohio against the company's board of directors and the company nominally. In March 2011, a lawyer for the Lansing Retirement System sent the company's board of directors a letter demanding that the company initiate a lawsuit against members of its board and any other culpable parties for damages allegedly suffered by the company primarily in connection with certain matters relating to the warning letter from the FDA following inspections in 2010. The company's board appointed a special committee of independent directors that worked with independent counsel to investigate their allegations and recommend a response. After a thorough review of the shareholder's allegations by the special committee, the board determined that it was not in the company's best interests to pursue any of the actions requested in the letter. The Lansing Retirement System then filed this litigation, which the company has removed to the U.S. District Court, Northern District of Ohio, Eastern Division.

On February 2, 2012, another shareholder derivative lawsuit asserting similar claims to those asserted by the Lansing Retirement System was filed by a purported shareholder of the company, Mary Witmer (“Witmer”), who had not issued a demand letter, against substantially all of the directors and the company nominally, in the U.S. District Court, Northern District of Ohio, Eastern Division. The Witmer complaint also alleges claims of unjust enrichment and waste of corporate assets, as well as requesting specific corporate governance reforms. On March 20, 2012, the Witmer case was consolidated into the Lansing Retirement System case for coordinated pretrial purposes.

In accordance with the company's organizational documents and indemnification agreements entered into between the company and its directors and executive officers, the costs of the shareholder derivative lawsuits, currently consolidated under the Lansing Retirement System, will be borne by the company. The company has notified its directors' and officers' liability insurance carriers of the Witmer and the Lansing Retirement System matters.

The company received a subpoena in 2006 from the U.S. Department of Justice seeking documents relating to three long-standing and well-known promotional and rebate programs maintained by the company. The company believes that the programs described in the subpoena are in compliance with all applicable laws and the company has cooperated fully with the government investigation.  As of May 2012, the subpoena remains pending.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended March 31, 2012.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
1/1/2012	-	1/31/2012	—	$—	—	2,453,978
2/1/2012	-	2/29/2012	—	—	—	2,453,978
3/1/2012	-	3/31/2012	—	—	—	2,453,978
Total			—	$—	—	2,453,978
________________________

(1)
No shares were repurchased between during the quarter and surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees under the company’s 2003 Performance Plan.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the first quarter of 2012.

Item 6.    Exhibits

Exhibit No.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema
101.CAL*	XBRL taxonomy extension calculation linkbase
101.DEF*	XBRL taxonomy extension definition linkbase
101.LAB*	XBRL taxonomy extension label linkbase
101.PRE*	XBRL taxonomy extension presentation linkbase

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVACARE CORPORATION

Date:	May 7, 2012	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)