Form 10-Q
period 2012-06-30
INVACARE CORP
filed 2012-08-06
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check One):    Large accelerated filer ☒    Accelerated filer ☐  Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of August 3, 2012, the registrant had 30,732,838 Common Shares and 1,084,747 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net sales	$454,925	$466,412	$888,489	$894,910
Cost of products sold	329,058	331,494	643,053	636,986
Gross Profit	125,867	134,918	245,436	257,924
Selling, general and administrative expenses	111,770	112,417	219,270	218,194
Charges related to restructuring activities	1,999	431	2,547	431
Loss on debt extinguishment including debt finance charges and associated fees	312	11,855	312	16,736
Interest expense	1,405	2,233	2,881	4,844
Interest income	(167)	(279)	(505)	(546)
Earnings (Loss) before Income Taxes	10,548	8,261	20,931	18,265
Income taxes (benefit)	12,525	(2,400)	14,675	150
Net Earnings (Loss)	$(1,977)	$10,661	$6,256	$18,115
Net Earnings (Loss) per Share—Basic	$(0.06)	$0.33	0.20	$0.56
Weighted Average Shares Outstanding—Basic	31,818	31,950	31,819	32,062
Net Earnings (Loss) per Share—Assuming Dilution	$(0.06)	$0.32	0.20	$0.55
Weighted Average Shares Outstanding—Assuming Dilution	31,818	33,006	31,822	33,026

Net Earnings (Loss)	$(1,977)	$10,661	6,256	18,115
Other comprehensive income (loss):
Foreign currency translation adjustments	(40,388)	25,560	(40,052)	60,993
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains (losses)	(130)	(15)	98	(40)
Amounts arising during the year, primarily due to the addition of new participants	(133)	(265)	(168)	(469)
Deferred tax adjustment resulting from defined benefit plan activity	37	75	26	110
Valuation reserve (reversal) associated with defined benefit plan activity	(41)	(4)	(30)	(21)
Current period unrealized gain (loss) on cash flow hedges	253	(374)	1,046	(1,689)
Deferred tax benefit (loss) related to unrealized gain (loss) on cash flow hedges	23	359	(111)	390
Other Comprehensive Income (Loss)	(40,379)	25,336	(39,191)	59,274

Comprehensive Income (Loss)	$(42,356)	$35,997	$(32,935)	$77,389

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2012	December 31, 2011
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$25,495	$34,924
Trade receivables, net	253,569	247,974
Installment receivables, net	2,811	6,671
Inventories, net	217,278	192,761
Deferred income taxes	1,090	1,620
Other current assets	45,944	44,820
Total Current Assets	546,187	528,770
Other Assets	42,507	42,647
Other Intangibles	74,841	83,320
Property and Equipment, net	122,720	129,712
Goodwill	465,324	496,605
Total Assets	$1,251,579	$1,281,054
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$154,812	$148,805
Accrued expenses	124,534	132,595
Accrued income taxes	364	1,495
Short-term debt and current maturities of long-term obligations	830	5,044
Total Current Liabilities	280,540	287,939
Long-Term Debt	258,365	260,440
Other Long-Term Obligations	116,726	106,150
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 33,834 and 33,835 issued in 2012 and 2011, respectively)—no par	8,471	8,471
Class B Common Shares (Authorized 12,000 shares; 1,085 and 1,086, issued and outstanding in 2012 and 2011, respectively)—no par	272	272
Additional paid-in-capital	224,563	221,409
Retained earnings	369,770	364,300
Accumulated other comprehensive earnings	85,685	124,876
Treasury shares	(92,813)	(92,803)
Total Shareholders’ Equity	595,948	626,525
Total Liabilities and Shareholders’ Equity	$1,251,579	$1,281,054

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Six Months Ended June 30,
	2012	2011
Operating Activities	(In thousands)
Net earnings	$6,256	$18,115
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,448	18,133
Provision for losses on trade and installment receivables	2,828	7,360
Provision (Benefit) for deferred income taxes	68	(628)
Provision for other deferred liabilities	557	1,508
Provision for stock-based compensation	2,990	2,878
Loss on disposals of property and equipment	72	151
Loss on debt extinguishment including debt finance charges and associated fees	312	16,736
Amortization of convertible debt discount	285	1,136
Changes in operating assets and liabilities:
Trade receivables	(13,089)	(15,359)
Installment sales contracts, net	3,508	(2,344)
Inventories	(29,571)	(6,921)
Other current assets	304	(4,855)
Accounts payable	9,142	12,356
Accrued expenses	(4,831)	(12,942)
Other long-term liabilities	9,469	1,672
Net Cash Provided by Operating Activities	7,748	36,996
Investing Activities
Purchases of property and equipment	(9,794)	(10,104)
Proceeds from sale of property and equipment	49	37
Increase in other long-term assets	(150)	(1,011)
Other	(265)	(76)
Net Cash Used for Investing Activities	(10,160)	(11,154)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	170,808	230,752
Payments on revolving lines of credit and long-term borrowings	(176,334)	(237,881)
Proceeds from exercise of stock options	—	4,101
Payment of financing costs	(1)	(18,116)
Payment of dividends	(787)	(794)
Purchase of treasury stock	—	(16,213)
Net Cash Used by Financing Activities	(6,314)	(38,151)
Effect of exchange rate changes on cash	(703)	2,009
Decrease in cash and cash equivalents	(9,429)	(10,300)
Cash and cash equivalents at beginning of year	34,924	48,462
Cash and cash equivalents at end of period	$25,495	$38,162

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

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

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 2012, the results of its operations for the three and six months ended June 30, 2012 and changes in its cash flow for the six months ended June 30, 2012 and 2011, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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
The amounts of stock-based compensation expense recognized were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock-based compensation expense recognized as part of selling, general and administrative expense	$1,456	$1,467	$2,990	$2,878
The amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan (the “2003 Plan”). Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company's Business Segment Note to the Consolidated Financial Statements.

Recent Accounting Pronouncements: In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05 or the ASU). ASU 2011-05 requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income (OCI). The ASU does not change what is required to be reported in OCI. The company adopted ASU 2011-05 in the first quarter 2012, as reported in its Form 10-Q for the quarter ended March 31, 2012, with no impact on the company's financial position, results of operations or cash flows other than the modification to the company's Consolidated Statement of Comprehensive Income (Loss).

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

The estimated allowance for uncollectible amounts ($25,402,000 at June 30, 2012 and $27,947,000 at December 31, 2011) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the company's third party financing arrangement with De Lage Landen, Inc. (DLL), a third party financing company which the company has worked with since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See "Concentration of Credit Risk" in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

The company’s U.S. customers electing to finance their purchases can do so using DLL. In addition, Invacare often provides financing directly for its Canadian customers for which DLL is not an option, as DLL typically provides financing to Canadian customers only on a limited basis. The installment receivables recorded on the books of the company represent a single portfolio segment of finance receivables to the independent provider channel. The portfolio segment is comprised of two classes of receivables distinguished by geography and credit quality. The U.S. installment receivables are the first class and represent installment receivables re-purchased from DLL because the customers were in default. Default with DLL is defined as a customer being delinquent by three payments. The Canadian installment receivables represent the second class of installment receivables which were originally financed by Invacare because third party financing was not available to the customers. The Canadian installment receivables are typically financed for twelve months and historically have had a very low risk of default.

The estimated allowance for uncollectible amounts and evaluation for impairment for both classes of installment receivables is based on the company’s quarterly risk review of each individual customer with the allowance for doubtful accounts adjusted accordingly. Installment receivables are individually and not collectively reviewed for impairment. The company assesses the bad debt reserve levels based upon the status of the customer’s adherence to a contracted payment schedule and the company’s ability to enforce judgments, liens, etc.

For purposes of granting or extending credit, the company utilizes a model to generate a composite score that is based on each customer’s consumer credit score and/or D&B credit rating, payment history, security collateral and time in business. Additional analysis is performed for customers desiring credit greater than $250,000 which typically includes a detailed review of the customer’s financials as well as consideration of other factors such as exposure to changing reimbursement laws.

Interest income is recognized on installment receivables based on the terms of the installment agreements. Installment accounts are monitored and if a customer defaults on payments and is moved to collection, interest income is no longer recognized. Subsequent payments received once an account is put on non-accrual status are generally first applied to the principal balance and then to the interest. Accrual of interest on collection accounts would only be restarted if the account became current again. All installment accounts are accounted for using the same methodology regardless of the duration of the installment agreements. When an account is placed in collection status, the company goes through a judicial enforcement process which typically approximates 18 months. Any write-offs are made after the legal process is completed and it is deemed that all reasonable collection efforts have been exhausted. The company has not made any changes to either its accounting policies or methodology to estimation allowances for doubtful accounts in the last twelve months.
Installment receivables consist of the following (in thousands):

	June 30, 2012			December 31, 2011
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$5,322	$2,468	$7,790	$8,990	$2,931	$11,921
Less:
Unearned interest	(80)	—	(80)	(171)	—	(171)
	5,242	2,468	7,710	8,819	2,931	11,750
Allowance for doubtful accounts	(2,431)	(1,686)	(4,117)	(2,148)	(2,125)	(4,273)
	$2,811	$782	$3,593	$6,671	$806	$7,477

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

Installment receivables purchased from DLL during the six months ended June 30, 2012 increased the gross installment receivables balance by $1,661,000. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	For the Six Months Ended June 30, 2012	Year Ended December 31, 2011
Balance as of beginning of period	$4,273	$4,841
Current period provision	432	1,215
Direct write-offs charged against the allowance	(588)	(1,783)
Balance as of end of period	$4,117	$4,273

Installment receivables by class as of June 30, 2012 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$5,624	$5,624	$3,741	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,790	1,710	—	68
Impaired Installment receivables with a related allowance recorded	376	376	376	—
Total Canadian Installment Receivables	$2,166	$2,086	$376	$68
Total
Non-Impaired Installment receivables with no related allowance recorded	1,790	1,710	—	68
Impaired Installment receivables with a related allowance recorded	6,000	6,000	4,117	—
Total Installment Receivables	$7,790	$7,710	$4,117	$68

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

Installment receivables by class as of December 31, 2011 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$6,116	$6,116	$4,240	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	5,696	5,525	—	271
Impaired Installment receivables with a related allowance recorded	109	109	33	—
Total Canadian Installment Receivables	$5,805	$5,634	$33	$271
Total
Non-Impaired Installment receivables with no related allowance recorded	5,696	5,525	—	271
Impaired Installment receivables with a related allowance recorded	6,225	6,225	4,273	—
Total Installment Receivables	$11,921	$11,750	$4,273	$271

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of June 30, 2012, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. However, while the full balance may be deemed to be impaired, the company has historically collected a large percentage of the principal of its U.S. installment receivables.

In Canada, the company had an immaterial amount of installment receivables which were past due of 90 days or more as of June 30, 2012 and December 31, 2011 for which the company is still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	June 30, 2012			December 31, 2011
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$1,674	$—	$1,674	$5,612	$—	$5,612
0-30 Days Past Due	56	—	56	84	—	84
31-60 Days Past Due	17	—	17	42	—	42
61-90 Days Past Due	24	—	24	8	—	8
90+ Days Past Due	6,019	5,624	395	6,175	6,116	59
	$7,790	$5,624	$2,166	$11,921	$6,116	$5,805

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

Inventories

Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Finished goods	$127,448	$116,378
Raw materials	66,648	63,244
Work in process	23,182	13,139
	$217,278	$192,761

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Machinery and equipment	$355,719	$360,215
Land, buildings and improvements	91,665	95,737
Furniture and fixtures	13,686	14,034
Leasehold improvements	16,020	15,750
	477,090	485,736
Less allowance for depreciation	(354,370)	(356,024)
	$122,720	$129,712

Acquisitions

In September 2011, the company completed the acquisition of Dynamic Medical Systems (DMS), a solutions-based service organization with a strong presence in the western United States, for $41,465,000, which was paid in cash.  The acquisition gives the company a national rental footprint, which strategically enhances the company's ability to service regional and national long-term care providers. DMS has a clinical solution selling approach for wound therapies, safe patient handling and other rental applications in institutional settings. Pursuant to the purchase agreement, the company agreed to pay contingent consideration of up to $9,000,000 if certain goals were met over 24 months, principally earnings projections, for which the company has recorded a liability amount of $9,000,000 based on the company's estimate of the probable payout, the majority of which is expected to be paid in 2012.

In October 2011, the company acquired a developed technology intangible asset and inventory related to a negative pressure wound therapy product in the United States for $965,000.

Goodwill
The change in goodwill reflected on the balance sheet from December 31, 2011 to June 30, 2012 was the result of foreign currency translation.

Other Intangibles

All of the company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $29,946,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2011 to June 30, 2012 were the result of foreign currency translation and amortization.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

The company's intangibles consist of the following (in thousands):

	June 30, 2012		December 31, 2011
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer Lists	$90,970	$52,735	$94,790	$50,832
Trademarks	29,946	—	31,777	—
License agreements	3,173	3,173	3,160	3,160
Developed Technology	9,313	5,014	9,823	4,870
Patents	6,548	5,483	6,358	5,266
Other	7,511	6,215	7,510	5,970
	$147,461	$72,620	$153,418	$70,098

Amortization expense related to other intangibles was $5,141,000 in the first six months of 2012 and is estimated to be $10,012,000 in 2012, $9,096,000 in 2013, $8,715,000 in 2014, $7,154,000 in 2015, $5,968,000 in 2016 and $2,374,000 in 2017. Amortized intangibles are being amortized on a straight-line basis for periods from 3 to 20 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

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
The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2012	$19,842
Warranties provided during the period	6,147
Settlements made during the period	(6,917)
Changes in liability for pre-existing warranties during the period, including expirations	1,786
Balance as of June 30, 2012	$20,858

Long-Term Debt

Debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
$400,000,000 senior secured revolving credit facility, due in October 2015	$242,025	$247,063
Convertible senior subordinated debentures at 4.125%, due in February 2027	9,716	9,797
Other notes and lease obligations	7,454	8,624
	259,195	265,484
Less current maturities of long-term debt	(830)	(5,044)
	$258,365	$260,440

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

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

In 2007, the company issued $135,000,000 principal amount of Convertible Senior Subordinated Debentures due 2027. The debentures are unsecured senior subordinated obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the company, or a combination of cash and common shares of the company, subject to certain conditions. The debentures allow the company to satisfy the conversion using any combination of cash or stock, and at the company’s discretion. The company intends to satisfy the accreted value of the debentures using cash. Assuming adequate cash on hand at the time of conversion, the company also intends to satisfy the conversion spread using cash, as opposed to stock.

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

During the six months ended June 30, 2012, the company repurchased $500,000 principal amount of its 4.125% Convertible Senior Subordinated Debentures due 2027. The company retired the debt at par. In accordance with Convertible Debt, ASC 470-20, the company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt. The company recorded pre-tax expense of $312,000 related to the loss on the debt extinguishment including the write-off of $11,000 deferred financing fees, which were previously capitalized, for the three and six months ended June 30, 2012.

The liability components of the company’s convertible debt consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Principal amount of liability component	$13,350	$13,850
Unamortized discount	(3,634)	(4,053)
Net carrying amount of liability component	$9,716	$9,797

The company is a party to interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $18,000,000 through June 2013, $22,000,000 through September 2013, $20,000,000 and $25,000,000 through May 2013, $15,000,000 through February 2013 and $12,000,000 and $23,000,000 through April 2014 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 0.46%, 1.08%, 0.73% , 1.05%, 0.54% and 0.47% respectively, for effective aggregate rates of 2.375%, 2.21%, 2.83%, 2.48%, 2.80%, 2.29% and 2.22%, respectively. As of June 30, 2012, the weighted average floating interest rate on borrowing was 1.99% compared to 2.28% as of December 31, 2011.

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

During the six months ended June 30, 2012, the Committee granted 11,542 non-qualified stock options under the 2003 Plan, each having a term of ten years and generally granted at the fair market value of the company’s Common Shares on the date of grant. In addition, restricted stock awards for 1,000 shares were granted without cost to the recipients which vest ratably over the four years after the award date. Compensation expense of $1,160,000 was recognized during the quarter ended June 30, 2012

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012 related to restricted stock awards and there were outstanding restricted stock awards totaling 246,799 shares that were not vested.

As of June 30, 2012, there was $12,729,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested options and shares, and includes $4,039,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years. Prior to the adoption of ASC 718, Compensation—Stock Compensation, the company presented all tax benefit deductions resulting from the exercise of stock options as a component of operating cash flows in the Consolidated Statement of Cash Flows. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options is classified as a component of financing cash flows.

The following table summarizes information about stock option activity for the six months ended June 30, 2012:

	June 30, 2012	Weighted Average Exercise Price
Options outstanding at January 1, 2012	4,455,365	28.99
Granted	11,542	17.54
Exercised	—	0.00
Canceled	(112,762)	26.74
Options outstanding at June 30, 2012	4,354,145	29.03
Options exercise price range at June 30, 2012	14.89 to
	$47.80
Options exercisable at June 30, 2012	2,914,602
Options available for grant at June 30, 2012*	2,004,434
 ________________________

*	Options available for grant as of June 30, 2012 reduced by net restricted stock award activity of 583,307.

The following table summarizes information about stock options outstanding at June 30, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 6/30/12	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 6/30/12	Weighted Average Exercise Price
$ 14.89 – $15.00	15,153	3.5 years	$12.10	10,153	$10.70
$ 15.01 – $25.00	1,817,426	6.9	22.51	925,444	22.11
$ 25.01 – $35.00	1,192,975	6.4	26.25	650,414	26.83
$ 35.01 – $47.80	1,328,591	1.8	40.63	1,328,591	40.63
Total	4,354,145	5.2	$29.03	2,914,602	$31.56

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

Income Taxes

The company had an effective tax rate of 118.7% and 70.1% on earnings before tax for the three and six month period ended June 30, 2012 compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three and six months ended June 30, 2012 was greater than the U.S. federal statutory rate, principally due to a foreign discrete tax adjustment of $9,010,000 ($0.28 per share), of which $3,014,000 was interest, related to prior year periods under audit, which is being contested by the company. This adjustment is partially offset by current year foreign earnings taxed at an effective rate lower than the U.S. statutory rate principally due to foreign taxes recognized at rates below the U.S. statutory rate. The company had an effective tax rate of (29.1)% and 0.8% on earnings before tax for the three and six month period ended June 30, 2011, respectively, compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three and six months ended June 30, 2011 was lower than the U.S. federal statutory rate, principally due to foreign taxes recognized at rates below the U.S. statutory rate and a second quarter $5,100,000 ($0.16 per share) tax benefit as a result of a tax settlement in Germany. The net impact of tax benefit from countries with valuation allowances on the company’s effective tax rate was minimal for the first half of 2012 and 2011. The company had a domestic profit in the six months of 2012, but continued to be in a three-year cumulative loss position in the U.S. principally as a result of recording pre-tax expenses in prior periods related to the extinguishment of convertible debt at a premium and the write-off of goodwill. As a result of the loss position, the majority of the U.S. deferred tax assets continue to be subject to a valuation allowance.

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Basic
Average common shares outstanding	31,818	31,950	31,819	32,062
Net earnings (loss)	$(1,977)	$10,661	$6,256	$18,115
Net earnings (loss) per common share	$(0.06)	$0.33	$0.20	$0.56
Diluted
Average common shares outstanding	31,818	31,950	31,819	32,062
Shares related to convertible debt	—	522	—	522
Stock options and awards	—	534	3	442
Average common shares assuming dilution	31,818	33,006	31,822	33,026
Net earnings (loss)	$(1,977)	$10,661	$6,256	$18,115
Net earnings (loss) per common share	$(0.06)	$0.32	$0.20	$0.55

At June 30, 2012, 4,262,816, representing all of the shares associated with stock options due to the loss in the period, and 4,273,588 shares associated with stock options were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2012, respectively, as they were anti-dilutive. At June 30, 2012, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $15.21 and $15.97, respectively. At June 30, 2011, 1,387,621 and 1,955,770 shares associated with stock options, respectively were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2011, respectively, as they were anti-dilutive. At June 30, 2011, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $32.48 and $31.12, respectively. For the three and six months ended June 30, 2011, shares necessary to settle a conversion spread on the convertible notes were included in the common shares assuming dilution as the average market price of the company stock for 2011 did exceed the conversion price.

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $10,084,000 at June 30, 2012 to DLL for events of default under

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012 the contracts, which total $71,134,000 at June 30, 2012. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

Cash Flow Hedging Strategy

The company uses derivative instruments in an attempt to manage its exposure to foreign currency exchange risk and interest rate risk. Foreign currency forward exchange contracts are used to manage the price risk associated with forecasted sales denominated in foreign currencies and the price risk associated with forecasted purchases of inventory over the next twelve months. Interest rate swaps are, at times, utilized to manage interest rate risk associated with the company’s fixed and floating-rate borrowings.

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

During the first six months of 2012 and 2011, the company was a party to interest rate swap agreements that qualified as cash flow hedges and effectively converted floating-rate debt to fixed-rate debt, so the company could avoid the risk of changes in market interest rates. The gains or losses on interest rate swaps are reflected in interest expense on the consolidated statement of comprehensive income (loss).

To protect against increases/decreases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the company utilizes foreign currency forward contracts to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The gains and losses are included in cost of products sold and selling, general and administrative expenses on the consolidated statement of comprehensive income (loss). If it is later determined that a hedged forecasted transaction is unlikely to occur, any prospective gains or losses on the forward contracts would be recognized in earnings. The company does not expect any material amount of hedge ineffectiveness related to forward contract cash flow hedges during the next twelve months.

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $47,191,000 and $84,158,000 matured during the three and six months ended June 30, 2012, respectively, compared to forward contracts with a total notional amount in USD of $49,223,000 and $88,605,000 matured during the three and six months ended June 30, 2011, respectively.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	June 30, 2012		December 31, 2011
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$1,726	$18	$3,324	$104
USD / CAD	11,578	52	8,424	29
USD / CNY	4,090	(25)	8,130	(16)
USD / EUR	27,276	2,164	42,267	701
USD / GBP	958	25	1,806	19
USD / NZD	4,128	110	8,256	86
USD / SEK	6,736	90	4,520	19
USD / MXP	6,302	293	14,029	(146)
EUR / AUD	561	(45)	1,220	(48)
EUR / CAD	750	(23)	—	—
EUR / CHF	2,589	31	5,433	(22)
EUR / GBP	10,760	(660)	17,201	9
EUR / SEK	973	7	—	—
EUR / NOK	988	1	—	—
EUR / NZD	3,641	460	7,009	505
GBP / CHF	457	(27)	929	(5)
GBP / SEK	1,959	(81)	1,690	12
CHF / SEK	189	(1)	271	(2)
NOK / CHF	434	(3)	436	(1)
	$86,095	$2,386	$124,945	$1,244

Fair Value Hedging Strategy

In 2012 and 2011, the company did not utilize any derivatives designated as fair value hedges. However, the company has in the past utilized fair value hedges in the form of forward contracts to manage the foreign currency exchange risk associated with certain firm commitments and has entered into interest rate swaps to effectively convert fixed-rate debt to floating-rate debt in an attempt to avoid paying higher than market interest rates. For derivative instruments designated and qualifying as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item associated with the hedged risk are recognized in the same line item associated with the hedged item in earnings.

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the company in 2012 or 2011 related to these forward contracts and the associated short-term intercompany trading receivables and payables.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment entered into in 2012 and 2011, respectively, and outstanding were as follows (in thousands USD):

	June 30, 2012		June 30, 2011
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
CAD / USD	$12,678	$70	$—	$—
EUR / USD	597	53	—	8
CHF / USD	1,611	(1)	909	43
DKK / USD	1,343	(3)	—	—
GBP / USD	2,651	(14)	—	—
NOK / USD	1,326	(5)	6,252	212
NZD / USD	2,020	(16)	—	—
DKK / NOK	—	—	149	(2)
EUR / CAD	384	(11)	20,000	327
EUR / DKK	7,662	(7)	—	—
EUR / SEK	—	—	19	—
AUD / CAD	1,551	(67)	—	—
AUD / NZD	1,048	(4)	—	—
EUR / NZD	174	(13)	159	(2)
	$33,045	$(18)	$27,488	$586

The fair values of the company’s derivative instruments were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	$3,610	$1,224	$1,621	$377
Interest rate swap contracts	—	466	18	388
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward contracts	122	140	64	128
Total derivatives	$3,732	$1,830	$1,703	$893

The fair values of the company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

The effect of derivative instruments on the Statement of Comprehensive Income (Loss) and Other Comprehensive Income (OCI) was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30, 2012
Foreign currency forward contracts	$(424)	$686	$28
Interest rate swap contracts	14	—	—
	$(410)	$686	$28
Six months ended June 30, 2012
Foreign currency forward contracts	(434)	1,465	28
Interest rate swap contracts	(96)	—	—
	$(530)	$1,465	$28
Three months ended June 30, 2011
Foreign currency forward contracts	$277	$(5)	$(10)
Interest rate swap contracts	(287)	—	—
	$(10)	$(5)	$(10)
Six months ended June 30, 2011
Foreign currency forward contracts	$(940)	$57	$(4)
Interest rate swap contracts	(416)	—	—
	$(1,356)	$57	$(4)

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended June 30, 2012
Foreign currency forward contracts			$(102)
Six months ended June 30, 2012
Foreign currency forward contracts			$(18)
Three months ended June 30, 2011
Foreign currency forward contracts			$(237)
Six months ended June 30, 2011
Foreign currency forward contracts			$586

The pre-tax gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. For the three and six months ended June 30, 2012, net sales were decreased by $63,000 and increased by $195,000 and cost of product sold was decreased by $753,000 and $1,317,000 for net realized gains of $690,000 and $1,512,000,respectively. For the three and six months ended June 30, 2011, net sales were increased by $1,041,000 and $1,254,000 and cost of product sold was increased by $1,046,000 and $1,197,000 for a net realized loss of $5,000 and gain of $57,000, respectively.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

The company recognized incremental expense of $147,000 and $273,000 for the three and six months ended June 30, 2012, respectively related to interest rate swap agreements which is reflected in interest expense on the consolidated statement of comprehensive income (loss). The company recognized incremental expense of $42,000 and $385,000 for the three and six months ended June 30, 2011, respectively related to interest rate swap agreements which is reflected in interest expense on the consolidated statement of comprehensive income (loss).

Losses of $102,000 and $18,000 were recognized in selling, general and administrative (SG&A) expenses for the three and six months ended June 30, 2012, respectively, on no longer effective foreign currency forward contracts as well as those forward contracts not designated as hedging instruments that are entered into to offset gains/losses also recorded in SG&A expenses on intercompany trade payables. Any gains/losses on the non designated hedging instruments are substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade payables. In comparison, a loss of $237,000 and a gain of $586,000 was recognized in SG&A expenses for the three and six months ended June 30, 2011, respectively, on ineffective forward contracts and foreign currency forward contracts not designated as hedging instruments which were offset by losses of comparable amounts also recorded in SG&A expenses on the intercompany trade payables.

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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
June 30, 2012:
Forward Exchange Contracts—net	$2,368	—	$2,368	—
Interest Rate Swap Agreements—net	(466)	—	(466)	—
December 31, 2011:
Forward Exchange Contracts—net	$1,180	—	$1,180	—
Interest Rate Swap Agreements—net	(370)	—	(370)	—

Forward Contracts: The company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany and third party sales or payments as well as intercompany loans. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are used to hedge the following currencies: AUD, CAD, CHF, CNY, DKK, EUR, GBP, MXP, NOK, NZD, SEK and USD. The company does not use derivative financial instruments for speculative purposes. Fair values for the company’s foreign currency forward exchange contracts are based on quoted market prices for contracts with similar maturities.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$25,495	$25,495	$34,924	$34,924
Other investments	1,315	1,315	1,362	1,362
Installment receivables, net of reserves	3,593	3,593	7,477	7,477
Long-term debt (including current maturities of long-term debt)	(259,195)	(258,604)	(265,484)	(264,112)
Forward contracts in Other Current Assets	3,732	3,732	1,685	1,685
Forward contracts in Accrued Expenses	(1,364)	(1,364)	(505)	(505)
Interest Rate Swap Agreements in Other Current Assets	—	—	18	18
Interest Rate Swap Agreements in Accrued Expenses	(466)	(466)	(388)	(388)

The company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

Cash, cash equivalents: The carrying value reported in the balance sheet for cash, cash equivalents equals its fair value.

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

Installment receivables: The carrying value reported in the balance sheet for installment receivables approximates its fair value. The interest rates associated with these receivables have not varied significantly since inception. Management believes that after consideration of the credit risk, the net book value of the installment receivables approximates market value.

Long-term debt: Fair values for the company’s convertible debt are based on quoted market prices as of the end of the period, while the revolving credit facility fair values are based upon the company’s estimate of the market for similar borrowing arrangements.

Forward contracts and interest rate swaps: Fair values for the company’s forward contracts are based on quoted market prices, while the fair values of the interest rate swaps are based on model-derived calculations using inputs that are observable in active markets.

Business Segments

The company operates in five primary business segments: North America/Home Medical Equipment (North America/HME), Invacare Supply Group (ISG), Institutional Products Group (IPG), Europe and Asia/Pacific. The North America/HME segment sells each of three primary product lines, which includes: lifestyle, mobility and seating and respiratory therapy products. Invacare Supply Group sells distributed products and the Institutional Products Group sells or rents long-term care medical equipment, health care furnishings and accessory products. Europe and Asia/Pacific sell product lines similar to North America/HME and IPG. Each business segment sells to the home health care, retail and extended care markets.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

The information by segment is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues from external customers
North America/HME	$180,366	$194,737	$356,484	$376,568
Invacare Supply Group	82,205	75,737	160,670	149,783
Institutional Products Group	37,519	30,108	73,657	61,531
Europe	134,713	141,860	260,016	263,247
Asia/Pacific	20,122	23,970	37,662	43,781
Consolidated	$454,925	$466,412	$888,489	$894,910
Intersegment revenues
North America/HME	$28,078	$22,256	$57,208	$43,066
Invacare Supply Group	16	24	35	40
Institutional Products Group	1,790	1,123	3,614	3,316
Europe	3,230	2,786	5,209	4,632
Asia/Pacific	8,910	9,997	19,440	17,943
Consolidated	$42,024	$36,186	$85,506	$68,997
Restructuring charges before income taxes
North America/HME	$1,745	$—	$1,862	$—
Invacare Supply Group	(7)	—	(20)	—
Institutional Products Group	—	—	35	—
Europe	—	431	291	431
Asia/Pacific	261	—	379	—
Consolidated	$1,999	$431	$2,547	$431
Earnings (loss) before income taxes
North America/HME	$3,959	$13,629	$11,515	$26,878
Invacare Supply Group	1,784	1,489	3,034	2,684
Institutional Products Group	3,507	3,459	6,885	7,583
Europe	7,801	9,480	13,286	14,440
Asia/Pacific	(777)	1,842	(1,838)	2,893
All Other (1)	(5,726)	(21,638)	(11,951)	(36,213)
Consolidated	$10,548	$8,261	$20,931	$18,265
   ________________________

(1)
Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments. In addition, the “All Other” earnings (loss) before income taxes includes loss on debt extinguishment including debt finance charges, interest and fees.

Charges Related to Restructuring Activities

During the quarter ended June 30, 2012, as part of the company's ongoing globalization initiative to reduce complexity within its global footprint, the company incurred restructuring charges. The restructuring was also undertaken in response to the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company. As a result, the company recorded restructuring charges of $2,547,000 in the first half of 2012. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates. The majority of the outstanding charge accruals at June 30, 2012 are expected to be paid out within the next twelve months.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2010 Balance
Total	$—	$—	$—	$—	$—
Charges
NA/HME	4,756	—	—	4	4,760
IPG	123	—	—	—	123
ISG	335	—	—	—	335
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,688	277	1,788	117	10,870
Payments
NA/HME	(1,664)	—	—	(4)	(1,668)
IPG	(52)	—	—	—	(52)
ISG	(82)	—	—	—	(82)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,530)	(277)	(1,714)	(117)	(5,638)
December 31, 2011 Balance
NA/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
ISG	253	—	—	—	253
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	$5,158	$—	$74	$—	$5,232
Charges
NA/HME	117	—	—	—	117
IPG	35	—	—	—	35
ISG	(13)	—	—	—	(13)
Europe	257	—	34	—	291
Asia/Pacific	118	—	—	—	118
Total	514	—	34	—	548
Payments
NA/HME	(1,130)	—	—	—	(1,130)
IPG	(82)	—	—	—	(82)
ISG	(99)	—	—	—	(99)
Europe	(1,541)	—	(56)	—	(1,597)
Asia/Pacific	(118)	—	—	—	(118)
Total	(2,970)	—	(56)	—	(3,026)
March 31, 2012 Balance
NA/HME	2,079	—	—	—	2,079
IPG	24	—	—	—	24
ISG	141	—	—	—	141
Europe	458	—	52	—	510
Asia/Pacific	—	—	—	—	—
Total	$2,702	$—	$52	$—	$2,754

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Charges
NA/HME	1,745	—	—	—	1,745
IPG	—	—	—	—	—
ISG	(7)	—	—	—	(7)
Europe	—	—	—	—	—
Asia/Pacific	261	—	—	—	261
Total	1,999	—	—	—	1,999
Payments
NA/HME	(840)	—	—	—	(840)
IPG	(14)	—	—	—	(14)
ISG	(36)	—	—	—	(36)
Europe	(170)	—	(25)	—	(195)
Asia/Pacific	(261)	—	—	—	(261)
Total	(1,321)	—	(25)	—	(1,346)
June 30, 2012 Balance
NA/HME	2,984	—	—	—	2,984
IPG	10	—	—	—	10
ISG	98	—	—	—	98
Europe	288	—	27	—	315
Asia/Pacific	—	—	—	—	—
	$3,380	$—	$27	$—	$3,407

Contingencies

In the ordinary course of its business, Invacare is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All of the product liability lawsuits have been referred to the company's captive insurance company and/or excess insurance carriers and generally are contested vigorously. The coverage territory of the company's insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures.

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

As part of its regulatory function, the FDA routinely inspects the sites of medical device companies, and in 2011, the FDA inspected certain of the company's facilities. In December 2011, the FDA requested that the company negotiate and agree to a consent decree of injunction related to the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio. The FDA's proposed consent decree would require suspension of certain operations at these Elyria facilities until they are certified by an independent, third party auditor and then determined by the FDA to be in compliance with the FDA's Quality System Regulation. The company is in the process of negotiating the terms of the proposed consent decree with the FDA. While the final

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012 terms of the consent decree have not been determined, they would result in the suspension of a portion, which could be substantial, of the company's operations at its wheelchair manufacturing facility in Elyria, Ohio. The duration of any such suspension would be dependent upon the company's ability to certify its compliance with the FDA regulations and then the FDA's determination of such compliance. A suspension of operations likely would have adverse effects on the company's business, including loss of revenues, harm to the company's reputation and customer dissatisfaction. The proposed consent decree could impact financial results before suspension of operations depending on customer reaction and as a result of the renegotiation of existing contracts that require uninterrupted supply. In addition, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. The company is devoting additional substantial financial, management and engineering resources to making the systemic improvements necessary to achieve compliance with the QSR requirements. The company's diversion of resources could impact other areas of the company's business, such as, for example, delays in new product development and cost reduction and Globalization activities.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Three month period ended June 30, 2012
Net sales	$95,304	$208,162	$183,346	$(31,887)	$454,925
Cost of products sold	72,564	162,562	125,587	(31,655)	329,058
Gross Profit	22,740	45,600	57,759	(232)	125,867
Selling, general and administrative expenses	33,253	30,223	47,655	639	111,770
Charge related to restructuring activities	1,745	(7)	261	—	1,999
Loss on debt extinguishment including debt finance charges and associated fees	312	—	—	—	312
Income (loss) from equity investee	9,626	5,174	(36)	(14,764)	—
Interest expense (income)—net	(1,147)	1,541	844	—	1,238
Earnings (loss) before Income Taxes	(1,797)	19,017	8,963	(15,635)	10,548
Income taxes	180	411	11,934	—	12,525
Net Earnings (loss)	$(1,977)	$18,606	$(2,971)	$(15,635)	$(1,977)

Other Comprehensive Income (Loss), Net of Tax	(40,379)	(1,830)	(39,140)	40,970	(40,379)

Comprehensive Income (Loss)	$(42,356)	$16,776	$(42,111)	$25,335	$(42,356)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended June 30, 2011	(in thousands)

Net sales	$97,746	$195,578	$198,509	$(25,421)	$466,412
Cost of products sold	71,276	151,004	134,329	(25,115)	331,494
Gross Profit	26,470	44,574	64,180	(306)	134,918
Selling, general and administrative expenses	36,451	15,924	49,299	10,743	112,417
Charge related to restructuring activities	—	—	431	—	431
Loss on debt extinguishment including debt finance charges and associated fees	11,855	—	—	—	11,855
Income (loss) from equity investee	33,627	13,727	1,078	(48,432)	—
Interest expense—net	650	404	900	—	1,954
Earnings (loss) before Income Taxes	11,141	41,973	14,628	(59,481)	8,261
Income taxes (benefit)	480	100	(2,980)	—	(2,400)
Net Earnings (loss)	$10,661	$41,873	$17,608	$(59,481)	$10,661

Other Comprehensive Income (Loss), Net of Tax	25,336	570	25,518	(26,088)	25,336

Comprehensive Income (Loss)	$35,997	$42,443	$43,126	$(85,569)	$35,997

Six month period ended June 30, 2012
Net sales	$185,336	$411,279	$356,734	$(64,860)	$888,489
Cost of products sold	140,516	321,959	245,002	(64,424)	643,053
Gross Profit	44,820	89,320	111,732	(436)	245,436
Selling, general and administrative expenses	66,022	59,892	92,717	639	219,270
Charge related to restructuring activities	1,751	1	795	—	2,547
Loss on debt extinguishment including debt finance charges and associated fees	312	—	—	—	312
Asset write-downs to intangibles and investments	—	—	—	—	—
Income (loss) from equity investee	27,872	6,218	163	(34,253)	—
Interest expense (income)—net	(2,017)	2,790	1,603	—	2,376
Earnings (loss) before Income Taxes	6,624	32,855	16,780	(35,328)	20,931
Income taxes	368	498	13,809	—	14,675
Net Earnings (loss)	$6,256	$32,357	$2,971	$(35,328)	$6,256

Other Comprehensive Income (Loss), Net of Tax	(39,191)	15	(39,290)	39,275	(39,191)

Comprehensive Income (Loss)	$(32,935)	$32,372	$(36,319)	$3,947	$(32,935)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Six month period ended June 30, 2011	(in thousands)

Net sales	$189,978	$385,204	$369,323	$(49,595)	$894,910
Cost of products sold	137,614	300,055	248,690	(49,373)	636,986
Gross Profit	52,364	85,149	120,633	(222)	257,924
Selling, general and administrative expenses	69,151	30,117	94,809	24,117	218,194
Charge related to restructuring activities	—	—	431	—	431
Loss on debt extinguishment including debt finance charges and associated fees	16,736	—	—	—	16,736
Income (loss) from equity investee	54,451	18,061	1,056	(73,568)	—
Interest expense—net	1,713	781	1,804	—	4,298
Earnings (loss) before Income Taxes	19,215	72,312	24,645	(97,907)	18,265
Income taxes (benefit)	1,100	200	(1,150)	—	150
Net Earnings (loss)	$18,115	$72,112	$25,795	$(97,907)	$18,115

Other Comprehensive Income (Loss), Net of Tax	59,274	2,956	57,971	(60,927)	59,274

Comprehensive Income (Loss)	$77,389	$75,068	$83,766	$(158,834)	$77,389

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
June 30, 2012
Assets
Current Assets
Cash and cash equivalents	$3,985	$1,727	$19,783	$—	$25,495
Trade receivables, net	80,927	77,842	94,800	—	253,569
Installment receivables, net	—	1,162	1,649	—	2,811
Inventories, net	44,803	56,316	118,349	(2,190)	217,278
Deferred income taxes	421	45	624	—	1,090
Other current assets	7,453	7,229	33,392	(2,130)	45,944
Total Current Assets	137,589	144,321	268,597	(4,320)	546,187
Investment in subsidiaries	1,549,562	533,100	—	(2,082,662)	—
Intercompany advances, net	81,474	853,872	207,213	(1,142,559)	—
Other Assets	40,768	721	1,018	—	42,507
Other Intangibles	845	24,698	49,298	—	74,841
Property and Equipment, net	41,552	21,070	60,098	—	122,720
Goodwill	—	56,010	409,314	—	465,324
Total Assets	$1,851,790	$1,633,792	$995,538	$(3,229,541)	$1,251,579
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$79,694	$15,131	$59,987	$—	$154,812
Accrued expenses	32,579	22,556	71,529	(2,130)	124,534
Accrued income taxes	124	—	240	—	364
Short-term debt and current maturities of long-term obligations	136	—	694	—	830
Total Current Liabilities	112,533	37,687	132,450	(2,130)	280,540
Long-Term Debt	251,731	191	6,443	—	258,365
Other Long-Term Obligations	48,735	7,300	60,691	—	116,726
Intercompany advances, net	842,843	211,073	88,643	(1,142,559)	—
Total Shareholders’ Equity	595,948	1,377,541	707,311	(2,084,852)	595,948
Total Liabilities and Shareholders’ Equity	$1,851,790	$1,633,792	$995,538	$(3,229,541)	$1,251,579

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$3,642	$2,104	$29,178	$—	$34,924
Trade receivables, net	83,522	74,161	90,291	—	247,974
Installment receivables, net	—	1,180	5,491	—	6,671
Inventories, net	45,937	49,336	99,006	(1,518)	192,761
Deferred income taxes	422	45	1,153	—	1,620
Other current assets	10,171	6,517	33,812	(5,680)	44,820
Total Current Assets	143,694	133,343	258,931	(7,198)	528,770
Investment in subsidiaries	1,560,693	524,800	—	(2,085,493)	—
Intercompany advances, net	79,598	846,829	200,157	(1,126,584)	—
Other Assets	40,813	698	1,136	—	42,647
Other Intangibles	821	26,838	55,661	—	83,320
Property and Equipment, net	45,459	17,770	66,483	—	129,712
Goodwill	—	54,894	441,711	—	496,605
Total Assets	$1,871,078	$1,605,172	$1,024,079	$(3,219,275)	$1,281,054
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73,948	$18,078	$56,779	$—	$148,805
Accrued expenses	37,708	21,038	79,529	(5,680)	132,595
Accrued income taxes	508	—	987	—	1,495
Short-term debt and current maturities of long-term obligations	4,210	4	830	—	5,044
Total Current Liabilities	116,374	39,120	138,125	(5,680)	287,939
Long-Term Debt	252,855	227	7,358	—	260,440
Other Long-Term Obligations	47,873	7,312	50,965	—	106,150
Intercompany advances, net	827,451	210,005	89,128	(1,126,584)	—
Total Shareholders’ Equity	626,525	1,348,508	738,503	(2,087,011)	626,525
Total Liabilities and Shareholders’ Equity	$1,871,078	$1,605,172	$1,024,079	$(3,219,275)	$1,281,054

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Six month period ended June 30, 2012
Net Cash Provided (Used) by Operating Activities	$6,989	$5,952	$(4,554)	$(639)	$7,748
Investing Activities
Purchases of property and equipment	—	(6,195)	(3,599)	—	(9,794)
Proceeds from sale of property and equipment	20	13	16	—	49
Other long-term assets	(144)	—	(6)	—	(150)
Other	(158)	(117)	10	—	(265)
Net Cash Used for Investing Activities	(282)	(6,299)	(3,579)	—	(10,160)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	170,728	—	80	—	170,808
Payments on revolving lines of credit and long-term borrowings	(176,304)	(30)	—	—	(176,334)
Payment of financing costs	(1)	—	—	—	(1)
Payment of dividends	(787)	—	(639)	639	(787)
Net Cash Provided (Used) by Financing Activities	(6,364)	(30)	(559)	639	(6,314)
Effect of exchange rate changes on cash	—	—	(703)	—	(703)
Increase (decrease) in cash and cash equivalents	343	(377)	(9,395)	—	(9,429)
Cash and cash equivalents at beginning of year	3,642	2,104	29,178	—	34,924
Cash and cash equivalents at end of period	$3,985	$1,727	$19,783	$—	$25,495

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2012

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Six month period ended June 30, 2011
Net Cash Provided (Used) by Operating Activities	$35,442	$(1,643)	$27,314	$(24,117)	$36,996
Investing Activities
Purchases of property and equipment	(3,818)	(1,807)	(4,479)	—	(10,104)
Proceeds from sale of property and equipment	—	15	22	—	37
Other long-term assets	(1,016)	—	5	—	(1,011)
Other	5	1	(82)	—	(76)
Net Cash Used for Investing Activities	(4,829)	(1,791)	(4,534)	—	(11,154)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	227,818	2,934	—	—	230,752
Payments on revolving lines of credit and long-term borrowings	(226,739)	—	(11,142)	—	(237,881)
Proceeds from exercise of stock options	4,101	—	—	—	4,101
Payment of financing costs	(18,116)	—	—	—	(18,116)
Payment of dividends	(794)	—	(24,117)	24,117	(794)
Purchase of treasury stock	(16,213)	—	—	—	(16,213)
Net Cash Provided (Used) by Financing Activities	(29,943)	2,934	(35,259)	24,117	(38,151)
Effect of exchange rate changes on cash	—	—	2,009	—	2,009
Increase (Decrease) in cash and cash equivalents	670	(500)	(10,470)	—	(10,300)
Cash and cash equivalents at beginning of year	4,036	2,476	41,950	—	48,462
Cash and cash equivalents at end of period	$4,706	$1,976	$31,480	$—	$38,162

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK

The company is not in a position to provide guidance for 2012 and does not expect to be able to do so until the terms of the FDA's proposed consent decree of injunction related to the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio are finalized. The company continues to discuss these terms with the FDA and, in the meantime, it is working expeditiously to make systemic improvements to ensure full compliance with the FDA's Quality System Regulation (QSR). The company is making significant progress on its remediation efforts and in the fourth quarter of 2012, it expects to have a third party conduct an audit of its compliance. In addition to incurring incremental costs related to quality systems improvements ($11,111,000 for the six months ended June 30, 2012), the company is precluded from bidding on, or has chosen to not bid on, certain customer contracts or orders and has diverted internal resources to accelerate progress on quality systems improvements. These diversions have temporarily impacted other areas of the company's business, including delays in new product introductions and progress on its Globalization initiative. The Globalization initiative is the company's long-term strategy to harmonize global product lines and reduce complexity, the results of which the company expects can generate an aggregate of $100 million in annualized savings by 2015. These savings are expected to drive gross margin expansion, allow for increased investment in research and development and help offset pricing/reimbursement pressures over time. As the company makes progress on its remediation efforts, it intends to redirect internal resources to accelerate new product development and its Globalization initiative, which are critical priorities for the company. The company believes that all of the progress it is making on its quality systems improvements will make Invacare an even stronger company. See the "Contingencies" note to the financial statements contained in Item 1 of this Form 10-Q and "Forward-Looking Statements" contained below in this Item.

RESULTS OF OPERATIONS

Net Sales. Consolidated net sales for the second quarter decreased 2.5% to $454,925,000 versus $466,412,000 for the same period last year. Foreign currency translation decreased net sales 2.5 percentage points while an acquisition increased sales by 1.2 percentage points. Organic net sales decreased by 1.2% as increases for the Invacare Supply Group (ISG), Europe and Institutional Products Group (IPG) segments were offset by declines for the North America/Home Medical Equipment (HME) and Asia/Pacific segments. For the six months ended June 30, 2012, net sales decreased 0.7% to $888,489,000, compared to $894,910,000 for the same period a year ago. Foreign currency translation decreased net sales 1.5 percentage points while an acquisition increased sales by 1.3 percentage points. Organic sales decreased by 0.5% as increases for the ISG, Europe and IPG segments were offset by declines for the North America/HME and Asia/Pacific segments.

North America/Home Medical Equipment (HME)
North America/HME net sales decreased 7.4% for the quarter to $180,366,000 as compared to $194,737,000 for the same period a year ago, with foreign currency translation decreasing net sales by 0.4 of a percentage point. The organic net sales decrease of 7.0% was driven by declines in respiratory therapy and mobility and seating products. The sales decline is primarily related to uncertainty in the industry as it gets closer to the Fall 2012 announcement of bid rates for the next round of National Competitive Bidding. Customers are taking extra caution to leverage their existing product inventory. In addition, the company continues to see slowness in power wheelchair sales in the United States due to the ongoing uncertainty and general slowness in the market where mobility and seating customers are dealing with prepayment reviews and other types of audits of power mobility devices from Medicare and Medicaid. The sales decline in the segment also was related to the company's previously mentioned delay of new product introductions. For the six months ended June 30, 2012, net sales decreased 5.3% to $356,484,000 as compared to $376,568,000 for the same period a year ago, with foreign currency decreasing net sales by 0.2 of a percentage point. The organic net sales decrease of 5.1% was driven by declines in mobility and seating and respiratory therapy products.

Invacare Supply Group (ISG)
ISG net sales for the quarter increased 8.5% to $82,205,000 compared to $75,737,000 for the same period last year. The net sales increase was primarily the result of net sales increases in diabetic, ostomy, urological and incontinence products. For the first half of 2012, net sales increased 7.3% to $160,670,000 as compared to $149,783,000 for the same period last year primarily as a result of net sales increases in diabetic, incontinence, urological and ostomy products.

Institutional Products Group (IPG)
IPG net sales for the second quarter increased 24.6% to $37,519,000 compared to $30,108,000 for the second quarter last year. Organic net sales increased by 5.8% as foreign currency translation decreased net sales by 0.2 of a percentage point and an acquisition increased net sales by 19.0 percentage points. For the first half of 2012, net sales increased 19.7% to $73,657,000 as compared to $61,531,000 for the same period a year ago. Organic net sales increased 1.2% as foreign currency translation decreased net sales by 0.2 of a percentage point while an acquisition increased net sales by 18.7 percentage points. IPG net sales increases for both the three and six months ended June 30, 2012 were driven primarily by net sales in dialysis chairs, respiratory therapy products and interior design projects for long-term care customers partially offset by declines in institutional beds. Net sales also benefited from a significant sales order to a new customer, partially fulfilled in the second quarter, which is expected to be completely fulfilled in the third quarter of 2012 which is not anticipated to repeat, in terms of net sales volume, in the future.

Europe
For the second quarter, European net sales decreased 5.0% to $134,713,000 versus $141,860,000 for the second quarter last year, with foreign currency translation decreasing net sales by 7.3 percentage points, resulting in an organic net sales increase of 2.3%. For the first six months of 2012, net sales decreased 1.2% to $260,016,000 as compared to $263,247,000 for the same period last year. Organic net sales increased 3.7% for the first half of the year as foreign currency translation decreased net sales by 4.9 percentage points. The European net sales increases for both the three and six months ended June 30, 2012 were driven by net sales increases in respiratory therapy and lifestyle products.

Asia/Pacific
Asia/Pacific net sales decreased 16.1% for the quarter to $20,122,000 as compared to $23,970,000 for the same period a year ago. Organic net sales decreased 13.4% as foreign currency translation decreased net sales by 2.7 percentage points. For the first half of 2012, net sales decreased 14.0% to $37,662,000 as compared to $43,781,000 for the same period a year ago. Foreign currency translation increased net sales by 0.8 of a percentage point resulting in decreased organic net sales of 14.8% for the first half of 2012. The Asia/Pacific net sales decreases for both the three and six months ended June 30, 2012 were driven by declines in the company's Australian and New Zealand distribution businesses partially offset by net sales increases by the company's subsidiary which produces microprocessor controllers

Gross Profit. Consolidated gross profit as a percentage of net sales for the three and six month period ended June 30, 2012 was 27.7% and 27.6%, respectively, compared to 28.9% and 28.8% in the same periods last year. The margin decline was principally related to sales mix favoring lower margin product lines and lower margin customers, which was partially offset by the favorable impact of an acquisition finalized in the third quarter of 2011. For the first half of the year, gross profit as a percentage of net sales for all segments except IPG were unfavorable as compared to the prior year.

For the first half of the year, North America/HME gross profit as a percentage of net sales decreased by 1.9 percentage points compared to the same period last year. The decline in margins was principally due to volume declines, unfavorable sales mix favoring lower margin customers and unfavorable product mix away from higher margin products.

For the first half of the year, ISG gross profit as a percentage of net sales decreased by 0.6 of a percentage point compared to the same period last year. The decline in margins was principally due to higher freight costs.

For the first half of the year, IPG gross profit as a percentage of net sales increased 4.8 percentage points compared to the same period last year. The increase in margin is primarily attributable to the favorable impact of an acquisition finalized in the third quarter of 2011 and volume increases partially offset by increased research and development costs.

For the first half of the year, gross profit in Europe as a percentage of net sales decreased 1.7 percentage points compared to the same period last year. The decline was primarily a result of unfavorable sales mix favoring lower margin product lines and lower margin customers, pricing pressures, primarily in lifestyle and power mobility products, and increased warranty costs.

For the first half of the year, gross profit in Asia/Pacific as a percentage of net sales decreased by 1.3 percentage points compared to the same period last year. The decline was primarily as a result of volume declines in the Australian distribution business.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales for the three and six month period ended June 30, 2012 was 24.6% and 24.7%, respectively, compared to 24.1% and 24.4%, respectively, for each of the same periods a year ago. The decline was $647,000 or 0.6% for the quarter and an increase of $1,076,000 or 0.5% for the first half of the year, as compared to the same periods a year ago. Foreign currency translation decreased expenses by $2,777,000 in the quarter and $2,757,000 in the first half of the year while acquisitions increased expenses by $3,427,000 in the quarter and $7,074,000 in the first half of the year compared to the same periods a year ago. Excluding acquisitions and the impact of foreign currency translation, SG&A expenses decreased 1.2% for the quarter and 1.5% for the first half of the year compared to the same periods a year ago. The dollar decrease, excluding foreign currency translation and acquisitions, was $1,297,000 and $3,241,000 for the quarter and first half of the year, as compared to the same periods a year ago. The first half decrease is primarily related to reduced bad debt and associate costs, which were partially offset by the North America/HME segment's increased regulatory and compliance costs related to quality systems improvements ($11,111,000 pre-tax expense).

SG&A expenses for North America/HME decreased 0.8% or $416,000 for the quarter and decreased 2.0% or $2,146 in the first half of 2012 as compared to the same periods a year ago. For the quarter, foreign currency translation decreased SG&A expense by $155,000 or 0.3%. For the first half of 2012, foreign currency translation decreased SG&A expense by $242,000 or 0.2%. Excluding the foreign currency translation, SG&A expense decreased $261,000 or 0.5% for the quarter and decreased $1,904,000 or 1.8% for the first half of the year. The first half expense decline was due to reduced bad debt and associate costs partially offset by increased regulatory and compliance costs related to quality systems improvements.

SG&A expenses for ISG decreased by 0.6% or $42,000 for the quarter and decreased by 1.0% or $149,000 in the first half of 2012 as compared to the same periods a year ago. The first half SG&A expense decrease is principally due to reduced associate costs partially offset by increased bad debt expense.

SG&A expenses for IPG increased by 40.6% or $3,173,000 for the quarter and increased by 47.4% or $7,259,000 in the first half of 2012 as compared to the same periods a year ago. An acquisition increased SG&A expenses by 43.9 percentage points or $3,427,000 for the quarter and 46.2 percentage points or $7,074,000 for the first half of the year, while foreign currency translation decreased expense by $9,000 or 0.1 of a percentage point for the quarter and decreased expense by $20,000 or 0.1 of a percentage point for the first half of the year. Excluding the impact of acquisitions and foreign currency translation, SG&A expenses decreased by $245,000 or 3.1% for the quarter and increased by $205,000 or 1.3% for the first half of year due with the first half increase primarily attributable to increased associate costs, including commission expense.

European SG&A expenses decreased by 9.0% or $3,129,000 for the quarter and decreased by 6.2% or $4,107,000 in the first half of 2012 as compared to the same periods a year ago. Foreign currency translation decreased SG&A expenses by approximately $2,302,000 for the quarter and decreased expenses by $2,620,000 for the first half of the year. Excluding the foreign currency translation impact, SG&A expenses decreased by $827,000 for the quarter and decreased by $1,487,000 for the first half of the year principally attributable to reduced associate costs.

Asia/Pacific SG&A expenses decreased 2.7% or $234,000 for the quarter and increased 1.3% or $216,000 in the first half of 2012 as compared to the same periods a year ago. Foreign currency translation decreased expenses by $311,000 for the quarter and increased expenses by $125,000 for the first half of the year. Excluding the foreign currency translation impact, SG&A expenses increased $77,000 or 0.9% for the quarter and increased $91,000 or 0.6% for the first half of the year.

 Debt Finance Charges and Fees. During the three and six months ended June 30, 2012, the company repurchased and retired $500,000 principal amount of its par value 4.125% Convertible Senior Subordinated Debentures due 2027 compared to the three and six months ended June 30, 2011 in which the company repaid $32,300,000 and $45,814,000 principal amount, respectively.  The company retired the debt at a premium above par.  In accordance with Convertible Debt, ASC 470-20, the company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt.  For the three and six months ended June 30, 2012, the company recorded expense of $312,000 related to the loss on the debt extinguishment including the write-off of $11,000 of pre-tax deferred financing fees, which were previously capitalized. For the three and six months ended June 30, 2011, the company recorded expense of $11,885,000 and $16,736,000, respectively, related to the loss on the debt extinguishment including the write-off of $792,000 and $1,128,000, respectively, of pre-tax deferred financing fees, which were previously capitalized. All of these charges are included in the All Other segment.

 Charge Related to Restructuring Activities. During the quarter ended June 30, 2012, the company incurred restructuring charges as part of the company's ongoing globalization initiative to reduce complexity within its global footprint. The restructuring was also undertaken in response to the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company. As a result, the company recorded restructuring charges of $2,547,000 in the first half of 2012. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates. The majority of the outstanding charge accruals at June 30, 2012 are expected to be paid out within the next twelve months.

Interest. Interest expense decreased to $1,405,000 and $2,881,000 for the second quarter and first half of 2012 compared to $2,233,000 and $4,844,000 for the same periods a year ago, representing a 37.1% decrease and 40.5% decrease, respectively. This decrease was attributable to lower borrowing rates in 2012 as compared to 2011. Interest income for the second quarter and first half of 2012 was $167,000 and $505,000, respectively, substantially comparable to $279,000 and $546,000, respectively, in 2011.

Income Taxes. The company had an effective tax rate of 118.7% and 70.1% on earnings before tax for the three and six month period ended June 30, 2012 compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three and six months ended June 30, 2012 was greater than the U.S. federal statutory rate, principally due to a foreign discrete tax adjustment of $9,010,000 ($0.28 per share), of which $3,014,000 was interest, related to prior year periods under audit, which is being contested by the company. This adjustment is partially offset by current year foreign earnings taxed at an effective rate lower than the U.S. statutory rate principally due to foreign taxes recognize at rates below the U.S. statutory rate. The company had an effective tax rate of (29.1)% and 0.8% on earnings before tax for the three and six month period ended June 30, 2011, respectively, compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three and six months ended June 30, 2011 was lower than the U.S. federal statutory rate, principally due to foreign taxes recognized at rates below the U.S. statutory rate and a second quarter $5,100,000 ($0.16 per share) tax benefit as a result of a tax settlement in Germany. The net impact of tax benefit from countries with valuation allowances on the company’s effective tax rate was minimal for the first half of 2012 and 2011. The company had a domestic profit in the six months of 2012, but continued to be in a three-year cumulative loss position in the U.S. principally as a result of recording pre-tax expenses in prior periods related to the extinguishment of convertible debt at a premium and the write-off of goodwill. As a result of the loss position, the majority of the U.S. deferred tax assets continue to be subject to a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) and working capital management.

The company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, decreased by $6,708,000 to $262,829,000 at June 30, 2012 from $269,537,000 as of December 31, 2011. The company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $3,634,000 and $4,053,000 as of June 30, 2012 and December 31, 2011, respectively. The debt discount decline during the first half of the year was a result of the extinguishment of convertible debt and the amortization of the convertible debt discount. The company's cash and cash equivalents were $25,495,000 at June 30, 2012, down from $34,924,000 at the end of 2011. At June 30, 2012, the company had outstanding $242,025,000 on its revolving line of credit compared to $247,063,000 as of December 31, 2011.

The company's borrowing capacity and cash on hand were utilized for normal operations as there were no acquisitions, repurchases of convertible debt or buybacks of shares during the first half of the year.  Debt repurchases, acquisitions, the timing of vendor payments and other activity can have a significant impact on the company's borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. During the first half of the year, the outstanding borrowings on the company's revolving credit facility varied from a low of $242,000,000 to a high of $293,000,000. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends, loans or other purposes.

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

The Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that require the company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement) of no greater than 3.5 to 1, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement) of no less than 3.5 to 1. As of June 30, 2012, the company's leverage ratio was 1.97 and the company's interest coverage ratio was 25.91 compared to a leverage ratio of 1.81 and an interest coverage ratio of 23.80 as of December 31, 2011. As of June 30, 2012, the company was in compliance with all covenant requirements and under the most restrictive covenant of the company's borrowing arrangements, the company had the capacity to borrow up to an additional $157,975,000.

The company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. In the first half of 2012, the company repurchased and extinguished $500,000 par value ($81,000 reduction of debt and $419,000 reduction of equity) of its Convertible Senior Subordinated Debentures. At June 30, 2012, the company had $13,350,000 aggregate principal amount outstanding of its Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the company believes that its exposure to interest rate fluctuations is manageable given that portions of the company's debt are at fixed rates into 2013, the company has the ability to utilize swaps to exchange variable rate debt for fixed rate debt, if needed, and the company's free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. The company is a party to interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. As of June 30, 2012, interest associated with $135,000,000 of the outstanding revolver balance of $242,025,000 was fixed via interest rate swap agreements. Specifically, interest rate swap agreements for notional amounts of $18,000,000 through June 2013, $22,000,000 through September 2013, $20,000,000 and $25,000,000 through May 2013, $15,000,000 through February 2013 and $12,000,000 and $23,000,000 through April 2014 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 0.46%, 1.08%, 0.73%, 1.05%, 0.54% and 0.47%, respectively, for effective aggregate rates of 2.375%, 2.21%, 2.83%, 2.48%, 2.80%, 2.29% and 2.22%, respectively. As of June 30, 2012, the weighted average floating interest rate on borrowings was 1.99% compared to 2.28% as of December 31, 2011.

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

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of June 30, 2012. The company estimates that capital investments for 2012 could approximate between $25,000,000 and $30,000,000, compared to actual capital expenditures of $22,160,000 in 2011. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $7,748,000 in for the first half of 2012, compared $36,996,000 in the first half of 2011. The decline in operating cash flows in 2012 was primarily attributable to reduced net earnings and an increase in net working capital, primarily inventory and accounts receivable.

Cash flows used for investing activities were $10,160,000 for the first half of 2012, compared to $11,154,000 in the first half of 2011. The decrease in cash used was primarily attributable to a decrease in property and equipment purchases.

Cash flows required by financing activities were $6,314,000 in the first half of 2012 compared to $38,151,000 in the first half of 2011. Prior year cash flows used by financing activities included repurchase of treasury stock of $16,213,000 and payments related to early retirement of debt of $18,116,000.

During the first half of 2012, the company generated free cash flow of $2,312,000 compared to $26,929,000 in the first half of 2011. The decrease is due primarily to reduced net earnings and an increase in net working capital assets. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash flow impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$7,748	$36,996
Plus: Net cash impact related to restructuring activities	4,309	—
Less: Purchases of property and equipment—net	(9,745)	(10,067)
Free Cash Flow	$2,312	$26,929

DIVIDEND POLICY

On May 17, 2012, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of July 5, 2012, which was paid on July 13, 2012.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Accounting for Stock-Based Compensation

The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of June 30, 2012, there was $12,729,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Performance Plan, which is related to non-vested options and shares, and includes $4,039,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on June 30, 2012 debt levels, a 1% change in interest rates would impact annual interest expense by approximately $1,070,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

The company is a party to interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $18 million and $22 million through September 2013, $20 million and $25 million through May 2013, $15 million through February 2013 and $12 million and $23 million through April 2014 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.625%, 0.46%, 1.08%, 0.73%, 1.05%, 0.54% and 0.47%, respectively, for effective aggregate rates of 2.375%, 2.21%%, 2.83%, 2.48%, 2.80%, 2.29% and 2.22%, respectively.

On October 28, 2010, the company entered into the Credit Agreement which provides for a $400,000,000 senior secured revolving credit facility maturing in October 2015 at variable rates. As of June 30, 2012, the company had outstanding $13,350,000 in principal amount of 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $3,634,000 is included in equity. Accordingly, while the company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the company does not currently need to re-finance any of its debt. However, the company’s Credit Agreement contains covenants with respect to, among other items, consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage, as defined in the agreement. The company is in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the company would have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, are forward-looking in nature that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: compliance costs, limitations on the production and/or marketing of the Company's products, inability to bid on or win certain contracts or orders, or other adverse effects of the required shutdown of the company's Elyria, Ohio manufacturing facility and/or other enforcement actions from the current, ongoing FDA investigations and negotiations on a proposed consent decree of injunction and the risk that the Company and the FDA may not reach agreement on the terms of a consent decree; unforeseen circumstances that might delay or adversely impact the results of the third party audits of the Company's quality system; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, the Medicare national competitive bidding program covering nine metropolitan areas that started in 2011 and an additional 91 metropolitan areas beginning in July 2013), impacts of the U.S. health care reform legislation that was recently enacted (such as, for example, the excise tax beginning in 2013 on certain medical devices); legal actions, regulatory proceedings or the Company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the Company's products or operations in the United States or abroad; product liability claims; exchange rate or tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; potential product recalls; possible adverse effects of being leveraged, including interest rate or event of default risks; decreased availability or increased costs of materials which could increase the Company's costs of producing or acquiring the Company's products, including possible increases in commodity costs or freight costs; provisions of Ohio law or in the Company's debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2012, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of June 30, 2012, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings.

In the ordinary course of its business, Invacare is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All of the product liability lawsuits have been referred to the company's captive insurance company and/or excess insurance carriers and generally are contested vigorously. The coverage territory of the company's insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. Management does not believe that the outcome of any of these actions will have a material adverse effect upon the company's business or financial condition.

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

The previously disclosed Shareholder Derivative litigation by the City of Lansing Police and Fire Retirement System (the “Lansing Retirement System”), a holder of approximately 3,400 common shares of the company, and Mary Witmer, another purported shareholder of the company, against substantially all of the directors and the company nominally, which was pending in the U.S. District Court, Northern District of Ohio, Eastern Division, has been settled. On July 9, 2012, the court approved the settlement which involved the adoption by the company of certain corporate governance reforms and the payment of attorneys' fees to plaintiffs' counsel in the amount of $1,300,000, which amount was covered by the company's insurance policies. See the company's Current Report on Form 8-K filed June 7, 2012 for a further description of the settlement of the litigation.

The company received a subpoena in 2006 from the U.S. Department of Justice seeking documents relating to three long-standing and well-known promotional and rebate programs maintained by the company. The company believes that the programs described in the subpoena are in compliance with all applicable laws and the company has cooperated fully with the government investigation.  As of August 2012, the subpoena remains pending.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended June 30, 2012.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
4/1/2012	-	4/30/2012	633	$15.02	—	2,453,978
5/1/2012	-	5/31/2012	—	—	—	2,453,978
6/1/2012	-	6/30/2012	—	—	—	2,453,978
Total			633	$15.02	—	2,453,978
________________________

(1)
All 633 shares were repurchased during the quarter and surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees under the company’s 2003 Performance Plan.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended June 30, 2012.

Item 6.    Exhibits

Exhibit No.
10.1
Amendment No. 3 to the $400,000,000 Revolving Credit Facility Credit Agreement by and among Invacare Corporation, the other borrowers, guarantors and lenders thereto; PNC Bank, National Association, as Administrative Agent; Keybank National Association and Bank of America, N.A. as Co-Syndication Agents; and RBS Citizens, N.A. as Documentation Agent.

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

INVACARE CORPORATION

Date:	August 6, 2012	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)