Form 10-Q
period 2012-09-30
INVACARE CORP
filed 2012-11-06
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check One):    Large accelerated filer ☒    Accelerated filer ☐  Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒
As of November 5, 2012, the registrant had 30,849,038 Common Shares and 1,084,747 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net sales	$452,981	$456,519	$1,341,470	$1,351,429
Cost of products sold	331,327	325,442	974,380	962,428
Gross Profit	121,654	131,077	367,090	389,001
Selling, general and administrative expenses	111,319	104,135	330,589	322,329
Charges related to restructuring activities	1,175	1,311	3,722	1,742
Loss on debt extinguishment including debt finance charges and associated fees	—	7,462	312	24,198
Interest expense	1,414	1,644	4,295	6,488
Interest income	(193)	(625)	(698)	(1,171)
Earnings before Income Taxes	7,939	17,150	28,870	35,415
Income taxes	5,075	4,350	19,750	4,500
Net Earnings	$2,864	$12,800	$9,120	$30,915
Dividends Declared per Common Share	$0.0125	$0.0125	$0.0375	$0.0375
Net Earnings per Share—Basic	$0.09	$0.40	$0.29	$0.97
Weighted Average Shares Outstanding—Basic	31,877	31,873	31,838	31,999
Net Earnings per Share—Assuming Dilution	$0.09	$0.40	$0.29	$0.95
Weighted Average Shares Outstanding—Assuming Dilution	31,901	32,191	31,847	32,711

Net Earnings	$2,864	$12,800	$9,120	$30,915
Other comprehensive income (loss):
Foreign currency translation adjustments	15,764	(11,852)	(24,288)	49,141
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains (losses)	38	(16)	136	(56)
Amounts arising during the year, primarily due to the addition of new participants	—	(170)	(168)	(639)
Deferred tax adjustment resulting from defined benefit plan activity	(13)	40	13	150
Valuation reserve (reversal) associated with defined benefit plan activity	13	(6)	(17)	(27)
Current period unrealized gain (loss) on cash flow hedges	(1,322)	(816)	(276)	(2,505)
Deferred tax benefit (loss) related to unrealized gain (loss) on cash flow hedges	38	188	(73)	578
Other Comprehensive Income (Loss)	14,518	(12,632)	(24,673)	46,642

Comprehensive Income (Loss)	$17,382	$168	$(15,553)	$77,557

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2012	December 31, 2011
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$35,282	$34,924
Trade receivables, net	250,059	247,974
Installment receivables, net	2,266	6,671
Inventories, net	221,619	192,761
Deferred income taxes	439	1,620
Other current assets	45,540	44,820
Total Current Assets	555,205	528,770
Other Assets	41,824	42,647
Other Intangibles	73,360	83,320
Property and Equipment, net	122,633	129,712
Goodwill	472,704	496,605
Total Assets	$1,265,726	$1,281,054
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$146,804	$148,805
Accrued expenses	131,229	132,595
Accrued income taxes	849	1,495
Short-term debt and current maturities of long-term obligations	739	5,044
Total Current Liabilities	279,621	287,939
Long-Term Debt	250,449	260,440
Other Long-Term Obligations	120,514	106,150
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 33,950 and 33,835 issued and outstanding in 2012 and 2011, respectively)—no par	8,500	8,471
Class B Common Shares (Authorized 12,000 shares; 1,085 and 1,086 issued and outstanding in 2012 and 2011, respectively)—no par	272	272
Additional paid-in-capital	226,743	221,409
Retained earnings	372,237	364,300
Accumulated other comprehensive earnings	100,203	124,876
Treasury shares	(92,813)	(92,803)
Total Shareholders’ Equity	615,142	626,525
Total Liabilities and Shareholders’ Equity	$1,265,726	$1,281,054

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities	(In thousands)
Net earnings	$9,120	$30,915
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,065	27,555
Provision for losses on trade and installment receivables	4,252	8,966
Provision (Benefit) for deferred income taxes	628	(365)
Provision for other deferred liabilities	821	1,663
Provision for stock-based compensation	5,198	4,984
Loss on disposals of property and equipment	108	152
Loss on debt extinguishment including debt finance charges and associated fees	312	24,198
Amortization of convertible debt discount	430	1,487
Changes in operating assets and liabilities:
Trade receivables	(8,149)	(3,749)
Installment sales contracts, net	4,353	(3,161)
Inventories	(30,936)	(21,859)
Other current assets	(90)	(2,796)
Accounts payable	(329)	5,189
Accrued expenses	251	(8,867)
Other long-term liabilities	11,788	2,276
Net Cash Provided by Operating Activities	26,822	66,588
Investing Activities
Purchases of property and equipment	(14,775)	(15,593)
Proceeds from sale of property and equipment	97	46
Business acquisitions, net of cash acquired	—	(41,465)
Increase in other long-term assets	409	(1,018)
Other	(219)	—
Net Cash Used for Investing Activities	(14,488)	(58,030)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	255,703	362,958
Payments on revolving lines of credit and long-term borrowings	(266,721)	(336,950)
Proceeds from exercise of stock options	—	4,126
Payment of financing costs	(1)	(24,116)
Payment of dividends	(1,183)	(1,191)
Purchase of treasury stock	—	(21,551)
Net Cash Used by Financing Activities	(12,202)	(16,724)
Effect of exchange rate changes on cash	226	984
Increase (decrease) in cash and cash equivalents	358	(7,182)
Cash and cash equivalents at beginning of year	34,924	48,462
Cash and cash equivalents at end of period	$35,282	$41,280

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

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

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 2012, the results of its operations for the three and nine months ended September 30, 2012 and changes in its cash flow for the nine months ended September 30, 2012 and 2011, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using an August 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Stock-Based Compensation Plans: The company accounts for share-based compensation under the provisions of Compensation-Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted options and no significant changes have been made regarding the valuation methodologies used to determine the fair value of options granted. The company continues to use a Black-Scholes valuation model.
The substantial majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods.
The amounts of stock-based compensation expense recognized were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation expense recognized as part of selling, general and administrative expense	$2,208	$2,106	$5,198	$4,984
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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

The estimated allowance for uncollectible amounts ($25,910,000 at September 30, 2012 and $27,947,000 at December 31, 2011) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the company's third party financing arrangement with De Lage Landen, Inc. (DLL), a third party financing company which the company has worked with since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See "Concentration of Credit Risk" in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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
Installment receivables consist of the following (in thousands):

	September 30, 2012			December 31, 2011
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$5,089	$1,770	$6,859	$8,990	$2,931	$11,921
Less:
Unearned interest	(71)	—	(71)	(171)	—	(171)
	5,018	1,770	6,788	8,819	2,931	11,750
Allowance for doubtful accounts	(2,752)	(1,300)	(4,052)	(2,148)	(2,125)	(4,273)
	$2,266	$470	$2,736	$6,671	$806	$7,477

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

Installment receivables purchased from DLL during the nine months ended September 30, 2012 increased the gross installment receivables balance by $1,883,000. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Balance as of beginning of period	$4,273	$4,841
Current period provision	499	1,215
Direct write-offs charged against the allowance	(720)	(1,783)
Balance as of end of period	$4,052	$4,273

Installment receivables by class as of September 30, 2012 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$4,943	$4,943	$3,595	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,459	1,388	—	96
Impaired Installment receivables with a related allowance recorded	457	457	457	—
Total Canadian Installment Receivables	$1,916	$1,845	$457	$96
Total
Non-Impaired Installment receivables with no related allowance recorded	1,459	1,388	—	96
Impaired Installment receivables with a related allowance recorded	5,400	5,400	4,052	—
Total Installment Receivables	$6,859	$6,788	$4,052	$96

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

Installment receivables by class as of December 31, 2011 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$6,116	$6,116	$4,240	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	5,696	5,525	—	271
Impaired Installment receivables with a related allowance recorded	109	109	33	—
Total Canadian Installment Receivables	$5,805	$5,634	$33	$271
Total
Non-Impaired Installment receivables with no related allowance recorded	5,696	5,525	—	271
Impaired Installment receivables with a related allowance recorded	6,225	6,225	4,273	—
Total Installment Receivables	$11,921	$11,750	$4,273	$271

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of September 30, 2012, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. However, while the full balance may be deemed to be impaired, the company has historically collected a large percentage of the principal of its U.S. installment receivables.

The company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of September 30, 2012 and December 31, 2011 for which the company is still accruing interest.

The aging of the company’s installment receivables was as follows (in thousands):

	September 30, 2012			December 31, 2011
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$1,413	$—	$1,413	$5,612	$—	$5,612
0-30 Days Past Due	39	—	39	84	—	84
31-60 Days Past Due	8	—	8	42	—	42
61-90 Days Past Due	—	—	—	8	—	8
90+ Days Past Due	5,399	4,943	456	6,175	6,116	59
	$6,859	$4,943	$1,916	$11,921	$6,116	$5,805

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

Inventories

Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Finished goods	$127,240	$116,378
Raw materials	80,713	63,244
Work in process	13,666	13,139
	$221,619	$192,761

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Machinery and equipment	$358,078	$360,215
Land, buildings and improvements	93,636	95,737
Furniture and fixtures	13,332	14,034
Leasehold improvements	16,023	15,750
	481,069	485,736
Less allowance for depreciation	(358,436)	(356,024)
	$122,633	$129,712

Acquisitions

In September 2011, the company completed the acquisition of Dynamic Medical Systems (DMS), a solutions-based service organization with a strong presence in the western United States, for $41,465,000, which was paid in cash.  The acquisition gives the company a national rental footprint, which strategically enhances the company's ability to service regional and national long-term care providers. DMS has a clinical solution selling approach for wound therapies, safe patient handling and other rental applications in institutional settings. Pursuant to the purchase agreement, the company agreed to pay contingent consideration of up to $9,000,000 if certain goals were met over twenty-four months, principally earnings projections, for which the company recorded a liability of $9,000,000 based on the company's estimate of the probable payout, the majority of which is expected to be paid in 2012.

In October 2011, the company acquired a developed technology intangible asset and inventory related to a negative pressure wound therapy product in the United States for $965,000.

Goodwill
The change in goodwill reflected on the balance sheet from December 31, 2011 to September 30, 2012 was the result of foreign currency translation.

Other Intangibles

All of the company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $30,601,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2011 to September 30, 2012 were the result of foreign currency translation and amortization.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

The company's intangibles consist of the following (in thousands):

	September 30, 2012		December 31, 2011
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer Lists	$92,105	$55,605	$94,790	$50,832
Trademarks	30,601	—	31,777	—
License agreements	3,223	3,223	3,160	3,160
Developed Technology	9,459	5,294	9,823	4,870
Patents	6,542	5,604	6,358	5,266
Other	7,599	6,443	7,510	5,970
	$149,529	$76,169	$153,418	$70,098

Amortization expense related to other intangibles was $7,622,000 in the first nine months of 2012 and is estimated to be $9,918,000 in 2012, $8,909,000 in 2013, $8,508,000 in 2014, $6,995,000 in 2015, $5,670,000 in 2016 and $2,346,000 in 2017. Amortized intangibles are being amortized on a straight-line basis for periods from 3 to 20 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

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
The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2012	$19,842
Warranties provided during the period	8,932
Settlements made during the period	(9,742)
Changes in liability for pre-existing warranties during the period, including expirations	3,143
Balance as of September 30, 2012	$22,175

Long-Term Debt

Debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
$400,000,000 senior secured revolving credit facility, due in October 2015	$234,000	$247,063
Convertible senior subordinated debentures at 4.125%, due in February 2027	9,861	9,797
Other notes and lease obligations	7,327	8,624
	251,188	265,484
Less current maturities of long-term debt	(739)	(5,044)
	$250,449	$260,440

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

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

During the nine months ended September 30, 2012, the company repurchased $500,000 principal amount of its 4.125% Convertible Senior Subordinated Debentures due 2027. The company retired the debt at par. In accordance with Convertible Debt, ASC 470-20, the company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt. The company recorded pre-tax expense of $312,000 related to the loss on the debt extinguishment including the write-off of $11,000 deferred financing fees, which were previously capitalized, for the three and nine months ended September 30, 2012.

The liability components of the company’s convertible debt consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Principal amount of liability component	$13,350	$13,850
Unamortized discount	(3,489)	(4,053)
Net carrying amount of liability component	$9,861	$9,797

The company is a party to interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $15,000,000 through February 2013, $20,000,000 and $25,000,000 through May 2013, $18,000,000 through June 2013, $22,000,000 through September 2013 and $12,000,000 and $23,000,000 through April 2014 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 1.05%, 1.08%, 0.73%, 0.625%, 0.46%, 0.54% and 0.47% respectively, for effective aggregate rates of 2.80%, 2.83%, 2.48%, 2.375%, 2.21%, 2.29% and 2.22%, respectively. As of September 30, 2012, the weighted average floating interest rate on borrowing was 1.98% compared to 2.28% as of December 31, 2011.

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

During the nine months ended September 30, 2012, the Committee granted 754,392 non-qualified stock options under the 2003 Plan, each having a term of ten years and generally granted at the fair market value of the company’s Common Shares on the date of grant. In addition, restricted stock awards for 117,200 shares were granted without cost to the recipients which vest ratably over the four years after the award date. Compensation expense of $1,773,000 was recognized during the quarter ended September 30, 2012 related to restricted stock awards and there were outstanding restricted stock awards totaling 362,999 shares

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012 that were not vested.

As of September 30, 2012, there was $15,733,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested options and shares, and includes $4,980,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

The following table summarizes information about stock option activity for the nine months ended September 30, 2012:

	September 30, 2012	Weighted Average Exercise Price
Options outstanding at January 1, 2012	4,455,365	$28.99
Granted	754,392	13.43
Exercised	—	—
Canceled	(419,049)	32.74
Options outstanding at September 30, 2012	4,790,708	$26.24
Options exercise price range at September 30, 2012	$ 13.37 to
	47.80
Options exercisable at September 30, 2012	3,178,536
Options available for grant at September 30, 2012*	1,213,807
 ________________________

*	Options available for grant as of September 30, 2012 reduced by net restricted stock award activity of 699,507.

The following table summarizes information about stock options outstanding at September 30, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 9/30/12	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 9/30/12	Weighted Average Exercise Price
$ 13.37 – $15.00	756,853	9.7	$13.35	11,403	$11.16
$ 15.01 – $25.00	1,789,575	6.7	22.50	1,202,737	22.14
$ 25.01 – $35.00	1,159,589	6.2	26.19	879,705	26.42
$ 35.01 – $47.80	1,084,691	1.9	41.45	1,084,691	41.45
Total	4,790,708	6.0	$26.24	3,178,536	$29.88

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

Income Taxes

The company had an effective tax rate of 63.9% and 68.4% on earnings before tax for the three and nine month period ended September 30, 2012 compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three and nine months ended September 30, 2012 was greater than the U.S. federal statutory rate, principally due to a foreign discrete tax adjustment in the second quarter aggregating to $9,173,000 ($0.29 per share) as of September 30, 2012, including $3,178,000 in interest, related to prior year periods under audit, which is being contested by the company, and a net loss in countries with a valuation allowance without a tax benefit. This adjustment is partially offset by current year foreign earnings taxed at an effective rate lower than the U.S. statutory rate principally due to foreign taxes recognized at rates below the U.S. statutory rate excluding the results of countries in a valuation allowance. The company had an effective tax rate of 25.4% and 12.7% on earnings before tax for the three and nine month period ended September 30, 2011, respectively, compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three and nine months ended September 30, 2011 was lower than the U.S. federal statutory rate, principally due to foreign taxes recognized at rates below the U.S. statutory rate and a second quarter $5,100,000 ($0.16 per share) tax benefit as a result of a tax settlement in Germany. The net impact of tax benefit from countries with valuation allowances on the company’s effective tax rate was minimal for the first nine months of 2012 and 2011. The company had a domestic profit in the nine months of 2012, but continued to be in a three-year cumulative loss position in the U.S. principally as a result of recording pre-tax expenses in prior periods related to the extinguishment of convertible debt at a premium and the write-off of goodwill. As a result of the loss position, the majority of the U.S. deferred tax assets continue to be subject to a valuation allowance.

Net Earnings Per Common Share

The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Basic
Average common shares outstanding	31,877	31,873	31,838	31,999
Net earnings	$2,864	$12,800	$9,120	$30,915
Net earnings per common share	$0.09	$0.40	$0.29	$0.97
Diluted
Average common shares outstanding	31,877	31,873	31,838	31,999
Shares related to convertible debt	—	251	—	382
Stock options and awards	24	67	9	330
Average common shares assuming dilution	31,901	32,191	31,847	32,711
Net earnings	$2,864	$12,800	$9,120	$30,915
Net earnings per common share	$0.09	$0.40	$0.29	$0.95

For the three and nine months ended September 30, 2012, 4,639,809 and 4,679,093 shares, respectively, associated with stock options were excluded from the average common shares assuming dilution as they were anti-dilutive. At September 30, 2012, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $14.74 and $15.55 for the three and nine months ended September 30, 2012, respectively. At September 30, 2011, 2,760,783 and 2,510,535 shares associated with stock options, respectively, were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2011, respectively, as they were anti-dilutive. At September 30, 2011, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $27.18 and $29.79 for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2011, shares necessary to settle a conversion spread on the convertible notes were included in the common shares assuming dilution as the average market price of the company stock for 2011 did exceed the conversion price.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. In December 2000, Invacare entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $13,254,000 at September 30, 2012 to DLL for events of default under the contracts, which total $71,779,000 at September 30, 2012. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

During the first nine months of 2012 and 2011, the company was a party to interest rate swap agreements that qualified as cash flow hedges and effectively converted floating-rate debt to fixed-rate debt, so the company could avoid the risk of changes in market interest rates. The gains or losses on interest rate swaps are reflected in interest expense on the consolidated statement of comprehensive income (loss).

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $50,244,000 and $134,402,000 matured during the three and nine months ended September 30, 2012, respectively, compared to forward contracts with a total notional amount in USD of $50,813,000 and $139,418,000 matured during the three and nine months ended September 30, 2011, respectively.

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	September 30, 2012		December 31, 2011
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$901	$(10)	$3,324	$104
USD / CAD	3,154	76	8,424	29
USD / CNY	710	(5)	8,130	(16)
USD / EUR	18,027	819	42,267	701
USD / GBP	489	(2)	1,806	19
USD / NZD	2,064	98	8,256	86
USD / SEK	3,297	48	4,520	19
USD / MXP	3,178	299	14,029	(146)
EUR / AUD	260	(22)	1,220	(48)
EUR / CAD	412	(27)	—	—
EUR / CHF	1,288	13	5,433	(22)
EUR / GBP	8,512	(429)	17,201	9
EUR / SEK	400	(30)	—	—
EUR / NOK	596	(24)	—	—
EUR / NZD	1,890	276	7,009	505
GBP / CHF	239	(18)	929	(5)
GBP / SEK	1,087	26	1,690	12
CHF / SEK	98	(9)	271	(2)
NOK / CHF	232	(12)	436	(1)
	$46,834	$1,067	$124,945	$1,244

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

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

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment entered into in 2012 and 2011, respectively, and outstanding were as follows (in thousands USD):

	September 30, 2012		September 30, 2011
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
CAD / USD	$14,801	$434	$—	$—
EUR / USD	9,906	134	—	—
CHF / USD	785	13	915	2
NOK / USD	—	—	6,252	(262)
NZD / USD	3,146	40	—	—
DKK / NOK	—	—	74	(2)
EUR / AUD	1,908	5	—	—
EUR / CAD	239	(15)	26,500	37
EUR / DKK	(11,203)	(27)	—	—
EUR / SEK	—	—	9	—
AUD / CAD	3,056	(38)	—	—
AUD / NZD	1,048	15	—	—
EUR / NZD	90	(10)	—	—
EUR / NOK	6	—	118	(3)
	$23,782	$551	$33,868	$(228)

The fair values of the company’s derivative instruments were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	$1,751	$684	$1,621	$377
Interest rate swap contracts	—	469	18	388
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward contracts	663	112	64	128
Total derivatives	$2,414	$1,265	$1,703	$893

The fair values of the company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

The effect of derivative instruments on the Statement of Comprehensive Income (Loss) and Other Comprehensive Income (OCI) was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30, 2012
Foreign currency forward contracts	$(2,522)	$1,241	$(38)
Interest rate swap contracts	(3)	—	—
	$(2,525)	$1,241	$(38)
Nine months ended September 30, 2012
Foreign currency forward contracts	$(2,956)	$2,706	$(9)
Interest rate swap contracts	(99)	—	—
	$(3,055)	$2,706	$(9)
Three months ended September 30, 2011
Foreign currency forward contracts	$(354)	$(104)	$—
Interest rate swap contracts	(117)	—	—
	$(471)	$(104)	$—
Nine months ended September 30, 2011
Foreign currency forward contracts	$(1,192)	$(47)	$3
Interest rate swap contracts	(533)	—	—
	$(1,725)	$(47)	$3

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended September 30, 2012
Foreign currency forward contracts			$569
Nine months ended September 30, 2012
Foreign currency forward contracts			$551
Three months ended September 30, 2011
Foreign currency forward contracts			$(814)
Nine months ended September 30, 2011
Foreign currency forward contracts			$(228)

The pre-tax gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. For the three and nine months ended September 30, 2012, net sales were decreased by $146,000 and increased by $49,000 and cost of product sold was decreased by $1,487,000 and decreased by $2,804,000 for a net realized gain of $1,341,000 and a net realized gain of $2,853,000, respectively. For the three and nine months ended September 30, 2011, net sales were increased by $1,212,000 and increased by $2,466,000 and cost of product sold was increased by $1,316,000 and increased by $2,513,000 for a net realized loss of $104,000 and a net realized loss of $47,000, respectively.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

The company recognized expense of $147,000 and expense of $419,000 for the three and nine months ended September 30, 2012, respectively, related to interest rate swap agreements, which is reflected in interest expense on the consolidated statement of comprehensive income (loss). The company recognized expense of $135,000 and expense of $253,000 for the three and nine months ended September 30, 2011, respectively, related to interest rate swap agreements, which is reflected in interest expense on the consolidated statement of comprehensive income (loss).

A gain of $569,000 and a gain of $551,000 were recognized in selling, general and administrative (SG&A) expenses for the three and nine months ended September 30, 2012, respectively, on no longer effective foreign currency forward contracts as well as those forward contracts not designated as hedging instruments that are entered into to offset gains/losses also recorded in SG&A expenses on intercompany trade payables. Any gains/losses on the non designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade payables. In comparison, a loss of $814,000 and a loss of $228,000 were recognized in SG&A expenses for the three and nine months ended September 30, 2011, respectively, on ineffective forward contracts and foreign currency forward contracts not designated as hedging instruments which were offset by losses of comparable amounts also recorded in SG&A expenses on the intercompany trade payables.

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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
September 30, 2012:
Forward Exchange Contracts—net	$1,618	—	$1,618	—
Interest Rate Swap Agreements—net	(469)	—	(469)	—
December 31, 2011:
Forward Exchange Contracts—net	$1,180	—	$1,180	—
Interest Rate Swap Agreements—net	(370)	—	(370)	—

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$35,282	$35,282	$34,924	$34,924
Other investments	1,277	1,277	1,362	1,362
Installment receivables, net of reserves	2,736	2,736	7,477	7,477
Long-term debt (including current maturities of long-term debt)	(251,188)	(250,438)	(265,484)	(264,112)
Forward contracts in Other Current Assets	2,414	2,414	1,685	1,685
Forward contracts in Accrued Expenses	(796)	(796)	(505)	(505)
Interest Rate Swap Agreements in Other Current Assets	—	—	18	18
Interest Rate Swap Agreements in Accrued Expenses	(469)	(469)	(388)	(388)

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

Long-term debt: Fair values for the company’s convertible debt and revolving credit facility are based upon the company’s estimate of the market for similar borrowing arrangements.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

The information by segment is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues from external customers
North America/HME	$170,983	$188,428	$527,467	$564,996
Invacare Supply Group	85,764	74,197	246,434	223,980
Institutional Products Group	38,974	28,048	112,631	89,579
Europe	141,705	142,107	401,721	405,354
Asia/Pacific	15,555	23,739	53,217	67,520
Consolidated	$452,981	$456,519	$1,341,470	$1,351,429
Intersegment revenues
North America/HME	$24,832	$21,699	$82,040	$64,766
Invacare Supply Group	20	18	55	58
Institutional Products Group	2,222	1,450	5,836	4,765
Europe	3,239	2,635	8,448	7,267
Asia/Pacific	7,737	7,407	27,177	25,350
Consolidated	$38,050	$33,209	$123,556	$102,206
Restructuring charges before income taxes
North America/HME	$352	$406	$2,214	$406
Invacare Supply Group	—	59	(20)	59
Institutional Products Group	—	—	35	—
Europe	481	846	772	1,277
Asia/Pacific	342	—	721	—
Consolidated	$1,175	$1,311	$3,722	$1,742
Earnings (loss) before income taxes
North America/HME	$1,587	$11,454	$13,102	$38,332
Invacare Supply Group	2,090	2,302	5,124	4,986
Institutional Products Group	1,805	3,865	8,690	11,448
Europe	10,218	11,379	23,504	25,819
Asia/Pacific	(2,301)	933	(4,139)	3,826
All Other (1)	(5,460)	(12,783)	(17,411)	(48,996)
Consolidated	$7,939	$17,150	$28,870	$35,415
   ________________________

(1)
Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments. In addition, the “All Other” earnings (loss) before income taxes includes loss on debt extinguishment including debt finance charges, interest and fees.

Charges Related to Restructuring Activities

During the quarter ended September 30, 2012, as part of the company's ongoing globalization initiative to reduce complexity within its global footprint, the company incurred restructuring charges. The restructuring was also undertaken in response to the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company. As a result, the company recorded restructuring charges of $3,722,000 in the first nine months of 2012. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates. The majority of the outstanding charge accruals at September 30, 2012 are expected to be paid out within the next twelve months.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2010 Balance
Total	$—	$—	$—	$—	$—
Charges
NA/HME	4,756	—	—	4	4,760
IPG	123	—	—	—	123
ISG	335	—	—	—	335
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,688	277	1,788	117	10,870
Payments
NA/HME	(1,664)	—	—	(4)	(1,668)
IPG	(52)	—	—	—	(52)
ISG	(82)	—	—	—	(82)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,530)	(277)	(1,714)	(117)	(5,638)
December 31, 2011 Balance
NA/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
ISG	253	—	—	—	253
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	$5,158	$—	$74	$—	$5,232
Charges
NA/HME	117	—	—	—	117
IPG	35	—	—	—	35
ISG	(13)	—	—	—	(13)
Europe	257	—	34	—	291
Asia/Pacific	118	—	—	—	118
Total	514	—	34	—	548
Payments
NA/HME	(1,130)	—	—	—	(1,130)
IPG	(82)	—	—	—	(82)
ISG	(99)	—	—	—	(99)
Europe	(1,541)	—	(56)	—	(1,597)
Asia/Pacific	(118)	—	—	—	(118)
Total	(2,970)	—	(56)	—	(3,026)
March 31, 2012 Balance
NA/HME	2,079	—	—	—	2,079
IPG	24	—	—	—	24
ISG	141	—	—	—	141
Europe	458	—	52	—	510
Asia/Pacific	—	—	—	—	—
Total	$2,702	$—	$52	$—	$2,754

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Charges
NA/HME	$1,745	$—	$—	$—	$1,745
IPG	—	—	—	—	—
ISG	(7)	—	—	—	(7)
Europe	—	—	—	—	—
Asia/Pacific	261	—	—	—	261
Total	1,999	—	—	—	1,999
Payments
NA/HME	(840)	—	—	—	(840)
IPG	(14)	—	—	—	(14)
ISG	(36)	—	—	—	(36)
Europe	(170)	—	(25)	—	(195)
Asia/Pacific	(261)	—	—	—	(261)
Total	(1,321)	—	(25)	—	(1,346)
June 30, 2012 Balance
NA/HME	2,984	—	—	—	2,984
IPG	10	—	—	—	10
ISG	98	—	—	—	98
Europe	288	—	27	—	315
Asia/Pacific	—	—	—	—	—
	$3,380	$—	$27	$—	$3,407
Charges
NA/HME	352	—	—	—	352
IPG	—	—	—	—	—
ISG	—	—	—	—	—
Europe	462	—	19	—	481
Asia/Pacific	342	—	—	—	342
Total	1,156	—	19	—	1,175
Payments
NA/HME	(833)	—	—	—	(833)
IPG	(10)	—	—	—	(10)
ISG	(36)	—	—	—	(36)
Europe	(247)	—	(20)	—	(267)
Asia/Pacific	(342)	—	—	—	(342)
Total	(1,468)	—	(20)	—	(1,488)
September 30, 2012 Balance
NA/HME	2,503	—	—	—	2,503
IPG	—	—	—	—	—
ISG	62	—	—	—	62
Europe	503	—	26	—	529
Asia/Pacific	—	—	—	—	—
	$3,068	$—	$26	$—	$3,094

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

Contingencies

General

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

FDA Matters

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

As part of its regulatory function, the FDA routinely inspects the sites of medical device companies, and in 2011, the FDA inspected certain of the company's facilities. In December 2011, the FDA requested that the company negotiate and agree to a consent decree of injunction related to the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio. The company is in the process of negotiating the final terms of the proposed consent decree with the FDA. While the final terms of the consent decree have not been determined, they would result in the suspension of a portion, which could be substantial, of the company's operations at its Elyria, Ohio wheelchair manufacturing facility. The duration of any such suspension would be dependent upon third-party expert certification of the company's compliance with the FDA quality system regulations ("QSR") and then the FDA's determination of such compliance. A suspension of operations likely would have adverse effects on the company's business, including loss of revenues, harm to the company's reputation and customer dissatisfaction. The company believes the proposed consent decree has started to have a negative impact on the company's financial results, even before suspension of operations, as a result of customer uncertainty with the impacts of the decree and the company's withdrawal of bids for certain contracts that require uninterrupted supply. In addition, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility.

The company is devoting additional substantial financial, management and engineering resources to making the systemic improvements necessary to achieve compliance with the QSR requirements. The company's diversion of resources is impacting other areas of the company's business, such as, for example, delays in new product development and cost reduction and Globalization activities.

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

Any of the above contingencies could have an adverse impact on the company's business, prospects, value, ability to borrow, financial condition, or results of operations.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

Subsequent Event

At the end of October 2012, the company's management approved a plan to restructure the company's operations in the Asia/Pacific segment. In Australia, the company will consolidate offices / warehouses, decrease staffing and exit various activities while returning to a focus on distribution. At the company's subsidiary which produces microprocessor controllers, the company has initiated a proposal for change that would lead to exiting the contract manufacturing business for companies outside of the healthcare industry. As a result, the company may incur restructuring charges for the Asia/Pacific segment ranging from $5,000,000 to $7,000,000 commencing in the fourth quarter of 2012 with the majority being cash charges.

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

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total

Three month period ended September 30, 2012	(in thousands)
Net sales	$90,406	$207,802	$183,801	$(29,028)	$452,981
Cost of products sold	70,600	162,906	126,852	(29,031)	331,327
Gross Profit	19,806	44,896	56,949	3	121,654
Selling, general and administrative expenses	33,712	28,394	45,492	3,721	111,319
Charge related to restructuring activities	334	18	823	—	1,175
Income (loss) from equity investee	17,302	(4,264)	228	(13,266)	—
Interest expense (income)—net	(1,024)	1,474	771	—	1,221
Earnings (loss) before Income Taxes	4,086	10,746	10,091	(16,984)	7,939
Income taxes	1,222	(398)	4,251	—	5,075
Net Earnings (loss)	$2,864	$11,144	$5,840	$(16,984)	$2,864

Other Comprehensive Income (Loss), Net of Tax	14,518	3,164	11,412	(14,576)	14,518

Comprehensive Income (Loss)	$17,382	$14,308	$17,252	$(31,560)	$17,382

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended September 30, 2011	(in thousands)
Net sales	$96,992	$191,595	$193,007	$(25,075)	$456,519
Cost of products sold	70,548	149,783	130,001	(24,890)	325,442
Gross Profit	26,444	41,812	63,006	(185)	131,077
Selling, general and administrative expenses	30,314	14,069	47,145	12,607	104,135
Charge related to restructuring activities	—	465	846	—	1,311
Loss on debt extinguishment including debt finance charges and associated fees	7,462	—	—	—	7,462
Income (loss) from equity investee	24,452	8,210	8	(32,670)	—
Interest expense—net	(180)	363	836	—	1,019
Earnings (loss) before Income Taxes	13,300	35,125	14,187	(45,462)	17,150
Income taxes (benefit)	500	100	3,750	—	4,350
Net Earnings (loss)	$12,800	$35,025	$10,437	$(45,462)	$12,800

Other Comprehensive Income (Loss), Net of Tax	(12,632)	(7,338)	(6,703)	14,041	(12,632)

Comprehensive Income (Loss)	$168	$27,687	$3,734	$(31,421)	$168

Nine month period ended September 30, 2012
Net sales	$275,742	$619,081	$540,535	$(93,888)	$1,341,470
Cost of products sold	211,115	484,865	371,855	(93,455)	974,380
Gross Profit	64,627	134,216	168,680	(433)	367,090
Selling, general and administrative expenses	99,736	88,286	138,207	4,360	330,589
Charge related to restructuring activities	2,085	19	1,618	—	3,722
Loss on debt extinguishment including debt finance charges and associated fees	312	—	—	—	312
Income (loss) from equity investee	45,175	1,954	391	(47,520)	—
Interest expense (income)—net	(3,041)	4,264	2,374	—	3,597
Earnings (loss) before Income Taxes	10,710	43,601	26,872	(52,313)	28,870
Income taxes	1,590	100	18,060	—	19,750
Net Earnings (loss)	$9,120	$43,501	$8,812	$(52,313)	$9,120

Other Comprehensive Income (Loss), Net of Tax	(24,673)	3,179	(27,878)	24,699	(24,673)

Comprehensive Income (Loss)	$(15,553)	$46,680	$(19,066)	$(27,614)	$(15,553)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Nine month period ended September 30, 2011	(in thousands)
Net sales	$286,969	$576,799	$562,331	$(74,670)	$1,351,429
Cost of products sold	208,162	449,838	378,691	(74,263)	962,428
Gross Profit	78,807	126,961	183,640	(407)	389,001
Selling, general and administrative expenses	99,464	44,186	141,955	36,724	322,329
Charge related to restructuring activities	—	465	1,277	—	1,742
Loss on debt extinguishment including debt finance charges and associated fees	24,198	—	—	—	24,198
Income (loss) from equity investee	78,902	26,271	1,065	(106,238)	—
Interest expense—net	1,532	1,144	2,641	—	5,317
Earnings (loss) before Income Taxes	32,515	107,437	38,832	(143,369)	35,415
Income taxes (benefit)	1,600	300	2,600	—	4,500
Net Earnings (loss)	$30,915	$107,137	$36,232	$(143,369)	$30,915

Other Comprehensive Income (Loss), Net of Tax	46,642	(4,382)	51,268	(46,886)	46,642

Comprehensive Income (Loss)	$77,557	$102,755	$87,500	$(190,255)	$77,557

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
September 30, 2012	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$5,419	$2,665	$27,198	$—	$35,282
Trade receivables, net	77,152	75,819	97,088	—	250,059
Installment receivables, net	—	966	1,300	—	2,266
Inventories, net	44,721	59,965	119,124	(2,191)	221,619
Deferred income taxes	—	45	394	—	439
Other current assets	10,053	7,665	35,862	(8,040)	45,540
Total Current Assets	137,345	147,125	280,966	(10,231)	555,205
Investment in subsidiaries	1,581,517	526,343	—	(2,107,860)	—
Intercompany advances, net	83,184	862,794	215,132	(1,161,110)	—
Other Assets	41,025	382	417	—	41,824
Other Intangibles	743	23,623	48,994	—	73,360
Property and Equipment, net	40,974	21,210	60,449	—	122,633
Goodwill	—	56,010	416,694	—	472,704
Total Assets	$1,884,788	$1,637,487	$1,022,652	$(3,279,201)	$1,265,726
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$72,038	$21,005	$53,761	$—	$146,804
Accrued expenses	33,382	22,872	83,015	(8,040)	131,229
Accrued income taxes	289	—	560	—	849
Short-term debt and current maturities of long-term obligations	80	7	652	—	739
Total Current Liabilities	105,789	43,884	137,988	(8,040)	279,621
Long-Term Debt	243,879	164	6,406	—	250,449
Other Long-Term Obligations	49,910	8,000	62,604	—	120,514
Intercompany advances, net	870,068	198,670	92,372	(1,161,110)	—
Total Shareholders’ Equity	615,142	1,386,769	723,282	(2,110,051)	615,142
Total Liabilities and Shareholders’ Equity	$1,884,788	$1,637,487	$1,022,652	$(3,279,201)	$1,265,726

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2011	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$3,642	$2,104	$29,178	$—	$34,924
Trade receivables, net	83,522	74,161	90,291	—	247,974
Installment receivables, net	—	1,180	5,491	—	6,671
Inventories, net	45,937	49,336	99,006	(1,518)	192,761
Deferred income taxes	422	45	1,153	—	1,620
Other current assets	10,171	6,517	33,812	(5,680)	44,820
Total Current Assets	143,694	133,343	258,931	(7,198)	528,770
Investment in subsidiaries	1,560,693	524,800	—	(2,085,493)	—
Intercompany advances, net	79,598	846,829	200,157	(1,126,584)	—
Other Assets	40,813	698	1,136	—	42,647
Other Intangibles	821	26,838	55,661	—	83,320
Property and Equipment, net	45,459	17,770	66,483	—	129,712
Goodwill	—	54,894	441,711	—	496,605
Total Assets	$1,871,078	$1,605,172	$1,024,079	$(3,219,275)	$1,281,054
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73,948	$18,078	$56,779	$—	$148,805
Accrued expenses	37,708	21,038	79,529	(5,680)	132,595
Accrued income taxes	508	—	987	—	1,495
Short-term debt and current maturities of long-term obligations	4,210	4	830	—	5,044
Total Current Liabilities	116,374	39,120	138,125	(5,680)	287,939
Long-Term Debt	252,855	227	7,358	—	260,440
Other Long-Term Obligations	47,873	7,312	50,965	—	106,150
Intercompany advances, net	827,451	210,005	89,128	(1,126,584)	—
Total Shareholders’ Equity	626,525	1,348,508	738,503	(2,087,011)	626,525
Total Liabilities and Shareholders’ Equity	$1,871,078	$1,605,172	$1,024,079	$(3,219,275)	$1,281,054

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Nine month period ended September 30, 2012	(in thousands)
Net Cash Provided (Used) by Operating Activities	$18,260	$5,405	$7,527	$(4,370)	$26,822
Investing Activities
Purchases of property and equipment	(1,353)	(7,854)	(5,568)	—	(14,775)
Proceeds from sale of property and equipment	18	14	65	—	97
Other long-term assets	(214)	—	623	—	409
Other	(158)	(117)	56	—	(219)
Net Cash Used for Investing Activities	(1,707)	(7,957)	(4,824)	—	(14,488)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	252,590	3,113	—	—	255,703
Payments on revolving lines of credit and long-term borrowings	(266,182)	—	(539)	—	(266,721)
Payment of financing costs	(1)	—	—	—	(1)
Payment of dividends	(1,183)	—	(4,370)	4,370	(1,183)
Net Cash Provided (Used) by Financing Activities	(14,776)	3,113	(4,909)	4,370	(12,202)
Effect of exchange rate changes on cash	—	—	226	—	226
Increase (decrease) in cash and cash equivalents	1,777	561	(1,980)	—	358
Cash and cash equivalents at beginning of year	3,642	2,104	29,178	—	34,924
Cash and cash equivalents at end of period	$5,419	$2,665	$27,198	$—	$35,282

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2012

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Nine month period ended September 30, 2011	(in thousands)
Net Cash Provided (Used) by Operating Activities	$12,235	$49,075	$42,002	$(36,724)	$66,588
Investing Activities
Purchases of property and equipment	(5,751)	(3,127)	(6,715)	—	(15,593)
Proceeds from sale of property and equipment	—	15	31	—	46
Other long-term assets	(1,021)	—	3	—	(1,018)
Other	(26)	(2)	28	—	—
Net Cash Used for Investing Activities	(6,798)	(44,579)	(6,653)	—	(58,030)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	362,958	—	—	—	362,958
Payments on revolving lines of credit and long-term borrowings	(324,370)	(4,371)	(8,209)	—	(336,950)
Proceeds from exercise of stock options	4,126	—	—	—	4,126
Payment of financing costs	(24,116)	—	—	—	(24,116)
Payment of dividends	(1,191)	—	(36,724)	36,724	(1,191)
Purchase of treasury stock	(21,551)	—	—	—	(21,551)
Net Cash Provided (Used) by Financing Activities	(4,144)	(4,371)	(44,933)	36,724	(16,724)
Effect of exchange rate changes on cash	—	—	984	—	984
Increase (Decrease) in cash and cash equivalents	1,293	125	(8,600)	—	(7,182)
Cash and cash equivalents at beginning of year	4,036	2,476	41,950	—	48,462
Cash and cash equivalents at end of period	$5,329	$2,601	$33,350	$—	$41,280

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK
Throughout the year the company has faced several internal and external challenges that have lowered the company's sales and margins. Internally, one of the key pressures is the delay of new products, particularly higher margin products. The company has temporarily ceased most new product development because the majority of its engineers are currently focused on remediation to achieve compliance with the FDA's Quality System Regulation ("QSR"). When the quality systems improvements are complete, the company will re-energize its new product development activity. Externally, the company's sales in the domestic home medical equipment (HME) industry are being impacted as its customers cope with prepayment reviews and post-payment audits by payors, as well as uncertainty related to their participation in the next round of National Competitive Bidding. While the company believes these are not generally long-term issues, it is continuously assessing the domestic market, including analyzing data from the Centers for Medicare and Medicaid Services about demand trends for home medical equipment. If it is determined that there are structural changes to the HME industry, the company will take an appropriate course of action. Also, the senior management team is working closely with the general manager for the Australian and New Zealand distribution businesses to return the segment to profitability. In an effort to restore the Asia/Pacific segment to profitability, at the end of October 2012, the company's management approved a plan to restructure the company's operations in the Asia/Pacific segment. In Australia, the company will consolidate offices / warehouses, decrease staffing and exit various activities while returning to a focus on distribution. At the company's subsidiary which produces microprocessor controllers, the company has initiated a proposal for change that would lead to exiting the contract manufacturing business for companies outside of the healthcare industry. As a result, the company may incur restructuring charges for the Asia/Pacific segment ranging from $5,000,000 to $7,000,000 commencing in the fourth quarter of 2012 with the majority being cash charges.
Regarding the status of the company's negotiations with the FDA and its related quality systems remediation program, the company is continuing to negotiate the terms of the FDA's proposed consent decree of injunction related to the company's corporate and wheelchair manufacturing facilities in Elyria, Ohio. While the final terms of the consent decree have not been determined, they would result in the suspension of a portion, which could be substantial, of the company's operations at its Elyria wheelchair manufacturing facility. The duration of any such suspension would be dependent upon third-party expert certification of the company's compliance with the FDA QSR and then the FDA's determination of such compliance. A suspension of operations likely would have adverse effects on the company's business, including loss of revenues, harm to the company's reputation and customer dissatisfaction. The company believes the proposed consent decree has started to have a negative impact on the company's financial results, even before suspension of operations, as a result of customer uncertainty with the impacts of the decree and the company's withdrawal of bids for certain contracts that require uninterrupted supply. In addition, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility.
The company is devoting additional substantial financial, management and engineering resources to making the systemic improvements necessary to achieve compliance with the QSR requirements. The company's diversion of resources is impacting other areas of the company's business, such as, for example, delays in new product development and cost reduction and Globalization activities. However, the company continues to make significant progress on its quality systems remediation. Throughout the remediation, the company has engaged subject matter experts to assess the compliance of its new quality processes during the development and implementation stages to ensure they are in line with the FDA's QSR requirements. At this point, the company is confident that it will initiate its third-party expert certification audit in December, and the company expects the audit to be completed in the first quarter of 2013. The expert certification audit would be followed by an FDA re-inspection. See the “Contingencies” note to the financial statements contained in Item 1 of this Form 10-Q and “Forward-Looking Statements” contained below in this Item.

RESULTS OF OPERATIONS

Net Sales. Consolidated net sales for the third quarter decreased 0.8% to $452,981,000 versus $456,519,000 for the same period last year. Foreign currency translation decreased net sales 4.0 percentage points while an acquisition increased sales by 1.0 percentage point. Organic net sales for the quarter increased by 2.2% over the same period a year ago driven by increases in the Europe, Invacare Supply Group (ISG) and Institutional Products Group (IPG) segments, which were offset by declines in the North America/Home Medical Equipment (HME) and Asia/Pacific segments. For the nine months ended September 30, 2012, net sales decreased 0.7% to $1,341,470,000 versus $1,351,429,000 for the same period last year. Foreign currency translation decreased net sales 2.3 percentage points while an acquisition increased net sales by 1.2 percentage points. Year-to-date organic net sales increased by 0.4% over the same period last year as increases in the Europe, ISG and IPG segments were offset by declines in the North America/HME and Asia/Pacific segments.

North America/Home Medical Equipment (HME)
North America/HME net sales decreased 9.3% for the quarter to $170,983,000 as compared to $188,428,000 for the same period a year ago, with foreign currency translation decreasing net sales by 0.2 of a percentage point. The organic net sales decrease of 9.1% was driven by declines in all three product categories. The sales decline in the segment was primarily related to the Company's previously mentioned delay of new product introductions. The sales decline also is related to slowness in power wheelchair sales in the United States due to the ongoing uncertainty and general slowness in the market where mobility and seating customers are dealing with prepayment reviews and post-payment audits of power mobility devices by Medicare and Medicaid. Also in the United States, customers in the 91 metropolitan statistical areas in the next round of National Competitive Bidding continue to leverage their existing inventory as they wait for the Fall 2012 announcement of the bid rates and the related contracting process for the bid winners. Uncertainty regarding the resolution of the company's consent decree with the FDA impacted the company's ability to renegotiate those existing contracts that require the company to provide uninterrupted supply of products, and likely led some customers to be cautious in their spending with Invacare. For the nine months ended September 30, 2012, net sales decreased 6.6% to $527,467,000 as compared to $564,996,000 for the same period a year ago, with foreign currency decreasing net sales by 0.2 of a percentage point. The year-to-date organic net sales decrease of 6.4% was driven by declines in all three product categories.

Invacare Supply Group (ISG)
ISG net sales for the quarter increased 15.6% to $85,764,000 compared to $74,197,000 for the same period last year as net sales increased across most product categories. For the first nine months of 2012, net sales increased 10.0% to $246,434,000 as compared to $223,980,000 for the same period last year due to increases in diabetic, incontinence and ostomy products.

Institutional Products Group (IPG)
IPG net sales for the third quarter increased 39.0% to $38,974,000 compared to $28,048,000 for the third quarter last year as an acquisition increased net sales by 16.8 percentage points. Organic net sales increased by 22.2%. For the first nine months of 2012, net sales increased 25.7% to $112,631,000 as compared to $89,579,000 for the same period a year ago. Organic net sales increased 7.7%, foreign currency translation decreased net sales by 0.1 of a percentage point and an acquisition increased net sales by 18.1 percentage points. The organic net sales increase for the quarter and year-to-date was driven by strong net sales for interior design projects for long-term care facilities, institutional beds and dialysis chairs.

Europe
For the third quarter, European net sales decreased 0.3% to $141,705,000 versus $142,107,000 for the third quarter last year as the organic net sales increase of 12.3% was more than offset by foreign currency translation which decreased net sales by 12.6 percentage points. For the first nine months of 2012, net sales decreased 0.9% to $401,721,000 as compared to $405,354,000 for the same period last year. Organic net sales increased 6.7% for the first nine months of the year as foreign currency translation decreased net sales by 7.6 percentage points. The organic net sales increase for the quarter and year-to-date was principally due to increases in respiratory therapy products partially offset by declines in lifestyle and mobility and seating products.

Asia/Pacific
Asia/Pacific net sales decreased 34.5% for the quarter to $15,555,000 as compared to $23,739,000 for the same period a year ago. Organic net sales decreased 33.0% and foreign currency translation decreased net sales by 1.5 percentage points. The organic sales decline for the quarter was caused by declines in all three subsidiaries in the segment. The Company's Australian and New Zealand distribution businesses experienced declines in mobility and seating and lifestyle products. The decline in the Company's subsidiary which produces microprocessor controllers was primarily related to decreases in its contract manufacturing business for companies outside of the healthcare industry. For the first nine months of 2012, net sales decreased 21.2% to $53,217,000 as compared to $67,520,000 for the same period a year ago. Foreign currency translation had no material impact on the organic net sales of 21.2% for the first nine months of 2012. The Asia/Pacific year-to-date net sales decrease was driven by declines in all three subsidiaries in the segment for the reasons described above.

Gross Profit. Consolidated gross profit as a percentage of net sales for the three and nine month period ended September 30, 2012 was 26.9% and 27.4%, respectively, compared to 28.7% and 28.8% in the same periods last year. The margin decline was principally related to sales mix favoring lower margin product lines and lower margin customers, which was partially offset by the favorable impact of an acquisition finalized in the third quarter of 2011. For the first nine months of the year, gross profit as a percentage of net sales for all segments except IPG were unfavorable as compared to the prior year.

For the first nine months of the year, North America/HME gross profit as a percentage of net sales decreased by 1.8 percentage points compared to the same period last year. The decline in margins was principally due to volume declines, unfavorable sales mix favoring lower margin customers and unfavorable product mix away from higher margin products.

For the first nine months of the year, ISG gross profit as a percentage of net sales decreased by 0.5 of a percentage point compared to the same period last year. The decline in margins was principally due to higher freight costs.

For the first nine months of the year, IPG gross profit as a percentage of net sales increased 2.9 percentage points compared to the same period last year. The increase in margin is primarily attributable to the favorable impact of an acquisition finalized in the third quarter of 2011 and volume increases partially offset by increased research and development costs.

For the first nine months of the year, gross profit in Europe as a percentage of net sales decreased 2.1 percentage points compared to the same period last year. The decline was primarily a result of unfavorable sales mix favoring lower margin product lines and lower margin customers, pricing pressures, primarily in lifestyle and power mobility products, and increased warranty costs.

For the first nine months of the year, gross profit in Asia/Pacific as a percentage of net sales decreased by 1.3 percentage points compared to the same period last year. The decline was primarily as a result of volume declines in the Australian distribution business.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales for the three and nine month period ended September 30, 2012 was 24.6% and 24.6%, respectively, compared to 22.8% and 23.9%, respectively, for each of the same periods a year ago. The increase was $7,184,000 or 6.9% for the quarter and an increase of $8,260,000 or 2.6% for the first nine months of the year, as compared to the same periods a year ago. Foreign currency translation decreased expenses by $4,495,000 in the quarter and $7,252,000 in the first nine months of the year while acquisitions increased expenses by $3,189,000 in the quarter and $10,263,000 in the first nine months of the year compared to the same periods a year ago. Excluding acquisitions and the impact of foreign currency translation, SG&A expenses increased 8.2% for the quarter and 1.6% for the first nine months of the year compared to the same periods a year ago. The dollar increase, excluding foreign currency translation and acquisitions, was $8,490,000 and $5,249,000 for the quarter and first nine months of the year, as compared to the same periods a year ago. The first nine months increase is primarily related to increased regulatory and compliance costs related to quality systems improvements in the North America/HME segment ($17,280,000 pre-tax expense) partially offset by reduced associate and bad debt expense.

SG&A expenses for North America/HME increased 5.5% or $2,759,000 for the quarter and increased 0.4% or $616,000 in the first nine months of 2012 as compared to the same periods a year ago. For the quarter, foreign currency translation decreased SG&A expenses by $50,000 or 0.1 of a percentage point. For the first nine months of 2012, foreign currency translation decreased SG&A expenses by $292,000 or 0.2 of a percentage point. Excluding the foreign currency translation, SG&A expenses increased $2,812,000 or 5.6 percentage points for the quarter and increased $908,000 or 0.6 of a percentage point for the first nine months of the year. The first nine months expense increase was due to increased regulatory and compliance costs related to quality systems improvements partially offset by reduced associated and bad debt expense.

SG&A expenses for ISG increased by 29.1% or $1,674,000 for the quarter and increased by 7.5% or $1,525,000 in the first nine months of 2012 as compared to the same periods a year ago. The increased SG&A expense for the quarter and first nine months is principally due to increased bad debt expense.

SG&A expenses for IPG increased by 75.6% or $5,519,000 for the quarter and increased by 56.5% or $12,778,000 in the first nine months of 2012 as compared to the same periods a year ago. An acquisition increased SG&A expenses by 43.7 percentage points or $3,189,000 for the quarter and 45.4 percentage points or $10,263,000 for the first nine months of the year, while foreign currency translation decreased expense by $12,000 or 0.2 of a percentage point for the quarter and decreased expense by $32,000 or 0.1 of a percentage point for the first nine months of the year. Excluding the impact of acquisitions and foreign currency translation, SG&A expenses increased by $2,342,000 or 32.1% for the quarter and increased by $2,547,000 or 11.3% for the first nine months of year was primarily attributable to increased associate costs, including commission expense, and unfavorable foreign currency transactions.

European SG&A expenses decreased by 7.9% or $2,607,000 for the quarter and decreased by 6.8% or $6,714,000 in the first nine months of 2012 as compared to the same periods a year ago. Foreign currency translation decreased SG&A expenses by approximately $4,297,000 or 13.0 percentage points for the quarter and decreased expenses by $6,917,000 or 7.0 percentage points for the first nine months of the year. Excluding the foreign currency translation impact, SG&A expenses increased by $1,690,000 or 5.1% for the quarter and increased by $203,000 or 0.2% for the first nine months of the year principally attributable to increased associate costs.

Asia/Pacific SG&A expenses decreased 2.0% or $161,000 for the quarter and increased 0.2% or $55,000 in the first nine months of 2012 as compared to the same periods a year ago. Foreign currency translation decreased expenses by $136,000 for the quarter and decreased expenses by $11,000 for the first nine months of the year. Excluding the foreign currency translation impact, SG&A expenses decreased $25,000 or 0.3% for the quarter and increased $66,000 or 0.3% for the first nine months of the year.

 Debt Finance Charges and Fees. During the three and nine months ended September 30, 2012, the company repurchased and retired $0 and $500,000 principal amount of its par value 4.125% Convertible Senior Subordinated Debentures due 2027 compared to the three and nine months ended September 30, 2011 in which the company repaid $17,445,000 and $63,259,000 principal amount, respectively.  The company retired the debt at a premium above par.  In accordance with Convertible Debt, ASC 470-20, the company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt.  For the three and nine months ended September 30, 2012, the company recorded expense of $0 and $312,000 related to the loss on the debt extinguishment, respectively, including the write-off of $0 and $11,000 of pre-tax deferred financing fees, respectively, which were previously capitalized. For the three and nine months ended September 30, 2011, the company recorded expense of $7,462,000 and $24,198,000, respectively, related to the loss on the debt extinguishment including the write-off of $424,000 and $1,552,000, respectively, of pre-tax deferred financing fees, which were previously capitalized. All of these charges are included in the All Other segment.

 Charge Related to Restructuring Activities. During the quarter ended September 30, 2012, the company incurred restructuring charges as part of the company's ongoing globalization initiative to reduce complexity within its global footprint. The restructuring was also undertaken in response to the continued decline in reimbursement by the U.S. government as well as similar reimbursement pressures abroad and continued pricing pressures faced by the company. As a result, the company recorded restructuring charges of $3,722,000 in the first nine months of 2012. There have been no material changes in accrued balances related to the charge, either as a result of revisions in the plan or changes in estimates. The majority of the outstanding charge accruals at September 30, 2012 are expected to be paid out within the next twelve months.

Interest. Interest expense decreased to $1,414,000 and $4,295,000 for the third quarter and first nine months of 2012 compared to $1,644,000 and $6,488,000, respectively, for the same periods a year ago, representing a 14.0% decrease and 33.8% decrease, respectively. This year-to-date decline is attributable to reduced debt levels and lower borrowing costs in 2012 as compared to 2011. Interest income for the third quarter and first nine months of 2012 was $193,000 and $698,000, respectively, compared to $625,000 and $1,171,000, respectively, in 2011.

Income Taxes. The company had an effective tax rate of 63.9% and 68.4%, respectively, on earnings before tax for the three and nine month period ended September 30, 2012 compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three and nine months ended September 30, 2012 was greater than the U.S. federal statutory rate, principally due to a foreign discrete tax adjustment in the second quarter aggregating to $9,173,000 ($0.29 per share) as of September 30, 2012, including $3,178,000 in interest, related to prior year periods under audit, which is being contested by the company, and a net loss in countries with a valuation allowance without a tax benefit. This adjustment is partially offset by current year foreign earnings taxed at an effective rate lower than the U.S. statutory rate principally due to foreign taxes recognized at rates below the U.S. statutory rate excluding the results of countries in a valuation allowance. The company had an effective tax rate of 25.4% and 12.7% on earnings before tax for the three and nine month period ended September 30, 2011, respectively, compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three and nine months ended September 30, 2011 was lower than the U.S. federal statutory rate, principally due to foreign taxes recognized at rates below the U.S. statutory rate and a second quarter $5,100,000 ($0.16 per share) tax benefit as a result of a tax settlement in Germany. The net impact of tax benefit from countries with valuation allowances on the company’s effective tax rate was minimal for the first nine months of 2012 and 2011. The company had a domestic profit in the nine months of 2012, but continued to be in a three-year cumulative loss position in the U.S. principally as a result of recording pre-tax expenses in prior periods related to the extinguishment of convertible debt at a premium and the write-off of goodwill. As a result of the loss position, the majority of the U.S. deferred tax assets continue to be subject to a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) and working capital management.

The company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, decreased by $14,860,000 to $254,677,000 at September 30, 2012 from $269,537,000 as of December 31, 2011. The company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $3,489,000 and $4,053,000 as of September 30, 2012 and December 31, 2011, respectively. The debt discount decline during the first nine months of the year was a result of the extinguishment of convertible debt and the amortization of the convertible debt discount. The company's cash and cash equivalents were $35,282,000 at September 30, 2012, up slightly from $34,924,000 at the end of 2011. At September 30, 2012, the company had outstanding $234,000,000 on its revolving line of credit versus $247,063,000 as of December 31, 2011.

The company's borrowing capacity and cash on hand were principally utilized for normal operations as there were no acquisitions or buybacks of shares and minimal repurchases of convertible debt during the first nine months of the year.  Debt repurchases, acquisitions, the timing of vendor payments and other activity can have a significant impact on the company's borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. During the first nine months of the year, the outstanding borrowings on the company's revolving credit facility varied from a low of $234,000,000 to a high of $282,400,000. While the company has cash balances in various jurisdictions around the world, there are no material restrictions under the credit facility regarding the use of such cash for dividends, loans or other purposes.

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

The Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that require the company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement) of no greater than 3.5 to 1, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement) of no less than 3.5 to 1. As of September 30, 2012, the company's leverage ratio was 2.19 and the company's interest coverage ratio was 22.64 compared to a leverage ratio of 1.81 and an interest coverage ratio of 23.80 as of December 31, 2011. As of September 30, 2012, the company was in compliance with all covenant requirements and under the most restrictive covenant of the company's borrowing arrangements, the company had the capacity to borrow up to an additional $157,762,000.

The company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. In the first nine months of 2012, the company repurchased and extinguished $500,000 par value of its Convertible Senior Subordinated Debentures. At September 30, 2012, the company had $13,350,000 aggregate principal amount outstanding of its Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the company believes that its exposure to interest rate fluctuations is manageable given that portions of the company's debt are at fixed rates into 2014, the company has the ability to utilize swaps to exchange variable rate debt for fixed rate debt, if needed, and the company expects that its free cash flow will allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. The company is a party to interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. As of September 30, 2012, interest associated with $135,000,000 of the outstanding revolver balance of $234,000,000 was fixed via interest rate swap agreements. Specifically, interest rate swap agreements for notional amounts of $15,000,000 through February 2013, $20,000,000 and $25,000,000 through May 2013, $18,000,000 through June 2013, $22,000,000 through September 2013 and $12,000,000 and $23,000,000 through April 2014 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 1.05%, 0.73%, 0.625%, 0.46%, 0.54% and 0.47%, respectively, for effective aggregate rates of 2.80%, 2.83%, 2.48%, 2.375%, 2.21%, 2.29% and 2.22%, respectively. As of September 30, 2012, the weighted average floating interest rate on borrowings was 1.98% compared to 2.28% as of December 31, 2011.

In the current economic environment, the company is exposed to a number of risks. These risks include the possibility, among other things, that: one or more of the lenders participating in the company's revolving credit facility may be unable or unwilling to extend credit to the company, including as the result of any of the FDA-related issues; the third party company that provides lease financing to the company's customers may refuse or be unable to fulfill its financing obligations or extend credit to the company's customers; interest rates on the company's variable rate debt could increase significantly; one or more customers of the company may be unable to pay for purchases of the company's products on a timely basis; one or more key suppliers may be unable or unwilling to provide critical goods or services to the company; and one or more of the counterparties to the company's hedging arrangements may be unable to fulfill its obligations to the company. Although the company has taken actions in an effort to mitigate these risks, during periods of economic downturn, the company's exposure to these risks increases. Events of this nature may adversely affect the company's liquidity or sales and revenues, and therefore have an adverse effect on the company's business and results of operations.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of September 30, 2012. The company estimates that capital investments for 2012 could approximate between $25,000,000 and $30,000,000, compared to actual capital expenditures of $22,160,000 in 2011. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $26,822,000 in for the first nine months of 2012, compared $66,588,000 in the first nine months of 2011. The decline in operating cash flows in 2012 was primarily attributable to reduced net earnings and an increase in net working capital, primarily inventory and accounts receivable.

Cash flows used for investing activities were $14,488,000 for the first nine months of 2012, compared to $58,030,000 in the first nine months of 2011. The decrease in cash used was primarily attributable to an acquisition occurring in 2011 versus no acquisitions in 2012.

Cash flows used by financing activities were $12,202,000 in the first nine months of 2012 compared to $16,724,000 in the first nine months of 2011. Cash flows used in the first nine months of 2012 reflect a net pay down in debt compared to a net borrowing in the first nine months of last year when borrowing were used to help finance the repurchase of outstanding common stock of $21,551,000 and make payments related to early retirement of debt of $24,116,000.

During the first nine months of 2012, the company generated free cash flow of $17,894,000 compared to $51,975,000 in the first nine months of 2011. The decrease is due primarily to reduced net earnings and an increase in net working capital assets. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash flow impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$26,822	$66,588
Plus: Net cash impact related to restructuring activities	5,750	934
Less: Purchases of property and equipment—net	(14,678)	(15,547)
Free Cash Flow	$17,894	$51,975

DIVIDEND POLICY

On August 14, 2012, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of October 4, 2012, which was paid on October 12, 2012.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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
A future potential impairment is possible, for each or any of the company's segments, should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2011 impairment analysis and determined that there still would not be any indicator of potential impairment for the Europe, ISG or IPG segments.
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

Accounting for Stock-Based Compensation

The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of September 30, 2012, there was $15,733,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Performance Plan, which is related to non-vested options and shares, and includes $4,980,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05 or the ASU). ASU 2011-05 requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income (OCI). The ASU does not change what is required to be reported in OCI or the requirement to disclose reclassifications of items from OCI to net income. The company adopted ASU 2011-05 in the first quarter 2012 Form 10-Q with no impact on the company's financial position, results of operations or cash flows other than the modification to the company's Consolidated Statement of Earnings.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on September 30, 2012 debt levels, a 1% change in interest rates would impact annual interest expense by approximately $990,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

The company is a party to interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $15 million through February 2013, $20 million and $25 million through May 2013, $18 million through June 2013, $22 million through September 2013 and $12 million and $23 million through April 2014 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 1.05%, 1.08%, 0.73%, 0.625%, 0.46%, 0.54% and 0.47%, respectively, for effective aggregate rates of 2.80%, 2.83%, 2.48%, 2.375%, 2.21%, 2.29% and 2.22%, respectively.

On October 28, 2010, the company entered into the Credit Agreement which provides for a $400,000,000 senior secured revolving credit facility maturing in October 2015 at variable rates. As of September 30, 2012, the company had outstanding $13,350,000 in principal amount of 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $3,489,000 is included in equity. Accordingly, while the company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the company does not currently need to re-finance any of its debt. However, the company’s Credit Agreement contains covenants with respect to, among other items, consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage, as defined in the agreement. As of September 30, 2012, the company was in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the company would have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, are forward-looking in nature that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties which include, but are not limited to, the following: compliance costs, limitations on the design, production and/or distribution of the Company's products, inability to bid on or win certain contracts, or other adverse effects of enforcement actions from the current, ongoing FDA investigations and the proposed consent decree of injunction, as well as the risk that the Company and the FDA may not reach agreement on the terms of a consent decree; unforeseen circumstances that might delay or adversely impact the results of the third party expert certification audits or FDA re-inspections of the Company's quality systems; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the Medicare national competitive bidding program covering nine metropolitan statistical areas that started in 2011 and an additional 91 metropolitan statistical areas beginning in July 2013), impacts of the U.S. Affordable Care Act that was enacted in 2010 (such as, for example, the excise tax beginning in 2013 on certain medical devices); legal actions, regulatory proceedings or the Company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the Company's products or operations in the United States or abroad; product liability claims; exchange rate or tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; potential product recalls; possible adverse effects of being leveraged, including interest rate or event of default risks (particularly as might result from the FDA-related issues); decreased availability or increased costs of materials which could increase the Company's costs of producing or acquiring the Company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt arising from depressed market prices for Company shares; provisions of Ohio law or in the Company's debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2012, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of September 30, 2012, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

In December 2011, the FDA requested that the company agree to a consent decree of injunction at the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio. The proposed terms of the consent decree would require the suspension of a portion, which could be substantial, of the company's operations at those facilities until they are certified by an independent, third party auditor and then determined by FDA to be in compliance with the FDA's Quality System Regulation. A suspension of operations likely would have adverse effects on the company's business, including loss of revenues, harm to the company's reputation and customer dissatisfaction. The company is in the process of negotiating with the FDA on the final terms of the consent decree. There can be no assurance that the company will be able to successfully conclude its negotiations with the FDA. In addition, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. At the time of this filing, these matters remain pending. See "Notes to Condensed Consolidated Financial Statements - Contingencies."

The company received a subpoena in 2006 from the U.S. Department of Justice seeking documents relating to three long-standing and well-known promotional and rebate programs maintained by the company. The company believes that the programs described in the subpoena are in compliance with all applicable laws and the company has cooperated fully with the government investigation.  As of November 2012, the subpoena remains pending.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended September 30, 2012.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
7/1/2012	-	7/31/2012	—	$—	—	2,453,978
8/1/2012	-	8/30/2012	—	—	—	2,453,978
9/1/2012	-	9/30/2012	—	—	—	2,453,978
Total			—	$—	—	2,453,978
________________________

(1)
No shares were repurchased during the quarter or surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees under the company’s 2003 Performance Plan.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended September 30, 2012.

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

INVACARE CORPORATION

Date:	November 6, 2012	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)