Form 10-K
period 2012-12-31
INVACARE CORP
filed 2013-03-15
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2012, the aggregate market value of the 28,219,628 Common Shares of the Registrant held by non-affiliates was $435,428,860 and the aggregate market value of the 4,573 Class B Common Shares of the Registrant held by non-affiliates was $70,561. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2012, which was $15.43. For purposes of this information, the 2,513,310 Common Shares and 1,080,174 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.
As of March 13, 2013, 30,808,348 Common Shares and 1,084,747 Class B Common Shares were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2012.

INVACARE CORPORATION
2012 ANNUAL REPORT ON FORM 10-K CONTENTS

PART I

Item 1.        Business.

GENERAL

Invacare Corporation is a leading manufacturer and distributor in the estimated $4.0 billion worldwide market for medical equipment used in the home and long-term care settings based upon its distribution channels, breadth of product line and net sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care and extended care markets. The company continuously revises and expands its product lines to meet changing market demands and currently offers numerous product lines. The company sells its products principally to home health care and medical equipment providers, distributors and government locations in the United States, Australia, Canada, Europe, New Zealand and Asia. Invacare’s products are sold through its worldwide distribution network by its sales force, telesales associates and various organizations of independent manufacturers’ representatives and distributors.

Invacare is committed to design and deliver the best value in medical products, which promote recovery and active lifestyles for people requiring home and other non-acute health care. Invacare pursues this vision by:

•	designing and developing innovative and technologically superior products;

•	ensuring continued focus on the company’s primary market—the non-acute health care market;

•	marketing the company’s broad range of products;

•	driving efficiency and innovation through the use of the company’s global resources;

•	providing a professional and cost-effective sales, customer service and distribution organization;

•	supplying innovative provider support and aggressive product line extensions;

•	building a strong referral base among health care professionals;

•	continuously advancing and recruiting top management candidates;

•	empowering all employees;

•	providing a performance-based reward environment;

•	pursuing excellence through ongoing improvements to its quality systems thereby ensuring sustainable regulatory compliance; and

•	continually striving for total quality throughout the organization.

The company is a corporation organized under the laws of the State of Ohio in 1971. When the company was acquired in December 1979 by a group of investors, including some of its current officers and directors, it had $19.5 million in net sales and a limited product line of lifestyle wheelchairs and patient aids. Including the revenues of Invacare Supply Group (ISG), which was sold in January 2013, Invacare reached approximately $1.8 billion in net sales in 2012 (approximately $1.4 billion in net sales in 2012 excluding ISG). This represents a 15% compound average sales growth rate since 1979, and, based upon the company’s distribution channels, breadth of product line and net sales, Invacare is a leading company in each of the following major, non-acute, medical equipment categories: power and manual wheelchairs, homecare bed systems and home respiratory therapy.

The company’s executive offices are located at One Invacare Way, Elyria, Ohio, 44036 and its telephone number is (440) 329-6000. In this report, “Invacare” and the “company” refer to Invacare Corporation and, unless the context otherwise indicates, its consolidated subsidiaries.

THE HOME MEDICAL EQUIPMENT INDUSTRY

North America Market

The home medical equipment (HME) market includes home health care products, physical rehabilitation products and other non-disposable products used for the recovery and long-term care of patients. As healthcare spending continues to escalate around the world, particularly in the United States, the company believes that homecare is a significant part of the solution for healthcare reform. A recent New England Journal of Medicine article suggested that by 2030, the number of people in the United States over 65 is expected to exceed 70 million. With the costs of healthcare continuing to increase in a currently unsustainable healthcare system, the company believes it will become essential that patients are given the right care, in the right place at the right cost. The company believes homecare will be a key part of the solution in healthcare reform.

The Right Care: The institutional care model will always be an essential part of the health care system, but it is simply not the best and most cost-effective environment of care for many patients, particularly those with chronic medical conditions. It appears that the steady growth in Medicare-aged patients with chronic illnesses is placing unprecedented pressure on the financial stability and sustainability of the Medicare program. The company believes that patients prefer care and treatment provided to them in their home. Initiatives such as patient-centered medical homes and Accountable Care Organizations can align incentives for providers to partner closely across all medical specialties and settings and have the potential to significantly alter the trajectory of rising health care costs.

The Right Place: The company believes that many medical professionals and patients prefer home health care over institutional care because home health care results in greater patient independence, increased patient responsibility and improved responsiveness to treatment. An article in the New England Journal of Medicine notes that several engineering and electronics companies have developed products for monitoring health at home and that Massachusetts General Hospital in Boston is experimenting with Internet video-conferencing to permit virtual visits from patients' homes. Furthermore, health care professionals, public payors and private payors appear to favor homecare as a cost-effective, clinically appropriate alternative to facility-based care.

Technological advances have made medical equipment increasingly adaptable for use in the home. It has been estimated that over 70 percent of non-surgical and non-emergent treatment and care could be effectively administered in the patient's home. Current hospital procedures often allow for earlier patient discharge, thereby lengthening recuperation periods outside of the traditional institutional setting. In addition, continuing medical advances prolong the lives of adults and children, thus increasing the demand for home medical care equipment. Undoubtedly, as health care consumers, the baby boomer population will have strong opinions and preferences about their treatment settings. Recent data from the AARP Public Policy Institute and a Harris Interactive poll suggest that 89 percent of people aged 50 and older want to receive medical services in their home as they age and 65 percent would prefer home care while recuperating from surgery.

The Right Cost: The company believes that home health care and home medical equipment will play a significant role in reducing health care costs. The Agency of Healthcare Research & Quality, along with Johns Hopkins, examined extensively the benefits of Hospital at Home and those studies indicate that the Hospital at Home program results in lower length of stay, costs, readmission rates and complications than traditional inpatient care. In addition, surveys indicate higher levels of patient and family member satisfaction with homecare than with traditional care. Costs of care were 32 percent lower for Hospital at Home patients than for hospital inpatients, and ever critical readmission rates were 42 percent for Hospital at Home patients, compared with 87 percent of hospital inpatients.

Invacare believes that homecare is the trifecta of healthcare: it is patient preferred, has better clinical outcomes and is more cost-effective than institutionalized care. Homecare is going to be an area of future growth for the medical care industry, as the unsustainable costs of institutional healthcare will force governments to move to cost-effective venues of healthcare.

Europe/Asia/Pacific Market

The company believes that, while many of the market factors influencing demand in North America are also present in Europe and Asia/Pacific—aging of the population, growing number of patients with chronic illnesses, as well as technological trends—each of the markets of Europe and in Asia/Pacific has distinctive characteristics. The health care industry tends to be more heavily socialized and, therefore, is more influenced by government regulation and fiscal policy. Variations in product specifications, regulatory approval processes, distribution requirements and reimbursement policies require the company to tailor its approach to the local market. Management believes that as the European markets develop more common product requirements and the company continues to refine its distribution channels, the company can more effectively penetrate these markets with global product platforms that are localized with region-specific adjustments as necessary. Likewise, the company expects to increase its sales in the highly fragmented Australian, New Zealand and Asian markets as these markets, and the company’s distribution within them, develop.

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

GEOGRAPHICAL SEGMENTS AND PRODUCT CATEGORIES

North America

North America includes the following segments in the United States and Canada: North America/Home Medical Equipment (NA/HME) and Institutional Products Group (IPG).

NA/HME

This segment primarily includes: Mobility and Seating, Lifestyle and Respiratory Therapy product lines as discussed below. This segment comprises 47.6%, 49.7% and 51.8% of the net sales from continuing operations in 2012, 2011 and 2010, respectively.

MOBILITY AND SEATING PRODUCTS

Power Wheelchairs. Invacare manufactures a complete line of power wheelchairs for individuals who require independent powered mobility. The range includes products that can be significantly customized to meet an individual’s specific needs, as well as products that are inherently versatile and meet a broad range of individual requirements. Center-wheel drive power wheelchair lines are marketed under the Invacare® TDX® brand name and include a full range of powered mobility products. The TDX line of power wheelchairs offers a combination of power, stability and maneuverability. Power tilt and recline systems are offered as well. The Pronto® series power wheelchairs with SureStep® stability feature center-wheel drive performance.

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

Personal Mobility. Invacare distributes personal mobility products, including compact scooters available in three-wheel and four-wheel versions.

Seating and Positioning Products. Invacare markets seat cushions, back supports and accessories under three series: the Invacare® Seating & Positioning series provides simple seating solutions; the Invacare® Matrx® Series includes versatile modular seating; and the Invacare® PinDot® series offers custom seating solutions. The company also markets specialty seating products, pediatric seating and wheelchairs, as well as various standers that allow people to stand who otherwise would be unable.

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

RESPIRATORY THERAPY PRODUCTS

Non-Delivery Oxygen. Trends in the industry continue to be towards a non-delivery oxygen therapy model. The Invacare® HomeFill® Oxygen System is ambulatory oxygen technology that forms the basis for a non-delivery model and allows patients to fill their own high-pressure cylinders from an oxygen concentrator within the home. Published industry data suggests a large portion of the costs associated with the provision of home oxygen therapy are directly associated with the delivery and delivery-related activities required to meet the ambulatory oxygen therapy needs of patients. Technology such as the Invacare HomeFill® Oxygen System allows providers to virtually eliminate time-consuming and costly service calls associated with cylinder and/or liquid oxygen deliveries.

Rounding out Invacare’s non-delivery respiratory offerings are the Invacare® SOLO2® portable oxygen Concentrator and the Invacare® XPO2™ portable oxygen concentrator, both of which have been approved by the U.S. Federal Aviation Administration for use on board commercial jets while in flight. The SOLO2® portable concentrator offers continuous flow oxygen up to three liters per minute or pulse dose oxygen delivery in settings 1-5 and is portable and easy to operate.

Stationary Oxygen Concentrators. Invacare oxygen concentrators are manufactured under the Perfecto2™ and Platinum™ names and are available in five and 10 liter models. All Invacare stationary concentrators are designed to provide patients with durable equipment and reliable oxygen either in the home or a healthcare setting.

Aerosol Products and Oxygen Accessories. Invacare offers a family of aerosol compressors under the Stratos™ and Select™ names. Invacare also offers an expanded line of conservers and regulators and other respiratory related products to maximize the efficiency of oxygen cylinders and other respiratory related products in the home or a healthcare setting.

OTHER PRODUCTS AND SERVICES

Invacare is the only company with a breadth of service offerings that includes the ability to assist providers in the collection of outstanding co-pays, rental capabilities, software and technology to streamline efficiencies, repair services and replacement parts.

Institutional Products Group (IPG)

Invacare, operating as Invacare Continuing Care, Invacare Continuing Care Canada, Champion, Invacare Rentals, Invacare Outcomes Management and Dynamic Medical Systems, is a manufacturer and distributor of healthcare furnishings including beds, case goods and safe patient handling equipment into the long-term care markets, specialty clinical recliners for dialysis and oncology clinics and certain other home medical equipment and accessory products. In addition, this segment includes rental of certain home medical equipment through providers and institutions for the North American market. This segment comprises 10.2%, 8.3% and 6.8% of the net sales from continuing operations in 2012, 2011 and 2010, respectively.

Asia/Pacific

The company’s Asia/Pacific operations consist of Invacare Australia and Invacare New Zealand, which distribute a range of home medical equipment including mobility and seating, lifestyle and respiratory therapy products to homecare and long-term care markets; and Dynamic Controls, a manufacturer of electronic operating components used in power wheelchairs, scooters, respiratory and other products. This segment comprises 4.6%, 5.7% and 5.9% of the net sales from continuing operations in 2012, 2011 and 2010, respectively.

Europe

The company's European operations operate as a “common market” company with sales throughout Europe. The European operations currently distribute a narrower range of products which the company intends to broaden over time as it executes its One Invacare strategy. This segment comprises 37.6%, 36.3% and 35.5% of the net sales from continuing operations in 2012, 2011 and 2010, respectively.

Most wheelchair products sold in Europe are designed locally to meet specific market requirements. The company manufactures and/or assembles both manual and power wheelchair products at the following European facilities: Invacare UK Ltd. in the United Kingdom, Invacare Poirier S.A.S. in France, Invacare (Deutschland) GmbH in Germany and Ulrich Alber Gmbh in Germany. Manual wheelchair products are also manufactured and/or assembled at Invacare Portugal, Kuschall AG in Switzerland (the Kuschall range) and Invacare Rea AB in Sweden. As part of the manufacturing footprint rationalization strategy begun in 2011, the assembly of beds is now done primarily in Invacare Rea AB in Sweden. The company's facility in Portugal continues to assemble beds, mainly for the Southern European markets, and patient lifts for the whole European market. Personal care products are manufactured at Aquatec GmbH in Germany, Dolomite products are assembled in REA Sweden, TSS (mattresses) are assembled in Invacare UK Operations Ltd., seating and positioning are assembled in Invacare UK Operations Ltd. or imported from Invacare's Motion Concepts in Canada. Oxygen products such as concentrators and homefill are imported from Invacare U.S. or China operations.

Discontinued Operation

Invacare distributed numerous lines of branded medical supplies including ostomy, incontinence, diabetic, enteral, wound care and urology products as well as home medical equipment, including lifestyle products through Invacare Supply Group (ISG), which was sold in January 2013. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations.

For financial information regarding reportable segments, including revenues from external customers, products, segment profitability, assets and other information by segments, see Business Segments in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

MARKETING AND DISTRIBUTION

North America

In the United States, Invacare products are marketed primarily to home medical equipment (HME) providers or long-term care providers who in turn sell, rent or use these products directly to consumers or residents within the non-acute care settings. The company also employs a “pull-through” marketing strategy to medical professionals, including physical and occupational therapists, who refer their patients to HME providers to obtain specific types of home medical equipment.

Invacare’s North America/HME sales and marketing organization consists primarily of a sales force which markets and sells Invacare® branded products to HME providers. Each member of Invacare’s HME sales force functions as a Territory Business Manager (TBM) and handles all product and service needs for an account, thus saving customers’ valuable time. The TBM also provides training and servicing information to providers, as well as product literature, point-of-sale materials and other advertising and merchandising aids. In Canada, products are sold by a sales force and distributed through regional distribution centers to health care providers throughout Canada.

TBMs are supported by the Inside Sales Department that provides increased sales coverage of smaller accounts. Inside sales offers cost-effective sales coverage through a targeted telesales effort. The company's Technical Education department offers educational programs that place emphasis on improving the productivity of HME repair technicians. The Service Referral Network includes numerous providers who honor the company's product warranties regardless of where the product was purchased. This network of servicing providers seeks to ensure that all consumers using Invacare products receive quality service and support that is consistent with the Invacare brand promise - Making Life's Experiences Possible™.
Invacare is the only manufacturer with a breadth of service offerings that includes the ability to assist providers in the collection of outstanding co-pays, rental capabilities, software and technology to streamline efficiencies, repair services and replacement parts. These tools and resources assist home and long-term care providers in optimizing resources and furthering their business success. With National Competitive Bidding (NCB) being a primary consideration for durable medical equipment providers in the United States, Invacare's one-stop shop approach to products and services for the HME industry is a significant value add for customers dealing with this declining reimbursement environment.

The company through Invacare Outcomes Management markets products and services to the continuing care market through a specialized sales force, a national rentals and services organization and a team of clinical professionals who call on clinical decision makers. Products from IPG include beds and resident room furnishings, safe patient handling equipment and programs, bathing, durable medical equipment and clinical therapies, such as therapeutic support surfaces and negative pressure wound therapy. IPG sales and marketing organizations consist of field sales representatives and independent representative agencies supported by a marketing group that generates awareness and demand at skilled nursing facilities for Invacare products and services. IPG also provides interior design services for nursing homes and assisted living facilities involved with renovation and new construction.

In 2012, the company sold distributed products, primarily soft goods and disposable medical supplies, through ISG. The division's products included ostomy, incontinence, wound care and diabetic supplies, as well as 40 other categories of other soft goods and disposables. The company divested ISG in January 2013. See Item 7. Management's Discussion and Analysis of Financial Condition - Discontinued Operations.
In 2012, the company continued its strategic advertising campaign in key business-to-business publications that reach Invacare's respective customers. The company contributed extensively to editorial coverage in trade publications concerning the products the company manufactures, and company representatives attended numerous trade shows and conferences on a national and regional basis in which Invacare products were displayed to providers, health care professionals, managed care professionals and consumers. “Yes, you can.®” continues to be Invacare's global tagline and is used in company ads and on the Invacare global website as it is indicative of the “can do” attitude of many of the people who use the company's products. In everything it does, the company strives to leave its stakeholders with its brand promise of Making Life's Experiences Possible™.
The company also continues to improve performance and usability of www.invacare.com and its related websites. Throughout 2012, the company increased participation in online forums and engaged customers by utilizing social media tools, including a Facebook® page and YouTube® channel. These moves toward a more customer-centric approach allow the company to provide a customer interface that better addresses customer needs.
In addition, the company uses the Internet to drive consumer awareness of its products. In 2012, Invacare launched a corporate blog dedicated to the Invacare brand promise of Making Life’s Experiences Possible™ with the hope of having a central location to house all of the company’s efforts towards helping people live life to the fullest. Located at www.invacareconnects.com, it features articles, videos and photos surrounding Invacare’s efforts in community events, sponsorships, work with paralyzed veterans, personal stories from Invacare associates on how they are Making Life’s Experiences Possible and other work done to further the brand promise. In addition, the company launched the Do More With Oxygen™ website (www.domorewithoxygen.com), which is Invacare's first step in creating an online community targeted towards those who are affected by respiratory ailments, specifically COPD. The audience includes people with respiratory ailments, caregivers and respiratory therapists. Visitors to the site can view videos, download guides for topics like "COPD 101" and read daily blog posts to learn more about traveling with COPD, how to live a healthy lifestyle or even how to care for a loved one dealing with COPD. Invacare is taking the lead by creating an environment for those dealing with similar ailments to come together and learn more. Ultimately, the website advocates an active lifestyle that can be achieved through portable oxygen devices such as the Invacare® XPO2® portable oxygen concentrator. The contents of Invacare's corporate blog website and Do More With Oxygen™ website are not part of this Annual Report on Form 10-K.
The company also drives consumer awareness of its products through its sponsorship of a variety of wheelchair sporting events and support of various philanthropic causes benefiting the consumers of the company's products. The company continued its sponsorships of individual wheelchair athletes and teams, including several of the top-ranked male and female racers, hand cyclists and wheelchair tennis players in the world. The company continued its support of disabled veterans through its sponsorship of the 32nd National Veterans Wheelchair Games, the largest annual wheelchair sports event in the world. The games bring a competitive and recreational sports experience to military service veterans who use wheelchairs for their mobility needs due to spinal cord injury, neurological conditions or amputation. The company also proudly sponsored athletes who competed in the 2012 Paralympic Games in London.

Europe

The company's European operations consist primarily of manufacturing, marketing and distribution operations in Western Europe and export sales activities through local distributors elsewhere in the world. The company has a sales force and where appropriate, distribution centers, in the United Kingdom, France, Germany, Belgium, Portugal, Spain, Italy, Denmark, Sweden, Switzerland, Austria, Norway and the Netherlands, and sells through distributors elsewhere in Europe, Middle East and Africa. In markets where the company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to government agencies.

Commercial efforts are focused primarily on the following product areas: power wheelchairs, manual wheelchairs and homecare beds in all markets. Portable oxygen concentrators or Invacare® HomeFill® oxygen systems, sold by dedicated sales specialists, continue to be an investment area for Invacare Europe in the United Kingdom, France, Spain and Germany. The company continues to drive operational efficiencies with particular focus on centralizing product distribution through its European Distribution Center.

In 2012, Invacare Europe continued its sponsorship of wheelchair tennis for an 18th successive year by becoming the title sponsor of the International Tennis Federation Doubles Masters event hosted in Amsterdam (Netherlands).

Asia/Pacific

The company's Asia/Pacific segment is comprised of revenues from Australia, New Zealand and China.

In the fourth quarter of 2012, Invacare Australia made a significant change to the way it markets Invacare product. Direct-to-consumer sites in Melbourne, Adelaide, Perth and Brisbane were closed and all warehousing and distribution were consolidated into the company's Australian headquarters in Sydney, Australia. The Invacare Australia business sells through three distribution channels:

•	Mobility and Seating products are sold via a dealer network. Almost all sales are directly government funded;

•	Homecare products are sold via a dealer network that sells products to the consumer market; and

•	Long-Term Care products are sold directly to aged care facilities.

Invacare New Zealand is a market leader for mobility and rehabilitation products in New Zealand. A significant portion of the direct sales are government funded and controlled by capped budgets. Invacare New Zealand sells through three distribution channels:

•	Mobility and Seating products are sold directly to end users via government-funded providers;

•	Homecare products are sold via a dealer network that sells products to the consumer market; and

•	Long-Term Care products are sold directly to aged care facilities.

Invacare Australia and New Zealand have invested heavily in marketing efforts to increase demand for Invacare product in 2013. Customer relationship management (CRM) and On Demand Marketing (ODM) tools have been introduced to improve the effectiveness and efficiency of the sales force and the marketing efforts within Australia and New Zealand. Invacare Australia and New Zealand focused their respective sponsorship efforts around a small number of key athletes who participated in the 2012 Paralympics. They have continued the athletic sponsorships in 2013. Invacare also is a sponsor of the "Oz Day 10K" classic where the streets of Sydney are closed for a wheelchair race on Australia Day.

Invacare China sells almost exclusively through the homecare channel via a distributor and dealer network focused in the major provinces and cities of Shanghai, Beijing and Guangzhou. The primary product sold is oxygen concentrators, with some minor sales in wheelchairs and bathing aids. Invacare China has established a government affairs team to capitalize on the increasing levels and localized funding of aids and equipment for the elderly and disabled. Marketing efforts are focused on supporting the dealer network to increase consumer sales.

PRODUCT LIABILITY COSTS

The company is self-insured through its captive insurance company, Invatection Insurance Company, currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $13,000,000 in the aggregate of the company’s North American product liability exposure. The company also has additional layers of external insurance coverage insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company’s per country foreign liability limits, as applicable. There can be no assurance that Invacare’s current insurance levels will continue to be adequate or available at affordable rates.

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

PRODUCT DEVELOPMENT AND ENGINEERING
In 2012, Invacare suspended most new product development, so that the majority of its design engineering team could focus on its quality systems remediation. However, the company was proud to introduce select products that improve upon and renew its current offerings. The following are some of Invacare's notable new products for 2012:

•
The Invacare® Myon™ Medium-Active wheelchair is a comfortable, foldable, lightweight wheelchair that is suited for everyday use. Key features of this wheelchair are increased center of gravity positioning, increased seat depth and seat width. It is a shared platform with other models in the Myon™ family which means that therapists and dealers can maximize opportunities for modularity and personalized adjustments for the consumer. The Myon™ wheelchair is based off of a successful Invacare platform in Europe. It was customized and launched in Canada in 2011 and in the United States in 2012.

•
The Invacare® Medley® Ergo bed represents a new generation of homecare beds in Europe and Asia/Pacific. The completely new bed deck has been designed to meet the physiognomic needs of 95% of the population making it a highly ergonomic solution for the majority of consumers. The bed fully complies with the new safety standards, especially focusing on reducing the risk of entrapment. A wide range of available accessories and the modern, wooden bed ends makes this bed the preferred solution for providers and patients.

•
The Invacare® Alegio™ NG bed shares the ergonomically designed bed deck with the Invacare Medley® Ergo bed but also features an auto-contour back-support for even higher usability for the caregiver. The scissor lifting bed is targeting the homecare and long-term care markets in Europe and Asia/Pacific and can be equipped with a wide range of side rails that are all fully compliant to the new IEC 60601-2-52 safety standard to lower the risk of entrapment.

•
The Küschall® Advance™ wheelchair is the first wheelchair developed by Küschall around the seat plate. The seat is at the heart of this wheelchair and everything else is designed around it. The rigid seat plate is made out of carbon and inspires the form and flow of the design. The "advances" super lightweight, super stiff seat plate results in outstanding driving performance and responsiveness. The design also follows the natural contour of the consumer's body helping pressure distribution and comfort level. The Küschall® Advance™ also is configured and adjustable for the consumer's needs with step less adjustability. This saves time and improves the accuracy of measurements. The quick release feature of the front frame allows consumers to change out color/size of frame without needing a new wheelchair and also lends itself to easy transport and transfer.

•
The Invacare® Top End® Force™ CC hand cycle is the first off road hand cycle to be designed by Top End. This lightweight, robust design includes mountain bike tires, extreme climbing gears and disc brakes for recreational hand cyclists.

The company is looking forward to completing the remediation of its quality systems, so it can resume design activities and refocus its engineering resources on new product development. Introducing new product solutions to the market will allow the company to resume its globalization program designed to harmonize core product offerings and reduce complexity within the business thereby increasing cost-effectiveness. In addition, by streamlining its engineering and product development capabilities on a global basis, the company expects to further increase its industry leadership with the broadest range of product offerings in both homecare and continuing care medical device equipment. This will uniquely position the company in a changing healthcare environment.

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

The company purchases raw materials, components, sub-assemblies and finished goods from a variety of suppliers around the world. The company’s Asian sourcing and purchasing office has proven to be an asset to the company’s supply chain through the identification, development and management of suppliers across Asia. Where appropriate, Invacare utilizes contracts with suppliers in all regions to increase the guarantees of delivery, cost, quality and responsiveness. In those situations where contracts are not advantageous, Invacare works to manage multiple sources of supply and relationships that provide increased flexibility to the supply chain.

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

Asia/Pacific

Invacare manufactures products that serve regional market opportunities through the company’s wholly-owned factories in Suzhou, Jiangsu Province, China. The Suzhou facilities supply products to the major geographic regions of the world served by Invacare: North America, Europe and Asia/Pacific.

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

The company continues its proactive efforts to try to influence public policy that impacts home and community-based, non-acute health care. The company is currently very active with federal legislation and regulatory policy makers. Invacare believes that these efforts give the company a competitive advantage in two ways. First, customers frequently express appreciation for the company’s efforts on behalf of the entire industry. Second, sometimes the company has the ability to anticipate and plan for changes in public policy, unlike most other HME manufacturers who must react to change after it occurs.

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

In December 2011, the FDA requested that the company negotiate and agree to a consent decree of injunction at the company's corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. The consent decree, which was filed as an exhibit to the company's Form 8-K filed on December 20, 2012, became effective December 21, 2012. The decree limits the company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limits design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary products, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree and is able to fulfill purchase orders and quotes that were in the company's order fulfillment system prior to the effective date of the decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete a third-party expert certification audit and receive written notification from the FDA. The expert certification audit will be followed by an FDA inspection of the company's compliance with the quality system regulations. The certification audit is comprised of three distinct reports, which the company expects will allow it to resume certain activities while it continues to bring the remaining aspects of its quality systems into compliance. The three audit reports include:

•
First, the third-party expert will inspect the qualification and validation procedures and documentation for equipment and processes at the Taylor Street manufacturing facility. Once the FDA has reviewed the report and notified the company that those procedures appear to be in compliance, which may or may not require an FDA inspection, the company will be permitted to resume the manufacturing of components and parts in its Taylor Street facility for the further manufacture of devices produced by other Invacare facilities.

•
Second, the third-party expert will review the company's design control systems at the corporate and Taylor Street facilities. Once the FDA has reviewed the report and notified the company that the design control systems appear to be in compliance, which may or may not require an FDA inspection, the company will be able to resume design activities of wheelchairs and power beds at the impacted Elyria facilities.

•
The final inspection by the third-party expert will be a comprehensive review of the company's compliance with the FDA's quality system regulations at the impacted Elyria facilities. This audit will be followed by an FDA inspection. After receipt of a written notification from the FDA that the company appears to be in compliance, the company may resume full operations at the corporate and Taylor Street manufacturing facilities.

The first two of the three expert certification audits started in December 2012 and were still in progress at the time of filing of this Annual Report on Form 10-K. See Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
In addition, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility.

Over the past two years, most significantly in 2012, the company made a concerted effort to update and implement a comprehensive portfolio of processes compliant with the FDA's Quality System Regulation. These processes will be standardized across all of the company's FDA registered facilities. Also, the company has reorganized its quality assurance and regulatory affairs functions, including the addition of a senior vice president of quality assurance and regulatory affairs with experience in the medical device industry who leads these functions. See Item 1A. Risk Factors.

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

The company occasionally sponsors scientific studies, usually involving its respiratory therapy products. These studies have historically been bench studies using situation models to validate and compare device performance against competitive products. Such studies have been published as abstracts and/or manuscripts in peer reviewed science journals.

The 2010 health care reform law in the U.S., the Patient Protection and Affordable Care Act (Affordable Care Act), included a number of provisions affecting the HME industry. In addition to expanding the Medicare National Competitive Bidding program from 70 to 91 geographic bid areas, Medicare now makes rental payments for 13 months before the beneficiary assumes ownership of the standard power wheelchair. The Affordable Care Act imposes a “productivity adjustment” to the annual fee schedules of all Medicare providers, including HME providers, that limits any annual cost of living increases applied to the fee schedules. The Affordable Care Act also includes a new tax on U.S. sales of medical device manufacturers or importers, such as Invacare. The yearly 2.3% sales-based excise tax on medical device manufacturers went into effect on January 1, 2013. The excise tax will not apply to medical devices that the Secretary of Treasury determines are generally purchased by the general public at retail for individual use. In December 2012, the Internal Revenue Service issued final regulations on the 2.3% excise tax on medical devices as part of the Affordable Care Act. The excise tax will be deductible by the manufacturer on its federal income tax return. The company has reviewed the final regulations and believes that most of its products will be exempt from the tax based on the retail exemption provided in the regulations. The company does believe that certain products that it sells for institutional use will be subject to the excise tax. Based on its interpretation of the regulations, the company expects the impact from the tax will be less than $1.5 million on an annual basis. The company intends to pass this tax on to the market.

With respect to reimbursement in the United States, the Centers for Medicare and Medicaid Services (CMS) began implementation January 1, 2011 in the first nine metropolitan areas of the Medicare National Competitive Bidding (NCB) program. In January 2013, CMS announced new, substantially lower Medicare prices which will become effective in July 2013 for the second round of the NCB program, which was expanded to include an additional 91 metropolitan areas. The company remains judicious in its extension of credit to customers and monitors whether other payors begin to model their payments on the NCB program. The company also closely watches state Medicaid budgets and how deficits may impact coverage and payments for home medical equipment and institutional care products.

Although reductions in Medicare payments are not beneficial to the homecare industry, the company believes that, over the long term, it can still grow and thrive in this environment. No significant cost-of-living adjustments have been made over the last few years to the reimbursement and payment amounts permitted under Medicare with respect to the company’s products, but the company will continue to try to respond with improved productivity. In addition, the company’s respiratory therapy products (for example, the low-cost HomeFill® oxygen delivery system) can help offset the Medicare reimbursement cuts to the homecare provider. The company will continue to focus on developing products that help the provider improve profitability. Additionally, the company continues to focus on low-cost country sourcing and/or manufacturing to help ensure that the company is one of the lowest cost manufacturers and distributors to the homecare provider.

BACKLOG

The company generally manufactures most of its products to meet near-term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the company does not have substantial backlog of orders of any particular product nor does it believe that backlog is a significant factor for its business.

EMPLOYEES

As of December 31, 2012, the company had approximately 6,200 employees, including approximately 200 employees related to discontinued operations.

FOREIGN OPERATIONS AND EXPORT SALES

The company also markets its products for export to other foreign countries. In 2012, the company had product sales in over 80 countries worldwide. For information relating to net sales, operating income and identifiable assets of the company’s foreign operations, see Business Segments in the Notes to the Consolidated Financial Statements.

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

Additionally, Invacare’s filings with the SEC are available on or through the company’s website, www.invacare.com, as soon as reasonably practicable after they are filed electronically with, or furnished to, the SEC. Copies of the company’s filings also can be requested, free of charge, by writing to: Shareholder Relations Department, Invacare Corporation, One Invacare Way, P.O. Box 4028, Elyria, OH 44036-2125. The contents of the company's website is not part of this Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, are forward-looking in nature that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: compliance costs, limitations on the design, production and/or distribution of Invacare's products, inability to bid on or win certain contracts, or other adverse effects of the FDA consent decree of injunction; unexpected circumstances or developments that might delay or adversely impact the results of the third-party expert certification audits or FDA inspections of Invacare's quality systems at the Elyria, Ohio, facilities impacted by the FDA consent decree, including any possible requirement to perform additional remediation activities; the failure or refusal of customers or healthcare professionals to sign necessary certification forms required by the exceptions to the consent decree; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the Medicare national competitive bidding program covering nine metropolitan statistical areas that started in 2011 and an additional 91 metropolitan statistical areas beginning in July 2013), impacts of the U.S. Affordable Care Act that was enacted in 2010 (such as, for example, the expected annual impact on Invacare of the excise tax beginning in 2013 on certain medical devices and Invacare's ability to successfully offset such impact); legal actions, regulatory proceedings or Invacare's failure to comply with regulatory requirements or receive regulatory clearance or approval for Invacare's products or operations in the United States or abroad; product liability claims; exchange rate or tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs or new product platforms that deliver the anticipated benefits of Invacare's globalization strategy; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; potential product recalls; possible adverse effects of being leveraged, including interest rate or event of default risks (particularly as might result from the impacts associated with the FDA consent decree); decreased availability or increased costs of materials which could increase Invacare's costs of producing or acquiring Invacare's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt arising from depressed market prices for Company shares; provisions of Ohio law or in Invacare's debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

The company has agreed to a consent decree of injunction ("consent decree") with the U.S. Food and Drug Administration (“FDA”), the effects of which are costly to the company and could result in adverse consequences to the company's business.
The consent decree, which was filed as an exhibit to the company's Form 8-K filed on December 20, 2012, became effective December 21, 2012. The injunction limits the company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limits design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. However, the company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary products, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree and is able to fulfill purchase orders and quotes that were in the company's order fulfillment system prior to the effective date of the decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete a third-party expert certification audit and receive written notification from the FDA. The certification audit is comprised of three distinct reports, which the company expects will allow it to serially resume certain activities while it continues to bring the remaining aspects of its quality systems into compliance. The expert certification audit will be followed by an FDA inspection of the company's compliance with the quality system regulations. The three audit reports include:

•
First, the third-party expert will inspect the qualification and validation procedures and documentation for equipment processes at the Taylor Street facility. The third-party expert will submit its report to the FDA, and when it is approved in writing by the FDA, the company will be permitted to resume the manufacturing of components and parts in its Taylor Street facility for devices produced by other Invacare facilities.

•
Second, the third-party expert will review the company's design control systems at the impacted facilities. When the FDA reviews and approves the third-party expert's report with respect to the company's design control systems, the company will be able to resume design activities for wheelchairs and powered beds at the impacted Elyria facilities.

•
The final inspection by the third-party expert will be a comprehensive review of the company's compliance with the FDA's quality system regulation at the two impacted facilities. This audit will be followed by an FDA inspection. After the company receives a written notification from FDA, the company may resume full operations at the two impacted facilities.

As noted above, each of the three audits will result in a third-party expert report that will then be reviewed by the FDA which will complete its own review procedures. Once satisfied with the company's compliance, the FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities. The company cannot currently estimate the timing of the FDA written notifications. At the time of filing this Annual Report on Form 10-K, the company had initiated the first two of its third-party expert certification audits. Barring any unexpected developments or the requirement to perform additional remediation activities as a result of the third-party expert audits, the company expects the first two certification audits to be completed in the first quarter of 2013. At the time of filing of this Annual Report on Form 10-K, the third expert certification audit has commenced and the company plans to complete the audit in the second quarter of 2013. Because the FDA has the authority to reinspect at any time, the company cannot determine whether the FDA will elect to inspect after either the first or second third-party expert audits. According to the consent decree, the FDA has thirty (30) days after receipt of the third expert certification audit results to commence its own inspection. It is not possible for the company to estimate the timing or potential response of the FDA's inspection and subsequent written notifications. A delay in the timing of the completion of the third-party expert certification audits, the FDA's inspection or clearance, or any need to complete significant additional remediation as a result of the third-party expert certification audits or the FDA inspection could have a material adverse effect on the company's business, financial condition, liquidity or results of operations.
During the pendency of the consent decree negotiations, and now during its effectiveness, the company has experienced pressures on its net sales and operating results from this segment. While, at the time of this filing, the consent decree had been effective for only approximately two months and thus, the effect on customer orders and net sales was not yet clear, the company expects to experience further declines in net sales as a result of the limitations imposed by the consent decree. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The company expects to continue to experience decreased net sales and challenged profitability in the North America/HME segment until it has successfully completed the previously described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the company may resume full operations. For example, the company expended an additional $22,757,000 in 2012 for regulatory and compliance costs to quality systems improvements compared to 2011. Even after the company receives the FDA notification, it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, the company expects that these challenges could negatively impact the company's operating results in 2013 to an even greater degree than was experienced in 2012.
The company’s failure to comply with medical device regulatory requirements or receive regulatory clearance or approval for the company’s products or operations in the United States or abroad could adversely affect the company’s business.
The company’s medical devices are subject to extensive regulation in the United States by the FDA, and by similar governmental authorities in the foreign countries where the company does business. The FDA regulates virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing. In addition, the company is required to file reports with the FDA if the company’s products cause, or contribute to, death or serious injury, or if they malfunction and would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. In general, unless an exemption applies, the company’s mobility and respiratory therapy medical devices must receive a pre-marketing clearance from the FDA before they can be marketed in the United States. The FDA also regulates the export of medical devices to foreign countries. The company cannot be assured that any of the company’s devices, to the extent required, will be cleared by the FDA through the pre-market clearance process or that the FDA will provide export certificates that are necessary to export certain of the company’s products. In connection with the FDA warning letter received by the company's Sanford, Florida facility in December 2010, as described below, the FDA has refused to provide new export certificates for company products until the matters covered in the warning letter are resolved. Currently, the company cannot obtain new certificates of export for Sanford, Florida facility products until the warning letter has been closed and for Taylor Street facility products until the company has exited the injunctive phase of the consent decree.

Additionally, the company is required to obtain pre-marketing clearances to market modifications to the company’s existing products or market its existing products for new indications. The FDA requires device manufacturers themselves to make and document a determination as to whether or not a modification requires a new clearance; however, the FDA can review and disagree with a manufacturer’s decision. The company has applied for, and received, a number of such clearances in the past. The company may not be successful in receiving clearances in the future or the FDA may not agree with the company’s decisions not to seek clearances for any particular device modification. The FDA may require a clearance for any past or future modification or a new indication for the company’s existing products. Such submissions may require the submission of additional data and may be time consuming and costly, and ultimately may not be cleared by the FDA.

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

As part of its regulatory function, the FDA routinely inspects the sites of medical device companies, and in 2010 and 2011, the FDA inspected certain of the company's facilities. In December 2012, the company and the FDA agreed to a consent decree of injunction affecting the company's corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. See the previous Risk Factor regarding the FDA consent decree. In addition, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. The company is taking the issues related to the warning letter very seriously and has added resources to ensure it is addressing all of the FDA's concerns in a timely manner. However, the results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter, or any other matter that may arise out of any routine FDA inspection of the company's sites, could materially and adversely affect the company's business, financial condition and results of operations.

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
The company sells its products principally to medical equipment and home health care providers who resell or rent those products to consumers. Many of those providers (the company’s customers) are reimbursed for the Invacare products sold to their customers and patients by third-party payors, including Medicare and Medicaid. The U.S. federal government and the governments in the states and other countries in which the company operates regulate many aspects of the company’s business. As a part of the health care industry, the company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Government agencies periodically open investigations and obtain information from health care suppliers and manufacturers pursuant to the legal process. Violations of law or regulations can result in severe administrative, civil and criminal penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on the company’s business. While the company has established numerous policies and procedures to address compliance with these laws and regulations, there can be no assurance that the company's efforts will be effective to prevent a material adverse effect on the company’s business from noncompliance issues. For example, as discussed in the preceding Risk Factors, the company is subject to a FDA consent decree affecting its corporate facility and Taylor Street manufacturing facility in Elyria, Ohio and received a FDA warning letter related to its Sandford, Florida facility.

The company received a subpoena in 2006 from the U.S. Department of Justice ("DOJ") seeking documents relating to three long-standing and well-known promotional and rebate programs maintained by the company. The company believes that the programs described in the subpoena are in compliance with all applicable laws and the company has cooperated fully with the government investigation. As of February 2013, the subpoena remains pending; although the last communication with the DOJ was in 2007.

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

Reduced government reimbursement levels and changes in reimbursement policies have in the past added, and could continue to add, significant pressure to the company’s revenues and profitability. For example, CMS introduced NCB for nine metropolitan areas in the U.S., which went into effect in January 2011. The reimbursement rates for nine product categories were reduced by an average of 32 percent in these nine metropolitan areas. In January 2013, CMS announced new, lower Medicare prices which will become effective in July 2013 for the second round of the NCB program, which was expanded to include an additional 91 metropolitan areas. The CMS Office of the Actuary estimates that this program will save Medicare $25.7 billion and beneficiaries $17.1 billion between 2013 and 2022 and that Medicare beneficiaries in the 91 metropolitan areas will save an average of 45 percent for certain DME products scheduled to begin on July 1, 2013.

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
The Affordable Care Act includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law imposes a 2.3% sales-based excise tax on U.S. sales by manufacturers of most medical devices that went into effect on January 1, 2013. The excise tax will not apply to medical devices that the Secretary of Treasury determines are generally purchased by the general public at retail for individual use. In January 2012, the Department of the Treasury issued guidance on the definition of a taxable medical device related to the excise tax. In December 2012, the Internal Revenue Service issued final regulations on the 2.3% excise tax on medical devices as part of the Affordable Care Act. The excise tax will be deductible by the manufacturer on its federal income tax return. The company has reviewed the final regulations and believes that most of its products will be exempt from the tax based on the retail exemption provided in the regulations, but that certain products that it sells for institutional use will be subject to the excise tax. Based on its interpretation of the regulations, the company expects the impact from the tax will be less than $1.5 million on an annual basis. While the company intends to pass this tax on to the market, the excise tax may increase the company’s cost of doing business, particularly if the exemptions do not ultimately apply as the company expects based on its interpretations of the regulations. Various healthcare reform proposals also have emerged at the state level. The new law and these proposals could impact the demand for the company’s products or the prices at which the company sells its products. The impact of this law and these proposals could have a material adverse effect on the company’s business, results of operations and/or financial condition.

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

In addition, there is recent U.S. legislation to improve transparency and accountability concerning the sourcing of “conflict minerals” from mines located in the conflict zones of the Democratic Republic of Congo (DRC) and its adjoining countries. The term “conflict minerals” currently encompasses tantalum, tin, tungsten (or their ores) and gold. Conflict minerals can be found in a vast array of products. This legislation requires manufacturers, such as the company, to investigate and disclose their use of any conflict minerals originating in the DRC or adjoining countries. It also implements guidelines to assist the manufacturer in preventing, by way of performing due diligence in its supply chain, any such sourcing from potentially financing or benefiting armed groups in this area. The company is currently evaluating the potential impact of, and developing an implementation strategy for, the above-referenced legislation. The company may be required to undertake a significant due diligence process requiring considerable investments of human resources and finances in order to comply with the conflict minerals due diligence and disclosure requirements. If the company's suppliers are unable or unwilling to provide it with requested information and to take other steps to ensure that no conflict minerals, financing or benefiting armed groups in the DRC, are included in minerals or components supplied to the company, it may be forced to disclose in its SEC filings about the use of conflict minerals in its supply chain, which may expose the company to reputational risks, which in turn could materially adversely affect its business, financial condition and results of operations

If the company’s cost reduction efforts are ineffective, the company’s profitability could be negatively impacted.
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
The company relies upon the capacity, reliability and security of its information technology, or IT, systems across all of its major business functions, including research and development, manufacturing, sales, financial and administrative functions. Since the company is geographically diverse, has various business segments and has grown over the years though various acquisitions, it also has many disparate versions of IT systems across its organization. As a result of these disparate IT systems, the company faces the challenge of supporting older systems and implementing upgrades when necessary. The failure of the company's information technology systems, whether resulting from the disparate versions of IT systems across its various segments, business functions or otherwise, its inability to successfully maintain, enhance and/or replace its information technology systems, or any compromise of the integrity or security of the data that is generated from information technology systems, or any shortcomings in the company's disaster recovery platforms, could adversely affect the company's results of operations, disrupt business and make the company unable, or severely limit the company's ability to respond to customer demands. In addition, the company's information technology systems are vulnerable to damage or interruption from: earthquake, fire, flood and other natural disasters; employee or other theft; attacks by computer viruses or hackers; power outages; and computer systems, internet, telecommunications or data network failure.
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

The company uses foreign exchange forward contracts primarily to help reduce its exposure to transactional exchange rate risk. Despite the company’s efforts to mitigate these risks, however, the company’s revenues and profitability may be materially adversely affected by exchange rate fluctuations. The company does not have a meaningful way to hedge translation.

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

The company maintains cash balances globally in various financial institutions.

While the company monitors its accounts with financial institutions both domestically and internationally, recovery of funds cannot be assured in the event the financial institution would fail. In addition, the company may be limited by foreign governments in the amount and timing of funds to be repatriated from foreign financial institutions. As a result, this could adversely impact the company's ability to fund normal operations, capital expenditures, or service debt, which could adversely affect our results.

The company is subject to certain risks inherent in managing and operating businesses in many different foreign jurisdictions.
The company has significant international operations, including operations in Australia, Canada, New Zealand, Mexico, Asia (primarily China) and Europe. There are risks inherent in operating and selling products internationally, including:

•	different regulatory environments and reimbursement systems;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers who may have longer payment cycles than customers in the United States;

•	fluctuations in foreign currency exchange rates;

•	tax rates in certain foreign countries that may exceed those in the United States and foreign earnings that may be subject to withholding requirements;

•
the imposition of tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

•	general economic and political conditions in countries where the company operates or where end users of the company’s products reside;

•	government control of capital transactions, including the borrowing of funds for operations or the expatriation of cash;

•	potential adverse tax consequences;

•	security concerns and potential business interruption risks associated with political and/or social unrest in foreign countries where the company’s facilities or assets are located;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights and weaker intellectual property rights protection in some countries;

•	required compliance with a variety of foreign laws and regulations; and

•	differing consumer product preferences.

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
In addition to the risks associated with the impact of the FDA consent decree, the company may be subject to claims, litigation or other liabilities as a result of injuries caused by allegedly defective products, acquisitions the company has completed or in the intellectual property area. Any such claims or litigation against the company, regardless of the merits, could result in substantial costs and could harm the company's business or its reputation. Intellectual property litigation or claims also could require the company to:

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
The company purchases raw materials, fabricated components, some finished goods and services from a variety of suppliers. Raw materials such as plastics, steel and aluminum are considered key raw materials. Where appropriate, the company employs contracts with its suppliers, both domestic and international. In those situations in which contracts are not advantageous, the company believes that its relationships with its suppliers are satisfactory and that alternative sources of supply are readily available. From time to time, however, the prices and availability of these raw materials fluctuate due to global market demands, which could impair the company’s ability to procure necessary materials, or increase the cost of these materials. Inflationary and other increases in costs of these raw materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas. A reduction in the supply or increase in the cost of those raw materials could impact the company’s ability to manufacture its products and could increase the cost of production. Additionally, the company may not be able to increase the prices of our products due to competitive pricing pressure or other factors. As an example, inflation in China has in the past and will probably in the future increase costs and an appreciation of the Yuan or an increase in labor rates could have an unfavorable impact on the cost of key components and some finished goods. Demand in China and other developing countries for raw materials may result in increases in the cost of key commodities and could have a negative impact on the profits of the company if these increases cannot be passed onto the company’s customers.

Lower cost imports could negatively impact the company’s profitability.
Competition from lower cost imports sourced from low cost countries, such as Asia, may negatively impact the company’s sales volumes. In the past, competition from certain of these products has caused the company to lower its prices, cutting into the company’s profit margins and reducing the company’s overall profitability.

The company’s success depends on the company’s ability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs.
The company sells products to customers primarily in markets that are characterized by technological change, product innovation and evolving industry standards, yet in which product price is increasingly a primary consideration in customers’ purchasing decisions. The company historically has been engaged in product development and improvement programs. However, during 2012 as a result of the FDA consent decree, which is described elsewhere in this Annual Report on Form 10-K, the company's engineering resources have been focused on quality remediation versus design of new product. Completing the remediation and receiving the FDA's approval on the second certification audit related to design controls will allow the company to resume design activities and start to refocus its engineering resources on new product development.

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
The company's $400 million senior secured credit facility has been a principal source of financing for much of its liquidity needs. The credit facility contains, among other things, certain financial covenants that require the company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, as defined under the credit facility) of no greater than 3.5 to 1, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, as defined under the credit facility) of no less than 3.5 to 1. In calculating the leverage ratio, the company can only exclude cash restructuring charges up to a maximum of $15,000,000 over the life of the agreement and the company reached the limitation in the fourth quarter of 2012. Accordingly, all additional cash restructuring charges will count to reduce EBITDA thereunder. If the company were unsuccessful in meeting these covenants or other, financial or operating covenants in its credit facility, it would result in a default which could trigger acceleration of, or the right to accelerate, the related debt. Because of cross-default provisions in the agreements and instruments governing certain of the company's indebtedness, a default under the credit facility could result in a default under, and the acceleration of, certain other company indebtedness. In addition, the company's lenders would be entitled to proceed against the collateral securing the indebtedness.

These covenants could materially and adversely affect the company’s ability to finance its future operations or capital needs. Furthermore, they may restrict the company’s ability to conduct and expand its business and pursue its business strategies. The company’s ability to meet these financial ratios and financial condition tests can be affected by events beyond its control, including changes in general economic and business conditions, or they can be affected by government enforcement actions, such as, for example, adverse impacts from the FDA consent decree of injunction. If the company were unsuccessful in meeting those, or other, financial or operating covenants in its credit facility, it would result in a default which could trigger acceleration of, or the right to accelerate, the related debt. The company's ability to meet its liquidity needs will depend on many factors, including the operating performance of the business, the company's ability to successfully complete in a timely manner the third-party expert certification audit and FDA inspection contemplated under the consent decree and receipt of the written notification from the FDA permitting the company to resume full operations, as well as the company's continued compliance with the covenants under its credit facility. Notwithstanding the company's expectations, if the company's operating results decline more than it currently anticipates, or if the company is unable to successfully complete the consent decree-related third-party expert certification audit and FDA inspection within the currently estimated time frame, the company may be unable to comply with the financial covenants, and its lenders could demand repayment of the amounts outstanding under the company's credit facility.

As a result, continued compliance with the leverage covenant under the company's credit facility is a high priority, which means the company remains focused on generating sufficient cash and managing its expenditures. The company also may examine alternatives such as raising additional capital through permitted asset sales. Such asset sales could be dilutive to the company's results. In addition, if necessary or advisable, the company may seek to renegotiate its credit facility in order to remain in compliance. The company can make no assurances that under such circumstances its financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to the company, if at all.

The company also has an agreement with DLL, a third party financing company, to provide the majority of future lease financing to Invacare's North America customers. Either party could terminate this agreement with 180 days notice or 90 days notice by DLL upon the occurrence of certain events. Should this agreement be terminated, the company's borrowing under the credit agreement could increase.

The company's capital expenditures could be higher than anticipated.

Unanticipated maintenance issues, changes in government regulations or significant investments in technology and new product development could result in higher than anticipated capital expenditures, which could impact our debt, interest expense and cash flows.

The company’s Chairman of the Board of Directors and certain members of management own shares representing a substantial percentage of the company’s voting power and their interests may differ from other shareholders.
The company has two classes of common stock. The Common Shares have one vote per share and the Class B Common Shares have 10 votes per share. As of January 1, 2013, the company’s chairman, Mr. A. Malachi Mixon, III, and certain members of management beneficially owned (including the right to acquire) approximately 32% of the combined voting power of the company’s Common Shares and Class B Common Shares and could influence the outcome of a corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the company’s assets. They also will have the power to influence or make more difficult a change in control. The interests of Mr. Mixon and his relatives may differ from the interests of the other shareholders and they may take actions with which some shareholders may disagree.

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
The company’s research and development and manufacturing processes are subject to federal, state, local and foreign environmental requirements, including requirements governing the discharge of pollutants into the air or water, the use, handling, storage and disposal of hazardous substances and the responsibility to investigate and clean up contaminated sites. Under some of these laws, the company also could be held responsible for costs relating to any contamination at the company’s past or present facilities and at third-party waste disposal sites. These could include costs relating to contamination that did not result from any violation of law and, in some circumstances, contamination that the company did not cause. The company may incur significant expenses relating to the failure to comply with environmental laws. The enactment of stricter laws or regulations, the stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at the company’s own or third-party sites may require the company to make additional expenditures, which could be material.

Since the company’s ability to obtain further financing may be limited, the company may be unable to make strategic acquisitions.
The company’s plans typically include identifying, analyzing, acquiring, and integrating other strategic businesses. There are various reasons for the company to acquire businesses or product lines, including providing new products or new manufacturing and service capabilities, to add new customers, to increase penetration with existing customers, and to expand into new geographic markets. The company’s ability to successfully grow through acquisitions depends upon its ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. The costs of acquiring other businesses could increase if competition for acquisition candidates increases. Further, the provisions of the company’s existing credit facility impose limitations regarding acquisitions, which could prevent significant acquisitions, without entering into amendments with regard to those provisions. If the company is unable to obtain the necessary financing, it may miss opportunities to grow its business through strategic acquisitions.

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
The company has a large balance of accounts receivable and has established a reserve for the portion of such accounts receivable that the company estimates will not be collected because of the company’s customers’ non-payment. The specific reserve is based on historical trends and current relationships with the company’s customers and providers. Changes in the company’s collection rates can result from a number of factors, including turnover in personnel, changes in the payment policies or practices of payors, changes in industry rates or pace of reimbursement or changes in the financial health of the company’s customers. As a result of past changes in Medicare reimbursement regulations, specifically changes to the qualification processes and reimbursement levels of consumer power wheelchairs and custom power wheelchairs, the business viability of several of the company’s customers had become questionable and several have failed. Further, as National Competitive Bidding is implemented in additional areas, the number of start-up or new providers who have three-year contracted pricing will increase. The company’s reserve for uncollectible receivables has fluctuated in the past and will continue to fluctuate in the future. Changes in rates of collection, even if they are small in absolute terms, could require the company to increase its reserve for uncollectible receivables beyond its current level. The company has reviewed the accounts receivables, including those receivables financed through DLL, associated with many of its customers that are most exposed to these issues. If the business viability of certain of the company’s customers deteriorates or the company’s credit policies are ineffective in reducing the company’s exposures to credit risk, additional increases in reserves for uncollectible accounts may be necessary, which could adversely affect the company’s financial results.

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

Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.        Properties.

The company owns or leases its warehouses, offices and manufacturing facilities and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the company as of December 31, 2012 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the company included in this report and in the table below:

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
North American/HME Operations
Akron, Ohio	17,477	April 2014	One (1 yr.)	Offices
Alexandria, Virginia	230	September 2014	None	Offices
Alpharetta, Georgia	11,665	March 2014	None	Warehouse and Offices
Arlington, Texas	63,626	May 2015	One (3 yr.)	Warehouse
Atlanta, Georgia	91,418	April 2016	None	Warehouse and Offices
Atlanta, Georgia	20,000	Month to Month	None	Warehouse and Offices
Beijing, China	1,399	January 2014	None	Offices
Cranbury, New Jersey	111,987	April 2018	Two (3 yr.)	Warehouse and Offices
Cranbury, New Jersey	127,963	April 2018	Two (3 yr.)	Warehouse and Offices
Elyria, Ohio
—1200 Taylor Street	251,656	Own	—	Manufacturing and Offices
—899 Cleveland Street	111,738	November 2013	None	Warehouse
—One Invacare Way	50,000	Own	—	Headquarters
—1320 Taylor Street	30,000	January 2015	One (5 yr.)	Offices
—1166 Taylor Street	4,800	Own	—	Warehouse and Offices
—56 Ternes Avenue	12,001	December 2013	One (1 yr.)	Warehouse
Grand Prairie, Texas	87,508	August 2015	One (5 yr.)	Warehouse and Offices
Kirkland, Quebec	26,196	November 2015	None	Manufacturing, Warehouse and Offices
Marlboro, New Jersey	2,800	June 2013	None	Offices
Milford, Massachusetts	29,582	December 2015	None	Offices
Mississauga, Ontario	61,375	February 2016	None	Warehouse and Offices
Morton, Minnesota	28,400	May 2015	Two (3 yr.)	Manufacturing, Warehouse and Offices
North Ridgeville, Ohio	152,861	Own	—	Manufacturing, Warehouse and Offices
Ontario, California	131,711	May 2018	Two (3 yr.)	Warehouse and Offices
Ontario, California	87,807	May 2018	Two (3 yr.)	Warehouse and Offices
Pharr, Texas	4,375	November 2014	None	Warehouse and Offices
Pinellas Park, Florida	11,400	July 2013	None	Manufacturing and Offices
Pinellas Park, Florida	3,200	June 2013	Two (1 yr.)	Manufacturing
Pinellas Park, Florida	3,200	Month to Month	None	Manufacturing
Reynosa, Mexico	152,256	Own	—	Manufacturing and Offices
Sanford, Florida	116,272	Own	—	Manufacturing and Offices
Scarborough, Ontario	5,428	February 2014	None	Manufacturing and Offices
Shenzhen, China	2,901	September 2014	None	Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
North American/HME Operations
Simi Valley, California	38,501	February 2014	One (5 yr.)	Manufacturing, Warehouse and Offices
Spicewood, Texas	6,500	Month to Month	None	Manufacturing and Offices
Suzhou, China	11,840	June 2013	None	Manufacturing and Offices
Suzhou, China	88,861	October 2013	None	Manufacturing and Offices
Tonawanda, New York	7,515	March 2018	None	Warehouse and Offices
Vaughan, Ontario	26,637	December 2015	None	Manufacturing and Offices

Institutional Products Group
Albuquerque, New Mexico	3,888	December 2014	One (2 yr.)	Warehouse and Offices
Boise, Idaho	1,670	Month to Month	None	Warehouse and Offices
Brookfield, Wisconsin	5,600	January 2014	Two (3 yr.)	Warehouse and Offices
Chicopee, Massachusetts	4,800	November 2015	Two (3 yr.)	Warehouse and Offices
Eden Prairie, Minnesota	3,764	September 2013	Two (3 yr.)	Warehouse and Offices
Elkhart, Indiana	44,718	March 2014	One (3 yr.)	Manufacturing, Warehouse and Offices
Eureka, California	1,302	January 2015	One (3 yr.)	Warehouse and Offices
Fresno, California	3,000	April 2014	None	Warehouse and Offices
Hampden, Maine	4,800	September 2013	One (1 yr.)	Warehouse and Offices
Hayward, California	4,800	July 2015	One (1 yr.)	Warehouse and Offices
Indianapolis, Indiana	2,400	December 2015	Two (3 yr.)	Warehouse and Offices
Kansas City, Missouri	3,840	February 2016	One (3 yr.)	Warehouse and Offices
Knoxville, Tennessee	2,400	May 2013	None	Warehouse and Offices
Lakewood, Washington	4,500	June 2015	One (3 yr.)	Warehouse and Offices
Las Vegas, Nevada	1,609	December 2013	None	Warehouse and Offices
Lithia Springs, Georgia	4,000	December 2015	None	Warehouse and Offices
London, Ontario	103,200	Own	—	Manufacturing and Offices
Memphis, Tennessee	3,450	June 2014	One (3 yr.)	Warehouse and Offices
Modesto, California	4,535	January 2016	One (3 yr.)	Warehouse and Offices
Nashville, Tennessee	1,946	November 2015	One (3 yr.)	Warehouse and Offices
Norristown, Pennsylvania	3,790	February 2014	None	Warehouse and Offices
North Highlands, California	3,923	February 2015	One (3 yr.)	Warehouse and Offices
Norwood, Massachusetts	15,000	February 2014	One (3 yr.)	Warehouse and Offices
Orlando, Florida	2,206	October 2015	None	Warehouse and Offices
Phoenix, Arizona	2,289	Month to Month	None	Warehouse and Offices
Pittsburgh, Pennsylvania	2,912	August 2014	None	Manufacturing and Offices
Portland, Oregon	2,500	November 2014	None	Warehouse and Offices
Rancho Dominguez, California	15,000	August 2014	None	Warehouse and Offices
Redlands, California	3,568	December 2015	One (3 yr.)	Warehouse and Offices
Salt Lake City, Utah	4,000	December 2015	One (3 yr.)	Manufacturing and Offices
San Diego, California	2,025	August 2013	None	Manufacturing, Warehouse and Offices
Springfield, Oregon	3,264	November 2015	None	Warehouse and Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Institutional Products Group
Spokane Valley, Washington	3,200	May 2015	None	Warehouse and Offices
St. Louis, Missouri
—1848 Craig Road	8,196	July 2013	Two (3 yr.)	Offices
—320 Fee Fee Road	1,500	January 2016	One (3 yr.)	Warehouse and Offices
Tampa, Florida	3,750	November 2014	One (3 yr.)	Warehouse and Offices
Tea, South Dakota	1,782	December 2015	One (3 yr.)	Warehouse and Offices
Wallingford, Connecticut	4,000	December 2013	One (3 yr.)	Warehouse and Offices
Warwick, Rhode Island	3,100	Month to Month	One (1 yr.)	Warehouse and Offices
Woburn, Massachusetts	5,200	February 2014	None	Warehouse and Offices

Asia/Pacific Operations
Auckland, New Zealand	30,518	September 2014	None	Manufacturing, Warehouse and Offices
Banyo, QLD, Australia	26,791	September 2013	One (5 yr.)	Warehouse and Offices
Christchurch, New Zealand	13,691	December 2014	Two (6 yr.)	Offices
Christchurch, New Zealand	22,027	December 2017	One (3 yr.)	Manufacturing, Warehouse and Offices
Kidderminster, United Kingdom	6,200	January 2018	None	Warehouse and Offices
Malaga, WA, Australia	8,396	June 2014	One (3 yr.)	Warehouse and Offices
Netley, SA, Australia	34,628	June 2016	One (5 yr.)	Warehouse and Offices
North Olmsted, Ohio	2,280	October 2013	One (3 yr.)	Warehouse and Offices
North Rocks, NSW, Australia	45,768	August 2017	Two (3 yr.)	Warehouse and Offices
Shanghai, China	802	December 2013	None	Offices
Suzhou, China	41,290	September 2013	One (3 yr.)	Manufacturing, Warehouse and Offices

European Operations
Albstadt, Germany	73,894	February 2018	Two (5 yr.)	Manufacturing, Warehouse and Offices
Albstadt, Germany	12,917	November 2013	One (1 yr.)	Warehouse
Anderstorp, Sweden	47,576	Own	—	Manufacturing, Warehouse and Offices
Backemarks, Sweden	65,660	December 2014	One (9 mos.)	Manufacturing, Warehouse and Offices
Bergen, Norway	1,076	November 2013	One (6 mos.)	Warehouse and Offices
Brondby, Denmark	17,922	Month to Month	One (1 yr.)	Warehouse and Offices
Dio, Sweden	110,524	Own	—	Manufacturing, Warehouse and Offices
Dublin, Ireland	5,000	May 2024	Three (5 yr.)	Warehouse and Offices
Ede, The Netherlands	12,917	November 2014	One (5 yr.)	Warehouse
Ede, The Netherlands	9,257	November 2016	One (5 yr.)	Offices
Erniss, Sweden	17,502	Month to Month	One (3 mos.)	Warehouse
Fondettes, France	191,856	Own	—	Manufacturing and Warehouse
Girona, Spain	14,639	November 2015	One (1 yr.)	Warehouse and Offices
Gland, Switzerland	5,586	September 2013	One (1 yr.)	Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
European Operations
Gland, Switzerland	1,184	September 2013	One (1 yr.)	Offices
Goteborg, Sweden	2,691	September 2015	One (3 yr.)	Warehouse
Hong, Denmark	155,541	Own	—	Warehouse and Offices
Isny, Germany	47,232	Own	—	Manufacturing, Warehouse and Offices
Isny, Germany	1,615	Own	—	Warehouse
Kinross, United Kingdom	4,800	Month to Month	One (6 mos.)	Warehouse and Offices
Kristiansand, Norway	646	January 2016	One (6 mos.)	Services and Offices
Landskrona, Sweden	5,382	January 2015	One (3 yr.)	Warehouse
Lillehammer, Norway	807	November 2013	One (6 mos.)	Services and Offices
Loppem, Belgium	4,036	March 2015	—	Warehouse and Offices
Mondsee, Austria	1,508	March 2014	One (3 yr.)	Warehouse and Offices
Mondsee, Austria	767	March 2013	One (3 yr.)	Offices
Oporto, Portugal	88,270	November 2015	One (1 yr.)	Manufacturing, Warehouse and Offices
Oskarshamn, Sweden	1,076	December 2013	One (1 yr.)	Warehouse
Oslo, Norway	24,262	April 2016	One (6 mos.)	Manufacturing, Warehouse and Offices
Pencoed, United Kingdom	150,000	December 2019	None	Manufacturing and Offices
Porta Westfalica, Germany	134,563	November 2021	Two (5yr.)	Manufacturing, Warehouse and Offices
Porta Westfalica, Germany	8,930	May 2013	One (3 mos.)	Warehouse
Spanga, Sweden	16,146	Own	—	Warehouse and Offices
Thiene, Italy	21,528	Own	—	Warehouse and Offices
Thiene, Italy	10,764	October 2018	None	Warehouse
Tromso, Norway	678	June 2016	One (6 mos.)	Services and Offices
Trondheim, Norway	5,027	December 2013	One (6 mos.)	Services and Offices
Witterswil, Switzerland	40,343	March 2015	One (5 yr.)	Manufacturing, Warehouse and Offices
Witterswil, Switzerland	2,241	Month to Month	None	Warehouse
Witterswil, Switzerland	2,241	Month to Month	None	Warehouse

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
As previously disclosed, in December 2011, the FDA requested that the company agree to a consent decree of injunction with respect to the company's corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. In December 2012, the company reached agreement with the FDA on the terms of the consent decree. On December 20, 2012, a complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limits design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. However, the company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary products, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree and is able to fulfill purchase orders and quotes that were in the company's order fulfillment system prior to the effective date of the decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete a third-party expert certification audit and receive written notification from the FDA. The certification audit is comprised of three distinct reports. The expert certification audit will be followed by an FDA inspection of the company's compliance with the quality system regulations. Each of the three audits will result in a third-party expert report that will then be reviewed by the FDA which will complete its own review procedures. Once satisfied with the company's compliance, the FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities. The company cannot currently estimate the timing of the FDA written notifications. At the time of filing this annual report on Form 10-K, the company has initiated the first two of its third-party expert certification audits. Barring any unexpected developments or the requirement to perform additional remediation activities as a result of the third-party expert audits, the company expects the first two certification audits to be completed in the first quarter of 2013. As of the time of this filing, the third expert certification audit has commenced and the company plans to complete the audit in the second quarter of 2013. Because the FDA has the authority to reinspect at any time, the company cannot determine whether the FDA will elect to inspect after either the first or second third-party expert audits. According to the consent decree, the FDA has thirty (30) days after receipt of the third expert certification audit results to commence its own inspection. It is not possible for the company to estimate the timing or potential response of the FDA's inspection and subsequent written notifications.
In a letter dated February 6, 2013, the FDA notified the company that, in the FDA's review of approved verification of medical necessity (VMN) forms submitted thus far, it found that the company failed to reject certain VMN forms which the FDA considered inadequately completed, and that similar failures in the future could result in the assessment of liquidated damages under the terms of the consent decree. The company has had discussions with and responded to the FDA and has taken actions to address FDA's concerns by enhancing the company's rigorous VMN review process. In addition, the company continues to provide training and feedback to providers and clinicians to educate them on the expectations for properly completing the VMN forms.
For additional information regarding the consent decree, please see the following sections of this Annual Report on Form 10-K: Item 1. Business - Government Regulation; Item 1A. Risk Factors; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.
As previously disclosed, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. At the time of this filing, this matter remains pending. See Item 1A. Risk Factors in this Annual Report on Form 10-K.
The company received a subpoena in 2006 from the U.S. Department of Justice (“DOJ”) seeking documents relating to three longstanding and well-known promotional and rebate programs maintained by the company. The company believes that the programs described in the subpoena are in compliance with all applicable laws and the company has cooperated fully with the government investigation. As of February 2013, the subpoena remains pending; although the last communication with the DOJ was in 2007.

Additional information regarding our commitments and contingencies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Contingencies in the Notes to the Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K.
Item 4.        Mine Safety Disclosures.
None.

Executive Officers of the Registrant.*

The following table sets forth the names of the executive officers of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name	Age	Position
A. Malachi Mixon, III	72	Chairman of the Board of Directors
Gerald B. Blouch	66	President and Chief Executive Officer and Director
Robert K. Gudbranson	49	Senior Vice President, Chief Financial Officer and Treasurer
Anthony C. LaPlaca	54	Senior Vice President—General Counsel and Secretary
Joseph B. Richey, II	76	President—Invacare Technologies Division, Senior Vice President—Electronics and Design Engineering and Director
Louis F.J. Slangen	65	Executive Vice President—Marketing and Chief Product Officer
Patricia A. Stumpp	51	Senior Vice President—Human Resources
 ________________________

*	The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

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

Joseph B. Richey, II has been a director since 1980 and in September 1992 was named President—Invacare Technologies Division and Senior Vice President—Electronics and Design Engineering. Previously, Mr. Richey was Senior Vice President of Product Development from July 1984 to September 1992 and Senior Vice President and General Manager of North American Operations from September 1989 to September 1992. Mr. Richey is also a member of the Board of Trustees for Case Western Reserve University and The Cleveland Clinic Foundation. Mr. Richey previously served on the Board of Directors of Steris Corporation from 1987 to July 2009.

Louis F. J. Slangen was named Executive Vice President—Marketing and Chief Product Officer in February 2012. Previously, Mr. Slangen served as Senior Vice President—Corporate Marketing and Chief Product Officer from September 2010 to February 2012; Senior Vice President—Global Market Development from June 2004 to September 2010; Senior Vice President—Sales & Marketing from December 1994 to June 2004 and from September 1989 to December 1994 was Vice President—Sales and Marketing. Mr. Slangen was also President—Rehab Division from March 1994 to December 1994 and Vice President and General Manager—Rehab Division from September 1992 to March 1994.

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

Invacare’s Common Shares, without par value, trade on the New York Stock Exchange (NYSE) under the symbol “IVC.” Ownership of the company’s Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members without first being converted into Common Shares. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The number of record holders of the company Common Shares and Class B Common Shares at March 13, 2013 was 2,743 and 25, respectively. The closing sale price for the Common Shares on March 13, 2013 as reported by NYSE was $14.72. The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares and dividends in each of the two most recent fiscal years were as follows:

	2012			2011
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
Quarter Ended:
December 31	$16.45	$12.98	$0.0125	$24.80	$14.70	$0.0125
September 30	17.15	13.37	0.0125	34.29	22.85	0.0125
June 30	16.54	14.21	0.0125	33.58	30.99	0.0125
March 31	17.94	15.49	0.0125	31.12	27.64	0.0125

During 2012 and 2011, the Board of Directors also declared annualized dividends of $0.045 per Class B Common Share. For information regarding limitations on the payment of dividends in the company loan and note agreements, see Long Term Debt in the Notes to the Consolidated Financial Statements included in this report. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, regarding covenants in the company's senior credit facility with respect to the payment of dividends.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly cumulative total return on Invacare’s common shares against the yearly cumulative total return of the companies listed on the Standard & Poor’s 500 Stock Index, the Russell 2000 Stock Index and the S&P Healthcare Equipment & Supplies Index*.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Invacare Corporation
S&P 500
Russell 2000
S&P Healthcare Equipment & Supplies

	12/07	12/08	12/09	12/10	12/11	12/12
Invacare Corporation	$100.00	$61.74	$99.47	$120.47	$61.23	$65.44
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
S&P Healthcare Equipment & Supplies	100.00	71.17	90.36	92.02	90.93	107.70

Copyright© 2013 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Copyright© 2013 Russell Investment Group. All rights reserved.
________________________

*	The S&P Healthcare Equipment & Supplies Index is a capitalization-weighted average index comprised of health care companies in the S&P 500 Index.

The graph assumes $100 invested on December 31, 2007 in the common shares of Invacare Corporation, S&P 500 Index, Russell 2000 Index and the S&P Healthcare Equipment & Supplies Index, including reinvestment of dividends, through December 31, 2012.

The following table presents information with respect to repurchases of common shares made by the company during the three months ended December 31, 2012.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
10/1/2012	-	10/31/12	—	$—	—	2,453,978
11/1/2012	-	11/30/12	26,776	13.02	—	2,453,978
12/1/2012	-	12/31/12	—	—	—	2,453,978
Total			26,776	$21.20	—	2,453,978
________________________

(1)
All 26,776 shares repurchased between November 1, 2012 and November 30, 2012 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees under the company’s 2003 Performance Plan.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company did not purchased any shares pursuant to this Board authorized program during 2012.

During 2012, the company purchased a total of $500,000 in principal amount of its outstanding 4.125% Convertible Senior Subordinated Debentures due 2027 in privately negotiated transactions for an aggregate of approximately $501,000, plus accrued and unpaid interest. The company may continue from time to time seek to retire or purchase the company’s outstanding 4.125% Convertible Senior Subordinated Debentures due 2027, in privately negotiated transactions or otherwise.

The equity compensation plan information required under Item 201(d) of Regulation S-K is incorporated by reference to the information under the caption "Equity Compensation Plan Information" in the company's definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders.

Item 6.        Selected Financial Data.

The selected consolidated financial data set forth below with respect to the company’s consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity for the fiscal years ended December 31, 2012, 2011 and 2010, and the consolidated balance sheets as of December 31, 2012 and 2011 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity data for the fiscal years ended December 31, 2009 and 2008 and consolidated balance sheet data for the fiscal years ended December 31, 2010, 2009 and 2008 are derived from the company’s previously filed Consolidated Financial Statements. The data set forth below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. On December 21, 2012, the company entered into an agreement to dispose of its Invacare Supply Group (ISG) business. As such, the results of operations for this business have been classified as discontinued operations for all periods presented. The Balance Sheet, Other Data and Key Ratios reflect the impact of the discontinued operation to the extent that ISG is included in the Consolidated Balance Sheets and Consolidated Statement of Cash Flows.

	2012 *	2011 **	2010 ***	2009 ****	2008 *****
	(In thousands, except per share and ratio data)
Earnings
Net Sales	$1,455,461	$1,501,639	$1,424,564	$1,412,841	$1,489,876

Net Earnings (loss) from continuing operations	(8,269)	(18,518)	11,604	29,494	25,947
Net Earnings from discontinued operations	10,096	14,405	13,737	11,685	8,910
Net Earnings (loss)	1,827	(4,113)	25,341	41,179	34,857

Net Earnings (loss) per Share—Basic:
Net Earnings (loss) from Continuing Operations	(0.26)	(0.58)	0.36	0.92	0.81
Net Earnings from Discontinued Operations	0.32	0.45	0.42	0.37	0.28
Net Earnings (loss) per Share—Basic	0.06	(0.13)	0.78	1.29	1.09

Net Earnings (loss) per Share—Assuming Dilution:
Net Earnings (loss) from Continuing Operations	(0.26)	(0.58)	0.35	0.92	0.81
Net Earnings from Discontinued Operations	0.32	0.45	0.42	0.37	0.28
Net Earnings (loss) per Share—Assuming Dilution	0.06	(0.13)	0.78	1.29	1.09

Dividends per Common Share	0.05	0.05	0.05	0.05	0.05
Dividends per Class B Common Share	0.04545	0.04545	0.04545	0.04545	0.04545

Balance Sheet
Current Assets	$567,949	$528,770	$526,159	$528,464	$551,058
Total Assets	1,262,294	1,281,054	1,280,400	1,359,501	1,314,473
Current Liabilities	299,735	287,939	290,308	290,327	284,998
Working Capital	268,214	240,831	235,851	238,137	266,060
Long-Term Debt	229,375	260,440	238,090	272,234	407,707
Other Long-Term Obligations	112,195	106,150	99,591	95,703	88,826
Shareholders’ Equity	620,989	626,525	652,411	701,237	532,942

Other Data
Research and Development Expenditures	$31,663	$27,556	$25,954	$25,725	$24,764
Capital Expenditures	20,091	22,160	17,353	17,999	19,957
Depreciation and Amortization	38,593	38,883	36,804	40,562	43,744

Key Ratios
Return on Sales % from continuing operations	(0.6)	(1.2)	0.8	2.1	1.7
Return on Average Assets %	0.1	(0.3)	1.9	3.1	2.5
Return on Beginning Shareholders’ Equity %	0.3	(0.6)	3.6	7.7	5.7
Current Ratio	1.9:1	1.8:1	1.8:1	1.8:1	1.9:1
Debt-to-Equity Ratio	0.4:1	0.4:1	0.4:1	0.4:1	0.8:1
  ________________________

*
Reflects incremental regulatory and compliance costs related to quality system improvements of $22,757,000 ($22,757,000 after-tax expense) or $0.72 per share assuming dilution, a discrete 2012 tax expense related to prior years of $9,336,000 or $0.30 per share assuming dilution which is a non-cash charge in 2012 for a matter that is under audit and being contested by the company, charges related to restructuring from continuing operations of $11,394,000 ($11,255,000 after-tax expense) or $0.36 per share assuming dilution, early debt extinguishment charges of $312,000 ($312,000 after-tax expense) or $0.01 per share assuming dilution and the positive impact of an intraperiod tax allocation associated with discontinued operations of $5,758,000 or $0.18 per share assuming dilution.

**
Reflects loss on debt extinguishment including debt finance charges and associated fees of $24,200,000 ($24,200,000 after tax or $0.76 per share assuming dilution) as a result of the company’s decision to extinguish higher interest rate debt; asset write-downs for goodwill and intangibles of $49,480,000 ($48,719,000 after tax or $1.52 per share assuming dilution); restructuring charge of $10,870,000 ($10,599,000 after tax or $0.33 per share assuming dilution); and a tax benefit in Germany of $4,947,000 ($4,947,000 after tax or $0.15 per share assuming dilution).

***
Reflects loss on debt extinguishment including debt finance charges and associated fees of $40,164,000 ($40,164,000 after tax or $1.23 per share assuming dilution) as a result of the company’s decision to extinguish higher interest rate debt.

****
Reflects restructuring charge of $4,804,000 ($4,124,000 after tax or $.13 per share assuming dilution); loss on debt extinguishment including debt fees $2,878,000 ($2,878,000 after tax or $.09 per share assuming dilution); asset write-downs for intangibles and investments of $8,409,000 ($7,909,000 after tax or $.25 per share assuming dilution).

*****	Reflects restructuring charge of $4,766,000 ($4,516,000 after tax or $.14 per share assuming dilution).

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK

The company's fiscal year 2012 was dominated by its consent decree negotiations with the FDA which concluded when the consent decree became effective on December 21, 2012. The consent decree of injunction limits the company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair subassemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limits design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities.

In order to resume full operations at the impacted Elyria, Ohio facilities, the company must successfully complete a three-step third-party expert certification audit that will be followed by an FDA inspection. The company has initiated the first two of its third-party expert certification audits. The first addresses the equipment and process validation procedures in the Taylor Street manufacturing facility and the second addresses the company's design control procedures at the corporate facility. Barring any unexpected developments or the requirement to perform additional remediation activities as a result of the third-party expert audits, the company expects the first two certification audits to be completed in the first quarter of 2013. At the time of filing this Annual Report on Form 10-K, the third expert certification audit has commenced and the company plans to complete the audit in the second quarter of 2013. Because the FDA has the authority to reinspect at any time, the company cannot determine whether the FDA will elect to inspect after either the first or second third-party expert audits. According to the consent decree, the FDA has thirty (30) days after receipt of the third expert certification audit results to commence its own inspection. It is not possible for the company to estimate the timing or potential response of the FDA's inspection and subsequent written notification and thus, it is uncertain whether normal operations will resume before the end of 2013. Completing the remediation and receiving the FDA's approval on the second certification audit related to design controls will allow the company to resume design activities and refocus its engineering resources on new product development. Introducing new product solutions to the market will get the company back on track to regaining market share and resuming its globalization program designed to harmonize core product offerings and deliver on its long-term goal of $100 million in cost improvements and re-establish high single-digit operating margins.

Since the consent decree became effective, new orders for power wheelchairs, one of the company's most profitable product lines, have declined substantially compared to the same period last year, primarily due to the consent decree's limitations on the company's ability to manufacture, assemble and distribute wheelchairs at or from its Taylor Street manufacturing facility. As the company has previously disclosed, the consent decree contains several important exceptions, as follows:

a.
The company may continue to fulfill orders and written quotes that were already in the company's order fulfillment system as of the December 21, 2012 effective date of the consent decree, as long as the provider completes a form certifying that he or she is aware of the decree and would still like for the company to fulfill the order.

b.
The company may manufacture and distribute a user's replacement chair and/or seating system when a user requests the same or newer version of his/her existing product, and the clinician submits a verification of medical necessity form that acknowledges the existence of the consent decree.

c.
The company may manufacture and distribute wheelchairs or seating systems from the Taylor Street facility, if a clinical evaluation determines that the product is medically necessary to meet a particular user's needs which cannot be appropriately addressed by another manufacturer's product, and the clinician and the user's physician complete and submit a verification of medical necessity form.

d.
Other exemptions exist to allow for ongoing service, repair and warranty replacement of products already in use as long as the provider completes a form certifying that he or she is aware of the consent decree and that the parts and components they receive will be used solely for the service or repair of the company's wheelchairs already in use.

Providers and medical professionals, who are already over-burdened with substantial documentation obligations to satisfy reimbursement requirements, have struggled to complete the additional documentation needed to obtain an Invacare wheelchair or seating system for their users. In addition, the company reviews each signed verification of medical necessity (VMN) form for new and replacement wheelchairs and/or seating systems to ensure that it is appropriately completed. In instances where the VMN form has been found by the company to be improperly completed, or where the explanation of medical necessity is not deemed sufficient to justify the product order, the company rejects the VMN and returns it to the clinician; and the order remains on hold until the company receives the appropriately completed VMN. The company is required to submit to the FDA copies of each approved VMN the company receives during the first 90 days after the effective date of the consent decree. In a letter dated February 6, 2013, the FDA notified the company that, in the FDA's review of approved VMN forms submitted thus far, it found that the company failed to reject certain VMN forms which the FDA considered inadequately completed and that similar failures in the future could result in the assessment of liquidated damages under the terms of the consent decree. The company has had discussions with the FDA and has taken actions to address FDA's concerns by enhancing the company's rigorous VMN review process. In addition, the company continues to provide training and feedback to providers and clinicians to educate them on the expectations for properly completing the VMN forms. At the time of filing this Annual Report on Form 10-K, the number of orders which the company has fulfilled with the appropriate VMN documentation requirements is substantially lower than comparable order volume during the same period last year.

In 2013, the company expects continued pressure on its organic net sales, cash flow and operating profitability. The key drivers of these pressures include the ongoing quality systems remediation costs, the related diversion of resources, and the limited production at its Taylor Street wheelchair manufacturing facility in Elyria, Ohio, due to the consent decree. In addition, the company has been unable to invest in the development or introduction of new products while it focuses its engineering resources on its quality systems remediation. Further, the consent decree enjoins the company from design activities related to wheelchairs and power beds at its corporate facility until it receives approval from the FDA on the second expert certification audit. As described above, the company educates customers on the new documentation requirements, particularly the more detailed verification of medical necessity forms for new wheelchairs and/or seating systems, the company is experiencing slowness in incoming orders of new wheelchairs from the Taylor Street facility. The company is focused on completing its expert certification audits as quickly and efficiently as possible.

The company also is facing external challenges within its North America/HME segment. In addition to customers coping with prepayment reviews and post-payment audits of power mobility devices from Medicare and Medicaid, the Centers for Medicare and Medicaid Services (CMS) recently announced the bid rates for the second round of National Competitive Bidding (NCB), which are substantially lower than current average prices. The company continues to expect pressure on net sales as providers that were successful bidders in the 91 metropolitan statistical areas finalize the contracting process with CMS. Looking forward, the company is positioned to assist HME providers in managing the price reductions associated with NCB, and it will remain judicious in its extension of credit to customers in these areas. The company has worked closely with providers over the last two years in preparation for NCB, offering programs to assist them in improving their operational efficiency, as well as products that serve to expand market opportunities.

As described elsewhere in this Annual Report on Form 10-K, for the fiscal quarter and the fiscal year ended December 31, 2012, the company had a net loss from continuing operations of $0.34 per share and $0.26 per share, respectively. These results are indicative of the pressures on the company's net sales that were present throughout 2012, even before the FDA consent decree became effective. While, at the time of this filing, the consent decree had been effective for only approximately two months and thus, the effect on customer orders and net sales was not yet clear, the company expects to experience further declines in net sales as a result of the limitations imposed by the consent decree. The company expects to continue to experience decreased net sales in the North America/HME segment until it has successfully completed the previously described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the company may resume full operations. For the North America/HME segment, total Mobility and Seating sales were $278,113,000 for the year ended December 31, 2011 and $244,417,000 for the year ended December 31, 2012. However, not all the product lines included in these amounts were manufactured at the Taylor Street facility. The company does not track net sales by production facility. Therefore, the company has estimated net sales attributable to the Taylor Street facility by segregating the net sales for the North America/HME segment by business unit and product line and then estimating whether the product lines were sourced from the Taylor Street facility. Based on this methodology, the company estimates that total net sales related to products produced at the Taylor Street facility were approximately $172,000,000 for the year ended December 31, 2011 and $147,000,000 for the year ended December 31, 2012. Even after the company receives the FDA notification that it may resume full operations at its Taylor Street facility, it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, the company expects that these challenges could negatively impact the company's operating results in 2013 to an even greater degree than was experienced in 2012.

DISCONTINUED OPERATIONS

As part of the company's globalization strategy, and to allow the company to focus on its core equipment product lines, the company completed the sale of its medical supplies business, Invacare Supply Group (ISG), on January 18, 2013. The transaction was completed pursuant to a share purchase agreement that was entered into on December 21, 2012. Under the terms of the sale, the company received approximately $150,800,000 in cash, which is subject to final post-closing adjustments, with net proceeds from the sale of approximately $146,600,000, net of expenses.

The company will recognize, in its financial statements for the first quarter ended March 31, 2013, a net after-tax gain of approximately $40,600,000 ($60,400,000 pre-tax) from the sale transaction, which represents the excess of the net sales price over the book value of the assets and liabilities of ISG as of the date of completion of the disposition. The company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the first quarter of 2013. Going forward, the sale of this business is expected to be dilutive to the company's results.

As a result of the company's decision to sell the business in December 2012, the assets and liabilities of ISG were reflected as assets and liabilities held for sale at the end of 2012 and 2011. Assets and liabilities held for sale were comprised of the following:

(In thousands)	December 31, 2012	December 31, 2011
Trade receivables, net	$44,196	$37,583
Inventories, net	25,165	24,042
Other current assets	9,355	5,988
Goodwill	23,073	—
Property, plant and equipment, net	1,368	—
Assets held for sale - current	$103,157	$67,613
Assets held for sale - non-current	$—	$24,445

Accounts payable	$17,692	$12,354
Accrued expenses	4,602	3,902
Accrued income taxes	1,064	680
Liabilities held for sale - current	$23,358	$16,936

Unless otherwise noted, the following discussions of the net results of the company and its segments exclude the discontinued operation of ISG.

RESULTS OF CONTINUING OPERATIONS

2012 Versus 2011

Net Sales. Consolidated net sales for 2012 declined 3.1% for the year, to $1,455,461,000 from $1,501,639,000 in 2011. Foreign currency translation decreased net sales 2.5 percentage points while an acquisition increased net sales by 1.1 percentage points. Organic net sales declined 1.7% which was driven by decreases in the North America/HME and Asia Pacific segments partially offset by increases in the Europe and IPG segments.

North America/Home Medical Equipment (North America/HME)

NA/HME net sales decreased 7.2% in 2012 versus the prior year to $693,285,000 from $746,782,000 with foreign currency translation decreasing net sales by 0.1 of a percentage point. The organic net sales decrease of 7.1% was driven by reductions in all three sales categories: mobility and seating, respiratory therapy and lifestyle products. The net sales in this segment were impacted by uncertainty related to the FDA consent decree and the lack of new products as a result of refocusing engineering resources on remediation related to the consent decree. In addition, in the second half of the year there were also external pressures on the company's customers relating to the second round of National Competitive Bidding, as well as prepayment reviews and post-payment audits from Medicare and Medicaid.

Institutional Products Group (IPG)

IPG net sales increased 19.8% in 2012 over the prior year to $148,648,000 from $124,121,000. Foreign currency translation had no material impact on net sales while an acquisition increased net sales by 13.1 percentage points. The organic net sales increase of 6.7% was largely driven by net sales increases in interior design projects for long-term care facilities and dialysis chairs, which were partially offset by declines in institutional beds.

Europe

European net sales increased 0.4% in 2012 compared to the prior year to $546,543,000 from $544,537,000 with foreign currency translation decreasing net sales by 6.6 percentage points. Organic net sales increased 7.0 percentage points, which was primarily attributable to increases in respiratory therapy products partially offset by declines in lifestyle and mobility and seating products.

 Asia/Pacific

Asia/Pacific net sales decreased 22.3% in 2012 from the prior year to $66,985,000 from $86,199,000. Foreign currency translation increased net sales by 0.7 of a percentage point. The organic net sales decline of 23.0 percentage points was driven primarily by volume declines in the company's Australian and New Zealand distribution businesses as well as in the company's subsidiary, which produces microprocessor controllers. Changes in exchange rates, particularly with the Euro and U.S. Dollar, have had, and may continue to have, a significant impact on sales in this segment.

Gross Profit. Consolidated gross profit as a percentage of net sales was 30.6% in 2012 as compared to 32.0% in 2011. The margin decline was principally related to sales mix favoring lower margin product lines and lower margin customers, reduced volumes and increased research and development expenses partially offset by the benefit of the company's 2011 acquisition of a rental business. Gross profit as a percentage of net sales for the IPG segment was favorable as compared to the prior year with NA/HME, European and Asia/Pacific segments unfavorable to the prior year.

NA/HME gross profit as a percentage of net sales declined 2.1 percentage points in 2012 from the prior year. The decline in margins was principally due to an unfavorable sales mix favoring lower margin customers and product lines, reduced volumes and increased research and development expenses, primarily focused on FDA remediation.

IPG gross profit as a percentage of net sales increased 1.8 percentage points in 2012 from the prior year. The increase in margin is primarily attributable to volume increases, the favorable impact from the rental acquisition, which was finalized in the fourth quarter of 2011 and reduced freight costs partially offset by increased research and development expenses. The increased research and development expenses for this segment include the costs of contracted engineering on negative pressure wound therapy products.

Gross profit in Europe as a percentage of net sales declined 1.8 percentage points in 2012 from the prior year. The decrease was primarily a result of unfavorable product mix toward lower margin product and lower margin customers and increased warranty expenses.

Gross profit in Asia/Pacific as a percentage of net sales declined 3.7 percentage points in 2012 from the prior year. The decline was primarily as a result of the significant volume declines in each of the businesses in this segment.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales were 28.5% in 2012 and 26.4% in 2011. The overall dollar increase was $17,970,000 or 4.5%, with foreign currency translation decreasing expenses by $8,313,000, or 2.1 percentage points, and an acquisition increasing expenses by $10,263,000, or 2.6 percentage points. Excluding the acquisition and the impact of foreign currency translation, SG&A expenses increased $16,020,000 or 4.0%. This increase is primarily attributable to increased regulatory and compliance costs related to quality systems improvements of $22,757,000. Excluding an acquisition, the impact of foreign currency translation and the increased regulatory and compliance costs, SG&A expense decreased $6,737,000, or 1.7 percentage points, primarily as a result of reduced bad debt and associate costs.

SG&A expenses for NA/HME increased 4.9%, or $9,779,000, in 2012 compared to 2011 with foreign currency translation decreasing SG&A expense by $215,000. Excluding the foreign currency translation, SG&A expense increased $9,994,000 or 5.0% due to increased regulatory and compliance costs related to quality systems improvements of $22,757,000, partially offset by reduced bad debt and associate costs.

SG&A expenses for IPG increased by 34.0%, or $11,821,000, in 2012 compared to 2011. An acquisition increased SG&A expenses by 29.5 percentage points, or $10,263,000, while foreign currency translation decreased expense by $22,000, or 0.1 of a percentage point. Excluding the impact of an acquisition and foreign currency translation, SG&A expenses increased by $1,580,000, or 4.5%, due to increased associate costs, including commission expense and unfavorable currency transaction effects associated with the Canadian Dollar versus the U.S. Dollar.

European SG&A expenses decreased by 2.9%, or $3,741,000, in 2012 compared to 2011. Foreign currency translation decreased SG&A expenses by approximately $8,293,000. Excluding the foreign currency translation impact, SG&A expenses increased by $4,552,000, or 3.5%, primarily related to increased associate costs and bad debt expense partially offset by favorable foreign currency transaction effects.

Asia/Pacific SG&A expenses increased 0.4%, or $111,000, in 2012 compared to 2011. Foreign currency translation increased expenses by $217,000. Excluding the foreign currency translation impact, SG&A expenses decreased $106,000, or 0.3%, primarily due to reduced bad debt expenses.

 Asset write-downs to intangible assets. In accordance with ASC 350, Intangibles - Goodwill and Other, the company reviews intangibles for impairment. As a result of the company's 2012 annual intangible impairment review, an impairment charge of $96,000 ($96,000 after tax) was recorded related to a patent in the NA/HME segment. In addition, total impairment charges of $677,000 ($602,000 after tax) were recorded in the IPG segment: $398,000 ($398,000 after tax) related to developed technology and $279,000 ($204,000 after tax) related to a trademark impairment.

In 2011, the company recorded intangible impairment charges of $1,761,000 related to certain intangible assets in the NA/HME, IPG, Europe and Asia/Pacific segments. In addition, as a result of the company's annual impairment test of goodwill, the company recorded an impairment charge of $39,729,000 ($39,729,000 after tax) in the Asia/Pacific segment as a result of reduced forecasted profitability and $7,990,000 ($7,336,000 after tax) in the NA/HME segment as a result of the impact from the FDA consent decree.

Debt Finance Charges and Fees.  In 2012, the company extinguished $500,000 in principal amount of its outstanding 4.125% convertible senior subordinated debentures due in February 2027. This early debt extinguishment resulted in debt fees and premium expenses of $312,000 comprised of $301,000 of premiums paid and losses recorded as a result of early debt extinguishment and $11,000 of expense related to deferred financing fee write-offs, which were previously capitalized.

In 2011, the company extinguished $63,351,000 in principal amount of its outstanding 4.125% convertible senior subordinated debentures due in February 2027. This early debt extinguishment resulted in debt fees and premium expenses of $24,200,000 comprised of $22,646,000 of premiums paid and losses recorded as a result of early debt extinguishment and $1,554,000 of expenses related to deferred financing fee write-offs, which were previously capitalized.

All of the debt finance charges and fees in 2012 and 2011 are included in the All Other segment.

 Charge Related to Restructuring Activities. The company's restructuring charges were necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers), coupled with continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations. While the company's restructuring efforts have been executed on a timely basis, resulting in operating cost savings, the savings have been more than offset by continued margin decline, principally as a result of product mix, and higher regulatory and compliance costs related to quality system improvements which are unrelated to the restructuring actions. The company expects any near-term cost savings from restructuring will be more than offset by higher regulatory and compliance costs related to quality system improvements at least until the company has completed its quality systems remediation efforts.

The company's restructuring commenced in the second quarter of 2011 with the company's decision to close the Hong, Denmark assembly facility as part of the company's ongoing globalization initiative to reduce complexity in the company's supply chain which is intended to reduce expenses to help offset pricing pressures. In the third quarter of 2011, the company continued to execute on the closure of the Hong, Denmark assembly facility and initiated the closure of a smaller facility in the U.S. Charges for the quarter ended December 31, 2011 were primarily incurred at the company's corporate headquarters for severance, with additional costs incurred as a result of the closure of the Hong, Denmark facility. The facility closures were completed in 2012 in addition to the elimination of various positions principally in the North America/Home Medical Equipment (HME) and Asia/Pacific segments.

Charges for the year ended December 31, 2011 totaled $10,534,000 including charges for severance ($8,352,000), contract exit costs primarily related to the closure of the Hong, Denmark assembly facility ($1,788,000) and inventory write-offs ($277,000) recorded in cost of products sold and miscellaneous costs ($117,000). The majority of the 2011 North America/HME charges were incurred for severance, primarily at the corporate headquarters as the result of the elimination of various positions principally in sales and administration in Elyria, Ohio. These eliminations were permanent reductions in workforce which primarily resulted in reduced selling, general and administrative expenses. In Europe, the charges were the result of the closure of the company's Hong, Denmark facility. The assembly activities were transferred to other company facilities or outsourced to third parties. This closure enabled the company to reduce fixed operating costs related to the facility and reduce headcount with the transfer of a portion of the production to other company facilities. The majority of the 2011 charges have now been paid out and were funded with operating cash flows.

Charges for the year ended December 31, 2012 totaled $11,395,000, of which $491,000 was recorded in cost of goods sold, since it related to inventory markdowns in the Asia/Pacific segment, and the remaining charge amount was included in Charges Related to Restructuring Activities in the Consolidated Statement of Operations. The charges include severance ($6,775,000), lease termination costs ($1,725,000), building and asset write-downs, primarily related to the closure of the Hong, Denmark assembly facility, and other miscellaneous charges in Europe and Asia/Pacific ($2,404,000) and inventory write-offs ($491,000) in Asia/Pacific recorded in cost of goods sold. Severance charges were primarily incurred in the North America/HME segment ($4,242,000), Asia/Pacific segment ($1,681,000) and Europe segment ($817,000). The charges were incurred as a result of the elimination of various positions as part of the company's globalization initiatives. In addition, a portion of the North America/HME segment severance was related to positions eliminated, principally in sales and marketing as well as manufacturing, at the company's Taylor Street facility as a result of the FDA consent decree. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the company. In Europe, positions were eliminated as a result of finalizing the exit from the manufacturing facility in Denmark and an elimination of a senior management position in Switzerland. In Asia/Pacific, at the end of October 2012, the company's management approved a plan to restructure the company's operations in this segment. In Australia, the company consolidated offices / warehouses, decrease staffing and exited various activities while returning to a focus on distribution. At the company's subsidiary, which produces microprocessor controllers, the company decided to cease the contract manufacturing business for companies outside of the healthcare industry. Payments for the year ended December 31, 2012 were $9,381,000 and were funded with operating cash flows. The majority of the 2012 charges are expected to be paid out within the next twelve months.

There have been no material changes in accrued balances related to the charges, either as a result of revisions in the plan or changes in estimates. In addition, the savings anticipated as a result of the company's restructuring plans have been or are expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting Selling, General and Administrative expenses, and to a lesser extent, Costs of Products Sold. However, in 2011 and into 2012, these savings have been more than offset by continued margin decline, principally as a result of product mix, and higher regulatory and compliance costs related to quality system improvements, which are unrelated to the restructuring actions.

To date, the company's liquidity has not been materially impacted; however, the company's disclosure in Liquidity and Capital Resources highlights risks that could negatively impact the company's liquidity. See also "Charges Related to Restructuring Activities" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest. Interest expense decreased to $9,121,000 in 2012 from $11,025,000 in 2011, representing a 17.3% decrease. This decrease was attributable primarily to debt reduction during the year, and to a lesser extent, lower borrowing rates in 2012 as compared to 2011. Interest income in 2012 was $685,000 as compared to $1,212,000 in 2011, primarily due to a reduction in volume of financing provided to customers.

Income Taxes. The company had an effective tax rate of 182.9% in 2012 and 102.6% in 2011 on earnings (loss) from continuing operations. The company's effective tax rate in 2012 was higher than the expected U.S. federal statutory rate due to the negative impact of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, more than offsetting the benefit of foreign income taxed at rates below the U.S. statutory rate. The company also recorded a foreign discrete tax adjustment of $9,336,000 including interest related to prior year periods under audit, which is being contested by the company. The company's effective tax rate in 2011 was higher than the expected U.S. federal statutory rate due to goodwill and intangible write-offs without tax benefit and the negative impact of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, which more than offset the benefit of foreign income taxed at rates below the U.S. statutory rate. In addition, during 2011, the company recognized a $4,947,000 tax benefit as a result of a tax settlement in Germany as the German government agreed to follow a European Court of Justice case and a German Tax Court case that impacted an open tax return year. In both years, the company's losses without benefit and valuation allowances existed in the United States, Denmark, Australia and New Zealand. See “Income Taxes” in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Research and Development. The company continues to invest in research and development activities to maintain its competitive advantage. The company dedicates funds to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, increased to $31,663,000 in 2012 from $27,556,000 in 2011. The expenditures, as a percentage of net sales, were 2.2% and 1.8% in 2012 and 2011, respectively.

2011 Versus 2010

Net Sales. Consolidated net sales for 2011 increased 5.4% for the year, to $1,501,639,000 from $1,424,564,000 in 2010. Foreign currency translation increased net sales 2.7 percentage points while acquisitions increased net sales by 0.8 of a percentage point. The organic net sales increase was 1.9% which was driven primarily by growth in all segments except Asia/Pacific.

North America/Home Medical Equipment (NA/HME)

NA/HME net sales increased 1.1% in 2011 versus the prior year to $746,782,000 from $738,441,000 in the prior year, with foreign currency translation increasing net sales by 0.3 of a percentage point. The organic net sales increase of 0.8% was driven largely by respiratory therapy, which was partially offset by net sales declines in mobility and seating products. Specifically, net sales increases in stationary and portable oxygen concentrators and Invacare® Homefill® Oxygen systems were partially offset by decreases in net sales of powered mobility products, including custom and consumer power wheelchairs.

Institutional Products Group (IPG)

IPG net sales increased 27.4% in 2011 to $124,121,000 from $97,419,000 in the prior year. Foreign currency translation increased net sales by 0.5 of a percentage point and acquisitions increased net sales by 12.0 percentage points. The organic net sales increase of 14.9% was largely driven by net sales increases in beds and dialysis chairs.

Europe

European net sales increased 7.6% in 2011 to $544,537,000 from $506,069,000 in the prior year with foreign currency translation increasing net sales by 5.4 percentage points. Organic net sales increased 2.2% primarily as a result of increases in mobility and seating, respiratory therapy and lifestyle products.

Asia/Pacific

Asia/Pacific net sales increased 4.3% in 2011 to $86,199,000 from $82,635,000 in the prior year. Foreign currency translation increased net sales by 10.3 percentage points. The organic net sales decline of 6.0% was driven largely by the company's Australian and New Zealand distribution businesses.

Gross Profit. Consolidated gross profit as a percentage of net sales was 32.0% in 2011 as compared to 33.2% in 2010. The margin decline was principally related to sales mix favoring lower margin product lines and lower margin customers, pricing pressure, primarily in the European segment, and increased warranty costs. Gross profit as a percentage of net sales for IPG and Asia/Pacific segments were favorable as compared to the prior year with NA/HME and European segments unfavorable to the prior year.

NA/HME gross profit as a percentage of net sales decreased by 3.0 percentage points in 2011 from the prior year. The decline in margins was principally due to an unfavorable sales mix favoring lower margin customers and product lines, and increased warranty costs.

IPG gross profit as a percentage of net sales increased 5.3 percentage points in 2011 from the prior year. The increase in margin is primarily attributable to volume increases, reduced freight cost and favorable impact from the rental acquisition completed in 2011.

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

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales were 26.4% in 2011 and 27.0% in 2010. The overall dollar increase was $11,301,000, or 2.9%, with foreign currency translation increasing expenses by $12,669,000, or 3.3 percentage points, and acquisitions increasing expenses by $7,944,000, or 2.1 percentage points. Excluding acquisitions and the impact of foreign currency translation, SG&A expenses decreased $9,312,000, or 2.4%. This decrease is primarily attributable to reduced bad debt and product liability expenses, as well as decreased associate costs, including certain retirement plan costs, partially offset by increased legal, regulatory and compliance costs as well as unfavorable foreign currency transactions.

SG&A expenses for NA/HME decreased 5.0%, or $10,618,000, in 2011 compared to 2010 with foreign currency translation increasing SG&A expense by $704,000. Excluding the foreign currency translation, SG&A expense decreased $11,322,000 or 5.4% primarily due to reduced bad debt and product liability expenses, as well as decreased associate costs, including certain retirement plan costs, partially offset by increased legal, regulatory and compliance costs.

SG&A expenses for IPG increased by 37.6%, or $9,484,000, in 2011 compared to 2010. Acquisitions increased SG&A expenses by 31.5 percentage points, or $7,944,000, while foreign currency translation increased expense by $48,000, or 0.2 of a percentage point. Excluding the impact of acquisitions and foreign currency translation, SG&A expenses increased by $1,492,000, or 5.9%, largely due to increased associate costs, including commission expense, partially offset by favorable currency transaction effects associated with the Canadian Dollar versus the U.S. Dollar.

European SG&A expenses increased by 7.2%, or $8,725,000, in 2011 compared to 2010. Foreign currency translation increased SG&A expenses by approximately $8,815,000. Excluding the foreign currency translation impact, SG&A expenses decreased by $90,000.

Asia/Pacific SG&A expenses increased 13.4%, or $3,710,000, in 2011 compared to 2010. Foreign currency translation increased expenses by $3,102,000. Excluding the foreign currency translation impact, SG&A expenses increased $608,000, or 2.2%, primarily due to increased associate costs.

 Asset write-downs to goodwill and intangible assets. The company undertakes its annual impairment test of goodwill and intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other, as of October 1 each year. As a result of the reduced forecasted profitability of its Asia/Pacific segment, the company recorded an impairment charge of $39,729,000 ($39,729,000 after tax), which represented the entire goodwill amount for the segment. In December 2011, the FDA requested that the company agree to a consent decree of injunction at the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio. The significant decline in the company's stock price and market capitalization, as occurred following the announcement of the proposed consent decree in December 2011, were considered by the company as indicators of possible impairment that required an interim assessment of goodwill for impairment. As a result, in connection with the preparation of its 2011 financial statements, the company reassessed its goodwill for the NA/HME segment and recorded an estimated impairment charge in 2011 related for all the goodwill in this segment of $7,990,000 ($7,336,000 after tax).

In addition, the company completed its annual impairment test for intangible assets and recorded impairment charges totaling $1,761,000 ($1,654,000 after tax) in 2011 related to certain intangible assets in the NA/HME, Institutional Products Group, Europe and Asia/Pacific segments.

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

All of the debt finance charges and fees in 2011 and 2010 are included in the All Other segment.

 Charge Related to Restructuring Activities. As disclosed previously and as a result of the company's ongoing globalization initiative to reduce complexity within its global footprint, the company finalized the closure of two facilities in 2011: one in the European segment and the other in the NA/HME segment. The assembly activities were transferred to other company facilities or outsourced to third parties. In addition, the company, as a continuation of its cost reduction and profit improvement initiatives, reduced headcount, primarily in the U.S. during the fourth quarter of 2011. As a result, the company incurred restructuring charges in 2011 of $10,534,000 of which $277,000 was recorded in cost of goods sold, since it related to inventory markdowns, and the remaining charge amount was included in the Charge Related to Restructuring Activities in the Consolidated Statement of Operations. The costs incurred during 2011 were principally related to severance and other associated closure costs.

Interest. Interest expense decreased to $11,025,000 in 2011 from $23,637,000 in 2010, representing a 53.4% decrease. This decrease was attributable to lower borrowing rates in 2011 as compared to 2010, and to a lesser extent, debt reduction. Interest income in 2011 was $1,212,000 as compared to $606,000 in 2010, primarily due to increased interest rates charged on financing provided to customers.

Income Taxes. The company had an effective tax rate of 102.6% in 2011 and 51.5% in 2010 on income (loss) from continuing operations. The company's effective tax rate in 2011 was higher than the expected U.S. federal statutory rate due to goodwill and intangible write-offs without tax benefit and the negative impact of the company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, more than offsetting the benefit of foreign income taxed at rates below the U.S. statutory rate. In addition, during 2011, the company recognized a $4,947,000 tax benefit as a result of a tax settlement in Germany as the German government agreed to follow a European Court of Justice case and a German Tax Court case that impacted an open tax return year. The company's effective tax rate in 2010 was higher than the expected U.S. federal statutory rate due to losses without benefit due to valuation allowances offset partially by earnings abroad being taxed at rates lower than the U.S. statutory rate. The company has valuation allowances in the United States, Denmark, Australia and New Zealand. See “Income Taxes” in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Research and Development. Research and development expenditures, which are included in costs of products sold, increased to $27,556,000 in 2011 from $25,954,000 in 2010. The expenditures, as a percentage of net sales, were 1.8% and 1.8% in 2011 and 2010, respectively.

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

The company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, decreased by $31,394,000 to $238,143,000 at December 31, 2012 from $269,537,000 as of December 31, 2011. The company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $3,341,000 and $4,053,000 as of December 31, 2012 and December 31, 2011, respectively. The debt discount decreased $712,000 during 2012, primarily as a result of the extinguishment of convertible debt. The company's cash and cash equivalents were $38,791,000 at December 31, 2012, increased from $34,924,000 at December 31, 2011. At December 31, 2012, the company had outstanding $217,494,000 on its revolving line of credit compared to $247,063,000 as of December 31, 2011.

During 2012, the company's borrowing capacity and cash on hand were utilized to pay a contingent "earn out" payment of $9,000,000 in connection with a prior acquisition and to lower borrowings on the company's revolving credit agreement.  Debt repurchases, acquisitions, the timing of vendor payments and other activity can have a significant impact on the company's borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. During 2012, the outstanding borrowings on the company's revolving credit facility varied from a low of $217,500,000 to a high of $293,400,000. While the company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the company, loans or other purposes.

The company's senior secured revolving credit agreement (the “Credit Agreement”) provides for a $400 million senior secured revolving credit facility maturing in October 2015. Pursuant to the terms of the Credit Agreement, the company may from time to time borrow, repay and re-borrow up to an aggregate outstanding amount at any one time of $400 million, subject to customary conditions. The Credit Agreement also provides for the issuance of swing line loans. Borrowings under the Credit Agreement bear interest, at the company's election, at (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a margin; or (ii) a Base Rate Option plus a margin. The applicable margin is currently 2.0% per annum for LIBOR loans and 1.0% for the Base Rate Option loans based on the company's leverage ratio. In addition to interest, the company is required to pay commitment fees on the unused portion of the Credit Agreement. The commitment fee rate is currently 0.35% per annum. Like the interest rate spreads, the commitment fee is subject to adjustment based on the company's leverage ratio. The obligations of the borrowers under the Credit Agreement are secured by substantially all of the company's U.S. assets and are guaranteed by substantially all of the company's material domestic and foreign subsidiaries.

The Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that require the company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement) of no greater than 3.50 to 1, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement) of no less than 3.50 to 1. In calculating the ratios, the company can on exclude up to $15,000,000 of cash restructuring charges from the calculation of EBITDA over the life of the agreement, and the company reached the limitation in the fourth quarter of 2012. Thus, all additional cash restructuring charges will count to reduce EBITDA thereunder. As of December 31, 2012, the company's leverage ratio was 2.66 and the company's interest coverage ratio was 19.00 compared to a leverage ratio of 1.81 and an interest coverage ratio of 23.80 as of December 31, 2011. As of December 31, 2012, the company was in compliance with all covenant requirements and, under the most restrictive covenant of the company's borrowing arrangements, the company had the capacity to borrow up to an additional $76,841,000.

The company's Credit Agreement, as well as cash flows from operations, has been a principal source of financing for much of its liquidity needs. If the company were unsuccessful in meeting its leverage or interest coverage ratio, or other, financial or operating covenants in its credit facility, it would result in a default, which could trigger acceleration of, or the right to accelerate, the related debt. Because of cross-default provisions in the agreements and instruments governing certain of the company's indebtedness, a default under the credit facility could result in a default under, and the acceleration of, certain other company indebtedness. In addition, the company's lenders would be entitled to proceed against the collateral securing the indebtedness.

Since December 31, 2012, the company has completed the sale of its ISG business for net proceeds of approximately $146,600,000, which were used to repay amounts outstanding under the credit facility and other current payables and thereby improve the company's leverage ratio.

Based on the company's current expectations, the company believes that its cash balances, cash generated by operations and available borrowing capacity under its senior credit facility should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, the company's ability to satisfy its liquidity needs will depend on many factors, including the operating performance of the business, the company's ability to successfully complete in a timely manner the third-party expert certification audit and FDA inspection contemplated under the consent decree and receipt of the written notification from the FDA permitting the company to resume full operations, as well as the company's continued compliance with the covenants under its credit facility. Notwithstanding the company's expectations, if the company's operating results decline substantially more than it currently anticipates, or if the company is unable to successfully complete the consent decree-related third-party expert certification audit and FDA inspection within the currently estimated time frame (including as a result of any need to complete significant additional remediation arising from the third-party expert certification audits of the FDA inspection), the company may be unable to comply with the financial covenants, and its lenders could demand repayment of the amounts outstanding under the company's credit facility.

As a result, continued compliance with the leverage covenant under the company's credit facility is a high priority, which means the company remains focused on generating sufficient cash and managing its expenditures. The company also may examine alternatives such as raising additional capital through permitted asset sales. In addition, if necessary or advisable, the company may seek to renegotiate its credit facility in order to remain in compliance. The company can make no assurances that under such circumstances our financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to the company, if at all.

The company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due

2027, in privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. In 2012, the company repurchased and extinguished $500,000 principal amount of its Convertible Senior Subordinated Debentures compared to $63,351,000 in 2011. As of December 31, 2012, the company had $13,350,000 remaining of outstanding Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the company believes that its exposure to interest rate fluctuations is manageable given that portions of the company's debt are at fixed rates into 2014, the company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the company's free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. The company is a party to interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements, as of December 31, 2012, for notional amounts of $15,000,000 through February 2013, $20,000,000 and $25,000,000 through May 2013, $18,000,000 through June 2013, $22,000,000 through September 2013 and $12,000,000 and $23,000,000 through April 2014 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 1.05%, 1.08%, 0.73%, 0.625%, 0.46%, 0.54% and 0.47%, respectively, for effective aggregate rates of 3.05%, 3.08%, 2.73%, 2.625%, 2.46%, 2.54% and 2.47%, respectively. As of December 31, 2012, the weighted average floating interest rate on borrowing was 2.21% compared to 2.28% as of December 31, 2011.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of December 31, 2012. The company estimates that capital investments for 2013 could approximate between $20,000,000 and $25,000,000, compared to actual capital expenditures of $20,091,000 in 2012. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows provided by operating activities were $62,291,000 in 2012, compared to $99,078,000 in the previous year. The decline in operating cash flows in 2012 was primarily attributable to a decline in net earnings.

Cash flows used for investing activities were $29,442,000 in 2012, compared to $65,263,000 in 2011. Cash flows used for investing activities in 2012 were related to the purchase of property and equipment and contingent consideration payments related to an acquisition of $9,000,000. Cash flows used for investing activities in 2011 were primarily attributable to acquisitions of $42,430,000 in the IPG segment and to a lesser extent the purchase of property and equipment.

Cash flows required by financing activities in 2012 were $29,768,000, compared to cash flows required of $47,082,000 in 2011. The decrease in cash used was primarily attributable to reduced debt repayment and purchases of treasury stock in 2011.

During 2012, the company generated free cash flow of $49,094,000 compared to free cash flow of $80,603,000 in 2011. The decrease is due primarily to a decrease in net earnings. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Twelve Months Ended December 31,
	2012	2011
Net cash provided by operating activities	$62,291	$99,078
Plus: Net cash impact related to restructuring activities	6,735	3,621
Less: Purchases of property and equipment—net	(19,932)	(22,096)
Free Cash Flow	$49,094	$80,603

CONTRACTUAL OBLIGATIONS

The company’s contractual obligations as of December 31, 2012 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
4.125% Convertible Senior Subordinated Debentures due 2027	$21,128	$551	$1,101	$1,101	$18,375
Revolving Credit Agreement due 2015	231,202	9,559	221,643	—	—
Operating lease obligations	56,739	21,266	23,340	8,824	3,309
Capital lease obligations	9,158	1,443	2,761	2,738	2,216
Purchase obligations (primarily computer systems contracts)	6,097	4,010	2,087	—	—
Product liability	20,334	3,323	8,198	3,974	4,839
Supplemental Executive Retirement Plan	27,851	391	2,068	2,640	22,752
Other, principally deferred compensation	11,830	56	280	442	11,052
Total	$384,339	$40,599	$261,478	$19,719	$62,543

The table does not include any payments related to liabilities recorded for uncertain tax positions as the company cannot make a reasonably reliable estimate as to any other payments. See Income Taxes in the Notes to the Consolidated Financial Statements included in this report.

DIVIDEND POLICY

It is the company’s policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $0.05 per Common Share and $0.045 per Class B Common Share. It is not anticipated that this will change materially as the company believes that capital should be kept available for use in growth opportunities through internal development and acquisitions. For 2012, annualized dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid.

CRITICAL ACCOUNTING ESTIMATES

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

To review goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of the each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method (DCF) in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 9.88% in 2012 for the company's annual impairment analysis compared to 9.27% in 2011 and 9.59% in 2010.
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
In 2012, the results of the company's Step I annual impairment test indicated a potential impairment in the North America/HME segment. The goodwill for this segment was deemed impaired and thus written off in 2011. Accordingly, the company proceeded with a review for potential impairments of any other assets related to the segment, specifically the company's Taylor Street facility which is subject to the consent decree injunction that limits the company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair subassemblies at the Taylor Street facility. The company determined there was no impairment of the property, plant and equipment of the Taylor Street facility based on a comparison of the forecasted un-discounted cash flows to the carrying value of the net assets in accordance with ASC 360. In addition, the company determined there was no impairment of inventory associated with the facility.
In 2011, the results of the company's Step I annual impairment test indicated a potential impairment in the Asia/Pacific segment. As a result, the company completed a Step II impairment test for this segment. Pursuant to ASC 360, the company compared the forecasted un-discounted cash flows of the Asia/Pacific segment to the carrying value of the net assets, which indicated no impairment of any other long-lived assets. As part of the Step II test, the company calculated the fair value of all recorded and unrecorded assets and liabilities to determine the goodwill impairment amount. As a result of reduced profitability in the Asia/Pacific segment in the fourth quarter of 2011, uncertainty associated with future market conditions, and based on the Step II calculated results, the company recorded an impairment charge related to goodwill in the Asia Pacific segment of $39,729,000 in the fourth quarter of 2011, which represented the entire goodwill amount for the segment.
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
As a result of the potential impact of the FDA consent decree, the company updated the assumptions and variables in its DCF model as of December 31, 2011 in regards to the NA/HME segment, the segment primarily affected by the consent decree, and factored in a 230 basis point risk premium to the discount rate used to reflect the increased uncertainty with the company's forecasted cash flows for the reporting unit. The risk premium adjustment was calculated by the company by considering the decline in the company's stock price as well as the company's EBITDA multiple. The premium adjustment was made as the company was not able to produce a range of cash flows given the lack of clarity on the final terms of the consent decree. The results of the calculation as of December 31, 2011 confirmed that the carrying value of the NA/HME reporting unit exceeded its fair value. Pursuant to ASC 360, the company compared the forecasted un-discounted cash flows of the NA/HME segment to the carrying value of the net assets, which indicated no impairment of any other long-lived assets. The company then conducted a Step II test in which the fair values of all recorded and unrecorded assets and liabilities were calculated to determine the impairment charge of $7,990,000, which represented the entire goodwill amount for the segment.
While there was no indication of impairment in 2012 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for these segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2012 impairment analysis and determined that there still would not be an indicator of potential impairment for the Europe or IPG segments.
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
During the fourth quarter of 2012, the company recognized intangible write-down charges of $773,000 comprised of: trademark impairment of $279,000 and developed technology impairment of $398,000 in the IPG segment and a patent impairment of $96,000 in the NA/HME segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the trademark impairment in the IPG segment which was $204,000 after-tax.
As a result of the company's 2011 intangible impairment review, the company recognized intangible write-down charges of $1,761,000 comprised of: customer list impairment of $625,000 in the IPG segment, customer list impairment of $508,000 in the NA/HME segment, indefinite-lived trademark impairment of $427,000 in the Europe segment and an intellectual property impairment of $201,000 in the Asia/Pacific segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the indefinite-lived trademark impairment in the Europe segment which was $320,000 after-tax.
The fair value of the customer lists were calculated using an excess earnings method, using a discounted cash flow model. Estimated cash flow returns to the customer relationship were reduced by the cash flows required to satisfy the return requirements of each of the assets employed with the residual cash flow then discounted to value the customer relationship. The fair value of the trademark and developed technology was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value. The intellectual properly intangible asset was impaired as the intellectual property was determined to be no longer viable and is no longer being used.

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

Accounting for Stock-Based Compensation

The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of December 31, 2012, there was $14,021,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Performance Plan, which is related to non-vested options and shares, and includes $4,323,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

The substantial majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods.

Income Taxes

As part of the process of preparing its financial statements, the company is required to estimate income taxes in various jurisdictions. The process requires estimating the company’s current tax exposure, including assessing the risks associated with tax audits, as well as estimating temporary differences due to the different treatment of items for tax and accounting policies. The temporary differences are reported as deferred tax assets and or liabilities. Substantially all of the company’s U.S., Australia, New Zealand and Denmark deferred tax assets are offset by a valuation allowance. The company also must estimate the likelihood that its deferred tax assets will be recovered from future taxable income and whether or not valuation allowances should be established. In the event that actual results differ from its estimates, the company’s provision for income taxes could be materially impacted. The company does not believe that there is a substantial likelihood that materially different amounts would be reported related to its critical accounting policies.

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

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk.

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 2012 debt levels, a 1% change in interest rates would impact annual interest expense by approximately $825,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

The company has entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements, as of December 31, 2012, for notional amounts of $15,000,000 through February 2013, $20,000,000 and $25,000,000 through May 2013, $18,000,000 through June 2013, $22,000,000 through September 2013 and $12,000,000 and 23,000,000 through April 2014 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 1.05%, 1.08%, 0.73%, 0.625%, 0.46%, 0.54% and 0.47%, respectively, for effective aggregate rates of 3.05%, 3.08%, 2.73%, 2.625%, 2.46%, 2.54% and 2.47%, respectively.

On October 28, 2010, the company entered into the Credit Agreement which provides for a $400,000,000 senior secured revolving credit facility maturing in October 2015 at variable rates. As of December 31, 2012, the company had outstanding $13,350,000 in principal amount of 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $3,341,000 is included in equity. Accordingly, while the company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the company does not currently need to re-finance any of its debt. However, the company’s Credit Agreement contains covenants with respect to, among other items, consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage, as defined in the agreement. The company is in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the company would have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

Item 8.        Financial Statements and Supplementary Data.

Reference is made to the Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets, Consolidated Statement of Comprehensive Income (Loss), Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders’ Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule, which appear on pages FS-1 to FS-55 of this Annual Report on Form 10-K.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of December 31, 2012, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

In management’s opinion, internal control over financial reporting is effective as of December 31, 2012.

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

Item 9B.    Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Information required by Item 10 as to the executive officers of the company is included in Part I of this Annual Report on Form 10-K. The other information required by Item 10 as to the directors of the company, the Audit Committee, the audit committee financial expert, the procedures for recommending nominees to the Board of Directors, compliance with Section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Compliance” in the company’s definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders.

Item 11.        Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Corporate Governance” in the company’s definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the caption “Share Ownership of Principal Holders and Management” in the company’s definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders.

Information regarding the securities authorized for issuance under the company’s equity compensation plans is incorporated by reference to the information set forth under the captions “Compensation of Executive Officers” and “Compensation of Directors” in the company’s definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the company’s definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders.

Item 14.        Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Independent Auditors” and “Pre-Approval Policies and Procedures” in the company’s definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.
The following financial statements of the company are included in Part II, Item 8:
Consolidated Statement of Comprehensive Income (Loss)—years ended December 31, 2012, 2011 and 2010
Consolidated Balance Sheet—December 31, 2012 and 2011
Consolidated Statement of Cash Flows—years ended December 31, 2012, 2011 and 2010
Consolidated Statement of Shareholders’ Equity—years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.
The following financial statement schedule of the company is included in Part II, Item 8:
Schedule II—Valuation and Qualifying Accounts
All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.
See Exhibit Index at page number I-61 of this Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 15, 2013.

INVACARE CORPORATION

By:	/s/ GERALD B. BLOUCH
Gerald B. Blouch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 15, 2013.

Signature	Title

/s/ A. MALACHI MIXON, III	Chairman of the Board of Directors
A. Malachi Mixon, III

/s/ GERALD B. BLOUCH	President and Chief Executive Officer and Director (Principal Executive Officer)
Gerald B. Blouch

/s/ ROBERT K. GUDBRANSON	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Robert K. Gudbranson

/s/ MICHAEL F. DELANEY	Director
Michael F. Delaney

/s/ C. MARTIN HARRIS, M.D.	Director
C. Martin Harris, M.D.

/s/ JAMES L. JONES	Director
James L. Jones

/s/ DALE C. LAPORTE	Director
Dale C. LaPorte

/s/ DAN T. MOORE, III	Director
Dan T. Moore, III

/s/ JOSEPH B. RICHEY, II	President—Invacare Technologies Division, Senior Vice President—Electronics and Design Engineering and Director
Joseph B. Richey, II

/s/ CHARLES S. ROBB	Director
Charles S. Robb

/s/ BAIJU R. SHAH	Director
Baiju R. Shah

/s/ ELLEN O. TAUSCHER	Director
Ellen O. Tauscher

/s/ WILLIAM M. WEBER	Director
William M. Weber

INVACARE CORPORATION
Report on Form 10-K for the fiscal year ended December 31, 2012.
Exhibit Index

Official Exhibit No.	Description	Sequential Page No.
2.1
Share Purchase Agreement among AssuraMed, Inc. and Invacare Corporation and Invacare Supply Group, Inc., dated December 21, 2012. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the agreement.)
(X)
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
(H)
4(f)	Amendment No. 1 to Rights agreement between Invacare Corporation and Wells Fargo Bank, N.A. dated as of October 28, 2009	(N)
10(a)	Invacare Corporation 1994 Performance Plan approved January 28, 1994	(D)*
10(b)	Amendment No. 1 to the Invacare Corporation 1994 Performance Plan approved May 28, 1998	(D)*
10(c)	Amendment No. 2 to the Invacare Corporation 1994 Performance Plan approved May 24, 2000	(A)*
10(d)	Amendment No. 3 to the Invacare Corporation 1994 Performance Plan approved March 13, 2003	(B)*
10(e)	Invacare Retirement Savings Plan, effective January 1, 2001, as amended	(I)*
10(f)	Agreement entered into by and between the company and its Chief Financial Officer	(C)*
10(g)	Invacare Corporation 401(K) Plus Benefit Equalization Plan, effective January 1, 2003, as amended and restated	(I)*
10(h)	Invacare Corporation Amended and Restated 2003 Performance Plan	(L)*
10(i)	Form of Change of Control Agreement entered into by and between the company and certain of its executive officers and schedule of all such agreements with current executive officers	(S)*
10(j)	Form of Indemnity Agreement entered into by and between the company and its directors and certain of its executive officers and schedule of all such agreements with directors and executive officers	(U)*
10(k)	Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005, as amended August 19, 2009 and on November 23, 2010	(S)*
10(l)	Invacare Corporation Death Benefit Only Plan, effective January 1, 2005, as amended	(I)*
10(m)	Supplemental Executive Retirement Plan, as amended and restated effective February 1, 2000	(D)*
10(n)	Form of Director Stock Option Award under Invacare Corporation 1994 Performance Plan	(D)*
10(o)	Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan	(I)*
10(p)	Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan	(S)*
10(q)	Form of Restricted Stock Award under Invacare Corporation 2003 Performance Plan	(U)

Official Exhibit No.	Description	Sequential Page No.
10(r)	Form of Stock Option Award under Invacare Corporation 2003 Performance Plan	(I)*
10(s)	Form of Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(I)*
10(t)	Form of Switzerland Stock Option Award under Invacare Corporation 2003 Performance Plan	(I)*
10(u)	Form of Switzerland Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(I)*
10(v)**	Director Compensation Schedule	*
10(w)	Invacare Corporation Executive Incentive Bonus Plan, as amended March 9, 2010	(P)*
10(x)	Purchase Agreement by and among Invacare Corporation, the Subsidiary Guarantors named therein, and the Initial Purchasers named therein dated as of February 5, 2007	(G)
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
10(ag)
Amendment No. 2 to the $400,000,000 Revolving Credit Facility Credit Agreement by and among Invacare Corporation, the other borrowers, guarantors and lenders thereto; PNC Bank, National Association, as Administrative Agent; Keybank National Association and Bank of America, N.A. as Co-Syndication Agents; and RBS Citizens, N.A. as Documentation Agent.
(U)
10(ah)	2012 Non-employee Directors Deferred Compensation Plan, effective January 1, 2012	(U)*
10(ai)	Amendment No. 3 to Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005	(U)*
10(aj)
Amendment No. 3 to the $400,000,000 Revolving Credit Facility Credit Agreement by and among Invacare Corporation, the other borrowers, guarantors and lenders thereto; PNC Bank, National Association, as Administrative Agent; Keybank National Association and Bank of America, N.A. as Co-Syndication Agents; and RBS Citizens, N.A. as Documentation Agent.

(V)
10(ak)**
Release Agreement, dated as of January 18, 2013, is made by Invacare Corporation and PNC Bank, National Association, a national banking association, in its capacity as administrative agent (in such capacity, the "Administrative Agent") for the Lenders (as defined therein).

21**	Subsidiaries of the company
23**	Consent of Independent Registered Public Accounting Firm

Official Exhibit No.	Description	Sequential Page No.
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent Decree of Permanent Injunction, as filed with the U.S. District Court for the Northern District of Ohio on December 20, 2012.	(W)
101.INS***	XBRL instance document
101.SCH***	XBRL taxonomy extension schema
101.CAL***	XBRL taxonomy extension calculation linkbase
101.DEF***	XBRL taxonomy extension definition linkbase
101.LAB***	XBRL taxonomy extension label linkbase
101.PRE***	XBRL taxonomy extension presentation linkbase
________________________

*	Management contract, compensatory plan or arrangement

**	Filed herewith
*** To be furnished by amendment

(A)	Reference is made to Exhibit 4.7 of the company's registration statement on Form S-8, filed March 30, 2001, which Exhibit is incorporated herein by reference.

(B)	Reference is made to Exhibit 10(z) of the company report on Form 10-Q for the quarter ended March 31, 2003, which Exhibit is incorporated herein by reference.

(C)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated March 6, 2008, which Exhibit is incorporated herein by reference.

(D)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2004, which Exhibit is incorporated herein by reference.

(E)	Reference is made to Exhibit 4.1 of the company report on Form 8-K, dated July 8, 2005, which Exhibit is incorporated herein by reference.

(F)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2005, which Exhibit is incorporated herein by reference.

(G)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated February 5, 2007, which Exhibit is incorporated herein by reference.

(H)	Reference is made to Exhibit 4.1 of the company report on Form 8-K, dated February 12, 2007, which Exhibit is incorporated herein by reference.

(I)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2007, which Exhibit is incorporated herein by reference.

(J)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 31, 2008, which Exhibit is incorporated herein by reference.

(K)	Reference is made to Exhibit 3(a) of the company report on Form 10-K for the fiscal year ended December 31, 2008, which Exhibit is incorporated herein by reference.

(L)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated May 21, 2009, which Exhibit is incorporated herein by reference.

(M)	Reference is made to Exhibit 3.1 of the company report on Form 10-Q, dated June 30, 2009, which Exhibit is incorporated herein by reference.

(N)	Reference is made to Exhibit 2.3 of the company report on Form 8-A, dated October 30, 2009, which Exhibit is incorporated herein by reference.

(O)	Reference is made to the Exhibit 10.2 of the company report on Form 10-Q, dated September 30, 2009, which Exhibit is incorporated herein by reference.

(P)	Reference is made to Appendix B of the company Definitive Proxy Statement on Schedule 14A, dated April 7, 2010,

which is incorporated herein by reference.

(Q)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated October 28, 2010, which Exhibit is incorporated herein by reference.

(R)	Reference is made to Appendix A to the company’s Definitive Proxy Statement on Schedule 14A dated April 7, 2010, which is incorporated herein by reference.

(S)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2010, which Exhibit is incorporated herein by reference.

(T)	Reference is made to Exhibit 10.1 of the company report on Form 8-K, dated April 5, 2011, which Exhibit is incorporated herein by reference.

(U)	Reference is made to the appropriate Exhibit of the company report on Form 10-K for the fiscal year ended December 31, 2011, which Exhibit is incorporated herein by reference.

(V)	Reference is made to the appropriate Exhibit of the company report on Form 10-Q for the fiscal quarter ended June 30, 2012, which Exhibit is incorporated herein by reference,

(W)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 20, 2012, which Exhibit is incorporated herein by reference.

(X)	Reference is made to the appropriate Exhibit of the company report on Form 8-K, dated December 21, 2012, which Exhibit is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Invacare Corporation

We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Invacare Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Invacare Corporation

We have audited Invacare Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Invacare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting” which is included in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Invacare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2012 of Invacare Corporation and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 15, 2013

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Net sales	$1,455,461	$1,501,639	$1,424,564
Cost of products sold	1,010,560	1,020,495	952,194
Gross Profit	444,901	481,144	472,370
Selling, general and administrative expenses	414,502	396,532	385,231
Charges related to restructuring activities	10,904	10,257	—
Loss on debt extinguishment including debt finance charges and associated fees	312	24,200	40,164
Asset write-downs to goodwill and intangible assets	773	49,480	—
Interest expense	9,121	11,025	23,637
Interest income	(685)	(1,212)	(606)
Earnings (loss) from Continuing Operations Before Income Taxes	9,974	(9,138)	23,944
Income taxes	18,243	9,380	12,340
Net Earnings (loss) from Continuing Operations	(8,269)	(18,518)	11,604
Net Earnings from Discontinued Operations (Net of tax amounts of $6,142, $320 and $360, respectively)	10,096	14,405	13,737
Net Earnings (loss)	$1,827	$(4,113)	$25,341
Net Earnings (loss) per Share—Basic:
Net Earnings (loss) from Continuing Operations	(0.26)	(0.58)	0.36
Net Earnings from Discontinued Operations	0.32	0.45	0.42
Net Earnings (loss) per Share—Basic	$0.06	$(0.13)	$0.78
Weighted Average Shares Outstanding—Basic	31,641	31,958	32,393
Net Earnings (loss) per Share—Assuming Dilution:
Net Earnings (loss) from Continuing Operations	(0.26)	(0.58)	0.35
Net Earnings from Discontinued Operations	0.32	0.45	0.42
Net Earnings (loss) per Share—Assuming Dilution	$0.06	$(0.13)	$0.78
Weighted Average Shares Outstanding—Assuming Dilution	31,871	32,355	32,694

Net Earnings (loss)	$1,827	$(4,113)	$25,341
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,624)	14,440	(59,823)
Unrealized loss on available for sale securities	—	—	(684)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains (losses)	(1,068)	(851)	549
Amounts arising during the year, primarily due to the addition of new participants	(168)	(2,048)	(1,860)
Deferred tax adjustment resulting from defined benefit plan activity	349	702	459
Valuation reserve (reversal) associated with defined benefit plan activity	55	(252)	(459)
Current period unrealized gain (loss) on cash flow hedges	(1,730)	305	273
Deferred tax benefit (loss) related to unrealized gain (loss) on cash flow hedges	53	(51)	(28)
Other Comprehensive Income (Loss)	(12,133)	12,245	(61,573)
Comprehensive Income (Loss)	$(10,306)	$8,132	$(36,232)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
INVACARE CORPORATION AND SUBSIDIARIES

	December 31, 2012	December 31, 2011
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$38,791	$34,924
Trade receivables, net	198,791	210,391
Installment receivables, net	2,188	6,671
Inventories, net	183,246	168,720
Deferred income taxes	—	1,620
Other current assets	41,776	38,831
Assets held for sale - current	103,157	67,613
Total Current Assets	567,949	528,770
Other Assets	42,262	42,648
Other Intangibles	71,652	83,320
Property and Equipment, net	118,231	128,340
Goodwill	462,200	473,531
Assets held for sale - non-current	—	24,445
Total Assets	$1,262,294	$1,281,054
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$133,048	$136,451
Accrued expenses	135,189	128,693
Accrued income taxes	2,713	815
Short-term debt and current maturities of long-term obligations	5,427	5,044
Liabilities held for sale - current	23,358	16,936
Total Current Liabilities	299,735	287,939
Long-Term Debt	229,375	260,440
Other Long-Term Obligations	112,195	106,150
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 33,952 and 33,835 issued in 2012 and 2011, respectively)—no par	8,503	8,471
Class B Common Shares (Authorized 12,000 shares; 1,086 and 1,086, issued and outstanding in 2012 and 2011, respectively)—no par	272	272
Additional paid-in-capital	228,187	221,409
Retained earnings	364,546	364,300
Accumulated other comprehensive earnings	112,743	124,876
Treasury shares (3,135 and 3,100 shares in 2012 and 2011, respectively)	(93,262)	(92,803)
Total Shareholders’ Equity	620,989	626,525
Total Liabilities and Shareholders’ Equity	$1,262,294	$1,281,054

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Operating Activities
Net earnings (loss)	$1,827	$(4,113)	$25,341
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,593	38,883	36,804
Provision for losses on trade and installment receivables	5,179	11,460	16,979
Provision (benefit) for deferred income taxes	4,316	(7,552)	(2,467)
Provision for other deferred liabilities	1,139	2,676	2,781
Provision for stock-based compensation	6,545	6,640	6,135
Loss on disposals of property and equipment	201	209	233
Loss on debt extinguishment including debt finance charges and associated fees	312	24,200	40,164
Asset write-downs to goodwill and intangible assets	773	49,480	—
Asset write-downs related to restructuring activities	2,892	—	—
Amortization of convertible debt discount	577	1,565	3,198
Changes in operating assets and liabilities:
Trade receivables	(214)	(1,514)	(5,839)
Installment sales contracts, net	4,521	(3,162)	(2,423)
Inventories	(16,620)	(16,389)	(6,352)
Other current assets	(6,086)	649	3,181
Accounts payable	2,560	2,299	5,534
Accrued expenses	8,549	(4,087)	(6,980)
Other long-term liabilities	7,227	(2,166)	5,918
Net Cash Provided by Operating Activities	62,291	99,078	122,207
Investing Activities
Purchases of property and equipment	(20,091)	(22,160)	(17,353)
Proceeds from sale of property and equipment	159	64	36
Business acquisitions, net of cash acquired	(9,000)	(42,430)	(13,725)
(Increase) Decrease in other long-term assets	(265)	(724)	801
Other	(245)	(13)	(376)
Net Cash Used for Investing Activities	(29,442)	(65,263)	(30,617)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	339,314	450,595	708,742
Payments on revolving lines of credit and long-term borrowings	(367,500)	(454,567)	(751,660)
Proceeds from exercise of stock options	—	4,139	2,912
Payment of financing costs	(1)	(24,113)	(30,329)
Payment of dividends	(1,581)	(1,588)	(1,612)
Purchase of treasury stock	—	(21,548)	(5,687)
Net Cash Used by Financing Activities	(29,768)	(47,082)	(77,634)
Effect of exchange rate changes on cash	786	(271)	(2,995)
Increase (decrease) in cash and cash equivalents	3,867	(13,538)	10,961
Cash and cash equivalents at beginning of year	34,924	48,462	37,501
Cash and cash equivalents at end of year	$38,791	$34,924	$48,462
See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
INVACARE CORPORATION AND SUBSIDIARIES

	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Treasury Stock	Total
	(In thousands)
January 1, 2010 Balance	$8,273	$278	$229,272	$346,272	$174,204	$(57,062)	$701,237
Exercise of stock options	99	—	9,108	—	—	(6,909)	2,298
Non-qualified stock option expense	—	—	4,113	—	—	—	4,113
Restricted stock awards	23	—	1,999	—	—	(921)	1,101
Conversion from Class B Stock to Common Stock	6	(6)	—	—	—	—	—
Net earnings	—	—	—	25,341	—	—	25,341
Foreign currency translation adjustments	—	—	—	—	(59,823)	—	(59,823)
Unrealized gain on cash flow hedges	—	—	—	—	245	—	245
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	549	—	549
Amounts arising during the year, primarily due to the addition of new participants	—	—	—	—	(1,860)	—	(1,860)
Marketable securities holding loss	—	—	—	—	(684)	—	(684)
Total comprehensive loss	—	—	—	—	—	—	(36,232)
Extinguishment of Convertible Debt	—	—	(12,807)	—	—	—	(12,807)
Dividends	—	—	—	(1,612)	—	—	(1,612)
Purchase of treasury shares	—	—	—	—	—	(5,687)	(5,687)
December 31, 2010 Balance	$8,401	$272	$231,685	$370,001	$112,631	$(70,579)	$652,411
Exercise of stock options	45	—	4,098	—	—	(10)	4,133
Non-qualified stock option expense	—	—	4,441	—	—	—	4,441
Restricted stock awards	25	—	2,174	—	—	(666)	1,533
Net earnings (loss)	—	—	—	(4,113)	—	—	(4,113)
Foreign currency translation adjustments	—	—	—	—	14,440	—	14,440
Unrealized gain on cash flow hedges	—	—	—	—	254	—	254
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(806)	—	(806)
Amounts arising during the year, primarily due to the addition of new participants	—	—	—	—	(1,643)	—	(1,643)
Total comprehensive income	—	—	—	—	—	—	8,132
Extinguishment of Convertible Debt	—	—	(20,989)	—	—	—	(20,989)
Dividends	—	—	—	(1,588)	—	—	(1,588)
Purchase of treasury shares	—	—	—	—	—	(21,548)	(21,548)
December 31, 2011 Balance	$8,471	$272	$221,409	$364,300	$124,876	$(92,803)	$626,525
Exercise of stock options	2	—	98	—	—	(100)	—
Non-qualified stock option expense	—	—	4,304	—	—	—	4,304
Restricted stock awards	30	—	2,211	—	—	(359)	1,882
Net earnings (loss)	—	—	—	1,827	—	—	1,827
Foreign currency translation adjustments	—	—	—	—	(9,624)	—	(9,624)
Unrealized gain on cash flow hedges	—	—	—	—	(1,677)	—	(1,677)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(664)	—	(664)
Amounts arising during the year, primarily due to the addition of new participants	—	—	—	—	(168)	—	(168)
Total comprehensive income	—	—	—	—	—	—	(10,306)
Extinguishment of Convertible Debt	—	—	165	—	—	—	165
Dividends	—	—	—	(1,581)	—	—	(1,581)
December 31, 2012 Balance	$8,503	$272	$228,187	$364,546	$112,743	$(93,262)	$620,989

See notes to consolidated financial statements.

Accounting Policies

Nature of Operations: Invacare Corporation is a leading manufacturer and distributor of medical equipment and supplies used in the home based upon the company’s distribution channels, breadth of product line and net sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care, retail and extended care markets.

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

During the fourth quarter of 2012, the company recognized intangible write-down charges of $773,000 comprised of: trademark impairment of $279,000 and developed technology impairment of $398,000 in the IPG segment and a patent impairment of $96,000 in the NA/HME segment.

In the fourth quarter of 2011, the company recorded goodwill impairment charges of $39,729,000 and $7,990,000 related to the Asia/Pacific and North America/Home Medical Equipment (NA/HME) segments, respectively, and intangible asset impairment amounts of $625,000, $508,000, $427,000 and $201,000 were recorded for the IPG, NA/HME, Europe and Asia/Pacific segments, respectively. These impairments were the result of actual and future projected cash flows associated with these intangibles being insufficient to justify the carrying values.

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

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Product Liability Cost: The company is self-insured through its captive insurance company, Invatection Insurance Co., currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $13,000,000 in the aggregate of the company’s North American product liability exposure. The company also has additional layers of external insurance coverage insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the company’s per country foreign liability limits, as applicable. There can be no assurance that Invacare’s current insurance levels will continue to be adequate or available at affordable rates.

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

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Research and Development: Research and development costs are expensed as incurred and included in cost of products sold. The company’s annual expenditures for product development and engineering were approximately $31,663,000, $27,556,000 and $25,954,000 for 2012, 2011 and 2010, respectively.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $20,017,000, $19,523,000 and $20,119,000 for 2012, 2011 and 2010, respectively, the majority of which is incurred for advertising in the United States.

Stock-Based Compensation Plans: The company accounts for share based compensation under the provisions of the Compensation—Stock Compensation, ASC 718. The amounts of stock-based compensation expense recognized were as follows (in thousands):

	2012	2011	2010
Stock-based compensation expense recognized as part of selling, general and administrative expense	$6,545	$6,640	$6,135

The amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan. Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company’s Business Segment Note to the Consolidated Financial Statements.

Income Taxes: The company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities. With the exception of three subsidiaries, foreign subsidiaries with undistributed earnings are considered to have such earnings indefinitely reinvested and, accordingly with the exception of the three subsidiaries, no provision for income taxes has been provided for $98,000,000 of unremitted earnings of these foreign subsidiaries. The amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are permanently reinvested is not practically determinable. The company has established a deferred tax liability of $189,000 for the unremitted earnings of the two subsidiaries for which the company intends to remit earnings when available under local statutory laws.

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

Net Earnings Per Share: Basic earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding during the year. Diluted earnings per share are computed based on the weighted-average number of Common Shares and Class B Common Shares outstanding plus the effects of dilutive stock options and awards outstanding during the year. Diluted earnings per share can potentially be impacted by the convertible notes should the conditions be met to make the notes convertible or if average market price of company stock for the period exceeds the conversion price of $24.79. For periods in which there was a net loss, loss per share assuming dilution utilized weighted average shares-basic.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Discontinued Operations

On December 21, 2012, the company's board of directors approved of the company entering into an agreement to sell Invacare Supply Group (ISG) and accordingly the company determined on that date that the "held for sale" criteria of ASC 360-10-45-9 were met. Accordingly, the assets and liabilities of ISG (long-lived asset disposal group) is shown at its carrying amount which is lower than the fair value less cost to sale.

On January 18, 2013, as part of the company's globalization strategy, and to allow it to focus on its core equipment product lines, the company completed the sale of the ISG medical supplies business for a purchase price of approximately $150,800,000 in cash, which is subject to final post-closing adjustments. ISG had been operated on a standalone basis and reported as a reportable segment of the company. The company expects to record a gain of approximately $60,414,000 pre-tax in the first quarter of 2013 which represents the excess of the net sales price over the book value of the assets and liabilities of ISG as of the date of completion of the disposition. The sale of this business is expected to be dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the first quarter of 2013.

The assets and liabilities of ISG that were sold are shown as held for sale in the company's Consolidated Balance Sheets and are comprised of the following (in thousands):

	December 31, 2012	December 31, 2011
	(In thousands)
Trade receivables, net	$44,196	$37,583
Inventories, net	25,165	24,042
Other current assets	9,355	5,988
Property and Equipment, net	1,368	—
Goodwill	23,073	—
Assets held for sale - current	$103,157	$67,613
Assets held for sale - non current	$—	$24,445

Accounts payable	$17,692	$12,354
Accrued expenses	4,602	3,902
Accrued income taxes	1,064	680
Liabilities held for sale - current	$23,358	$16,936

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The net sales of the discontinued operation were $341,606,000, $299,491,000 and $297,517,000 for 2012, 2011 and 2010, respectively. Earnings before income taxes for the discontinued operation were $16,238,000, $14,725,000 and $14,097,000 for 2012, 2011 and 2010, respectively.

The company will continue to sell product to the acquirer of ISG and expects to provide certain transitional services over a period of less than one year. The net cash flows expected to be paid and received related to ISG are not expected to be significant.

As a result of these considerations, the company has classified ISG as a discontinued operation for all periods presented.

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to providers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($22,213,000 in 2012 and $24,767,000 in 2011) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the third party financing arrangement with DLL, a third party financing company which the company has worked with since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

The company’s U.S. customers electing to finance their purchases can do so using DLL. In addition, Invacare often provides financing directly for its Canadian customers for which DLL is not an option, as DLL typically provides financing to Canadian customers only on a limited basis. The installment receivables recorded on the books of the company represent a single portfolio segment of finance receivables to the independent provider channel. The portfolio segment is comprised of two classes of receivables distinguished by geography and credit quality. The U.S. installment receivables are the first class and represent installment receivables re-purchased from DLL because the customers were in default. Default with DLL is defined as a customer being delinquent by 3 payments. The Canadian installment receivables represent the second class of installment receivables which were originally financed by Invacare because third party financing was not available to the HME providers. The Canadian installment receivables are typically financed for twelve months and historically have had a very low risk of default.

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

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Installment receivables as of December 31, 2012 and 2011 consist of the following (in thousands):

	2012			2011
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$4,982	$1,506	$6,488	$8,990	$2,931	$11,921
Less:
Unearned interest	(71)	—	(71)	(171)	—	(171)
	4,911	1,506	6,417	8,819	2,931	11,750
Allowance for doubtful accounts	(2,723)	(1,100)	(3,823)	(2,148)	(2,125)	(4,273)
	$2,188	$406	$2,594	$6,671	$806	$7,477

Installment receivables purchased from DLL during the twelve months ended December 31, 2012 increased the gross installment receivables balance by $2,609,000 during the year compared to $3,806,000 in 2011. No sales of installment receivables were made by the company during the year.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	2012	2011
Balance as of January 1	$4,273	$4,841
Current period provision	458	1,215
Direct write-offs charged against the allowance	(908)	(1,783)
Balance as of December 31	$3,823	$4,273

Installment receivables by class as of December 31, 2012 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$4,508	$4,508	$3,365	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,522	1,451	—	120
Impaired Installment receivables with a related allowance recorded	458	458	458	—
Total Canadian Installment Receivables	$1,980	$1,909	$458	$120
Total
Non-Impaired Installment receivables with no related allowance recorded	1,522	1,451	—	120
Impaired Installment receivables with a related allowance recorded	4,966	4,966	3,823	—
Total Installment Receivables	$6,488	$6,417	$3,823	$120

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Installment receivables by class as of December 31, 2011 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$6,116	$6,116	$4,240	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	5,696	5,525	—	271
Impaired Installment receivables with a related allowance recorded	109	109	33	—
Total Canadian Installment Receivables	$5,805	$5,634	$33	$271
Total
Non-Impaired Installment receivables with no related allowance recorded	5,696	5,525	—	271
Impaired Installment receivables with a related allowance recorded	6,225	6,225	4,273	—
Total Installment Receivables	$11,921	$11,750	$4,273	$271

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of December 31, 2012, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. However, while the full balance may be deemed to be impaired, the company does historically collect a large percentage of the principal of its U.S. installment receivables.

In Canada, the company had an immaterial amount of installment receivables which were past due of 90 days or more as of December 31, 2012 and December 31, 2011 for which the company is still accruing interest.

The aging of the company’s installment receivables was as follows as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012			December 31, 2011
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$1,467	$—	$1,467	$5,612	$—	$5,612
0-30 Days Past Due	43	—	43	84	—	84
31-60 Days Past Due	2	—	2	42	—	42
61-90 Days Past Due	—	—	—	8	—	8
90+ Days Past Due	4,976	4,508	468	6,175	6,116	59
	$6,488	$4,508	$1,980	$11,921	$6,116	$5,805

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Inventories

Inventories, net of reserves, as of December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Finished goods	$94,675	$92,337
Raw materials	71,596	63,244
Work in process	16,975	13,139
	$183,246	$168,720

Other Current Assets

Other current assets as of December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Value added tax receivables	$18,002	$16,941
Recoverable income taxes	6,192	3,338
Derivatives (foreign exchange forward contracts)	1,062	1,703
Prepaid insurance	2,241	2,298
Prepaids and other current assets	14,279	14,551
	$41,776	$38,831

Other Long-Term Assets

Other long-term assets as of December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Cash surrender value of life insurance policies	$36,375	$34,546
Deferred Financing Fees	2,728	4,103
Investments	1,171	1,362
Long-term installment receivables	406	806
Other	1,582	1,831
	$42,262	$42,648

Property and Equipment

Property and equipment as of December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Machinery and equipment	$356,512	$356,729
Land, buildings and improvements	95,047	95,737
Furniture and fixtures	13,397	14,011
Leasehold improvements	14,975	14,908
	479,931	481,385
Less allowance for depreciation	(361,700)	(353,045)
	$118,231	$128,340

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Acquisitions

In September 2011, the company completed the acquisition of Dynamic Medical Systems (DMS), a solutions-based service organization with a strong presence in the western United States, for $41,465,000, which was paid in cash.  The acquisition gives the company a national rental footprint, which strategically enhances the company's ability to service regional and national long-term care providers. DMS has a clinical solution selling approach for wound therapies, safe patient handling and other rental applications in institutional settings. Pursuant to the purchase agreement, the company paid $9,000,000 in 2012 for contingent consideration thus eliminating the liability.

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

The results of the acquisitions are included in the Institutional Products Group segment since the date of acquisition.

Goodwill

The carrying amount of goodwill by operating segment is as follows (in thousands):

	North America/ HME	Institutional Products Group	Europe	Asia/ Pacific	Consolidated
Balance at January 1, 2011	$15,843	$21,505	$406,515	$40,147	$484,010
Reclassification	(7,853)	7,853	—	—	—
Foreign currency translation adjustments	—	(538)	14,668	(418)	13,712
Acquisitions	—	23,528	—	—	23,528
Impairment charge	(7,990)	—	—	(39,729)	(47,719)
Balance at December 31, 2011	$—	$52,348	$421,183	$—	$473,531
Foreign currency translation adjustments	—	638	(12,969)	—	$(12,331)
Acquisitions	—	1,000	—	—	$1,000
Balance at December 31, 2012	$—	$53,986	$408,214	$—	$462,200

As a result of the Dynamic Medical Systems acquisition in 2011, goodwill of $23,528,000 was recorded in 2011 and $1,000,000 in 2012 for the Institutional Product Group segment, which is deductible for tax purposes. As a result of the Boston Rentals acquisition in 2010, goodwill of $6,292,000 was recorded, which is deductible for tax purposes.

In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill is reviewed annually for impairment. The company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method (DCF) model in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 9.88% in 2012 for the company's initial impairment analysis compared to 9.27% in 2011 and 9.59% in 2010.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
In 2012, the company reviewed for potential impairments of any other assets related to the segment, specifically the company's Taylor Street facility which is subject to the FDA consent decree that limits the company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair subassemblies at the Taylor Street facility. The company determined there was no impairment of the property, plant and equipment of the Taylor Street facility based on a comparison of the forecasted undiscounted cash flows to the carrying value of the net assets in accordance with ASC 360. In addition, the company determined there was no impairment of inventory associated with the facility.
In 2011, the results of the company's Step I annual impairment test indicated a potential impairment in the Asia/Pacific segment. As a result, the company completed a Step II impairment test for this segment. Pursuant to ASC 360, the company compared the forecasted un-discounted cash flows of the Asia/Pacific segment to the carrying value of the net assets, which indicated no impairment of any other long-lived assets. As part of the Step II test, the company calculated the fair value of all recorded and unrecorded assets and liabilities to determine the goodwill impairment amount. As a result of reduced profitability in the Asia/Pacific segment in the fourth quarter of 2011, uncertainty associated with future market conditions, and based on the Step II calculated results, the company recorded an impairment charge related to goodwill in the Asia Pacific segment of $39,729,000 in the fourth quarter of 2011, which represented the entire goodwill amount for the segment.
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
As a result of the potential impact of the FDA consent decree, the company updated the assumptions and variables in its DCF model as of December 31, 2011 in regards to the NA/HME segment, the segment primarily affected by the consent decree, and factored in a 230 basis point risk premium to the discount rate used to reflect the increased uncertainty with the company's forecasted cash flows for the reporting unit. The risk premium adjustment was calculated by the company by considering the decline in the company's stock price as well as the company's EBITDA multiple. The premium adjustment was made as the company was not able to produce a range of cash flows given the lack of clarity on the final terms of the consent decree. The results of the calculation as of December 31, 2011 confirmed that the carrying value of the NA/HME reporting unit exceeded its fair value. Pursuant to ASC 360, the company compared the forecasted un-discounted cash flows of the NA/HME segment to the carrying value of the net assets, which indicated no impairment of any other long-lived assets. The company then conducted a Step II test in which the fair values of all recorded and unrecorded assets and liabilities were calculated to determine the impairment charge of $7,990,000, which represented the entire goodwill amount for the segment.
While there was no indication of impairment in 2012 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for these segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2012 impairment analysis and determined that there still would not be an indicator of potential impairment for the Europe or IPG segments.

Other Intangibles

All of the company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $31,280,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2011 to December 31, 2012 were the result of foreign currency translation and amortization except for intangible write-downs, noted below, which totaled $773,000.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The company’s intangibles consist of the following (in thousands):

	December 31, 2012		December 31, 2011
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer Lists	$93,572	$58,447	$94,790	$50,832
Trademarks	31,280	—	31,777	—
License agreements	3,212	3,212	3,160	3,160
Developed Technology	9,650	5,588	9,823	4,870
Patents	6,060	5,234	6,358	5,266
Other	7,571	7,212	7,510	5,970
	$151,345	$79,693	$153,418	$70,098

Amortization expense related to other intangibles was $10,747,000, $10,542,000 and $8,451,000 for 2012, 2011 and 2010, respectively. Estimated amortization expense for each of the next five years is expected to be $8,994,000 for 2013, $8,617,000 in 2014, $7,081,000 in 2015, $5,650,000 in 2016 and $2,287,000 in 2017. Amortized intangibles are being amortized on a straight-line basis for periods from 3 to 20 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

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
During the fourth quarter of 2012, the company recognized intangible write-down charges of $773,000 comprised of: trademark impairment of $279,000 and developed technology impairment of $398,000 in the IPG segment and a patent impairment of $96,000 in the NA/HME segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the trademark impairment in the IPG segment, which was $204,000 after-tax.
As a result of the company's 2011 intangible impairment review, the company recognized intangible write-down charges of $1,761,000 comprised of: customer list impairment of $625,000 in the IPG segment, customer list impairment of $508,000 in the NA/HME segment, indefinite-lived trademark impairment of $427,000 in the Europe segment and an intellectual property impairment of $201,000 in the Asia/Pacific segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the indefinite-lived trademark impairment in the Europe segment, which was $320,000 after-tax.
The fair value of the customer lists were calculated using an excess earnings method, using a discounted cash flow model. Estimated cash flow returns to the customer relationship were reduced by the cash flows required to satisfy the return requirements of each of the assets employed with the residual cash flow then discounted to value the customer relationship. The fair value of the trademark and developed technology was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value. The intellectual property intangible asset was impaired as the intellectual property was determined to be no longer viable and is no longer being used.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Current Liabilities

Accrued expenses as of December 31, 2012 and 2011 consisted of accruals for the following (in thousands):

	2012	2011
Salaries and wages	$41,813	$41,508
Taxes other than income taxes, primarily Value Added Taxes	24,600	23,107
Warranty cost	21,451	19,842
Freight	7,853	8,510
Professional	7,595	7,252
Product liability, current portion	3,323	3,468
Rebates	3,635	3,681
Insurance	2,674	2,657
Interest	1,268	1,255
Derivative liability (foreign forward exchange contracts)	1,373	893
Severance	5,211	4,905
Other items, principally trade accruals	14,393	11,615
	$135,189	$128,693

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives.

Changes in accrued warranty costs were as follows (in thousands):

	2012	2011
Balance as of January 1	$19,842	$18,252
Warranties provided during the period	11,298	11,225
Settlements made during the period	(13,002)	(12,068)
Changes in liability for pre-existing warranties during the period, including expirations	3,313	2,433
Balance as of December 31	$21,451	$19,842

The increase in the liability for pre-existing warranties, as shown above, is the result of product recalls related to various products.

Long-Term Debt

Debt as of December 31, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
$400,000,000 senior secured revolving credit facility, due in October 2015	$217,494	$247,063
Convertible senior subordinated debentures at 4.125%, due in February 2027	10,009	9,797
Other notes and lease obligations	7,299	8,624
	234,802	265,484
Less current maturities of long-term debt	(5,427)	(5,044)
	$229,375	$260,440

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The company's senior secured revolving credit agreement (the “Credit Agreement”), entered into on October 28, 2010, provides for a $400 million senior secured revolving credit facility maturing in October 2015. Pursuant to the terms of the Credit Agreement, the company may from time to time borrow, repay and reborrow up to an aggregate outstanding amount at any one time of $400 million, subject to customary conditions. The Credit Agreement also provides for the issuance of swing line loans. Borrowings under the Credit Agreement bear interest, at the company's election, at (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a margin; or (ii) a Base Rate Option plus a margin. The applicable margin is currently 2.00% per annum for LIBOR loans and 1.00% for the Base Rate Option loans based on the company's leverage ratio. In addition to interest, the company is required to pay commitment fees on the unused portion of the Credit Agreement. The commitment fee rate is currently 0.35% per annum. Like the interest rate spreads, the commitment fee is subject to adjustment based on the company's leverage ratio. The obligations of the borrowers under the Credit Agreement are secured by substantially all of the company's U.S. assets and are guaranteed by substantially all of the company's material domestic and foreign subsidiaries.

The Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that require the company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement) of no greater than 3.5 to 1, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement) of no less than 3.5 to 1. In addition, the Credit Agreement limited the amount of cash restructuring charges that could be excluded from the calculation of EBITDA to $15,000,000 over the life of the agreement. The company reached the limitation in the fourth quarter of 2012. As of December 31, 2012, the company's leverage ratio was 2.66 and the company's interest coverage ratio was 19.00 compared to a leverage ratio of 1.81 and an interest coverage ratio of 23.80 as of December 31, 2011. As of December 31, 2012, the company was in compliance with all covenant requirements and under the most restrictive covenant of the company's borrowing arrangements, the company had the capacity to borrow up to an additional $76,841,000.

The company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. In 2012, the company repurchased and extinguished $500,000 principal amount of its Convertible Senior Subordinated Debentures compared to $63,351,000 in 2011. As of December 31, 2012, the company had $13,350,000 remaining of Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the company believes that its exposure to interest rate fluctuations is manageable given that portions of the company's debt are at fixed rates into 2014, the company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the company's free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. The company is a party to interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements, as of December 31, 2012, for notional amounts of $15,000,000 through February 2013, $20,000,000 and $25,000,000 through May 2013, $18,000,000 through June 2013, $22,000,000 through September 2013 and $12,000,000 and 23,000,000 through April 2014 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 1.05%, 1.08%, 0.73%, 0.625%, 0.46%, 0.54% and 0.47%, respectively, for effective aggregate rates of 3.05%, 3.08%, 2.73%, 2.625%, 2.46%, 2.54% and 2.47%, respectively. As of December 31, 2012, the weighted average floating interest rate on borrowing was 2.21% compared to 2.28% as of December 31, 2011.

The Credit Agreement required the company to redeem, purchase or repurchase no less than $100 million in principal amount of the 9.75% Senior Notes previously due 2015 and/or the company’s 4.25% Convertible Senior Subordinated Debentures due 2027 (the “Convertible Notes”) by February 28, 2011. This was completed by December 31, 2010. After February 28, 2011, the company may redeem, purchase or repurchase the Convertible Notes so long as no event of default is then occurring or would be caused thereby and the company’s leverage ratio after such redemption, purchase or repurchase is not more than 3.00 to 1. The Credit Agreement provides for customary events of default with corresponding grace periods, including, among other things, failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and change of control.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In 2007, the company issued $135,000,000 principal amount of Convertible Senior Subordinated Debentures due 2027. The debentures are unsecured senior subordinated obligations of the company guaranteed by substantially all of the company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the company, or a combination of cash and common shares of the company, subject to certain conditions, and at the company’s discretion. The debentures allow the company to satisfy the conversion using any combination of cash or stock. The company intends to satisfy the accreted value of the debentures using cash. Assuming adequate cash on hand at the time of conversion, the company also intends to satisfy the conversion spread using cash, as opposed to stock. As of December 31, 2012, the principal amount of the company’s Convertible Notes exceeded the if-converted value of those notes by $4,571,000. During 2012, the company retired $500,000 compared to 2011 in which $63,351,000 in principal amount of Convertible Notes at a premium above par. In accordance with ASC 470-20, Convertible Debt, the company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt. The company recorded expense of $312,000 and $24,200,000 related to the loss on the debt extinguishment including the write-off of $11,000 and $1,554,000 of deferred financing fees, which were previously capitalized in 2012 and 2011, respectively.

The company includes the dilutive effect of shares necessary to settle the conversion spread in the Net Earnings per Share- Assuming Dilution calculation unless such amounts are anti-dilutive. The initial conversion rate is 40.3323 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $24.79 per share. Holders of the debentures can convert the debt to common stock if the company’s common stock price is at a level in excess of $32.23, a 30% premium to the initial conversion price for at least 20 trading days during a period of 30 consecutive trading days preceding the date on which the notice of conversion is given. At a conversion price of $32.23 (30% premium over $24.79), the full conversion of the convertible debt equates to 539,000 shares. The debentures are redeemable at the company’s option, subject to specified conditions, on or after February 6, 2012 through and including February 1, 2017. The company may redeem some or all of the debentures for cash on or after February 1, 2017. Holders have the right to require the company to repurchase all or some of their debentures upon the occurrence of certain circumstances on February 1, 2017 and 2022. The company evaluated the terms of the call, redemption and conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did not require separate accounting as derivatives. The notes, debentures and common shares issuable upon conversion of the debentures have been registered under the Securities Act.

The components of the company’s convertible debt as of December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Carrying amount of equity component	$25,381	$25,216

Principal amount of liability component	$13,350	$13,850
Unamortized discount	(3,341)	(4,053)
Net carrying amount of liability component	$10,009	$9,797

The unamortized discount of $3,341,000 is to be amortized through February 2017. The effective interest rate on the liability component was 11.5% for 2007 through 2011. Non-cash interest expense of $577,000, $1,565,000 and $3,198,000 was recognized in 2012, 2011 and 2010, respectively, in comparison to actual interest expense paid of $560,000, $1,670,000 and $4,178,000 based on the stated coupon rate of 4.125%, for each of the same periods. The convertible debt was not convertible as of December 31, 2012 nor was the convertible debt conversion price threshold of $32.23 met during 2012.

Included in the $400,000,000 senior secured revolving credit facility, there were no borrowings denominated in foreign currencies as of December 31, 2011 or December 31, 2012. For 2012 and 2011, the weighted average interest rate on all borrowings was 2.36% and 2.64%, respectively.

The aggregate minimum maturities of long-term debt for each of the next five years are as follows: $5,427,000 in 2013, $1,110,000 in 2014, $214,053,000 in 2015, $1,124,000 in 2016, and $1,195,000 in 2017. Interest paid on all borrowings was $8,866,000, $10,789,000 and $28,341,000 in 2012, 2011 and 2010, respectively.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Long-Term Obligations

Other long-term obligations as of December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Supplemental Executive Retirement Plan liability	$27,460	$27,488
Product liability	17,011	18,280
Deferred income taxes	30,123	28,948
Deferred compensation	11,774	9,937
Other	25,827	21,497
Total long-term obligations	$112,195	$106,150

Leases and Commitments

The company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2012, the company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2024. Lease expenses were approximately $24,391,000 in 2012, $24,377,000 in 2011 and $20,966,000 in 2010.

The amount of buildings and equipment capitalized in connection with capital leases was $14,416,000 and $14,643,000 at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, accumulated amortization was $6,982,000 and $5,914,000, respectively, which is included in depreciation expense.

Future minimum operating and capital lease commitments, as of December 31, 2012, are as follows (in thousands):

Year	Capital Leases	Operating Leases
2013	$1,443	$21,266
2014	1,386	14,043
2015	1,375	9,297
2016	1,372	5,004
2017	1,366	3,820
Thereafter	2,216	3,309
Total future minimum lease payments	9,158	$56,739
Amounts representing interest	(1,967)
Present value of minimum lease payments	$7,191

Retirement and Benefit Plans

Substantially all full-time salaried and hourly domestic employees are included in the Invacare Retirement Savings Plan sponsored by the company. The company makes matching cash contributions up to 66.7% of employees’ contributions up to 3% of compensation. The company also makes quarterly contributions to this Plan equal to a percentage of qualified wages as determined by resolution of the Compensation and Management Development Committee of the Board of Directors. In 2012 quarterly contributions were made at 1% of qualified wages per a July 1, 2011 resolution of the Compensation and Management Development Committee of the Board of Directors in which the contribution percentage was reduced from 4% to 1% of qualified wages. The company may make discretionary contributions to the domestic plans based on an annual resolution of the Board of Directors. Contribution expense for the Invacare Retirement Savings Plan in 2012, 2011 and 2010 was $3,620,000, $5,599,000 and $7,153,000, respectively.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The company sponsors a Deferred Compensation Plus Plan covering certain employees, which provides for elective deferrals and the company retirement deferrals so that the total retirement deferrals equal amounts that would have contributed to the company’s principal retirement plans if it were not for limitations imposed by income tax regulations.

The company also sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. Effective December 31, 2008, the SERP was amended, in part to comply with IRS Section 409A. As a result of the amendment, the plan became a defined benefit cash balance plan for the non-retired participants and thus, future payments by the company will be made based upon a cash balance formula with interest credited at a rate determined annually by the Compensation and Management Development Committee of the Board of Directors. In 2012 interest was credited at 0% in accordance with a July 1, 2011 resolution of the Compensation and Management Development Committee of the Board of Directors in which the interest crediting rate was reduced from 6% per annum to 0% effective as of for active participants in the SERP. The plan continues to be unfunded with individual hypothetical accounts maintained for each participant.

The SERP projected benefit obligation related to this unfunded plan was $27,851,000 and $27,879,000 at December 31, 2012 and 2011, respectively, and the accumulated benefit obligation was $27,851,000 and $27,879,000 at December 31, 2012 and 2011, respectively. The projected benefit obligations were calculated using an assumed future salary increase of 4% at both December 31, 2012 and 2011. The assumed discount rate, relevant for three participants unaffected by plan conversion was 4.05% and 4.4% for 2012 and 2011, respectively, based upon the discount rate on high-quality fixed-income investments without adjustment. The retirement age was 65 for both 2012 and 2011. Expense for the plan in 2012, 2011 and 2010 was $370,000, $1,765,000, and $2,176,000, respectively of which $187,000, $904,000, and $1,535,000 was related to interest cost with the remaining portion related to service costs, prior service costs and other gains/losses. Benefit payments in 2012, 2011 and 2010 were $398,000, $410,000 and $1,592,000, respectively. In 2011, benefit payments included a lump sum distribution to a plan participant.

In 2005, the company began sponsoring a Death Benefit Only Plan (DBO) for certain key executives that provides a benefit equal to three times the participant’s final target earnings should the participant’s death occur while an employee and a benefit equal to one times the participant’s final earnings upon the participant’s death after normal retirement or post-employment. Expense for the plan in 2012, 2011 and 2010 was $509,000, $536,000, and $399,000, respectively, of which $412,000, $449,000, and $235,000 was related to service cost and accrual adjustments with the remaining portion related to interest costs. There were no benefit payments in 2012, 2011 or 2010.

In conjunction with these non-qualified and unfunded U.S. defined benefit plans, the company has invested in life insurance policies related to certain employees to help satisfy these future obligations.

In Europe, the company maintains defined benefit plans in Switzerland and in the Netherlands. In Switzerland, a statutory pension plan is maintained with a private insurance company and, in accordance with Swiss law, the plan functions as a defined contribution plan whereby employee and employer contributions are defined as a percentage of individual salary depending on the age of the employee and a guaranteed interest rate, which is annually defined by the Swiss Pension Fund. Under U.S. GAAP, the plan is treated as a defined benefit plan. In the Netherlands, the statutory pension plan contains benefits and provisions for an Old Age Pension benefit that starts at age 65 and is payable until death and a Survivors Pension that starts immediately after the death of the insured and is payable until the death of the surviving spouse. The plan also provides for a Temporary Survivors Pension, an Orphans Pension and Premium Waiver During Disability. Under U.S. GAAP the plan is treated as a defined benefit plan. Income for the plans was $105,000 in 2012 and $215,000 in 2011 versus expense of $23,000 in 2010.

Accumulated other comprehensive income associated with the SERP, Swiss pension plan, Netherlands pension plan and DBO was $5,613,000 and $4,781,000 as of December 31, 2012 and 2011, respectively for a net change of $832,000 with $744,000 in net periodic benefit costs recognized during the year.

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

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The 2003 Performance Plan, as amended (the “2003 Plan”), allows the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to grant up to 6,800,000 Common Shares in connection with incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock), which includes the addition of 3,000,000 Common Shares authorized for issuance under the 2003 Plan, as approved by the company’s shareholders on May 21, 2009. The maximum aggregate number of Common Shares that may be granted during the term of the 2003 Plan pursuant to all awards, other than stock options, is 1,300,000 Common Shares. The Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards. During 2012, 2011 and 2010, the Committee granted 761,892, 608,896 and 646,797 non-qualified stock options, respectively, each having a term of ten years and generally granted at the fair market value of the company’s Common Shares on the date of grant under the 2003 Plan. There were no stock appreciation rights outstanding at December 31, 2012, 2011 or 2010.

Restricted stock awards for 118,200, 101,329, and 92,900 shares were granted in years 2012, 2011 and 2010 without cost to the recipients. The 2012 weighted average fair value of the 2012 restricted stock awards was $13.41. The restricted stock awards vest ratably over the four years after the award date. There were 96,520 restricted stock awards with a weighted average fair value of $23.59 that vested in 2012 and 10,631 restricted stock awards were forfeited in 2012.

At December 31, 2012 and 2011, there were 260,548 and 249,499 shares, respectively, for restricted stock awards that were unvested. Unearned restricted stock compensation of $4,323,000 in 2012, $5,227,000 in 2011 and $5,190,000 in 2010, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period. Compensation expense of $2,241,000, $2,199,000 and $2,022,000 was recognized in 2012, 2011 and 2010, respectively, related to restricted stock awards granted since 2004.

The 2003 Plan and the 1994 Performance Plan have provisions that allow employees to exchange mature shares to pay the exercise price and surrender shares from the options or restricted awards to cover the minimum tax withholding obligation. Under these provisions, the company acquired approximately 35,000 treasury shares for $459,000 in 2012, 31,000 shares for $676,000 in 2011 and 280,000 shares for $7,830,000 in 2010.

The following table summarizes information about stock option activity for the three years ended 2012, 2011 and 2010:

	2012	Weighted Average Exercise Price	2011	Weighted Average Exercise Price	2010	Weighted Average Exercise Price
Options outstanding at January 1	4,455,365	$28.99	4,484,195	$29.60	4,619,528	$29.28
Granted	761,892	13.44	608,896	24.57	646,797	25.22
Exercised	(9,417)	10.70	(178,744)	23.15	(399,144)	23.08
Canceled	(543,206)	31.52	(458,982)	31.42	(382,986)	25.07
Options outstanding at December 31	4,664,634	$26.21	4,455,365	$28.99	4,484,195	$29.60
Options exercise price range at December 31	13.37 to		10.70 to		10.70 to
	$47.80		$47.80		$47.80
Options exercisable at December 31	3,074,275		2,960,317		2,941,772
Options available for grant at December 31*	1,248,033		1,914,574		2,478,905
 ________________________

*	Options available for grant as of December 31, 2012 reduced by net restricted stock award activity of 694,337.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 12/31/12	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price	Number Exercisable At 12/31/12	Weighted Average Exercise Price
$ 13.37 – $15.00	742,186	9.6	$13.39	1,986	$13.37
$ 15.01 – $25.00	1,774,431	6.8	22.50	1,198,832	22.15
$ 25.01 – $35.00	1,064,676	6.8	25.85	790,117	25.98
$ 35.01 – $47.80	1,083,341	1.7	41.45	1,083,340	41.45
Total	4,664,634	5.8	$26.21	3,074,275	$29.93

The plans provide that shares granted come from the company’s authorized but un-issued Common Shares or treasury shares. In addition, the company’s stock-based compensation plans allow participants to exchange mature shares for the exercise price and surrender shares for minimum withholding taxes, which results in the company acquiring treasury shares. Pursuant to the plans, the Committee has established that the majority of the 2012 grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. Accordingly, for the stock options issued in 2012, 2011 and 2010, 25% of such options vested in the year following issuance. The stock options awarded during such years provided a four-year vesting period whereby options vest equally in each year. The 2012, 2011 and 2010 expense has been adjusted for estimated forfeitures of awards that will not vest because service or employment requirements have not been met.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2012	2011	2010
Expected dividend yield	0.4%	0.2%	0.21%
Expected stock price volatility	41.0%	37.3%	39.6%
Risk-free interest rate	0.94%	1.11%	1.57%
Expected life in years	6.0	5.9	3.9
Forfeiture percentage	7.6%	6.9%	10.5%

Expected stock price volatility is calculated at each date of grant based on historical stock prices for a period of time commensurate with the expected life of the option. The weighted-average fair value of options granted during 2012, 2011 and 2010 was $5.14, $8.88 and $7.83, respectively. The weighted-average remaining contractual life of options outstanding at December 31, 2012, 2011 and 2010 was 5.8, 5.7 and 5.8 years, respectively. The weighted-average contractual life of options exercisable at December 31, 2012 was 4.3 years. The total intrinsic value of stock awards exercised in 2012, 2011 and 2010 was $41,000, $1,429,000 and $1,928,000, respectively. As of December 31, 2012, the intrinsic value of all options outstanding and of all options exercisable was $2,161,000 and $6,000, respectively.

The exercise of stock awards in 2012, 2011 and 2010 resulted in cash received by the company totaling $0, $4,139,000 and $2,912,000 for each period, respectively with no tax benefits for any period. The total fair value of awards vested during 2012, 2011 and 2010 was $4,398,000, $4,362,000 and $5,261,000, respectively.

As of December 31, 2012, there was $14,021,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested options and shares, which includes $4,323,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years. Prior to the adoption of ASC 718, Compensation—Stock Compensation, the company presented all tax benefit deductions resulting from the exercise of stock options as a component of operating cash flows in the Consolidated Statement of Cash Flows. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options is classified as a component of financing cash flows.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Effective July 8, 2005, the company adopted a new Rights Agreement to replace the company’s previous shareholder rights plan, which expired on July 7, 2005. In order to implement the new Rights Agreement, the Board of Directors declared a dividend of one Right for each outstanding share of the company’s Common Shares and Class B Common Shares to shareholders of record at the close of business on July 19, 2005. Each Right entitles the registered holder to purchase from the company one one-thousandth of a Series A Participating Serial Preferred Share, without par value, at a Purchase Price of $180.00 in cash, subject to adjustment. The Rights will not become exercisable until after a person (an “Acquiring ”) has acquired, or obtained the right to acquire, or commences a tender offer to acquire, shares representing 30% or more of the company’s outstanding voting power, subject to deferral by the Board of Directors. After the Rights become exercisable, under certain circumstances, the Rights may be exercisable to purchase Common Shares of the company, or common shares of an acquiring company, at a price equal to the exercise price of the Right divided by 50% of the then current market price per Common Share or acquiring company common share, as the case may be. The Rights will expire on July 18, 2015 unless previously redeemed or exchanged by the company. The company may redeem and terminate the Rights in whole, but not in part, at a price of $0.001 per Right at any time prior to 10 days following a public announcement that an Acquiring Party has acquired beneficial ownership of shares representing 30% or more of the company’s outstanding voting power, and in certain other circumstances described in the Rights Agreement.

Capital Stock

Capital stock activity for 2012, 2011 and 2010 consisted of the following (in thousands of shares):

	Common Stock Shares	Class B Shares	Treasury Shares
January 1, 2010 Balance	33,048	1,111	(1,834)
Exercise of stock options	399	—	(247)
Restricted stock awards	87	—	(33)
Purchase of shares for treasury	—	—	(205)
Conversion of Class B to Common	25	(25)	—
December 31, 2010 Balance	33,559	1,086	(2,319)
Exercise of stock options	180	—	—
Restricted stock awards	96	—	(31)
Purchase of shares for treasury	—	—	(750)
December 31, 2011 Balance	33,835	1,086	(3,100)
Exercise of stock options	10	—	(8)
Restricted stock awards	107	—	(27)
December 31, 2012 Balance	33,952	1,086	(3,135)

Stock awards for 10,631, 4,900 and 5,600 shares were canceled in 2012, 2011 and 2010.  For 2012, 2011 and 2010, annualized dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid, respectively.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Charges Related to Restructuring Activities

The company's restructuring charges recorded in 2011 and 2012 were necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations. While the company's restructuring efforts have been executed on a timely basis resulting in operating cost savings, the savings have been more than offset by continued margin decline, principally as a result of product mix, and higher regulatory and compliance costs related to quality system improvements which are unrelated to the restructuring actions. The company expects any near-term cost savings from restructuring will be offset by higher regulatory and compliance costs related to quality system improvements at least until the company has completed its quality systems remediation efforts.

The company's restructuring commenced in the second quarter of 2011 with the company's decision to close the Hong, Denmark assembly facility as part of the company's ongoing globalization initiative to reduce complexity in the company's supply chain which is intended to reduce expenses to help offset pricing pressures. In the third quarter of 2011, the company continued to execute on the closure of the Hong, Denmark assembly facility and initiated the closure of a smaller facility in the U.S. Charges for the quarter ended December 31, 2011 were primarily incurred at the company's corporate headquarters for severance, with additional costs incurred as a result of the closure of the Hong, Denmark facility. The facility closures were completed in 2012 in addition to the elimination of various positions principally in the North America/Home Medical Equipment (HME) and Asia/Pacific segments.

Charges for the year ended December 31, 2011 totaled $10,534,000 including charges for severance ($8,352,000), contract exit costs primarily related to the closure of the Hong, Denmark assembly facility ($1,788,000) and inventory write-offs ($277,000) recorded in cost of products sold and miscellaneous costs ($117,000). The majority of the 2011 North America/HME charges were incurred for severance, primarily at the corporate headquarters as the result of the elimination of various positions principally in sales and administration in Elyria, Ohio. These eliminations were permanent reductions in workforce which primarily resulted in reduced selling, general and administrative expenses. In Europe, the charges were the result of the closure of the company's Hong, Denmark facility. The assembly activities were transferred to other company facilities or outsourced to third parties. This closure enabled the company to reduce fixed operating costs related to the facility and reduce headcount with the transfer of a portion of the production to other company facilities. The majority of the 2011 charges have now been paid out and were funded with operating cash flows.

Charges for the year ended December 31, 2012 totaled $11,395,000 including charges for severance ($6,775,000), lease termination costs ($1,725,000), building and asset write-downs, primarily related to the closure of the Hong, Denmark assembly facility, and other miscellaneous charges in Europe and Asia/Pacific ($2,404,000) and inventory write-offs ($491,000) in Asia/Pacific recorded in cost of products sold. Severance charges were primarily incurred in the North America/HME segment ($4,242,000), Asia/Pacific segment ($1,681,000) and Europe segment ($817,000). The charges were incurred as a result of the elimination of various positions as part of the company's globalization initiatives. In addition, a portion of the North America/HME segment severance was related to positions eliminated, principally in sales and marketing as well as manufacturing, at the company's Taylor Street facility as a result of the FDA consent decree. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the company. In Europe, positions were eliminated as a result of finalizing the exit from the manufacturing facility in Denmark and an elimination of a senior management position in Switzerland. In Asia/Pacific, at the end of October 2012, the company's management approved a plan to restructure the company's operations in this segment. In Australia, the company consolidated offices / warehouses, decrease staffing and exited various activities while returning to a focus on distribution. At the company's subsidiary, which produces microprocessor controllers, the company decided to cease the contract manufacturing business for companies outside of the healthcare industry. Payments for the year ended December 31, 2012 were $9,381,000 and were funded with operating cash flows. The majority of the 2012 charges are expected to be paid out within the next twelve months. To date, the company's liquidity has not been materially impacted.

There have been no material changes in accrued balances related to the charges, either as a result of revisions in the plan or changes in estimates. In addition, the savings anticipated as a result of the company's restructuring plans have been or are expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting Selling, General and Administrative expenses, and to a lesser extent, Costs of Products Sold. However, in 2011 and into 2012, these savings have been more than offset by continued margin decline, principally as a result of product mix, and higher regulatory and compliance costs related to quality system improvements, which are unrelated to the restructuring actions.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Inventory	Lease Terminations	Other	Total
December 31, 2010 Balance
Total	$—	$—	$—	$—	$—
Charges
NA/HME	4,755	—	—	4	4,759
IPG	123	—	—	—	123
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,352	277	1,788	117	10,534
Payments
NA/HME	(1,663)	—	—	(4)	(1,667)
IPG	(52)	—	—	—	(52)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,447)	(277)	(1,714)	(117)	(5,555)
December 31, 2011 Balance
NA/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	4,905	—	74	—	4,979
Charges
NA/HME	4,242	—	5	—	4,247
IPG	35	—	—	—	35
Europe	817	—	53	1,223	2,093
Asia/Pacific	1,681	491	1,667	1,181	5,020
Total	6,775	491	1,725	2,404	11,395
Payments
NA/HME	(3,587)	—	(5)	—	(3,592)
IPG	(106)	—	—	—	(106)
Europe	(1,964)	—	(127)	(1,223)	(3,314)
Asia/Pacific	(812)	(340)	(42)	(1,175)	(2,369)
Total	(6,469)	(340)	(174)	(2,398)	(9,381)
December 31, 2012 Balance
NA/HME	3,747	—	—	—	3,747
IPG	—	—	—	—	—
Europe	595	—	—	—	595
Asia/Pacific	869	151	1,625	6	2,651
Total	$5,211	$151	$1,625	$6	$6,993

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Income Taxes

Earnings (loss) from continuing operations before income taxes consist of the following (in thousands):

	2012	2011	2010
Domestic	$(21,984)	$(21,635)	$(30,212)
Foreign	31,958	12,497	54,156
	$9,974	$(9,138)	$23,944

The company has provided for income taxes (benefits) from continuing operations as follows (in thousands):

	2012	2011	2010
Current:
Federal	$(8,043)	$3,244	$4,749
State	816	680	329
Foreign	21,154	13,008	9,729
	13,927	16,932	14,807
Deferred:
Federal	3,968	(3,474)	(1,696)
Foreign	348	(4,078)	(771)
	4,316	(7,552)	(2,467)
Income Taxes	$18,243	$9,380	$12,340

Included in the 2010 Federal current tax benefit is a benefit of $7,750,000 resulting from the carryback of the 2008 Federal domestic net operating loss as a result of the Worker, Homeownership and Business Assistance Act of 2010, which became effective in November of 2010. The deferred tax asset previously recorded by the company, related to the loss carryforward, was fully offset by a tax valuation allowance. Included in the 2012 Federal current tax benefit is a benefit of $5,758,000 related to an intra-period allocation to continuing operations. A charge in an equal amount is in discontinued operations. A reconciliation to the effective income tax rate from the federal statutory rate is as follows:

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	2012	2011	2010
Statutory federal income tax rate	35.0%	(35.0)%	35.0%
State and local income taxes, net of federal income tax benefit	5.3	4.9	0.9
Tax credits	(4.9)	(13.5)	(65.4)
Foreign taxes at less than the federal statutory rate excluding valuation allowances	(34.7)	(54.5)	(38.8)
Federal and foreign valuation allowance	274.3	56.8	24.7
Non-deductible extinguishment and debt finance costs	0.7	28.2	13.4
Withholding taxes	7.0	(0.4)	(0.6)
Compensation	0.7	3.4	(0.5)
Dividends	(1.1)	28.8	87.1
Life insurance	(6.5)	(7.5)	(1.8)
Foreign branch activity	(8.4)	(15.5)	(5.4)
Uncertain tax positions	88.9	1.2	(2.8)
Goodwill and intangible asset impairment (Asia/Pacific)	—	154.5	—
Foreign tax audit settlement	—	(54.1)	—
Basis difference, asset held for sale	(173.7)	—	—
Other, net	0.3	5.3	5.7
	182.9%	102.6%	51.5%

The foreign tax audit settlement above relates to a tax settlement in Germany as the German government agreed to follow a European Court of Justice case and a German Tax Court case that impacted an open tax return year for a benefit of $4,947,000 or $0.15 per diluted share.

At December 31, 2012, total deferred tax assets were $128,535,000, total deferred tax liabilities were $40,899,000 and the tax valuation allowance total was $119,895,000 for a net deferred income tax liability of $32,259,000 compared to total deferred tax assets of $106,197,000, total deferred tax liabilities of $43,095,000 and a tax valuation allowance total of $90,430,000 for a net deferred income tax liability of $27,328,000 at December 31, 2011. Significant components of deferred income tax assets and liabilities at December 31, 2012 and 2011 are as follows (in thousands):

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	2012	2011
Current deferred income tax assets (liabilities), net:
Loss carryforwards	$107	$2,017
Bad debt	7,296	8,585
Warranty	4,929	4,591
State and local taxes	2,761	2,687
Other accrued expenses and reserves	2,611	5,846
Inventory	2,388	1,549
Compensation and benefits	2,439	2,644
Product liability	292	292
Basis difference, asset held for sale	17,320	—
Valuation allowance	(40,020)	(23,374)
Other, net	(2,259)	(3,217)
	$(2,136)	$1,620
Long-term deferred income tax assets (liabilities), net:
Goodwill & intangibles	(23,752)	(24,042)
Convertible debt	(810)	(941)
Fixed assets	(14,078)	(14,895)
Compensation and benefits	15,915	14,388
Loss and credit carryforwards	48,747	43,603
Product liability	3,812	4,236
State and local taxes	11,608	10,734
Valuation allowance	(79,875)	(67,056)
Other, net	8,310	5,025
	$(30,123)	$(28,948)
Net Deferred Income Taxes	$(32,259)	$(27,328)

The company recorded a valuation allowance for its domestic net deferred tax assets due to a domestic loss recognized in each year from 2007 through 2012 and based upon near term domestic projections. For 2011, the company had a domestic current tax return liability of $3,140,000 and for 2012 the company estimates a domestic current tax return liability of approximately $0 and has recorded a deferred tax asset equal to these amounts. In addition, during 2007 through 2012, the company also recorded valuation allowances for certain foreign country net deferred tax assets where recent performance results in a three year cumulative loss and near term projections do not warrant substantial positive evidence to overcome the past losses. The company made net payments for income taxes of $10,837,000, $14,290,000, and $2,600,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, the company had foreign tax loss carryforwards of approximately $46,483,000 of which $46,056,000 are non-expiring and $427,000 expire in 2027, of which $45,128,000 are offset by valuation allowances. At December 31, 2012, the company also had $380,000,000 of domestic state and local tax loss carryforwards, of which $156,000,000 expire between 2013 and 2016, $128,000,000 expire between 2017 and 2026 and $96,000,000 expire after 2027. The company has domestic federal tax credit carryforwards of $35,372,000 of which $12,695,000 expire between 2014 and 2018 and $22,362,000 expire between 2019 and 2022, $68,000 expire in 2031 and $247,000 or indefinite.

As of December 31, 2012 and 2011, the company had a liability for uncertain tax positions, excluding interest and penalties of $9,401,000 and $3,525,000, respectively. The company does not believe there will be a material change in its unrecognized tax positions over the next twelve months.

The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $9,401,000 and $3,525,000 at December 31, 2012 and 2011, respectively.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2012	2011
Balance at beginning of year	$4,075	$4,500
Additions to:
Positions taken during the current year	516	475
Positions taken during a prior year	6,055	105
Deductions due to:
Exchange rate impact	(14)	20
Positions taken during a prior year	(118)	(545)
Settlements with taxing authorities	(621)	(195)
Lapse of statute of limitations	(42)	(285)
Balance at end of year	$9,851	$4,075

The company recognizes interest and penalties associated with uncertain tax positions in income tax expense. During 2012, 2011 and 2010 the (expense) benefit for interest and penalties was $(3,309,000), $20,000 and $1,150,000, respectively. The company had approximately $4,029,000 and $720,000 of accrued interest and penalties as of December 31, 2012 and 2011, respectively.

Included in the 2012 amounts above is an accrual of tax ($5,995,000) and interest ($3,341,000) resulting from a foreign audit related to years before 2012.

The company and its subsidiaries file income tax returns in the U.S. and certain foreign jurisdictions. The company is subject to U.S. federal income tax examinations for calendar years 2009 to 2012, and is subject to various U.S. state income tax examinations for 2008 to 2012. With regards to foreign income tax jurisdictions, the company is generally subject to examinations for the periods 2006 to 2012.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share.

	2012	2011	2010
	(In thousands except per share data)
Basic
Average common shares outstanding	31,641	31,958	32,393

Net earnings (loss) from continuing operations	$(8,269)	$(18,518)	$11,604
Net earnings from discontinued operations	$10,096	$14,405	$13,737
Net earnings (loss)	$1,827	$(4,113)	$25,341

Net earnings (loss) per common share from continuing operations	$(0.26)	$(0.58)	$0.36
Net earnings per common share from discontinued operations	$0.32	$0.45	$0.42
Net earnings (loss) per common share	$0.06	$(0.13)	$0.78

Diluted
Average common shares outstanding	31,641	31,958	32,393
Shares related to convertible debt	—	—	163
Stock options and awards	230	397	138
Average common shares assuming dilution	31,871	32,355	32,694

Net earnings (loss) from continuing operations	$(8,269)	$(18,518)	$11,604
Net earnings from discontinued operations	$10,096	$14,405	$13,737
Net earnings (loss)	$1,827	$(4,113)	$25,341

Net earnings (loss) per common from continuing operations *	$(0.26)	$(0.58)	$0.35
Net earnings per common from discontinued operations	$0.32	$0.45	$0.42
Net earnings (loss) per common share *	$0.06	$(0.13)	$0.78

* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic in periods in which there is a net loss.

At December 31, 2012, 2011 and 2010, 4,537,282, 2,355,567 and 2,396,061 shares associated with stock options, respectively were excluded from the average common shares assuming dilution, as they were anti-dilutive. At December 31, 2012, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $15.27 for 2012. For the 2012 and 2011 Net Earnings (Loss) per Share calculation, all of the shares associated with stock options were anti-dilutive because of the company's loss. In 2011, the majority of the anti-dilutive shares were granted at an exercise price of $24.45, which was lower than the average fair market value price of $27.40 for 2011. In 2010, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $25.82 for 2010. Shares necessary to settle a conversion spread on the convertible notes were included in the common shares assuming dilution as the average market price of the company stock for 2010 did exceed the conversion price, which was not the case in 2012 and 2011.

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. Invacare utilizes De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation of $9,155,000 at December 31, 2012 to DLL for events of default under the contracts, which total $63,231,000 at December 31, 2012. Guarantees, ASC 460, requires the company to record a guarantee liability as it relates to the limited recourse obligation. As such, the company has recorded a liability of $274,000 for this guarantee obligation within accrued expenses.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The company’s top 10 customers accounted for approximately 16.5% of 2012 net sales. The loss of business of one or more of these customers may have a significant impact on the company, although no single customer accounted for more than 3.9% of the company’s 2012 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the company.

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

During 2012, the company was a party to interest rate swap agreements that qualified as cash flow hedges and effectively converted floating-rate debt to fixed-rate debt, so the company could avoid the risk of changes in market interest rates. The gains or losses on interest rate swaps are reflected in interest expense on the consolidated statement of comprehensive income (loss).

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits it hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $176,784,000 and $189,793,000 matured during the twelve months ended December 31, 2012 and 2011, respectively.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	December 31, 2012		December 31, 2011
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$—	$—	$3,324	$104
USD / CAD	17,620	(6)	8,424	29
USD / CNY	—	—	8,130	(16)
USD / EUR	59,510	(797)	42,267	701
USD / GBP	2,519	(3)	1,806	19
USD / NZD	—	—	8,256	86
USD / SEK	—	—	4,520	19
USD / MXP	6,954	141	14,029	(146)
EUR / AUD	—	—	1,220	(48)
EUR / CHF	—	—	5,433	(22)
EUR / GBP	2,077	46	17,201	9
EUR / NZD	5,749	105	7,009	505
GBP / CHF	—	—	929	(5)
GBP / SEK	4,154	25	1,690	12
CHF / SEK	—	—	271	(2)
DKK / SEK	6,397	(47)	—	—
NOK / CHF	—	—	436	(1)
NOK / SEK	3,428	(4)	—	—
	$108,408	$(540)	$124,945	$1,244

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The company utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the company in 2012 or 2011 related to these forward contracts and the associated short-term intercompany trading receivables and payables.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in 2012 and 2011, respectively, and outstanding were as follows (in thousands USD):

	December 31, 2012		December 31, 2011
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
CAD / USD	$22,194	$(90)	$2,146	$12
EUR / USD	18,060	416	—	—
CHF / USD	2,144	42	3,419	(118)
GBP / USD	3,514	60	—	—
CAD / AUD	1,508	3	—	—
EUR / AUD	1,928	51	—	—
GBP / AUD	1,356	26	—	—
NOK / AUD	1,039	40	—	—
NZD / AUD	2,128	25	—	—
SEK / CAD	—	—	2,545	52
EUR / CAD	—	—	4,244	(10)
EUR / DKK	11,555	(28)	3,482	—
	$65,426	$545	$15,836	$(64)

The fair values of the company’s derivative instruments were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	$375	$915	$1,621	$377
Interest rate swap contracts	—	316	18	388
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward contracts	687	142	64	128
Total derivatives	$1,062	$1,373	$1,703	$893

The fair values of the company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The effect of derivative instruments on the Statement of Operations and Other Comprehensive Income (OCI) was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year ended December 31, 2012
Foreign currency forward contracts	$(5,547)	$3,763	$4
Interest rate swap contracts	54	—	—
	$(5,493)	$3,763	$4
Year ended December 31, 2011
Foreign currency forward contracts	$925	$(250)	$(7)
Interest rate swap contracts	(370)	—	—
	$555	$(250)	$(7)

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain Recognized in Income on Derivatives
Year ended December 31, 2012
Foreign currency forward contracts			$545
Year ended December 31, 2011
Foreign currency forward contracts			$83

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. In 2012, net sales were increased by $155,000 and cost of product sold was decreased by $3,608,000 for a net realized gain of $3,763,000. In 2011, net sales were increased by $3,080,000 and cost of product sold was increased by $3,330,000 for a net realized loss of $250,000 compared to a net gain of $2,803,000 in 2010.

The company recognized incremental expense of $600,000 and $385,000 in 2012 and 2011, respectively related to interest rate swap agreements which are reflected in interest expense on the consolidated statement of comprehensive income (loss).

A gain of $545,000 and a gain of $83,000 was recognized in selling, general and administrative (SG&A) expenses in 2012 and 2011, respectively, on ineffective foreign currency forward contracts as well as foreign currency forward contracts not designated as hedging instruments that are entered into to offset gains/losses on intercompany trade payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade payables.

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

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

 The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
December 31, 2012:
Forward Exchange Contracts—net	$5	—	$5	—
Interest Rate Swap Agreements—net	(316)	—	(316)	—
December 31, 2011:
Forward Exchange Contracts—net	$1,180	—	$1,180	—
Interest Rate Swap Agreements—net	(370)	—	(370)	—

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

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The company recognized a net gain of $3,763,000 in 2012, a net loss of $250,000 in 2011 and a net gain of $2,803,000 in 2010 on ASC 815 designated derivatives. Gains or losses recognized as the result of the settlement of forward contracts are recognized in cost of products sold for hedges of inventory transactions, sales for hedges of forecasted sales or selling, general and administrative expenses for other hedged transactions. The company’s forward contracts are included in Other Current Assets or Accrued Expenses in the Consolidated Balance Sheets.

The carrying amounts and fair values of the company’s financial instruments at December 31, 2012 and 2011 are as follows (in thousands):

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$38,791	$38,791	$34,924	$34,924
Other investments	1,171	1,171	1,362	1,362
Installment receivables, net of reserves	2,594	2,594	7,477	7,477
Long-term debt (including current maturities of long-term debt)	(234,802)	(234,072)	(265,484)	(264,112)
Forward contracts in Other Current Assets	1,062	1,062	1,685	1,685
Forward contracts in Accrued Expenses	(1,057)	(1,057)	(505)	(505)
Interest rate swap agreements in Other Current Assets	—	—	18	18
Interest rate swap agreements in Accrued Expenses	(316)	(316)	(388)	(388)

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Long-term debt: Fair value for the company’s convertible debt is based on quoted market-based estimates as of the end of the year, while the revolving credit facility fair values are based upon the company’s estimate of the market for similar borrowing arrangements. These fair values are deemed to be categorized as Level 2 in the fair value hierarchy.

Other investments: The company has made other investments in limited partnerships and non-marketable equity securities, which are accounted for using the cost method, adjusted for any estimated declines in value. These investments were acquired in private placements and there are no quoted market prices or stated rates of return and the company does not have the ability to easily sell these investments. The company completes an evaluation of the residual value related to these investments in the fourth quarter of each year. No impairment was recognized in 2012 while immaterial losses were recognized in the fourth quarters of 2011 and 2010 and included in the All Other segment.

Other Intangibles and Goodwill: Under Intangibles—Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To review goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of the each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method (DCF) model in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant view and yielded a discount rate of 9.88% in 2012 for the company's initial impairment analysis compared to 9.27% in 2011 and 9.59% in 2010.
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
While there was no indication of impairment in 2012 related to goodwill for any segment with goodwill, a future potential impairment is possible for any of the company's segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2012 impairment analysis and determined that there still would not be any indicator of potential impairment for the segments with goodwill which are Europe and IPG.
In 2011, as a result of reduced profitability in the Asia/Pacific segment in the fourth quarter of 2011, uncertainty associated with future market conditions, and based on the Step II calculated results, the company recorded an impairment charge related to goodwill in the Asia Pacific segment of $39,729,000 in the fourth quarter of 2011, which represented the entire goodwill amount for the segment.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

During the fourth quarter of 2012, the company recognized intangible write-down charges of $773,000 comprised of a trademark and developed technology impairments of $279,000 and $398,000, respectively, in the IPG segment and a patent impairment of $96,000 in the NA/HME segment. The fair values of the trademark and developed technology were calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value. The patent intangible asset was impaired as the intellectual property was deemed no longer viable and is no longer being used.
In the fourth quarter of 2011, the company recognized intangible write-down charges of $1,761,000 comprised of: customer list impairment of $625,000 in the IPG segment, customer list impairment of $508,000 in the NA/HME segment, indefinite-lived trademark impairment of $427,000 in the European segment and an intellectual property impairment of $201,000 in the Asia/Pacific segment. The fair value of the customer lists were calculated using an excess earnings method, using a discounted cash flow model. Estimated cash flow returns to the customer relationship were reduced by the cash flows required to satisfy the return requirements of each of the assets employed with the residual cash flow then discounted to value the customer relationship. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value. The intellectual properly intangible asset was impaired as the intellectual property was deemed no longer viable and is no longer being used.

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

Business Segments

The company operates in four primary business segments: North America/Home Medical Equipment (NA/HME), Institutional Products Group (IPG), Europe and Asia/Pacific.

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

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The information by segment is as follows (in thousands):

	2012	2011	2010
Revenues from external customers
North America/HME	$693,285	$746,782	$738,441
Institutional Products Group	148,648	124,121	97,419
Europe	546,543	544,537	506,069
Asia/Pacific	66,985	86,199	82,635
Consolidated	$1,455,461	$1,501,639	$1,424,564
Intersegment revenues
North America/HME	$104,291	$88,188	$83,316
Institutional Products Group	7,041	6,567	5,571
Europe	11,043	9,308	10,165
Asia/Pacific	32,587	32,876	33,616
Consolidated	$154,962	$136,939	$132,668
Depreciation and amortization
North America/HME	$12,190	$12,814	$15,674
Institutional Products Group	8,312	4,942	1,995
Europe	12,738	15,799	13,620
Asia/Pacific	4,505	4,645	4,941
All Other (1)	273	212	191
Discontinued Operations	$575	$471	$383
Consolidated	$38,593	$38,883	$36,804
Net interest expense (income)
North America/HME	$2,046	$5,893	$18,990
Institutional Products Group	4,378	2,729	530
Europe	(1,292)	(1,754)	721
Asia/Pacific	3,304	2,945	2,790
Consolidated	$8,436	$9,813	$23,031
Earnings (loss) before income taxes from continuing operations
North America/HME	$3,563	$35,477	$48,164
Institutional Products Group	11,029	12,378	9,130
Europe	31,488	33,579	39,344
Asia/Pacific	(11,795)	(35,141)	6,754
All Other (1)	(24,311)	(55,431)	(79,448)
Consolidated	$9,974	$(9,138)	$23,944
Assets
North America/HME (2)	$280,383	$295,457	$336,367
Institutional Products Group	118,190	117,626	67,506
Europe	683,751	689,596	660,620
Asia/Pacific (2)	39,605	50,604	92,322
All Other (1)	37,208	35,713	36,541
Discontinued Operations	103,157	92,058	87,044
Consolidated	$1,262,294	$1,281,054	$1,280,400

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	2012	2011	2010
Long-lived assets
North America/HME (2)	$62,853	$68,190	$81,426
Institutional Products Group	93,184	95,010	49,291
Europe	493,446	518,382	510,728
Asia/Pacific (2)	8,034	10,896	52,565
All Other (1)	36,828	35,361	36,105
Discontinued Operations	—	24,445	24,126
Consolidated	$694,345	$752,284	$754,241
Expenditures for assets
North America/HME	$6,959	$9,189	$7,407
Institutional Products Group	5,517	3,612	2,663
Europe	4,604	4,876	4,448
Asia/Pacific	2,439	3,480	2,224
All Other (1)	—	214	207
Discontinued Operations	$572	$789	$404
Consolidated	$20,091	$22,160	$17,353
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

(2)
IPG and NA/HME assets and long-lived assets included decreases of $677,000 and $96,000 due to intangible asset impairment write-offs in 2012. The 2011 Asia/Pacific assets and long-lived assets decrease includes decreases of 39,729,000 and $201,000 due to goodwill and intangible asset write-offs, respectively. NA/HME assets and long-lived assets included decreases of $7,990,000 and $508,000 due to the goodwill and intangible asset impairment write-offs, respectively, in 2011. The 2011 IPG assets and long-lived assets decrease includes a decrease of $1,052,000 related to intangible asset impairment write-offs in 2011.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net sales by product, are as follows (in thousands):

	2012	2011	2010
North America/HME
Lifestyle Products	$288,443	$295,342	$297,888
Mobility and Seating	257,886	284,633	294,792
Respiratory Therapy	134,892	153,468	131,260
Other(1)	12,064	13,339	14,501
	$693,285	$746,782	$738,441
Institutional Products Group
Continuing Care	$148,648	$124,121	$97,419
Europe
Lifestyle Products	$285,707	$293,425	$289,577
Mobility and Seating	204,613	209,732	183,271
Respiratory Therapy	42,700	27,866	20,493
Other(1)	13,523	13,514	12,728
	$546,543	$544,537	$506,069
Asia/Pacific
Mobility and Seating	$31,410	$36,483	$38,226
Lifestyle Products	15,448	20,151	21,216
Continuing Care	2,795	2,825	2,700
Respiratory Therapy	700	682	1,021
Other(1)	16,632	26,058	19,472
	$66,985	$86,199	$82,635
Total Consolidated	$1,455,461	$1,501,639	$1,424,564
   ________________________

(1)	Includes various services, including repair services, equipment rentals and external contracting.

No single customer accounted for more than 3.9% of the company’s sales.

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
As a medical device manufacturer, the company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Violations of law or regulations can result in administrative, civil and criminal penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on the company's business.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FDA Matters
The FDA regulates virtually all aspects of the development, testing, manufacturing, labeling, promotion, distribution and marketing of a medical device. The company's failure to comply with the regulatory requirements of the FDA and other applicable U.S. medical device regulatory requirements may subject the company to administrative or judicially imposed sanctions. These sanctions include warning letters, civil penalties, criminal penalties, injunctions, consent decrees, product seizure or detention, product recalls and total or partial suspension of production.
As part of its regulatory function, the FDA routinely inspects the sites of medical device companies, and in 2011 and 2010, the FDA inspected certain of the company's facilities. As previously disclosed, in December 2011, the FDA requested that the company agree to a consent decree of injunction with respect to the company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio, the proposed terms of which required the suspension of certain operations at those facilities until they are certified by the company and then determined by FDA to be in compliance with FDA quality system regulations.
In December 2012, the company reached agreement with the FDA on the terms of the consent decree, which was approved and made effective by the U.S. District Court for the Northern District of Ohio on December 21, 2012,. The consent decree limits the company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limits design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. However, the company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary products, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree and is able to fulfill purchase orders and quotes that were in the company's order fulfillment system prior to the effective date of the decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete a third-party expert certification audit and receive written notification from the FDA. The certification audit is to be comprised of three distinct reports. The expert certification audit will be followed by an FDA inspection of the company's compliance with the quality system regulations. Each of the three audits will result in a third-party expert report that will then be reviewed by the FDA which will complete its own review procedures. Once satisfied with the company's compliance, the FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities. The company cannot currently estimate the timing of the FDA written notifications. At the time of this filing, the company has initiated the first two of its third-party expert certification audits. Barring any unexpected developments or the requirement to perform additional remediation activities as a result of the third-party expert audits, the company expects the first two certification audits to be completed in the first quarter of 2013. As of the time of the filing of this Annual Report on Form 10-K, the third expert certification audit has commenced and the company plans to complete the audit in the second quarter of 2013. Because the FDA has the authority to reinspect at any time, the company cannot determine whether the FDA will elect to inspect after either the first or second third-party expert audits. According to the consent decree, the FDA has thirty (30) days after receipt of the third expert certification audit results to commence its own inspection. It is not possible for the company to estimate the timing or potential response of the FDA's inspection and subsequent written notifications.
As described above, because the limitations on production will only be temporary in nature, and partial production will be allowed, the company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the company's expectations at the time of filing of this Annual Report on Form 10-K with respect to the timeframe for completion of the third-party expert certifications audits and FDA inspection and with respect to future cash flows from production at the Taylor Street manufacturing facility, the company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at December 31, 2012.
The majority of the production from the Taylor Street facility is "made to order" for customers and, as a result, there was not a significant amount of finished goods inventory on hand at December 31, 2012. At the time of filing this Annual Report on Form 10-K, the company believed that it would be able to obtain substantially all of the documentation required under the consent decree in order to complete the manufacture and shipment from the Taylor Street facility of the orders in the company's order fulfillment system at the time of the effectiveness of the consent decree and thus, the company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at December 31, 2012. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the company's expectations at the time of filing of this Annual Report on Form 10-K with respect to the timeframe for completion of the third-party expert certification audits and FDA inspection, the company concluded that the value of the inventory was not excessive or impaired at December 31, 2012. However, at the time of filing of this Annual Report on Form 10-K, the consent decree had been effective for only approximately two months

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

and thus, the effect on production at the Taylor Street facility was not yet clear. If the company's expectations regarding the impacts of the limitations in the consent decree or the timeframe for completion of the third-party expert certification audits and FDA inspection were to change, the company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
The North America/HME segment is the segment primarily impacted by the limitations in the consent decree. During 2012, before the effectiveness of the consent decree, the company started to experience decreases in net sales in this segment. Those decreases were primarily related to delays in new product introductions, uncertainty on the part of the company's customers as they coped with prepayment reviews and post-payment audits by the Centers for Medicare and Medicaid Services and contemplated their participation in the next round of National Competitive Bidding, and, the company believes, uncertainty regarding the resolution of the consent decree which limited the company's ability to renegotiate and bid on certain supply contracts and otherwise led to a decline in customer orders. While the consent decree has been effective for only approximately two months at the time of filing of this Annual Report on Form 10-K and thus, the effect on customer orders and net sales is not yet clear, the company expects to experience further declines in net sales as a result of the limitations imposed by the consent decree. The company expects to continue to experience decreased net sales in the segment until it has successfully completed the previously-described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the company may resume full operations. Even after the company receives the FDA notification, it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, the limitations in the consent decree had, and likely will continue to have, a material adverse effect on the company's business, financial condition and results of operations.
For additional information regarding the consent decree, please see the following sections of this Annual Report on Form 10-K: Item 1. Business - Government Regulation; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.
In addition, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. The company is taking these issues very seriously and has added resources to ensure it is addressing all of the FDA's concerns in a timely manner. However, the results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter could materially and adversely affect the company's business, financial condition, and results of operations.
Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.
Supplemental Guarantor Information

Effective February 12, 2007, substantially all of the domestic subsidiaries (the “Guarantor Subsidiaries”) of the company became guarantors of the indebtedness of Invacare Corporation under its 4.125% Convertible Senior Subordinated Debentures due 2027 (the “Debentures”) with an original aggregate principal amount of $135,000,000. The majority of the company’s wholly owned subsidiaries are not guaranteeing the indebtedness of the Debentures (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest related to the Debentures and each of the Guarantor Subsidiaries are directly or indirectly wholly-owned subsidiaries of the company.

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

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2012
Net sales	$357,184	$491,960	$724,641	$(118,324)	$1,455,461
Cost of products sold	274,439	352,689	500,855	(117,423)	1,010,560
Gross Profit	82,745	139,271	223,786	(901)	444,901
Selling, general and administrative expenses	134,170	89,562	186,244	4,526	414,502
Charge related to restructuring activities	4,859	406	5,639	—	10,904
Loss on debt extinguishment including debt finance charges and associated fees	312	—	—	—	312
Asset write-downs to intangibles and investments	—	—	773	—	773
Income (loss) from equity investee	62,637	2,278	499	(65,414)	—
Interest expense—net	2,725	2,627	3,084	—	8,436
Earnings from Continuing Operations Before Income Taxes	3,316	48,954	28,545	(70,841)	9,974
Income taxes	1,489	112	16,642	—	18,243
Net Earnings (Loss) from Continuing Operations	$1,827	$48,842	$11,903	$(70,841)	$(8,269)
Net Earnings from Discontinued Operations	—	10,096	—	—	10,096
Net Earnings (Loss)	$1,827	$58,938	$11,903	$(70,841)	$1,827

Other Comprehensive Income (Loss), net of Tax	(12,133)	2,245	(14,288)	12,043	(12,133)

Comprehensive Income (Loss)	$(10,306)	$61,183	$(2,385)	$(58,798)	$(10,306)

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2011
Net sales	$379,570	$476,614	$746,359	$(100,904)	$1,501,639
Cost of products sold	276,164	341,945	503,050	(100,664)	1,020,495
Gross Profit	103,406	134,669	243,309	(240)	481,144
Selling, general and administrative expenses	131,145	28,317	182,510	54,560	396,532
Charge related to restructuring activities	3,854	426	5,977	—	10,257
Loss on debt extinguishment including debt finance charges and associated fees	24,200	—	—	—	24,200
Asset write-downs to intangibles and investments	5,531	3,592	40,357	—	49,480
Income (loss) from equity investee	58,155	3,364	1,523	(63,042)	—
Interest expense—net	38	6,350	3,425	—	9,813
Earnings (Loss) from Continuing Operations Before Income Taxes	(3,207)	99,348	12,563	(117,842)	(9,138)
Income taxes (benefit)	906	(244)	8,718	—	9,380
Net Earnings (Loss) from Continuing Operations	$(4,113)	$99,592	$3,845	$(117,842)	$(18,518)
Net Earnings from Discontinued Operations	—	14,405	—	—	14,405
Net Earnings (Loss)	$(4,113)	$113,997	$3,845	$(117,842)	$(4,113)

Other Comprehensive Income (Loss), net of Tax	12,245	(2,026)	14,828	(12,802)	12,245

Comprehensive Income (Loss)	$8,132	$111,971	$18,673	$(130,644)	$8,132

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2010
Net sales	$403,227	$425,885	$693,463	$(98,011)	$1,424,564
Cost of products sold	283,859	303,591	462,776	(98,032)	952,194
Gross Profit	119,368	122,294	230,687	21	472,370
Selling, general and administrative expenses	132,177	44,620	169,114	39,320	385,231
Charge related to restructuring activities	—	—	—	—	—
Loss on debt extinguishment including debt finance charges and associated fees	40,164	—	—	—	40,164
Asset write-downs to intangibles and investments	—	—	—	—	—
Income (loss) from equity investee	97,602	37,438	(591)	(134,449)	—
Interest expense—net	16,208	3,837	2,986	—	23,031
Earnings from Continuing Operations Before Income Taxes	28,421	111,275	57,996	(173,748)	23,944
Income taxes (benefit)	3,080	(360)	9,620	—	12,340
Net Earnings (Loss) from Continuing Operations	$25,341	$111,635	$48,376	$(173,748)	$11,604
Net Earnings from Discontinued Operations	—	13,737	—	—	13,737
Net Earnings (Loss)	$25,341	$125,372	$48,376	$(173,748)	$25,341

Other Comprehensive Income (Loss), net of Tax	(61,573)	4,681	(58,923)	54,242	(61,573)

Comprehensive Income (Loss)	$(36,232)	$130,053	$(10,547)	$(119,506)	$(36,232)

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$5,774	$1,018	$31,999	$—	$38,791
Trade receivables, net	71,622	37,223	89,946	—	198,791
Installment receivables, net	—	829	1,359	—	2,188
Inventories, net	40,278	31,455	114,169	(2,656)	183,246
Deferred income taxes	—	—	—	—	—
Other current assets	12,727	473	34,606	(6,030)	41,776
Assets held for sale - current	—	103,157	—	—	103,157
Total Current Assets	130,401	174,155	272,079	(8,686)	567,949
Investment in subsidiaries	1,536,898	523,176	6,888	(2,066,962)	—
Intercompany advances, net	81,533	874,567	238,270	(1,194,370)	—
Other Assets	41,006	314	942	—	42,262
Other Intangibles	663	22,211	48,778	—	71,652
Property and Equipment, net	39,911	19,957	58,363	—	118,231
Goodwill	—	32,937	429,263	—	462,200
Total Assets	$1,830,412	$1,647,317	$1,054,583	$(3,270,018)	$1,262,294
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$63,812	$9,465	$59,771	$—	$133,048
Accrued expenses	36,716	18,155	86,348	(6,030)	135,189
Accrued income taxes	1,545	—	1,168	—	2,713
Short-term debt and current maturities of long-term obligations	4,552	7	868	—	5,427
Liabilities held for sale - current	—	23,358	—	—	23,358
Total Current Liabilities	106,625	50,985	148,155	(6,030)	299,735
Long-Term Debt	223,014	143	6,218	—	229,375
Other Long-Term Obligations	52,957	—	59,238	—	112,195
Intercompany advances, net	826,827	271,353	96,190	(1,194,370)	—
Total Shareholders’ Equity	620,989	1,324,836	744,782	(2,069,618)	620,989
Total Liabilities and Shareholders’ Equity	$1,830,412	$1,647,317	$1,054,583	$(3,270,018)	$1,262,294

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$3,642	$2,104	$29,178	$—	$34,924
Trade receivables, net	83,522	36,578	90,291	—	210,391
Installment receivables, net	—	1,180	5,491	—	6,671
Inventories, net	45,937	25,295	99,006	(1,518)	168,720
Deferred income taxes	422	45	1,153	—	1,620
Other current assets	10,171	528	33,812	(5,680)	38,831
Assets held for sale - current	—	67,613	—	—	67,613
Total Current Assets	143,694	133,343	258,931	(7,198)	528,770
Investment in subsidiaries	1,560,693	524,800	—	(2,085,493)	—
Intercompany advances, net	79,598	846,829	200,157	(1,126,584)	—
Other Assets	40,813	699	1,136	—	42,648
Other Intangibles	821	26,838	55,661	—	83,320
Property and Equipment, net	45,459	16,398	66,483	—	128,340
Goodwill	—	31,820	441,711	—	473,531
Assets held for sale - non-current	—	24,445	—	—	24,445
Total Assets	$1,871,078	$1,605,172	$1,024,079	$(3,219,275)	$1,281,054
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$73,948	$5,724	$56,779	$—	$136,451
Accrued expenses	37,708	17,136	79,529	(5,680)	128,693
Accrued income taxes	508	(680)	987	—	815
Short-term debt and current maturities of long-term obligations	4,210	4	830	—	5,044
Liabilities held for sale - current	—	16,936	—	—	16,936
Total Current Liabilities	116,374	39,120	138,125	(5,680)	287,939
Long-Term Debt	252,855	227	7,358	—	260,440
Other Long-Term Obligations	47,873	7,312	50,965	—	106,150
Liabilities held for sale - non-current	—	—	—	—	—
Intercompany advances, net	827,451	210,005	89,128	(1,126,584)	—
Total Shareholders’ Equity	626,525	1,348,508	738,503	(2,087,011)	626,525
Total Liabilities and Shareholders’ Equity	$1,871,078	$1,605,172	$1,024,079	$(3,219,275)	$1,281,054

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2012
Net Cash Provided (Used) by Operating Activities	$(46,194)	$26,243	$14,326	$67,916	$62,291
Investing Activities
Purchases of property and equipment	(2,266)	(9,643)	(8,182)	—	(20,091)
Proceeds from sale of property and equipment	12	23	124	—	159
Business acquisitions, net of cash acquired	—	(9,000)	—	—	(9,000)
Other long-term assets	(381)	—	116	—	(265)
Other	82,999	(10,849)	46	(72,441)	(245)
Net Cash Provided (Used) for Investing Activities	80,364	(29,469)	(7,896)	(72,441)	(29,442)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	337,044	2,140	130	—	339,314
Payments on revolving lines of credit and long-term borrowings	(367,500)	—	—	—	(367,500)
Proceeds from exercise of stock options	—	—	—	—	—
Payment of financing costs	(1)	—	—	—	(1)
Payment of dividends	(1,581)	—	(4,525)	4,525	(1,581)
Purchase of treasury stock	—	—	—	—	—
Net Cash Provided (Used) by Financing Activities	(32,038)	2,140	(4,395)	4,525	(29,768)
Effect of exchange rate changes on cash	—	—	786	—	786
Increase (Decrease) in cash and cash equivalents	2,132	(1,086)	2,821	—	3,867
Cash and cash equivalents at beginning of year	3,642	2,104	29,178	—	34,924
Cash and cash equivalents at end of year	$5,774	$1,018	$31,999	$—	$38,791

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2011
Net Cash Provided (Used) by Operating Activities	$38,724	$49,396	$65,516	$(54,558)	$99,078
Investing Activities
Purchases of property and equipment	(6,887)	(5,316)	(9,957)	—	(22,160)
Proceeds from sale of property and equipment	—	16	48	—	64
Business acquisitions, net of cash acquired	—	(42,430)	—	—	(42,430)
Other long-term assets	(731)	—	7	—	(724)
Other	(219)	73	133	—	(13)
Net Cash Used for Investing Activities	(7,837)	(47,657)	(9,769)	—	(65,263)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	450,595	—	—	—	450,595
Payments on revolving lines of credit and long-term borrowings	(438,766)	(2,111)	(13,690)	—	(454,567)
Proceeds from exercise of stock options	4,139	—	—	—	4,139
Payment of financing costs	(24,113)	—	—	—	(24,113)
Payment of dividends	(1,588)	—	(54,558)	54,558	(1,588)
Purchase of treasury stock	(21,548)	—	—	—	(21,548)
Net Cash Provided (Used) by Financing Activities	(31,281)	(2,111)	(68,248)	54,558	(47,082)
Effect of exchange rate changes on cash	—	—	(271)	—	(271)
Decrease in cash and cash equivalents	(394)	(372)	(12,772)	—	(13,538)
Cash and cash equivalents at beginning of year	4,036	2,476	41,950	—	48,462
Cash and cash equivalents at end of year	$3,642	$2,104	$29,178	$—	$34,924

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2010
Net Cash Provided (Used) by Operating Activities	$101,658	$15,427	$44,442	$(39,320)	$122,207
Investing Activities
Purchases of property and equipment	(7,281)	(1,567)	(8,505)	—	(17,353)
Proceeds from sale of property and equipment	—	—	36	—	36
Business acquisitions, net of cash acquired	—	(13,725)	—	—	(13,725)
Other long-term assets	291	(11)	521	—	801
Other	153	(174)	(355)	—	(376)
Net Cash Used for Investing Activities	(6,837)	(15,477)	(8,303)	—	(30,617)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	689,022	—	19,720	—	708,742
Payments on revolving lines of credit and long-term borrowings	(751,660)	—	—	—	(751,660)
Payment of financing costs	(30,329)	—	—	—	(30,329)
Proceeds from exercise of stock options	2,912	—	—	—	2,912
Payment of dividends	(1,612)	—	(39,320)	39,320	(1,612)
Purchase of treasury stock	(5,687)	—	—	—	(5,687)
Net Cash Provided (Used) by Financing Activities	(97,354)	—	(19,600)	39,320	(77,634)
Effect of exchange rate changes on cash	—	—	(2,995)	—	(2,995)
Increase (Decrease) in cash and cash equivalents	(2,533)	(50)	13,544	—	10,961
Cash and cash equivalents at beginning of year	6,569	2,526	28,406	—	37,501
Cash and cash equivalents at end of year	$4,036	$2,476	$41,950	$—	$48,462

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Interim Financial Information (unaudited)

	QUARTER ENDED (In thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2012
Net sales	$355,101	$372,720	$367,217	$360,423
Gross profit	110,597	115,784	111,450	107,070
Earnings (loss) before income taxes	7,273	6,850	4,045	(8,194)
Net earnings (loss) from continuing operations	5,605	(4,305)	1,208	(10,777)
Net earnings from discontinued operations	2,630	2,328	1,656	3,482
Net earnings (loss)	8,235	(1,977)	2,864	(7,295)
Net earnings (loss) per share from continuing operations—basic	0.18	(0.14)	0.04	(0.34)
Net earnings per share from discontinued operations—basic	0.08	0.07	0.05	0.11
Net earnings (loss) per share—basic	0.26	(0.06)	0.09	(0.23)
Net earnings (loss) per share from continuing operations—assuming dilution	0.18	(0.14)	0.04	(0.34)
Net earnings per share from discontinued operations—assuming dilution	0.08	0.07	0.05	0.11
Net earnings (loss) per share—assuming dilution	0.26	(0.06)	0.09	(0.23)

	March 31,	June 30,	September 30,	December 31,
2011
Net sales	$354,452	$390,675	$382,322	$374,190
Gross profit	114,019	125,125	122,172	119,828
Earnings before income taxes	7,160	5,099	13,161	(34,558)
Net earnings (loss) from continuing operations	4,690	7,579	8,891	(39,678)
Net earnings from discontinued operations	2,764	3,082	3,909	4,650
Net earnings (loss)	7,454	10,661	12,800	(35,028)
Net earnings (loss) per share from continuing operations—basic	0.15	0.24	0.28	(1.25)
Net earnings per share from discontinued operations—basic	0.09	0.10	0.12	0.15
Net earnings (loss) per share—basic	0.23	0.33	0.40	(1.10)
Net earnings (loss) per share from continuing operations—assuming dilution	0.14	0.23	0.28	(1.25)
Net earnings per share from discontinued operations—assuming dilution	0.08	0.09	0.12	0.15
Net earnings (loss) per share—assuming dilution	0.23	0.32	0.40	(1.10)

Earnings and earnings per share for the quarter ended March 31, 2012 reflects incremental regulatory and compliance costs related to quality systems improvements of $4,104,000 ($3,500,000 after tax or $0.11 per share assuming dilution) and restructuring charges of $561,000 ($391,000 after tax or $0.01 per share assuming dilution).

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Earnings and earnings per share for the quarter ended June 30, 2012 reflects incremental regulatory and compliance costs related to quality systems improvements of $7,007,000 ($5,582,000 after tax or $0.18 per share assuming dilution), a one-time discrete tax expense related to prior years of $9,010,000 (0.28 per share assuming dilution), restructuring charges of $2,006,000 ($2,086,000 after tax or $0.07 per share assuming dilution) and loss on debt extinguishment including debt finance charges and associated fees of $312,000 ($312,000 after tax or $0.01 per share assuming dilution) as a result of the company’s decision to extinguish higher interest rate debt.

Earnings and earnings per share for the quarter ended September 30, 2012 reflects incremental regulatory and compliance costs related to quality systems improvements of $6,169,000 ($6,169,000 after tax or $0.19 per share assuming dilution) and restructuring charge of $1,175,000 ($1,129,000 after tax or $0.04 per share assuming dilution).

Loss and loss per share for the quarter ended December 31, 2012 reflects restructuring charges of $7,653,000 ($7,623,000 after tax or $0.24 per share assuming dilution), incremental regulatory and compliance costs related to quality systems improvements of $5,477,000 ($5,477,000 after tax or $0.17 per share assuming dilution), the positive impact of an intraperiod tax allocation associated with discontinued operations $1,956,000 ($0.06 per share assuming dilution) and asset write-downs for intangibles of $773,000 ($698,000 after tax or $0.02 per share assuming dilution) and .

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

Earnings and earnings per share for the quarter ended September 30, 2011 reflects loss on debt extinguishment including debt finance charges and associated fees of $7,462,000 ($7,462,000 after tax or $0.23 per share assuming dilution) as a result of the company’s decision to extinguish higher interest rate debt and restructuring charge of $1,252,000 ($912,000 after tax or $0.03 per share assuming dilution).

Loss and loss per share for the quarter ended December 31, 2011 reflects asset write-downs for goodwill and intangibles of $49,480,000 ($48,719,000 after tax or $1.53 per share assuming dilution) and restructuring charges of $8,852,000 ($8,941,000 after tax or $0.28 per share assuming dilution).

INVACARE CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	COL A.	COL B.	COL C.		COL D.
	Balance At Beginning of Period	Charged To Cost And Expenses	Additions (Deductions) Describe		Balance At End of Period
		(In thousands)
Year Ended December 31, 2012
Deducted from asset accounts—
Allowance for doubtful accounts	$29,040	$2,934	$(5,938)	(A)	$26,036
Inventory obsolescence reserve	13,642	3,708	(4,265)	(B)	13,085
Tax valuation allowances	90,430	27,362	2,103	(D)	119,895
Accrued warranty cost	19,842	14,611	(13,002)	(B)	21,451
Accrued product liability	21,748	7,382	(8,796)	(C)	20,334
Year Ended December 31, 2011
Deducted from asset accounts—
Allowance for doubtful accounts	$24,740	$10,481	$(6,181)	(A)	$29,040
Inventory obsolescence reserve	13,267	3,367	(2,992)	(B)	13,642
Tax valuation allowances	79,499	37	10,894	(D)	90,430
Accrued warranty cost	18,252	13,658	(12,068)	(B)	19,842
Accrued product liability	24,160	8,917	(11,329)	(C)	21,748
Year Ended December 31, 2010
Deducted from asset accounts—
Allowance for doubtful accounts	$23,242	$14,637	$(13,139)	(A)	$24,740
Inventory obsolescence reserve	13,257	4,441	(4,431)	(B)	13,267
Tax valuation allowances	65,050	4,526	9,923	(D)	79,499
Accrued warranty cost	21,506	6,427	(9,681)	(B)	18,252
Accrued product liability	23,989	8,523	(8,352)	(C)	24,160
  ________________________
Note (A)—Uncollectible accounts written off, net of recoveries.
Note (B)—Amounts written off or payments incurred.
Note (C)—Loss and loss adjustment.
Note (D)—Other activity not affecting federal or foreign tax expense.