Form 10-Q
period 2013-03-31
INVACARE CORP
filed 2013-05-07
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of May 3, 2013, the registrant had 30,920,773 Common Shares and 1,084,747 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.
INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2013	2012
Net sales	$337,616	$355,100
Cost of products sold	241,838	244,503
Gross Profit	95,778	110,597
Selling, general and administrative expenses	104,019	100,713
Charges related to restructuring activities	2,522	561
Interest expense	1,327	2,351
Interest income	(107)	(301)
Earnings (loss) from Continuing Operations Before Income Taxes	(11,983)	7,273
Income tax (benefit) provision	(7,450)	1,668
Net Earnings (loss) from Continuing Operations	(4,533)	5,605
Net Earnings from Discontinued Operations (Net of tax amounts of $10 and $482, respectively)	392	2,628
Gain on Sale of Discontinued Operations (Net of tax amount of $20,080)	39,322	—
Total Net Earnings from Discontinued Operations	39,714	2,628
Net Earnings	$35,181	$8,233
Dividends Declared per Common Share	$0.0125	$0.0125
Net Earnings per Share—Basic
Net Earnings (loss) from Continuing Operations	$(0.14)	$0.18
Net Earnings from Discontinued Operations	$1.24	$0.08
Net Earnings per Share—Basic	$1.10	$0.26
Weighted Average Shares Outstanding—Basic	31,902	31,819
Net Earnings per Share—Assuming Dilution
Net Earnings (loss) from Continuing Operations	$(0.14)	$0.18
Net Earnings from Discontinued Operations	$1.24	$0.08
Net Earnings per Share—Assuming Dilution	$1.10	$0.26
Weighted Average Shares Outstanding—Assuming Dilution	31,934	31,822

Net Earnings	$35,181	$8,233
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,498)	334
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains	300	228
Amounts arising during the year, primarily due to the addition of new participants	(166)	(35)
Deferred tax adjustment resulting from defined benefit plan activity	(48)	(11)
Valuation reserve associated with defined benefit plan activity	50	11
Current period unrealized gain on cash flow hedges	1,577	793
Deferred tax loss related to unrealized gain on cash flow hedges	(81)	(134)
Other Comprehensive Income	134	1,186

Comprehensive Income	$35,315	$9,419
See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2013	December 31, 2012
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$25,081	$38,791
Trade receivables, net	199,382	198,791
Installment receivables, net	1,970	2,188
Inventories, net	187,697	183,246
Deferred income taxes	318	—
Other current assets	40,560	41,776
Assets held for sale - current	—	103,157
Total Current Assets	455,008	567,949
Other Assets	42,653	42,262
Other Intangibles	69,168	71,652
Property and Equipment, net	116,066	118,231
Goodwill	462,294	462,200
Total Assets	$1,145,189	$1,262,294
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$119,737	$133,048
Accrued expenses	127,626	135,189
Accrued income taxes	12,082	2,713
Short-term debt and current maturities of long-term obligations	3,294	5,427
Liabilities held for sale - current	—	23,358
Total Current Liabilities	262,739	299,735
Long-Term Debt	113,324	229,375
Other Long-Term Obligations	112,058	112,195
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 34,055 and 33,952 issued in 2013 and 2012, respectively)—no par	8,531	8,503
Class B Common Shares (Authorized 12,000 shares; 1,085 and 1,086 issued and outstanding in 2013 and 2012, respectively)—no par	272	272
Additional paid-in-capital	229,320	228,187
Retained earnings	399,330	364,546
Accumulated other comprehensive earnings	112,877	112,743
Treasury shares	(93,262)	(93,262)
Total Shareholders’ Equity	657,068	620,989
Total Liabilities and Shareholders’ Equity	$1,145,189	$1,262,294

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities	(In thousands)
Net earnings	$35,181	$8,233
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of business	(59,402)	—
Depreciation and amortization	8,848	9,632
Provision for losses on trade and installment receivables	768	1,440
Provision (Benefit) for deferred income taxes	(134)	41
Provision for other deferred liabilities	87	220
Provision for stock-based compensation	1,160	1,534
Loss on disposals of property and equipment	86	7
Amortization of convertible debt discount	152	141
Changes in operating assets and liabilities:
Trade receivables	(20)	(7,967)
Installment sales contracts, net	(422)	2,060
Inventories	(7,661)	(20,615)
Other current assets	2,373	596
Accounts payable	(15,697)	11,805
Accrued expenses	(339)	(9,394)
Other long-term liabilities	(283)	1,442
Net Cash Used by Operating Activities	(35,303)	(825)
Investing Activities
Purchases of property and equipment	(3,865)	(4,681)
Proceeds from sale of property and equipment	4	45
Proceeds from sale of business	144,681	—
Increase in other long-term assets	(108)	(11)
Other	(19)	20
Net Cash Provided (Used) by Investing Activities	140,693	(4,627)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	115,950	75,508
Payments on revolving lines of credit and long-term borrowings	(234,696)	(72,480)
Payment of dividends	(396)	(397)
Net Cash Provided (Used) by Financing Activities	(119,142)	2,631
Effect of exchange rate changes on cash	42	565
Decrease in cash and cash equivalents	(13,710)	(2,256)
Cash and cash equivalents at beginning of year	38,791	34,924
Cash and cash equivalents at end of period	$25,081	$32,668

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

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

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of March 31, 2013, the results of its operations for the three months ended March 31, 2013 and changes in its cash flow for the three months ended March 31, 2013 and 2012, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 28 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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
The amounts of stock-based compensation expense recognized were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock-based compensation expense recognized as part of selling, general and administrative expense	$1,160	$1,534
The amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan (the “2003 Plan”). Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company's Business Segment Note to the Consolidated Financial Statements.

Recent Accounting Pronouncements: In February, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
(ASU 2013-02 or the ASU). ASU 2013-02 requires companies to report, in one place, changes in and reclassifications out of accumulated other comprehensive income (OCI). The ASU does not change what is required to be reported in OCI. The company adopted ASU 2013-02 in this Form 10-Q for the quarter ended March 31, 2013 with no impact on the company's Condensed Consolidated Statement of Comprehensive Income (Loss), Balance Sheets or Statement of Cash Flows. See Accumulated Other Comprehensive Income in the Notes to these Consolidated Financial Statements.

In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, and in January, 2013, issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). ASU 2013-01 is intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on an entity's financial position and requires companies to disclose both gross and net information about both instruments and transactions eligible for offset in the financial position; and to disclose instruments and transactions subject to an agreement similar to a master netting agreement. The company adopted ASU 2013-01 in this Form 10-Q for the quarter ended March 31, 2013 with no impact on the company's Condensed Consolidated Statement of Comprehensive Income (Loss), Balance Sheets or Statement of Cash Flows. See Derivatives in the Notes to these Consolidated Financial Statements. See Accumulated Other Comprehensive Income in the Notes to these Consolidated Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

Discontinued Operations

On December 21, 2012, as part of the company's globalization strategy, and to allow it to focus on its core equipment product lines, the company's board of directors approved of the company entering into an agreement to sell Invacare Supply Group (ISG) and accordingly the company determined on that date that the "held for sale" criteria of ASC 360-10-45-9 were met. Accordingly, the assets and liabilities of ISG (long-lived asset disposal group) are shown at their carrying amounts, which are lower than the fair values less cost to sale as of December 31, 2012.

On January 18, 2013, the company completed the sale of the ISG medical supplies business for a purchase price of approximately $150,800,000 in cash, which is subject to final post-closing adjustments. ISG had been operated on a standalone basis and reported as a reportable segment of the company. The company recorded a gain of approximately $59,402,000 pre-tax in the first quarter of 2013 which represents the excess of the net sales price over the book value of the assets and liabilities of ISG. The sale of this business is dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the first quarter of 2013. The company recorded expenses related to the sale of approximately $5,250,000 of which $3,160,000 were paid out as of March 31, 2013. The gain recorded by the company reflects the company's estimated final purchase adjustments.

The assets and liabilities of ISG that were sold are shown as held for sale in the company's Consolidated Balance Sheets and are comprised of the following (in thousands):

December 31, 2012

Trade receivables, net	$44,196
Inventories, net	25,165
Other current assets	9,355
Property and Equipment, net	1,368
Goodwill	23,073
Assets held for sale - current	$103,157

Accounts payable	$17,692
Accrued expenses	4,602
Accrued income taxes	1,064
Liabilities held for sale - current	$23,358

The net sales of the discontinued operation were $18,498,000 and $78,465,000 for the three months ended March 31, 2013 and March 31, 2012, respectively. Earnings before income taxes for the discontinued operation were $402,000 and $3,111,000 for the three months ended March 31, 2013 and March 31, 2012, respectively.

The company will continue to sell product to the acquirer of ISG and expects to provide certain transitional services to the acquirer over a period of less than one year from the date of sale. The net cash flows expected to be paid and received related to such product sales and transitional services are not expected to be significant.

The company has classified ISG as a discontinued operation for all periods presented.

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to providers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($22,122,000 at March 31, 2013 and $22,213,000 at December 31, 2012) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the company's third party

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013 financing arrangement with De Lage Landen, Inc. ("DLL"), a third party financing company which the company has worked with since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

The company’s U.S. customers electing to finance their purchases can do so using DLL. In addition, Invacare often provides financing directly for its Canadian customers for which DLL is not an option, as DLL typically provides financing to Canadian customers only on a limited basis. The installment receivables recorded on the books of the company represent a single portfolio segment of finance receivables to the independent provider channel. The portfolio segment is comprised of two classes of receivables distinguished by geography and credit quality. The U.S. installment receivables are the first class and represent installment receivables re-purchased from DLL because the customers were in default. Default with DLL is defined as a customer being delinquent by 3 payments. The Canadian installment receivables represent the second class of installment receivables which were originally financed by Invacare because third party financing was not available to the HME providers. The Canadian installment receivables are typically financed for 12 months and historically have had a very low risk of default.

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

For purposes of granting or extending credit, the company utilizes a scoring model to generate a composite score that considers each customer’s consumer credit score and/or D&B credit rating, payment history, security collateral and time in business. Additional analysis is performed for customers desiring credit greater than $250,000 which includes a detailed review of the customer’s financials as well as consideration of other factors such as exposure to changing reimbursement laws.

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
Installment receivables consist of the following (in thousands):

	March 31, 2013			December 31, 2012
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$4,417	$2,153	$6,570	$4,982	$1,506	$6,488
Less: Unearned interest	(62)	—	(62)	(71)	—	(71)
	4,355	2,153	6,508	4,911	1,506	6,417
Allowance for doubtful accounts	(2,385)	(1,658)	(4,043)	(2,723)	(1,100)	(3,823)
	$1,970	$495	$2,465	$2,188	$406	$2,594

Installment receivables purchased from DLL during the three months ended March 31, 2013 increased the gross installment receivables balance by $1,035,000. No sales of installment receivables were made by the company during the quarter.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Balance as of beginning of period	$3,823	$4,273
Current period provision	519	458
Direct write-offs charged against the allowance	(299)	(908)
Balance as of end of period	$4,043	$3,823

Installment receivables by class as of March 31, 2013 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$4,905	$4,905	$3,832	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,454	1,392	—	30
Impaired Installment receivables with a related allowance recorded	211	211	211	—
Total Canadian Installment Receivables	$1,665	$1,603	$211	$30
Total
Non-Impaired Installment receivables with no related allowance recorded	1,454	1,392	—	30
Impaired Installment receivables with a related allowance recorded	5,116	5,116	4,043	—
Total Installment Receivables	$6,570	$6,508	$4,043	$30

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

Installment receivables by class as of December 31, 2012 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$4,508	$4,508	$3,365	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,522	1,451	—	120
Impaired Installment receivables with a related allowance recorded	458	458	458	—
Total Canadian Installment Receivables	$1,980	$1,909	$458	$120
Total
Non-Impaired Installment receivables with no related allowance recorded	1,522	1,451	—	120
Impaired Installment receivables with a related allowance recorded	4,966	4,966	3,823	—
Total Installment Receivables	$6,488	$6,417	$3,823	$120

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of March 31, 2013, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. However, while the full balance may be deemed to be impaired, the company has historically collected a large percentage of the principal of its U.S. installment receivables.

The company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of March 31, 2013 and December 31, 2012 for which the company is still accruing interest. The aging of the company’s installment receivables was as follows (in thousands):

	March 31, 2013			December 31, 2012
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$1,483	$—	$1,483	$1,467	$—	$1,467
0-30 Days Past Due	46	—	46	43	—	43
31-60 Days Past Due	6	—	6	2	—	2
61-90 Days Past Due	—	—	—	—	—	—
90+ Days Past Due	5,035	4,905	130	4,976	4,508	468
	$6,570	$4,905	$1,665	$6,488	$4,508	$1,980

Inventories

Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Finished goods	$97,273	$94,675
Raw materials	73,611	71,596
Work in process	16,813	16,975
	$187,697	$183,246

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Value added tax receivables	$17,327	$18,002
Recoverable income taxes	3,495	6,192
Derivatives (foreign currency forward contracts)	2,031	1,062
Prepaid insurance	1,556	2,241
Prepaids and other current assets	16,151	14,279
	$40,560	$41,776

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Machinery and equipment	$359,589	$356,512
Land, buildings and improvements	95,438	95,047
Furniture and fixtures	13,446	13,397
Leasehold improvements	14,948	14,975
	483,421	479,931
Less allowance for depreciation	(367,355)	(361,700)
	$116,066	$118,231

Goodwill
The change in goodwill reflected on the balance sheet from December 31, 2012 to March 31, 2013 was the result of foreign currency translation.

Other Intangibles

All of the company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $31,031,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2012 to March 31, 2013 were the result of foreign currency translation and amortization.

The company's intangibles consist of the following (in thousands):

	March 31, 2013		December 31, 2012
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer Lists	$90,940	$57,702	$93,572	$58,447
Trademarks	31,031	—	31,280	—
License Agreements	3,193	3,193	3,212	3,212
Developed Technology	9,636	5,733	9,650	5,588
Patents	6,023	5,306	6,060	5,234
Other	7,512	7,233	7,571	7,212
	$148,335	$79,167	$151,345	$79,693

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

Amortization expense related to other intangibles was $2,615,000 in the first three months of 2013 and is estimated to be $9,417,000 in 2013, $8,729,000 in 2014, $7,145,000 in 2015, $5,407,000 in 2016, $2,287,000 in 2017 and $2,284,000 in 2018. Amortized intangibles are being amortized on a straight-line basis for periods from 3 to 20 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

Warranty Costs
Generally, the company's products are covered from the date of sale to the customer by warranties against defects in material and workmanship for various periods depending on the product. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. The increase in the liability for pre-existing warranties in 2013 is primarily the result of product recalls.
The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2013	$21,451
Warranties provided during the period	3,048
Settlements made during the period	(3,030)
Changes in liability for pre-existing warranties during the period, including expirations	219
Balance as of March 31, 2013	$21,688

Long-Term Debt

Debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
$400,000,000 senior secured revolving credit facility, due in October 2015	$99,390	$217,494
Convertible senior subordinated debentures at 4.125%, due in February 2027	10,160	10,009
Other notes and lease obligations	7,068	7,299
	116,618	234,802
Less current maturities of long-term debt	(3,294)	(5,427)
	$113,324	$229,375

The reduction in debt during the quarter was the result of utilizing the proceeds from the sale of the discontinued operation ISG to reduce borrowing under the company's revolving credit agreement (the “Credit Agreement”). The company's Credit Agreement, entered into on October 28, 2010, provides for a $400 million senior secured revolving credit facility maturing in October 2015. Pursuant to the terms of the Credit Agreement, the company may from time to time borrow, repay and re-borrow up to an aggregate outstanding amount at any one time of $400 million, subject to customary conditions.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013 on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

The liability components of the company’s convertible debt consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Principal amount of liability component	$13,350	$13,350
Unamortized discount	(3,190)	(3,341)
Net carrying amount of liability component	$10,160	$10,009

The company is a party to interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $20,000,000 and $25,000,000 through May 2013, $18,000,000 through June 2013, $22,000,000 through September 2013 and $12,000,000 through April 2014 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 1.08%, 0.73%, 0.625%, 0.46% and 0.54% respectively, for effective aggregate rates of 3.08%, 2.73%, 2.625%, 2.46% and 2.54%, respectively. As of March 31, 2013, the weighted average floating interest rate on borrowing was 2.20% compared to 2.21% as of December 31, 2012.

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

During the three months ended March 31, 2013, the Committee granted 747,450 non-qualified stock options under the 2003 Plan, each having a term of ten years and generally granted at the fair market value of the company’s Common Shares on the date of grant. In addition, restricted stock awards for 114,700 shares were granted without cost to the recipients which vest ratably over the four years after the award date. Compensation expense of $452,000 was recognized during the quarter ended March 31, 2013 related to restricted stock awards and there were outstanding restricted stock awards totaling 364,323 shares that were not vested.

The term of the 2003 Plan will expire on May 21, 2013. The company has submitted a new plan referred to as the Invacare Corporation 2013 Equity Compensation Plan (the “2013 Plan”) to the company's shareholders for approval at the company's 2013 annual meeting scheduled for May 16, 2013. The 2013 Plan, if approved by shareholders, will allow the Committee to grant the following types of awards with respect to shares of the company's common shares: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, and performance shares. Under the 2013 Plan, the Committee also may grant performance units that are payable in cash. The maximum number of company common shares, without par value, available for issuance under the 2013 Plan will not exceed the sum of the following (1) 3,800,000 shares; plus (2) any shares covered by an award under the 2013 Plan or the 2003 Plan that are forfeited or remain unpurchased or undistributed upon termination or expiration of the award.

As of March 31, 2013, there was $17,570,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plan, which is related to non-vested options and shares, and includes $5,313,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

The following table summarizes information about stock option activity for the three months ended March 31, 2013:

	March 31, 2013	Weighted Average Exercise Price
Options outstanding at January 1, 2013	4,664,634	$26.21
Granted	747,450	14.49
Exercised	—	—
Canceled	(147,141)	21.69
Options outstanding at March 31, 2013	5,264,943	$24.68
Options exercise price range at March 31, 2013	$ 13.37 to
	47.80
Options exercisable at March 31, 2013	3,044,920
Options available for grant at March 31, 2013*	517,410
 ________________________

*	Options available for grant as of March 31, 2013 reduced by net restricted stock award activity of 795,351.

The following table summarizes information about stock options outstanding at March 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 3/31/13	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 3/31/13	Weighted Average Exercise Price
$ 13.37 – $15.00	1,443,486	9.7	$13.96	1,986	$13.37
$ 15.01 – $25.00	1,725,029	6.0	22.49	1,196,559	22.13
$ 25.01 – $35.00	1,015,637	6.0	25.78	765,585	25.89
$ 35.01 – $47.80	1,080,791	1.4	41.45	1,080,790	41.45
Total	5,264,943	6.0	$24.68	3,044,920	$29.93

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

Accumulated Other Comprehensive Income by Component

Changes in accumulated other comprehensive income (OCI) during the period ended March 31, 2013 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2012	117,465	2,845	(6,785)	(782)	112,743
OCI before reclassifications	194	(1,692)	123	1,243	(132)
Amount reclassified from accumulated OCI	—	—	13	253	266
Net current-period OCI	194	(1,692)	136	1,496	134
March 31, 2013	117,659	1,153	(6,649)	714	112,877

Reclassifications out of accumulated OCI during the period ended March 31, 2013 were as follows (in thousands):

	Amount reclassified from OCI	Affected line item in the Statement of Comprehensive Income (Loss)
Defined Benefit Plans
Service and interest costs	15	Selling, General and Administrative
Tax	(2)	Income Taxes
Total after tax	13

Derivatives
Foreign currency forward contracts hedging sales	(136)	Net Sales
Foreign currency forward contracts hedging purchases	356	Cost of Products Sold
Interest rate swaps	67	Interest Expense
Total before tax	287
Tax	(34)	Income Taxes
Total after tax	253

Charges Related to Restructuring Activities

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

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

Charges for the year ended December 31, 2012 totaled $11,395,000 including charges for severance ($6,775,000), lease termination costs ($1,725,000), building and asset write-downs, primarily related to the closure of the Hong, Denmark assembly facility, and other miscellaneous charges in Europe and Asia/Pacific ($2,404,000) and inventory write-offs ($491,000) in Asia/Pacific recorded in cost of products sold. Severance charges were primarily incurred in the North America/HME segment ($4,242,000), Asia/Pacific segment ($1,681,000) and Europe segment ($817,000). The charges were incurred as a result of the elimination of various positions as part of the company's globalization initiatives. In addition, a portion of the North America/HME segment severance was related to positions eliminated, principally in sales and marketing as well as manufacturing, at the company's Taylor Street facility as a result of the FDA consent decree. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the company. In Europe, positions were eliminated as a result of finalizing the exit from the manufacturing facility in Denmark and an elimination of a senior management position in Switzerland. In Asia/Pacific, the company's management approved in the fourth quarter of 2012 a plan to restructure the company's operations in this segment. In Australia, the company consolidated offices / warehouses, decreased staffing and exited various activities while returning to a focus on distribution. At the company's subsidiary, which produces microprocessor controllers, the company decided to cease the contract manufacturing business for companies outside of the healthcare industry. Payments for the year ended December 31, 2012 were $9,381,000 and were funded with operating cash flows. The majority of the 2012 charges are expected to be paid out during 2013.

Restructuring continued during the quarter ended March 31, 2013 resulting in restructuring charges of $2,522,000 in the first three months of 2013 principally for severance in NA/HME and Asia/Pacific and to a lesser extent Europe and IPG as a result of the permanent elimination of certain management positions. Payments for the quarter ended March 31, 2013 were $4,022,000 and were funded with operating cash flows. The majority of the outstanding charge accruals at March 31, 2013 are expected to be paid out within the next twelve months.

There have been no material changes in accrued balances related to the charges, either as a result of revisions in the plan or changes in estimates. In addition, the savings anticipated as a result of the company's restructuring plans have been or are expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting selling, general and administrative expenses, and to a lesser extent, costs of products sold. However, these savings have been more than offset by continued margin decline, principally as a result of product mix, and higher regulatory and compliance costs related to quality system improvements, which are unrelated to the restructuring actions. To date, the company's liquidity has not been materially impacted by the company's restructuring charges.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2010 Balance
Total	$—	$—	$—	$—	$—
Charges
NA/HME	4,755	—	—	4	4,759
IPG	123	—	—	—	123
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,352	277	1,788	117	10,534
Payments
NA/HME	(1,663)	—	—	(4)	(1,667)
IPG	(52)	—	—	—	(52)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,447)	(277)	(1,714)	(117)	(5,555)
December 31, 2011 Balance
NA/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	4,905	—	74	—	4,979
Charges
NA/HME	4,242	—	5	—	4,247
IPG	35	—	—	—	35
Europe	817	—	53	1,223	2,093
Asia/Pacific	1,681	491	1,667	1,181	5,020
Total	6,775	491	1,725	2,404	11,395
Payments
NA/HME	(3,587)	—	(5)	—	(3,592)
IPG	(106)	—	—	—	(106)
Europe	(1,964)	—	(127)	(1,223)	(3,314)
Asia/Pacific	(812)	(340)	(42)	(1,175)	(2,369)
Total	(6,469)	(340)	(174)	(2,398)	(9,381)
December 31, 2012 Balance
NA/HME	3,747	—	—	—	3,747
IPG	—	—	—	—	—
Europe	595	—	—	—	595
Asia/Pacific	869	151	1,625	6	2,651
Total	5,211	151	1,625	6	6,993

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Charges
NA/HME	1,679	—	—	$—	1,679
IPG	189	—	—	—	189
Europe	115	—	—	—	115
Asia/Pacific	453	—	86	—	539
Total	2,436	—	86	—	2,522
Payments
NA/HME	(2,005)	—	—	—	(2,005)
IPG	(17)	—	—	—	(17)
Europe	(461)	—	—	—	(461)
Asia/Pacific	(618)	(151)	(766)	(4)	(1,539)
Total	(3,101)	(151)	(766)	(4)	(4,022)
March 31, 2013 Balance
NA/HME	3,421	—	—	—	3,421
IPG	172	—	—	—	172
Europe	249	—	—	—	249
Asia/Pacific	704	—	945	2	1,651
	$4,546	$—	$945	$2	$5,493

Income Taxes

The company had an effective tax rate of 62.2% on earnings before tax for the three month period ended March 31, 2013 compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three months ended March 31, 2013 was greater than the U.S. federal statutory rate, principally due to an intraperiod tax allocation resulting in recognizing a tax benefit for the continuing loss in the United States as part of the annual effective tax rate. The rate was benefitted by taxes outside the United States, excluding countries with valuation allowances that are in losses in 2013, at a lower rate than the U.S. statutory rate. The company had an effective tax rate of 22.9% on earnings before tax for the three month period ended March 31, 2012, respectively, compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three months ended March 31, 2012 was lower than the U.S. federal statutory rate, principally due to foreign earnings taxed at an effective rate lower than the U.S. statutory rate. The company also benefited from countries with valuation allowances included in the combined effective rate due to expected profits for 2012.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended March 31,
	2013	2012
Basic
Average common shares outstanding	31,902	31,819

Net earnings (loss) from continuing operations	$(4,533)	$5,605
Net earnings from discontinued operations	$39,714	$2,628
Net earnings	$35,181	$8,233

Net earnings (loss) per common share from continuing operations	$(0.14)	$0.18
Net earnings per common share from discontinued operations	$1.24	$0.08
Net earnings per common share	$1.10	$0.26

Diluted
Average common shares outstanding	31,902	31,819
Shares related to convertible debt	—	—
Stock options and awards	32	3
Average common shares assuming dilution	31,934	31,822

Net earnings (loss) from continuing operations	$(4,533)	$5,605
Net earnings from discontinued operations	$39,714	$2,628
Net earnings	$35,181	$8,233

Net earnings (loss) per common share from continuing operations *	$(0.14)	$0.18
Net earnings per common share from discontinued operations	$1.24	$0.08
Net earnings per common share	$1.10	$0.26

* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the period in which there was a net loss.

For the three months ended March 31, 2013, 5,103,319 shares associated with stock options were excluded from the average common shares assuming dilution as they were anti-dilutive. At March 31, 2013, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $15.41 for the three months ended March 31, 2013. For the three months ended March 31, 2012, 4,287,922 shares associated with stock options were excluded from the average common shares assuming dilution as they were anti-dilutive. At March 31, 2012, the majority of the anti-dilutive shares were granted at an exercise price of $24.45, which was higher than the average fair market value price of $16.74 for the three months ended March 31, 2012. For the three months ended March 31, 2013 and March 31, 2012, there were no shares necessary to settle a conversion spread on the convertible notes to be included in the common shares assuming dilution as the average market price of the company stock for 2012 did not exceed the conversion price.

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. Invacare utilizes De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation which was $9,233,000 at March 31, 2013 to DLL for events of default under the leasing contracts, which total $59,600,000 at March 31, 2013. The company monitors the collections status of these contracts and has provided amounts

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013 for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

During the first three months of 2013 and 2012, the company was a party to interest rate swap agreements that qualified as cash flow hedges and effectively converted floating-rate debt to fixed-rate debt, so the company could avoid the risk of changes in market interest rates. The gains or losses on interest rate swaps are reflected in interest expense on the consolidated statement of comprehensive income (loss).

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $33,494,000 matured during the three months ended March 31, 2013 compared to forward contracts with a total notional amount in USD of $36,967,000 that matured during the three months ended March 31, 2012.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	March 31, 2013		December 31, 2012
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$1,289	$(19)	$—	$—
USD / CAD	26,998	(95)	17,620	(6)
USD / CNY	2,526	(21)	—	—
USD / CHF	704	25	—	—
USD / EUR	46,336	(756)	59,510	(797)
USD / GBP	1,940	102	2,519	(3)
USD / NZD	3,965	32	—	—
USD / SEK	5,940	144	—	—
USD / MXP	6,855	430	6,954	141
EUR / CAD	1,256	—	—	—
EUR / CHF	4,601	79	—	—
EUR / GBP	15,675	156	2,077	46
EUR / SEK	1,505	(7)	—	—
EUR / NZD	5,450	311	5,749	105
GBP / AUD	574	(23)	—	—
GBP / CHF	887	(6)	—	—
GBP / SEK	3,302	291	4,154	25
DKK / SEK	4,441	95	6,397	(47)
NOK / SEK	2,681	103	3,428	(4)
	$136,925	$841	$108,408	$(540)

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the company in 2013 or 2012 related to these forward contracts and the associated short-term intercompany trading receivables and payables.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment entered into in 2013 and 2012, respectively, and outstanding were as follows (in thousands USD):

	March 31, 2013		March 31, 2012
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
CAD / USD	$24,120	$(544)	$7,138	$77
CHF / USD	—	—	3,315	63
DKK / USD	22,970	(598)	8,137	(73)
NZD / USD	—	—	1,377	7
SEK / CAD	—	—	2,483	(2)
AUD / EUR	1,500	(35)	—	—
AUD / GBP	2,966	6	—	—
AUD / NZD	—	—	1,066	11
	$51,556	$(1,171)	$23,516	$83

The fair values of the company’s derivative instruments were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	$2,024	$1,183	$375	$915
Interest rate swap contracts	—	120	—	316
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward contracts	7	1,178	687	142
Total derivatives	$2,031	$2,481	$1,062	$1,373

The fair values of the company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

The effect of derivative instruments on the Statement of Comprehensive Income (Loss) and Other Comprehensive Income (OCI) was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2013
Foreign currency forward contracts	$1,601	$(220)	$57
Interest rate swap contracts	263	(67)	—
	$1,864	$(287)	$57
Three months ended March 31, 2012
Foreign currency forward contracts	$10	$779	$—
Interest rate swap contracts	110	—	—
	$120	$779	$—

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31, 2013
Foreign currency forward contracts			$(1,171)
Three months ended March 31, 2012
Foreign currency forward contracts			$83

The pre-tax gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. For the three months ended March 31, 2013, net sales were increased by $136,000 and cost of product sold was increased by $356,000 for a net realized loss of $220,000. For the three months ended March 31, 2012, net sales were increased by $258,000 and cost of product sold was decreased by $564,000 for a net realized gain of $822,000.

The company recognized expense of $226,000 and expense of $126,000 for the three months ended March 31, 2013 and March 31, 2012, respectively, related to interest rate swap agreements, which is reflected in interest expense on the consolidated statement of comprehensive income (loss).

A loss of $1,171,000 and a gain of $83,000 was recognized in selling, general and administrative (SG&A) expenses for the three months ended March 31, 2013 and March 31, 2012, respectively, on forward contracts not designated as hedging instruments that are entered into to offset gains/losses also recorded in SG&A expenses on intercompany trade payables. Any gains/losses on the non designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade payables.

The company has entered into foreign exchange forward contracts and interest rate swap contracts (the “agreements”) with various bank counterparties, each of which are subject to provisions which are similar to a master netting agreement. The agreements provide for a net settlement payment in a single currency upon a default by the company. Furthermore, the agreements provide the counterparty with a right of set off in the event of a default that would enable the counterparty to offset any net payment due by the counterparty to the company under the applicable agreement by any amount due by the company to the counterparty under any other agreement. For example, the terms of the agreement would permit a counterparty to a derivative contract that is also a lender under the company's senior revolving credit agreement (the “Credit Agreement”) to reduce any derivative settlement amounts owed to the company under the derivative contract by any amounts owed to the counterparty by the company under the Credit Agreement. In addition, the agreements contain cross-default provisions that could trigger a default by the company under the agreement in the event of a default by the company under another agreement with the same counterparty. The company does not

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013 present any derivatives on a net basis in its financial statements and all derivative balances presented are subject to provisions that are similar to master netting agreements.

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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
March 31, 2013:
Forward Exchange Contracts—net	$(330)	—	$(330)	—
Interest Rate Swap Agreements—net	(120)	—	(120)	—
December 31, 2012:
Forward Exchange Contracts—net	$5	—	$5	—
Interest Rate Swap Agreements—net	(316)	—	(316)	—

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

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$25,081	$25,081	$38,791	$38,791
Other investments	1,190	1,190	1,171	1,171
Installment receivables, net of reserves	2,465	2,465	2,594	2,594
Long-term debt (including current maturities of long-term debt)	(116,618)	(115,392)	(234,802)	(234,072)
Forward contracts in Other Current Assets	2,031	2,031	1,062	1,062
Forward contracts in Accrued Expenses	(2,361)	(2,361)	(1,057)	(1,057)
Interest rate swap agreements in Accrued Expenses	(120)	(120)	(316)	(316)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

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

Business Segments

The company operates in four primary business segments: North America/Home Medical Equipment (North America/HME), Institutional Products Group (IPG), Europe and Asia/Pacific. The North America/HME segment sells each of three primary product lines, which includes: lifestyle, mobility and seating and respiratory therapy products. IPG sells or rents long-term care medical equipment, health care furnishings and accessory products. Europe and Asia/Pacific sell product lines similar to North America/HME and IPG. Each business segment sells to the home health care, retail and extended care markets.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

The information by segment is as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Revenues from external customers
North America/HME	$152,157	$176,119
Institutional Products Group	35,128	36,138
Europe	137,634	125,303
Asia/Pacific	12,697	17,540
Consolidated	$337,616	$355,100
Intersegment revenues
North America/HME	$18,836	$29,111
Institutional Products Group	1,383	1,824
Europe	1,953	1,978
Asia/Pacific	6,882	10,530
Consolidated	$29,054	$43,443
Restructuring charges before income taxes
North America/HME	$1,679	$117
Institutional Products Group	188	35
Europe	115	291
Asia/Pacific	540	118
Consolidated	$2,522	$561
Earnings (loss) before income taxes
North America/HME	$(11,352)	$5,696
Institutional Products Group	1,847	3,378
Europe	5,843	5,485
Asia/Pacific	(2,261)	(1,061)
All Other (1)	(6,060)	(6,225)
Consolidated	$(11,983)	$7,273
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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

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
In December 2012, the company reached agreement with the FDA on the terms of the consent decree, which was approved and made effective by the U.S. District Court for the Northern District of Ohio on December 21, 2012. The consent decree limits the company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limits design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. However, the company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary products, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree and is able to fulfill purchase orders and quotes that were in the company's order fulfillment system prior to the effective date of the decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete a third-party expert certification audit and receive written notification from the FDA. The certification audit is to be comprised of three distinct reports. The expert certification audit will be followed by an FDA inspection of the company's compliance with the quality system regulations. Each of the three audits will result in a third-party expert report that will then be reviewed by the FDA which will complete its own review procedures. Once satisfied with the company's compliance, the FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities.
At the time of filing this quarterly report on Form 10-Q, the company has completed the first two of its third-party expert certification audits and is providing some follow-up information requested by the FDA with respect to one of them. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems are compliant with the FDA's Quality System Regulation. The company expects to receive the FDA's response within a few weeks based upon the terms of the consent decree. Receiving the FDA's approval on the first certification audit would permit the company's Taylor Street facility to resume supplying parts and components for the further manufacturing of medical devices at other Invacare facilities. Once the company receives the FDA's approval on the second certification report, the company may resume design activities at the corporate and Taylor Street facilities, which will enable it to refocus its engineering resources on new product development. The third, most comprehensive third-party certification audit is a comprehensive review of the company's compliance with the FDA's Quality System Regulation at the impacted Elyria facilities. As of the time of this filing, the third expert certification audit has commenced, and the company plans to complete the audit in the second quarter of 2013. Because the FDA has the authority to reinspect at any time, the company cannot determine whether the FDA will elect to inspect after either the first or second third-party expert audits. The company began its third, final and most comprehensive third party certification audit in late March.  The company's goal has been and continues to be to get the third certification audit completed in the second quarter.   Based on the scope and complexity of this very comprehensive audit and recent discussions with our third party expert, the company's June 30 goal is aggressive.  Nevertheless, the company is working diligently to accomplish its original goal of finalizing the report by June 30 , 2013. Once completed, according to the consent decree, the FDA has thirty (30) days after receipt of the third expert certification audit results to commence its own inspection. It is not possible for the company to estimate the timing or potential response of the FDA's inspection and subsequent written notifications. Once the company receives written notification from the FDA that the Corporate and Taylor Street facilities appear to be in compliance, the company may resume full operations at those facilities. Once the company receives written notification from the FDA that the Corporate and Taylor Street facilities appear to be in compliance, the company may resume full operations at those facilities.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

As described above, because the limitations on production will only be temporary in nature, and partial production will be allowed, the company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the time frame for completion of the third-party expert certifications audits and FDA inspection and with respect to future cash flows from production at the Taylor Street manufacturing facility, the company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at March 31, 2013.
The majority of the production from the Taylor Street facility is "made to order" for customers and, as a result, there was not a significant amount of finished goods inventory on hand at March 31, 2013. At the time of filing this Quarterly Report on Form 10-Q, the company believed that it would be able to obtain substantially all of the documentation required under the consent decree in order to complete the manufacture and shipment from the Taylor Street facility of the orders in the company's order fulfillment system at the time of the effectiveness of the consent decree and thus, the company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at March 31, 2013. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the time frame for completion of the third-party expert certification audits and FDA inspection, the company concluded that the value of the inventory was not excessive or impaired at March 31, 2013. However, if the company's expectations regarding the impacts of the limitations in the consent decree or the time frame for completion of the third-party expert certification audits and FDA inspection were to change, the company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
The North America/HME segment is the segment primarily impacted by the limitations in the consent decree. During 2012, before the effectiveness of the consent decree, the company started to experience decreases in net sales in this segment. Those decreases were primarily related to delays in new product introductions, uncertainty on the part of the company's customers as they coped with prepayment reviews and post-payment audits by the Centers for Medicare and Medicaid Services and contemplated their participation in the next round of National Competitive Bidding, and, the company believes, uncertainty regarding the resolution of the consent decree which limited the company's ability to renegotiate and bid on certain supply contracts and otherwise led to a decline in customer orders. While the consent decree has only been effective for a few months at the time of filing of this Quarterly Report on Form 10-Q, the negative effect on customer orders and net sales has been considerable and the company expects to experience further declines in net sales as a result of the limitations imposed by the consent decree. The company expects to continue to experience decreased net sales in the segment until it has successfully completed the previously-described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the company may resume full operations. Even after the company receives the FDA notification, it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, the limitations in the consent decree had, and likely will continue to have, a material adverse effect on the company's business, financial condition and results of operations.
For additional information regarding the consent decree, please see the following sections of the company's Annual Report on Form 10-K for the period ending December 31, 2012: Item 1. Business - Government Regulation and Item 1A. Risk Factors and the following sections of this Quarterly Report on Form 10-Q: Item 1. Legal Proceedings; and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.
In addition, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. The company has taken these issues very seriously and has added resources to ensure it is addressing all of the FDA's concerns in a timely manner. However, the results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter could materially and adversely affect the company's business, financial condition, and results of operations.
Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

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

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total

Three month period ended March 31, 2013	(in thousands)
Net sales	$60,909	$124,615	$173,925	$(21,833)	$337,616
Cost of products sold	52,353	89,834	121,705	(22,054)	241,838
Gross Profit	8,556	34,781	52,220	221	95,778
Selling, general and administrative expenses	34,863	23,835	43,977	1,344	104,019
Charge related to restructuring activities	1,671	—	851	—	2,522
Income (loss) from equity investee	48,018	5,808	65	(53,891)	—
Interest expense (income)—net	(45)	646	619	—	1,220
Earnings (Loss) from Continuing Operations before Income Taxes	20,085	16,108	6,838	(55,014)	(11,983)
Income taxes (benefit)	(15,096)	—	7,646	—	(7,450)
Net Earnings (Loss) from Continuing Operations	35,181	16,108	(808)	(55,014)	(4,533)
Net Earnings from Discontinued Operations	—	39,714	—	—	39,714
Net Earnings (loss)	$35,181	$55,822	$(808)	$(55,014)	$35,181

Other Comprehensive Income (Loss), Net of Tax	134	(2,186)	1,787	399	134

Comprehensive Income (Loss)	$35,315	$53,636	$979	$(54,615)	$35,315

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended March 31, 2012	(in thousands)
Net sales	$90,032	$124,653	$173,388	$(32,973)	$355,100
Cost of products sold	67,952	89,905	119,415	(32,769)	244,503
Gross Profit	22,080	34,748	53,973	(204)	110,597
Selling, general and administrative expenses	32,769	22,883	45,061	—	100,713
Charge related to restructuring activities	6	21	534	—	561
Income (loss) from equity investee	18,246	1,044	199	(19,489)	—
Interest expense—net	(870)	2,160	760	—	2,050
Earnings (Loss) from Continuing Operations before Income Taxes	8,421	10,728	7,817	(19,693)	7,273
Income taxes (benefit)	188	(395)	1,875	—	1,668
Net Earnings (Loss) from Continuing Operations	8,233	11,123	5,942	(19,693)	5,605
Net Earnings from Discontinued Operations	—	2,628	—	—	2,628
Net Earnings (loss)	$8,233	$13,751	$5,942	$(19,693)	$8,233

Other Comprehensive Income (Loss), Net of Tax	1,186	1,845	(150)	(1,695)	1,186

Comprehensive Income (Loss)	$9,419	$15,596	$5,792	$(21,388)	$9,419

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
March 31, 2013	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$1,984	$199	$22,898	$—	$25,081
Trade receivables, net	64,304	37,526	97,552	—	199,382
Installment receivables, net	—	659	1,311	—	1,970
Inventories, net	39,635	32,742	118,656	(3,336)	187,697
Deferred income taxes	—	—	318	—	318
Other current assets	13,543	506	29,861	(3,350)	40,560
Total Current Assets	119,466	71,632	270,596	(6,686)	455,008
Investment in subsidiaries	1,464,146	528,971	—	(1,993,117)	—
Intercompany advances, net	81,788	877,560	242,020	(1,201,368)	—
Other Assets	41,312	413	928	—	42,653
Other Intangibles	582	21,238	47,348	—	69,168
Property and Equipment, net	40,108	19,193	56,765	—	116,066
Goodwill	—	32,937	429,357	—	462,294
Total Assets	$1,747,402	$1,551,944	$1,047,014	$(3,201,171)	$1,145,189
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$48,219	$9,440	$62,078	$—	$119,737
Accrued expenses	32,718	17,922	80,336	(3,350)	127,626
Accrued income taxes	3,275	—	8,807	—	12,082
Short-term debt and current maturities of long-term obligations	2,439	7	848	—	3,294
Total Current Liabilities	86,651	27,369	152,069	(3,350)	262,739
Long-Term Debt	107,160	123	6,041	—	113,324
Other Long-Term Obligations	53,068	—	58,990	—	112,058
Intercompany advances, net	843,455	268,989	88,924	(1,201,368)	—
Total Shareholders’ Equity	657,068	1,255,463	740,990	(1,996,453)	657,068
Total Liabilities and Shareholders’ Equity	$1,747,402	$1,551,944	$1,047,014	$(3,201,171)	$1,145,189

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2012	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$5,774	$1,018	$31,999	$—	$38,791
Trade receivables, net	71,622	37,223	89,946	—	198,791
Installment receivables, net	—	829	1,359	—	2,188
Inventories, net	40,278	31,455	114,169	(2,656)	183,246
Other current assets	12,727	473	34,606	(6,030)	41,776
Assets held for sale - current	—	103,157	—	—	103,157
Total Current Assets	130,401	174,155	272,079	(8,686)	567,949
Investment in subsidiaries	1,536,898	523,176	6,888	(2,066,962)	—
Intercompany advances, net	81,533	874,567	238,270	(1,194,370)	—
Other Assets	41,006	314	942	—	42,262
Other Intangibles	663	22,211	48,778	—	71,652
Property and Equipment, net	39,911	19,957	58,363	—	118,231
Goodwill	—	32,937	429,263	—	462,200
Total Assets	$1,830,412	$1,647,317	$1,054,583	$(3,270,018)	$1,262,294
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$63,812	$9,465	$59,771	$—	$133,048
Accrued expenses	36,716	18,155	86,348	(6,030)	135,189
Accrued income taxes	1,545	—	1,168	—	2,713
Short-term debt and current maturities of long-term obligations	4,552	7	868	—	5,427
Liabilities held for sale - current	—	23,358	—	—	23,358
Total Current Liabilities	106,625	50,985	148,155	(6,030)	299,735
Long-Term Debt	223,014	143	6,218	—	229,375
Other Long-Term Obligations	52,957	—	59,238	—	112,195
Intercompany advances, net	826,827	271,353	96,190	(1,194,370)	—
Total Shareholders’ Equity	620,989	1,324,836	744,782	(2,069,618)	620,989
Total Liabilities and Shareholders’ Equity	$1,830,412	$1,647,317	$1,054,583	$(3,270,018)	$1,262,294

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended March 31, 2013	(in thousands)
Net Cash Provided (Used) by Operating Activities	$9,297	$(89,758)	$(7,929)	$53,087	$(35,303)
Investing Activities
Purchases of property and equipment	(2,223)	(580)	(1,062)	—	(3,865)
Proceeds from sale of property and equipment	—	—	4	—	4
Proceeds from sale of business	—	144,681	—	—	144,681
Other long-term assets	(108)	—	—	—	(108)
Other	107,368	(52,956)	—	(54,431)	(19)
Net Cash Provided (Used) for Investing Activities	105,037	91,145	(1,058)	(54,431)	140,693
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	114,762	—	1,188	—	115,950
Payments on revolving lines of credit and long-term borrowings	(232,490)	(2,206)	—	—	(234,696)
Payment of dividends	(396)	—	(1,344)	1,344	(396)
Net Cash Provided (Used) by Financing Activities	(118,124)	(2,206)	(156)	1,344	(119,142)
Effect of exchange rate changes on cash	—	—	42	—	42
Decrease in cash and cash equivalents	(3,790)	(819)	(9,101)	—	(13,710)
Cash and cash equivalents at beginning of year	5,774	1,018	31,999	—	38,791
Cash and cash equivalents at end of period	$1,984	$199	$22,898	$—	$25,081

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2013

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended March 31, 2012	(in thousands)
Net Cash Provided (Used) by Operating Activities	$(483)	$1,074	$(1,416)	$—	$(825)
Investing Activities
Purchases of property and equipment	(553)	(2,546)	(1,582)	—	(4,681)
Proceeds from sale of property and equipment	12	17	16	—	45
Other long-term assets	—	—	(11)	—	(11)
Other	48	—	(28)	—	20
Net Cash Used for Investing Activities	(493)	(2,529)	(1,605)	—	(4,627)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	73,694	1,814	—	—	75,508
Payments on revolving lines of credit and long-term borrowings	(71,902)	—	(578)	—	(72,480)
Payment of dividends	(397)	—	—	—	(397)
Net Cash Provided (Used) by Financing Activities	1,395	1,814	(578)	—	2,631
Effect of exchange rate changes on cash	—	—	565	—	565
Increase (Decrease) in cash and cash equivalents	419	359	(3,034)	—	(2,256)
Cash and cash equivalents at beginning of year	3,642	2,104	29,178	—	34,924
Cash and cash equivalents at end of period	$4,061	$2,463	$26,144	$—	$32,668

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations.

OUTLOOK

The company made progress on the third-party certification audits at the Corporate and Taylor Street facilities. In April, the first two third-party certification audit reports were provided to the FDA for its review and approval. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems are compliant with the FDA's Quality System Regulation. The company expects to receive the FDA's response within a few weeks based upon the terms of the consent decree. The company began its third, final and most comprehensive third party certification audit in late March. The company's goal has been and continues to be to get the third certification audit completed in the second quarter. Based on the scope and complexity of this very comprehensive audit and recent discussions with our third party expert, the company's June 30 goal is aggressive. Nevertheless, the company is working diligently to accomplish its original goal of finalizing the report by June 30, 2013. After the FDA has reviewed this final certification report, it will conduct its own inspection before it authorizes the company to resume full operations at the Corporate and Taylor Street facilities.

While there are many factors that are currently outside of the company's control, the company is actively managing the business to best position the company for the future. The company has developed and started to implement a comprehensive cost reduction program. As part of that plan, the company reduced its workforce at the Taylor Street facility earlier this month to more closely align it with current production volume. Other aggressive cost reduction initiatives will take place through general expense reduction and project delays. The company expects these initiatives will stabilize the business and help drive it toward restoring positive free cash flow later in 2013. The company's board and management team are committed to making the right decisions to ensure the company is well-positioned to re-establish profitability and shareholder value when we emerge from the injunctive phase of the consent decree.

STATUS OF THE CONSENT DECREE

In order to resume full operations at the Corporate and Taylor Street facilities in Elyria, Ohio, the consent decree requires that three certification audits must be completed by a third-party expert whose reports are then submitted to the FDA for review and approval. The company is continuing to make progress on all three of the certification audits.

•
In the first audit, the third-party expert inspected the qualification and validation procedures and documentation for equipment and processes at the Taylor Street manufacturing facility. In April, the third-party expert certified that the these processes were in compliance with the equipment and process validation requirements set forth in the consent decree. The certification report was submitted to the FDA for the Agency's review and approval. The company is providing follow-up information requested by the FDA. According to the terms of the consent decree, the company expects to receive the formal response from the FDA on the report within the few weeks following the filing of this Quarterly Report on Form 10-Q. Receiving the FDA's approval on the first certification audit would permit the company's Taylor Street facility to resume supplying parts and components for the further manufacturing of medical devices at other Invacare facilities.

•
In the second audit, the third-party expert reviewed the Company's design control systems at the Corporate and Taylor Street facilities and certified that the Company's design control systems at these facilities are in compliance. Earlier in April, the certification report was submitted to the FDA for the Agency's review and approval. According to the terms of the consent decree, the Company expects to receive a response from the FDA on the report within the few weeks following the filing of this Quarterly Report on Form 10-Q. Once it receives the FDA's approval on this certification report, the Company may resume design activities, which will enable it to refocus its engineering resources on new product development.

•
The final, most comprehensive third-party certification audit is a comprehensive review of the Company's compliance with the FDA's Quality System Regulation at the impacted Elyria facilities. This audit has commenced, and the Company plans to complete this certification audit by the end of the second quarter. The company's goal has been and continues to be to get the third certification audit completed in the second quarter. The company is working diligently to accomplish this goal. Based on the scope and complexity of this very comprehensive audit and recent discussions with our third party expert, the company's June 30 goal is aggressive. During the company's work to finalize the audit, the company will continuously assess the probability that it can successfully finalize this complicated undertaking by June 30, 2013. Nevertheless, the company is working diligently to accomplish its original goal of finalizing the report by June 30, 2013. This audit will be followed by an FDA inspection. Once the Company receives written notification from the FDA that the Corporate and Taylor Street facilities appear to be in compliance, the Company may resume full operations at those facilities.

As the company receives FDA approval on each of these certification audits, it will provide timely disclosure to its shareholders. The company also intends to give an update in its next quarterly earnings release. See the “Contingencies” note to the financial statements contained in Item 1 of this Form 10-Q and “Forward-Looking Statements” contained below in this Item.

RESULTS OF CONTINUING OPERATIONS

Net Sales. Consolidated net sales for the three months ended March 31, 2013 decreased 4.9% to $337,616,000 versus $355,100,000 for the same period last year. Foreign currency translation increased net sales by 0.7 of a percentage point. Organic net sales for the quarter decreased by 5.6% over the same period a year ago as increases in Europe were more than offset by declines in all other segments. The sales decline was primarily related to mobility and seating products, principally due to the reduced order volume at the company's Taylor Street manufacturing facility resulting from the FDA consent decree. The company estimates that sales of product manufactured from the Taylor Street facility, which includes some products sold outside of the North America/HME segment, were approximately $17.0 million in the first quarter compared to $37.4 million in the first quarter of last year.

North America/Home Medical Equipment (HME)

North America/HME net sales decreased 13.6% for the quarter to $152,157,000 as compared to $176,119,000 for the same period a year ago with no material impact from foreign currency translation. The net sales decrease of 13.6% in the segment was primarily driven by declines in mobility and seating and lifestyle products, partially offset by increased net sales in respiratory products. The sales decline in mobility and seating products was primarily driven by the impact of the consent decree with the FDA, which limits production at the Taylor Street manufacturing facility. Early in the first quarter, the flow of verification of medical necessity (VMN) documentation, as required by the consent decree to provide product from the Taylor Street facility, was generally in line with the company's expectations. However, during the quarter the FDA provided the company with feedback regarding its intent relating to the appropriate completion of the VMN documentation. As it better understood the FDA's expectations, the company modified its VMN review processes, which resulted in a dramatic weakening of the acceptance rate of VMNs throughout the quarter. While the company continues to ship orders and quotes that existed prior to the date of the consent decree, the number of new orders that were fulfilled in the first quarter of 2013 with the appropriate VMN documentation would have represented only 4.1% of Invacare's unit volume of domestic power wheelchair shipments from the Taylor Street facility in the same period last year.

Institutional Products Group (IPG)

IPG net sales for the quarter decreased 2.8% to $35,128,000 compared to $36,138,000 for the same period last year as foreign currency decreased net sales by 0.1 of a percentage point. Organic net sales decreased by 2.7%. The organic net sales decrease for the quarter was driven primarily by declines in beds, safe patient handling equipment and therapeutic support surfaces partially offset by increases in interior design projects for long-term care facilities and dialysis chairs.

Europe

For the quarter, European net sales increased 9.8% to $137,634,000 versus $125,303,000 for the first quarter last year with foreign currency translation increasing net sales by 1.9 percentage points. The organic net sales increase of 7.9% was principally due to increases in net sales of lifestyle, respiratory and mobility and seating product.

Asia/Pacific

Asia/Pacific net sales decreased 27.6% for the quarter to $12,697,000 as compared to $17,540,000 for the same period a year ago. Organic net sales decreased 27.8% as foreign currency translation increased net sales by 0.2 of a percentage point. The company's Australian distribution business experienced declines in mobility and seating and lifestyle products. The net sales decline in the company's subsidiary which produces microprocessor controllers was primarily related to decreases in its sale of controllers and the company's decision to exit its contract manufacturing business with companies outside of the healthcare industry.

Gross Profit. Consolidated gross profit as a percentage of net sales for the three months ended March 31, 2013 was 28.4% compared to 31.1% last year. The gross profit decline was negatively impacted principally by the North America/HME sales decline in custom power wheelchairs, which is one of the company's higher margin product lines. In addition, the negative impact on order volume out of the Taylor Street manufacturing facility caused an unfavorable absorption of fixed costs for this facility.

Gross profit also was negatively impacted by sales mix favoring lower margin products and customers and increased research and development costs.

North America/HME gross profit as a percentage of net sales decreased by 5.9 percentage points compared to the same period last year. The decline in margins was primarily as a result of volume declines, unfavorable sales mix favoring lower margin customers and lower margin products and unfavorable absorption of fixed costs at the Taylor Street manufacturing facility as a result of volume declines in mobility and seating products.

IPG gross profit as a percentage of net sales decreased 2.1 percentage points compared to the same period last year. The decline in margin is primarily attributable to volume declines and increased research and development expenses.

Gross profit in Europe as a percentage of net sales was flat compared to the same period last year. Gross profit was favorably impacted by volume increases, which were offset by an unfavorable sales mix favoring lower margin product lines and lower margin customers.

Gross profit in Asia/Pacific as a percentage of net sales increased by 2.9 percentage points compared to the same period last year. The increase was primarily the result of sales mix favoring higher margin product lines and customers.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales for the three months ended March 31, 2013 was 30.8% compared to 28.4% for the same period a year ago. The increase was $3,306,000 or 3.3% for the quarter. Foreign currency translation increased expenses by $496,000 in the quarter. Excluding the impact of foreign currency translation, SG&A expenses increased 2.8% for the quarter compared to the same period a year ago. The dollar increase, excluding foreign currency translation, was $2,810,000 for the quarter as compared to the same period a year ago principally as a result of increased regulatory and compliance costs related to quality system improvements, unfavorable foreign currency transactions, primarily in Europe, and increased associate costs, also primarily in Europe.

SG&A expenses for North America/HME increased 4.1% or $2,074,000 for the quarter as compared to the same period a year ago. Foreign currency translation decreased SG&A expenses by $33,000 or 0.1 of a percentage point. Excluding the foreign currency translation, SG&A expenses increased $2,107,000 or 4.2 percentage points for the quarter. The expense increase was principally due to increased regulatory and compliance costs related to quality systems improvements.

SG&A expenses for IPG increased by 1.9% or $223,000 for the quarter as compared to the same period a year ago. Foreign currency translation did not have a material impact for the quarter. The SG&A expense increase for the quarter was primarily attributable to increased associate costs partially offset by favorable foreign currency transactions.

European SG&A expenses increased by 10.9% or $3,306,000 for the quarter compared to the same period a year ago. Foreign currency translation increased SG&A expenses by approximately $527,000 or 1.7 percentage points for the quarter. Excluding the foreign currency translation impact, SG&A expenses increased by $2,779,000 or 9.1% for the quarter primarily due to unfavorable foreign currency transactions and increased associate costs.

Asia/Pacific SG&A expenses decreased 28.5% or $2,297,000 for the quarter as compared to the same period a year ago principally as a result of reduced personnel costs resulting from restructuring activities in 2012. Foreign currency translation had no material impact for the quarter.

 Charge Related to Restructuring Activities. Restructuring continued during the quarter ended March 31, 2013 resulting in restructuring charges of $2,522,000 in the first three months of 2013, principally for severance in NA/HME and Asia/Pacific and to a lesser extent Europe and IPG as a result of the permanent elimination of certain management positions. The majority of the outstanding restructuring accruals at March 31, 2013 are expected to be paid out within the next twelve months.

Interest. Interest expense decreased to $1,327,000 for the first quarter of 2013 compared to $2,351,000 for the same period a year ago, representing a 43.6% decrease. This decline is primarily attributable to reduced debt levels and lower borrowing costs in 2013 as compared to 2012. Interest income for the first quarter of 2013 was $107,000 compared to $301,000 in the first quarter of 2012 due to a reduction in volume of financing provided to customers.

Income Taxes. The company had an effective tax rate of 62.2% on earnings before tax for the three months ended March 31, 2013 compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three months ended March 31, 2013 was greater than the U.S. federal statutory rate, principally due to an intraperiod tax allocation resulting in recognizing a tax benefit for the continuing loss in the United States as part of the annual effective tax rate. The rate was benefitted by taxes outside the United States, excluding countries with valuation allowances that are in losses in 2013, at a lower rate than the U.S. statutory rate. The company had an effective tax rate of 22.9% on earnings before tax for the three months ended March 31, 2012 compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three months ended March 31, 2012 was lower than the U.S. federal statutory rate, principally due to foreign earnings taxed at an effective rate lower than the U.S. statutory rate. The company also benefited from countries with valuation allowances included in the combined effective rate due to expected profits for 2012.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) and working capital management.

The company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, decreased by $118,335,000 to $119,808,000 at March 31, 2013 from $238,143,000 as of December 31, 2012. The company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $3,190,000 and $3,341,000 as of March 31, 2013 and December 31, 2012, respectively. The debt decrease during the first quarter was a result of using the proceeds from the sale of Invacare Supply Group to reduce debt outstanding under the revolving credit facility. The company's cash and cash equivalents were $25,081,000 at March 31, 2013, down from $38,791,000 as of December 31, 2012. At March 31, 2013, the company had outstanding $99,390,000 on its revolving line of credit versus $217,494,000 as of December 31, 2012.

The company's borrowing capacity and cash on hand were utilized for normal operations during the period ended March 31, 2013. Debt repurchases, acquisitions, divestitures, the timing of vendor payments and other activity can have a significant impact on the company's borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. For the three months ended March 31, 2013, the outstanding borrowings on the company's revolving credit facility varied from a low of $112,700,000 to a high of $281,300,000. While the company has cash balances in various jurisdictions around the world, there are no material restrictions under the credit facility regarding the use of such cash for dividends within the company, loans or other purposes.

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

The Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that require the company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement) of no greater than 3.5 to 1, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement) of no less than 3.5 to 1. In calculating the ratios, the company can exclude up to $15,000,000 of cash restructuring charges from the calculation of EBITDA over the life of the agreement, and the company reached the limitation in the fourth quarter of 2012. Thus, all additional cash restructuring charges will count to reduce EBITDA thereunder. As of March 31, 2013, the company's leverage ratio was 1.84 and the company's interest coverage ratio was 15.31 compared to a leverage ratio of 2.66 and an interest coverage ratio of 19.00 as of December 31, 2012. As of March 31, 2013, the company was in compliance with all covenant requirements and under the most restrictive covenant of the company's borrowing arrangements, the company had the capacity to borrow up to an additional $112,010,000.

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

During the first quarter of 2013, the company completed the sale of its ISG business for net proceeds of approximately $144,681,000, which were used to repay amounts outstanding under the credit facility and other current payables and thereby improve the company's leverage ratio.

Based on the company's current expectations, the company believes that its cash balances and available borrowing capacity under its senior credit facility should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, the company's ability to satisfy its liquidity needs will depend on many factors, including the operating performance of the business, the company's ability to successfully complete in a timely manner the third-party expert certification audit and FDA inspection contemplated under the consent decree and receipt of the written notification from the FDA permitting the company to resume full operations, as well as the company's continued compliance with the covenants under its credit facility. Notwithstanding the company's expectations, if the company's operating results decline substantially more than it currently anticipates, or if the company is unable to successfully complete the consent decree-related third-party expert certification audit and FDA inspection within the currently estimated time frame (including as a result of any need to complete significant additional remediation arising from the third-party expert certification audits of the FDA inspection), the company may be unable to comply with the financial covenants, and its lenders could demand repayment of the amounts outstanding under the company's credit facility.

As a result, continued compliance with the leverage covenant under the company's credit facility is a high priority, which means the company remains focused on generating sufficient cash and managing its expenditures. The company also may examine alternatives such as raising additional capital through permitted asset sales. In addition, if necessary or advisable, the company may seek to amend or renegotiate its credit facility in order to remain in compliance. The company can make no assurances that under such circumstances its financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to the company, if at all.

The company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. At March 31, 2013, the company had $13,350,000 aggregate principal amount outstanding of its Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the company believes that its exposure to interest rate fluctuations is manageable given that portions of the company's debt are at fixed rates into 2014, the company has the ability to utilize swaps to exchange variable rate debt for fixed rate debt, if needed, and the company expects that it will be able to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. The company is a party to interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. As of March 31, 2013, interest associated with $97,000,000 of the outstanding revolver balance of $99,390,000 was fixed via interest rate swap agreements. Specifically, interest rate swap agreements for notional amounts of $20,000,000 and $25,000,000 through May 2013, $18,000,000 through June 2013, $22,000,000 through September 2013 and $12,000,000 through April 2014 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 1.08%, 0.73%, 0.625%, 0.46% and 0.54%, respectively, for effective aggregate rates of 3.08%, 2.73%, 2.625%, 2.46% and 2.54%, respectively. As of March 31, 2013, the weighted average floating interest rate on borrowings was 2.20% compared to 2.21% as of December 31, 2012.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of March 31, 2013. The company estimates that capital investments for 2013 could approximate between $15,000,000 and $20,000,000, compared to actual capital expenditures of $20,091,000 in 2012. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows used by operating activities were $35,303,000 in for the first three months of 2013, compared to cash flows provided by operating activities of $825,000 in the first three months of 2012. The decline in operating cash flows in 2013 was primarily attributable to reduced net earnings, a reduction in accounts payable, principally due to accelerated payments associated with the sale of ISG, and increased inventory due to weaker than anticipated sales. In addition, operating cash flows were also negatively impacted by payments of $3,160,000 for expenses as a result of the sale of ISG.

Cash flows provided by investing activities were $140,693,000 for the first three months of 2013, compared to cash used of $4,627,000 in the first three months of 2012. The significant change in investing cash flow was primarily attributable to the receipt of $144,681,000 in net proceeds resulting from the sale of ISG.

Cash flows used by financing activities were $119,142,000 in the first three months of 2013 compared to cash flow provided of $2,631,000 in the first three months of 2012. Cash flows used in the first three months of 2013 reflect the net pay down in debt compared to a net borrowing in the first three months of last year as the majority of the proceeds from the sale of ISG were used to pay down debt in the first quarter of 2013.

During the first three months of 2013, the company used free cash flow of $36,064,000 compared to $2,498,000 in the first three months of 2012. The decrease in free cash flow is due primarily to reduced net earnings and an increase in net working capital as described above. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash flow impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$(35,303)	$(825)
Plus: Net cash impact related to restructuring activities	3,100	2,963
Less: Purchases of property and equipment—net	(3,861)	(4,636)
Free Cash Flow	$(36,064)	$(2,498)

DIVIDEND POLICY

On February 14, 2013, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of April 3, 2013, which was paid on April 12, 2013.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

To review goodwill for impairment in accordance with ASC 350, the company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of the each reporting unit. A reporting unit is defined as an operating segment or one level below. The company has determined that its reporting units are the same as its operating segments. The company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the company utilizes a discounted cash flow method (DCF) in which the company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 9.88% in 2012 for the company's annual impairment analysis compared to 9.27% in 2011.
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

Accounting for Stock-Based Compensation

The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of March 31, 2013, there was $17,570,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Performance Plan, which is related to non-vested options and shares, and includes $5,313,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

The substantial majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods.

Income Taxes

As part of the process of preparing its financial statements, the company is required to estimate income taxes in various jurisdictions. The process requires estimating the company’s current tax exposure, including assessing the risks associated with tax audits, as well as estimating temporary differences due to the different treatment of items for tax and accounting policies. The temporary differences are reported as deferred tax assets and or liabilities. Substantially all of the company’s U.S., Australia, New Zealand and Denmark deferred tax assets are offset by a valuation allowance. The company also must estimate the likelihood that its deferred tax assets will be recovered from future taxable income and whether or not valuation allowances should be established. In the event that actual results differ from its estimates, the company’s provision for income taxes could be materially impacted. The company does not believe that there is a substantial likelihood that materially different amounts would be reported related to its critical accounting estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements: In February, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
(ASU 2013-02 or the ASU). ASU 2013-02 requires companies to report, in one place, changes in and reclassifications out of accumulated other comprehensive income (OCI). The ASU does not change what is required to be reported in OCI. The company adopted ASU 2013-02 in this Form 10-Q for the quarter ended March 31, 2013, with no impact on the company's Condensed Consolidated Statement of Comprehensive Income (Loss), Balance Sheets or Statement of Cash Flows. See Accumulated Other Comprehensive Income in the Notes to these Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on March 31, 2013 debt levels, a 1% change in interest rates would impact annual interest expense by approximately $24,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

The company has entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements, as of March 31, 2013, for notional amounts of $20 million and $25 million through May 2013, $18 million through June 2013, $22 million through September 2013 and $12 million through April 2014 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 1.08%, 0.73%, 0.625%, 0.46% and 0.54%, respectively, for effective aggregate rates of 3.08%, 2.73%, 2.625%, 2.46% and 2.54%, respectively.

On October 28, 2010, the company entered into the Credit Agreement which provides for a $400,000,000 senior secured revolving credit facility maturing in October 2015 at variable rates. As of March 31, 2013, the company had outstanding $13,350,000 in principal amount of 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $3,190,000 is included in equity. Accordingly, while the company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the company does not currently need to re-finance any of its debt. However, the company’s Credit Agreement contains covenants with respect to, among other items, consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage, as defined in the agreement. As of March 31, 2013, the company was in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the company would have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, are forward-looking in nature that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: compliance costs, limitations on the design, production and/or distribution of Invacare's products, inability to bid on or win certain contracts, or other adverse effects of the FDA consent decree of injunction; unexpected circumstances or developments that might delay or adversely impact the results of the third-party expert certification audits or FDA inspections of Invacare's quality systems at the Elyria, Ohio, facilities impacted by the FDA consent decree, including any possible requirement to perform additional remediation activities; the failure or refusal of customers or healthcare professionals to sign VMN or other certification forms required by the exceptions to the consent decree; possible adverse effects of being leveraged, including interest rate or event of default risks including those relating to the company's financial covenants under its credit facility (particularly as might result from the impacts associated with the FDA consent decree); Invacare's inability to satisfy its liquidity needs, or additional costs to do so; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the Medicare national competitive bidding program covering nine metropolitan statistical areas that started in 2011 and an additional 91 metropolitan statistical areas beginning in July 2013), impacts of the U.S. Affordable Care Act that was enacted in 2010 (such as, for example, the expected annual impact on Invacare of the excise tax beginning in 2013 on certain medical devices and Invacare's ability to successfully offset such impact); legal actions, regulatory proceedings or Invacare's failure to comply with regulatory requirements or receive regulatory clearance or approval for Invacare's products or operations in the United States or abroad; product liability claims; exchange rate or tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs or new product platforms that deliver the anticipated benefits of Invacare's globalization strategy; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; potential product recalls; decreased availability or increased costs of materials which could increase Invacare's costs of producing or acquiring Invacare's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt arising from depressed market prices for Company shares; provisions of Ohio law or in Invacare's debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in Invacare's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2013, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of March 31, 2013, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
As previously disclosed, in December 2012, the company reached agreement with the FDA on the terms of the consent decree of injunction with respect to the company's corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. On December 21, 2012, a complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limits design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. However, the company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary products, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree and is able to fulfill purchase orders and quotes that were in the company's order fulfillment system prior to the effective date of the decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete a third-party expert certification audit and receive written notification from the FDA. The certification audit is comprised of three distinct reports. The expert certification audit will be followed by an FDA inspection of the company's compliance with the quality system regulations. Each of the three audits will result in a third-party expert report that will then be reviewed by the FDA which will complete its own review procedures. Because the FDA has the authority to reinspect at any time, the company cannot determine whether the FDA will elect to inspect after the first or second third-party expert audits. Once satisfied with the company's compliance, the FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities.
At the time of filing this quarterly report on Form 10-Q, the company has completed the first two of its third-party expert certification audits and is providing follow-up information requested by the FDA as to one of the audits. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems are compliant with the FDA's Quality System Regulation. The company expects to receive the FDA's response within a few weeks based upon the terms of the consent decree. Because the FDA has the authority to reinspect at any time, the company cannot determine whether the FDA will elect to inspect after either the first or second third-party expert audits. Receiving the FDA's approval on the first certification audit would permit the company's Taylor Street facility to resume supplying parts and components for the further manufacturing of medical devices at other Invacare facilities. Once the company receives the FDA's approval on the second certification report, the company may resume design activities, which will enable it to refocus its engineering resources on new product development. The third, most comprehensive third-party certification audit is a comprehensive review of the company's compliance with the FDA's Quality System Regulation at the impacted Elyria facilities.
The company began its third, final and most comprehensive third party certification audit in late March.  The company's goal has been and continues to be to get the third certification audit completed in the second quarter.   Based on the scope and complexity of this very comprehensive audit and recent discussions with the company's third party expert, the company's June 30 goal is aggressive. Nevertheless, the company is working diligently to accomplish its original goal of finalizing the report by June 30, 2013. Once completed, according to the consent decree, the FDA has thirty (30) days after receipt of the third expert certification audit results to commence its own inspection. It is not possible for the company to estimate the timing or potential response of the FDA's inspection and subsequent written notifications. Once the company receives written notification from the FDA that the Corporate and Taylor Street facilities appear to be in compliance, the company may resume full operations at those facilities.
In a letter dated February 6, 2013, the FDA notified the company that, in the FDA's review of approved verification of medical necessity (VMN) forms that the company had submitted, it had found that the company failed to reject certain VMN forms which the FDA considered inadequately completed, and that similar failures in the future could result in the assessment of liquidated damages under the terms of the consent decree. The company has had discussions with and responded to the FDA and has taken actions to address the FDA's concerns by enhancing the company's rigorous VMN review process. In addition, the company continues to provide training and feedback to providers and clinicians to educate them on the expectations for properly completing the VMN forms. By letter dated April 23, 2013, the FDA informed the company, among other things, that the VMNs completed after February 6, 2013 meet the FDA's expectations.
For additional information regarding the consent decree, please see the following sections of the company's Annual Report on Form 10-K for the period ending December 31, 2012: Item 1. Business - Government Regulation and Item 1A. Risk Factors; and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources in this Quarterly Report on Form 10-Q.
As previously disclosed, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. At the time of this filing, this matter remains pending. See Item 1A. Risk Factors in the company's Annual Report on Form 10-K for the period ending December 31, 2012.
The company received a subpoena in 2006 from the U.S. Department of Justice (“DOJ”) seeking documents relating to three longstanding and well-known promotional and rebate programs maintained by the company. The company believes that the programs described in the subpoena are in compliance with all applicable laws and the company has cooperated fully with the government investigation. As of the filing of this Quarterly Report on Form 10-Q, the subpoena remains pending; although the last communication with the DOJ was in 2007.
Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended March 31, 2013.

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
1/1/2013	-	3/31/2013	—	$—	—	2,453,978
2/1/2013	-	2/28/2013	—	—	—	2,453,978
3/1/2013	-	3/31/2013	—	—	—	2,453,978
Total			—	$—	—	2,453,978
________________________

(1)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended March 31, 2013.

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

INVACARE CORPORATION

Date:	May 7, 2013	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)