Form 10-Q
period 2013-06-30
INVACARE CORP
filed 2013-08-09
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of August 8, 2013, the registrant had 30,918,692 Common Shares and 1,084,747 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.
INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$351,796	$372,719	$689,412	$727,819
Cost of products sold	255,716	256,935	497,554	501,438
Gross Profit	96,080	115,784	191,858	226,381
Selling, general and administrative expenses	104,929	104,461	208,948	205,174
Charges related to restructuring activities	2,592	2,006	5,114	2,567
Loss on debt extinguishment including debt finance charges and associated fees	—	312	—	312
Interest expense	1,024	2,299	2,351	4,650
Interest income	(74)	(143)	(181)	(444)
Earnings (loss) from Continuing Operations Before Income Taxes	(12,391)	6,849	(24,374)	14,122
Income tax (benefit) provision	10,650	11,155	3,200	12,823
Net Earnings (loss) from Continuing Operations	(23,041)	(4,306)	$(27,574)	$1,299
Net Earnings from Discontinued Operations (Net of tax amounts of $0; $1,370; $10 and $1,852)	—	2,329	392	4,957
Gain on Sale of Discontinued Operations (Net of tax amounts of ($10,580) and $9,500)	10,580	—	49,902	—
Total Net Earnings from Discontinued Operations	10,580	2,329	50,294	4,957
Net Earnings	$(12,461)	$(1,977)	22,720	6,256
Dividends Declared per Common Share	$0.0125	$0.0125	$0.0250	$0.0250
Net Earnings per Share—Basic
Net Earnings (loss) from Continuing Operations	$(0.72)	$(0.14)	$(0.86)	$0.04
Net Earnings from Discontinued Operations	$0.33	$0.07	$1.58	$0.16
Net Earnings per Share—Basic	$(0.39)	$(0.07)	$0.72	$0.20
Weighted Average Shares Outstanding—Basic	31,902	31,818	31,902	31,819
Net Earnings per Share—Assuming Dilution
Net Earnings (loss) from Continuing Operations	$(0.72)	$(0.14)	$(0.86)	$0.04
Net Earnings from Discontinued Operations	$0.33	$0.07	$1.57	$0.16
Net Earnings per Share—Assuming Dilution	$(0.39)	$(0.07)	$0.71	$0.20
Weighted Average Shares Outstanding—Assuming Dilution	32,024	31,822	31,980	31,822

Net Earnings	$(12,461)	$(1,977)	$22,720	$6,256
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,738)	(40,386)	(9,236)	(40,052)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains	236	(130)	536	98
Amounts arising during the year, primarily due to the addition of new participants	—	(133)	(166)	(168)
Deferred tax adjustment resulting from defined benefit plan activity	(80)	37	(128)	26
Valuation reserve associated with defined benefit plan activity	74	(41)	124	(30)
Current period unrealized gain on cash flow hedges	(694)	253	883	1,046
Deferred tax loss related to unrealized gain on cash flow hedges	39	23	(42)	(111)
Other Comprehensive Income	(8,163)	(40,377)	(8,029)	(39,191)

Comprehensive Income	$(20,624)	$(42,354)	$14,691	$(32,935)
See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2013	December 31, 2012
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$21,447	$38,791
Trade receivables, net	205,369	198,791
Installment receivables, net	1,814	2,188
Inventories, net	174,607	183,246
Deferred income taxes	1,140	—
Other current assets	36,645	41,776
Assets held for sale - current	—	103,157
Total Current Assets	441,022	567,949
Other Assets	42,467	42,262
Other Intangibles	66,599	71,652
Property and Equipment, net	112,442	118,231
Goodwill	459,867	462,200
Total Assets	$1,122,397	$1,262,294
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$115,891	$133,048
Accrued expenses	131,835	135,189
Accrued income taxes	9,240	2,713
Short-term debt and current maturities of long-term obligations	1,778	5,427
Liabilities held for sale - current	—	23,358
Total Current Liabilities	258,744	299,735
Long-Term Debt	113,274	229,375
Other Long-Term Obligations	112,916	112,195
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 34,054 and 33,952 issued in 2013 and 2012, respectively)—no par	8,531	8,503
Class B Common Shares (Authorized 12,000 shares; 1,085 and 1,086 issued and outstanding in 2013 and 2012, respectively)—no par	272	272
Additional paid-in-capital	230,734	228,187
Retained earnings	386,475	364,546
Accumulated other comprehensive earnings	104,714	112,743
Treasury shares	(93,263)	(93,262)
Total Shareholders’ Equity	637,463	620,989
Total Liabilities and Shareholders’ Equity	$1,122,397	$1,262,294

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities	(In thousands)
Net earnings	$22,720	$6,256
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of business (pre-tax)	(59,402)	—
Depreciation and amortization	18,929	19,448
Provision for losses on trade and installment receivables	1,603	2,828
Provision (Benefit) for deferred income taxes	(163)	68
Provision for other deferred liabilities	126	557
Provision for stock-based compensation	2,574	2,990
Loss on disposals of property and equipment	135	72
Loss on debt extinguishment including debt finance charges and associated fees	—	312
Amortization of convertible debt discount	307	285
Changes in operating assets and liabilities:
Trade receivables	(8,429)	(13,089)
Installment sales contracts, net	(134)	3,508
Inventories	3,405	(29,571)
Other current assets	4,009	304
Accounts payable	(18,852)	9,142
Accrued expenses	3,004	(4,831)
Other long-term liabilities	204	9,469
Net Cash Provided (Used) by Operating Activities	(29,964)	7,748
Investing Activities
Purchases of property and equipment	(7,666)	(9,794)
Proceeds from sale of property and equipment	9	49
Proceeds from sale of business	144,681	—
Increase in other long-term assets	(422)	(150)
Other	(30)	(265)
Net Cash Provided (Used) by Investing Activities	136,572	(10,160)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	196,399	170,808
Payments on revolving lines of credit and long-term borrowings	(318,963)	(176,334)
Payment of financing costs	—	(1)
Payment of dividends	(791)	(787)
Net Cash Used by Financing Activities	(123,355)	(6,314)
Effect of exchange rate changes on cash	(597)	(703)
Decrease in cash and cash equivalents	(17,344)	(9,429)
Cash and cash equivalents at beginning of year	38,791	34,924
Cash and cash equivalents at end of period	$21,447	$25,495

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

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

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of June 30, 2013, the results of its operations for the three and six months ended June 30, 2013 and changes in its cash flow for the six months ended June 30, 2013 and 2012, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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
The substantial majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods. The amounts of stock-based compensation expense recognized were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense recognized as part of selling, general and administrative expense	$1,414	$1,456	$2,574	$2,990
The amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan (the “2003 Plan”). Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company's Business Segment Note to the Consolidated Financial Statements.

Recent Accounting Pronouncements: In February, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
(ASU 2013-02 or the ASU). ASU 2013-02 requires companies to report, in one place, changes in and reclassifications out of accumulated other comprehensive income (OCI). The ASU does not change what is required to be reported in OCI. The company adopted ASU 2013-02 in the first quarter of 2013 with no impact on the company's Condensed Consolidated Statement of Comprehensive Income (Loss), Balance Sheets or Statement of Cash Flows. See Accumulated Other Comprehensive Income (Loss) in the Notes to these Consolidated Financial Statements.

In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, and in January, 2013, issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). ASU 2013-01 is intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on an entity's financial position and requires companies to disclose both gross and net information about both instruments and transactions eligible for offset in the financial position; and to disclose instruments and transactions subject to an agreement similar to a master netting agreement. The company adopted ASU 2013-01 in the first quarter of 2013 with no impact on the company's Condensed Consolidated Statement of Comprehensive Income (Loss), Balance Sheets or Statement of Cash Flows. See Derivatives in the Notes to these Consolidated Financial Statements. See Accumulated Other Comprehensive Income (Loss) in the Notes to these Consolidated Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

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

On January 18, 2013, the company completed the sale of the ISG medical supplies business for a purchase price of approximately $150,800,000 in cash, which is subject to final post-closing adjustments. ISG had been operated on a standalone basis and reported as a reportable segment of the company. The company recorded a gain of approximately $59,402,000 pre-tax in the first quarter of 2013 which represents the excess of the net sales price over the book value of the assets and liabilities of ISG. The sale of this business is dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the first quarter of 2013. The company recorded expenses related to the sale of approximately $5,350,000 of which $3,225,000 were paid out as of June 30, 2013. The gain recorded by the company reflects the company's estimated final purchase adjustments. The company recorded an intra-period tax allocation expense to discontinued operations in the first quarter based on the company's estimate of projected domestic loss related to continuing operations for 2013. A change in estimate of the continuing domestic loss for the year occurred in the second quarter principally related to the receipt of foreign dividends. Accordingly, an adjustment was required in the second quarter related to intra-period tax expense allocation to discontinued operations which reduced expense resulting in a benefit of $10,580,000 recorded in the quarter ended June 30, 2013.

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

The net sales of the discontinued operation were $0 and $18,498,000 for the three and six months ended June 30, 2013 and $82,205,000 and $160,670,000 for the three and six months ended June 30, 2012, respectively. Earnings before income taxes for the discontinued operation were $0 and $402,000 for the three and six months ended June 30, 2013 and $3,699,000 and $6,809,000 for the three and six months ended June 30, 2012, respectively.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to providers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($22,158,000 at June 30, 2013 and $22,213,000 at December 31, 2012) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the company's third party financing arrangement with De Lage Landen, Inc. ("DLL"), a third party financing company which the company has worked with since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

The company’s U.S. customers electing to finance their purchases can do so using DLL. In addition, the company often provides financing directly for its Canadian customers for which DLL is not an option. The installment receivables recorded on the books of the company represent a single portfolio segment of finance receivables to the independent provider channel. The portfolio segment is comprised of two classes of receivables distinguished by geography and credit quality. The U.S. installment receivables are the first class and represent installment receivables re-purchased from DLL because the customers were in default. Default with DLL is defined as a customer being delinquent by 3 payments. The Canadian installment receivables represent the second class of installment receivables which were originally financed by the company because third party financing was not available to the HME providers. The Canadian installment receivables are typically financed for 12 months and historically have had a very low risk of default.

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

	June 30, 2013			December 31, 2012
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$4,093	$1,933	$6,026	$4,982	$1,506	$6,488
Less: Unearned interest	(65)	—	(65)	(71)	—	(71)
	4,028	1,933	5,961	4,911	1,506	6,417
Allowance for doubtful accounts	(2,214)	(1,399)	(3,613)	(2,723)	(1,100)	(3,823)
	$1,814	$534	$2,348	$2,188	$406	$2,594

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

Installment receivables purchased from DLL during the six months ended June 30, 2013 increased the gross installment receivables balance by $1,265,000. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Balance as of beginning of period	$3,823	$4,273
Current period provision	307	458
Direct write-offs charged against the allowance	(517)	(908)
Balance as of end of period	$3,613	$3,823

Installment receivables by class as of June 30, 2013 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$4,422	$4,422	$3,352	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,343	1,278	—	54
Impaired Installment receivables with a related allowance recorded	261	261	261	—
Total Canadian Installment Receivables	$1,604	$1,539	$261	$54
Total
Non-Impaired Installment receivables with no related allowance recorded	1,343	1,278	—	54
Impaired Installment receivables with a related allowance recorded	4,683	4,683	3,613	—
Total Installment Receivables	$6,026	$5,961	$3,613	$54

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

Installment receivables by class as of December 31, 2012 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$4,508	$4,508	$3,365	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,522	1,451	—	120
Impaired Installment receivables with a related allowance recorded	458	458	458	—
Total Canadian Installment Receivables	$1,980	$1,909	$458	$120
Total
Non-Impaired Installment receivables with no related allowance recorded	1,522	1,451	—	120
Impaired Installment receivables with a related allowance recorded	4,966	4,966	3,823	—
Total Installment Receivables	$6,488	$6,417	$3,823	$120

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of June 30, 2013, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. However, while the full balance may be deemed to be impaired, the company has historically collected a large percentage of the principal of its U.S. installment receivables.

The company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of June 30, 2013 and December 31, 2012 for which the company is still accruing interest. The aging of the company’s installment receivables was as follows (in thousands):

	June 30, 2013			December 31, 2012
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$1,377	$—	$1,377	$1,467	$—	$1,467
0-30 Days Past Due	14	—	14	43	—	43
31-60 Days Past Due	2	—	2	2	—	2
61-90 Days Past Due	—	—	—	—	—	—
90+ Days Past Due	4,633	4,422	211	4,976	4,508	468
	$6,026	$4,422	$1,604	$6,488	$4,508	$1,980

Inventories

Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Finished goods	$97,215	$94,675
Raw materials	62,271	71,596
Work in process	15,121	16,975
	$174,607	$183,246

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Value added tax receivables	$15,831	$18,002
Recoverable income taxes	3,519	6,192
Derivatives (foreign currency forward contracts)	1,496	1,062
Prepaid insurance	921	2,241
Prepaids and other current assets	14,878	14,279
	$36,645	$41,776

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Machinery and equipment	$357,126	$356,512
Land, buildings and improvements	95,103	95,047
Furniture and fixtures	13,151	13,397
Leasehold improvements	14,749	14,975
	480,129	479,931
Less allowance for depreciation	(367,687)	(361,700)
	$112,442	$118,231

Goodwill
The change in goodwill reflected on the balance sheet from December 31, 2012 to June 30, 2013 was the result of foreign currency translation.

Other Intangibles

All of the company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $30,772,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2012 to June 30, 2013 were the result of foreign currency translation and amortization.

The company's intangibles consist of the following (in thousands):

	June 30, 2013		December 31, 2012
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer Lists	$90,357	$59,060	$93,572	$58,447
Trademarks	30,772	—	31,280	—
License Agreements	3,127	3,127	3,212	3,212
Developed Technology	9,603	5,871	9,650	5,588
Patents	5,959	5,348	6,060	5,234
Other	7,434	7,247	7,571	7,212
	$147,252	$80,653	$151,345	$79,693

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

Amortization expense related to other intangibles was $4,515,000 in the first six months of 2013 and is estimated to be $9,078,000 in 2013, $8,623,000 in 2014, $7,116,000 in 2015, $5,571,000 in 2016, $2,290,000 in 2017 and $2,290,000 in 2018. Amortized intangibles are being amortized on a straight-line basis for periods from 3 to 20 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

Current Liabilities

Accrued expenses consist of accruals for the following (in thousands):

	June 30, 2013	December 31, 2012
Salaries and wages	$33,671	$41,813
Taxes other than income taxes, primarily Value Added Taxes	23,442	24,600
Warranty cost	25,060	21,451
Freight	9,333	7,853
Professional	6,668	7,595
Product liability, current portion	3,417	3,323
Rebates	2,607	3,635
Insurance	2,693	2,674
Interest	1,065	1,268
Derivative liability (foreign forward exchange contracts)	1,213	1,373
Severance	4,920	5,211
Other items, principally trade accruals	17,746	14,393
	$131,835	$135,189

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives.
Generally, the company's products are covered from the date of sale to the customer by warranties against defects in material and workmanship for various periods depending on the product. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. The increase in the liability for pre-existing warranties in 2013 is primarily the result of product recalls. The warranty accrual for the quarter ended June 30, 2013 includes anticipated warranty expense related to a power wheelchair component performance issue of $3,800,000. The increase in the warranty accrual is primarily in the Asia/Pacific segment. The company expects to work closely with the FDA to finalize its action plan related to the power wheelchair performance issue. Warranty expense was also reversed in the North America/HME segment for the closure of prior field actions.
The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2013	$21,451
Warranties provided during the period	5,569
Settlements made during the period	(6,263)
Changes in liability for pre-existing warranties during the period, including expirations	4,303
Balance as of June 30, 2013	$25,060

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

Long-Term Debt

Debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Senior secured revolving credit facility, due in October 2015	$97,959	$217,494
Convertible senior subordinated debentures at 4.125%, due in February 2027	10,316	10,009
Other notes and lease obligations	6,777	7,299
	115,052	234,802
Less current maturities of long-term debt	(1,778)	(5,427)
	$113,274	$229,375

The reduction in debt during the year was the result of utilizing the proceeds from the sale of the discontinued operation ISG to reduce borrowing under the company's revolving credit agreement. On May 30, 2013, the company entered into a Fourth Amendment ("the Amendment") to its Credit Agreement (the “Credit Agreement”). Pursuant to the Amendment, the Credit Agreement was amended to, for the following: (i) decrease the aggregate principal amount of the revolving credit facility to $250,000,000 from $400,000,000, and limit the Company's borrowings under the revolving credit facility to an amount not to exceed $200,000,000 aggregate principal amount through December 31, 2013; (ii) increase the maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement, as amended) to 4.00 to 1.00 from 3.50 to 1.00 until January 1, 2014, when the maximum leverage ratio will revert back to 3.50 to 1.00; (iii) decrease the minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement, as amended) to 3.00 to 1.00 from 3.50 to 1.00 until January 1, 2014, when the minimum interest coverage ratio will revert back to 3.50 to 1.00; (iv) in calculating consolidated EBITDA for purposes of determining the ratios, provide for the add back to consolidated EBITDA of up to an additional $15,000,000 for future one-time cash restructuring charges and (v) provide for an increase of (A) 25 basis points in the margin applicable to determining the interest rate on borrowings under the revolving credit facility and letter of credit fees and (B) 10 basis points in the commitment fee, all during periods when the leverage ratio exceeds 3.50 to 1.00. As a result, the company incurred $436,000 in fees which were capitalized and are being amortized through October, 2015. In addition, as a result of reducing the capacity of the facility from $400,000,000 to $250,000,000, the company wrote-off $1,216,000 in fees previously capitalized, which is reflected in the expense of the North America / HME segment.

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

The liability components of the company’s convertible debt consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Principal amount of liability component	$13,350	$13,350
Unamortized discount	(3,034)	(3,341)
Net carrying amount of liability component	$10,316	$10,009

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

The company is a party to interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements for notional amounts of $22,000,000 through September 2013 and $12,000,000 through April 2014 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.46% and 0.54% respectively, for effective aggregate rates of 2.46% and 2.54%, respectively. As of June 30, 2013, the weighted average floating interest rate on borrowing was 2.14% compared to 2.21% as of December 31, 2012.

Shareholders’ Equity Transactions

On May 16, 2013 shareholders approved the Invacare Corporation 2013 Equity Compensation Plan (the “2013 Plan”), which was adopted on March 27, 2013 by the company's Board of Directors (the “Board”). The Board adopted the 2013 Plan because the ten-year term of the company's prior equity plan, the Invacare Corporation Amended and Restated 2003 Performance Plan (the “2003 Plan”), expired on May 21, 2013. No new awards will be granted under the 2003 Plan following its expiration, but awards granted prior to its expiration will remain in effect under their original terms.
The 2013 Plan uses a fungible share-counting method, under which each common share underlying an award of stock options or SARs will count against the number of total shares available under the 2013 Plan as one share; and each common share underlying any award other than a stock option or a stock appreciation rights (“SAR”) will count against the number of total shares available under the 2013 Plan as two shares. Any common shares that are added back to the 2013 Plan as the result of the cancellation or forfeiture of an award granted under the 2013 Plan will be added back in the same manner such shares were originally counted against the total number of shares available under the 2013 Plan. Each common share that is added back to the 2013 Plan due to a cancellation or forfeiture of an award granted under the 2003 Plan will be added back as one common share.
The Compensation and Management Development Committee of the Board (the “Committee”), in its discretion, may grant an award under the 2013 Plan to any director or employee of the company or an affiliate. The 2013 Plan initially allows the Committee to grant up to 4,460,337 Common Shares in connection with the following types of awards with respect to shares of the company's common shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock, and performance shares. The Committee also may grant performance units that are payable in cash. The Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.

During the six months ended June 30, 2013, the Committee granted 756,700 non-qualified stock options, each having a term of ten years and generally granted at the fair market value of the company’s Common Shares on the date of grant. In addition, restricted stock awards for 114,700 shares were granted without cost to the recipients which vest ratably over the four years after the award date. Compensation expense of $1,014,000 was recognized during the six months ended June 30, 2013 related to restricted stock awards and there were outstanding restricted stock awards totaling 362,323 shares that were not vested.

As of June 30, 2013, there was $15,825,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plan, which is related to non-vested options and shares, and includes $4,722,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

The following table summarizes information about stock option activity for the six months ended June 30, 2013:

	June 30, 2013	Weighted Average Exercise Price
Options outstanding at January 1, 2013	4,664,634	$26.21
Granted	756,700	14.47
Exercised	—	—
Canceled	(351,541)	22.81
Options outstanding at June 30, 2013	5,069,793	$24.70
Options exercise price range at June 30, 2013	$ 12.42 to
	47.80
Options exercisable at June 30, 2013	2,902,760
Options available for grant at June 30, 2013*	4,459,337
 ________________________

*	Options available for grant as of June 30, 2013 reduced by net restricted stock award activity of 793,351.

The following table summarizes information about stock options outstanding at June 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 6/30/13	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 6/30/13	Weighted Average Exercise Price
$ 12.42 – $15.00	1,404,086	9.4	$13.95	1,986	$13.37
$ 15.01 – $25.00	1,646,829	5.9	22.52	1,126,899	22.16
$ 25.01 – $35.00	964,437	6.0	25.78	719,435	25.91
$ 35.01 – $47.80	1,054,441	1.1	41.42	1,054,440	41.43
Total	5,069,793	5.9	$24.70	2,902,760	$30.08

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

The 2013 Plan provides that shares granted come from the company's authorized but unissued Common Shares or treasury shares. In addition, the company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the company acquiring treasury shares.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income (Loss) ("OCI") during the quarter ended June 30, 2013 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
March 31, 2013	117,659	1,153	(6,649)	714	112,877
OCI before reclassifications	158	(7,896)	362	(396)	(7,772)
Amount reclassified from accumulated OCI	—	—	(132)	(259)	(391)
Net current-period OCI	158	(7,896)	230	(655)	(8,163)
June 30, 2013	117,817	(6,743)	(6,419)	59	104,714

Changes in OCI during the six months ended June 30, 2013 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2012	117,465	2,845	(6,785)	(782)	112,743
OCI before reclassifications	352	(9,588)	485	847	(7,904)
Amount reclassified from accumulated OCI	—	—	(119)	(6)	(125)
Net current-period OCI	352	(9,588)	366	841	(8,029)
June 30, 2013	117,817	(6,743)	(6,419)	59	104,714

Reclassifications out of accumulated OCI for the three and six months ended June 30, 2013 were as follows (in thousands):

	Amount reclassified from OCI		Affected line item in the Statement of Comprehensive Income (Loss)
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Defined Benefit Plans
Service and interest costs	(138)	(123)	Selling, General and Administrative
Tax	6	4	Income Taxes
Total after tax	(132)	(119)

Derivatives
Foreign currency forward contracts hedging sales	(306)	(442)	Net Sales
Foreign currency forward contracts hedging purchases	(31)	325	Cost of Products Sold
Interest rate swaps	59	126	Interest Expense
Total before tax	(278)	9
Tax	19	(15)	Income Taxes
Total after tax	(259)	(6)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

Charges Related to Restructuring Activities

Historically, the company's restructuring charges were necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations. In addition, restructuring actions principally in the North America/HME segment have been precipitated by the negative impact on the business related to the consent decree which has resulted in a sales decline in customer power wheelchairs, which is one of the company's higher margin product lines. While the company's restructuring efforts have been executed on a timely basis resulting in operating cost savings, the savings have been more than offset by continued margin decline, principally as a result of volume declines, unfavorable product mix, and higher regulatory and compliance costs related to quality system improvements. The company expects any near-term cost savings from restructuring will be offset by higher regulatory and compliance costs related to quality system improvements at least until the company has completed its quality systems remediation efforts.

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

Restructuring continued during 2013 resulting in restructuring charges of $5,114,000 in the first six months of 2013 principally for severance in NA/HME and Asia/Pacific and to a lesser extent Europe and IPG as a result of the permanent elimination of certain positions. Payments for the six months ended June 30, 2013 were $6,205,000 and were funded with the company's credit facility. The majority of the outstanding charge accruals at June 30, 2013 are expected to be paid out within the next twelve months.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

There have been no material changes in accrued balances related to the charges, either as a result of revisions in the plan or changes in estimates. In addition, the savings anticipated as a result of the company's restructuring plans have been or are expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting selling, general and administrative expenses, and to a lesser extent, costs of products sold. However, these savings have been more than offset by continued margin decline, principally as a result of volume declines, unfavorable product mix, and higher regulatory and compliance costs related to quality system improvements. To date, the company's liquidity has not been materially impacted by the company's restructuring charges.

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2010 Balance
Total	$—	$—	$—	$—	$—
Charges
NA/HME	4,755	—	—	4	4,759
IPG	123	—	—	—	123
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,352	277	1,788	117	10,534
Payments
NA/HME	(1,663)	—	—	(4)	(1,667)
IPG	(52)	—	—	—	(52)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,447)	(277)	(1,714)	(117)	(5,555)
December 31, 2011 Balance
NA/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	4,905	—	74	—	4,979
Charges
NA/HME	4,242	—	5	—	4,247
IPG	35	—	—	—	35
Europe	817	—	53	1,223	2,093
Asia/Pacific	1,681	491	1,667	1,181	5,020
Total	6,775	491	1,725	2,404	11,395
Payments
NA/HME	(3,587)	—	(5)	—	(3,592)
IPG	(106)	—	—	—	(106)
Europe	(1,964)	—	(127)	(1,223)	(3,314)
Asia/Pacific	(812)	(340)	(42)	(1,175)	(2,369)
Total	(6,469)	(340)	(174)	(2,398)	(9,381)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2012 Balance
NA/HME	3,747	—	—	—	3,747
IPG	—	—	—	—	—
Europe	595	—	—	—	595
Asia/Pacific	869	151	1,625	6	2,651
Total	5,211	151	1,625	6	6,993
Charges
NA/HME	1,679	—	—	—	1,679
IPG	189	—	—	—	189
Europe	115	—	—	—	115
Asia/Pacific	453	—	86	—	539
Total	2,436	—	86	—	2,522
Payments
NA/HME	(2,005)	—	—	—	(2,005)
IPG	(17)	—	—	—	(17)
Europe	(461)	—	—	—	(461)
Asia/Pacific	(618)	(151)	(766)	(4)	(1,539)
Total	(3,101)	(151)	(766)	(4)	(4,022)
March 31, 2013 Balance
NA/HME	3,421	—	—	—	3,421
IPG	172	—	—	—	172
Europe	249	—	—	—	249
Asia/Pacific	704	—	945	2	1,651
	4,546	—	945	2	5,493
Charges
NA/HME	1,948	—	—	—	1,948
IPG	13	—	—	—	13
Europe	65	—	—	—	65
Asia/Pacific	480	—	86	—	566
Total	2,506	—	86	—	2,592
Payments
NA/HME	(1,795)	—	—	—	(1,795)
IPG	(26)	—	—	—	(26)
Europe	(182)	—	—	—	(182)
Asia/Pacific	(129)	—	(49)	(2)	(180)
Total	(2,132)	—	(49)	(2)	(2,183)
June 30, 2013 Balance
NA/HME	3,574	—	—	—	3,574
IPG	159	—	—	—	159
Europe	132	—	—	—	132
Asia/Pacific	1,055	—	982	—	2,037
	$4,920	$—	$982	$—	$5,902

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

Income Taxes

The company had an effective tax rate of 85.9% and 13.1% on losses before tax from continuing operations for the three and six month periods ended June 30, 2013, respectively, compared to an expected benefit at the U.S. statutory rate of 35%. The company's effective tax rate for the three and six months ended June 30, 2013 was greater than the U.S. federal statutory rate, principally due to losses overseas without tax benefit due to valuation allowances and an adjustment to the intraperiod tax allocation due to the impact of a discrete tax expense related to dividends for earnings previously deemed permanently reinvested overseas received in the U.S. during the second quarter of $9,702,000 ($0.30 per share). The rate was benefited by taxes outside the United States, excluding countries with valuation allowances that are in losses in 2013, recorded at a lower effective rate than the U.S. statutory rate. The company had an effective tax rate of 162.9% and 90.8% on earnings before tax from continuing operation for the three and six month period ended June 30, 2012, respectively, compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three and six months ended June 30, 2012 was greater than the U.S. federal statutory rate, principally due to a foreign discrete tax adjustment of $9,010,000 ($0.28 per share), recorded in the second quarter of 2012, of which $3,014,000 was interest, related to prior year periods under audit, which is being contested by the company. This adjustment was partially offset by foreign earnings taxed at an effective rate lower than the U.S. statutory rate principally due to foreign taxes recognized at rates below the U.S. statutory rate.

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic
Average common shares outstanding	31,902	31,818	31,902	31,819

Net earnings (loss) from continuing operations	$(23,041)	$(4,306)	$(27,574)	$1,299
Net earnings from discontinued operations	$10,580	$2,329	$50,294	$4,957
Net earnings	$(12,461)	$(1,977)	$22,720	$6,256

Net earnings (loss) per common share from continuing operations	$(0.72)	$(0.14)	$(0.86)	$0.04
Net earnings per common share from discontinued operations	$0.33	$0.07	$1.58	$0.16
Net earnings per common share	$(0.39)	$(0.07)	$0.72	$0.20

Diluted
Average common shares outstanding	31,902	31,818	31,902	31,819
Shares related to convertible debt	—	—	—	—
Stock options and awards	122	4	78	3
Average common shares assuming dilution	32,024	31,822	31,980	31,822

Net earnings (loss) from continuing operations	$(23,041)	$(4,306)	$(27,574)	$1,299
Net earnings from discontinued operations	$10,580	$2,329	$50,294	$4,957
Net earnings	$(12,461)	$(1,977)	$22,720	$6,256

Net earnings (loss) per common share from continuing operations *	$(0.72)	$(0.14)	$(0.86)	$0.04
Net earnings per common share from discontinued operations	$0.33	$0.07	$1.57	$0.16
Net earnings per common share *	$(0.39)	$(0.07)	$0.71	$0.20

* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the period in which there was a net loss.

At June 30, 2013, 4,929,913 and 4,861,512 shares associated with stock options were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2013 as they were anti-dilutive. At June 30, 2013, the majority

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013 of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $13.85 and $14.60 for the three and six months ended June 30, 2013. At June 30, 2012, 4,262,816 and 4,273,588 shares associated with stock options were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2012 as they were anti-dilutive. At June 30, 2012, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $15.21 and $15.97 for the three and six months ended June 30, 2012. For both the three and six months ended June 30, 2013 and June 30, 2012, there were no shares necessary to settle a conversion spread on the convertible notes to be included in the common shares assuming dilution as the average market price of the company stock for these periods did not exceed the conversion price.

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to the company’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation which was $6,294,000 at June 30, 2013 to DLL for events of default under the leasing contracts, which total $53,568,000 at June 30, 2013. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

During the first six months of 2013 and 2012, the company was a party to interest rate swap agreements that qualified as cash flow hedges and effectively converted floating-rate debt to fixed-rate debt, so the company could avoid the risk of changes in market interest rates. The gains or losses on interest rate swaps are reflected in interest expense on the consolidated statement of comprehensive income (loss).

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

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

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $47,178,000 and $80,673,000 matured during the three and six months ended June 30, 2013 compared to forward contracts with a total notional amount in USD of $47,191,000 and $84,158,000 that matured during the three and six months ended June 30, 2012.

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	June 30, 2013		December 31, 2012
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$1,019	$103	$—	$—
USD / CAD	18,714	(195)	17,620	(6)
USD / CNY	7,015	31	—	—
USD / CHF	476	26	—	—
USD / EUR	31,565	(266)	59,510	(797)
USD / GBP	1,321	67	2,519	(3)
USD / NZD	1,615	(29)	—	—
USD / SEK	3,960	187	—	—
USD / MXP	5,437	38	6,954	141
EUR / CAD	791	(2)	—	—
EUR / CHF	3,109	4	—	—
EUR / GBP	10,607	(34)	2,077	46
EUR / SEK	950	25	—	—
EUR / NZD	3,293	(84)	5,749	105
GBP / CHF	590	(18)	—	—
GBP / SEK	2,189	143	4,154	25
DKK / SEK	2,167	11	6,397	(47)
NOK / SEK	1,797	62	3,428	(4)
	$96,615	$69	$108,408	$(540)

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment entered into in 2013 and 2012, respectively, and outstanding were as follows (in thousands USD):

	June 30, 2013		June 30, 2012
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
CAD / USD	$1,911	$(8)	$12,678	$70
EUR / USD	434	(3)	597	53
CHF / USD	—	—	1,611	(1)
DKK / USD	—	—	1,343	(3)
GBP / USD	—	—	2,651	(14)
NOK / USD	—	—	1,326	(5)
NZD / USD	3,113	(2)	2,020	(16)
EUR / CAD	—	—	384	(11)
EUR / DKK	—	—	7,662	(7)
AUD / CAD	400	15	1,551	(67)
AUD / EUR	1,500	216	—	—
AUD / GBP	455	38	—	—
AUD / NZD	—	—	1,048	(4)
EUR / NZD	—	—	174	(13)
	$7,813	$256	$33,045	$(18)

The fair values of the company’s derivative instruments were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	$1,199	$1,130	$375	$915
Interest rate swap contracts	—	42	—	316
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward contracts	297	41	687	142
Total derivatives	$1,496	$1,213	$1,062	$1,373

The fair values of the company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

The effect of derivative instruments on the Statement of Comprehensive Income (Loss) and Other Comprehensive Income (OCI) was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30, 2013
Foreign currency forward contracts	$(889)	$117	$(22)
Interest rate swap contracts	137	(59)	—
	$(752)	$58	$(22)
Six months ended June 30, 2013
Foreign currency forward contracts	$712	$(103)	$35
Interest rate swap contracts	400	(126)	—
	$1,112	$(229)	$35
Three months ended June 30, 2012
Foreign currency forward contracts	$(424)	$663	$28
Interest rate swap contracts	14	—	—
	$(410)	$663	$28
Six months ended June 30, 2012
Foreign currency forward contracts	$(434)	$1,576	$28
Interest rate swap contracts	(96)	—	—
	$(530)	$1,576	$28

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended June 30, 2013
Foreign currency forward contracts			$1,427
Six months ended June 30, 2013
Foreign currency forward contracts			$256
Three months ended June 30, 2012
Foreign currency forward contracts			$(102)
Six months ended June 30, 2012
Foreign currency forward contracts			$(18)

The pre-tax gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. For the three and six months ended June 30, 2013, net sales were increased by $317,000 and $453,000 and cost of product sold was decreased by $20,000 and increased by $336,000 for net realized gains of $337,000 and $117,000. For the three and six months ended June 30, 2012, net sales were decreased by $63,000 and increased by $195,000 and cost of product sold was decreased by $753,000 and $1,317,000 for net realized gains of $690,000 and $1,512,000.

The company recognized expense of $80,000 and $306,000 for the three and six months ended June 30, 2013, respectively, compared to expense of $147,000 and $273,000 for the three and six months ended June 30, 2012, respectively, related to interest rate swap agreements, which is reflected in interest expense on the consolidated statement of comprehensive income (loss).

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

Gains of $1,427,000 and $256,000 versus losses of $102,000 and $18,000 were recognized in selling, general and administrative (SG&A) expenses for the three months ended June 30, 2013 and June 30, 2012, respectively, on ineffective forward contracts and forward contracts not designated as hedging instruments that are entered into to offset gains/losses also recorded in SG&A expenses on intercompany trade payables. Any gains/losses on the non designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade payables.

The company has entered into foreign exchange forward contracts and interest rate swap contracts (the “agreements”) with various bank counterparties, each of which are subject to provisions which are similar to a master netting agreement. The agreements provide for a net settlement payment in a single currency upon a default by the company. Furthermore, the agreements provide the counterparty with a right of set off in the event of a default that would enable the counterparty to offset any net payment due by the counterparty to the company under the applicable agreement by any amount due by the company to the counterparty under any other agreement. For example, the terms of the agreement would permit a counterparty to a derivative contract that is also a lender under the company's Credit Agreement to reduce any derivative settlement amounts owed to the company under the derivative contract by any amounts owed to the counterparty by the company under the Credit Agreement. In addition, the agreements contain cross-default provisions that could trigger a default by the company under the agreement in the event of a default by the company under another agreement with the same counterparty. The company does not present any derivatives on a net basis in its financial statements and all derivative balances presented are subject to provisions that are similar to master netting agreements.

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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
June 30, 2013:
Forward Exchange Contracts—net	$325	—	$325	—
Interest Rate Swap Agreements—net	(42)	—	(42)	—
December 31, 2012:
Forward Exchange Contracts—net	$5	—	$5	—
Interest Rate Swap Agreements—net	(316)	—	(316)	—

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$21,447	$21,447	$38,791	$38,791
Other investments	1,201	1,201	1,171	1,171
Installment receivables, net of reserves	2,348	2,348	2,594	2,594
Long-term debt (including current maturities of long-term debt)	(115,052)	(114,376)	(234,802)	(234,072)
Forward contracts in Other Current Assets	1,496	1,496	1,062	1,062
Forward contracts in Accrued Expenses	(1,171)	(1,171)	(1,057)	(1,057)
Interest rate swap agreements in Accrued Expenses	(42)	(42)	(316)	(316)

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

The information by segment is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues from external customers
North America/HME	$159,491	$180,365	$311,648	$356,484
Institutional Products Group	36,700	37,519	71,828	73,657
Europe	141,751	134,713	279,385	260,016
Asia/Pacific	13,854	20,122	26,551	37,662
Consolidated	$351,796	$372,719	$689,412	$727,819
Intersegment revenues
North America/HME	$20,398	$28,062	$39,234	$57,173
Institutional Products Group	2,045	1,790	3,428	3,614
Europe	2,313	3,231	4,266	5,209
Asia/Pacific	6,124	8,910	13,006	19,440
Consolidated	$30,880	$41,993	$59,934	$85,436
Restructuring charges before income taxes
North America/HME	$1,948	$1,745	$3,627	$1,862
Institutional Products Group	13	—	201	35
Europe	65	—	180	291
Asia/Pacific	566	261	1,106	379
Consolidated	$2,592	$2,006	$5,114	$2,567
Earnings (loss) before income taxes
North America/HME	$(12,398)	$2,044	$(23,750)	$7,740
Institutional Products Group	2,120	3,507	3,967	6,885
Europe	8,365	7,801	14,208	13,286
Asia/Pacific	(5,377)	(777)	(7,638)	(1,838)
All Other (1)	(5,101)	(5,726)	(11,161)	(11,951)
Consolidated	$(12,391)	$6,849	$(24,374)	$14,122
   ________________________

(1)
Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments. In addition, the “All Other” earnings (loss) before income taxes includes loss on debt extinguishment including debt finance charges, interest and fees.

Contingencies

General

In the ordinary course of its business, the company is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All of the product liability lawsuits in the United States have been referred to the company's captive insurance company and/or excess insurance carriers while all non-U.S. lawsuits have been referred to the company's commercial insurance carriers. All such lawsuits are generally contested vigorously. The coverage territory of the company's insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

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
As previously disclosed, in December 2011, the FDA requested that the company agree to a consent decree of injunction with respect to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. In December 2012, the company reached agreement with the FDA on the terms of the consent decree, which was approved and made effective by the U.S. District Court for the Northern District of Ohio on December 21, 2012. The consent decree limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily had limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities, and these design restrictions were removed on July 15, 2013. The company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary products, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree and is able to fulfill purchase orders and quotes that were in the company's order fulfillment system prior to the effective date of the decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete a third-party expert certification audit and receive written notification from the FDA. The certification audit is comprised of three distinct reports. The expert certification audit will be followed by an FDA inspection of the company's compliance with the quality system regulations. Each of the three audits will result in a third-party expert report that will be reviewed by the FDA which will complete its own review procedures. The FDA has the authority to reinspect at any time. Once satisfied with the company's compliance, the FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities.
At the time of filing this Quarterly Report on Form 10-Q, the company has completed the first two of its third-party expert certification audits, and the FDA has found the results of both to be acceptable. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems are compliant with the FDA's Quality System Regulation. As a result of the FDA's approval of the first certification audit, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other company facilities. The company's receipt of the FDA's approval on the second certification report resulted in the company being able to resume design activities related to power wheelchairs and power beds. The third, most comprehensive third-party certification audit is a comprehensive review of the company's compliance with the FDA's Quality System Regulation at the impacted Elyria facilities.
The company began its third, final and most comprehensive third party certification audit in late March, and, in light of the scope and complexity of the audit, the company now expects the third-party certification report to be completed and filed with the FDA by mid-November 2013. Once completed, according to the consent decree, the FDA has thirty (30) days after receipt of the third expert certification audit results to commence its own inspection. However, it is possible that the FDA could ask questions or seek additional information concerning the third certification report. It is not possible for the company to estimate the timing or potential response of the FDA's inspection and subsequent written notifications. Following successful completion of the FDA inspection and the company's receipt of written notification from the FDA that the Corporate and Taylor Street facilities appear to be in compliance, the company may resume full operations at those facilities.
As described above, because the limitations on production will only be temporary in nature, and partial production will be allowed, the company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the time frame for completion of the third-party expert certifications audits and FDA inspection and with respect to future cash flows from production at the Taylor Street manufacturing facility, the company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at June 30, 2013.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

The majority of the production from the Taylor Street facility is "made to order" custom wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at June 30, 2013. At the time of filing this Quarterly Report on Form 10-Q, the company believed that it would be able to obtain substantially all of the documentation required under the consent decree in order to complete the manufacture and shipment from the Taylor Street facility of the orders in the company's order fulfillment system and thus, the company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at June 30, 2013. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the time frame for completion of the third-party expert certification audits and FDA inspection, the company concluded that the value of the inventory was not excessive or impaired at June 30, 2013. However, if the company's expectations regarding the impacts of the limitations in the consent decree or the time frame for completion of the third-party expert certification audits and FDA inspection were to change, the company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
The North America/HME segment is the segment primarily impacted by the limitations in the consent decree. During 2012, before the effectiveness of the consent decree, the company started to experience decreases in net sales in this segment. Those decreases were primarily related to delays in new product introductions, uncertainty on the part of the company's customers as they coped with prepayment reviews and post-payment audits by the Centers for Medicare and Medicaid Services ("CMS") and contemplated their participation in the next round of National Competitive Bidding ("NCB"), and, the company believes, uncertainty regarding the resolution of the consent decree which limited the company's ability to renegotiate and bid on certain customer contracts and otherwise led to a decline in customer orders. The negative effect of the consent decree on customer orders and net sales has been considerable, and the company expects to experience further declines in net sales as a result of the limitations imposed by the consent decree. The company expects to continue to experience decreased net sales in the segment at least until it has successfully completed the previously-described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the company may resume full operations at the Corporate and Taylor Street facilities. Even after the company is permitted to resume full operations at the affected facilities, it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, the limitations in the consent decree had, and likely will continue to have, a material adverse effect on the company's business, financial condition and results of operations.
In the second quarter of 2013, the company recorded a warranty reserve of $3,800,000 related to a power wheelchair component performance issue. This estimate was calculated based on discussions with the FDA and the company's resultant expectation that an end user notification will not be adequate, and that a recall is probable which would involve the repair or replacement of the potentially affected components, which are sold globally. The power wheelchair component performance issue relates to an anomaly discovered in a fraction of a percentage of the components in the field. The company's warranty reserve for this power wheelchair component performance issue is based upon the company's actual experience with repairs and replacements in prior recalls. Any warranty reserve recorded related to this issue would be subject to adjustment as new developments or experiences change the company's estimate of the total cost of this matter. The company expects to work closely with the FDA to finalize its action plan related to the power wheelchair performance issue.
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
In addition, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. The company has taken actions which it believes address all of the FDA's concerns in the warning letter. However, the results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter could materially and adversely affect the company's business, financial condition, and results of operations.
Any of the above contingencies could have an adverse impact on the company's financial condition or results of operations.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

Subsequent Event

On August 7, 2013, the company sold Champion Manufacturing Inc. (Champion), its domestic medical recliner business for dialysis clinics, to Champion Equity Holdings, LLC for approximately $45,000,000 in cash, subject to certain post-closing adjustments. This divestiture is consistent with the company's focus on its globalization strategy to harmonize core global product lines and reduce complexity within its business.

Subject to certain post-closing adjustments and any restructuring charges, the company preliminarily estimates that it will realize net proceeds from the sale of the Champion business of approximately $43,000,000, net of tax and expenses. The company will use the net proceeds to reduce debt outstanding under its revolving credit facility.

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

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended June 30, 2013	(in thousands)
Net sales	$64,903	$133,056	$177,582	$(23,745)	$351,796
Cost of products sold	55,077	96,187	128,350	(23,898)	255,716
Gross Profit	9,826	36,869	49,232	153	96,080
Selling, general and administrative expenses	35,407	24,819	43,353	1,350	104,929
Charge related to restructuring activities	1,810	13	769	—	2,592
Income (loss) from equity investee	25,370	6,729	(180)	(31,919)	—
Interest expense (income)—net	(399)	1,329	20	—	950
Earnings (Loss) from Continuing Operations before Income Taxes	(1,622)	17,437	4,910	(33,116)	(12,391)
Income taxes (benefit)	10,839	—	(189)	—	10,650
Net Earnings (Loss) from Continuing Operations	(12,461)	17,437	5,099	(33,116)	(23,041)
Net Earnings from Discontinued Operations	—	10,580	—	—	10,580
Net Earnings (loss)	$(12,461)	$28,017	$5,099	$(33,116)	$(12,461)

Other Comprehensive Income (Loss), Net of Tax	(8,163)	1,551	(9,694)	8,143	(8,163)

Comprehensive Income (Loss)	$(20,624)	$29,568	$(4,595)	$(24,973)	$(20,624)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended June 30, 2012	(in thousands)
Net sales	$95,304	$125,956	$183,346	$(31,887)	$372,719
Cost of products sold	72,564	90,439	125,587	(31,655)	256,935
Gross Profit	22,740	35,517	57,759	(232)	115,784
Selling, general and administrative expenses	33,253	22,914	47,655	639	104,461
Charge related to restructuring activities	1,745	—	261	—	2,006
Loss on debt extinguishment including debt finance charges and associated fees	312	—	—	—	312
Income (loss) from equity investee	9,626	5,174	(36)	(14,764)	—
Interest expense (income)—net	(1,147)	2,459	844	—	2,156
Earnings (Loss) from Continuing Operations before Income Taxes	(1,797)	15,318	8,963	(15,635)	6,849
Income taxes (benefit)	180	(959)	11,934	—	11,155
Net Earnings (Loss) from Continuing Operations	(1,977)	16,277	(2,971)	(15,635)	(4,306)
Net Earnings from Discontinued Operations	—	2,329	—	—	2,329
Net Earnings (loss)	$(1,977)	$18,606	$(2,971)	$(15,635)	$(1,977)

Other Comprehensive Income (Loss), Net of Tax	(40,377)	(1,830)	(39,140)	40,970	(40,377)

Comprehensive Income (Loss)	$(42,354)	$16,776	$(42,111)	$25,335	$(42,354)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Six month period ended June 30, 2013
Net sales	$125,812	$257,671	$351,507	$(45,578)	$689,412
Cost of products sold	107,430	186,021	250,055	(45,952)	497,554
Gross Profit	18,382	71,650	101,452	374	191,858
Selling, general and administrative expenses	70,270	48,654	87,330	2,694	208,948
Charge related to restructuring activities	3,481	13	1,620	—	5,114
Income (loss) from equity investee	73,388	12,537	(115)	(85,810)	—
Interest expense (income)—net	(444)	1,975	639	—	2,170
Earnings (Loss) from Continuing Operations before Income Taxes	18,463	33,545	11,748	(88,130)	(24,374)
Income taxes (benefit)	(4,257)	—	7,457	—	3,200
Net Earnings (Loss) from Continuing Operations	22,720	33,545	4,291	(88,130)	(27,574)
Net Earnings from Discontinued Operations	—	50,294	—	—	50,294
Net Earnings (loss)	$22,720	$83,839	$4,291	$(88,130)	$22,720

Other Comprehensive Income (Loss), Net of Tax	(8,029)	(635)	(7,907)	8,542	(8,029)

Comprehensive Income (Loss)	$14,691	$83,204	$(3,616)	$(79,588)	$14,691

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Six month period ended June 30, 2012	(in thousands)
Net sales	$185,336	$250,609	$356,734	$(64,860)	$727,819
Cost of products sold	140,516	180,344	245,002	(64,424)	501,438
Gross Profit	44,820	70,265	111,732	(436)	226,381
Selling, general and administrative expenses	66,022	45,796	92,717	639	205,174
Charge related to restructuring activities	1,751	21	795	—	2,567
Loss on debt extinguishment including debt finance charges and associated fees	312	—	—	—	312
Income (loss) from equity investee	27,872	6,218	163	(34,253)	—
Interest expense (income)—net	(2,017)	4,620	1,603	—	4,206
Earnings (Loss) from Continuing Operations before Income Taxes	6,624	26,046	16,780	(35,328)	14,122
Income taxes (benefit)	368	(1,354)	13,809	—	12,823
Net Earnings (Loss) from Continuing Operations	6,256	27,400	2,971	(35,328)	1,299
Net Earnings from Discontinued Operations	—	4,957	—	—	4,957
Net Earnings (loss)	$6,256	$32,357	$2,971	$(35,328)	$6,256

Other Comprehensive Income (Loss), Net of Tax	(39,191)	15	(39,290)	39,275	(39,191)

Comprehensive Income (Loss)	$(32,935)	$32,372	$(36,319)	$3,947	$(32,935)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
June 30, 2013	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$1,764	$471	$19,212	$—	$21,447
Trade receivables, net	70,610	38,737	96,022	—	205,369
Installment receivables, net	—	667	1,147	—	1,814
Inventories, net	30,963	28,766	118,062	(3,184)	174,607
Deferred income taxes	—	—	1,140	—	1,140
Other current assets	8,966	506	28,513	(1,340)	36,645
Total Current Assets	112,303	69,147	264,096	(4,524)	441,022
Investment in subsidiaries	1,470,805	552,873	—	(2,023,678)	—
Intercompany advances, net	81,909	881,419	199,990	(1,163,318)	—
Other Assets	41,092	402	973	—	42,467
Other Intangibles	501	20,272	45,826	—	66,599
Property and Equipment, net	38,689	19,552	54,201	—	112,442
Goodwill	—	32,937	426,930	—	459,867
Total Assets	$1,745,299	$1,576,602	$992,016	$(3,191,520)	$1,122,397
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$50,266	$9,768	$55,857	$—	$115,891
Accrued expenses	32,785	18,889	81,501	(1,340)	131,835
Accrued income taxes	3,853	—	5,387	—	9,240
Short-term debt and current maturities of long-term obligations	988	7	783	—	1,778
Total Current Liabilities	87,892	28,664	143,528	(1,340)	258,744
Long-Term Debt	81,316	102	31,856	—	113,274
Other Long-Term Obligations	53,671	—	59,245	—	112,916
Intercompany advances, net	884,957	270,493	7,868	(1,163,318)	—
Total Shareholders’ Equity	637,463	1,277,343	749,519	(2,026,862)	637,463
Total Liabilities and Shareholders’ Equity	$1,745,299	$1,576,602	$992,016	$(3,191,520)	$1,122,397

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2012	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$5,774	$1,018	$31,999	$—	$38,791
Trade receivables, net	71,622	37,223	89,946	—	198,791
Installment receivables, net	—	829	1,359	—	2,188
Inventories, net	40,278	31,455	114,169	(2,656)	183,246
Other current assets	12,727	473	34,606	(6,030)	41,776
Assets held for sale - current	—	103,157	—	—	103,157
Total Current Assets	130,401	174,155	272,079	(8,686)	567,949
Investment in subsidiaries	1,536,898	523,176	6,888	(2,066,962)	—
Intercompany advances, net	81,533	874,567	238,270	(1,194,370)	—
Other Assets	41,006	314	942	—	42,262
Other Intangibles	663	22,211	48,778	—	71,652
Property and Equipment, net	39,911	19,957	58,363	—	118,231
Goodwill	—	32,937	429,263	—	462,200
Total Assets	$1,830,412	$1,647,317	$1,054,583	$(3,270,018)	$1,262,294
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$63,812	$9,465	$59,771	$—	$133,048
Accrued expenses	36,716	18,155	86,348	(6,030)	135,189
Accrued income taxes	1,545	—	1,168	—	2,713
Short-term debt and current maturities of long-term obligations	4,552	7	868	—	5,427
Liabilities held for sale - current	—	23,358	—	—	23,358
Total Current Liabilities	106,625	50,985	148,155	(6,030)	299,735
Long-Term Debt	223,014	143	6,218	—	229,375
Other Long-Term Obligations	52,957	—	59,238	—	112,195
Intercompany advances, net	826,827	271,353	96,190	(1,194,370)	—
Total Shareholders’ Equity	620,989	1,324,836	744,782	(2,069,618)	620,989
Total Liabilities and Shareholders’ Equity	$1,830,412	$1,647,317	$1,054,583	$(3,270,018)	$1,262,294

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Six month period ended June 30, 2013	(in thousands)
Net Cash Provided (Used) by Operating Activities	$27,489	$(78,678)	$(30,512)	$51,737	$(29,964)
Investing Activities
Purchases of property and equipment	(2,817)	(2,338)	(2,511)	—	(7,666)
Proceeds from sale of property and equipment	—	—	9	—	9
Proceeds from sale of business	—	144,681	—	—	144,681
Other long-term assets	(419)	—	(3)	—	(422)
Other	117,937	(63,536)	—	(54,431)	(30)
Net Cash Provided (Used) for Investing Activities	114,701	78,807	(2,505)	(54,431)	136,572
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	172,878	—	23,521	—	196,399
Payments on revolving lines of credit and long-term borrowings	(318,287)	(676)	—	—	(318,963)
Payment of dividends	(791)	—	(2,694)	2,694	(791)
Net Cash Provided (Used) by Financing Activities	(146,200)	(676)	20,827	2,694	(123,355)
Effect of exchange rate changes on cash	—	—	(597)	—	(597)
Decrease in cash and cash equivalents	(4,010)	(547)	(12,787)	—	(17,344)
Cash and cash equivalents at beginning of year	5,774	1,018	31,999	—	38,791
Cash and cash equivalents at end of period	$1,764	$471	$19,212	$—	$21,447

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2013

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Six month period ended June 30, 2012	(in thousands)
Net Cash Provided (Used) by Operating Activities	$6,989	$5,952	$(4,554)	$(639)	$7,748
Investing Activities
Purchases of property and equipment	—	(6,195)	(3,599)	—	(9,794)
Proceeds from sale of property and equipment	20	13	16	—	49
Other long-term assets	(144)	—	(6)	—	(150)
Other	(158)	(117)	10	—	(265)
Net Cash Used for Investing Activities	(282)	(6,299)	(3,579)	—	(10,160)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	170,728	—	80	—	170,808
Payments on revolving lines of credit and long-term borrowings	(176,304)	(30)	—	—	(176,334)
Payment of financing costs	(1)	—	—	—	(1)
Payment of dividends	(787)	—	(639)	639	(787)
Net Cash Provided (Used) by Financing Activities	(6,364)	(30)	(559)	639	(6,314)
Effect of exchange rate changes on cash	—	—	(703)	—	(703)
Increase (Decrease) in cash and cash equivalents	343	(377)	(9,395)	—	(9,429)
Cash and cash equivalents at beginning of year	3,642	2,104	29,178	—	34,924
Cash and cash equivalents at end of period	$3,985	$1,727	$19,783	$—	$25,495

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations.

OUTLOOK

The company continues to make significant progress on the three third-party certification audits that must be completed and submitted to the FDA for review and acceptance. Upon the FDA's acceptance of the three reports, the FDA will conduct its own inspection of the facilities before the company may resume full operations at our Taylor Street facility. The company now has the FDA's acceptance of two of the three third-party certification reports. The July 15, 2013, acceptance of the second third-party certification report gives the company the ability to resume new product development on critical projects. Now the company's primary focus is on working with the expert auditor to ensure the company is meeting the FDA's Quality System Regulation in the final most comprehensive audit. The company has made significant investments to ensure it has a comprehensive and sustainable compliance environment, and the verification of the expert auditor combined with the FDA's acceptance of the first two certification reports confirm that the company is on the right track. Nevertheless, the company's financial results continue to be significantly impacted by the consent decree, which limits the company's ability to manufacture high-margin, custom power wheelchair products at its Taylor Street facility in Elyria, Ohio, and ongoing costs related to improvements to its quality system.

The company is sustaining resources to ensure it is equipped to clear the final third-party certification audit and is prepared to hit the ground running when the company resumes full operations at the Taylor Street facility. At the same time, the company is closely managing costs in light of its current financial results. For example, in the last six months, the company has had a net reduction, excluding the sale of ISG, of approximately 300 associates, primarily in operations. In addition, the company will advance some of the restructuring initiatives included in its globalization strategy to reduce complexity within the business and focus on its core medical equipment product lines. This includes actively reviewing the possible divestiture or closure of subsidiaries that are outside the company's core equipment business. Cost reduction initiatives also are ongoing, including general expense reduction, project delays and infrastructure consolidation. The company also is closely monitoring the roll-out of National Competitive Bidding in the United States, which was effective in 91 metropolitan statistical areas on July 1, 2013, to determine the impact on its customers in the domestic home medical equipment business.

STATUS OF THE CONSENT DECREE

In order to resume full operations at the Corporate and Taylor Street facilities in Elyria, Ohio, the consent decree requires that three certification audits must be completed by a third-party expert whose reports are then submitted to the FDA for review and acceptance. The third-party expert is required by the terms of the consent decree to be qualified by education, training and experience to conduct such inspections and must be without any personal or financial ties to the company. The company has received the FDA's acceptance of two of the three certification audits.

•
On May 13, 2013, the company announced that the FDA accepted the company's first certification report. As a result, the company was able to resume manufacturing parts and components at the Taylor Street facility that are used to manufacture products at other company facilities.

•
On July 16, 2013, the company announced that the FDA accepted the company's second certification report relating to design control systems at the company's Corporate and Taylor Street facilities. This acceptance permits the company to resume design activities for power wheelchairs and power beds.

•
The final and most comprehensive third-party certification audit is a thorough review of the company's compliance with the FDA's Quality System Regulation at the impacted Elyria facilities. In light of the scope and complexity of the audit, the company now expects the third-party certification report to be completed and filed with the FDA by mid-November 2013.

When the final third-party certification report is accepted by the FDA, the agency will conduct its own inspection of the impacted facilities. Following successful completion of the FDA inspection and the company's receipt of written notification from the FDA that the Corporate and Taylor Street facilities appear to be in compliance, the company may resume full operations at those facilities.

As the company receives FDA approval on the third certification audit, it will provide timely disclosure to its shareholders. The company also intends to give an update in its next quarterly earnings release. See the “Contingencies” note to the financial statements contained in Item 1 of this Form 10-Q and “Forward-Looking Statements” contained below in this Item.

RESULTS OF CONTINUING OPERATIONS

On January 18, 2013, the company completed the sale of Invacare Supply Group (ISG), its domestic medical supplies business. Accordingly, the financial information for all periods excludes the impact of the discontinued operations except for cash flow information which includes the results and impact of the sale of ISG. For more information, see the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
In the second quarter of 2013, the company recorded a warranty reserve of $3,800,000 related to a power wheelchair component performance issue. This estimate was calculated based on discussions with the FDA and the company's resultant expectation that an end user notification will not be adequate, and that a recall is probable which would involve the repair or replacement of the potentially affected components, which are sold globally. The power wheelchair component performance issue relates to an anomaly discovered in a fraction of a percentage of the components in the field. The company's warranty reserve for this power wheelchair component performance issue is based upon the company's actual experience with repairs and replacements in prior recalls. Any warranty reserve recorded related to this issue would be subject to adjustment as new developments or experiences change the company's estimate of the total cost of this matter. The company expects to work closely with the FDA to finalize its action plan related to the power wheelchair performance issue.
On August 7, 2013, the company sold Champion Manufacturing Inc. (Champion), its domestic medical recliner business for dialysis clinics, to Champion Equity Holdings, LLC for approximately $45,000,000 in cash, subject to certain post-closing adjustments. This divestiture is consistent with the company's focus on its globalization strategy to harmonize core global product lines and reduce complexity within its business. Subject to certain post-closing adjustments and any restructuring charges, the company preliminarily estimates that it will realize net proceeds from the sale of the Champion business of approximately $43,000,000, net of tax and expenses. The company will use the net proceeds to reduce debt outstanding under its revolving credit facility.

Net Sales. Consolidated net sales for the quarter ended June 30, 2013 decreased 5.6% to $351,796,000 versus $372,719,000 for the same period last year. Foreign currency translation decreased net sales by 0.2 of a percentage point. Organic net sales for the quarter decreased by 5.4% over the same period a year ago as increases in Europe were more than offset by declines in all other segments. The largest decline in net sales was in the North America/Home Medical Equipment (HME) segment, primarily in mobility and seating products, principally due to the reduced order volume at the company's Taylor Street manufacturing facility resulting from the FDA consent decree. The Company estimates that sales of products manufactured at the Taylor Street facility, which includes some products sold outside of the North America/HME segment, were approximately $14.7 million in the second quarter compared to approximately $39.2 million in the second quarter of last year.

Net sales for the six months ended June 30, 2013 decreased 5.3% to $689,412,000 versus $727,819,000 for the same period last year. Foreign currency translation increased net sales by 0.2 of a percentage point. Organic net sales for the first six months of 2013 decreased 5.5% over the same period last year as increases in Europe were more than offset by declines in all other segments. The largest decline in net sales was in the North America/HME segment, primarily in mobility and seating products, principally due to the reduced order volume at the Company's Taylor Street manufacturing facility resulting from the FDA consent decree. The Company estimates that sales of products manufactured from the Taylor Street facility, which includes some products sold outside of the North America/HME segment, were approximately $31.7 million in the first half of the year compared to approximately $76.7 million in the first half of last year.

North America/Home Medical Equipment (HME)

North America/HME net sales decreased 11.6% for the quarter to $159,491,000 as compared to $180,365,000 for the same period a year ago with foreign currency translation decreasing net sales by 0.1 of a percentage point. The organic net sales decrease of 11.5% was primarily driven by declines in mobility and seating and lifestyle products. This decrease was partially offset by increased net sales in respiratory products, partially driven by a large order of Invacare® HomeFill® oxygen systems by a large national account. The sales decline in mobility and seating products, for the quarter and first six months of 2013, was primarily driven by the impact of the consent decree with the FDA, which limits production of custom power wheelchairs and seating systems at the Taylor Street manufacturing facility. While the Company saw an increase in the number of approved verifications of medical necessity (VMN) for products from the Taylor Street facility compared to the first quarter of 2013, the number of new orders that were fulfilled in the second quarter of 2013 represented only 10.8% of the company's unit volume of domestic power wheelchair shipments from the facility in the same period last year. For the six months ended June 30, 2013, net sales decreased by 12.6% to $311,648,000 as compared to $356,484,000 for the same period a year ago with foreign currency translation decreasing net sales by 0.1 of a percentage point. The organic net sales decrease of 12.5% was primarily driven by declines in mobility and seating and lifestyle products, partially offset by increased net sales in respiratory products. The company has provided extended payment terms to certain customers where the volume of business justifies the extended terms.

Institutional Products Group (IPG)

IPG net sales for the quarter decreased 2.2% to $36,700,000 compared to $37,519,000 for the same period last year as foreign currency decreased net sales by 0.1 of a percentage point. Organic net sales decreased by 2.1%. For the six months ended June 30, 2013, IPG net sales decreased by 2.5% to $71,828,000 compared to $73,657,000 during the same period last year as foreign currency decreased net sales by 0.1 of a percentage point. Organic net sales decreased 2.4%. IPG net sales decreased for both the three and six months ended June 30, 2013, driven primarily by declines in beds, partially offset by increases in medical recliners sold into dialysis clinics and interior design projects for long-term care facilities.

Europe

For the quarter, European net sales increased 5.2% to $141,751,000 versus $134,713,000 for the second quarter last year with foreign currency translation decreasing net sales by 0.6 of a percentage point. The organic net sales increase of 5.8% was primarily related to increases in net sales of lifestyle and mobility and seating products, which were partially offset by declines in respiratory products. For the first half of the year, European net sales increased 7.4% to $279,385,000 versus $260,016,000 for the first half of last year as foreign currency translation increased net sales by 0.6 of a percentage point. Organic net sales increased by 6.8% due to increases in net sales of lifestyle, mobility and seating, and respiratory products.

Asia/Pacific

Asia/Pacific net sales decreased 31.1% for the quarter to $13,854,000 as compared to $20,122,000 for the same period a year ago. Organic net sales decreased 31.7% as foreign currency translation increased net sales by 0.6 of a percentage point. Asia/Pacific net sales decreased 29.5% to $26,551,000 versus $37,662,000 for the first half of last year as foreign currency translation increased net sales by 0.4 of a percentage point. Organic net sales decreased by 29.9%. Net sales declined for the three and six months ended June 30, 2013 as the Company's Australian distribution business experienced declines in mobility and seating and lifestyle products and the Company's subsidiary which produces microprocessor controllers recognized reduced sales of controllers and decreased contract manufacturing business with companies outside of the healthcare industry.

Gross Profit. Consolidated gross profit as a percentage of net sales for the three and six months ended June 30, 2013 was 27.3% and 27.8%, respectively, compared to 31.1% and 31.1%, respectively, in the same periods last year. The margin was negatively impacted principally by the North America/HME sales decline in custom power wheelchairs, which is one of the Company's higher margin product lines as well as an increase in warranty expense for a power wheelchair component issue, which principally impacted the Asia/Pacific segment. In addition, the negative impact on order volume through the Taylor Street manufacturing facility caused an unfavorable absorption of fixed costs for this facility. Gross margin also was negatively impacted by sales mix favoring lower margin products and lower margin customers.

For the first half of the year, North America/HME gross profit as a percentage of net sales decreased by 6.2 percentage points compared to the same period last year. The decline in margins was primarily as a result of volume declines, unfavorable sales mix favoring lower margin customers and lower margin products and unfavorable absorption of fixed costs at the Taylor Street manufacturing facility as a result of volume declines in mobility and seating products. While warranty expense for the first six months of 2013 is favorable to the same period in 2012, North America/HME incurred a charge of approximately $400,000 related to anticipated warranty expense related to a power wheelchair performance issue, which was partially offset by the reversal of accrued warranty expense related to the closure of other field actions. The company expects to work closely with the FDA to finalize its action plan related to the power wheelchair performance issue.

For the first half of the year, IPG gross profit as a percentage of net sales decreased 0.7 of a percentage point compared to the same period last year. The decline in margin is primarily attributable to volume declines and increased research and development expenses.

For the first half of the year, gross profit in Europe as a percentage of net sales was flat compared to the same period last year. Gross profit was favorably impacted by volume increases, which were offset by an unfavorable sales mix favoring lower margin product lines and lower margin customers.

For the first half of the year, gross profit in Asia/Pacific as a percentage of net sales decreased by 9.8 percentage points compared to the same period last year. The decline was due to an increase in warranty expense of approximately $3,400,000 as the result of a power wheelchair component issue. Excluding the warranty expense increase, gross profit increased by 3.1 percentage points compared to the same period last year primarily as a result of restructuring activities in the Australian business implemented in the fourth quarter of last year partially offset by significant volume declines and unfavorable product mix at the company's subsidiary which produces microprocessor controllers.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales for the three and six months ended June 30, 2013 was 29.8% and 30.3%, respectively, compared to 28.0% and 28.2%, respectively, for the same period a year ago. The increase was $468,000 or 0.4% for the quarter and $3,774,000 or 1.8% for the first half of the year compared to the same periods a year ago. Foreign currency translation decreased expenses by $318,000 in the quarter while increasing expenses by $176,000 for the first half of the year. Excluding the impact of foreign currency translation, SG&A expenses increased 0.8% for the quarter and by 1.8% for the first half of the year compared to the same period a year ago. The dollar increase, excluding foreign currency translation, was $786,000 for the quarter and $3,598,000 for the first half of the year compared to the same period a year ago. The SG&A expense increase for the quarter and first half of the year primarily related to increased associate costs and increased amortization expense. Amortization expense increased $1,216,000 as a result of the write-off of bank fees, previously capitalized, related to the amendment for the Company's credit facility finalized during the quarter which reduced the capacity on the facility from $400,000,000 to $250,000,000 effective May 30, 2013. Excluding the impact of foreign currency translation and the write-off of bank fees, SG&A expense decreased by $428,000 or 0.4 of a percentage point for the quarter and increased by $2,384,000 or 1.2% for the year.

SG&A expenses for North America/HME increased 0.9% or $492,000 for the quarter and increased 2.5% or $2,566,000 for the three and six months ended June 30, 2013 as compared to the same period a year ago. Foreign currency translation decreased SG&A expenses by $81,000 or 0.2 of a percentage point for the quarter and decreased SG&A expenses by $114,000 or 0.1 of a percentage point for the first half of the year. Excluding the foreign currency translation, SG&A expenses increased $573,000 or 1.1 percentage points for the quarter and increased $2,680,000 or 2.6 percentage points. The expense increase for both the quarter and first half of the year was principally due to increased associate costs primarily related to quality systems improvements and increased amortization expense.

SG&A expenses for IPG increased by 12.3% or $1,356,000 for the quarter and increased by 7.0% or $1,579,000 compared to the same periods a year ago. Foreign currency translation did not have a material impact for the quarter or first half of the year. The SG&A expense increase for the quarter and year to date was primarily attributable to increased associate costs.

European SG&A expenses increased by 3.6% or $1,130,000 for the quarter and increased by 7.1% or $4,436,000 compared to the same periods a year ago. Foreign currency translation decreased SG&A expenses by approximately $286,000 or 0.9 of a percentage point for the quarter and increased SG&A expenses by approximately $240,000 or 0.3 of a percentage point for the first half of the year. Excluding the foreign currency translation impact, SG&A expenses increased by $1,416,000 or 4.5% for the quarter and increased by $4,196,000 or 6.8% primarily due to increased associate costs. For the first half of the year, foreign currency transactions were unfavorable.

Asia/Pacific SG&A expenses decreased 30.3% or $2,510,000 and for the quarter and decreased 29.4% or $4,807,000 for the first half of the year as compared to the same periods a year ago. Foreign currency translation had no material impact for the quarter or first half of the year. SG&A expenses decreased for the quarter and year to date principally as a result of reduced personnel costs resulting from restructuring activities in 2012.

 Charge Related to Restructuring Activities. Restructuring continued during the quarter resulting in restructuring charges of $2,592,000 and $5,114,000 for the three and six months ended June 30, 2013, respectively, principally for severance in NA/HME and Asia/Pacific as a result of the permanent elimination of certain positions. The majority of the outstanding restructuring accruals at June 30, 2013 are expected to be paid out within the next twelve months.

Interest. Interest expense decreased to $1,024,000 and $2,351,000 for the second quarter and first half of 2013 compared to $2,299,000 and $4,650,000 for the same period a year ago, representing a 55.5% and 49.4% decrease, respectively. This decline is primarily attributable to reduced debt levels and lower borrowing costs in 2013 as compared to 2012. Interest income decreased due to a reduction in the volume of financing provided to customers to $74,000 and $181,000 for the second quarter and first half of 2013, respectively, compared to $143,000 and $444,000 for the comparable periods in 2012.

Income Taxes. The company had an effective tax rate of 85.9% and 13.1% on losses before tax from continuing operations for the three and six month periods ended June 30, 2013, respectively, compared to an expected benefit at the U.S. statutory rate of 35%. The company's effective tax rate for the three and six months ended June 30, 2013 was greater than the U.S. federal statutory rate, principally due to losses overseas without tax benefit due to valuation allowances and an adjustment to the intraperiod tax allocation due to the impact of a discrete tax expense related to dividends for earnings previously deemed permanently reinvested overseas received in the U.S. during the second quarter of $9,702,000 ($0.30 per share). The rate was benefited by taxes outside the United States, excluding countries with valuation allowances that are in losses in 2013, recorded at a lower effective rate than the U.S. statutory rate. The company had an effective tax rate of 162.9% and 90.8% on earnings before tax from continuing operation for the three and six month period ended June 30, 2012, respectively, compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three and six months ended June 30, 2012 was greater than the U.S. federal statutory rate, principally due to a foreign discrete tax adjustment of $9,010,000 ($0.28 per share), recorded in the second quarter of 2012, of which $3,014,000 was interest, related to prior year periods under audit, which is being contested by the company. This adjustment was partially offset by foreign earnings taxed at an effective rate lower than the U.S. statutory rate principally due to foreign taxes recognized at rates below the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) and working capital management.

The company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, decreased by $120,057,000 to $118,086,000 at June 30, 2013 from $238,143,000 as of December 31, 2012. The company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $3,034,000 and $3,341,000 as of June 30, 2013 and December 31, 2012, respectively. The debt decrease during the first six months was a result of using the proceeds from the sale of Invacare Supply Group in the first quarter to reduce debt outstanding under the company's revolving credit facility. The company's cash and cash equivalents were $21,447,000 at June 30, 2013, down from $38,791,000 as of December 31, 2012. At June 30, 2013, the company had outstanding $97,959,000 on its revolving credit facility versus $217,494,000 as of December 31, 2012.

The company's borrowing capacity and cash on hand were utilized for normal operations during the period ended June 30, 2013. Debt repurchases, acquisitions, divestitures, the timing of vendor payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. For the six months ended June 30, 2013, the outstanding borrowings on the company's revolving credit facility varied from a low of $82,400,000 to a high of $267,900,000. While the company has cash balances in various jurisdictions around the world, there are no material restrictions under the credit facility regarding the use of such cash for dividends within the company, loans or other purposes.

On May 30, 2013, the company entered into a Fourth Amendment ("the Amendment") to its Credit Agreement (the “Credit Agreement”). Pursuant to the Amendment, the Credit Agreement was amended to, for the following: (i) decrease the aggregate principal amount of the revolving credit facility to $250,000,000 from $400,000,000, and limit the Company's borrowings under the revolving credit facility to an amount not to exceed $200,000,000 aggregate principal amount through December 31, 2013; (ii) increase the maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement, as amended) to 4.00 to 1.00 from 3.50 to 1.00 until January 1, 2014, when the maximum leverage ratio will revert back to 3.50 to 1.00; (iii) decrease the minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement, as amended) to 3.00 to 1.00 from 3.50 to 1.00 until January 1, 2014, when the minimum interest coverage ratio will revert back to 3.50 to 1.00; (iv) in calculating consolidated EBITDA for purposes of determining the ratios, provide for the add back to consolidated EBITDA of up to an additional $15,000,000 for future one-time cash restructuring charges and (v) provide for an increase of (A) 25 basis points in the margin applicable to determining the interest rate on borrowings under the revolving credit facility and letter of credit fees and (B) 10 basis points in the commitment fee, all during periods when the leverage ratio exceeds 3.50 to 1.00. As a result, the company incurred $436,000 in fees which were capitalized and are being amortized through October, 2015. In addition, as a result of reducing the capacity of the facility from $400,000,000 to $250,000,000, the company wrote-off $1,216,000 in fees previously capitalized, which is reflected in the expense of the North America / HME segment.

The company's senior secured revolving credit agreement, as amended, (the “Credit Agreement”) provides for a $250,000,000 senior secured revolving credit facility maturing in October 2015. Pursuant to the terms of the Credit Agreement, the company may from time to time borrow, repay and re-borrow up to an aggregate outstanding amount at any one time of $200,000,000 through December 31, 2013 and $250,000,000 thereafter, subject to customary conditions. The Credit Agreement also provides for the issuance of swing line loans. Borrowings under the Credit Agreement bear interest, at the company's election, at (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a margin; or (ii) a Base Rate Option plus a margin. The applicable margin is currently 2.0% per annum for LIBOR loans and 1.00% for the Base Rate Option loans based on the company's leverage ratio. In addition to interest, the company is required to pay commitment fees on the unused portion of the Credit Agreement. The commitment fee rate is currently 0.30% per annum. Like the interest rate spreads, the commitment fee is subject to adjustment based on the company's leverage ratio. The amendment to the Credit Agreement provided for an increase of (A) 25 basis points in the margin applicable to determining the interest rate on borrowings under the revolving credit facility and letter of credit fees and (B) 10 basis points in the commitment fee, all during periods when the company's leverage ratio exceeds 3.50 to 1.00. The obligations of the borrowers under the Credit Agreement are secured by substantially all of the company's U.S. assets and are guaranteed by substantially all of the company's material domestic and foreign subsidiaries.

The Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that currently require the company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement) of no greater than 4.0 to 1 until January 1, 2014, when the maximum leverage ratio will revert back to 3.5 to 1, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement) of no less than 3.0 to 1 until January 1, 2014, when the minimum interest coverage ratio will revert back to 3.5 to 1. In calculating the ratios under the original Credit Agreement, the company could exclude up to $15,000,000 of cash restructuring charges from the calculation of EBITDA over the life of the agreement, and the company reached that maximum amount in the fourth quarter of 2012. However, the amended Credit Agreement provides for the exclusion of up to an additional $15,000,000 of future one-time cash restructuring charges from the calculation of EBITDA over the remaining life of the agreement. As of June 30, 2013, the company's leverage ratio was 2.83 and the company's interest coverage ratio was 10.79 compared to a leverage ratio of 2.66 and an interest coverage ratio of 19.00 as of December 31, 2012. As of June 30, 2013, the company was in compliance with all covenant requirements and under the most restrictive covenant of the company's borrowing arrangements, the company had the capacity to borrow up to an additional $50,759,000.

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

During the first quarter of 2013, the company completed the sale of its ISG business for net proceeds of approximately $144,681,000, which were used to repay amounts outstanding under the credit facility and other current payables and thereby improve the company's leverage ratio. In addition, on August 7, 2013, the company sold Champion Manufacturing Inc. (Champion), its domestic medical recliner business for dialysis clinics, to Champion Equity Holdings, LLC for approximately $45,000,000 in cash, subject to certain post-closing adjustments. This divestiture is consistent with the company's focus on its globalization strategy to harmonize core global product lines and reduce complexity within its business. Subject to certain post-closing adjustments and any restructuring charges, the company preliminarily estimates that it will realize net proceeds from the sale of the Champion business of approximately $43,000,000, net of tax and expenses. The company will use the net proceeds to reduce debt outstanding under its revolving credit facility.

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

As a result, continued compliance with, in particular, the leverage covenant under the company's credit facility remains a high priority, which means the company has remained focused on generating sufficient cash and managing its expenditures. The company also may examine alternatives such as raising additional capital through permitted asset sales. In addition, if necessary or advisable, the company may seek to amend or renegotiate its credit facility in order to remain in compliance. The company can make no assurances that under such circumstances its financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to the company, if at all.

The company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. At June 30, 2013, the company had $13,350,000 aggregate principal amount outstanding of its Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the company believes that its exposure to interest rate fluctuations is manageable given that portions of the company's debt are at fixed rates into 2014, the company has the ability to utilize swaps to exchange variable rate debt for fixed rate debt, if needed, and the company expects that it will be able to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. The company is a party to interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. As of June 30, 2013, interest associated with $34,000,000 of the outstanding revolver balance of $97,959,000 was fixed via interest rate swap agreements. Specifically, interest rate swap agreements for notional amounts of $22,000,000 through September 2013 and $12,000,000 through April 2014 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.46% and 0.54%, respectively, for effective aggregate rates of 2.46% and 2.54%, respectively. As of June 30, 2013, the weighted average floating interest rate on borrowings was 2.14% compared to 2.21% as of December 31, 2012.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of June 30, 2013. The company estimates that capital investments for 2013 could approximate between $15,000,000 and $20,000,000, compared to actual capital expenditures of $20,091,000 in 2012. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows used by operating activities were $29,964,000 in for the first six months of 2013, compared to cash flows provided by operating activities of $7,748,000 in the first six months of 2012. The decline in operating cash flows in 2013 was primarily attributable to reduced net earnings, increased accounts receivable and a reduction in accounts payable, principally due to accelerated payments associated with the sale of ISG. In addition, operating cash flows were also negatively impacted by payments of $3,225,000 for expenses as a result of the sale of ISG.

Cash flows provided by investing activities were $136,572,000 for the first six months of 2013, compared to cash used of $10,160,000 in the first six months of 2012. The significant change in investing cash flow was primarily attributable to the receipt of $144,681,000 in net proceeds resulting from the sale of ISG.

Cash flows used by financing activities were $123,355,000 in the first six months of 2013 compared to cash flow used of $6,314,000 in the first six months of 2012. Cash flows used in the first six months of 2013 reflect the net pay down in debt as the majority of the proceeds from the sale of ISG were used to pay down debt in the first quarter of 2013.

During the first six months of 2013, the company used free cash flow of $33,117,000 compared to generated free cash flow of $2,312,000 in the first six months of 2012. The decrease in free cash flow is due primarily to reduced net earnings and an increase in net working capital as described above. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash flow impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$(29,964)	$7,748
Plus: Net cash impact related to restructuring activities	4,504	4,309
Less: Purchases of property and equipment—net	(7,657)	(9,745)
Free Cash Flow	$(33,117)	$2,312

DIVIDEND POLICY

On May 16, 2013, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of July 5, 2013, which was paid on July 15, 2013.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Revenue Recognition

The company’s revenues are recognized when products are shipped or services provided to unaffiliated customers. Revenue Recognition, ASC 605, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The company has concluded that its revenue recognition policy is appropriate and in accordance with GAAP and ASC 605. Shipping and handling costs are included in cost of goods sold.

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
The company continues to closely monitor the credit-worthiness of its customers and adhere to tight credit policies. In 2013, the Centers for Medicare and Medicaid Services announced new Medicare prices which became effective in July 2013 for the second round of the National Competitive Bidding program, which was expanded to include 91 metropolitan statistical areas.  The company believes the changes announced could have a significant impact on the collectability of accounts receivable for those customers which are in the MSA locations impacted and which have a portion of their revenues tied to Medicare reimbursement. As a result, this is an additional risk factor which the company considers when assessing the collectability of accounts receivable.

The company has an agreement with DLL, a third party financing company, to provide the majority of future lease financing to the company's North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation for events of default under the contracts. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts.

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

Goodwill, Intangible and Other Long-Lived Assets

Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Under Intangibles-Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The company's measurement date for its annual goodwill impairment test is October 1. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The majority of the company's goodwill and intangible assets relate to the company's Europe and IPG segments which have continued to be profitable.

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
A future potential impairment is possible, for each or any of the company's segments, should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the company reviewed the results if the discount rate used were 100 basis points higher for the 2012 impairment analysis and determined that there still would not be any indicator of potential impairment for the Europe or IPG segments.
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

Accounting for Stock-Based Compensation

The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of June 30, 2013, there was $15,825,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Performance Plan, which is related to non-vested options and shares, and includes $4,722,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on June 30, 2013 debt levels, a 1% change in interest rates would impact annual interest expense by approximately $320,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

The company has entered into interest rate swap agreements to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, interest rate swap agreements, as of June 30, 2013, for notional amounts of $22 million through September 2013 and $12 million through April 2014 were entered into that fix the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rates of 0.46% and 0.54%, respectively, for effective aggregate rates of 2.46% and 2.54%, respectively.

On October 28, 2010, the company entered into a Credit Agreement which, as amended, provides for a $250,000,000 senior secured revolving credit facility maturing in October 2015 at variable rates. As of June 30, 2013, the company had outstanding $13,350,000 in principal amount of 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $3,034,000 is included in equity. Accordingly, while the company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the company does not currently need to re-finance any of its debt. However, the company’s Credit Agreement contains covenants with respect to, among other items, consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage, as defined in the agreement. As of June 30, 2013, the company was in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the company would have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, are forward-looking in nature that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: compliance costs, limitations on the design, production and/or distribution of the company's products, inability to bid on or win certain contracts, or other adverse effects of the FDA consent decree of injunction; unexpected circumstances or developments that might delay or adversely impact the results of the final, most comprehensive third-party expert certification audit or FDA inspections of the company's quality systems at the Elyria, Ohio, facilities impacted by the FDA consent decree, including any possible requirement to perform additional remediation activities; the failure or refusal of customers or healthcare professionals to sign verification of medical necessity (VMN) documentation or other certification forms required by the exceptions to the FDA consent decree; possible adverse effects of being leveraged, including interest rate or event of default risks, including those relating the company's financial covenants under its credit facility (particularly as might result from the impacts associated with the FDA consent decree); the company's inability to satisfy its liquidity needs, or additional costs to do so; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the Medicare national competitive bidding program covering nine metropolitan statistical areas that started in 2011 and an additional 91 metropolitan statistical areas which began on July 1, 2013), impacts of the U.S. Affordable Care Act that was enacted in 2010 (such as, for example, the expected impact on the company of the excise tax which began on January 1, 2013 on certain medical devices and the company's ability to successfully offset such impact); legal actions, regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; product liability or warranty claims; product recalls, including more extensive recall experience than expected; exchange rate or tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs or new product platforms that deliver the anticipated benefits of the company's globalization strategy; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt arising from depressed market prices for company shares; provisions of Ohio law or in the company's debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2013, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of June 30, 2013, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings.

In the ordinary course of its business, the company is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All of the product liability lawsuits in the United States have been referred to the company's captive insurance company and/or excess insurance carriers while all non-U.S. lawsuits have been referred to the company's commercial insurance carriers. All such lawsuits are generally contested vigorously. The coverage territory of the company's insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. Management does not believe that the outcome of any of these actions will have a material adverse effect upon the company's business or financial condition.
In December 2012, the company reached agreement with the FDA on the terms of the consent decree of injunction with respect to the company's corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily had limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities, and these restrictions on design activities were removed on July 15, 2013. The company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary products, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree and is able to fulfill purchase orders and quotes that were in the company's order fulfillment system prior to the effective date of the decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete a third-party expert certification audit and receive written notification from the FDA. The certification audit is comprised of three distinct reports. The expert certification audit will be followed by an FDA inspection of the company's compliance with the quality system regulations. Each of the three audits will result in a third-party expert report that will then be reviewed by the FDA which will complete its own review procedures. The FDA has the authority to reinspect at any time. Once satisfied with the company's compliance, the FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities.
At the time of filing this Quarterly Report on Form 10-Q, the company has completed the first two of its third-party expert certification audits, and the FDA has found the results of both to be acceptable. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems are compliant with the FDA's Quality System Regulation. As a result of the FDA's approval of the first certification audit, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other company facilities. The company's receipt of the FDA's approval on the second certification report resulted in the company being able to resume design activities related to power wheelchairs and power beds. The third, most comprehensive third-party certification audit is a comprehensive review of the company's compliance with the FDA's Quality System Regulation at the impacted Elyria facilities.
The company began its third, final and most comprehensive third party certification audit in late March, and, in light of the scope and complexity of the audit, the company now expects the third-party certification report to be completed and filed with the FDA by mid-November 2013.  Once completed, according to the consent decree, the FDA has thirty (30) days after receipt of the third expert certification audit results to commence its own inspection. However, it is possible the FDA could ask questions or seek additional information concerning the third certification report. It is not possible for the company to estimate the timing or potential response of the FDA's inspection and subsequent written notifications. Following successful completion of the FDA inspection and the company's receipt of written notification from the FDA that the Corporate and Taylor Street facilities appear to be in compliance, the company may resume full operations at those facilities.
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
As previously disclosed, in December 2010, the company received a warning letter from the FDA related to quality system processes and procedures at the company's Sanford, Florida facility. At the time of filing of this Quarterly Report on Form 10-Q, this matter remains pending. See Item 1A. Risk Factors in the company's Annual Report on Form 10-K for the period ending December 31, 2012.

On May 24, 2013, a lawsuit was filed against Invacare Corporation, Gerald B. Blouch, A. Malachi Mixon III and Robert K. Gudbranson in the U.S. District Court for the Northern District of Ohio alleging that the defendants violated federal securities laws by failing to properly disclose the issues that the company has faced with the FDA. The lawsuit seeks class certification and unspecified damages for purchasers of the company's common shares between July 22, 2010 and December 7, 2011. This lawsuit has been referred to the company's insurance carriers. The company intends to vigorously defend this lawsuit.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended June 30, 2013.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
4/1/2013	-	4/30/2013	81	$14.60	—	2,453,978
5/1/2013	-	5/31/2013	—	—	—	2,453,978
6/1/2013	-	6/30/2013	—	—	—	2,453,978
Total			81	$14.60	—	2,453,978
________________________

(1)
All 81 shares repurchased between April 1, 2013 and June 30, 2013 were surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees by the company.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended June 30, 2013.

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

INVACARE CORPORATION

Date:	August 9, 2013	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)