Form 10-Q
period 2013-09-30
INVACARE CORP
filed 2013-11-06
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of November 4, 2013, the registrant had 30,921,729 Common Shares and 1,084,747 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.
INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$341,176	$361,518	$1,017,373	$1,077,767
Cost of products sold	244,352	252,106	733,408	746,369
Gross Profit	96,824	109,412	283,965	331,398
Selling, general and administrative expenses	98,719	103,281	306,042	306,755
Charges related to restructuring activities	1,884	1,175	6,998	3,742
Loss on debt extinguishment including debt finance charges and associated fees	—	—	—	312
Asset write-downs related to intangible assets	167	—	167	—
Interest expense	745	2,114	2,677	6,339
Interest income	(58)	(166)	(239)	(610)
Earnings (loss) from Continuing Operations Before Income Taxes	(4,633)	3,008	(31,680)	14,860
Income tax provision	750	2,445	3,900	14,486
Net Earnings (loss) from Continuing Operations	(5,383)	563	$(35,580)	$374
Net Earnings from Discontinued Operations (net of tax of $227; $2,629; $237; and $5,264)	307	2,301	3,321	8,746
Gain on Sale of Discontinued Operations (net of tax of $1,583 and $11,083)	21,178	—	71,080	—
Total Net Earnings from Discontinued Operations	21,485	2,301	74,401	8,746
Net Earnings	$16,102	$2,864	38,821	9,120
Dividends Declared per Common Share	$0.0125	$0.0125	$0.0375	$0.0375
Net Earnings (Loss) per Share—Basic
Net Earnings (loss) from Continuing Operations	$(0.17)	$0.02	$(1.12)	$0.01
Net Earnings from Discontinued Operations	$0.67	$0.07	$2.33	$0.27
Net Earnings per Share—Basic	$0.50	$0.09	$1.21	$0.28
Weighted Average Shares Outstanding—Basic	31,902	31,877	31,902	31,838
Net Earnings (Loss) per Share—Assuming Dilution
Net Earnings (loss) from Continuing Operations	$(0.17)	$0.02	$(1.12)	$0.01
Net Earnings from Discontinued Operations	$0.67	$0.07	$2.32	$0.27
Net Earnings per Share—Assuming Dilution	$0.50	$0.09	$1.20	$0.28
Weighted Average Shares Outstanding—Assuming Dilution	32,066	31,901	32,009	31,847

Net Earnings	$16,102	$2,864	$38,821	$9,120
Other comprehensive income (loss):
Foreign currency translation adjustments	9,790	15,764	554	(24,288)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains	359	38	895	136
Amounts arising during the year, primarily due to the addition of new participants	(154)	—	(320)	(168)
Deferred tax adjustment resulting from defined benefit plan activity	(71)	(13)	(199)	13
Valuation reserve associated with defined benefit plan activity	69	13	193	(17)
Current period unrealized gain on cash flow hedges	(104)	(1,322)	779	(276)
Deferred tax loss related to unrealized gain on cash flow hedges	(15)	38	(57)	(73)
Other Comprehensive Income (Loss)	9,874	14,518	1,845	(24,673)

Comprehensive Income (Loss)	$25,976	$17,382	$40,666	$(15,553)
See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2013	December 31, 2012
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$32,625	$38,791
Trade receivables, net	191,464	198,791
Installment receivables, net	1,560	2,188
Inventories, net	167,368	183,246
Other current assets	33,830	41,776
Assets held for sale - current	—	103,157
Total Current Assets	426,847	567,949
Other Assets	40,327	42,262
Other Intangibles	65,105	71,652
Property and Equipment, net	108,391	118,231
Goodwill	450,727	462,200
Total Assets	$1,091,397	$1,262,294
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$117,684	$133,048
Accrued expenses	130,479	135,189
Accrued income taxes	7,201	2,713
Short-term debt and current maturities of long-term obligations	1,294	5,427
Liabilities held for sale - current	—	23,358
Total Current Liabilities	256,658	299,735
Long-Term Debt	54,775	229,375
Other Long-Term Obligations	114,773	112,195
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 34,053 and 33,952 issued in 2013 and 2012, respectively)—no par	8,531	8,503
Class B Common Shares (Authorized 12,000 shares; 1,085 and 1,086 issued and outstanding in 2013 and 2012, respectively)—no par	272	272
Additional paid-in-capital	232,881	228,187
Retained earnings	402,181	364,546
Accumulated other comprehensive earnings	114,588	112,743
Treasury shares (3,135 and 3,135 shares in 2013 and 2012, respectively)	(93,262)	(93,262)
Total Shareholders’ Equity	665,191	620,989
Total Liabilities and Shareholders’ Equity	$1,091,397	$1,262,294

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities	(In thousands)
Net earnings	$38,821	$9,120
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of businesses (pre-tax)	(82,163)	—
Depreciation and amortization	28,236	29,065
Provision for losses on trade and installment receivables	3,160	4,252
Provision for deferred income taxes	2,698	628
Provision for other deferred liabilities	140	821
Provision for stock-based compensation	4,721	5,198
Loss on disposals of property and equipment	565	108
Loss on debt extinguishment including debt finance charges and associated fees	—	312
Asset write-downs to intangible assets	167	—
Amortization of convertible debt discount	468	430
Changes in operating assets and liabilities:
Trade receivables	3,049	(8,149)
Installment sales contracts, net	(633)	4,353
Inventories	10,599	(30,936)
Other current assets	7,539	(90)
Accounts payable	(16,848)	(329)
Accrued expenses	(390)	251
Other long-term liabilities	(1,374)	11,788
Net Cash Provided (Used) by Operating Activities	(1,245)	26,822
Investing Activities
Purchases of property and equipment	(11,086)	(14,775)
Proceeds from sale of property and equipment	856	97
Proceeds from sale of business	187,552	—
Change in other long-term assets	949	409
Other	(147)	(219)
Net Cash Provided (Used) by Investing Activities	178,124	(14,488)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	250,124	255,703
Payments on revolving lines of credit and long-term borrowings	(432,185)	(266,721)
Payment of financing costs	—	(1)
Payment of dividends	(1,187)	(1,183)
Net Cash Used by Financing Activities	(183,248)	(12,202)
Effect of exchange rate changes on cash	203	226
Decrease in cash and cash equivalents	(6,166)	358
Cash and cash equivalents at beginning of year	38,791	34,924
Cash and cash equivalents at end of period	$32,625	$35,282

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

Accounting Policies

Nature of Operations: Invacare Corporation is a leading manufacturer and distributor of medical equipment used in the home based upon the company’s distribution channels, breadth of product line and net sales. The company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care, retail and extended care markets.

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the company as of September 30, 2013, the results of its operations for the three and nine months ended September 30, 2013 and changes in its cash flow for the nine months ended September 30, 2013 and 2012, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using an August 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the company's financial statements. All significant intercompany transactions are eliminated.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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
Stock options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods. The amounts of stock-based compensation expense recognized were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense recognized as part of selling, general and administrative expense	$2,147	$2,208	$4,721	$5,198
The amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the 2003 Performance Plan and the 2013 Equity Compensation Plan. Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the company's Business Segment Note to the Consolidated Financial Statements.

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
In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The requirements of ASU No. 2013-04 are effective on a retrospective basis for interim and annual periods beginning after December 15, 2013. The company is in the process of determining the effects, if any, that the adoption of ASU No. 2013-04 will have on the company’s financial position, results of operations or cash flows.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

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

Discontinued Operations

On December 21, 2012, as part of the company's globalization strategy, and to allow it to focus on its core equipment product lines, the company entered into an agreement to sell Invacare Supply Group (ISG) and accordingly the company determined on that date that the "held for sale" criteria of ASC 360-10-45-9 were met. Accordingly, the assets and liabilities of ISG (long-lived asset disposal group) are shown at their carrying amounts, which are lower than the fair values less cost to sale as of December 31, 2012.

On January 18, 2013, the company completed the sale of the ISG medical supplies business for a purchase price of $150,800,000 in cash, which remains subject to final post-closing adjustments. ISG had been operated on a stand-alone basis and reported as a reportable segment of the company. The company recorded a gain of $59,402,000 pre-tax in the first quarter of 2013 which represents the excess of the net sales price over the book value of the assets and liabilities of ISG. The sale of this business is dilutive to the company's results. The company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the first quarter of 2013. The company recorded expenses related to the sale of $5,350,000, of which $3,392,000 were paid as of September 30, 2013. The gain recorded by the company reflects the company's estimated final purchase adjustments.

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

The net sales of the discontinued operation were $0 and $18,498,000 for the three and nine months ended September 30, 2013 and $85,763,000 and $246,433,000 for the three and nine months ended September 30, 2012, respectively. Earnings before income taxes for the discontinued operation were $0 and $402,000 for the three and nine months ended September 30, 2013 and $3,894,000 and $10,703,000 for the three and nine months ended September 30, 2012, respectively.

The company will continue to sell products to the acquirer of ISG and provide certain transitional services to the acquirer over a period of less than one year from the date of sale. The net cash flows expected to be paid and received related to such product sales and transitional services are not expected to be significant.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

On August 6, 2013, the company sold Champion Manufacturing, Inc. (Champion), its domestic medical recliner business for dialysis clinics, to Champion Equity Holdings, LLC for $45,000,000 in cash, which is subject to final post-closing adjustments. Champion had been operated on a stand-alone basis and reported as part of the IPG segment of the company. The company recorded a gain of $22,761,000 pre-tax in the third quarter of 2013, which represents the excess of the net sales price over the book value of the assets and liabilities of Champion. The sale of this business is dilutive to the company's results. The company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the third quarter of 2013. The company recorded expenses related to the sale of $2,130,000, of which $1,367,000 were paid as of September 30, 2013. The gain recorded by the company reflects the company's estimated final purchase adjustments.

The assets and liabilities of Champion were the following as of the date of the sale, August 6, 2013, and as of December 31, 2012 (in thousands):

	August 6, 2013	December 31, 2012

Trade receivables, net	$3,030	$2,375
Inventories, net	1,689	1,617
Other current assets	92	21
Property and Equipment, net	309	237
Goodwill	16,277	16,277
Assets sold	$21,397	$20,527

Accounts payable	$936	$475
Accrued expenses	352	318
Accrued income taxes	—	200
Liabilities sold	$1,288	$993

The net sales of the discontinued operation were $2,643,000 and $15,857,000 for the three and nine months ended September 30, 2013 and $5,700,000 and $17,271,000 for the three and nine months ended September 30, 2012, respectively. Earnings before income taxes for the discontinued operation were $484,000 and $3,156,000 for the three and nine months ended September 30, 2013 and $1,037,000 and $3,307,000 for the three and nine months ended September 30, 2012, respectively. Results for Champion include an interest expense allocation from continuing operations to discontinued operations of $78,000 and $449,000 for the three and nine months ended September 30, 2013 and $198,000 and $594,000 for the three and nine months ended September 30, 2012, respectively, as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the company's average interest rates for the periods presented.

In addition, in accordance with ASC 350, when a portion of a reporting entity that constitutes a business is disposed of, goodwill associated with that business should be included in the carrying amount of the net assets of the business sold in determining the gain or loss on the disposal. As such, the company allocated additional goodwill of $16,205,000 to Champion from the continuing operations of the IPG segment based on the relative fair value of Champion as compared to the remaining IPG reporting unit.

The company will continue to purchase an immaterial amount of products from the acquirer of Champion until the company transitions manufacturing of the product, which is expected to occur before the end of the year.

The company recorded an incremental intra-period tax allocation expense to discontinued operations in the quarter representing the cumulative intra-period allocation expense to discontinued operations based on the company's current estimate of the projected domestic taxable loss related to continuing operations for 2013. The amount recorded through September 30, 2013 is less than the federal statutory rate as the expected taxable loss in continuing operations is less than the taxable gain from discontinued operations.

The company has classified ISG and Champion as discontinued operations for all periods presented.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to providers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($20,836,000 at September 30, 2013 and $22,213,000 at December 31, 2012) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the company's third party financing arrangement with De Lage Landen, Inc. ("DLL"), a third party financing company which the company has worked with since 2000, management monitors the collection status of these contracts in accordance with the company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

The estimated allowance for uncollectible amounts and evaluation for impairment for both classes of installment receivables is based on the company’s quarterly review of the financial condition of each individual customer with the allowance for doubtful accounts adjusted accordingly. Installments are individually and not collectively reviewed for impairment. The company assesses the bad debt reserve levels based upon the status of the customer’s adherence to a legally negotiated payment schedule and the company’s ability to enforce judgments, liens, etc. The company is closely monitoring the roll-out of the second round of NCB, which became effective in 91 additional metropolitan statistical areas on July 1, 2013. At this early stage of the program, it is difficult to characterize the impact from NCB on its domestic home medical equipment business, as there continues to be uncertainty as the industry realigns and adjusts itself to the small number of bid contracts awarded.

For purposes of granting or extending credit, the company utilizes a scoring model to generate a composite score that considers each customer’s consumer credit score and/or D&B credit rating, payment history, security collateral and time in business. Additional analysis is performed for customers desiring credit greater than $250,000 which generally includes a detailed review of the customer’s financials as well as consideration of other factors such as exposure to changing reimbursement laws.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

Installment receivables consist of the following (in thousands):

	September 30, 2013			December 31, 2012
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$3,554	$2,394	$5,948	$4,982	$1,506	$6,488
Less: Unearned interest	(70)	—	(70)	(71)	—	(71)
	3,484	2,394	5,878	4,911	1,506	6,417
Allowance for doubtful accounts	(1,924)	(1,718)	(3,642)	(2,723)	(1,100)	(3,823)
	$1,560	$676	$2,236	$2,188	$406	$2,594

Installment receivables purchased from DLL during the nine months ended September 30, 2013 increased the gross installment receivables balance by $2,415,000. No sales of installment receivables were made by the company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Nine Months Ended June 30, 2013	Year Ended December 31, 2012
Balance as of beginning of period	$3,823	$4,273
Current period provision	943	458
Direct write-offs charged against the allowance	(1,124)	(908)
Balance as of end of period	$3,642	$3,823

Installment receivables by class as of September 30, 2013 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$4,510	$4,510	$3,477	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,273	1,203	—	76
Impaired Installment receivables with a related allowance recorded	165	165	165	—
Total Canadian Installment Receivables	$1,438	$1,368	$165	$76
Total
Non-Impaired Installment receivables with no related allowance recorded	1,273	1,203	—	76
Impaired Installment receivables with a related allowance recorded	4,675	4,675	3,642	—
Total Installment Receivables	$5,948	$5,878	$3,642	$76

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

Installment receivables by class as of December 31, 2012 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$4,508	$4,508	$3,365	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,522	1,451	—	120
Impaired Installment receivables with a related allowance recorded	458	458	458	—
Total Canadian Installment Receivables	$1,980	$1,909	$458	$120
Total
Non-Impaired Installment receivables with no related allowance recorded	1,522	1,451	—	120
Impaired Installment receivables with a related allowance recorded	4,966	4,966	3,823	—
Total Installment Receivables	$6,488	$6,417	$3,823	$120

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of September 30, 2013, the company had no U.S. installment receivables past due of 90 days or more for which the company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. However, while the full balance may be deemed to be impaired, the company has historically collected a large percentage of the principal of its U.S. installment receivables.

The company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of September 30, 2013 and December 31, 2012 for which the company is still accruing interest. The aging of the company’s installment receivables was as follows (in thousands):

	September 30, 2013			December 31, 2012
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$1,218	$—	$1,218	$1,467	$—	$1,467
0-30 Days Past Due	9	—	9	43	—	43
31-60 Days Past Due	6	—	6	2	—	2
61-90 Days Past Due	—	—	—	—	—	—
90+ Days Past Due	4,715	4,510	205	4,976	4,508	468
	$5,948	$4,510	$1,438	$6,488	$4,508	$1,980

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

Inventories

Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Finished goods	$90,422	$94,675
Raw materials	61,642	71,596
Work in process	15,304	16,975
	$167,368	$183,246

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Value added tax receivables	$15,004	$18,002
Recoverable income taxes	3,457	6,192
Derivatives (foreign currency forward contracts)	1,311	1,062
Prepaid insurance	300	2,241
Prepaids and other current assets	13,758	14,279
	$33,830	$41,776

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Cash surrender value of life insurance policies	$35,772	$36,375
Deferred Financing Fees	1,356	2,728
Investments	1,190	1,171
Long-term installment receivables	676	406
Other	1,333	1,582
	$40,327	$42,262

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Machinery and equipment	$356,935	$356,512
Land, buildings and improvements	90,234	95,047
Furniture and fixtures	12,998	13,397
Leasehold improvements	14,886	14,975
	475,053	479,931
Less allowance for depreciation	(366,662)	(361,700)
	$108,391	$118,231

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

Goodwill
The goodwill decrease reflected on the balance sheet from December 31, 2012 to September 30, 2013 was due to the sale of Champion which decreased goodwill by $16,277,000, partially offset by an increase in goodwill due to foreign currency translation.
Other Intangibles

All of the company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $31,299,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2012 to September 30, 2013 were the result of foreign currency translation, amortization and an intangible impairment write-down charge of $167,000 for a customer list in the NA/HME segment. The after-tax and pre-tax impairment amounts were the same for the impairment. The company's intangibles consist of the following (in thousands):

	September 30, 2013		December 31, 2012
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer Lists	$91,344	$61,888	$93,572	$58,447
Trademarks	31,299	—	31,280	—
License Agreements	1,428	1,428	3,212	3,212
Developed Technology	9,712	6,098	9,650	5,588
Patents	6,115	5,472	6,060	5,234
Other	7,481	7,388	7,571	7,212
	$147,379	$82,274	$151,345	$79,693

Amortization expense related to other intangibles was $6,937,000 in the first nine months of 2013 and is estimated to be $9,182,000 in 2013, $8,670,000 in 2014, $7,174,000 in 2015, $5,796,000 in 2016, $2,290,000 in 2017 and $2,290,000 in 2018. Amortized intangibles are being amortized on a straight-line basis for periods from 3 to 17 years with the majority of the intangibles being amortized over a life of between 10 and 13 years.

Current Liabilities

Accrued expenses consist of accruals for the following (in thousands):

	September 30, 2013	December 31, 2012
Salaries and wages	$37,480	$41,813
Taxes other than income taxes, primarily Value Added Taxes	23,225	24,600
Warranty cost	25,020	21,451
Freight	7,806	7,853
Professional	7,355	7,595
Product liability, current portion	3,572	3,323
Rebates	2,136	3,635
Insurance	2,726	2,674
Interest	921	1,268
Derivative liabilities	771	1,373
Severance	3,481	5,211
Other items, principally trade accruals	15,986	14,393
	$130,479	$135,189

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

Accrued rebates relate to several volume incentive programs the company offers its customers. The company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives.
Generally, the company's products are covered from the date of sale to the customer by warranties against defects in material and workmanship for various periods depending on the product. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. The increase in the liability for pre-existing warranties in 2013 is primarily the result of product recalls. The warranty accrual as of September 30, 2013 includes anticipated warranty expense related to the power wheelchair joystick recall of $3,800,000, provided for during the second quarter of 2013, which primarily impacted the Asia/Pacific segment. No change was made in the warranty accrual related to the power wheelchair joystick recall during the quarter ended September 30, 2013.
The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2013	$21,451
Warranties provided during the period	7,843
Settlements made during the period	(8,741)
Changes in liability for pre-existing warranties during the period, including expirations	4,467
Balance as of September 30, 2013	$25,020

Long-Term Debt

Debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Senior secured revolving credit facility, due in October 2015	$38,968	$217,494
Convertible senior subordinated debentures at 4.125%, due in February 2027	10,476	10,009
Other notes and lease obligations	6,625	7,299
	56,069	234,802
Less current maturities of long-term debt	(1,294)	(5,427)
	$54,775	$229,375

The reduction in debt during the year was principally the result of utilizing the proceeds from the sale of the discontinued operations of ISG and Champion to reduce borrowing under the company's revolving credit agreement. On May 30, 2013, the company entered into a Fourth Amendment ("the Amendment") to its Credit Agreement (the “Credit Agreement”). Pursuant to the Amendment, the Credit Agreement was amended to: (i) decrease the aggregate principal amount of the revolving credit facility to $250,000,000 from $400,000,000, and limit the company's borrowings under the revolving credit facility to an amount not to exceed $200,000,000 aggregate principal amount through December 31, 2013; (ii) increase the maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement, as amended) to 4.00 to 1.00 from 3.50 to 1.00 until January 1, 2014, when the maximum leverage ratio will revert back to 3.50 to 1.00; (iii) decrease the minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement, as amended) to 3.00 to 1.00 from 3.50 to 1.00 until January 1, 2014, when the minimum interest coverage ratio will revert back to 3.50 to 1.00; (iv) in calculating consolidated EBITDA for purposes of determining the ratios, provide for the add back to consolidated EBITDA of up to an additional $15,000,000 for future one-time cash restructuring charges and (v) provide for an increase of (A) 25 basis points in the margin applicable to determining the interest rate on borrowings under the revolving credit facility and letter of credit fees and (B) 10 basis points in the commitment fee, all during periods when the leverage ratio exceeds 3.50 to 1.00. Compliance with the ratios is tested at the end of the quarter in accordance with the credit agreement. As a result of the amendment, the company incurred $436,000 in fees in the second quarter of 2013 which were capitalized and are being amortized through October, 2015. In addition, as a result of reducing the capacity of the facility from $400,000,000 to $250,000,000,

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013 the company wrote-off $1,216,000 in fees previously capitalized in the second quarter of 2013, which is reflected in the expense of the North America / HME segment.

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

The liability components of the company’s convertible debt consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Principal amount of liability component	$13,350	$13,350
Unamortized discount	(2,874)	(3,341)
Net carrying amount of liability component	$10,476	$10,009

The company is a party to an interest rate swap agreement to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, an interest rate swap agreement for a notional amount of $12,000,000 through April 2014 was entered into that fixes the LIBOR component of the interest rate on that portion of the revolving credit facility debt at a rate of 0.54% for an effective aggregate rate 3.04%. As of September 30, 2013, the weighted average floating interest rate on revolving credit borrowings was 2.45% compared to 2.21% as of December 31, 2012.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

During the nine months ended September 30, 2013, the Committee granted 756,700 non-qualified stock options, each having a term of ten years and generally granted at the fair market value of the company’s Common Shares on the date of grant. In addition, restricted stock awards for 114,700 shares were granted without cost to the recipients which vest ratably over the four years after the award date. Compensation expense of $1,568,000 was recognized during the nine months ended September 30, 2013 related to restricted stock awards and there were outstanding restricted stock awards totaling 362,323 shares that were not vested.

As of September 30, 2013, there was $13,264,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plan, which is related to non-vested options and shares, and includes $4,169,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a weighted-average period of approximately two years.

The following table summarizes information about stock option activity for the nine months ended September 30, 2013:

	September 30, 2013	Weighted Average Exercise Price
Options outstanding at January 1, 2013	4,664,634	$26.21
Granted	756,700	14.47
Exercised	—	—
Canceled	(792,584)	28.74
Options outstanding at September 30, 2013	4,628,750	$23.86
Options exercise price range at September 30, 2013	$ 12.42 to
	$47.80
Options exercisable at September 30, 2013	3,070,364
Options available for grant at September 30, 2013*	4,460,337
 ________________________

*	Options available for grant as of September 30, 2013 reduced by net restricted stock award activity of 793,351.

The following table summarizes information about stock options outstanding at September 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 9/30/13	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 9/30/13	Weighted Average Exercise Price
$ 12.42 – $15.00	1,354,435	9.2	$13.95	166,045	$13.38
$ 15.01 – $25.00	1,613,291	5.6	22.51	1,364,559	22.21
$ 25.01 – $35.00	950,109	5.7	25.81	828,846	25.85
$ 35.01 – $47.80	710,915	1.4	43.21	710,914	43.21
Total	4,628,750	6.0	$23.86	3,070,364	$27.57

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income (Loss) ("OCI") during the quarter ended September 30, 2013 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
June 30, 2013	117,817	(6,743)	(6,419)	59	104,714
OCI before reclassifications	17,852	(8,062)	265	(197)	9,858
Amount reclassified from accumulated OCI	—	—	(62)	78	16
Net current-period OCI	17,852	(8,062)	203	(119)	9,874
September 30, 2013	135,669	(14,805)	(6,216)	(60)	114,588

Changes in OCI during the nine months ended September 30, 2013 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2012	117,465	2,845	(6,785)	(782)	112,743
OCI before reclassifications	18,204	(17,650)	750	650	1,954
Amount reclassified from accumulated OCI	—	—	(181)	72	(109)
Net current-period OCI	18,204	(17,650)	569	722	1,845
September 30, 2013	135,669	(14,805)	(6,216)	(60)	114,588

Reclassifications out of accumulated OCI for the three and nine months ended September 30, 2013 were as follows (in thousands):

	Amount reclassified from OCI		Affected line item in the Statement of Comprehensive Income (Loss)
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Defined Benefit Plans
Service and interest costs	(64)	(187)	Selling, General and Administrative
Tax	2	6	Income Taxes
Total after tax	(62)	(181)

Derivatives
Foreign currency forward contracts hedging sales	(54)	(496)	Net Sales
Foreign currency forward contracts hedging purchases	128	453	Cost of Products Sold
Interest rate swaps	13	139	Interest Expense
Total before tax	87	96
Tax	(9)	(24)	Income Taxes
Total after tax	78	72

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

Charges Related to Restructuring Activities

Historically, the company's restructuring charges were necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the company's customers (e.g. home health care providers) and continued pricing pressures faced by the company as a result of outsourcing by competitors to lower cost locations. In addition, restructuring actions principally in the North America/HME segment have been precipitated by the negative impact on the business related to the FDA consent decree which has resulted in a sales decline in custom power wheelchairs, which is one of the company's higher margin product lines. While the company's restructuring efforts have been executed on a timely basis resulting in operating cost savings, the savings have been more than offset by continued margin decline, principally as a result of volume declines, unfavorable product mix, and higher regulatory and compliance costs related to quality system improvements. The company expects any near-term cost savings from restructuring will be offset by higher regulatory and compliance costs related to quality system improvements at least until the company has completed its quality systems remediation efforts.

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

Charges for the year ended December 31, 2011 totaled $10,534,000 including charges for severance ($8,352,000), contract exit costs primarily related to the closure of the Hong, Denmark assembly facility ($1,788,000) and inventory write-offs ($277,000) recorded in cost of products sold and other miscellaneous costs ($117,000). The majority of the 2011 North America/HME charges were incurred for severance, primarily at the corporate headquarters as the result of the elimination of various positions principally in sales and administration in Elyria, Ohio. These eliminations were permanent reductions in workforce which primarily resulted in reduced selling, general and administrative expenses. In Europe, the charges were the result of the closure of the company's Hong, Denmark facility. The assembly activities were transferred to other company facilities or outsourced to third parties. This closure enabled the company to reduce fixed operating costs related to the facility and reduce headcount with the transfer of a portion of the production to other company facilities. The 2011 charges have now been paid out and were funded with operating cash flows.

Charges for the year ended December 31, 2012 totaled $11,395,000 including charges for severance ($6,775,000), lease termination costs ($1,725,000), building and asset write-downs, primarily related to the closure of the Hong, Denmark assembly facility, other miscellaneous charges, primarily building and asset write-downs, in Europe and Asia/Pacific ($2,404,000) and inventory write-offs ($491,000) in Asia/Pacific recorded in cost of products sold. Severance charges were primarily incurred in the North America/HME segment ($4,242,000), Asia/Pacific segment ($1,681,000) and Europe segment ($817,000). The charges were incurred as a result of the elimination of various positions as part of the company's globalization initiatives. In addition, a portion of the North America/HME segment severance was related to positions eliminated, principally in sales and marketing as well as manufacturing, at the company's Taylor Street facility as a result of the FDA consent decree. The savings from these charges are reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the company. In Europe, positions were eliminated as a result of finalizing the exit from the manufacturing facility in Denmark and an elimination of a senior management position in Switzerland. In Asia/Pacific, the company's management approved in the fourth quarter of 2012 a plan to restructure the company's operations in this segment. In Australia, the company consolidated offices / warehouses, decreased staffing and exited various activities while returning to a focus on distribution. At the company's subsidiary, which produces microprocessor controllers, the company decided to cease the contract manufacturing business for companies outside of the healthcare industry. Payments for the year ended December 31, 2012 were $9,381,000 and were funded with operating cash flows. The majority of the 2012 charges are expected to be paid out during 2013.

Restructuring continued during 2013 resulting in restructuring charges of $6,998,000 in the first nine months of 2013 principally for severance in NA/HME and Asia/Pacific and to a lesser extent Europe and IPG as a result of the permanent elimination of certain positions. Payments for the nine months ended September 30, 2013 were $9,830,000 and were funded with the company's credit facility. The majority of the outstanding charge accruals at September 30, 2013 are expected to be paid out within the next twelve months.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

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

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2010 Balance
Total	$—	$—	$—	$—	$—
Charges
NA/HME	4,755	—	—	4	4,759
IPG	123	—	—	—	123
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,352	277	1,788	117	10,534
Payments
NA/HME	(1,663)	—	—	(4)	(1,667)
IPG	(52)	—	—	—	(52)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,447)	(277)	(1,714)	(117)	(5,555)
December 31, 2011 Balance
NA/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	4,905	—	74	—	4,979
Charges
NA/HME	4,242	—	5	—	4,247
IPG	35	—	—	—	35
Europe	817	—	53	1,223	2,093
Asia/Pacific	1,681	491	1,667	1,181	5,020
Total	6,775	491	1,725	2,404	11,395
Payments
NA/HME	(3,587)	—	(5)	—	(3,592)
IPG	(106)	—	—	—	(106)
Europe	(1,964)	—	(127)	(1,223)	(3,314)
Asia/Pacific	(812)	(340)	(42)	(1,175)	(2,369)
Total	$(6,469)	$(340)	$(174)	$(2,398)	$(9,381)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2012 Balance
NA/HME	$3,747	$—	$—	$—	$3,747
IPG	—	—	—	—	—
Europe	595	—	—	—	595
Asia/Pacific	869	151	1,625	6	2,651
Total	5,211	151	1,625	6	6,993
Charges
NA/HME	1,679	—	—	—	1,679
IPG	189	—	—	—	189
Europe	115	—	—	—	115
Asia/Pacific	453	—	86	—	539
Total	2,436	—	86	—	2,522
Payments
NA/HME	(2,005)	—	—	—	(2,005)
IPG	(17)	—	—	—	(17)
Europe	(461)	—	—	—	(461)
Asia/Pacific	(618)	(151)	(766)	(4)	(1,539)
Total	(3,101)	(151)	(766)	(4)	(4,022)
March 31, 2013 Balance
NA/HME	3,421	—	—	—	3,421
IPG	172	—	—	—	172
Europe	249	—	—	—	249
Asia/Pacific	704	—	945	2	1,651
	4,546	—	945	2	5,493
Charges
NA/HME	1,948	—	—	—	1,948
IPG	13	—	—	—	13
Europe	65	—	—	—	65
Asia/Pacific	480	—	86	—	566
Total	2,506	—	86	—	2,592
Payments
NA/HME	(1,795)	—	—	—	(1,795)
IPG	(26)	—	—	—	(26)
Europe	(182)	—	—	—	(182)
Asia/Pacific	(129)	—	(49)	(2)	(180)
Total	(2,132)	—	(49)	(2)	(2,183)
June 30, 2013 Balance
NA/HME	3,574	—	—	—	3,574
IPG	159	—	—	—	159
Europe	132	—	—	—	132
Asia/Pacific	1,055	—	982	—	2,037
	$4,920	$—	$982	$—	$5,902

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Charges
NA/HME	$644	$—	$213	$353	$1,210
IPG	36	—	—	—	36
Europe	739	—	—	(198)	541
Asia/Pacific	15	—	79	3	97
Total	1,434	—	292	158	1,884
Payments
NA/HME	(1,624)	—	(85)	(305)	(2,014)
IPG	(52)	—	—	—	(52)
Europe	(157)	—	—	198	41
Asia/Pacific	(1,040)	—	(557)	(3)	(1,600)
Total	(2,873)	—	(642)	(110)	(3,625)
September 30, 2013 Balance
NA/HME	2,594	—	128	48	2,770
IPG	143	—	—	—	143
Europe	714	—	—	—	714
Asia/Pacific	30	—	504	—	534
	$3,481	$—	$632	$48	$4,161

Income Taxes

The company had an effective tax rate of 16.2% and 12.3% on losses before tax from continuing operations for the three and nine month periods ended September 30, 2013, respectively, compared to an expected benefit at the U.S. statutory rate of 35%. The company's effective tax rate for the three and nine months ended September 30, 2013 was greater than the U.S. federal statutory rate, principally due to losses overseas without tax benefit due to valuation allowances, foreign dividends which reduced the domestic intra-period allocation benefit in continuing operations, and the recording of a discreet adjustment of $3,143,000 related to a federal domestic valuation allowance adjustment. The rate was benefited by taxes outside the United States, excluding countries with valuation allowances that are in losses in 2013, recorded at a lower effective rate than the U.S. statutory rate.

The company had an effective tax rate of 81.3% and 97.5% on earnings before tax from continuing operations for the three and nine month period ended September 30, 2012, respectively, compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three and nine months ended September 30, 2012 was greater than the U.S. federal statutory rate, principally due to a discrete foreign tax adjustment of $9,173,000 ($0.29 per share), recorded in the first nine months 2012, of which $3,178,000 was interest, related to prior year periods under audit, which is being contested by the company. This adjustment was partially offset by foreign earnings taxed at an effective rate lower than the U.S. statutory rate principally due to foreign taxes recognized at rates below the U.S. statutory rate.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic
Average common shares outstanding	31,902	31,877	31,902	31,838

Net earnings (loss) from continuing operations	$(5,383)	$563	$(35,580)	$374
Net earnings from discontinued operations	$21,485	$2,301	$74,401	$8,746
Net earnings	$16,102	$2,864	$38,821	$9,120

Net earnings (loss) per common share from continuing operations	$(0.17)	$0.02	$(1.12)	$0.01
Net earnings per common share from discontinued operations	$0.67	$0.07	$2.33	$0.27
Net earnings per common share	$0.50	$0.09	$1.21	$0.28

Diluted
Average common shares outstanding	31,902	31,877	31,902	31,838
Shares related to convertible debt	—	—	—	—
Stock options and awards	164	24	107	9
Average common shares assuming dilution	32,066	31,901	32,009	31,847

Net earnings (loss) from continuing operations	$(5,383)	$563	$(35,580)	$374
Net earnings from discontinued operations	$21,485	$2,301	$74,401	$8,746
Net earnings	$16,102	$2,864	$38,821	$9,120

Net earnings (loss) per common share from continuing operations *	$(0.17)	$0.02	$(1.12)	$0.01
Net earnings per common share from discontinued operations	$0.67	$0.07	$2.32	$0.27
Net earnings per common share *	$0.50	$0.09	$1.20	$0.28

* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the period in which there was a net loss.

At September 30, 2013, 4,375,829 and 4,406,045 shares associated with stock options were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2013 as they were anti-dilutive. At September 30, 2013, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $15.88 and $15.04 for the three and nine months ended September 30, 2013. At September 30, 2012, 4,639,809 and 4,679,093 shares associated with stock options were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2012 as they were anti-dilutive. At September 30, 2012, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $14.74 and $15.55 for the three and nine months ended September 30, 2012. For both the three and nine months ended September 30, 2013 and September 30, 2012, there were no shares necessary to settle a conversion spread on the convertible notes to be included in the common shares assuming dilution as the average market price of the company stock for these periods did not exceed the conversion price.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

Concentration of Credit Risk

The company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The company performs credit evaluations of its customers’ financial condition. The company utilizes De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to the company’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The company retains a recourse obligation which was $7,074,000 at September 30, 2013 to DLL for events of default under the leasing contracts, which total $50,570,000 at September 30, 2013. The company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

In addition, the company is closely monitoring the roll-out of the second round of NCB, which became effective in 91 additional metropolitan statistical areas on July 1, 2013. At this early stage of the program, it is difficult to characterize the impact from NCB on the company's domestic home medical equipment business, as there continues to be uncertainty as the industry realigns and adjusts itself to the small number of bid contracts awarded.

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

During the first nine months of 2013 and 2012, the company was a party to interest rate swap agreements that qualified as cash flow hedges and effectively converted floating-rate debt to fixed-rate debt, so the company could avoid the risk of changes in market interest rates. The gains or losses on interest rate swaps are reflected in interest expense on the consolidated statement of comprehensive income (loss).

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013 is unlikely to occur, any prospective gains or losses on the forward contracts would be recognized in earnings. The company does not expect any material amount of hedge ineffectiveness related to forward contract cash flow hedges during the next twelve months.

The company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the company generally limits its hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $51,251,000 and $131,923,000 matured during the three and nine months ended September 30, 2013 compared to forward contracts with a total notional amount in USD of $50,244,000 and $134,402,000 that matured during the three and nine months ended September 30, 2012.

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	September 30, 2013		December 31, 2012
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$579	$46	$—	$—
USD / CAD	10,330	(85)	17,620	(6)
USD / CNY	3,320	55	—	—
USD / CHF	232	7	—	—
USD / EUR	14,433	(368)	59,510	(797)
USD / GBP	692	22	2,519	(3)
USD / NZD	465	4	—	—
USD / SEK	3,499	115	—	—
USD / MXP	2,846	11	6,954	141
EUR / CAD	450	12	—	—
EUR / CHF	1,555	17	—	—
EUR / GBP	5,389	(40)	2,077	46
EUR / SEK	415	25	—	—
EUR / NZD	1,748	23	5,749	105
GBP / CHF	304	(8)	—	—
GBP / SEK	1,099	52	4,154	25
DKK / SEK	1,051	(9)	6,397	(47)
NOK / SEK	926	66	3,428	(4)
	$49,333	$(55)	$108,408	$(540)

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The company also utilizes foreign currency forward exchange contracts that are not designated as hedges in accordance with ASC 815. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward exchange contract. No material net gain or loss was realized by the company in 2013 or 2012 related to these contracts and the associated short-term intercompany trading receivables and payables.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment entered into in 2013 and 2012, respectively, and outstanding were as follows (in thousands USD):

	September 30, 2013		September 30, 2012
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
CAD / USD	$4,840	$4	$14,801	$434
EUR / USD	12,273	166	9,906	134
CHF / USD	—	—	785	13
DKK / USD	13,517	62	—	—
GBP / USD	6,361	67	—	—
NOK / USD	4,486	12	—	—
NZD / USD	2,161	(8)	3,146	40
SEK / USD	6,502	32	—	—
EUR / AUD	—	—	1,908	5
EUR / CAD	—	—	239	(15)
EUR / DKK	—	—	(11,203)	(27)
AUD / CAD	878	(4)	3,056	(38)
AUD / EUR	1,788	248	—	—
AUD / GBP	298	38	—	—
AUD / NZD	—	—	1,048	15
EUR / NZD	—	—	90	(10)
EUR / NOK	—	—	6	—
	$53,104	$617	$23,782	$551

The fair values of the company’s derivative instruments were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$626	$681	$375	$915
Interest rate swap contracts	—	22	—	316
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	685	68	687	142
Total derivatives	$1,311	$771	$1,062	$1,373

The fair values of the company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

The effect of derivative instruments on the Statement of Comprehensive Income (Loss) and Other Comprehensive Income (OCI) was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30, 2013
Foreign currency forward exchange contracts	$(207)	$83	$2
Interest rate swap contracts	33	(13)	—
	$(174)	$70	$2
Nine months ended September 30, 2013
Foreign currency forward exchange contracts	$505	$(20)	$37
Interest rate swap contracts	433	(139)	—
	$938	$(159)	$37
Three months ended September 30, 2012
Foreign currency forward exchange contracts	$(2,522)	$1,241	$(38)
Interest rate swap contracts	(3)	—	—
	$(2,525)	$1,241	$(38)
Nine months ended September 30, 2012
Foreign currency forward exchange contracts	$(2,956)	$2,706	$(9)
Interest rate swap contracts	(99)	—	—
	$(3,055)	$2,706	$(9)

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended September 30, 2013
Foreign currency forward exchange contracts			$361
Nine months ended September 30, 2013
Foreign currency forward exchange contracts			$617
Three months ended September 30, 2012
Foreign currency forward exchange contracts			$569
Nine months ended September 30, 2012
Foreign currency forward exchange contracts			$551

The pre-tax gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward exchange contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. For the three and nine months ended September 30, 2013, net sales were increased by $54,000 and $496,000 and cost of product sold was increased by $128,000 and increased by $453,000 for net realized loss of $74,000 and $43,000. For the three and nine months ended September 30, 2012, net sales were decreased by $146,000 and increased by $49,000, respectively, and cost of product sold was decreased by $1,487,000 and $2,804,000, respectively, for net realized gains of $1,341,000 and $2,853,000, respectively.

The company recognized expense of $23,000 and $328,000 for the three and nine months ended September 30, 2013, respectively, compared to expense of $147,000 and $419,000 for the three and nine months ended September 30, 2012, respectively, related to interest rate swap agreements, which is reflected in interest expense on the consolidated statement of comprehensive income (loss).

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

Gains of $361,000 and $617,000 versus gains of $569,000 and $551,000 were recognized in selling, general and administrative (SG&A) expenses for the three and nine months ended September 30, 2013 and September 30, 2012, respectively, on ineffective forward contracts and forward contracts not designated as hedging instruments that are entered into to offset gains/losses also recorded in SG&A expenses on intercompany trade payables. Any gains/losses on the non designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade payables.

The company has entered into foreign currency forward exchange contracts and interest rate swap contracts (the “agreements”) with various bank counterparties, each of which are subject to provisions which are similar to a master netting agreement. The agreements provide for a net settlement payment in a single currency upon a default by the company. Furthermore, the agreements provide the counterparty with a right of set off in the event of a default that would enable the counterparty to offset any net payment due by the counterparty to the company under the applicable agreement by any amount due by the company to the counterparty under any other agreement. For example, the terms of the agreement would permit a counterparty to a derivative contract that is also a lender under the company's Credit Agreement to reduce any derivative settlement amounts owed to the company under the derivative contract by any amounts owed to the counterparty by the company under the Credit Agreement. In addition, the agreements contain cross-default provisions that could trigger a default by the company under the agreement in the event of a default by the company under another agreement with the same counterparty. The company does not present any derivatives on a net basis in its financial statements and all derivative balances presented are subject to provisions that are similar to master netting agreements.

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

The following table provides a summary of the company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
September 30, 2013
Forward Exchange Contracts—net	$562	—	$562	—
Interest Rate Swap Agreements—net	(22)	—	(22)	—
December 31, 2012:
Forward Exchange Contracts—net	$5	—	$5	—
Interest Rate Swap Agreements—net	(316)	—	(316)	—

Forward Contracts: The company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany and third party sales or payments as well as intercompany loans. In an attempt to reduce this exposure, foreign currency forward exchange contracts are utilized and accounted for as hedging instruments. The contracts are used to hedge the following currencies: AUD, CAD, CHF, CNY, DKK, EUR, GBP, MXP, NOK, NZD, SEK and USD. The company does not use derivative financial instruments for speculative purposes. Fair values for the company’s foreign currency forward exchange contracts are based on quoted market prices for contracts with similar maturities.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

The carrying values and fair values of the company’s financial instruments are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$32,625	$32,625	$38,791	$38,791
Other investments	1,190	1,190	1,171	1,171
Installment receivables, net of reserves	2,236	2,236	2,594	2,594
Long-term debt (including current maturities of long-term debt)	(56,069)	(56,115)	(234,802)	(234,072)
Forward contracts in Other Current Assets	1,311	1,311	1,062	1,062
Forward contracts in Accrued Expenses	(749)	(749)	(1,057)	(1,057)
Interest rate swap agreements in Accrued Expenses	(22)	(22)	(316)	(316)

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
Forward contracts and interest rate swaps: Fair values for the company’s foreign currency forward exchange contracts are based on quoted market prices, while the fair values of the interest rate swaps are based on model-derived calculations using inputs that are observable in active markets.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

The information by segment is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues from external customers
North America/HME	$151,052	$170,701	$462,261	$527,103
Institutional Products Group	28,083	33,557	87,135	95,726
Europe	150,265	141,705	429,650	401,721
Asia/Pacific	11,776	15,555	38,327	53,217
Consolidated	$341,176	$361,518	$1,017,373	$1,077,767
Intersegment revenues
North America/HME	$20,501	$24,813	$59,735	$81,985
Institutional Products Group	1,254	1,941	4,243	5,471
Europe	1,890	3,239	6,156	8,448
Asia/Pacific	6,411	7,737	19,417	27,177
Consolidated	$30,056	$37,730	$89,551	$123,081
Restructuring charges before income taxes
North America/HME	$1,210	$352	$4,837	$2,214
Institutional Products Group	36	—	237	35
Europe	542	481	722	772
Asia/Pacific	96	342	1,202	721
Consolidated	$1,884	$1,175	$6,998	$3,742
Earnings (loss) before income taxes
North America/HME	$(10,191)	$(28)	$(33,593)	$8,086
Institutional Products Group	1,009	579	1,955	4,820
Europe	13,136	10,218	27,344	23,504
Asia/Pacific	(2,233)	(2,301)	(9,871)	(4,139)
All Other (1)	(6,354)	(5,460)	(17,515)	(17,411)
Consolidated	$(4,633)	$3,008	$(31,680)	$14,860
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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

As a medical device manufacturer, the company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting and other practices of health care suppliers and manufacturers are all subject to government scrutiny. The company's facilities are subject to periodic inspection by the FDA. Violations of law or regulations can result in administrative, civil and criminal penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on the company's business.

FDA Matters

The FDA regulates virtually all aspects of the development, testing, manufacturing, labeling, promotion, distribution and marketing of a medical device. The company's failure to comply with the regulatory requirements of the FDA and other applicable U.S. medical device regulatory requirements can subject the company to administrative or judicially imposed sanctions. These sanctions include warning letters, civil penalties, criminal penalties, injunctions, consent decrees, product seizure or detention, product recalls and total or partial suspension of production.
As previously disclosed, the company entered into a consent decree of injunction with the FDA related to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio in December 2012. The consent decree was approved and made effective by the U.S. District Court for the Northern District of Ohio on December 21, 2012. The consent decree limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary products, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete a third-party expert certification audit at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, the FDA. After the expert's final certification report is submitted to the FDA, along with the company’s own report as to its compliance as well as responses to any observations in the certification report, the FDA will perform an inspection of the company's Corporate and Taylor Street facilities to determine whether they are in compliance with the FDA's Quality System Regulation. The FDA has the authority to reinspect at any time. Once satisfied with the company's compliance, the FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities.
At the time of filing this Quarterly Report on Form 10-Q, the company has completed the first two of its third-party expert certification audits, and the FDA has found the results of both to be acceptable. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems were compliant with the FDA's Quality System Regulation. As a result of the FDA's approval of the first certification audit report on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other company facilities. The company's receipt of the FDA's approval on the second certification audit report on July 15, 2013 resulted in the company being able to resume design activities related to power wheelchairs and power beds. The third, most comprehensive third-party certification audit is a comprehensive review of the company's compliance with the FDA's Quality System Regulation at the impacted Elyria facilities.
The company is targeting to have the third, final and most comprehensive third-party certification report completed and filed with the FDA by mid-November 2013. There remains some scheduling issues and final work to complete in order to reach the targeted timing. Under the terms of the consent decree, the company must submit its own report to the FDA on the actions taken to correct any violations that may have been brought to the company’s attention by the expert and the actions the company has taken to ensure that the affected facilities are operated, and will continue to be operated, in conformity with the FDA’s Quality System Regulation. Within thirty (30) days after FDA’s receipt of the expert’s report and the company’s report, the FDA will commence its own inspection. It is not possible for the company to estimate the timing or potential response of the FDA's inspection and subsequent written notifications. Following successful completion of the FDA inspection and the company's receipt of written notification from the FDA that the Corporate and Taylor Street facilities appear to be in compliance, the company may resume full operations at those facilities.
As described above, because the limitations on production will only be temporary in nature, and partial production will be allowed, the company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the time frame for completion of the third-party expert certification audits and FDA inspection and with respect to future

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013 cash flows from production at the Taylor Street manufacturing facility, the company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at September 30, 2013.
The majority of the production from the Taylor Street facility is "made to order" custom wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at September 30, 2013. At the time of filing this Quarterly Report on Form 10-Q, the company believes that it would be able to obtain substantially all of the documentation required under the consent decree in order to complete the manufacture and shipment from the Taylor Street facility of the orders in the company's order fulfillment system and thus, the company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at September 30, 2013. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the time frame for completion of the third-party expert certification audits and FDA inspection, the company concluded that the value of the inventory was not excessive or impaired at September 30, 2013. However, if the company's expectations regarding the impacts of the limitations in the consent decree or the time frame for completion of the third-party expert certification audits and FDA inspection were to change, the company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
The North America/HME segment is the segment primarily impacted by the limitations in the FDA consent decree. However, the Asia/Pacific segment also is negatively affected as a result of the consent decree due to the lower sales volume of microprocessor controllers. During 2012, before the effective date of the consent decree, the company started to experience decreases in net sales in this segment. Those decreases were primarily related to delays in new product introductions, uncertainty on the part of the company's customers as they coped with prepayment reviews and post-payment audits by the Centers for Medicare and Medicaid Services ("CMS") and contemplated their participation in the next round of National Competitive Bidding ("NCB"), and, the company believes, uncertainty regarding the resolution of the consent decree which limited the company's ability to renegotiate and bid on certain customer contracts and otherwise led to a decline in customer orders. The negative effect of the consent decree on customer orders and net sales has been considerable, and the company expects to experience continued low levels in net sales as a result of the limitations imposed by the consent decree. The company expects to continue to experience lower levels of net sales in the segment at least until it has successfully completed the previously-described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the company may resume full operations at the Corporate and Taylor Street facilities. Even after the company is permitted to resume full operations at the affected facilities, it is uncertain as to whether, or how quickly, the company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, the limitations in the consent decree had, and likely will continue to have, a material adverse effect on the company's business, financial condition and results of operations.
In the second quarter of 2013, the company recorded a warranty reserve of $3,800,000 related to a power wheelchair joystick recall. The estimate was calculated based on discussions with the FDA and the company's resultant expectation that an end user notification was not adequate and that a recall would be initiated involving the replacement of the potentially affected joysticks, which are sold globally. The power wheelchair joystick performance issue relates to an anomaly discovered in a fraction of a percentage of the components in the field. The company's warranty reserve for this power wheelchair component recall is based upon estimates derived from the company's actual experience with prior recalls. No changes were made in the warranty reserve recorded related to this issue in the third quarter of 2013. However, the reserve is subject to adjustment as new developments or experiences change the company's estimate of the total cost of this matter.
For additional information regarding the consent decree, please see the following sections of the company's Annual Report on Form 10-K for the year ending December 31, 2012: Item 1. Business - Government Regulation and Item 1A. Risk Factors and the following sections of this Quarterly Report on Form 10-Q: Item 1. Legal Proceedings; and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.
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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

Supplemental Guarantor Information

Effective February 12, 2007, substantially all of the domestic subsidiaries (the “Guarantor Subsidiaries”) of the company became guarantors of the indebtedness of Invacare Corporation under its 4.125% Convertible Senior Subordinated Debentures due 2027 (the “Debentures”) with an original aggregate principal amount of $135,000,000. The majority of the company’s subsidiaries are not guaranteeing the indebtedness of the Debentures (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest related to the Debentures and each of the Guarantor Subsidiaries are directly or indirectly 100%-owned subsidiaries of the company. Specifically, the Debentures are guaranteed on an unsecured senior subordinated basis by all of our existing domestic subsidiaries (other than our captive insurance subsidiary and any receivables subsidiaries) and certain future direct and indirect 100% owned domestic subsidiaries. All of the guarantors are released and relieved of any liability under such guarantees upon the satisfaction and discharge of the indenture governing the debentures and the payment in full of the debentures. Additionally, in the event any subsidiary guarantor no longer guarantees any of our existing or future senior debt incurred in a public or private U.S. capital markets transaction, such guarantor shall be released and relieved of any liability which it has under the indenture governing the debentures.

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

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended September 30, 2013	(in thousands)
Net sales	$60,641	$119,548	$184,299	$(23,312)	$341,176
Cost of products sold	52,454	86,978	128,232	(23,312)	244,352
Gross Profit	8,187	32,570	56,067	—	96,824
Selling, general and administrative expenses	29,046	25,363	44,310	—	98,719
Charge related to restructuring activities	1,597	36	251	—	1,884
Asset write-downs to intangibles and investments	—	167	—	—	167
Income (loss) from equity investee	32,513	8,935	22	(41,470)	—
Interest expense (income)—net	(603)	1,213	77	—	687
Earnings (Loss) from Continuing Operations before Income Taxes	10,660	14,726	11,451	(41,470)	(4,633)
Income taxes (benefit)	(5,442)	—	6,192	—	750
Net Earnings (Loss) from Continuing Operations	16,102	14,726	5,259	(41,470)	(5,383)
Net Earnings from Discontinued Operations	—	21,485	—	—	21,485
Net Earnings (loss)	$16,102	$36,211	$5,259	$(41,470)	$16,102

Other Comprehensive Income (Loss), Net of Tax	9,874	220	10,135	(10,355)	9,874

Comprehensive Income (Loss)	$25,976	$36,431	$15,394	$(51,825)	$25,976

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended September 30, 2012	(in thousands)
Net sales	$90,406	$116,339	$183,801	$(29,028)	$361,518
Cost of products sold	70,600	83,685	126,852	(29,031)	252,106
Gross Profit	19,806	32,654	56,949	3	109,412
Selling, general and administrative expenses	33,712	20,356	45,492	3,721	103,281
Charge related to restructuring activities	334	18	823	—	1,175
Loss on debt extinguishment including debt finance charges and associated fees	—	—	—	—	—
Income (loss) from equity investee	17,302	(4,264)	228	(13,266)	—
Interest expense (income)—net	(1,024)	2,201	771	—	1,948
Earnings (Loss) from Continuing Operations before Income Taxes	4,086	5,815	10,091	(16,984)	3,008
Income taxes (benefit)	1,222	(3,028)	4,251	—	2,445
Net Earnings (Loss) from Continuing Operations	2,864	8,843	5,840	(16,984)	563
Net Earnings from Discontinued Operations	—	2,301	—	—	2,301
Net Earnings (loss)	$2,864	$11,144	$5,840	$(16,984)	$2,864

Other Comprehensive Income (Loss), Net of Tax	14,518	3,164	11,412	(14,576)	14,518

Comprehensive Income (Loss)	$17,382	$14,308	$17,252	$(31,560)	$17,382

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Nine month period ended September 30, 2013
Net sales	$186,453	$364,005	$535,805	$(68,890)	$1,017,373
Cost of products sold	159,884	264,501	378,287	(69,264)	733,408
Gross Profit	26,569	99,504	157,518	374	283,965
Selling, general and administrative expenses	99,338	72,370	131,640	2,694	306,042
Charge related to restructuring activities	5,078	49	1,871	—	6,998
Asset write-downs to intangibles and investments	—	167	—	—	167
Income (loss) from equity investee	105,501	21,472	(93)	(126,880)	—
Interest expense (income)—net	(1,418)	3,141	715	—	2,438
Earnings (Loss) from Continuing Operations before Income Taxes	29,072	45,249	23,199	(129,200)	(31,680)
Income taxes (benefit)	(9,749)	—	13,649	—	3,900
Net Earnings (Loss) from Continuing Operations	38,821	45,249	9,550	(129,200)	(35,580)
Net Earnings from Discontinued Operations	—	74,401	—	—	74,401
Net Earnings (loss)	$38,821	$119,650	$9,550	$(129,200)	$38,821

Other Comprehensive Income (Loss), Net of Tax	1,845	(415)	2,228	(1,813)	1,845

Comprehensive Income (Loss)	$40,666	$119,235	$11,778	$(131,013)	$40,666

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Nine month period ended September 30, 2012	(in thousands)
Net sales	$275,742	$355,378	$540,535	$(93,888)	$1,077,767
Cost of products sold	211,115	256,854	371,855	(93,455)	746,369
Gross Profit	64,627	98,524	168,680	(433)	331,398
Selling, general and administrative expenses	99,736	64,452	138,207	4,360	306,755
Charge related to restructuring activities	2,085	39	1,618	—	3,742
Loss on debt extinguishment including debt finance charges and associated fees	312	—	—	—	312
Income (loss) from equity investee	45,175	1,954	391	(47,520)	—
Interest expense (income)—net	(3,041)	6,396	2,374	—	5,729
Earnings (Loss) from Continuing Operations before Income Taxes	10,710	29,591	26,872	(52,313)	14,860
Income taxes (benefit)	1,590	(5,164)	18,060	—	14,486
Net Earnings (Loss) from Continuing Operations	9,120	34,755	8,812	(52,313)	374
Net Earnings from Discontinued Operations	—	8,746	—	—	8,746
Net Earnings (loss)	$9,120	$43,501	$8,812	$(52,313)	$9,120

Other Comprehensive Income (Loss), Net of Tax	(24,673)	3,179	(27,878)	24,699	(24,673)

Comprehensive Income (Loss)	$(15,553)	$46,680	$(19,066)	$(27,614)	$(15,553)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
September 30, 2013	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$3,148	$—	$29,477	$—	$32,625
Trade receivables, net	69,633	29,453	92,378	—	191,464
Installment receivables, net	—	569	991	—	1,560
Inventories, net	37,797	27,784	104,970	(3,183)	167,368
Intercompany advances, net	5,055	664	43,145	(48,864)	—
Other current assets	6,371	570	34,129	(7,240)	33,830
Total Current Assets	122,004	59,040	305,090	(59,287)	426,847
Investment in subsidiaries	1,433,252	440,197	—	(1,873,449)	—
Intercompany advances, net	937,116	1,592,785	178,180	(2,708,081)	—
Other Assets	38,961	463	903	—	40,327
Other Intangibles	553	19,139	45,413	—	65,105
Property and Equipment, net	36,783	18,621	52,987	—	108,391
Goodwill	—	16,660	434,067	—	450,727
Total Assets	$2,568,669	$2,146,905	$1,016,640	$(4,640,817)	$1,091,397
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$50,462	$8,237	$58,985	$—	$117,684
Accrued expenses	30,864	17,737	89,118	(7,240)	130,479
Accrued income taxes	5,540	—	1,661	—	7,201
Intercompany advances, net	41,889	1,481	5,494	(48,864)	—
Short-term debt and current maturities of long-term obligations	556	7	731	—	1,294
Total Current Liabilities	129,311	27,462	155,989	(56,104)	256,658
Long-Term Debt	22,476	82	32,217	—	54,775
Other Long-Term Obligations	54,176	—	60,597	—	114,773
Intercompany advances, net	1,707,515	936,722	63,844	(2,708,081)	—
Total Shareholders’ Equity	655,191	1,182,639	703,993	(1,876,632)	665,191
Total Liabilities and Shareholders’ Equity	$2,568,669	$2,146,905	$1,016,640	$(4,640,817)	$1,091,397

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2012	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$5,774	$1,018	$31,999	$—	$38,791
Trade receivables, net	71,622	37,223	89,946	—	198,791
Installment receivables, net	—	829	1,359	—	2,188
Inventories, net	40,278	31,455	114,169	(2,656)	183,246
Intercompany advances, net	4,077	763	64,570	(69,410)	—
Other current assets	12,727	473	34,606	(6,030)	41,776
Assets held for sale - current	—	103,157	—	—	103,157
Total Current Assets	134,478	174,918	336,649	(78,096)	567,949
Investment in subsidiaries	1,536,898	523,176	6,888	(2,066,962)	—
Intercompany advances, net	863,973	1,468,405	173,903	(2,506,281)	—
Other Assets	41,006	314	942	—	42,262
Other Intangibles	663	22,211	48,778	—	71,652
Property and Equipment, net	39,911	19,957	58,363	—	118,231
Goodwill	—	32,937	429,263	—	462,200
Total Assets	$2,616,929	$2,241,918	$1,054,786	$(4,651,339)	$1,262,294
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$63,812	$9,465	$59,771	$—	$133,048
Accrued expenses	36,716	18,155	86,348	(6,030)	135,189
Accrued income taxes	1,545	—	1,168	—	2,713
Intercompany advances, net	61,368	2,369	5,673	(69,410)	—
Short-term debt and current maturities of long-term obligations	4,552	7	868	—	5,427
Liabilities held for sale - current	—	23,358	—	—	23,358
Total Current Liabilities	167,993	53,354	153,828	(75,440)	299,735
Long-Term Debt	223,014	143	6,218	—	229,375
Other Long-Term Obligations	52,957	—	59,238	—	112,195
Intercompany advances, net	1,551,976	863,585	90,720	(2,506,281)	—
Total Shareholders’ Equity	620,989	1,324,836	744,782	(2,069,618)	620,989
Total Liabilities and Shareholders’ Equity	$2,616,929	$2,241,918	$1,054,786	$(4,651,339)	$1,262,294

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Nine month period ended September 30, 2013	(in thousands)
Net Cash Provided (Used) by Operating Activities	$35,179	$(81,077)	$(20,736)	$65,389	$(1,245)
Investing Activities
Purchases of property and equipment	(3,234)	(3,611)	(4,241)	—	(11,086)
Proceeds from sale of property and equipment	—	11	845	—	856
Proceeds from sale of business	—	187,552	—	—	187,552
Other long-term assets	783	—	166	—	949
Other	171,353	(103,417)	—	(68,083)	(147)
Net Cash Provided (Used) for Investing Activities	168,902	80,535	(3,230)	(68,083)	178,124
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	226,189	—	23,935	—	250,124
Payments on revolving lines of credit and long-term borrowings	(431,709)	(476)	—	—	(432,185)
Payment of dividends	(1,187)	—	(2,694)	2,694	(1,187)
Net Cash Provided (Used) by Financing Activities	(206,707)	(476)	21,241	2,694	(183,248)
Effect of exchange rate changes on cash	—	—	203	—	203
Decrease in cash and cash equivalents	(2,626)	(1,018)	(2,522)	—	(6,166)
Cash and cash equivalents at beginning of year	5,774	1,018	31,999	—	38,791
Cash and cash equivalents at end of period	$3,148	$—	$29,477	$—	$32,625

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2013

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Nine month period ended September 30, 2012	(in thousands)
Net Cash Provided (Used) by Operating Activities	$18,260	$5,405	$7,527	$(4,370)	$26,822
Investing Activities
Purchases of property and equipment	(1,353)	(7,854)	(5,568)	—	(14,775)
Proceeds from sale of property and equipment	18	14	65	—	97
Other long-term assets	(214)	—	623	—	409
Other	(158)	(117)	56	—	(219)
Net Cash Used for Investing Activities	(1,707)	(7,957)	(4,824)	—	(14,488)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	252,590	3,113	—	—	255,703
Payments on revolving lines of credit and long-term borrowings	(266,182)	—	(539)	—	(266,721)
Payment of financing costs	(1)	—	—	—	(1)
Payment of dividends	(1,183)	—	(4,370)	4,370	(1,183)
Net Cash Provided (Used) by Financing Activities	(14,776)	3,113	(4,909)	4,370	(12,202)
Effect of exchange rate changes on cash	—	—	226	—	226
Increase (Decrease) in cash and cash equivalents	1,777	561	(1,980)	—	358
Cash and cash equivalents at beginning of year	3,642	2,104	29,178	—	34,924
Cash and cash equivalents at end of period	$5,419	$2,665	$27,198	$—	$35,282

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations.

OUTLOOK

With respect to the status of the consent decree with the United States Food and Drug Administration (FDA), the company has made significant progress on the final, most comprehensive third-party certification audit at the Corporate and Taylor Street facilities in Elyria, Ohio. The company is targeting to have the certification report stating that the company is in compliance with 21 CFR Part 820 of the Quality System Regulation (QSR) completed by the third-party expert and filed with the FDA by mid-November 2013. There remains some scheduling issues and final work to complete in order to reach the targeted timing. In addition, since receiving the FDA's acceptance of the second certification report in July, the company has restarted new product development on critical projects, such as complex power wheelchairs.

The company is actively managing expenses as it works through the consent decree process. Restructuring efforts to make the company more cost competitive continue in line with the company's globalization strategy to reduce complexity within the business and focus on its core medical equipment product lines. Accordingly, the company is considering the possible divestiture or closure of subsidiaries that are outside the company's core equipment business. Cost reduction initiatives continue, including general expense reduction, project delays and infrastructure consolidation. In addition, the company is closely monitoring the roll-out of the second round of National Competitive Bidding ("NCB"), which became effective in 91 additional metropolitan statistical areas in the U.S. on July 1, 2013. The company estimates that, for the first nine months of 2013, approximately $220,000,000 in net sales of its U.S. HME equipment business, the major division within the NA/HME segment, are in products sold to home care providers that are included in the competitive bidding product categories. When the company's products are ordered by HME customers, the company does not know if the products are then billed by the customer for Medicare, Medicaid, private pay reimbursement or sold as cash sales. However, industry studies have shown historically that approximately 40% of HME providers revenues on average are paid by Medicare. Additionally, it is estimated that round one and round two of NCB, which include a total of 100 metropolitan statistical areas, account for approximately 75% of its spending on durable medical equipment. Taking the $220,000,000 of U.S. HME net sales for the first nine months of 2013 of NCB bid categorized product and applying the previously mentioned 40% and then the 75% estimates, the products exposed to NCB could be approximately $66,000,000. This estimate does not include other potential pricing pressures that could also impact HME providers from other payors. At this early stage of the NCB program, it is difficult to estimate the realized impact from NCB on the company's domestic home medical equipment business, since there continues to be uncertainty as the industry realigns and adjusts itself to the small number of bid contracts awarded.

STATUS OF THE CONSENT DECREE

The FDA consent decree at the Corporate and Taylor Street facilities in Elyria, Ohio, requires that a third-party expert perform three separate certification audits. In order to resume full operations, the third-party certification audit reports must be submitted to the FDA for review and acceptance. After the final certification report is provided to the FDA, along with the company's own report as to its compliance with the FDA's QSR as well as the actions taken to correct any violation that may have been brought to the company's attention in the third-party certification report, the company expects the FDA to conduct its own audit of the impacted facilities. The company has already received the FDA's acceptance of two of the three certification reports, and it is targeting to have the final third-party certification report completed and filed with the FDA by mid-November 2013. There remains some scheduling issues and final work to complete in order to reach the targeted timing. According to the consent decree, the FDA is expected to commence its own inspection of the impacted facilities within thirty days of receipt of the third-party expert's final certification report and the company's accompanying report. If, following its inspection, the FDA finds the company to be in compliance, it will issue a written notification permitting the company to resume full operations at the Corporate and Taylor Street facilities. It is not possible for the company to estimate the timing of or potential response from the FDA's inspection. The company will provide investors with an update when the final, third-party expert certification report is filed with the FDA. See the “Contingencies” note to the financial statements contained in Item 1 of this Form 10-Q and “Forward-Looking Statements” contained below in this Item.

RESULTS OF CONTINUING OPERATIONS

Except for free cash flow, the financial information for all periods excludes the results of discontinued operations. Discontinued operations include Invacare Supply Group (ISG), the company's former domestic medical supplies business that was divested on January 18, 2013 and Champion Manufacturing, Inc. (Champion), the company's former domestic medical recliner business for dialysis clinics that was divested on August 6, 2013. Champion was a part of the Institutional Products Group segment. For more information, see the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Champion was sold to Champion Equity Holdings, LLC for $45,000,000 in cash, subject to certain post-closing adjustments. This divestiture was consistent with the company's focus on its globalization strategy to harmonize core global product lines and reduce complexity within its business. The company realized net proceeds from the sale of the Champion business of $42,872,000, net of tax and expenses, which were used to reduce debt outstanding under its revolving credit facility.

Net Sales. Consolidated net sales for the quarter ended September 30, 2013 decreased 5.6% to $341,176,000 versus $361,518,000 for the same period last year. Foreign currency translation increased net sales by 1.4 percentage points. Organic net sales for the quarter decreased by 7.0% over the same period a year ago as increases in Europe were more than offset by declines in all other segments. The largest decline in net sales was in the North America/Home Medical Equipment (HME) segment, primarily in mobility and seating products, principally due to the reduced order volume at the company's Taylor Street manufacturing facility resulting from the FDA consent decree. The company estimates that sales of products manufactured at the Taylor Street facility, which includes some products sold outside of the North America/HME segment, were approximately $12.0 million in the third quarter compared to approximately $37.6 million in the third quarter of last year.

Net sales for the nine months ended September 30, 2013 decreased 5.6% to $1,017,373,000 versus $1,077,767,000 for the same period last year. Foreign currency translation increased net sales by 0.6 of a percentage point. Organic net sales for the first nine months of 2013 decreased 6.2% over the same period last year as increases in Europe were more than offset by declines in all other segments. The largest decline in net sales was in the North America/HME segment, primarily in mobility and seating products, principally due to the reduced order volume at the company's Taylor Street manufacturing facility resulting from the FDA consent decree. The company estimates that sales of products manufactured from the Taylor Street facility, which includes some products sold outside of the North America/HME segment, were approximately $43.7 million in the first nine months of the year compared to approximately $114.2 million in the first nine months of last year.

North America/Home Medical Equipment (HME)

North America/HME net sales decreased 11.5% for the quarter to $151,052,000 as compared to $170,701,000 for the same period a year ago with foreign currency translation decreasing net sales by 0.3 of a percentage point. The organic net sales decrease of 11.2% was primarily driven by declines in mobility and seating and lifestyle products. The decline in organic net sales was partially offset by increased net sales in respiratory products, partially driven by a large order of Invacare® HomeFill® oxygen systems by a large national account. The sales decline in mobility and seating products was primarily driven by the impact of the consent decree with the FDA, which limits production of custom power wheelchairs and seating systems at the Taylor Street manufacturing facility. While products ordered from the Taylor Street facility continued to be fulfilled with properly completed verification of medical necessity (VMN) documentation, the number of new orders that were fulfilled in the third quarter of 2013 represented 11.2% of the company's unit volume of domestic power wheelchair shipments from the facility in the same period last year. For the nine months ended September 30, 2013, net sales decreased by 12.3% to $462,261,000 as compared to $527,103,000 for the same period a year ago with foreign currency translation decreasing net sales by 0.1 of a percentage point. The organic net sales decrease of 12.2% was primarily driven by declines in mobility and seating and lifestyle products, partially offset by increased net sales in respiratory products. The sales decline in mobility and seating products was primarily driven by the impact of the consent decree with the FDA, which limits production of custom power wheelchairs and seating systems at the Taylor Street manufacturing facility. The company has provided extended payment terms to certain customers where the volume of business justifies the extended terms.

Institutional Products Group (IPG)

IPG net sales for the quarter decreased 16.3% to $28,083,000 compared to $33,557,000 for the same period last year as foreign currency decreased net sales by 0.2 of a percentage point. Organic net sales decreased by 16.1% due to declines in all product categories. In the third quarter of 2012, organic net sales grew 22.2% compared to third quarter 2011, primarily due to increases in interior design projects for long-term care facilities that did not reoccur in 2013. For the nine months ended September 30, 2013, IPG net sales decreased by 9.0% to $87,135,000 compared to $95,726,000 during the same period last year as foreign currency decreased net sales by 0.1 of a percentage point. Organic net sales decreased 8.9% primarily driven by declines in all product lines as prior year net sales were particularly strong due to increases in interior design projects.

Europe

For the quarter, European net sales increased 6.0% to $150,265,000 versus $141,705,000 for the third quarter last year with foreign currency translation increasing net sales by 4.5 percentage points. The organic net sales increase of 1.5% was primarily related to increases in net sales of lifestyle and mobility and seating products, which were partially offset by declines in respiratory products. For the nine months ended September 30, 2013, European net sales increased 7.0% to $429,650,000 versus $401,721,000 for the first nine months of last year as foreign currency translation increased net sales by 2.0 percentage points. Organic net sales increased by 5.0% due to increases in net sales of lifestyle and mobility and seating products, which were partially offset by slight declines in respiratory products.

Asia/Pacific

Asia/Pacific net sales decreased 24.3% for the quarter to $11,776,000 as compared to $15,555,000 for the same period a year ago. Organic net sales decreased 20.1% as foreign currency translation decreased net sales by 4.2 percentage points. For the nine months ended September 30, 2013, Asia/Pacific net sales decreased 28.0% to $38,327,000 versus $53,217,000 for the same period last year as foreign currency translation decreased net sales by one percentage point. Organic net sales decreased by 27.0%. Net sales declined for the three and nine months ended September 30, 2013 as the company's Australian distribution business experienced declines in mobility and seating and lifestyle products and the company's subsidiary which produces microprocessor controllers recognized reduced sales of controllers. Contract manufacturing business with companies outside of the healthcare industry decreased as a result of the company's decision to exit that business.

Gross Profit. Consolidated gross profit as a percentage of net sales for the three and nine months ended September 30, 2013 was 28.4% and 27.9%, respectively, compared to 30.3% and 30.7%, respectively, in the same periods last year. The margin was negatively impacted principally by the North America/HME sales decline in custom power wheelchairs, which is one of the company's higher margin product lines. In addition, the negative impact of reduced order volume through the Taylor Street manufacturing facility caused an unfavorable absorption of fixed costs for this facility. Gross margin also was negatively impacted by sales mix favoring lower margin products and lower margin customers. Gross margin was positively impacted by reduced warranty expense.

For the first nine months of the year, North America/HME gross profit as a percentage of net sales decreased by 5.7 percentage points compared to the same period last year. The decline in margins was primarily as a result of volume declines, unfavorable sales mix favoring lower margin customers and lower margin products and unfavorable absorption of fixed costs at the Taylor Street manufacturing facility related to the impact of the consent decree. While warranty expense for the first nine months of 2013 is favorable to the same period in 2012, North America/HME incurred a charge of approximately $400,000 in the second quarter of 2013 related to anticipated warranty expense related to a power wheelchair joystick recall, which was partially offset by the reversal of accrued warranty expense related to the closure of other field actions.

For the first nine months of the year, IPG gross profit as a percentage of net sales increased 1.5 of a percentage point compared to the same period last year. The increase in margin is primarily attributable to favorable product mix.

For the first nine months of the year, gross profit in Europe as a percentage of net sales increased 0.7 of a percentage point compared to the same period last year. Gross profit was favorably impacted by volume increases, which were partially offset by an unfavorable sales mix favoring lower margin product lines and lower margin customers.

For the first nine months of the year, gross profit in Asia/Pacific as a percentage of net sales decreased by 16.0 percentage points compared to the same period last year. The decline was due to volume declines and an increase in warranty expense of approximately $3,400,000 recorded in the second quarter of 2013 as the result of a power wheelchair joystick recall. Excluding the warranty expense increase, gross profit decreased by 7.2 percentage points compared to the same period last year primarily as a result of volume declines and unfavorable product mix at the company's subsidiary which produces microprocessor controllers.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales for the three and nine months ended September 30, 2013 was 28.9% and 30.1%, respectively, compared to 28.6% and 28.5%, respectively, for the same period a year ago. However, SG&A expenses decreased to $4,562,000 or 4.4% for the quarter and $713,000 or 0.2% for the first nine months of the year compared to the same periods a year ago. Foreign currency translation increased expenses by $873,000 in the quarter and by $1,050,000 for the first nine months of the year. Excluding the impact of foreign currency translation, SG&A expenses decreased 5.3% for the quarter and by 0.6% for the first nine months of the year compared to the same period a year ago. The dollar decrease, excluding foreign currency translation, was $5,435,000 for the quarter and $1,763,000 for the first nine months of the year compared to the same period a year ago. The SG&A expense decrease for the quarter and first nine months of the year primarily related to a decrease in regulatory and compliance costs. Amortization expense for the first nine months of 2013 includes an increase of $1,216,000 as a result of the write-off of bank fees, previously capitalized, related to the amendment for the company's credit facility finalized during the second quarter of 2013 which reduced the capacity on the facility from $400,000,000 to $250,000,000 effective May 30, 2013. Excluding the impact of foreign currency translation and the write-off of bank fees, SG&A expense decreased by $2,979,000 or 1.0% for the first nine months of the year.

SG&A expenses for North America/HME decreased 6.0% or $3,146,000 for the quarter and decreased 0.4% or $581,000 for the three and nine months ended September 30, 2013 as compared to the same periods a year ago. Foreign currency translation decreased SG&A expenses by $198,000 or 0.4 of a percentage point for the quarter and decreased SG&A expenses by $312,000 or 0.2 of a percentage point for the first nine months of the year. Excluding the foreign currency translation, SG&A expenses decreased $2,948,000 or 5.6 percentage points for the quarter and decreased $269,000 or 0.2 of a percentage point for the first nine months of the year. The expense decrease for both the quarter and year to date was principally due to decreased regulatory and compliance costs partially offset by higher associate costs for the first nine months of 2013.

SG&A expenses for IPG decreased by 9.8% or $1,181,000 for the quarter and increased by 1.4% or $474,000 for the first nine months of 2013 compared to the same periods a year ago. Foreign currency translation did not have a material impact for the quarter or year to date. The SG&A expense decrease for the quarter was primarily attributable to the absence of the acquisition earn-out expense that was recorded in the third quarter of last year due to the profitability achievement of a rentals acquisition. The increase in SG&A expense in the first nine months of 2013 was primarily attributable to increased associate costs.

European SG&A expenses increased by 7.5% or $2,275,000 for the quarter and increased by 7.3% or $6,711,000 compared to the same periods a year ago. Foreign currency translation increased SG&A expenses by approximately $1,419,000 or 4.7 percentage points for the quarter and increased SG&A expenses by approximately $1,660,000 or 1.8 percentage points for the first nine months of 2013. Excluding the foreign currency translation impact, SG&A expenses increased by $856,000 or 2.8% for the quarter and increased by $5,051,000 or 5.5% in the first nine months of 2013 primarily due to increased associate costs and foreign currency transactions.

Asia/Pacific SG&A expenses decreased 31.3% or $2,510,000 and for the quarter and decreased 30.0% or $7,317,000 for the first nine months of 2013 as compared to the same periods a year ago. Foreign currency translation decreased SG&A expenses by approximately $330,000 or 4.1 percentage points for the quarter and decreased SG&A expenses by approximately $273,000 or 1.1 percentage points for the first nine months of 2013. Excluding the foreign currency translation impact, SG&A expenses decreased by $2,180,000 or 27.2% for the quarter and decreased by $7,044,000 or 28.9% in the first nine months of 2013 principally as a result of reduced personnel costs resulting from restructuring activities in 2012.

 Charge Related to Restructuring Activities. Restructuring continued during the quarter resulting in restructuring charges of $1,884,000 and $6,998,000 for the three and nine months ended September 30, 2013, respectively, principally for severance in NA/HME and to a lesser extent Europe and Asia/Pacific as a result of the permanent elimination of certain positions. The majority of the outstanding restructuring accruals at September 30, 2013 are expected to be paid out within the next twelve months.

Asset Write-downs Related to Intangible Assets. In the third quarter of 2013, the company decided to cease business operations at its subsidiary that offered repair services to U.S. homecare and long-term care medical equipment providers. As a result, the company recognized an intangible impairment write-down charge of $167,000 related to a customer list intangible asset in the HA/HME Segment.

Interest. Interest expense decreased to $745,000 and $2,677,000 for the third quarter and for the first nine months of 2013 compared to $2,114,000 and $6,339,000 for the same periods a year ago, representing a 64.8% and 57.8% decrease, respectively. This decline is primarily attributable to reduced debt levels and lower borrowing costs in 2013 as compared to 2012. Interest income decreased due to a reduction in the volume of financing provided to customers to $58,000 and $239,000 for the third quarter and for the first nine months of 2013, respectively, compared to $166,000 and $610,000 for the comparable periods in 2012.

Income Taxes. The company had an effective tax rate of 16.2% and 12.3% on losses before tax from continuing operations for the three and nine month periods ended September 30, 2013, respectively, compared to an expected benefit at the U.S. statutory rate of 35%. The company's effective tax rate for the three and nine months ended September 30, 2013 was greater than the U.S. federal statutory rate, principally due to losses overseas without tax benefit due to valuation allowance, foreign dividends which reduced the domestic intra-period allocation benefit in continuing operations, and the recording of a discrete adjustment of $3,143,000 related to a federal domestic valuation allowance adjustment. The rate was benefited by taxes outside the United States, excluding countries with valuation allowances that are in losses in 2013, recorded at a lower effective rate than the U.S. statutory rate. The company had an effective tax rate of 81.3% and 97.5% on earnings before tax from continuing operations for the three and nine month period ended September 30, 2012, respectively, compared to an expected rate at the U.S. statutory rate of 35%. The company's effective tax rate for the three and nine months ended September 30, 2012 was greater than the U.S. federal statutory rate, principally due to a foreign discrete tax adjustment of $9,173,000 ($0.29 per share), recorded in the first nine months of 2012, of which $3,178,000 was interest, related to prior year periods under audit, which is being contested by the company. This adjustment was partially offset by foreign earnings taxed at an effective rate lower than the U.S. statutory rate principally due to foreign taxes recognized at rates below the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) and working capital management.

The company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, decreased by $179,200,000 to $58,943,000 at September 30, 2013 from $238,143,000 as of December 31, 2012. The company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $2,874,000 and $3,341,000 as of September 30, 2013 and December 31, 2012, respectively. The debt decrease during the first nine months was principally a result of using the proceeds from the sale of ISG in the first quarter and Champion in the third quarter to reduce debt outstanding under the company's revolving credit facility. The company's cash and cash equivalents were $32,625,000 at September 30, 2013, down from $38,791,000 as of December 31, 2012. At September 30, 2013, the company had outstanding borrowings of $38,968,000 on its revolving credit facility versus $217,494,000 as of December 31, 2012.

The company's borrowing capacity and cash on hand were utilized for normal operations during the period ended September 30, 2013. Debt repurchases, acquisitions, divestitures, the timing of vendor payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. For the nine months ended September 30, 2013, the outstanding borrowings on the company's revolving credit facility varied from a low of $39,000,000 to a high of $267,900,000. While the company has cash balances in various jurisdictions around the world, there are no material restrictions under the credit facility regarding the use of such cash for dividends within the company, loans or other purposes.

On May 30, 2013, the company entered into a Fourth Amendment ("the Amendment") to its Credit Agreement. Pursuant to the Amendment, the Credit Agreement was amended to: (i) decrease the aggregate principal amount of the revolving credit facility to $250,000,000 from $400,000,000, and limit the company's borrowings under the revolving credit facility to an amount not to exceed $200,000,000 aggregate principal amount through December 31, 2013; (ii) increase the maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement, as amended) to 4.00 to 1.00 from 3.50 to 1.00 until January 1, 2014, when the maximum leverage ratio will revert back to 3.50 to 1.00; (iii) decrease the minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement, as amended) to 3.00 to 1.00 from 3.50 to 1.00 until January 1, 2014, when the minimum interest coverage ratio will revert back to 3.50 to 1.00; (iv) in calculating consolidated EBITDA for purposes of determining the ratios, provide for the add back to consolidated EBITDA of up to an additional $15,000,000 for future one-time cash restructuring charges and (v) provide for an increase of (A) 25 basis points in the margin applicable to determining the interest rate on borrowings under the revolving credit facility and letter of credit fees and (B) 10 basis points in the commitment fee, all during periods when the leverage ratio exceeds 3.50 to 1.00. Compliance with the ratios is tested at the end of the quarter in accordance with the credit agreement. As a result of the amendment, the company incurred $436,000 in fees in the second quarter of 2013 which were capitalized and are being amortized through October, 2015. In addition, as a result of reducing the capacity of the facility from $400,000,000 to $250,000,000, the company wrote-off $1,216,000 in fees previously capitalized in the second quarter of 2013, which is reflected in the expense of the North America / HME segment.

The company's senior secured revolving credit agreement, as amended, (the “Credit Agreement”) provides for a $250,000,000 senior secured revolving credit facility maturing in October 2015. Pursuant to the terms of the Credit Agreement, the company may from time to time borrow, repay and re-borrow up to an aggregate outstanding amount at any one time of $200,000,000 through December 31, 2013 and $250,000,000 thereafter, subject to customary conditions. The Credit Agreement also provides for the issuance of swing line loans. Borrowings under the Credit Agreement bear interest, at the company's election, at (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a margin; or (ii) a Base Rate Option plus a margin. The applicable margin is currently 2.5% per annum for LIBOR loans and 1.50% for the Base Rate Option loans based on the company's leverage ratio. In addition to interest, the company is required to pay commitment fees on the unused portion of the Credit Agreement. The commitment fee rate is currently 0.40% per annum. Like the interest rate spreads, the commitment fee is subject to adjustment based on the company's leverage ratio. The amendment to the Credit Agreement provided for an increase of (A) 25 basis points in the margin applicable to determining the interest rate on borrowings under the revolving credit facility and letter of credit fees and (B) 10 basis points in the commitment fee, all during periods when the company's leverage ratio exceeds 3.50 to 1.00. The obligations of the borrowers under the Credit Agreement are secured by substantially all of the company's U.S. assets and are guaranteed by substantially all of the company's material domestic and foreign subsidiaries.

The Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that currently require the company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement) of no greater than 4.0 to 1 until January 1, 2014, when the maximum leverage ratio will revert back to 3.5 to 1, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement) of no less than 3.0 to 1 until January 1, 2014, when the minimum interest coverage ratio will revert back to 3.5 to 1. In calculating the ratios under the original Credit Agreement, the company could exclude up to $15,000,000 of cash restructuring charges from the calculation of EBITDA over the life of the agreement, and the company reached that maximum amount in the fourth quarter of 2012. However, the amended Credit Agreement provides for the exclusion of up to an additional $15,000,000 of future one-time cash restructuring charges from the calculation of EBITDA over the remaining life of the agreement. As of September 30, 2013, the company's leverage ratio was 2.04 and the company's interest coverage ratio was 9.13 compared to a leverage ratio of 2.66 and an interest coverage ratio of 19.00 as of December 31, 2012. As of September 30, 2013, the company was in compliance with all covenant requirements and under the most restrictive covenant of the company's borrowing arrangements, the company had the capacity to borrow up to an additional $61,442,000. Compliance with the ratios is tested at the end of the quarter in accordance with the credit agreement.

The company's Credit Agreement, as well as cash flows from operations, has been a principal source of financing for much of its liquidity needs. If the company were unsuccessful in meeting its leverage or interest coverage ratios, or other, financial or operating covenants in its credit facility, it would result in a default, which could trigger acceleration of, or the right to accelerate, the related debt. Because of cross-default provisions in the agreements and instruments governing certain of the company's indebtedness, a default under the credit facility could result in a default under, and the acceleration of, certain other company indebtedness. In addition, the company's lenders would be entitled to proceed against the collateral securing the indebtedness.

During the first quarter of 2013, the company completed the sale of its ISG business for net proceeds of $144,680,000 in cash and on August 6, 2013, the company sold Champion, its domestic medical recliner business for dialysis clinics for net proceeds of $42,872,000 in cash. The net proceeds from these divestitures were used to repay amounts outstanding under the credit facility and other current payables and thereby improve the company's leverage ratio.

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

The company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. At September 30, 2013, the company had $13,350,000 aggregate principal amount outstanding of its Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the company believes that its exposure to interest rate fluctuations is manageable given that portions of the company's debt are at fixed rates into 2014, the company has the ability to utilize swaps to exchange variable rate debt for fixed rate debt, if needed, and the company expects that it will be able to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. The company is a party to an interest rate swap agreement to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. As of September 30, 2013, interest associated with $12,000,000 of the outstanding revolver balance of $38,968,000 was fixed via an interest rate swap agreement. Specifically, an interest rate swap agreement for a notional amount of $12,000,000 through April 2014 was entered into that fixes the LIBOR component of the interest rate on that portion of the revolving credit facility debt at a rate of 0.54% for an effective aggregate rate of 3.04%. As of September 30, 2013, the weighted average floating interest rate on revolving credit borrowings was 2.45% compared to 2.21% as of December 31, 2012.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of September 30, 2013. The company estimates that capital investments for 2013 could approximate between $15,000,000 and $18,000,000, compared to actual capital expenditures of $20,091,000 in 2012. The company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future.

CASH FLOWS

Cash flows used by operating activities were $1,245,000 in for the first nine months of 2013, compared to cash flows provided by operating activities of $26,822,000 in the first nine months of 2012. The decline in operating cash flows in 2013 was primarily attributable to reduced net earnings, excluding the gains on discontinued operations, and a reduction in accounts payable partially offset by decreased inventories and accounts receivable.

Cash flows provided by investing activities were $178,124,000 for the first nine months of 2013, compared to cash used of $14,488,000 in the first nine months of 2012. The significant change in investing cash flow was primarily attributable to the receipt of $187,552,000 in net proceeds resulting from the sale of ISG and Champion.

Cash flows used by financing activities were $183,248,000 in the first nine months of 2013 compared to cash flow used of $12,202,000 in the first nine months of 2012. Cash flows used in the first nine months of 2013 reflect the net pay down in debt as the majority of the proceeds from the sale of ISG and all the proceeds from the sale of Champion were used to pay down debt in 2013.

During the first nine months of 2013, the company used free cash flow of $3,670,000 compared to generated free cash flow of $17,894,000 in the first nine months of 2012. The decrease in free cash flow is due primarily to reduced net earnings. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash flow impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$(1,245)	$26,822
Plus: Net cash impact related to restructuring activities	7,805	5,750
Less: Purchases of property and equipment—net	(10,230)	(14,678)
Free Cash Flow	$(3,670)	$17,894

DIVIDEND POLICY

On August 16, 2013, the company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of October 3, 2013, which was paid on October 11, 2013.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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
During the third quarter of 2013, the company recognized an intangible write-off charge of $167,000 for a customer list in the NA/HME segment. The after-tax and pre-tax impairment amounts were the same for the impairment.

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

Accounting for Stock-Based Compensation

The company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the company continues to use a Black-Scholes valuation model. As of September 30, 2013, there was $13,264,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Performance Plan and the 2013 Equity Compensation Plan, which is related to non-vested options and shares, and includes $4,169,000 related to restricted stock awards. The company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements: In February, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02 or the ASU). ASU 2013-02 requires companies to report, in one place, changes in and reclassifications out of accumulated other comprehensive income (OCI). The ASU did not change what is required to be reported in OCI. The company adopted ASU 2013-02 in this Form 10-Q for the quarter ended March 31, 2013, with no impact on the company's Condensed Consolidated Statement of Comprehensive Income (Loss), Balance Sheets or Statement of Cash Flows. See Accumulated Other Comprehensive Income in the Notes to these Consolidated Financial Statements.
In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The requirements of ASU No. 2013-04 are effective on a retrospective basis for interim and annual periods beginning after December 15, 2013. The company is in the process of determining the effects, if any, that the adoption of ASU No. 2013-04 will have on the company’s financial position, results of operations or cash flows.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on September 30, 2013 debt levels, a 1% change in interest rates would impact annual interest expense by approximately $270,000. Additionally, the company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the company’s financial condition or results of operations.

The company has entered into an interest rate swap agreement to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, an interest rate swap agreement, as of September 30, 2013, for a notional amount of $12,000,000 through April 2014 was entered into that fixes the LIBOR component of the interest rate on that portion of the revolving credit facility debt at a rate of 0.54% for an effective aggregate rate of 3.04%.

On October 28, 2010, the company entered into a Credit Agreement which, as amended, provides for a $250,000,000 senior secured revolving credit facility maturing in October 2015 at variable rates. As of September 30, 2013, the company had outstanding $13,350,000 in principal amount of 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $2,874,000 is included in equity. Accordingly, while the company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the company does not currently need to re-finance any of its debt. However, the company’s Credit Agreement contains covenants with respect to, among other items, consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage, as defined in the agreement. As of September 30, 2013, the company was in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the company would have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: compliance costs, limitations on the production and/or distribution of the company's products, inability to bid on or win certain contracts, or other adverse effects of the FDA consent decree of injunction; unexpected circumstances or developments that might delay or adversely impact the results of the final, most comprehensive third-party expert certification audit or FDA inspections of the company's quality systems at the Elyria, Ohio, facilities impacted by the FDA consent decree, including any possible requirement to perform additional remediation activities; the failure or refusal of customers or healthcare professionals to sign verification of medical necessity (VMN) documentation or other certification forms required by the exceptions to the FDA consent decree; possible adverse effects of being leveraged, including interest rate or event of default risks, including those relating the company's financial covenants under its credit facility (particularly as might result from the impacts associated with the FDA consent decree); the company's inability to satisfy its liquidity needs, or additional costs to do so; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the Medicare national competitive bidding program covering nine metropolitan statistical areas that started in 2011 and the additional 91 metropolitan statistical areas that started on July 1, 2013); impacts of the U.S. Affordable Care Act that was enacted in 2010 (such as, for example, the impact on the company of the excise tax which began on January 1, 2013 on certain medical devices and the company's ability to successfully offset such impact); legal actions, regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; product liability or warranty claims; product recalls, including more extensive recall experience than expected; exchange rate or tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs or new product platforms that deliver the anticipated benefits of the company's globalization strategy; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt arising from depressed market prices for company shares; provisions of Ohio law or in the company's debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2013, an evaluation was performed, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of September 30, 2013, in ensuring that information required to be disclosed by the company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
In December 2012, the company reached agreement with the FDA on the terms of the consent decree of injunction with respect to the company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary products, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the company must successfully complete a third-party expert certification audit at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, the FDA. After the final certification report is submitted to the FDA, along with the company’s own report as to its compliance as well as responses to any observations in the certification report, the FDA will perform an inspection of the company's Corporate and Taylor Street facilities to determine whether they are in compliance with the Quality System Regulation. The FDA has the authority to reinspect at any time. Once satisfied with the company's compliance, the FDA will provide written notification that the company is permitted to resume full operations at the impacted facilities.
At the time of filing this Quarterly Report on Form 10-Q, the company has completed the first two of its third-party expert certification audits, and the FDA has found the results of both to be acceptable. In these reports, the third-party expert certified that the company's equipment and process validation procedures and its design control systems are compliant with the FDA's Quality System Regulation. As a result of the FDA's approval of the first certification audit on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other company facilities. The company's receipt of the FDA's approval on the second certification report on July 15, 2013, resulted in the company being able to resume design activities related to power wheelchairs and power beds. The third, most comprehensive third-party certification audit is a comprehensive review of the company's compliance with the FDA's Quality System Regulation at the impacted Elyria facilities.
The company is targeting to have the third, final and most comprehensive third-party certification report completed and filed with the FDA by mid-November 2013.  There remains some scheduling issues and final work to complete in order to reach the targeted timing. Under the terms of the consent decree, the company must submit its own report to FDA on the actions taken to correct any violations that may have been brought to the company’s attention by the expert and the actions the company has taken to ensure that the affected facilities are operated and will continue to be operated in conformity with the FDA’s Quality System Regulation. Within thirty (30) days after FDA’s receipt of the expert’s report and the company’s report, the FDA will commence its own inspection. However, it is possible the FDA could ask questions or seek additional information concerning the third certification report. It is not possible for the company to estimate the timing or potential response of the FDA's inspection and subsequent written notifications. Following successful completion of the FDA inspection and the company's receipt of written notification from the FDA that the Corporate and Taylor Street facilities appear to be in compliance, the company may resume full operations at those facilities.
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

On August 26, 2013, a lawsuit was filed against Invacare Corporation, Gerald B. Blouch, A. Malachi Mixon III and Patricia Stumpp, as well as outside directors Dale C. LaPorte, Michael F. Delaney and Charles S. Robb, in the U.S. District Court for the Northern District of Ohio alleging that the defendants breached their fiduciary duties and violated the Employment Retirement Security Act (ERISA) in the administration and maintenance of the company stock fund in the company’s Retirement Savings Plan (401(k) Plan). The lawsuit seeks class certification and unspecified damages for participants in the company's stock fund of the 401(k) Plan between July 22, 2010 and the present. This lawsuit has been referred to the company's insurance carriers. The company intends to vigorously defend this lawsuit.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the company during the three months ended September 30, 2013.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
7/1/2013	-	7/31/2013	—	$—	—	2,453,978
8/1/2013	-	8/31/2013	—	—	—	2,453,978
9/1/2013	-	9/30/2013	—	—	—	2,453,978
Total			—	$—	—	2,453,978
________________________

(1)
No shares were repurchased between July 1, 2013 and September 30, 2013 and surrendered to the company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees by the company.

(2)
In 2001, the Board of Directors authorized the company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The company purchased no shares pursuant to this Board authorized program during the quarter ended September 30, 2013.

Item 6.    Exhibits

Exhibit No.
10.1	Form of Executive Stock Option Award under Invacare Corporation 2013 Equity Compensation Plan.
10.2	Form of Stock Option Award under Invacare Corporation 2013 Equity Compensation Plan.
10.3	Form of Executive Stock Option Award for Swiss Employees under Invacare Corporation 2013 Equity Compensation Plan.
10.4	Form of Stock Option Award for Swiss Employees under Invacare Corporation 2013 Equity Compensation Plan.
10.5	Form of Director Restricted Stock Award under Invacare Corporation 2013 Equity Compensation Plan.
10.6	Form of Restricted Stock Award under Invacare Corporation 2013 Equity Compensation Plan.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema
101.CAL*	XBRL taxonomy extension calculation linkbase
101.DEF*	XBRL taxonomy extension definition linkbase
101.LAB*	XBRL taxonomy extension label linkbase
101.PRE*	XBRL taxonomy extension presentation linkbase

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

INVACARE CORPORATION

Date:	November 6, 2013	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)