Form 10-K
period 2013-12-31
INVACARE CORP
filed 2014-02-27
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of the 28,294,708 Common Shares of the Registrant held by non-affiliates was $406,312,007 and the aggregate market value of the 4,573 Class B Common Shares of the Registrant held by non-affiliates was $65,668. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2013, which was $14.36. For purposes of this information, the 2,623,984 Common Shares and 1,080,174 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.
As of February 25, 2014, 30,930,232 Common Shares and 1,084,747 Class B Common Shares were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2013.

INVACARE CORPORATION
2013 ANNUAL REPORT ON FORM 10-K CONTENTS

PART I

Item 1.        Business.

GENERAL

Invacare Corporation is a leading manufacturer and distributor in its estimated $4.0 billion core global and geographic markets for medical equipment used in the home and long-term care settings based upon its distribution channels, breadth of product line and net sales. The Company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care and extended care markets. The Company revises and expands its product lines to meet changing market demands and currently offers numerous product lines. The Company sells its products principally to home health care and medical equipment providers, distributors and government locations in the United States, Europe, Canada, New Zealand, Australia and Asia. Invacare’s products are sold through its worldwide distribution network by its sales force, telesales associates and independent manufacturers’ representatives and distributors.

Invacare is committed to design and deliver the best value in medical products, which promote recovery and active lifestyles for people requiring home and other non-acute health care. Invacare pursues this vision by:

•	designing and developing innovative and technologically superior products;

•	ensuring continued focus on the Company’s primary market—the non-acute health care market;

•	marketing the Company’s broad range of products;

•	driving efficiency and innovation through the use of the Company’s global resources;

•	providing a professional and cost-effective sales, customer service and distribution organization;

•	supplying innovative provider support and product line extensions;

•	building a strong referral base among health care professionals;

•	continuously advancing and recruiting top management candidates;

•	empowering all employees;

•	providing a performance-based reward environment;

•	pursuing excellence through ongoing improvements to its quality systems to achieve sustainable regulatory compliance; and

•	continually striving for total quality throughout the organization.

The Company is a corporation organized under the laws of the State of Ohio in 1971. When the Company was acquired in December 1979 by a group of investors, including some of its current officers and directors, it had $19.5 million in net sales and a limited product line of lifestyle wheelchairs and patient aids. Invacare net sales in 2013 were approximately $1.4 billion thus yielding a 13% compound average annual sales growth rate since 1979. Based upon the Company’s distribution channels, breadth of product line and net sales, Invacare is a leading company in many of the following major, non-acute, medical equipment categories: power and manual wheelchairs, homecare bed systems and home respiratory therapy.

The Company’s executive offices are located at One Invacare Way, Elyria, Ohio, 44036 and its telephone number is (440) 329-6000. In this report, “Invacare” and the “Company” refer to Invacare Corporation and, unless the context otherwise indicates, its consolidated subsidiaries.

THE HOME MEDICAL EQUIPMENT INDUSTRY

North America Market

The home medical equipment (HME) market includes home health care products, physical rehabilitation products and other non-disposable products used for the recovery and long-term care of patients. As healthcare spending continues to escalate around the world, particularly in the United States, the Company believes that homecare is a significant part of the solution for healthcare reform. A New England Journal of Medicine article suggested that by 2030, the number of people in the United States over 65 is expected to exceed 70 million. With the costs of healthcare continuing to increase in a currently unsustainable healthcare system, the Company believes it will become essential that patients are given the right care, in the right place, at the right cost. The Company believes homecare will be a key part of the solution in healthcare reform.

The Right Care: While the institutional care model likely will always be an essential part of the health care system, the Company believes it is not the best and most cost-effective environment of care for many patients, particularly those with chronic medical conditions. It appears that the steady growth in Medicare-aged patients with chronic illnesses is placing unprecedented pressure on the financial stability and sustainability of the Medicare program. The Company believes that patients prefer care and treatment provided to them in their home. Initiatives such as patient-centered medical homes and Accountable Care Organizations can align incentives for healthcare providers to partner closely across all medical specialties and settings and have the potential to significantly alter the trajectory of rising health care costs.

The Right Place: The Company believes that many medical professionals and patients prefer home health care over institutional care, when appropriate, because home health care results in greater patient independence, increased patient responsibility and improved responsiveness to treatment. An article in the New England Journal of Medicine notes that several engineering and electronics companies have developed products for monitoring health at home and that Massachusetts General Hospital in Boston is experimenting with Internet video-conferencing to permit virtual visits from patients' homes. Furthermore, health care professionals, public payors and private payors appear to favor homecare as a cost-effective, clinically appropriate alternative to facility-based care.

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

The Right Cost: The Company believes that home health care and home medical equipment will play a significant role in reducing health care costs. The Agency of Healthcare Research & Quality, along with Johns Hopkins, examined extensively the benefits of Hospital at Home and those studies indicate that the Hospital at Home program results in lower length of stay, costs, readmission rates and complications than traditional inpatient care. In addition, surveys indicate higher levels of patient and family member satisfaction with homecare than with traditional care. Costs of care were 32 percent lower for Hospital at Home patients than for hospital inpatients, and ever critical readmission rates were 42 percent for Hospital at Home patients, compared with 87 percent for hospital inpatients.

Invacare believes that homecare is the trifecta of healthcare: it is patient preferred, has better clinical outcomes and is more cost-effective than institutionalized care. Homecare is expected to be an area of future growth for the medical care industry, as the unsustainable costs of institutional healthcare will force governments to move to cost-effective venues of healthcare.

Europe/Asia/Pacific Market

The Company believes that, while many of the market factors influencing demand in North America are also present in Europe and Asia/Pacific—aging of the population, growing number of patients with chronic illnesses, as well as technological trends—each of the markets of Europe and in Asia/Pacific has distinctive characteristics. The health care industry tends to be more heavily socialized and, therefore, is more influenced by regulation and fiscal policy. Variations in product specifications, regulatory approval processes, distribution requirements and reimbursement policies require the Company to tailor its approach to the local market. Management believes that as the European markets develop more common product requirements and the Company continues to refine its distribution channels, the Company can more effectively penetrate these markets with global product platforms that are localized with region-specific adjustments as necessary. Likewise, the Company expects to increase its sales in the highly fragmented Australian, New Zealand and Asian markets as these markets, and the Company’s distribution within them, develop.

Reimbursement

The Company is directly affected by government regulation and reimbursement policies in virtually every country in which the Company operates. In the United States, the growth of health care costs has increased at rates in excess of the rate of inflation and as a percentage of GDP for several decades. A number of efforts to control the federal deficit have impacted reimbursement levels for government sponsored health care programs, and private insurance companies and state Medicaid programs often peg their reimbursement levels to Medicare.

Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end-user can obtain and, thus, affect the product mix, pricing and payment patterns of the Company’s customers who are medical equipment providers. The Company believes its strong market position and technical expertise will allow it to respond to ongoing reimbursement changes. However, the issues described above will likely continue to have significant impacts on the pricing of the Company’s products.

GEOGRAPHICAL SEGMENTS AND PRODUCT CATEGORIES

North America

North America includes the following segments in the United States and Canada: North America/Home Medical Equipment (North America/HME) and Institutional Products Group (IPG).

North America/HME

This segment primarily includes: Mobility and Seating, Lifestyle and Respiratory Therapy product lines as discussed below. This segment comprised 44.9%, 48.3% and 50.4% of the net sales from continuing operations in 2013, 2012 and 2011, respectively.

MOBILITY AND SEATING PRODUCTS

Power Wheelchairs. Invacare manufactures a complete line of power wheelchairs for individuals who require independent powered mobility. The range includes products that can be significantly customized to meet an individual’s specific needs, as well as products that are inherently versatile and meet a broad range of individual requirements. Center-wheel drive power wheelchair lines are marketed under the Invacare® TDX® brand name. The TDX line of power wheelchairs offers a combination of power, stability and maneuverability. Power tilt and recline seating systems are offered as well. The Pronto® series of power wheelchairs with SureStep® stability feature center-wheel drive performance.

Custom Manual Wheelchairs. Invacare manufactures and markets a range of custom manual wheelchairs for everyday, sports and recreational uses. These lightweight chairs are marketed under the Invacare® and Invacare® Top End® brand names. The chairs provide mobility for people with moderate to severe disabilities in their everyday activities as well as for use in various sports such as basketball, racing and tennis.

Personal Mobility. Invacare distributes personal mobility products, including power scooters available in three-wheel and four-wheel versions.

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

LIFESTYLE PRODUCTS

Manual Wheelchairs. Invacare’s manual wheelchairs are sold for use inside and outside the home, institutional settings or public places. Users include people who are chronically or temporarily disabled and require basic mobility performance with little or no frame modification. Examples of the Company’s manual wheelchair lines, which are marketed under the Invacare® brand name, include the 9000, the Tracer® and the Veranda™ wheelchairs. These wheelchairs are designed to accommodate the diverse capabilities and unique needs of the individual.

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

Pressure Relieving Sleep Surfaces.  Invacare distributes a complete line of therapeutic pressure relieving overlays and mattress replacement systems for the prevention and treatment of pressure ulcers. The Invacare® Solace® and microAIR® brand names feature a broad range of pressure relieving foam mattresses or powered mattress replacements with alternating pressure, low-air-loss or rotational mattresses, which redistribute weight and assist with moisture management. These mattresses are designed to provide comfort, support and relief to those patients who are immobile or have limited mobility and spend a great deal of time in bed.

Patient Transport. Invacare manufactures and/or distributes products needed to assist in transferring individuals from surface to surface (bed to chair) or transporting from room to room. Designed for use in the home or institutional settings, these products include patient lifts and slings, and a series of mobile, multi-functional recliners.

RESPIRATORY THERAPY PRODUCTS

Non-Delivery Oxygen. Trends in the industry continue to be towards a non-delivery oxygen therapy model. The Invacare® HomeFill® Oxygen System is an ambulatory oxygen technology that forms the basis for a non-delivery model and allows patients to fill their own high-pressure cylinders from an oxygen concentrator within the home. Published industry data suggests a large portion of the costs associated with home oxygen therapy are directly associated with the delivery and delivery-related activities required to meet the ambulatory oxygen therapy needs of patients. Technology such as the Invacare® HomeFill® Oxygen System allows providers to virtually eliminate time-consuming and costly service calls associated with cylinder and/or liquid oxygen deliveries while at the same time enhancing patient care.

Rounding out Invacare’s non-delivery respiratory offerings are the Invacare® SOLO2® portable oxygen Concentrator and the Invacare® XPO2™ portable oxygen concentrator, both of which have been approved by the U.S. Federal Aviation Administration (FAA) for use on board commercial jets while in flight. The SOLO2® portable concentrator offers continuous flow oxygen up to three liters per minute or pulse dose oxygen delivery in settings 1-5 and is portable and easy to operate.

Stationary Oxygen Concentrators. Invacare oxygen concentrators are manufactured under the Perfecto2™ and Platinum™ brand names and are available in five and 10 liter models. All Invacare stationary concentrators are designed to provide patients with durable equipment and reliable oxygen either in the home or a healthcare setting.

OTHER PRODUCTS AND SERVICES

Invacare is the only company in the industry with a breadth of service offerings that includes the ability to assist providers in rental capabilities, software and technology to streamline efficiencies, repair services and replacement parts.

Institutional Products Group (IPG)

Invacare, operating as Invacare Continuing Care, Invacare Continuing Care Canada, Invacare Outcomes Management and Dynamic Medical Systems, is a manufacturer and distributor of healthcare furnishings including beds, case goods, safe patient handling equipment and negative pressure wound therapy into the long-term care markets, and certain other home medical equipment and accessory products. In addition, this segment includes rental of certain home medical equipment through providers and institutions for the North American market. This segment also provides interior design services for nursing homes and assisted living facilities involved in renovation and new construction. This segment comprised 8.3%, 8.8% and 7.1% of the net sales from continuing operations in 2013, 2012 and 2011, respectively.

Asia/Pacific

The Company’s Asia/Pacific operations consist of Invacare Australia and Invacare New Zealand, which distribute a range of home medical equipment including mobility and seating, lifestyle and respiratory therapy products to homecare and long-term care markets; and Dynamic Controls, a manufacturer of electronic operating components used in power wheelchairs, scooters, respiratory and other products. This segment comprised 3.7%, 4.8% and 5.8% of the net sales from continuing operations in 2013, 2012 and 2011, respectively.

Europe

The Company’s European operations operate as a “common market” with sales throughout Europe. The European segment comprised 43.1%, 38.1% and 36.7% of the net sales from continuing operations in 2013, 2012 and 2011, respectively.

Most wheelchair products sold in Europe are designed locally to meet specific market requirements. The Company manufactures and/or assembles both manual and power wheelchair products at the following European facilities: Invacare UK Ltd. in the United Kingdom, Invacare Poirier S.A.S. in France, Invacare (Deutschland) GmbH in Germany and Ulrich Alber Gmbh in Germany. Manual wheelchair products are also manufactured and/or assembled at Invacare Portugal, Kuschall AG in Switzerland and Invacare Rea AB in Sweden. As part of the manufacturing footprint rationalization strategy that began in 2011, assembly of beds is now performed in Invacare Rea AB in Sweden. The Company's facility in Portugal continues to assemble beds, mainly for the Southern European markets and patient lifts for the whole of Europe. Personal care products are manufactured at Aquatec GmbH in Germany, Invacare REA Sweden manufactures Dolomite products and Invacare UK Ltd. manufactures therapeutic support surfaces products. Seating and positioning products are manufactured at Invacare UK Ltd. or imported from Invacare’s Motion Concepts in Canada. Oxygen products, such as concentrators and HomeFill® oxygen systems, are imported from Invacare U.S. or China operations.

Discontinued Operations

Invacare distributed numerous lines of branded medical supplies including ostomy, incontinence, diabetic, enteral, wound care and urology products as well as home medical equipment, including lifestyle products through Invacare Supply Group, Inc. (ISG), which was sold on January 18, 2013. Invacare manufactured and sold medical recliners for dialysis clinics through Champion Manufacturing, Inc. (Champion), a subsidiary of Invacare that was sold on August 6, 2013, See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations.

For financial information regarding reportable segments, including revenues from external customers, products, segment profitability, assets and other information by segments, see Business Segments in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

WARRANTY

Generally, the Company’s products are covered by warranties against defects in material and workmanship from the date of sale to the customer for various periods depending on the product. Certain components carry a lifetime warranty.

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

MARKETING AND DISTRIBUTION

North America

In the United States, Invacare products are marketed primarily to home medical equipment (HME) providers or long-term care providers who in turn sell or rent these products directly to consumers or residents within the non-acute care settings. The Company also employs a “pull-through” marketing strategy to medical professionals, including physical and occupational therapists, who refer their patients to HME providers to obtain specific types of home medical equipment.

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

Invacare concentrated on ‘fleet management’ in its 2013 marketing efforts, with the message being that utilizing one manufacturer for a provider’s product fleet would result in a number of efficiencies and a solid foundation for their business. With National Competitive Bidding (NCB) and government reimbursement audits as significant considerations for durable medical equipment providers in the United States, Invacare urged providers to focus on fleet management. Fleet management is the controlled operation of a company’s product fleet, which can include maintenance, repairs, tracking, delivery management, financing, regulatory compliance and health and safety management.  As reimbursement levels decline, one approach would be to focus on initial purchase price as a means to save costs. Invacare’s fleet management approach asks providers to consider total lifecycle costs to see that higher quality products ultimately result in greater cost savings.

Home medical equipment providers juggle a number of issues including inventory control, product maintenance, delivery and employee training. Invacare looked at ways to drive profitability without sacrificing patient care, and learned that financially strong, best in class providers purchase high quality rental fleet products. Creating a rental fleet of durable, high-quality products allows a provider to rent products longer while minimizing their costs. A longer useful life means more provider profit and allows the provider to focus more fully on providing superior patient care. Engaging in a fleet management approach improves efficiency and productivity and reduces overall costs. To help providers adopt a fleet management approach, Invacare created www.invacare.com/fleetmanagement, offering a number of tools, including blog posts, calculators and videos.

The Company markets products and services to the continuing care market through a specialized sales force, a national rentals and services organization and a team of clinical professionals who call on clinical decision makers. Products from IPG include beds and resident room furnishings, safe patient handling equipment and programs, bathing, durable medical equipment and clinical therapies, such as therapeutic support surfaces and negative pressure wound therapy. IPG sales and marketing organizations consist of field sales representatives and independent representative agencies supported by a marketing group that generates awareness and demand at skilled nursing facilities for Invacare products and services. IPG also provides interior design services for nursing homes and assisted living facilities involved with renovation and new construction.
In 2013, the Company continued its strategic advertising campaign in key business-to-business publications that reach Invacare's respective customers. The Company contributed extensively to editorial coverage in trade publications concerning the products the Company manufactures, and Company representatives attended numerous trade shows and conferences on a national and regional basis in which Invacare products were displayed to providers, health care professionals, managed care professionals and consumers. “Yes, you can.®” continues to be Invacare's global tagline and is used in Company advertisements and on the Invacare global website as it is indicative of the “can do” attitude of many of the people who use the Company's products. In everything it does, the Company strives to leave its stakeholders with its brand promise of Making Life's Experiences Possible™.
The Company also continues to improve performance and usability of www.invacare.com and its related websites. Throughout 2013, the Company increased participation in online forums and engaged consumers by utilizing social media tools, including a Facebook® page and YouTube® channel. These moves toward a more consumer-centric approach allow the Company to provide a consumer interface that better addresses consumer needs.
In addition, the Company uses the Internet to drive consumer awareness of its products. In 2013, the Company continued its focus on the Do More With Oxygen™ website, Invacare's online community targeted towards those who are affected by respiratory ailments, specifically COPD. The audience includes people with respiratory ailments, caregivers and respiratory therapists. Visitors to the site can view videos, download guides for topics like "COPD 101", read daily blog posts to learn more about traveling with COPD, learn how to live a healthy lifestyle and how to care for a loved one dealing with COPD. Invacare is taking the lead by creating an environment for those dealing with similar ailments to come together and learn more. Ultimately, the website advocates an active lifestyle that can be achieved through use of oxygen devices such as the Invacare® HomeFill® oxygen system and the Invacare® XPO2® and Invacare® SOLO2® portable oxygen concentrators.

The Company also drives consumer awareness of its products through its sponsorship of a variety of wheelchair sporting events and support of various philanthropic causes benefiting the consumers of the Company's products. The Company continued its sponsorships of individual wheelchair athletes and teams, including several of the top-ranked male and female racers, hand cyclists and wheelchair tennis players in the world. The Company continued its support of disabled veterans through its sponsorship of the 33rd National Veterans Wheelchair Games, the largest annual wheelchair sports event in the world. The games bring a competitive and recreational sports experience to military service veterans who use wheelchairs for their mobility needs due to spinal cord injury, neurological conditions or amputation.

Europe

The Company’s European operations consist primarily of manufacturing, marketing and distribution operations in Western Europe and export sales activities through local distributors elsewhere in the world. The Company has a sales force and, where appropriate, distribution centers in the United Kingdom, France, Germany, Belgium, Portugal, Spain, Italy, Denmark, Sweden, Switzerland, Austria, Norway and the Netherlands, and sells through distributors elsewhere in Europe, the Middle East and Africa. In markets where the Company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to government agencies. In 2013, the continued consolidation of big buying groups tending to develop their business on a European scale has continued resulting in the application of pan-European pricing policies by the Company.

The Company has centralized its product distribution through its European Distribution Center which is focused on further optimizing logistics and increasing service levels to customers.

Invacare continues to sponsor wheelchair sporting events including European Handcycling Federation (EHF) and FIPFA (Powerchair football association) events, the Lisbon marathon as well as individual heroes and athletes with disabilities.

Asia/Pacific

The Company's Asia/Pacific segment is comprised of Australia, New Zealand, Japan, Korea and South East Asia related to its Australia and New Zealand distribution businesses.

In the fourth quarter of 2012, Invacare Australia made a significant change to the way it markets Invacare product. Direct-to-consumer sites in Melbourne, Adelaide, Perth and Brisbane were closed and all warehousing and distribution were consolidated into the Company's Australian headquarters in Sydney, Australia. Invacare New Zealand is a market leader for mobility and rehabilitation products in New Zealand. A significant portion of the direct sales are government funded and controlled by capped budgets. Invacare Australia and Invacare New Zealand both sell through three distribution channels:

•	Mobility and Seating products are sold via a dealer network. Almost all sales are directly government funded;

•	Homecare products are sold via a dealer network that sells products to the consumer market; and

•	Long-Term Care products are sold directly to aged care facilities.

Invacare Australia and New Zealand have invested heavily in marketing efforts to increase demand for Invacare product in 2013. Customer Relationship Management (CRM) and On Demand Marketing (ODM) as well as sales and marketing database tools have been introduced to improve the effectiveness and efficiency of the sales force and the marketing efforts within Australia and New Zealand. Invacare Australia and New Zealand focused their respective sponsorship efforts around a small number of key athletes who participated in premier sporting events. Invacare also is a sponsor of the "Oz Day 10K" classic where the streets of Sydney are closed for a wheelchair race on Australia Day. Invacare is a sponsor of the Attitude Trust and is naming sponsor for the Disabled Sports Person of the Year award that is held as part of the Attitude Awards on World Disability Day in New Zealand.

Invacare China sells almost exclusively through the homecare channel via a distributor and dealer network focused in the major provinces and cities of Shanghai, Beijing and Guangzhou. The primary product sold is oxygen concentrators, with some minor sales in wheelchairs and bathing aids. Invacare China has established a government affairs team to capitalize on the increasing levels and localized funding of aids and equipment for the elderly and disabled. Marketing efforts are focused on supporting the dealer network to increase consumer sales. The other Asian markets are supported by dealers and distributors and Invacare supplies directly to those customers.

Dynamic Controls, the Company's subsidiary which produces electronic components for use in power wheelchairs, scooters, respiratory and other products, sells to customers in North America, Europe and Asia/Pacific.

PRODUCT LIABILITY COSTS

The Company is self-insured in North America for product liability exposures through its captive insurance company, Invatection Insurance Company, which currently has a policy year that runs from September 1 to August 31 and insures annual policy losses up to $10,000,000 per occurrence and $13,000,000 in the aggregate. The Company also has additional layers of external insurance coverage insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the Company’s per country foreign liability limits, as applicable. There can be no assurance that Invacare’s current insurance levels will continue to be adequate or available at affordable rates.

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

PRODUCT DEVELOPMENT AND ENGINEERING
In 2013, Invacare had fewer significant new product introductions, as its design engineering team focused on quality systems remediation as well as the research and development portion of the engineering process. However, the Company was proud to introduce select products that improve upon and renew its current offerings. The following are some of Invacare's notable new products for 2013:

•
The Company introduced the Invacare® Modulite seating system to replace multiple legacy systems in Europe. The heart of the system is a modular frame that can support a number of positioning options and customer needs easily. With a minimal number of components, a single system can be adapted and modified to cover a variety of needs from a very basic seating system to a seating system with growth adjustability, as well as a variety of power positioning options including tilt, recline, elevate and power leg rests.

•
The Company introduced the Invacare® Stream E power wheelchair, which is a refreshed version of an already proven European power wheelchair model with a new lighting system and updated electronics. This power wheelchair was designed to be a more consumer friendly product for markets needing an excellent outdoor/indoor driving performance at an affordable price.

•
The Invacare® Pronto® Air Personal Transporter was designed as a cost-effective personal mobility device for consumers and providers who desire a mobility solution without dealing with reimbursement requirements. This cash sale equipment option features an innovative and sleek design with Invacare® MyBody® Seating and a travel-ready architecture.

•
The Invacare® Top End® Reveal™ wheelchair provides exceptional value for a wide range of consumers needing a lightweight manual wheelchair. The modern, simple 7005 aluminum lightweight frame provides high quality and drivability for consumers, and it allows for ample center-of-gravity and rear seat-to-floor adjustments. In 2013, the Company introduced two new options to the Reveal wheelchair family: a flip-up footplate for ease in transfer and a tapered front frame for a lower profile look and streamlined design. Featuring an adjustable fold down back and seating options from Invacare® Matrx® Seating, the Reveal wheelchair features a modern design and unique customizations to meet consumers' style and needs.

•
In the safe patient handling category, the Company launched the Invacare® I-Transia™ Ceiling Hoist in select European markets. The ceiling hoist is designed for homecare and long-term care use. It meets a wide range of day-to-day lifting needs encountered in private homes and long-term care homes, enabling caregivers to lift and move consumers without risking back strain. The discreet, classic design can be combined with a freestanding lift system or a single-track system.

•
Designed to handle the most common transfer situations with ease, the new Invacare® I-Lift™ Series was launched in North America with a 450 pound weight capacity to accommodate patient transfers from a bed, a stretcher, a wheelchair, a commode and even from the floor. With increased maneuverability, intuitive ease of use and enhanced safety features, the I-Lift™ Series delivers advanced features that help protect and assist caregivers in providing safe and effective healthcare to their patients.

•
The Company introduced several new products to its personal care line in Europe. The additions include the Aquatec® Bidet, which was launched in November 2013, as well as accessories, such as an angle adjustable footrest and variable soft seat, for the Aquatec® Ocean range of bath safety products.

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

North America

The Company has focused its factories in North America on the production of powered mobility and custom manual wheelchairs and seating products, the fully integrated manufacture of homecare and institutional care beds, the final assembly of respiratory therapy products and the integrated component fabrication, painting and final assembly of a variety of standard manual wheelchairs and personal care products. The Company operates four major factories located in Elyria, Ohio; Sanford, Florida; London, Ontario and Reynosa, Mexico. On February 12, 2014, the Company announced its decision to close its London manufacturing facility by mid-2014. Production of case goods currently manufactured in London will be transferred to the Invacare plant in Sanford, Florida. The long-term care beds production in London, Ontario will be outsourced to a third-party with established FDA-registered manufacturing capabilities around the world. The third-party manufacturer has a significant focus on medical devices, including acute care bed production.

Asia/Pacific

Invacare manufactures products that serve regional market opportunities through the Company’s wholly-owned factories in Suzhou, Jiangsu Province, China. The Suzhou facilities supply products to the major geographic regions of the world served by Invacare: North America, Europe and Asia/Pacific.

Europe

The Company has eight manufacturing/assembly facilities spread throughout Europe with the capability to manufacture patient aid, wheelchair, powered mobility, bath safety, beds and patient transport products. The European manufacturing and logistics facilities are focused on opportunities to gain productivity improvements in cost and quality over the next few years.

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

In the U.S., the growth of health care costs has increased at rates in excess of the rate of inflation and as a percentage of GDP for several decades. A number of efforts to control the federal deficit have impacted reimbursement levels for government sponsored health care programs and private insurance companies often imitate changes made in federal programs. Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment a consumer can obtain and thus, affect the product mix, pricing and payment patterns of the Company’s customers who are the HME providers.

The Company has continued its pro-active efforts to try to influence public policy that impacts home and community-based, non-acute health care. The Company has been very active with federal legislation and regulatory policy makers. Invacare believes that these efforts have given the Company a competitive advantage in two ways. First, customers frequently express appreciation for the Company’s efforts on behalf of the entire industry. Second, sometimes the Company has the ability to anticipate and plan for changes in public policy, unlike most other HME manufacturers who must react to change after it occurs.

FDA.

The United States Food and Drug Administration (the “FDA”) regulates the manufacture and sale of medical devices. Under such regulation, medical devices are classified as Class I, Class II or Class III devices, depending on the level of risk posed to patients, with Class III designating the highest-risk devices. The Company’s principal products are designated as Class I or Class II devices. In general, Class I devices must comply with labeling and record keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices must comply with product design and manufacturing controls in compliance with regulations established by the FDA. Domestic and foreign manufacturers of medical devices distributed commercially in the U.S. are subject to periodic inspections by the FDA. Furthermore, state, local and foreign governments have adopted regulations relating to the design, manufacture and marketing of health care products.

Consent Decree.

In December 2012, the Company reached an agreement with the FDA on the terms of a consent decree of injunction with respect to the Company's corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. The consent decree, which was filed as an exhibit to the Company's Form 8-K filed on December 20, 2012, became effective December 21, 2012. The injunction limits the Company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limited design activities related to wheelchairs and power beds that took place at the impacted Elyria, Ohio facilities. The Company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. In addition, the Company was able to fulfill purchase orders and quotes that were in the Company's order fulfillment system prior to the effective date of the decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the Company must successfully complete a third-party expert certification audit and receive written notification from the FDA. The expert certification audit will be followed by an FDA inspection of the Company's compliance with the FDA's Quality System Regulation (QSR) governing manufacturing of medical devices. The certification audit is comprised of three distinct reports, which include:

•
First, the third-party expert inspected the qualification and validation procedures and documentation for equipment and processes at the Taylor Street manufacturing facility. The first certification audit was successfully completed during 2013. The FDA notified the Company on May 13, 2013 that it had accepted the first certification report. Following receipt of that notification, Invacare was permitted to resume manufacturing at the Taylor Street facility and distribution of parts, components and accessories, and sub-assemblies used in the service and repair of products manufactured at Invacare facilities other than Taylor Street.

•
Second, the third-party expert reviewed the Company’s design control systems at the corporate and Taylor Street facilities. The second certification audit also was successfully completed during 2013. The FDA notified the Company on July 16, 2013 that it had accepted the second certification report, after which the Company was permitted to resume design activities at the corporate and Taylor Street facilities.

•
The third and final third-party expert audit involves a comprehensive review of the Company’s compliance with the FDA’s quality system regulations at the corporate and Taylor Street facilities. During the final certification audit, the third-party expert indicated that some additional work was required, primarily in the Company’s updated complaint and risk review processes, before the final certification report could be completed and provided to the FDA. The Company has been executing its action plan relating to the expert’s comments, and the third-party expert auditor returned at the end of February 2014 to recommence the final certification audit.

After completion of the third expert certification report, the Company then must submit its own report related to its compliance status and its responses to any observations by the third-party expert or by the FDA from prior inspections. The Company will not be able to resume full operations at the corporate and Taylor Street facilities until the FDA issues written notice that it has found the facilities to be in compliance. Within 30 days of receiving the Company’s report, the FDA will begin a comprehensive inspection of the corporate and Taylor Street facilities. The Company cannot predict the timing of the completion or the outcome of the FDA’s inspection. If, after its inspection, the FDA determines that the facilities are satisfactorily compliant, it will issue written notification to the Company, after which full operations may resume at both the corporate and Taylor Street facilities.
After resumption of full operations, the Company must undergo five years of audits by a third-party expert auditor to determine whether the Company's operations are operated and administered in continuous compliance with the consent decree and FDA regulations. The auditor will inspect the corporate and Taylor Street facilities’ activities every six months in the first year following the resumption of full operations and then once every 12 months for the next four years.
Under the consent decree, the FDA has the authority to inspect the corporate and Taylor Street facilities at any time. The FDA also has the authority to order the Company to take a wide variety of actions if the FDA finds that the Company is not in compliance with the consent decree or FDA regulations, including requiring the Company to shut down all operations relating to wheelchairs manufactured at the Taylor Street facility. The FDA can also order the Company to undertake a partial shutdown or a recall, issue a safety alert, public health advisory, or press release, or to take any other corrective action the FDA deems necessary with respect to wheelchairs manufactured at the Taylor Street facility.
The FDA also has authority under the consent decree to assess liquidated damages of $15,000 per violation per day for any violations of the consent decree, FDA regulations or the federal Food, Drug and Cosmetic Act. The FDA may also assess liquidated damages for shipments of adulterated or misbranded devices, except as permitted by the consent decree, in the amount of twice the sale price of any such adulterated or misbranded device. The liquidated damages are capped at $7,000,000 for each calendar year. The liquidated damages are in addition to any other remedies otherwise available to the FDA, including civil money penalties.
See Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of these matters.
Other FDA Matters.

In December 2010, the Company received a warning letter from the FDA related to quality system processes and procedures at the Company's Sanford, Florida facility. The Company has developed and is executing a comprehensive quality systems remediation plan to address the matters in the warning letter. See Item 1A. Risk Factors.

In January 2014, the FDA conducted inspections at the Company’s manufacturing facility in Suzhou, China and at the Company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. The FDA issued its inspectional observations on Form 483 to the Company after these inspections, and the Company submitted its responses to the agency in a timely manner.

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

During 2013, the Company initiated a power wheelchair joystick recall, which involves the replacement of the potentially affected joysticks, which are sold globally. The power wheelchair joystick performance issue relates to an anomaly discovered in a portion of the components in the field. The Company has a warranty reserve for this power wheelchair component recall, which is discussed further in the "Current Liabilities" and “Contingencies” Notes to the Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Company occasionally sponsors scientific studies, usually involving its respiratory therapy products. These studies have historically been bench studies using situation models to validate and compare device performance against competitive products. Such studies have been published as abstracts and/or manuscripts in peer reviewed science journals.

Affordable Care Act.

The U.S. Patient Protection and Affordable Care Act of 2010 (Affordable Care Act), included a number of provisions affecting the HME industry. In addition to expanding the Medicare National Competitive Bidding (NCB) program from 70 to 91 geographic bid areas, Medicare now makes rental payments for 13 months before the beneficiary assumes ownership of a standard power wheelchair. The Affordable Care Act imposes a “productivity adjustment” to the annual fee schedules of all Medicare providers, including HME providers, that limits any annual cost of living increases applied to the fee schedules. The Affordable Care Act also included an excise tax on U.S. sales of medical device manufacturers or importers, such as Invacare. The 2.3% sales-based excise tax on medical device manufacturers or importers began on January 1, 2013. The excise tax does not apply to medical devices that the Secretary of Treasury determines are generally purchased by the general public at retail for individual use. In December 2012, the Internal Revenue Service issued final regulations related to the 2.3% excise tax, and in particular, the application of the retail exception. The excise tax is deductible by the manufacturer or importer on its federal income tax return. The Company has reviewed the final regulations and believes that most of its products are exempt from the tax based on the retail exemption provided in the Affordable Care Act as defined in the regulations. The Company has determined that certain products that it sells for institutional use are subject to the excise tax. Based on its interpretation of the regulations, the impact of the tax was $400,000 in 2013. The Company was able to pass a majority of this tax on to the market.

National Competitive Bidding.

With respect to reimbursement in the United States, the Centers for Medicare and Medicaid Services (CMS) began implementation on January 1, 2011 of the National Competitive Bidding (NCB) program in nine metropolitan areas across the country (Round 1). On July 1, 2013, CMS expanded the program to an additional 91 metropolitan areas (Round 2). These bid programs have resulted in new, lower Medicare payment rates in these 100 areas. CMS rebids these areas every three years and hence a second round of contracts began in the nine Round 1 areas on January 1, 2014. The Company remains judicious in its extension of credit to customers and monitors whether other payors begin to model their payments on the NCB program. The Company also closely watches state Medicaid budgets and how deficits may impact coverage and payments for home medical equipment and institutional care products.

Although reductions in Medicare payments are not beneficial to the homecare industry, the Company believes that, over the long term, it can still grow and thrive in this environment. No significant cost-of-living adjustments have been made over the last few years to the reimbursement and payment amounts permitted under Medicare with respect to the Company’s products, but the Company intends to respond with improved productivity. In addition, the Company’s respiratory therapy products (for example, the low-cost HomeFill® oxygen delivery system) can help offset the Medicare reimbursement cuts to the homecare provider. The Company intends to focus on developing products that help the provider improve profitability. Additionally, the Company continues to focus on low-cost country sourcing and/or manufacturing to help ensure that the Company is one of the lowest cost manufacturers and distributors.

BACKLOG

The Company generally manufactures most of its products to meet near-term demands by shipping from stock or by building to order based on the specialty nature of certain products. Therefore, the Company does not have substantial backlog of orders of any particular product nor does it believe that backlog is a significant factor for its business.

EMPLOYEES

As of December 31, 2013, the Company had approximately 5,400 employees.

FOREIGN OPERATIONS AND EXPORT SALES

The Company also markets its products for export to other foreign countries. In 2013, the Company's products were sold in over 80 countries. For information relating to net sales, operating income and identifiable assets of the Company’s foreign operations, see Business Segments in the Notes to the Consolidated Financial Statements.

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

FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: compliance costs, limitations on the production and/or distribution of the Company's products, inability to bid on or win certain contracts, or other adverse effects of the FDA consent decree of injunction; unexpected circumstances or developments that might further delay or adversely impact the results of the final, most comprehensive third-party expert certification audit or FDA inspections of the Company's quality systems at the Elyria, Ohio, facilities impacted by the FDA consent decree, including any possible requirement to perform additional remediation activities; the failure or refusal of customers or healthcare professionals to sign verification of medical necessity (VMN) documentation or other certification forms required by the exceptions to the FDA consent decree; possible adverse effects of being leveraged, including interest rate or event of default risks, including those relating to the Company's financial covenants under its credit facility (particularly as might result from the impacts associated with the FDA consent decree); the Company's inability to satisfy its liquidity needs, or additional costs to do so; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the Medicare National Competitive Bidding program covering nine metropolitan statistical areas that started in 2011 and the additional 91 metropolitan statistical areas that started on July 1, 2013); impacts of the U.S. Affordable Care Act that was enacted in 2010 (such as, for example, the impact on the Company of the excise tax on certain medical devices, which began on January 1, 2013, and the Company's ability to successfully offset such impact); legal actions, regulatory proceedings or the Company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the Company's products or operations in the United States or abroad; product liability or warranty claims; product recalls, including more extensive recall experience than expected; exchange rate or tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs or new product platforms that deliver the anticipated benefits of the Company's globalization strategy; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; decreased availability or increased costs of materials which could increase the Company's costs of producing or acquiring the Company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt arising from depressed market prices for Company shares; provisions of Ohio law or in the Company's debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in the Company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the Company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

The Company is subject to a consent decree of injunction ("consent decree") with the U.S. Food and Drug Administration (“FDA”), the effects of which are costly to the Company and could result in continued adverse consequences to the Company's business.
The consent decree, which was filed as an exhibit to the Company's Form 8-K filed on December 20, 2012, became effective December 21, 2012. The injunction limits the Company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. However, the Company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. In addition, the Company was able to fulfill purchase orders and quotes that were in the Company's order fulfillment system prior to the effective date of the decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the Company must successfully complete a third-party expert certification audit and receive written notification from the FDA. The certification audit is comprised of three distinct reports. The first two of the three certification reports were completed and accepted by the FDA during 2013. The final and most comprehensive certification audit was initiated during 2013, but has not yet been completed. During the final certification audit, the third-party expert indicated that some additional work was required, primarily in the Company’s updated complaint and risk review processes, before the final certification report could be completed and provided to the FDA. The Company has been executing its action plan relating to the expert’s comments, in preparation for the return at the end of February 2014 of the third-party expert and recommencement of the final certification audit, but the timing of the completion of the third certification report is uncertain. After completion of the third certification report, the Company then must submit its own report related to its compliance status and its responses to any observations by the third-party expert or by the FDA from prior inspections. The Company will not be able to resume full operations at the corporate and Taylor Street facilities until the FDA issues written notice that it has found the facilities to be in compliance. Within 30 days of receiving the Company’s report, according to the terms of the consent decree, the FDA will begin a comprehensive inspection of the corporate and Taylor Street facilities.
It is not possible for the Company to estimate the timing or potential response of the FDA's inspection and subsequent written notification. A delay in the timing of the completion of the final third-party expert certification audit, the FDA's inspection or written notification to resume operations, or any need to complete significant additional remediation as a result of the final third-party expert certification audit or the FDA inspection could have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.
After resumption of full operations, the Company must undergo five years of audits by a third-party expert auditor, who will issue reports to the Company and the FDA identifying whether the facilities are operated and administered in continuous compliance with FDA regulations and the consent decree. Under the consent decree, the FDA has the authority to inspect the corporate and Taylor Street facilities at any time. The FDA also has the authority to order the Company to take a wide variety of actions if the FDA finds that the Company is not in compliance with the consent decree or FDA regulations. The FDA also has authority under the consent decree to assess liquidated damages for any violations of the consent decree, FDA regulations or the federal Food, Drug and Cosmetic Act. See Item 1. Business -- Government Regulation. Any such failure by the Company to comply with the consent decree or FDA regulations, or any need to complete significant remediation as a result of any such audits or inspections, or actions taken by the FDA as a result of any such failure to comply, could have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations.
During the pendency of the consent decree negotiations in 2012, and during its effectiveness since December 21, 2012, the Company has experienced significant pressures on its net sales and operating results. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company expects to continue to experience decreased net sales and profitability, particularly in the North America/HME segment, until it has successfully completed the previously described final third-party expert certification audit and FDA inspection and has received written notification from the FDA that the Company may resume full operations. Even after the Company receives the FDA notification, it is uncertain as to whether, or how quickly, the Company will be able to rebuild net sales and profitability to more typical historical levels, irrespective of market conditions.
The Company’s failure to comply with medical device regulatory requirements or receive regulatory clearance or approval for the Company’s products or operations in the United States or abroad could adversely affect the Company’s business.
The Company’s medical devices are subject to extensive regulation in the United States by the FDA, and by similar governmental authorities in the foreign countries where the Company does business. The FDA regulates virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing. In addition, the Company is required to file reports with the FDA if the Company’s products may have caused, or contributed to a death or serious injury, or if they malfunction and would be likely to cause, or contribute to a death or serious injury if the malfunction were to recur. In general, unless an exemption applies, the Company’s mobility and respiratory therapy medical devices must receive a pre-marketing clearance from the FDA before they can be marketed in the United States. The FDA also regulates the export of medical devices to foreign countries. The Company cannot be assured that any of the Company’s devices, to the extent required, will be cleared by the FDA through the pre-market clearance process or that the FDA will provide export certificates that are necessary to export certain of the Company’s products. Export certificates are required for the Company to have its products registered for sale in certain foreign countries. The inability to obtain export certificates for products produced at its Taylor Street or Sanford facilities has limited the Company's ability to support new foreign markets with such products. In connection with the FDA warning letter received by the Company's Sanford, Florida facility in December 2010, as described below, the FDA has refused to provide new export certificates for Company products until the matters covered in the warning letter are resolved. Currently, the Company cannot obtain new certificates of export for Sanford, Florida facility products until the warning letter has been closed and for Taylor Street facility products until the Company has exited the injunctive phase of the consent decree.

Additionally, the Company is required to obtain pre-market clearances to market modifications to the Company’s existing products or market its existing products for new indications. The FDA requires device manufacturers themselves to make and document a determination as to whether or not a modification requires a new clearance; however, the FDA can review and disagree with a manufacturer’s decision. The Company has applied for, and received, a number of pre-market clearances for modifications to marketed devices. The Company may not be successful in receiving clearances in the future or the FDA may not agree with the Company’s decisions not to seek clearances for any particular device modification. The FDA may require a clearance for any past or future modification or a new indication for the Company’s existing products. Such submissions may require the submission of additional data and may be time consuming and costly, and ultimately may not be cleared by the FDA.

If the FDA requires the Company to obtain pre-market clearances for any modification to a previously cleared device, the Company may be required to cease manufacturing and marketing the modified device or to recall the modified device until the Company obtains FDA clearance, and the Company may be subject to significant regulatory fines or penalties. In addition, the FDA may not clear these submissions in a timely manner, if at all. The FDA also may change its policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay pre-market clearance of the Company’s devices, or could impact the Company’s ability to market a device that was previously cleared. Any of the foregoing could adversely affect the Company’s business.

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

As part of its regulatory function, the FDA routinely inspects the sites of medical device companies, and in 2010, 2011 and 2014, the FDA inspected certain of the Company's facilities. In December 2012, the Company and the FDA agreed to a consent decree of injunction affecting the Company's corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. See the previous Risk Factor regarding the FDA consent decree. In addition, in December 2010, the Company received a warning letter from the FDA related to quality system processes and procedures at the Company's Sanford, Florida facility. The Company is executing a comprehensive quality systems remediation plan that is intended to address all of the FDA's concerns in the warning letter. However, the results of regulatory claims, proceedings or investigations are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter, or any other matter that may arise out of any FDA inspection of the Company's sites, could materially and adversely affect the Company's business, financial condition and results of operations. In January 2014, the FDA conducted inspections at the Company’s manufacturing facility in Suzhou, China and at the Company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. The FDA issued its inspectional observations on Form 483 to the Company after these inspections, and the Company submitted its responses to the agency in a timely manner.

In many of the foreign countries in which the Company manufactures or markets its products, the Company is subject to extensive medical device regulations that are similar to those of the FDA, including those in Europe. The regulation of the Company’s products in Europe falls primarily within the European Economic Area, which consists of the 27 member states of the European Union, as well as Iceland, Liechtenstein and Norway. Only medical devices that comply with certain conformity requirements of the Medical Device Directive are allowed to be marketed within the European Economic Area. In addition, the national health or social security organizations of certain foreign countries, including those outside Europe, require the Company’s products to be qualified before they can be marketed in those countries. Failure to receive or delays in the receipt of, relevant foreign qualifications in the European Economic Area or other foreign countries could have a material adverse effect on the Company’s business.

Being in the health care industry, the Company is subject to extensive government regulation, and if the Company fails to comply with applicable health care laws or regulations, the Company could suffer severe civil or criminal sanctions or be required to make significant changes to the Company’s operations that could have a material adverse effect on the Company’s results of operations.
The Company sells its products principally to medical equipment and home health care providers who resell or rent those products to consumers. Many of those providers (the Company’s customers) are reimbursed for the Invacare products sold to their customers and patients by third-party payors, including Medicare and Medicaid. The U.S. federal government and the governments in the states and other countries in which the Company operates regulate many aspects of the Company’s business. As a part of the health care industry, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Government agencies periodically open investigations and obtain information from health care suppliers and manufacturers pursuant to the legal process. Violations of law or regulations can result in severe administrative, civil and criminal penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on the Company’s business. While the Company has established numerous policies and procedures to address compliance with these laws and regulations, there can be no assurance that the Company's efforts will be effective to prevent a material adverse effect on the Company’s business from noncompliance issues. For example, as discussed in the preceding Risk Factors, the Company is subject to a FDA consent decree affecting its corporate facility and Taylor Street manufacturing facility in Elyria, Ohio and received a FDA warning letter related to its Sanford, Florida facility.

The Company received a subpoena in 2006 from the U.S. Department of Justice ("DOJ") seeking documents relating to three long-standing and well-known promotional and rebate programs maintained by the Company. The Company believes that the programs described in the subpoena are in compliance with all applicable laws and the Company has cooperated fully with the government investigation. As of February 2014, the subpoena remains pending; although the last communication with the DOJ was in 2007.

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

Reduced government reimbursement levels and changes in reimbursement policies have in the past added, and could continue to add, significant pressure to the Company’s revenues and profitability. For example, in 100 metropolitan areas, CMS introduced a national competitive bidding program (NCB) which set new, lower payment rates for medical equipment and supplies. Round one of NCB for nine metropolitan areas in the U.S. went into effect in January 2011. The reimbursement rates for nine product categories were reduced by an average of 32 percent in these nine metropolitan areas. Effective July 2013, CMS commenced round two of the NCB program, which was expanded to include an additional 91 metropolitan areas. CMS announced that Medicare reimbursement rates were cut an average of 45 percent for those providers participating in the round two of the NCB program. CMS announced that the NCB program has resulted in $202.1 million in savings in its first year of implementation in the nine metropolitan areas with significant savings primarily in oxygen and oxygen supplies, mail-order diabetic supplies and standard power wheelchairs. The CMS Office of the Actuary estimates that this program will save Medicare an estimated $25.8 billion, and beneficiaries an estimated $17.2 billion, over the next ten years.

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
The Affordable Care Act includes provisions intended to expand access to health insurance coverage, improve the quality and reduce the costs of healthcare over time. Specifically, as one means to pay for the costs of the Affordable Care Act, the law imposes a 2.3% sales-based excise tax on U.S. sales by manufacturers or importers of most medical devices beginning January 1, 2013. The excise tax is deductible by the manufacturer or importer on its federal income tax return. The Company has determined that most of its products are exempt from the tax based on the retail exemption provided in the Affordable Care Act as defined by the regulations. However, certain products that it sells for institutional use are subject to the excise tax. Based on its interpretation of the regulations, the Company's impact from the tax was approximately $400,000 for 2013, the majority of which the Company was able to pass on to the market. However, the excise tax may increase the Company’s cost of doing business, particularly if the exemptions do not ultimately apply as the Company expects based on its interpretations of the regulations.
Other provisions of this legislation include provisions to improve the quality of health care that can lower cost for beneficiaries. In 2012, Medicare Accountable Care Organizations (ACOs) began participating in the Medicare Shared Savings Program and the Pioneer Accountable Care Organization Model.  These programs encourage providers to invest in redesigning care for higher quality and more efficient service delivery. CMS has published that Medicare ACOs participating in the Shared Savings Program generated $147 million in net savings for Medicare in their first year while continuing to deliver high quality care.

The Affordable Care Act includes a number of policies to promote non-institutional long-term care programs that will help keep people at home and out of institutions. Forty-four states and the District of Columbia are now participating in the "Money Follows the Person Program" to help rebalance their long-term care systems to transition Medicaid beneficiaries from institutions to the community.  Over 31,000 people with chronic conditions and disabilities have transitioned from institutions back into the community through Money Follows the Person programs as of December 2012. Seventeen states are participating in the "Balancing Incentive Program," which gives states incentives to increase access to non-institutional long-term services and supports and provides new ways to serve more Medicaid beneficiaries in home and community-based settings. Fourteen states have approved Health Home State Plan Amendments to integrate and coordinate primary, acute, behavioral health, and long term services and supports for Medicaid beneficiaries. An additional Affordable Care Act program, "Independence at Home," tests whether providing chronically ill beneficiaries with primary care in the home will help them stay healthy and out of the hospital.  Fifteen physician practices and three consortia of physician practices are participating in the Independence at Home Demonstration.

The Affordable Care Act and the programs implemented by the law may reduce reimbursements for the Company's products, may impact the demand for the Company’s products and may impact the prices at which the Company sells its products. In addition, various healthcare programs and regulations may be ultimately implemented at the federal or state level. Such changes could have a material adverse effect on the Company’s business, results of operations and/or financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010, and the rules and regulations enacted thereunder by the SEC and the Commodity Futures Trading Commission (CFTC), institute a wide range of reforms, certain of which may impact the Company. Among other things, the Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions that authorize or require the SEC to adopt additional rules and regulations in these areas, such as shareholder “say on pay” voting and proxy access. The Dodd-Frank Act also provides for new statutory and regulatory requirements for derivative transactions, including foreign exchange and interest rate hedging transactions, and new requirements will be implemented over time. The Company enters into foreign exchange contracts, interest rate swaps and foreign currency forward contracts from time to time to manage its exposure to commodity price risk, foreign currency exchange risk and interest rate risk. The Company does not enter into derivative transactions for speculative purposes. Unless exempt, certain of these transactions, such as interest rate swaps and foreign exchange swaps, are required to be cleared by a registered derivatives clearing organization and subject to exchange trading requirements. If a derivative is required to be cleared, the Company would be subject to cash and securities initial and variation margin posting, increasing the cost to the Company of mitigating commercial risk and impacting its strategic hedging activity. The contractual counterparties in hedging arrangements are likewise subject to increased costs as a result of compliance with the Dodd-Frank Act and it is anticipated these costs will be passed on to their customers. Derivative activities are subject to further regulatory and rule making activities by the SEC and CFTC as a result of the Dodd-Frank Act, creating uncertainty as to the impact of the Dodd-Frank Act on the Company's business. The Company will continue to analyze the suitability of particular hedging arrangements and to invest appropriate resources to comply with both existing and evolving standards.

In addition, the Dodd-Frank Act contains provisions to improve transparency and accountability concerning the sourcing of “conflict minerals” from mines located in the conflict zones of the Democratic Republic of Congo (DRC) and its adjoining countries. The term “conflict minerals” currently encompasses tantalum, tin, tungsten (or their ores) and gold. Conflict minerals can be found in a vast array of products. This legislation requires manufacturers, such as the Company, to investigate and disclose their use of any conflict minerals originating in the DRC or adjoining countries. It also implements guidelines to assist the manufacturer in preventing, by way of performing due diligence in its supply chain, any such sourcing from, or potentially financing or benefiting, armed groups in this area. The initial conflict materials report is to be filed with the SEC by May 31, 2014. The Company may be required to undertake a significant due diligence process requiring considerable investments of human resources and finances in order to comply with the conflict minerals due diligence and disclosure requirements. If the Company's suppliers are unable or unwilling to provide it with requested information and to take other steps to ensure that there is no financing or benefiting of armed groups in the DRC and there are no conflict minerals included in materials or components supplied to the Company, it may be forced to disclose in its SEC filings about the use of conflict minerals in its supply chain, which may expose the Company to reputational risks, which in turn could materially adversely affect its business, financial condition and results of operations.

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

The Company’s products are subject to recalls, which could be costly and harm the Company’s reputation and business.
The Company is subject to ongoing medical device reporting regulations that require the Company to report to the FDA or similar governmental authorities in other countries if the Company’s products cause, or contribute to, death or serious injury, or if they malfunction and would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries could force the Company to do a field correction or recall the Company’s products in the event of material deficiencies or defects in design or manufacturing. In addition, in light of a deficiency, defect in design or manufacturing or defect in labeling, the Company may voluntarily elect to recall or correct the Company’s products. A government mandated or voluntary recall/field correction by the Company could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall/field correction would divert managerial and financial resources and could harm the Company’s reputation with its customers, product users and the health care professionals that use, prescribe and recommend the Company’s products. The Company could have product recalls or field actions that result in significant costs to the Company in the future, and these actions could have a material adverse effect on the Company’s business. As an example, the Company's power wheelchair joystick recall has resulted in the recording an incremental warranty expense of $7,264,000 in 2013. The Company will continue to review the adequacy of the joystick recall accrual as the recall progresses.

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

The Company also is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company does at times use interest rate swap contracts to mitigate its exposure to interest rate fluctuations, but those efforts may not adequately protect the Company from significant interest rate risks. Interest on much of the Company’s debt is based on the London Interbank Offered Rate (LIBOR), which is currently historically low. Increases in LIBOR could have a significant impact on the Company’s reported interest expense.

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

The Company is self-insured in North America for product liability exposures through its captive insurance company, Invatection Insurance Company, which currently has a policy year that runs from September 1 to August 31 and insures annual policy losses up to $10,000,000 per occurrence and $13,000,000 in the aggregate. The Company also has additional layers of external insurance coverage insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the Company’s per country foreign liability limits, as applicable. There can be no assurance that the Company’s current insurance levels will continue to be adequate or available at affordable rates.

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
The Company sells products to customers primarily in markets that are characterized by technological change, product innovation and evolving industry standards, yet in which product price is increasingly a primary consideration in customers’ purchasing decisions. The Company historically has been engaged in product development and improvement programs. However, during 2012 and 2013 as a result of the FDA consent decree, which is described elsewhere in this Annual Report on Form 10-K, the Company's engineering resources were focused primarily on quality remediation and not on the design of new products. The Company has received the FDA's approval to resume design activities at the impacted Elyria facilities and has started to refocus its engineering resources on new product development.

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
The Company's senior secured revolving credit agreement, as most recently amended on January 31, 2014, (the “Amended and Restated Credit Agreement”) has been a principal source of financing for much of its liquidity needs. As a result of the January 31, 2014 amendment, the capacity was reduced from $250,000,000 to $100,000,000. The credit facility contains, among other things, certain financial covenants that require the Company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, as defined under the credit facility) of no greater than 4.75 to 1 for the first quarter of 2014 and gradually decreasing each quarter to 3.5 to 1 in the fourth quarter of 2014, and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, as defined under the credit facility) of no less than 3.5 to 1. In calculating the leverage ratio, the Company can only exclude cash restructuring charges up to a maximum of $20,000,000 from May 30, 2013 until the agreement expires in 2015. If the Company is unsuccessful in meeting these covenants or other, financial or operating covenants in its credit facility, it would result in a default which could trigger acceleration of, or the right to accelerate, the related debt. Because of cross-default provisions in the agreements and instruments governing certain of the Company's indebtedness, a default under the credit facility could result in a default under, and the acceleration of, certain other Company indebtedness. In addition, the Company's lenders would be entitled to proceed against the collateral securing the indebtedness.

These covenants could materially and adversely affect the Company’s ability to finance its future operations or capital needs. Furthermore, they may restrict the Company’s ability to conduct and expand its business and pursue its business strategies. The Company’s ability to meet these financial ratios and financial condition tests can be affected by events beyond its control, including changes in general economic and business conditions, or they can be affected by government enforcement actions, such as, for example, adverse impacts from the FDA consent decree of injunction. If the Company were unsuccessful in meeting those, or other, financial or operating covenants in its credit facility, it would result in a default which could trigger acceleration of, or the right to accelerate, the related debt. The Company's ability to meet its liquidity needs will depend on many factors, including the operating performance of the business, the Company's ability to successfully complete in a timely manner the third-party expert certification audit and FDA inspection contemplated under the consent decree and receipt of the written notification from the FDA permitting the Company to resume full operations, as well as the Company's continued compliance with the covenants under its credit facility. Notwithstanding the Company's expectations, if the Company's operating results decline more than it currently anticipates, or if the Company is unable to successfully complete the final consent decree-related third-party expert certification audit and FDA inspection within the currently estimated time frame, the Company may be unable to comply with the financial covenants, and its lenders could demand repayment of the amounts outstanding under the Company's credit facility.

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

The Company also has an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare's North America customers. Either party could terminate this agreement with 180 days notice or 90 days notice by DLL upon the occurrence of certain events. Should this agreement be terminated, the Company's borrowing under the credit agreement could increase.

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
The Company has two classes of common stock. The Common Shares have one vote per share and the Class B Common Shares have 10 votes per share. As of January 1, 2014, the Company’s chairman, Mr. A. Malachi Mixon, III, and certain members of management beneficially owned (including the right to acquire) approximately 34% of the combined voting power of the Company’s Common Shares and Class B Common Shares and could influence the outcome of a corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company’s assets. They also will have the power to influence or make more difficult a change in control. The interests of Mr. Mixon and his relatives may differ from the interests of the other shareholders, and they may take actions with which some shareholders may disagree.

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

Additional tax expense or additional tax exposures could affect the Company's future profitability, cash flow and compliance with debt covenants.
The Company is subject to income taxes in both the United States and various non-U.S. jurisdictions. The domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. The Company's tax expense includes estimates of additional tax which may be incurred for tax exposures and reflects various estimates and assumptions. In addition, the assumptions include assessments of future earnings of the Company that could impact the valuation of its deferred tax assets. The Company’s future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of its tax exposures. Corporate tax reform and tax law changes continue to be analyzed in the United States and in many other jurisdictions.
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

Certain provisions of the Company’s debt agreements, its charter documents, its shareholder rights plan and Ohio law could delay or prevent the sale or change in control of the Company.
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

Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.        Properties.

The Company owns or leases its warehouses, offices and manufacturing facilities and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the Company as of December 31, 2013 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the Company included in this report and in the table below:

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
North American/HME Operations
Alexandria, Virginia	230	September 2014	None	Offices
Alpharetta, Georgia	11,665	March 2016	One (2 yr.)	Warehouse and Offices
Arlington, Texas	63,626	May 2015	One (3 yr.)	Warehouse
Atlanta, Georgia	91,418	April 2016	One (3 yr.)	Warehouse and Offices
Atlanta, Georgia	20,000	Month to Month	None	Warehouse and Offices
Beijing, China	1,399	January 2015	None	Offices
Cranbury, New Jersey	111,987	April 2018	Two (3 yr.)	Warehouse and Offices
Cranbury, New Jersey	127,963	April 2018	Two (3 yr.)	Warehouse and Offices
Elyria, Ohio
—1200 Taylor Street	251,656	Own	—	Manufacturing and Offices
—899 Cleveland Street	100,264	November 2014	None	Warehouse
—One Invacare Way	50,000	Own	—	Headquarters
—1320 Taylor Street	30,000	January 2015	One (5 yr.)	Offices
—1166 Taylor Street	4,800	Own	—	Warehouse and Offices
—56 Ternes Avenue	12,001	December 2014	One (1 yr.)	Warehouse
Grand Prairie, Texas	87,508	August 2015	One (5 yr.)	Warehouse and Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
North American/HME Operations
Kirkland, Quebec	26,196	November 2015	None	Manufacturing, Warehouse and Offices
Marlboro, New Jersey	2,800	June 2015	None	Offices
Milford, Massachusetts	29,582	December 2015	None	Offices
Mississauga, Ontario	61,375	February 2016	None	Warehouse and Offices
Morton, Minnesota	28,400	May 2015	Two (3 yr.)	Manufacturing, Warehouse and Offices
North Ridgeville, Ohio	152,861	Own	—	Manufacturing, Warehouse and Offices
Ontario, California	97,618	May 2018	Two (3 yr.)	Warehouse and Offices
Ontario, California	121,900	May 2018	Two (3 yr.)	Warehouse and Offices
Pharr, Texas	4,375	November 2014	None	Warehouse and Offices
Pinellas Park, Florida	11,400	Month to Month	None	Manufacturing and Offices
Pinellas Park, Florida	3,200	Month to Month	None	Manufacturing
Pinellas Park, Florida	3,200	Month to Month	None	Manufacturing
Reynosa, Mexico	152,256	Own	—	Manufacturing and Offices
Sanford, Florida	116,272	Own	—	Manufacturing and Offices
Scarborough, Ontario	5,428	February 2017	None	Manufacturing and Offices
Shanghai, China	1,615	May 2015	None	Offices
Shenzhen, China	2,901	September 2014	None	Offices
Simi Valley, California	38,501	February 2019	None	Manufacturing, Warehouse and Offices
Spicewood, Texas	6,500	Month to Month	None	Manufacturing and Offices
Suzhou, China	129,824	April 2017	None	Manufacturing, Warehouse and Offices
Tonawanda, New York	7,515	March 2018	None	Warehouse and Offices
Vaughan, Ontario	26,637	December 2015	None	Manufacturing and Offices

Institutional Products Group
Albuquerque, New Mexico	3,888	December 2014	One (2 yr.)	Warehouse and Offices
Boise, Idaho	1,670	Month to Month	None	Warehouse and Offices
Brookfield, Wisconsin	3,200	Month to Month	None	Warehouse and Offices
Chicopee, Massachusetts	4,800	December 2015	Two (3 yr.)	Warehouse and Offices
Eden Prairie, Minnesota	3,764	September 2015	One (3 yr.)	Warehouse and Offices
Eureka, California	1,302	January 2015	One (3 yr.)	Warehouse and Offices
Fredericksburg, Virginia	3,000	July 2016	One (3 yr.)	Warehouse and Offices
Fresno, California	3,000	April 2014	None	Warehouse and Offices
Gastonia, North Carolina	3,000	October 2016	One (3 yr.)	Warehouse and Offices
Hampden, Maine	4,800	September 2014	Four (1 yr.)	Warehouse and Offices
Hayward, California	4,950	July 2017	None	Warehouse and Offices
Indianapolis, Indiana	2,400	December 2015	Two (3 yr.)	Warehouse and Offices
Kansas City, Missouri	3,840	February 2016	One (3 yr.)	Warehouse and Offices
Knoxville, Tennessee	2,400	May 2014	None	Warehouse and Offices
Lakewood, Washington	4,500	June 2015	One (3 yr.)	Warehouse and Offices
Las Vegas, Nevada	1,609	December 2014	None	Warehouse and Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Institutional Products Group
Lithia Springs, Georgia	4,000	December 2015	None	Warehouse and Offices
London, Ontario	103,200	Own	—	Manufacturing and Offices
Maryland Heights, Missouri
—15 Worthington Access Drive	10,786	November 2019	One (3 yr.)	Offices
—320 Fee Fee Road	1,500	January 2016	One (3 yr.)	Warehouse and Offices
Memphis, Tennessee	3,450	June 2014	One (3 yr.)	Warehouse and Offices
Modesto, California	4,535	January 2016	One (3 yr.)	Warehouse and Offices
Nashville, Tennessee	1,946	November 2015	One (3 yr.)	Warehouse and Offices
Norristown, Pennsylvania	3,790	February 2016	None	Warehouse and Offices
North Highlands, California	3,925	February 2015	One (3 yr.)	Warehouse and Offices
Norwood, Massachusetts	15,000	August 2014	One (3 yr.)	Warehouse and Offices
Orlando, Florida	2,206	October 2015	None	Warehouse and Offices
Phoenix, Arizona	2,289	Month to Month	None	Warehouse and Offices
Pittsburgh, Pennsylvania	2,912	August 2014	None	Warehouse and Offices
Portland, Oregon	2,500	November 2014	None	Warehouse and Offices
Rancho Dominguez, California	15,000	August 2014	None	Warehouse and Offices
Redlands, California	3,568	December 2015	One (3 yr.)	Warehouse and Offices
Salt Lake City, Utah	4,000	December 2015	One (3 yr.)	Manufacturing and Offices
San Diego, California	3,499	August 2015	None	Warehouse and Offices
Springfield, Oregon	3,264	November 2015	None	Warehouse and Offices
Spokane Valley, Washington	3,200	May 2015	None	Warehouse and Offices
Spokane Valley, Washington	8,760	Month to Month	None	Warehouse
Tampa, Florida	3,750	November 2014	One (3 yr.)	Warehouse and Offices
Tea, South Dakota	1,782	December 2015	One (3 yr.)	Warehouse and Offices
Wallingford, Connecticut	4,000	December 2014	None	Warehouse and Offices
Westin, Wisconsin	1,832	April 2016	One (3 yr.)	Warehouse and Offices
Woburn, Massachusetts	5,200	Month to Month	None	Warehouse and Offices

Asia/Pacific Operations
Auckland, New Zealand	30,518	September 2014	None	Manufacturing, Warehouse and Offices
Christchurch, New Zealand	13,691	December 2014	None	Offices
Christchurch, New Zealand	72,269	December 2017	One (3 yr.)	Manufacturing, Warehouse and Offices
Kidderminster, United Kingdom	6,200	January 2018	None	Warehouse and Offices
Netley, SA, Australia	34,628	June 2016	One (5 yr.)	Warehouse and Offices
North Olmsted, Ohio	2,280	October 2016	One (3 yr.)	Warehouse and Offices
North Rocks, NSW, Australia	45,714	August 2017	Two (3 yr.)	Warehouse and Offices
Suzhou, China	41,290	November 2016	None	Manufacturing, Warehouse and Offices

European Operations
Albstadt, Germany	73,894	February 2018	Two (5 yr.)	Manufacturing, Warehouse and Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
European Operations
Albstadt, Germany	12,917	November 2014	One (1 yr.)	Warehouse
Anderstorp, Sweden	47,576	Own	—	Manufacturing, Warehouse and Offices
Backemarks, Sweden	65,660	December 2014	One (9 mos.)	Manufacturing, Warehouse and Offices
Bergen, Norway	1,076	May 2014	One (6 mos.)	Warehouse and Offices
Brondby, Denmark	17,922	Month to Month	One (1 yr.)	Warehouse and Offices
Brondby, Denmark	3,767	Month to Month	None	Warehouse
Dio, Sweden	110,524	Own	—	Manufacturing, Warehouse and Offices
Dublin, Ireland	5,000	May 2024	Three (5 yr.)	Warehouse and Offices
Ede, The Netherlands	12,917	November 2014	One (5 yr.)	Warehouse
Ede, The Netherlands	9,257	November 2016	One (5 yr.)	Offices
Erniss, Sweden	17,502	Month to Month	One (3 mos.)	Warehouse
Fondettes, France	191,856	Own	—	Manufacturing and Warehouse
Girona, Spain	14,639	November 2015	One (1 yr.)	Warehouse and Offices
Gland, Switzerland	5,586	September 2014	One (1 yr.)	Offices
Gland, Switzerland	1,184	September 2014	One (1 yr.)	Offices
Goteborg, Sweden	2,691	September 2015	One (3 yr.)	Warehouse
Isny, Germany	47,232	Own	—	Manufacturing, Warehouse and Offices
Isny, Germany	1,615	Own	—	Warehouse
Kinross, United Kingdom	4,800	Month to Month	One (6 mos.)	Warehouse and Offices
Kristiansand, Norway	646	January 2016	One (6 mos.)	Services and Offices
Landskrona, Sweden	5,382	January 2015	One (3 yr.)	Warehouse
Lillehammer, Norway	807	May 2014	One (6 mos.)	Services and Offices
Loppem, Belgium	4,036	March 2015	—	Warehouse and Offices
Mondsee, Austria	1,508	March 2014	One (3 yr.)	Warehouse and Offices
Mondsee, Austria	767	December 2016	One (3 yr.)	Offices
Mondsee, Austria	377	Month to Month	None	Warehouse
Neuville en Ferrain, France	1,399	April 2016	One (3 yr.)	Offices
Oporto, Portugal	88,270	November 2015	One (1 yr.)	Manufacturing, Warehouse and Offices
Oskarshamn, Sweden	1,076	December 2014	One (1 yr.)	Warehouse
Oslo, Norway	24,262	April 2016	One (6 mos.)	Manufacturing, Warehouse and Offices
Pencoed, United Kingdom	150,000	December 2019	None	Manufacturing and Offices
Porta Westfalica, Germany	134,563	November 2021	Two (5yr.)	Manufacturing, Warehouse and Offices
Porta Westfalica, Germany	8,930	May 2014	One (1 yr.)	Warehouse
Spanga, Sweden	16,146	Own	—	Warehouse and Offices
Thiene, Italy	21,528	Own	—	Warehouse and Offices
Tromso, Norway	678	June 2016	One (6 mos.)	Services and Offices
Trondheim, Norway	5,027	December 2018	One (6 mos.)	Services and Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
European Operations
Witterswil, Switzerland	40,343	March 2015	One (5 yr.)	Manufacturing, Warehouse and Offices
Witterswil, Switzerland	2,241	Month to Month	None	Warehouse
Witterswil, Switzerland	2,241	Month to Month	None	Warehouse

Item 3.        Legal Proceedings.

In the ordinary course of its business, the Company is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All of the product liability lawsuits that the Company faces in the United States have been referred to the Company's captive insurance company and/or excess insurance carriers while all non-U.S. lawsuits have been referred to the Company's commercial insurance carriers. All such lawsuits are generally contested vigorously. The coverage territory of the Company's insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. Management does not believe that the outcome of any of these actions will have a material adverse effect upon the Company's business or financial condition.
In December 2012, the Company reached agreement with the FDA on the terms of the consent decree of injunction with respect to the Company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limited the Company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The Company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the Company must successfully complete a third-party expert certification audit at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, the FDA. After the final certification report is submitted to the FDA, along with the Company’s own report as to its compliance as well as responses to any observations in the certification report, the FDA will perform an inspection of the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the Quality System Regulation (QSR). The FDA has the authority to inspect at any time. Once satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.
During 2013, the Company completed the first two of the third-party expert certification audits, and the FDA found the results of both to be acceptable. In these reports, the third-party expert certified that the Company's equipment and process validation procedures and its design control systems are compliant with the FDA's QSR. As a result of the FDA's acceptance of the first certification report on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other Company facilities. The Company's receipt of the FDA's acceptance of the second certification report on July 15, 2013, resulted in the Company being able to resume design activities at the impacted facilities related to power wheelchairs and power beds. The third, most comprehensive third-party certification audit is a comprehensive review of the Company's compliance with the FDA's QSR at the impacted Elyria facilities.
During the final expert certification audit, the auditor indicated that some additional work was required primarily in the Company's updated complaint and risk review processes before the final, and most comprehensive, certification report could be completed and provided to the FDA, as the Company discussed in its December 23, 2013 press release. The Company has been executing its action plan relating to these comments, and the third-party expert returned at the end of February 2014 to re-commence this final certification audit.
The Company cannot predict the timing of the completion or the outcome of the third-party expert’s final certification report. After the expert's certification report is completed and submitted to the FDA, along with the Company’s own report related to its compliance status together with its responses to any observations in the certification report, the FDA is expected to inspect the Company's corporate and Taylor Street facilities to determine whether they are in compliance with the FDA's QSR. The FDA has the authority to inspect these facilities at any time. If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.
After resumption of full operations, the Company must undergo five years of audits by a third-party expert auditor to determine whether the facilities are in continuous compliance with FDA regulations and the consent decree. The auditor will inspect the corporate and Taylor Street facilities’ activities every six months in the first year following the resumption of full operations and then once every 12 months for the next four years.
Under the consent decree, the FDA has the authority to inspect the corporate and Taylor Street facilities at any time. The FDA also has the authority to order the Company to take a wide variety of actions if the FDA finds that the Company is not in compliance with the consent decree or FDA regulations, including requiring the Company to shut down all operations relating to Taylor Street products. The FDA can also order the Company to undertake a partial shutdown or a recall, issue a safety alert, public health advisory, or press release, or to take any other corrective action the FDA deems necessary with respect to Taylor Street products.
The FDA also has authority under the consent decree to assess liquidated damages of $15,000 per violation per day for any violations of the consent decree, FDA regulations or the federal Food, Drug, and Cosmetic Act. The FDA may also assess liquidated damages for shipments of adulterated or misbranded devices, except as permitted by the consent decree, in the amount of twice the sale price of any such adulterated or misbranded device. The liquidated damages are capped at $7,000,000 for each calendar year. The liquidated damages are in addition to any other remedies otherwise available to the FDA, including civil money penalties.
For additional information regarding the consent decree, please see the following sections of this Annual Report on Form 10-K: Item 1. Business - Government Regulation; Item 1A. Risk Factors; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.
As previously disclosed, in December 2010, the Company received a warning letter from the FDA related to quality system processes and procedures at the Company's Sanford, Florida facility. At the time of filing of this Annual Report on Form 10-K, this matter remains pending. See Item 1A. Risk Factors in this Annual Report on Form 10-K.
On November 15, 2013, an amended complaint, in a lawsuit originally instituted on May 24, 2013, was filed against Invacare Corporation, Gerald B. Blouch and A. Malachi Mixon III in the U.S. District Court for the Northern District of Ohio, alleging that the defendants violated federal securities laws by failing to properly disclose the issues that the Company has faced with the FDA. The lawsuit seeks class certification and unspecified damages and attorneys' fees for purchasers of the Company's common shares between July 22, 2010 and December 7, 2011. This lawsuit has been referred to the Company's insurance carriers. The Company intends to vigorously defend this lawsuit.

On February 14, 2014, an amended complaint, in a lawsuit originally instituted on August 26, 2013, was filed against Invacare Corporation, Gerald B. Blouch, A. Malachi Mixon III and Patricia Stumpp, as well as outside directors Dale C. LaPorte, Michael F. Delaney and Charles S. Robb, in the U.S. District Court for the Northern District of Ohio, alleging that the defendants breached their fiduciary duties and violated the Employment Retirement Security Act (ERISA) in the administration and maintenance of the Company stock fund in the Company’s Retirement Savings Plan (401(k) Plan). The lawsuit seeks class certification and unspecified damages and attorneys' fees for participants in the Company's stock fund of the 401(k) Plan between July 22, 2010 and the present. This lawsuit has been referred to the Company's insurance carriers. The Company intends to vigorously defend this lawsuit.

The Company received a subpoena in 2006 from the U.S. Department of Justice (“DOJ”) seeking documents relating to three longstanding and well-known promotional and rebate programs maintained by the Company. The Company believes that the programs described in the subpoena are in compliance with all applicable laws and the Company has cooperated fully with the government investigation. At the time of filing of this Annual Report on Form 10-K, the subpoena remains pending; although the last communication with the DOJ was in 2007.

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

Name	Age	Position
A. Malachi Mixon, III	73	Chairman of the Board of Directors
Gerald B. Blouch	67	President and Chief Executive Officer and Director
Robert K. Gudbranson	50	Senior Vice President, Chief Financial Officer and Treasurer
Anthony C. LaPlaca	55	Senior Vice President, General Counsel and Secretary
Joseph B. Richey, II	77	President—Invacare Technologies Division, Senior Vice President—Electronics and Design Engineering and Director
John M. Remmers	52	Senior Vice President—Global Supply Chain, Operations and Engineering
Louis F.J. Slangen**	66	Executive Vice President—Marketing and Chief Product Officer
Patricia A. Stumpp	52	Senior Vice President—Human Resources
 ________________________

*	The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

**
As reported by the Company in its Current Report on Form 8-K filed on February 27, 2014, Mr. Slangen will retire from the Company effective as of February 28, 2014, at which time his primary responsibilities with the Company will be assumed by John M. Remmers.

A. Malachi Mixon, III has been a director since 1979. Mr. Mixon served as Chief Executive Officer from 1979 through 2010 and as President until 1996. He has served as Chairman of the Board since 1983. Mr. Mixon serves on the Board of Directors of Park-Ohio Holdings Corp. (NASDAQ), Cleveland, Ohio, a diversified manufacturing services and products holding company. Mr. Mixon serves as Chairman Emeritus of the Board of Trustees of The Cleveland Clinic Foundation, Cleveland, Ohio, one of the world’s leading academic medical centers, and as Chairman of the Cleveland Institute of Music, a leading music conservatory.

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

John M. Remmers was appointed Senior Vice President, Global Supply Chain and Operations in September 2010. In December 2012 his responsibilities were expanded to include engineering. From March 2007 until September 2010, Mr. Remmers was Executive Vice President and General Manager at TTI Floor Care where he was responsible for select business units, product marketing, engineering, operations and supply chain. Prior to that, he spent thirteen years with Robert Bosch Tool Corporation, where he served as the Sr. Vice President of New Product Development. Mr. Remmers holds a B.S. in Metallurgical Engineering from Missouri University of Science and Technology and obtained his M.B.A. from the University of Chicago’s Booth School of Business.

Joseph B. Richey, II was named President—Invacare Technologies Division and Senior Vice President—Electronics and Design Engineering in September 1992. Previously, Mr. Richey was Senior Vice President of Product Development from July 1984 to September 1992 and Senior Vice President and General Manager of North American Operations from September 1989 to September 1992. Mr. Richey was a director of Invacare from 1980 until he retired from his director role in May 2013. Mr. Richey is also a member of the Board of Trustees for Case Western Reserve University and The Cleveland Clinic Foundation. Mr. Richey previously served on the Board of Directors of Steris Corporation from 1987 to July 2009.

Louis F. J. Slangen was named Executive Vice President—Marketing and Chief Product Officer in February 2012 and will retire from the Company effective as of February 28, 2014. Previously, Mr. Slangen served as Senior Vice President—Corporate Marketing and Chief Product Officer from September 2010 to February 2012; Senior Vice President—Global Market Development from June 2004 to September 2010; Senior Vice President—Sales & Marketing from December 1994 to June 2004 and from September 1989 to December 1994 was Vice President—Sales and Marketing. Mr. Slangen was also President—Rehab Division from March 1994 to December 1994 and Vice President and General Manager—Rehab Division from September 1992 to March 1994.

Patricia A. Stumpp has been the Senior Vice President—Human Resources since September 2009. Mrs. Stumpp joined Invacare in 1991 and was promoted to her current position in 2009. Previously, Mrs. Stumpp served as Director of Compensation & Benefits from January 2001 to August 2006 and as Director of the Human Resources Group from August 2006 until August 2009. She also has prior experience in healthcare, small business and the services industry. She holds a B.A. in Psychology and M.B.A. from The University of Toledo.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Invacare’s Common Shares, without par value, trade on the New York Stock Exchange (NYSE) under the symbol “IVC.” Ownership of the Company’s Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members without first being converted into Common Shares. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The number of record holders of the Company Common Shares and Class B Common Shares at February 25, 2014 was 2,618 and 26, respectively. The closing sale price for the Common Shares on February 25, 2014 as reported by NYSE was $19.61. The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares and dividends in each of the two most recent fiscal years were as follows:

	2013			2012
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
Quarter Ended:
December 31	$23.21	$16.54	$0.0125	$16.45	$12.98	$0.0125
September 30	17.46	14.53	0.0125	17.15	13.37	0.0125
June 30	16.23	11.11	0.0125	16.54	14.21	0.0125
March 31	17.18	12.84	0.0125	17.94	15.49	0.0125

During 2013 and 2012, the Board of Directors also declared annualized dividends of $0.045 per Class B Common Share. For information regarding limitations on the payment of dividends in the Company loan and note agreements, see Long Term Debt in the Notes to the Consolidated Financial Statements included in this report. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, regarding covenants in the Company's senior credit facility with respect to the payment of dividends.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly cumulative total return on Invacare’s common shares against the yearly cumulative total return of the companies listed on the Standard & Poor’s 500 Stock Index, the Russell 2000 Stock Index and the S&P Healthcare Equipment & Supplies Index*.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Invacare Corporation, the S&P 500 Index, the Russell 2000 Index, and S&P Healthcare Equipment & Supplies
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Invacare Corporation
S&P 500
Russell 2000
S&P Healthcare Equipment & Supplies

	12/08	12/09	12/10	12/11	12/12	12/13
Invacare Corporation	$100.00	$161.11	$195.13	$99.18	$105.99	$151.50
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
S&P Healthcare Equipment & Supplies	100.00	126.96	129.29	127.76	151.32	195.98

Copyright© 2014 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Copyright© 2014 Russell Investment Group. All rights reserved.
________________________

*	The S&P Healthcare Equipment & Supplies Index is a capitalization-weighted average index comprised of health care companies in the S&P 500 Index.

The graph assumes $100 invested on December 31, 2008 in the common shares of Invacare Corporation, S&P 500 Index, Russell 2000 Index and the S&P Healthcare Equipment & Supplies Index, including reinvestment of dividends, through December 31, 2013.

The following table presents information with respect to repurchases of common shares made by the Company during the three months ended December 31, 2013.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
10/1/2013	-	10/31/13	—	$—	—	2,453,978
11/1/2013	-	11/30/13	23,105	22.41	—	2,453,978
12/1/2013	-	12/31/13	—	—	—	2,453,978
Total			23,105	$21.20	—	2,453,978
________________________

(1)
All 23,105 shares repurchased between November 1, 2013 and November 30, 2013 were surrendered to the Company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees under the Company’s 2003 Performance Plan.

(2)
In 2001, the Board of Directors authorized the Company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the Company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the Company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The Company did not purchase any shares pursuant to this Board authorized program during 2013.

The equity compensation plan information required under Item 201(d) of Regulation S-K is incorporated by reference to the information under the caption "Equity Compensation Plan Information" in the Company's definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders.

Item 6.        Selected Financial Data.

The selected consolidated financial data set forth below with respect to the Company’s consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity for the fiscal years ended December 31, 2013, 2012 and 2011, and the consolidated balance sheets as of December 31, 2013 and 2012 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K. The consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity data for the fiscal years ended December 31, 2010 and 2009 and consolidated balance sheet data for the fiscal years ended December 31, 2011, 2010 and 2009 are derived from the Company’s previously filed Consolidated Financial Statements. The data set forth below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The Balance Sheet, Other Data and Key Ratios reflect the impact of discontinued operations to the extent included in the Consolidated Balance Sheets and Consolidated Statement of Cash Flows.

	2013 *	2012 **	2011 ***	2010 ****	2009 *****
	(In thousands, except per share and ratio data)
Earnings
Net Sales from continuing operations	$1,352,359	$1,432,693	$1,482,429	$1,408,690	$1,398,196

Net Earnings (loss) from continuing operations	(51,000)	(11,075)	(21,760)	8,133	26,465
Net Earnings from discontinued operations	84,051	12,902	17,647	17,208	14,714
Net Earnings (loss)	33,051	1,827	(4,113)	25,341	41,179

Net Earnings (loss) per Share—Basic:
Net Earnings (loss) from Continuing Operations	(1.60)	(0.35)	(0.68)	0.25	0.83
Net Earnings from Discontinued Operations	2.63	0.41	0.55	0.53	0.46
Net Earnings (loss) per Share—Basic	1.04	0.06	(0.13)	0.78	1.29

Net Earnings (loss) per Share—Assuming Dilution:
Net Earnings (loss) from Continuing Operations	(1.60)	(0.35)	(0.68)	0.25	0.83
Net Earnings from Discontinued Operations	2.62	0.40	0.55	0.53	0.46
Net Earnings (loss) per Share—Assuming Dilution	1.03	0.06	(0.13)	0.78	1.29

Dividends per Common Share	0.05	0.05	0.05	0.05	0.05
Dividends per Class B Common Share	0.04545	0.04545	0.04545	0.04545	0.04545

Balance Sheet
Current Assets	$419,539	$567,949	$528,770	$526,159	$528,464
Total Assets	1,096,434	1,262,294	1,281,054	1,280,400	1,359,501
Current Liabilities	276,165	299,735	287,939	290,308	290,327
Working Capital	143,374	268,214	240,831	235,851	238,137
Long-Term Debt	31,184	229,375	260,440	238,090	272,234
Other Long-Term Obligations	118,276	112,195	106,150	99,591	95,703
Shareholders’ Equity	670,809	620,989	626,525	652,411	701,237

Other Data
Research and Development Expenditures	$24,544	$24,459	$27,556	$25,954	$25,725
Capital Expenditures	14,158	20,091	22,160	17,353	17,999
Depreciation and Amortization	36,789	38,593	38,883	36,804	40,562

Key Ratios
Return on Sales % from continuing operations	(3.8)	(0.8)	(1.5)	0.6	1.9
Return on Average Assets %	2.8	0.1	(0.3)	1.9	3.1
Return on Beginning Shareholders’ Equity %	5.3	0.3	(0.6)	3.6	7.7
Current Ratio	1.5:1	1.9:1	1.8:1	1.8:1	1.8:1
Debt-to-Equity Ratio	0.1:1	0.4:1	0.4:1	0.4:1	0.4:1
  ________________________

*
Reflects charges related to restructuring from continuing operations of $9,336,000 ($7,493,000 after-tax expense or $0.23 per share assuming dilution), incremental warranty expense of $7,264,000 ($7,170,000 after-tax expense or $0.22 per share assuming dilution related to the power wheelchair joystick recall) and the positive impact of an intraperiod tax allocation associated with discontinued operations of $1,220,000 or $0.04 per share assuming dilution.

**
Reflects charges related to restructuring from continuing operations of $11,395,000 ($11,255,000 after-tax expense or $0.36 per share assuming dilution), a discrete 2012 tax expense related to prior years of $9,336,000 or $0.30 per share assuming dilution which is a non-cash charge in 2012 for a matter that is under audit and being contested by the Company, early debt extinguishment charges of $312,000 ($312,000 after-tax expense or $0.01 per share assuming dilution) and the positive impact of an intraperiod tax allocation associated with discontinued operations of $7,126,000 or $0.23 per share assuming dilution.

***
Reflects asset write-downs for goodwill and intangibles of $49,480,000 ($48,719,000 after tax or $1.52 per share assuming dilution), loss on debt extinguishment including debt finance charges and associated fees of $24,200,000 ($24,200,000 after tax or $0.76 per share assuming dilution) as a result of the Company’s decision to extinguish higher interest rate debt, restructuring charge of $10,534,000 ($10,263,000 after tax or $0.32 per share assuming dilution) and a tax benefit in Germany of $4,947,000 ($4,947,000 after tax or $0.15 per share assuming dilution).

****
Reflects loss on debt extinguishment including debt finance charges and associated fees of $40,164,000 ($40,164,000 after tax or $1.23 per share assuming dilution) as a result of the Company’s decision to extinguish higher interest rate debt.

*****
Reflects restructuring charge of $4,804,000 ($4,124,000 after tax or $0.13 per share assuming dilution), loss on debt extinguishment including debt fees $2,878,000 ($2,878,000 after tax or $0.09 per share assuming dilution) and asset write-downs for intangibles and investments of $8,409,000 ($7,909,000 after tax or $0.25 per share assuming dilution).

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK

Throughout 2013, the Company continued to make progress on demonstrating its quality systems improvements to its third-party expert auditor, and the Company received the FDA's acceptance of two of the three required third-party certification reports. In addition, the third-party expert auditor re-commenced the third and final certification audit at the end of February 2014.

The consent decree covers the corporate and Taylor Street facilities in Elyria, Ohio. It requires a third-party expert to perform three separate certification audits. In order to resume full operations, the expert certification audit reports must be submitted to the FDA for review and acceptance. In the first two audits in 2013, the third-party expert certified that the Company's equipment and process validation procedures and its design control systems were compliant with the FDA's Quality System Regulation (QSR). The Company has received the FDA's acceptance of these first two reports. During the final expert certification audit, the auditor indicated that some additional work was required primarily in the Company's updated complaint and risk review processes before the final, and most comprehensive, certification report could be completed and provided to the FDA, as the Company discussed in its December 23, 2013 press release. The Company has been executing its action plan relating to these comments, and the third-party expert auditor returned at the end of February 2014 to re-commence the final certification audit.

The Company cannot predict the timing of the completion or the outcome of the third-party expert’s final certification report. However, after the expert's certification report is completed and submitted to the FDA, along with the Company’s own report related to its compliance status together with its responses to any observations in the certification report, the FDA is expected to inspect the Company's corporate and Taylor Street facilities to determine whether they are in compliance with the FDA's QSR. The FDA has the authority to inspect these facilities at any time. If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities. The Company's top priority is to resume full production at its Taylor Street wheelchair manufacturing facility in Elyria, Ohio.

In 2014, the Company expects continued pressure on its organic net sales, cash flow and operating profitability for at least as long as the injunctive phase of the consent decrease is in place and related recovery period thereafter. The key drivers of these pressures include the limited net sales of power wheelchairs impacted by the consent decree, ongoing quality systems remediation costs, and the related diversion of resources, which has also impacted the Company’s ability to introduce new products. The net sales decline of power wheelchairs is impacted by the FDA consent decree, which limits the manufacture and distribution of power and manual wheelchairs at or from the Taylor Street manufacturing facility to products having properly completed verification of medical necessity (VMN) documentation. The VMN is a signed document from a clinician, and in some instances a physician, that certifies that the product is deemed medically necessary for a particular patient's condition, which cannot be adequately addressed by another manufacturer's product or which is a replacement of a patient's existing product. The Company is focused on completing its expert certification audits as quickly and efficiently as possible in order to resume full production at its Taylor Street wheelchair manufacturing facility in Elyria, Ohio.
The Company also is facing external challenges within its North America/HME segment. In addition to customers coping with prepayment reviews and post-payment audits of power mobility devices from Medicare and Medicaid, the Company continued to closely monitor the roll-out of the second round of National Competitive Bidding (NCB), which became effective in 91 additional metropolitan statistical areas (MSAs) on July 1, 2013. The Company estimates that, for the full year of 2013, approximately $304,000,000 in net sales of its U.S. HME equipment business, the major division within the North America/HME segment, are products sold to homecare providers that are included in the competitive bidding product categories. When the Company's products are ordered by HME customers, the Company does not know if the products are then billed by the customer for Medicare, Medicaid or private pay reimbursement or sold as cash sales. However, industry studies have shown historically that approximately 40% of HME providers' revenues on average are from sales paid by Medicare. Additionally, it is estimated that round one and round two of NCB, which include a total of 100 metropolitan statistical areas, account for approximately 75% of Medicare's spending on durable medical equipment. Taking the $304,000,000 of U.S. HME net sales for the full year of 2013 of NCB bid categorized product and applying the previously mentioned 40% and then the 75% estimates, the Company's revenues from products potentially exposed to NCB could be approximately $91,000,000. This estimate does not include other potential pricing pressures that could also impact HME providers from other payors. At this early stage of the NCB program, the impact of NCB on net sales is hard to measure, as the Company does not have zip code level visibility into customers' sales, rental data or Medicare fulfillment data. However, excluding a large customer order of HomeFill® oxygen systems in the year, the Company estimates that net sales in the 91 impacted MSAs were slightly weaker than outside areas due to continued uncertainty as the industry realigns and adjusts itself to the small number of bid contracts awarded. The Company believes that the increase in sales of HomeFill® oxygen systems indicates that providers are actively seeking opportunities to reduce costs and transform their business model. The Company continues to remain judicious in its extension of credit to customers in these areas. The Company has worked closely with providers over the last three years in preparation for NCB, offering programs to assist them in improving their operational efficiency, as well as offering products that serve to expand market opportunities. The Company believes that products such as the HomeFill® oxygen systems can enable providers an opportunity to reduce costs and transform their business model.
As described elsewhere in this Annual Report on Form 10-K, for the fiscal quarter and the fiscal year ended December 31, 2013, the Company had a net loss from continuing operations of $0.48 per share and $1.60 per share, respectively. These results are indicative of the pressures on the Company's net sales and margins that were present throughout 2013. The Company expects to continue to experience decreased net sales in the North America/HME segment until it has successfully completed the previously described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the Company may resume full operations at its corporate and Taylor Street manufacturing facilities. For the North America/HME segment, total Mobility and Seating sales were $257,886,000 for the year ended December 31, 2012 and $152,650,000 for the year ended December 31, 2013. However, not all the product lines included in these amounts were manufactured at the Taylor Street facility. The Company does not track net sales by production facility. Therefore, the Company has estimated net sales attributable to the Taylor Street facility by segregating the net sales for the North America/HME segment by business unit and product line and then estimating whether the product lines were sourced from the Taylor Street facility. Based on this methodology, the Company estimates that total net sales related to products produced at the Taylor Street facility were approximately $147,100,000 for the year ended December 31, 2012 and $55,500,000 for the year ended December 31, 2013. Even after the Company receives the FDA notification that it may resume full operations at its Taylor Street facility, it is uncertain as to whether, or how quickly, the Company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, the Company expects that these challenges could negatively impact the Company's operating results in 2014.
See “Contingencies” in the Notes to the Condensed Consolidated Financial Statements and “Forward-Looking Statements” included in this Annual Report on Form 10-K.

DISCONTINUED OPERATIONS

On December 21, 2012, as part of the Company's globalization strategy, and to allow it to focus on its core equipment product lines, the Company entered into an agreement to sell ISG and determined on that date that the "held for sale" criteria of ASC 360-10-45-9 were met. Accordingly, the assets and liabilities of ISG (long-lived asset disposal group) are shown at their carrying amounts, which were lower than the fair value as of December 31, 2012.

On January 18, 2013, the Company completed the sale of the ISG medical supplies business to AssuraMed, Inc. for a purchase price of $150,800,000 in cash. ISG had been operated on a stand-alone basis and reported as a reportable segment of the Company. The Company recorded a pre-tax gain of $59,402,000 in 2013 which represented the excess of the net sales price over the book value of the assets and liabilities of ISG, excluding cash. The sale of this business is dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the first quarter of 2013. The Company recorded expenses related to the sale of $5,350,000, of which $4,998,000 was paid as of December 31, 2013.

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

The net sales of the discontinued operation of ISG were $18,498,000, $341,606,000 and $299,491,000 for 2013, 2012 and 2011, respectively. Earnings before income taxes for the discontinued operation of ISG were $402,000, $16,238,000 and $14,725,000 for 2013, 2012 and 2011, respectively. The Company continues to sell products to the acquirer of ISG.

On January 17, 2014, the Company received a claim for approximately $1,352,000 from the acquirer of ISG. The claim alleges a breach of the purchase agreement, specifically that the inventories sold were not entirely useable or saleable in the ordinary course of business. The Company believes this claim is without merit and intends to contest this claim vigorously. As of the date of this filing, the Company is unable to estimate the outcome of this matter.

On August 6, 2013, the Company sold Champion, its domestic medical recliner business for dialysis clinics, to Champion Equity Holdings, LLC for $45,000,000 in cash, which was subject to final post-closing adjustments. Champion had been operated on a stand-alone basis and reported as part of the IPG segment of the Company. The Company recorded a pre-tax gain of $22,761,000 in the third quarter of 2013, which represents the excess of the net sales price over the book value of the assets and liabilities of Champion. The sale of this business is dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the third quarter of 2013. The Company recorded expenses related to the sale of $2,130,000, of which $1,499,000 was paid as of December 31, 2013. The gain recorded by the Company reflects the Company's estimated final purchase adjustments.

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

The net sales of the discontinued operation of Champion were $15,857,000, $22,767,000 and $19,209,000 for 2013, 2012 and 2011, respectively. Earnings before income taxes for the discontinued operation of Champion were $3,156,000, $4,274,000 and $3,342,000, respectively. Results for Champion include an interest expense allocation from continuing operations to discontinued operations of $449,000, $792,000 and $853,000, respectively, as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the Company's average interest rates for the periods presented.

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

The Company recorded an incremental intra-period tax allocation expense to discontinued operations in 2013 representing the cumulative intra-period allocation expense to discontinued operations.

The Company has classified ISG and Champion as a discontinued operation for all periods presented.
Unless otherwise noted, the following discussion of the Company and its segments exclude the discontinued operations of ISG and Champion.

RESULTS OF CONTINUING OPERATIONS

2013 Versus 2012

Net Sales. Consolidated net sales for 2013 decreased 5.6% for the year, to $1,352,359,000 from $1,432,693,000 in 2012. Foreign currency translation increased net sales by 0.7 of a percentage point. Organic net sales decreased 6.3% as a result of increases for the European segment being offset by declines for all other segments.

North America/Home Medical Equipment (North America/HME)

North America/HME net sales decreased 12.4% in 2013 versus the prior year to $607,094,000 from $692,657,000 with foreign currency translation decreasing net sales by 0.3 of a percentage point. The organic net sales decrease of 12.1% was primarily driven by declines in the mobility and seating and lifestyle products partially offset by increases in respiratory products. The increase in respiratory product was partially driven by a large order of HomeFill® oxygen systems by a national account which was fulfilled in 2013. The sales decline in mobility and seating products was primarily driven by the impact of the FDA consent decree, which limits sales of mobility products from the Taylor Street manufacturing facility to products having properly completed verification of medical necessity (VMN) documentation. The VMN is a signed document from a clinician, and in some instances a physician, that certifies that the product is deemed medically necessary for a particular patient's condition, which cannot be adequately addressed by another manufacturer's product or which is a replacement of the patient's existing product.

Institutional Products Group (IPG)

IPG net sales decreased 11.2% in 2013 over the prior year to $112,290,000 from $126,508,000. Foreign currency translation had no material impact on net sales. The organic net sales decrease of 11.1% was driven primarily by declines in all product categories as a result of delay in new product introductions and higher volume in 2012 for interior design projects.

Europe

European net sales increased 6.7% in 2013 compared to the prior year to $583,143,000 from $546,543,000 as foreign currency translation increased net sales by 2.3 percentage points. Organic net sales increased 4.4 percentage points, principally due to increases in lifestyle and mobility and seating products partially offset by a decline in respiratory products.

 Asia/Pacific

Asia/Pacific net sales decreased 25.6% in 2013 from the prior year to $49,832,000 from $66,985,000. Foreign currency translation decreased net sales by 1.4 percentage points. Organic net sales decreased 24.2%. The decline in the Company's subsidiary which produces microprocessor controllers was primarily related to its decision to exit the contract manufacturing business for companies outside of the healthcare industry, as well as reduced sales of electronic components for mobility products. The Company's Australian and New Zealand distribution businesses experienced a decline in net sales, primarily in lifestyle and mobility and seating products. Changes in exchange rates, particularly with the Euro and U.S. Dollar, have had, and may continue to have, a significant impact on sales in this segment.

Gross Profit. Consolidated gross profit as a percentage of net sales was 27.9% in 2013 as compared to 30.5% in 2012. The margin decline was principally related to reduced volumes, sales mix favoring lower margin product lines and lower margin customers and an incremental warranty expense related to a power wheelchair recall. Gross profit as a percentage of net sales for the Europe and IPG segments was favorable as compared to the prior year with North America/HME and Asia/Pacific segments unfavorable to the prior year. The 2013 gross margin reflects an incremental warranty expense for a power wheelchair joystick recall of $7,264,000 pre-tax, or 0.5 of a percentage point. The incremental warranty expense was recorded in the North America/HME and Asia/Pacific reporting segments. Thus far, the customer response to the joystick recall, which officially launched in October 2013, has surpassed the anticipated response rate, which was based on historic recalls, and accordingly the reserve was adjusted in the fourth quarter of 2013. The reserve is subject to adjustment as new developments change the Company's estimate of the total cost of this matter. The gross margin benefited by $1,389,000 or 0.1 of a percentage point, related to an amended Value Added Tax filing recognized in the European segment.

North America/HME gross profit as a percentage of net sales decreased 5.7 percentage points in 2013 from the prior year. The decline in margins was principally due to an unfavorable sales mix favoring lower margin customers and product lines and unfavorable absorption of fixed costs at the Taylor Street manufacturing facility as a result of reduced volumes resulting principally from the impact of the FDA consent decree. The 2013 decrease in gross margin reflects an incremental warranty expense for the power wheelchair joystick recall of $2,625,000 pre-tax or 0.4 of a percentage point.

IPG gross profit as a percentage of net sales increased 2.5 percentage points in 2013 from the prior year. The increase in margin is primarily attributable to favorable product mix toward high margin products and reduced freight costs, partially offset by lower volumes.

Gross profit in Europe as a percentage of net sales increased 1.1 percentage points in 2013 from the prior year. The increase was primarily a result of higher sales volumes as well as reduced purchasing and freight costs. Gross margin in 2013 also benefited by $1,389,000 or 0.2 of a percentage point, related to an amended value added tax (VAT) filing recognized in the fourth quarter of 2013.

Gross profit in Asia/Pacific as a percentage of net sales decreased 16.1 percentage points in 2013 from the prior year. The decline was primarily as a result of the significant volume declines in each of the businesses in this segment, higher warranty expense and increased research and development expenses. The 2013 gross margin reflects an incremental warranty expense for the power wheelchair joystick recall of $4,639,000 pre-tax, or 9.3 percentage points.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales were 29.7% in 2013 and 28.7% in 2012. The overall dollar decrease was $9,409,000, or 2.3%, with foreign currency translation increasing expenses by $1,613,000, or 0.4 of a percentage point. Excluding the impact of foreign currency translation, SG&A expenses decreased $11,022,000, or 2.7%. This decrease is primarily attributable to decreased regulatory and compliance costs related to quality systems improvements.

SG&A expenses for North America/HME decreased 4.4%, or $9,215,000, in 2013 compared to 2012 with foreign currency translation decreasing SG&A expense by $546,000. Excluding the foreign currency translation, SG&A expense decreased $8,669,000, or 4.1%, due principally to decreased regulatory and compliance costs.

SG&A expenses for IPG increased by 2.5%, or $1,079,000, in 2013 compared to 2012 with foreign currency translation decreasing expense by $47,000, or 0.1 of a percentage point. Excluding the impact of foreign currency translation, SG&A expenses increased by $1,126,000, or 2.6%, primarily due to increased associate costs.

European SG&A expenses increased by 6.3%, or $7,876,000, in 2013 compared to 2012. Foreign currency translation increased SG&A expenses by approximately $2,712,000. Excluding the foreign currency translation impact, SG&A expenses increase by $5,164,000, or 4.1%, primarily due to increased associate costs and unfavorable foreign currency transactions.

Asia/Pacific SG&A expenses decreased 29.0%, or $9,149,000, in 2013 compared to 2012. Foreign currency translation decreased expenses by $506,000. Excluding the foreign currency translation impact, SG&A expenses decreased $8,643,000, or 27.4%, principally as a result of reduced personnel costs resulting from restructuring activities implemented in 2012.

 Asset write-downs to intangible assets. In accordance with ASC 350, Intangibles - Goodwill and Other, the Company reviews intangibles for impairment. As a result of the Company's 2013 intangible review, the Company recognized intangible write-down charges of $1,523,000 comprised of trademarks with indefinite lives impairment of $568,000, a trademark with a definite life impairment of $123,000, customer list impairment of $442,000 and developed technology impairment of $223,000 all recorded in the IPG segment and a customer list impairment of $167,000 recorded in the North America/HME segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the indefinite-lived trademark impairments in the IPG segment, which were $496,000 after-tax.

In the 2012 intangible impairment review, the Company recognized intangible write-down charges of $773,000 comprised of: trademark with an indefinite life impairment of $279,000 and developed technology impairment of $398,000 in the IPG segment and a patent impairment of $96,000 in the North America/HME segment. The pre-tax and after-tax impairment amounts were the same for each of the above impairments except for the trademark impairment in the IPG segment, which was $204,000 after-tax.

Debt Finance Charges and Fees.  There were no debt extinguishments in 2013. In 2012, the Company extinguished $500,000 in principal amount of its outstanding 4.125% convertible senior subordinated debentures due in February 2027. This early debt extinguishment resulted in debt fees and premium expenses of $312,000 comprised of $301,000 of premiums paid and losses recorded as a result of early debt extinguishment and $11,000 of expense related to deferred financing fee write-offs, which were previously capitalized.

All of the debt finance charges and fees in 2012 are included in the All Other segment.

 Charge Related to Restructuring Activities. The Company's restructuring charges were necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the Company's customers (e.g. home health care providers) and continued pricing pressures faced by the Company as a result of outsourcing by competitors to lower cost locations. In addition, restructuring decisions were also the result of reduced profitability in the North America/HME segment impacted by the FDA consent decree. While the Company's restructuring efforts have been executed on a timely basis resulting in operating cost savings, the savings have been more than offset by continued margin decline, principally as a result of product mix, reduced volumes and regulatory and compliance costs related to quality system improvements which are unrelated to the restructuring actions. The Company expects any near-term cost savings from restructuring will be offset by the continued investment in regulatory and compliance costs related to quality system improvements at least until the Company has completed its quality systems remediation efforts, and reduced net sales in the North America/HME segment until it has successfully completed the previously described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the Company may resume full operations.

Charges for the year ended December 31, 2013 totaled $9,336,000, including charges for severance ($8,282,000), lease termination costs ($698,000) and other miscellaneous charges ($356,000). Severance charges were primarily incurred in the North America/HME segment ($5,405,000), Europe segment ($1,640,000) and Asia/Pacific segment ($970,000). The charges were incurred as a result of the elimination of various positions as part of the Company's globalization initiatives. North America/HME segment severance was principally related to positions eliminated due to lost sales volumes resulting from the impact of the FDA consent decree. In Europe, severance was incurred for elimination of certain sales and supply chain positions. In Asia/Pacific, severance was principally incurred at the Company's subsidiary, which produces microprocessor controllers, as a result of the Company's decision in 2012 to cease the contract manufacturing business for companies outside of the healthcare industry. The lease termination costs were principally related to Australia as a result of the restructuring announced in 2012. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. Payments for the year ended December 31, 2013 were $11,844,000 and were funded with operating cash flows and the Company's revolving credit facility. The majority of the 2013 charges are expected to be paid out within the next twelve months.

Charges for the year ended December 31, 2012 totaled $11,395,000, including charges for severance ($6,775,000), lease termination costs ($1,725,000), building and asset write-downs, primarily related to the closure of the Hong, Denmark assembly facility, and other miscellaneous charges in Europe and Asia/Pacific ($2,404,000) and inventory write-offs ($491,000) in Asia/Pacific recorded in cost of products sold. Severance charges were primarily incurred in the North America/HME segment ($4,242,000), Asia/Pacific segment ($1,681,000) and Europe segment ($817,000). The charges were incurred as a result of the elimination of various positions as part of the Company's globalization initiatives. In addition, a portion of the North America/HME segment severance was related to positions eliminated, principally in sales and marketing as well as manufacturing, at the Company's Taylor Street facility as a result of the FDA consent decree. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. In Europe, positions were eliminated as a result of finalizing the exit from the manufacturing facility in Denmark and an elimination of a senior management position in Switzerland. In Asia/Pacific, at the end of October 2012, the Company's management approved a plan to restructure the Company's operations in this segment. In Australia, the Company consolidated offices / warehouses, decrease staffing and exited various activities while returning to a focus on distribution. At the Company's subsidiary, which produces microprocessor controllers, the Company decided to cease the contract manufacturing business for companies outside of the healthcare industry. Payments for the year ended December 31, 2012 were $9,381,000 and were funded with operating cash flows. The majority of the 2012 charges have now been paid out.

To date, the Company's liquidity has not been materially impacted; however, the Company's disclosure in Liquidity and Capital Resources highlights risks that could negatively impact the Company's liquidity. See also "Charges Related to Restructuring Activities" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest. Interest expense decreased to $3,508,000 in 2013 from $8,240,000 in 2012, representing a 57.4% decrease. This decrease was attributable primarily to debt reduction during the year as proceeds from the sales of businesses were utilized to reduce debt. Interest income in 2013 was $384,000 as compared to $686,000 in 2012, primarily due to a reduction in volume of financing provided to customers.

Income Taxes. The Company had an effective tax rate of 33.0% in 2013 compared to an expected benefit of 35% on the continuing operations pre-tax loss and 294.3% in 2012 on pre-tax (loss) earnings from continuing operations. The Company's effective tax rate in 2013 was higher than the expected U.S. federal statutory rate due to the negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, except in the U.S. where a benefit of $1,220,000 was recognized as an intra-period allocation with discontinued operations, more than offsetting the benefit of foreign income taxed at rates below the U.S. statutory rate. The Company's effective tax rate in 2012 was higher than the expected U.S. federal statutory rate due to the negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, except in the U.S. where a benefit of $7,126,000 was recognized as an intra-period allocation with discontinued operations, more than offsetting the benefit of foreign income taxed at rates below the U.S. statutory rate. The Company also recorded a foreign discrete tax adjustment of $9,336,000 including interest related to prior year periods under audit, which is being contested by the Company. In 2013, the Company's losses without benefit and valuation allowances existed in the United States, Australia and New Zealand, and for 2012 also existed for Denmark. The Danish valuation allowance of $390,000 was reversed in 2013 due to a pattern of profitability. See “Income Taxes” in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Research and Development. The Company continues to invest in research and development activities to maintain its competitive advantage. The Company dedicates funds to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, increased to $24,544,000 in 2013 from $24,459,000 in 2012. The expenditures, as a percentage of net sales, were 1.8% and 1.7% in 2013 and 2012, respectively.

2012 Versus 2011

Net Sales. Consolidated net sales for 2012 decreased 3.4% for the year, to $1,432,693,000 from $1,482,429,000 in 2011. Foreign currency translation decreased net sales 2.5 percentage points while an acquisition increased net sales by 1.1 percentage points. Organic net sales declined 2.0% which was driven by decreases in the North America/HME and Asia Pacific segments partially offset by increases in the Europe and IPG segments.

North America/Home Medical Equipment (North America/HME)

North America/HME net sales decreased 7.2% in 2012 versus the prior year to $692,657,000 from $746,782,000 in the prior year, with foreign currency translation decreasing net sales by 0.1 of a percentage point. The organic net sales decrease of 7.1% was driven by reductions in all three sales categories: mobility and seating, respiratory therapy and lifestyle products. The net sales in this segment were impacted by uncertainty related to the FDA consent decree and the lack of new products as a result of refocusing engineering resources on remediation related to the consent decree. In addition, in the second half of 2012 there were also external pressures on the Company's customers relating to the second round of National Competitive Bidding, as well as prepayment reviews and post-payment audits from Medicare and Medicaid.

Institutional Products Group (IPG)

IPG net sales increased 20.6% in 2012 to $126,508,000 from $104,911,000 in the prior year. An acquisition increased net sales by 15.5 percentage points. The organic net sales increase of 5.1% was largely driven by net sales increases in interior design projects for long-term care facilities partially offset by declines in institutional beds.

Europe

European net sales increased 0.4% in 2012 to $546,543,000 from $544,537,000 in the prior year with foreign currency translation decreasing net sales by 6.6 percentage points. Organic net sales increased 7.0%, which was primarily attributable to increases in respiratory therapy products partially offset by declines in lifestyle and mobility and seating products.

Asia/Pacific

Asia/Pacific net sales decreased 22.3% in 2012 to $66,985,000 from $86,199,000 in the prior year. Foreign currency translation increased net sales by 0.7 of a percentage point. The organic net sales decline of 23.0% was driven primarily by volume declines in the Company's Australian and New Zealand distribution businesses as well as in the Company's subsidiary, which produces microprocessor controllers.

Gross Profit. Consolidated gross profit as a percentage of net sales was 30.5% in 2012 as compared to 32.0% in 2011. The margin decline was principally related to sales mix favoring lower margin product lines and lower margin customers, reduced volumes and increased research and development expenses partially offset by the benefit of the Company's 2011 acquisition of a rental business. Gross profit as a percentage of net sales for the IPG segment was favorable as compared to the prior year with North America/HME, European and Asia/Pacific segments unfavorable to the prior year.

North America/HME gross profit as a percentage of net sales decreased by 2.0 percentage points in 2012 from the prior year. The decline in margins was principally due to an unfavorable sales mix favoring lower margin customers and product lines, reduced volumes and increased research and development expenses, primarily focused on FDA remediation.

IPG gross profit as a percentage of net sales increased 2.1 percentage points in 2012 from the prior year. The increase in margin is primarily attributable to volume increases, the favorable impact from the rental acquisition, which was finalized in the fourth quarter of 2011 and reduced freight costs partially offset by increased research and development expenses. The increased research and development expenses for this segment include the costs of contracted engineering on negative pressure wound therapy products.

Gross profit in Europe as a percentage of net sales decreased 1.9 percentage points in 2012 from the prior year. The decrease was primarily a result of unfavorable product mix toward lower margin product and lower margin customers and increased warranty expenses.

Gross profit in Asia/Pacific as a percentage of net sales decreased by 3.7 percentage points in 2012 from the prior year. The decline was primarily as a result of the significant volume declines in each of the businesses in this segment.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales were 28.7% in 2012 and 26.5% in 2011. The overall dollar increase was $17,797,000, or 4.5%, with foreign currency translation decreasing expenses by $8,313,000, or 2.1 percentage points, and an acquisition increasing expenses by $10,263,000, or 2.6 percentage points. Excluding the acquisition and the impact of foreign currency translation, SG&A expenses increased $15,847,000 or 4.0%. This increase is primarily attributable to increased regulatory and compliance costs related to quality systems improvements of $22,757,000. Excluding an acquisition, the impact of foreign currency translation and the increased regulatory and compliance costs, SG&A expense decreased $6,910,000, or 1.8 percentage points, primarily as a result of reduced bad debt and associate costs.

SG&A expenses for North America/HME increased 4.9%, or $9,785,000, in 2012 compared to 2011 with foreign currency translation decreasing SG&A expense by $215,000. Excluding the foreign currency translation, SG&A expense increased $10,000,000 or 5.0% due to increased regulatory and compliance costs related to quality systems improvements of $22,757,000, partially offset by reduced bad debt and associate costs.

SG&A expenses for IPG increased by 36.8%, or $11,642,000, in 2012 compared to 2011. Acquisitions increased SG&A expenses by 32.5 percentage points, or $10,263,000, while foreign currency translation decreased expense by $22,000, or 0.1 of a percentage point. Excluding the impact of acquisitions and foreign currency translation, SG&A expenses increased by $1,401,000, or 4.4%, due to increased associate costs, including commission expense and unfavorable currency transaction effects associated with the Canadian Dollar versus the U.S. Dollar.

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

 Asset write-downs to goodwill and intangible assets. In the 2012 intangible impairment review, the Company recognized intangible write-down charges of $773,000 comprised of: trademark with an indefinite life impairment of $279,000 and developed technology impairment of $398,000, both in the IPG segment and a patent impairment of $96,000 in the North America/HME segment. The pre-tax and after-tax impairment amounts were the same for each of the above impairments except for the trademark impairment in the IPG segment, which was $204,000 after-tax.
In the 2011 intangible impairment review, the Company recognized intangible write-down charges of $1,761,000 comprised of customer list impairment of $625,000 in the IPG segment, customer list impairment of $508,000 in the North America/HME segment, indefinite-lived trademark impairment of $427,000 in the European segment and an intellectual property impairment of $201,000 in the Asia/Pacific segment. The pre-tax and after-tax impairment amounts were the same for each of the above impairments except for the indefinite-lived trademark impairment in the European segment, which was $320,000 after-tax. In addition, as a result of the Company's annual impairment test of goodwill, the Company recorded an impairment charge of

$39,729,000 ($39,729,000 after tax) in the Asia/Pacific segment as a result of reduced forecasted profitability and $7,990,000 ($7,336,000 after tax) in the North America/HME segment as a result of the impact from the FDA consent decree.

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

 Charge Related to Restructuring Activities. Charges for the year ended December 31, 2012 totaled $11,395,000 including charges for severance ($6,775,000), lease termination costs ($1,725,000), building and asset write-downs, primarily related to the closure of the Hong, Denmark assembly facility, and other miscellaneous charges in Europe and Asia/Pacific ($2,404,000) and inventory write-offs ($491,000) in Asia/Pacific recorded in cost of products sold. Severance charges were primarily incurred in the North America/HME segment ($4,242,000), Asia/Pacific segment ($1,681,000) and Europe segment ($817,000). The charges were incurred as a result of the elimination of various positions as part of the Company's globalization initiatives. In addition, a portion of the North America/HME segment severance was related to positions eliminated, principally in sales and marketing as well as manufacturing, at the Company's Taylor Street facility as a result of the FDA consent decree. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. In Europe, positions were eliminated as a result of finalizing the exit from the manufacturing facility in Denmark and an elimination of a senior management position in Switzerland. In Asia/Pacific, at the end of October 2012, the Company's management approved a plan to restructure the Company's operations in this segment. In Australia, the Company consolidated offices / warehouses, decrease staffing and exited various activities while returning to a focus on distribution. At the Company's subsidiary, which produces microprocessor controllers, the Company decided to cease the contract manufacturing business for companies outside of the healthcare industry. Payments for the year ended December 31, 2012 were $9,381,000 and were funded with operating cash flows. The majority of the 2012 charges have now been paid out.

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

Interest. Interest expense decreased to $8,240,000 in 2012 from $10,106,000 in 2011, representing an 18.5% decrease. This decrease was attributable primarily to debt reduction during the year, and to a lesser extent, lower borrowing rates in 2012 as compared to 2011. Interest income in 2012 was $686,000 as compared to $1,213,000 in 2011, primarily due to a reduction in volume of financing provided to customers.

 Income Taxes. The Company had an effective tax rate of 294.3% in 2012 and 74.4% in 2011 on earnings (loss) from continuing operations. The Company's effective tax rate in 2012 was higher than the expected U.S. federal statutory rate due to the negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, except in the US where a benefit of $7,126,000 was recognized as an intra-period allocation with discontinued operations, more than offsetting the benefit of foreign income taxed at rates below the U.S. statutory rate. The Company also recorded a foreign discrete tax adjustment of $9,336,000 including interest related to prior year periods under audit, which is being contested by the Company. The Company's effective tax rate in 2011 was higher than the expected U.S. federal statutory rate due to goodwill and intangible write-offs without tax benefit and the negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, which more than offset the benefit of foreign income taxed at rates below the U.S. statutory rate. In addition, during 2011, the Company recognized a $4,947,000 tax benefit as a result of a tax settlement in Germany as the German government agreed to follow a European Court of Justice case and a German Tax Court case that impacted an open tax return year. In both years, the Company's losses without benefit and valuation allowances existed in the United States, Denmark, Australia and New Zealand. See “Income Taxes” in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Research and Development. Research and development expenditures, which are included in costs of products sold, decreased to $24,459,000 in 2012 from $27,556,000 in 2011. The expenditures, as a percentage of net sales, were 1.7% and 1.9% in 2011 and 2010, respectively.
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

The Company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, decreased by $190,148,000 to $47,995,000 at December 31, 2013 from $238,143,000 as of December 31, 2012. The Company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $2,709,000 and $3,341,000 as of December 31, 2013 and December 31, 2012, respectively. The debt discount decreased $632,000 during 2013, as a result of amortization of the convertible debt discount. The debt decrease during the year was principally the result of using the proceeds from the sale of ISG in the first quarter and Champion in the third quarter of 2013 to reduce debt outstanding under the Company's revolving credit facility. The Company's cash and cash equivalents were $29,785,000 at December 31, 2013, and decreased from $38,791,000 at December 31, 2012. At December 31, 2013, the Company had outstanding $28,109,000 on its revolving line of credit compared to $217,494,000 as of December 31, 2012.

During 2013, the Company's borrowing capacity and cash on hand were utilized for normal operations. Debt repurchases, acquisitions, divestitures, the timing of vendor payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the Company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a different given period. During 2013, the outstanding borrowings on the Company's revolving credit facility varied from a low of $28,100,000 to a high of $267,900,000. While the Company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the Company, loans or other purposes.

Senior Credit Facility.

Prior Credit Agreement. The Company's senior secured revolving credit agreement, (the “Credit Agreement”), as entered into on October 28, 2010, originally provided for a $400 million senior secured revolving credit facility maturing in October 2015. The Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that require the Company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement, as amended) and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement, as amended).

On May 30, 2013, the Company entered into a Fourth Amendment ("the Amendment") to its Credit Agreement. Pursuant to the Amendment, the Credit Agreement was amended to: (i) decrease the aggregate principal amount of the revolving credit facility to $250,000,000 from $400,000,000, and limit the Company's borrowings under the revolving credit facility to an amount not to exceed $200,000,000 aggregate principal amount through December 31, 2013; (ii) increase the maximum leverage ratio to 4.00 to 1.00 from 3.50 to 1.00 until January 1, 2014, when the maximum leverage ratio will revert back to 3.50 to 1.00; (iii) decrease the minimum interest coverage ratio to 3.00 to 1.00 from 3.50 to 1.00 until January 1, 2014, when the minimum interest coverage ratio will revert back to 3.50 to 1.00; (iv) in calculating consolidated EBITDA for purposes of determining the ratios, provide for the add back to consolidated EBITDA of up to an additional $15,000,000 for future one-time cash restructuring charges and (v) provide for an increase of (A) 25 basis points in the margin applicable to determining the interest rate on borrowings under the revolving credit facility and letter of credit fees and (B) 10 basis points in the commitment fee, all during periods when the leverage ratio exceeds 3.50 to 1.00. The initial restructuring charge limitation of $15,000,000 for the life of the agreement was reached in the fourth quarter of 2012. Compliance with the ratios is tested at the end of the quarter in accordance with the Credit Agreement. As a result of the Amendment, the Company incurred $436,000 in fees in the second quarter of 2013 which were capitalized and are being amortized through October, 2015. In addition, as a result of reducing the capacity of the facility from $400,000,000 to $250,000,000, the Company wrote-off $1,216,000 in fees previously capitalized in the second quarter of 2013, which is reflected in the expense of the North America / HME segment.

The Credit Agreement also provides for the issuance of swing line loans. Borrowings under the Credit Agreement bear interest, at the Company's election, at (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a margin; or (ii) a Base Rate Option plus a margin. The applicable margin is currently 2.25% per annum for LIBOR loans and 1.25% for the Base Rate Option loans based on the Company's leverage ratio. In addition to interest, the Company is required to pay commitment fees on the unused portion of the Credit Agreement. The commitment fee rate is currently 0.35% per annum. Like the interest rate spreads, the commitment fee is subject to adjustment based on the Company's leverage ratio. The obligations of the borrowers under the Credit Agreement are secured by substantially all of the Company's U.S. assets and are guaranteed by substantially all of the Company's material domestic and foreign subsidiaries.

During 2013, the Company completed the sale of its ISG business for net proceeds of $144,680,000 in cash and on August 6, 2013, the Company sold Champion, its domestic medical recliner business for dialysis clinics, for net proceeds of $42,872,000 in cash. The net proceeds from these divestitures were used to repay amounts outstanding under the credit facility and other current payables and thereby improve the Company's leverage ratio.

As of December 31, 2013, the Company's leverage ratio was 2.30 and the Company's interest coverage ratio was 7.51 compared to a leverage ratio of 2.66 and an interest coverage ratio of 19.00 as of December 31, 2012. As of December 31, 2013, the Company was in compliance with all covenant requirements and under the most restrictive covenant of the Company's borrowing arrangements, the Company had the capacity to borrow up to an additional $40,143,000.

Amended and Restated Credit Agreement. On January 31, 2014, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement, among other things, provides for the following:

•	An increase in the maximum leverage ratio for the first three quarters of 2014, with quarterly ratios, as described in the following table:

Fiscal Quarter Ending	Maximum Leverage Ratio
March 31, 2014	4.75	to 1.00
June 30, 2014	4.5	to 1.00
September 30, 2014	4.0	to 1.00
December 31, 2014 and thereafter	3.5	to 1.00
The minimum interest coverage ratio of 3.5 to 1.0 was not changed in the Amended and Restated Credit Agreement.

•
In calculating the Company’s EBITDA for purposes of determining the leverage and interest coverage ratios, the Amended and Restated Credit Agreement allows the Company to add back to EBITDA up to $20,000,000 for one-time cash restructuring charges incurred after May 30, 2013, which is an incremental increase of $5,000,000 from the terms of the Prior Credit Agreement.

•
A decrease in the aggregate principal amount of the revolving credit facility to $100,000,000 from $250,000,000 through the maturity date of the facility in October 2015, as well as reductions in the facility’s swing line loan, optional currency and foreign borrower sublimits.

•	Reductions in the allowances under the facility for capital expenditures (reduced to $25,000,000 annually), dividends, other indebtedness and liens.

•
Further restrictions on acquisitions, share repurchases, certain investments and repurchases of convertible debt until after the Company confirms compliance with the Amended and Restated Credit Agreement following the quarter ending December 31, 2014.

•	An increase of 25 basis points in the margin applicable to determining the interest rate on borrowings under the revolving credit facility.

As a result, the Company incurred $375,000 in fees which were capitalized and are being amortized through October 2015. In addition, as a result of reducing the capacity of the facility from $250,000,000 to $100,000,000, the Company wrote-off $1,070,000 in fees previously capitalized, which will be reflected in the expense of the North America / HME segment in the first quarter of 2014.
The Company's senior credit facilities, as well as cash flows from operations, have been the principal sources of financing for much of its liquidity needs. If the Company were unsuccessful in meeting its leverage or interest coverage ratio, or other, financial or operating covenants in its credit facility, it would result in a default, which could trigger acceleration of, or the right to accelerate, the related debt. Because of cross-default provisions in the agreements and instruments governing certain of the Company's indebtedness, a default under the credit facility could result in a default under, and the acceleration of, certain other Company indebtedness. In addition, the Company's lenders would be entitled to proceed against the collateral securing the indebtedness.

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

As a result, continued compliance with, in particular, the leverage covenant under the Company's credit facility is a high priority, which means the Company has remained focused on generating sufficient cash and managing its expenditures. The Company also may examine alternatives such as raising additional capital through permitted asset sales. In addition, if necessary or advisable, the Company may seek to renegotiate its credit facility in order to remain in compliance. The Company can make no assurances that under such circumstances our financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to the Company, if at all.

The Company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. In 2013, the Company did not repurchase and extinguish any principal amount of its Convertible Senior Subordinated Debentures compared to $500,000 in 2012 and $63,351,000 in 2011. As of December 31, 2013, the Company had $13,350,000 remaining of outstanding Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the Company believes that its exposure to interest rate fluctuations is manageable given that portions of the Company's debt are at fixed rates into 2014, the Company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the Company expects that it will be able to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. The Company is a party to an interest rate swap agreement to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, an interest rate swap agreement, as of December 31, 2013, for a notional amount of $12,000,000 through April 2014 was entered into that fixes the LIBOR component of the interest rate on that portion of the revolving credit facility debt at a rate of 0.54% for an effective aggregate rate of 2.79%. As of December 31, 2013, the weighted average floating interest rate on borrowing was 2.39% compared to 2.21% as of December 31, 2012.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of December 31, 2013. The Company estimates that capital investments for 2014 could approximate between $15,000,000 and $20,000,000, compared to actual capital expenditures of $14,158,000 in 2013. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future. The Amended and Restated Credit Agreement, entered into on January 31, 2014, limits the Company's annual capital expenditures to $25,000,000.

CASH FLOWS

Cash flows provided by operating activities were $10,054,000 in 2013, compared to $62,291,000 in the previous year. The decline in operating cash flows in 2013 was primarily attributable to a decline in net earnings excluding the gain on the sale of businesses in 2013, which more than offset the net positive cash flow impact of working capital items with declines in inventory and receivables partially offset by increased accounts payable.

Cash flows provided by investing activities were $175,345,000 in 2013, compared to cash flows used for investing activities of $29,442,000 in 2012. Cash flows provided by investing activities in 2013 were principally driven by the proceeds from sale of business of $187,552,000. Cash flows used for investing activities in 2012 were primarily related to the purchase of property and equipment and contingent consideration payments related to an acquisition of $9,000,000.

Cash flows required by financing activities in 2013 were $194,488,000 compared to $29,768,000 in 2012. The increase in cash used was primarily attributable to repayment of debt.

During 2013, the Company generated free cash flow of $6,254,000 compared to free cash flow of $49,094,000 in 2012. The decrease is due primarily to a decrease in net earnings excluding the impact of the gain on the sale of businesses in 2013. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Twelve Months Ended December 31,
	2013	2012
Net cash provided by operating activities	$10,054	$62,291
Plus: Net cash impact related to restructuring activities	9,473	6,735
Less: Purchases of property and equipment—net	(13,273)	(19,932)
Free Cash Flow	$6,254	$49,094

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of December 31, 2013 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
4.125% Convertible Senior Subordinated Debentures due 2027	$20,577	$551	$1,101	$1,101	$17,824
Revolving Credit Agreement due 2015	28,354	13,293	15,061	—	—
Operating lease obligations	47,953	19,187	19,912	6,602	2,252
Capital lease obligations	8,061	1,450	2,869	2,176	1,566
Purchase obligations (primarily computer systems contracts)	29,819	7,600	11,985	9,812	422
Product liability	20,368	3,183	8,278	3,901	5,006
Supplemental Executive Retirement Plan	27,440	391	2,068	2,640	22,341
Other, principally deferred compensation	11,735	56	304	484	10,891
Total	$194,307	$45,711	$61,578	$26,716	$60,302

The table does not include any payments related to liabilities recorded for uncertain tax positions as the Company cannot make a reasonably reliable estimate as to any other payments. See Income Taxes in the Notes to the Consolidated Financial Statements included in this report.

DIVIDEND POLICY

It is the Company’s policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $0.05 per Common Share and $0.045 per Class B Common Share. It is not anticipated that this will change materially as the Company believes that capital should be kept available for use in growth opportunities through internal development and acquisitions. For 2013, annualized dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid.

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

To review goodwill for impairment in accordance with ASC 350, the Company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of the each reporting unit. A reporting unit is defined as an operating segment or one level below. The Company has determined that its reporting units are the same as its operating segments. The Company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the Company utilizes a discounted cash flow (DCF) method in which the Company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the Company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 10.00% in 2013 for the Company's annual impairment analysis compared to 9.88% in 2012 and 9.27% in 2011.
The Company also utilizes an Enterprise Value (EV) to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) Method to compute the fair value of its reporting units which considers potential acquirers and their EV to EBITDA multiples adjusted by an estimated premium. While more weight is given to the discounted cash flow method, the EV to EBITDA method does provide corroborative evidence of the reasonableness of the discounted cash flow method results.
In 2013 and 2012, the Company performed a review for potential impairments of any other assets, including the Company's Taylor Street facility which is subject to the FDA consent decree that limits the Company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair subassemblies at the Taylor Street facility. The Company determined there was no impairment of the property, plant and equipment of the Taylor Street facility based on a comparison of the forecasted undiscounted cash flows to the carrying value of the net assets in accordance with ASC 360. In addition, the Company determined there was no impairment of inventory associated with the facility.

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
In December 2011, the FDA requested that the Company agree to a consent decree of injunction at the Company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio, the then proposed terms of which would require the suspension of certain operations at those facilities until they are certified by the Company and then determined by the FDA to be in compliance with FDA quality system regulations. In accordance with ASC 350, a significant decline in the Company's stock price and market capitalization, as occurred following the announcement of the consent decree, should be considered as indicators of possible impairment that would require an interim assessment of goodwill for impairment.
As a result of the potential impact of the FDA consent decree, the Company updated the assumptions and variables in its DCF model as of December 31, 2011 in regards to the North America/HME segment, the segment primarily affected by the consent decree, and factored in a 230 basis point risk premium to the discount rate used to reflect the increased uncertainty with the Company's forecasted cash flows for the reporting unit. The risk premium adjustment was calculated by the Company by considering the decline in the Company's stock price as well as the Company's EBITDA multiple. The premium adjustment was made as the Company was not able to produce a range of cash flows given the lack of clarity on the final terms of the consent decree. The results of the calculation as of December 31, 2011 confirmed that the carrying value of the North America/HME reporting unit exceeded its fair value. Pursuant to ASC 360, the Company compared the forecasted un-discounted cash flows of the North America/HME segment to the carrying value of the net assets, which indicated no impairment of any other long-lived assets. The Company then conducted a Step II test in which the fair values of all recorded and unrecorded assets and liabilities were calculated to determine the impairment charge of $7,990,000, which represented the entire goodwill amount for the segment.
While there was no indication of impairment in 2013 related to goodwill for any segment with goodwill, a future potential impairment is possible for any of the Company's segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the Company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the Company reviewed the results if the discount rate used were 100 basis points higher for the 2013 impairment analysis and determined that there still would not be any indicator of potential impairment for the segments with goodwill which are Europe and IPG.
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
During 2013, the Company recognized intangible write-down charges of $1,523,000 comprised of: trademark impairment of $691,000, customer list impairment of $442,000 and developed technology impairment of $223,000 all recorded in the IPG segment and a customer list impairment of $167,000 recorded in the North America/HME segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the indefinite-lived trademark impairments in the IPG segment, which were $496,000 after-tax.
As a result of the Company's 2012 intangible impairment review, the Company recognized intangible write-down charges of $773,000 comprised of: trademark impairment of $279,000 and developed technology impairment of $398,000 in the IPG segment, and a patent impairment of $96,000 in the North America/HME segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the trademark impairment in the IPG segment which was $204,000 after-tax.

As a result of the Company's 2011 intangible impairment review, the Company recognized intangible write-down charges of $1,761,000 comprised of: customer list impairment of $625,000 in the IPG segment, customer list impairment of $508,000 in the North America/HME segment, indefinite-lived trademark impairment of $427,000 in the European segment and an intellectual property impairment of $201,000 in the Asia/Pacific segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the indefinite-lived trademark impairment in the European segment, which was $320,000 after-tax.
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

Product Liability

The Company is self-insured in North America for product liability exposures through its captive insurance company, Invatection Insurance Company, which currently has a policy year that runs from September 1 to August 31 and insures annual policy losses up to $10,000,000 per occurrence and $13,000,000 in the aggregate. The Company also has additional layers of external insurance coverage insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the Company’s per country foreign liability limits, as applicable. There can be no assurance that Invacare’s current insurance levels will continue to be adequate or available at affordable rates.

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

Accounting for Stock-Based Compensation

The Company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The Company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the Company continues to use a Black-Scholes valuation model. As of December 31, 2013, there was $11,975,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the 2003 Performance Plan, which is related to non-vested options and shares, and includes $3,705,000 related to restricted stock awards. The Company expects the compensation expense to be recognized over a four-year period for a weighted-average period of approximately two years.

The substantial majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods.

Income Taxes

As part of the process of preparing its financial statements, the Company is required to estimate income taxes in various jurisdictions. The process requires estimating the Company’s current tax liability, including assessing uncertainties related to tax return filing positions, as well as estimating temporary differences due to the different treatment of items for tax and accounting policies. The temporary differences are reported as deferred tax assets and or liabilities. The Company also must estimate whether it will more likely than not realize its deferred tax assets and whether a valuation allowance should be established. Substantially all of the Company’s U.S., Australia and New Zealand deferred tax assets are offset by a valuation allowance.  In the event that actual results differ from its estimates, the Company’s provision for income taxes could be materially impacted. The Company does not believe that there is a substantial likelihood that materially different amounts would be reported related to its critical accounting policies.

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

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk.

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 2013 debt levels, a 1% change in interest rates would impact annual interest expense by approximately $161,000. Additionally, the Company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company’s financial condition or results of operations.

The Company has entered into an interest rate swap agreement to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, an interest rate swap agreement, as of December 31, 2013, for a notional amount of $12,000,000 through April 2014 was entered into that fixes the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rate of 0.54% for an effective aggregate rate of 2.79%.

On January 31, 2014, the Company entered into the Amended and Restated Credit Agreement which provides for a $100,000,000 senior secured revolving credit facility maturing in October 2015 at variable rates. As of December 31, 2013, the Company had outstanding $13,350,000 in principal amount of 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $2,709,000 is included in equity. Accordingly, while the Company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the Company does not currently need to re-finance any of its debt. However, the Company’s Amended and Restated Credit Agreement contains covenants with respect to, among other items, consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage, as defined in the agreement. The Company is in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the Company would have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

Item 8.        Financial Statements and Supplementary Data.

Reference is made to the Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets, Consolidated Statement of Comprehensive Income (Loss), Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders’ Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule, which appear on pages FS-1 to FS-58 of this Annual Report on Form 10-K.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2013, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013, in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is based on the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).

In management’s opinion, internal control over financial reporting is effective as of December 31, 2013.

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

Item 9B.    Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Information required by Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K. The other information required by Item 10 as to the directors of the Company, the Audit Committee, the audit committee financial experts, the procedures for recommending nominees to the Board of Directors, compliance with Section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders.

Item 11.        Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Corporate Governance” in the Company’s definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the caption “Share Ownership of Principal Holders and Management” in the Company’s definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders.

Information regarding the securities authorized for issuance under the Company’s equity compensation plans is incorporated by reference to the information set forth under the captions “Compensation of Executive Officers” and “Compensation of Directors” in the Company’s definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders.

Item 14.        Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Independent Auditors” and “Pre-Approval Policies and Procedures” in the Company’s definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.
The following financial statements of the Company are included in Part II, Item 8:
Consolidated Statement of Comprehensive Income (Loss)—years ended December 31, 2013, 2012 and 2011
Consolidated Balance Sheet—December 31, 2013 and 2012
Consolidated Statement of Cash Flows—years ended December 31, 2013, 2012 and 2011
Consolidated Statement of Shareholders’ Equity—years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.
The following financial statement schedule of the Company is included in Part II, Item 8:
Schedule II—Valuation and Qualifying Accounts
All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.
See Exhibit Index at page number I-64 of this Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 27, 2014.

INVACARE CORPORATION

By:	/s/ GERALD B. BLOUCH
Gerald B. Blouch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 27, 2014.

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
Report on Form 10-K for the fiscal year ended December 31, 2013.

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
(T)
2.2
Share Purchase Agreement among Champion Equity Holdings, LLC, Invacare Corporation and Champion Manufacturing Inc., dated August 7, 2013. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the agreement.)
(W)
3(a)	Second Amended and Restated Articles of Incorporation	(H)
3(b)	Second Amended and Restated Code of Regulations of the Company, as amended on February 13, 2014	(Z)
4(a)	Specimen Share Certificate for Common Shares	(D)
4(b)	Specimen Share Certificate for Class B Common Shares	(D)
4(c)	Rights agreement between Invacare Corporation and National City Bank (as predecessor in interest to Wells Fargo Bank, N.A.) dated as of July 8, 2005	(C)
4(d)
Indenture, dated as of February 12, 2007, by and among Invacare Corporation, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (including the Form of 4.125% Convertible Senior Subordinated Debenture due 2027 and related Guarantee attached as Exhibit A)
(E)
4(f)	Amendment No. 1 to Rights agreement between Invacare Corporation and Wells Fargo Bank, N.A. dated as of October 28, 2009	(J)
10(a)	Invacare Retirement Savings Plan, effective January 1, 2001, as amended	(F)*
10(b)	Agreement entered into by and between the Company and its Chief Financial Officer	(A)*
10(c)	Invacare Corporation 401(K) Plus Benefit Equalization Plan, effective January 1, 2003, as amended and restated	(F)*
10(d)	Invacare Corporation Amended and Restated 2003 Performance Plan	(I)*
10(e)	Form of Change of Control Agreement entered into by and between the Company and certain of its executive officers and schedule of all such agreements with current executive officers	(N)*
10(f)	Form of Indemnity Agreement entered into by and between the Company and its directors and certain of its executive officers and schedule of all such agreements with directors and executive officers	(P)*
10(g)	Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005, as amended August 19, 2009 and on November 23, 2010	(N)*
10(h)	Invacare Corporation Death Benefit Only Plan, effective January 1, 2005, as amended	(F)*
10(i)	Supplemental Executive Retirement Plan, as amended and restated effective February 1, 2000	(B)*
10(j)	Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan	(F)*
10(k)	Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan	(N)*
10(l)	Form of Restricted Stock Award under Invacare Corporation 2003 Performance Plan	(P)
10(m)	Form of Stock Option Award under Invacare Corporation 2003 Performance Plan	(F)*
10(n)	Form of Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(F)*
10(o)	Form of Switzerland Stock Option Award under Invacare Corporation 2003 Performance Plan	(F)*

Official Exhibit No.	Description	Sequential Page No.
10(p)	Form of Switzerland Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(F)*
10(q)**	Director Compensation Schedule	*
10(r)	Invacare Corporation Executive Incentive Bonus Plan, as amended March 9, 2010	(L)*
10(s)
Form of Rule 10b5-1 Sales Plan entered into between the Company and certain of its executive officers and other employees and a schedule of all such agreements with executive officers and other employees
(N)
10(t)	A. Malachi Mixon, III Retirement Benefit Agreement	(F)*
10(u)	Cash Balance Supplemental Executive Retirement Plan, as amended and restated, effective December 31, 2008	(G)*
10(v)
Form of Participation Agreement, for current participants in the Cash Balance Supplemental Executive Retirement Plan, as of December 31, 2008, entered into by and between the Company and certain participants and a schedule of all such agreements with participants
(G)*
10(w)	Amended and Restated Severance Protection Agreement, between the Company and Gerald B. Blouch, effective December 31, 2008	(G)*
10(x)	Amendment No. 1 to the Cash Balance Supplemental Executive Retirement Plan, effective August 19, 2009	(K)*
10(y)
$400,000,000 Revolving Credit Facility Credit Agreement by and among Invacare Corporation, the other borrowers, guarantors and lenders thereto; PNC Bank, National Association, as Administrative Agent; Keybank National Association and Bank of America, N.A. as Co-Syndication Agents; and RBS Citizens, N.A. as Documentation Agent
(M)
10(z)
Amendment No. 1 to the $400,000,000 Revolving Credit Facility Credit Agreement by and among Invacare Corporation, the other borrowers, guarantors and lenders thereto; PNC Bank, National Association, as Administrative Agent; Keybank National Association and Bank of America, N.A. as Co-Syndication Agents; and RBS Citizens, N.A. as Documentation Agent
(O)
10(aa)
Amendment No. 2 to the $400,000,000 Revolving Credit Facility Credit Agreement by and among Invacare Corporation, the other borrowers, guarantors and lenders thereto; PNC Bank, National Association, as Administrative Agent; Keybank National Association and Bank of America, N.A. as Co-Syndication Agents; and RBS Citizens, N.A. as Documentation Agent
(P)
10(ab)	2012 Non-employee Directors Deferred Compensation Plan, effective January 1, 2012	(P)*
10(ac)	Amendment No. 3 to Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005	(P)*
10(ad)
Amendment No. 3 to the $400,000,000 Revolving Credit Facility Credit Agreement by and among Invacare Corporation, the other borrowers, guarantors and lenders thereto; PNC Bank, National Association, as Administrative Agent; Keybank National Association and Bank of America, N.A. as Co-Syndication Agents; and RBS Citizens, N.A. as Documentation Agent
(Q)
10(ae)
Release Agreement, dated as of January 18, 2013, is made by Invacare Corporation and PNC Bank, National Association, a national banking association, in its capacity as administrative agent (in such capacity, the "Administrative Agent") for the Lenders (as defined therein)
(R)
10(af)	Invacare Corporation 2013 Equity Compensation Plan	(U)
10(ag)
Amendment No. 4 to the $400,000,000 Revolving Credit Facility Credit Agreement by and among Invacare Corporation, the other borrowers, guarantors and lenders thereto; PNC Bank, National Association, as Administrative Agent; Keybank National Association and Bank of America, N.A. as Co-Syndication Agents; and RBS Citizens, N.A. as Documentation Agent
(V)
10(ah)	Form of Executive Stock Option Award under Invacare Corporation 2013 Equity Compensation Plan	(X)
10(ai)	Form of Stock Option Award under Invacare Corporation 2013 Equity Compensation Plan	(X)
10(aj)	Form of Executive Stock Option Award for Swiss Employees under Invacare Corporation 2013 Equity Compensation Plan	(X)

Official Exhibit No.	Description	Sequential Page No.
10(ak)	Form of Stock Option Award for Swiss Employees under Invacare Corporation 2013 Equity Compensation Plan	(X)
10(al)	Form of Director Restricted Stock Award under Invacare Corporation 2013 Equity Compensation Plan	(X)
10(am)	Form of Restricted Stock Award under Invacare Corporation 2013 Equity Compensation Plan	(X)
10(an)
Amended and Restated Credit Agreement, dated as of January 31, 2014, by and among the Company, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as administrative agent
(Y)
10(ao)	Retirement Agreement and Release by and between Invacare Corporation and Louis F.J. Slangen executed February 26, 2014.	(AA)*
21**	Subsidiaries of the Company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent Decree of Permanent Injunction, as filed with the U.S. District Court for the Northern District of Ohio on December 20, 2012.	(S)
101.INS**	XBRL instance document
101.SCH**	XBRL taxonomy extension schema
101.CAL**	XBRL taxonomy extension calculation linkbase
101.DEF**	XBRL taxonomy extension definition linkbase
101.LAB**	XBRL taxonomy extension label linkbase
101.PRE**	XBRL taxonomy extension presentation linkbase
________________________

*	Management contract, compensatory plan or arrangement

**	Filed herewith

(A)	Reference is made to Exhibit 10.1 of the Company report on Form 8-K, dated March 6, 2008, which Exhibit is incorporated herein by reference.

(B)	Reference is made to the appropriate Exhibit of the Company report on Form 10-K for the fiscal year ended December 31, 2004, which Exhibit is incorporated herein by reference.

(C)	Reference is made to Exhibit 4.1 of the Company report on Form 8-K, dated July 8, 2005, which Exhibit is incorporated herein by reference.

(D)	Reference is made to the appropriate Exhibit of the Company report on Form 10-K for the fiscal year ended December 31, 2005, which Exhibit is incorporated herein by reference.

(E)	Reference is made to Exhibit 4.1 of the Company report on Form 8-K, dated February 12, 2007, which Exhibit is incorporated herein by reference.

(F)	Reference is made to the appropriate Exhibit of the Company report on Form 10-K for the fiscal year ended December 31, 2007, which Exhibit is incorporated herein by reference.

(G)	Reference is made to the appropriate Exhibit of the Company report on Form 8-K, dated December 31, 2008, which Exhibit is incorporated herein by reference.

(H)	Reference is made to Exhibit 3(a) of the Company report on Form 10-K for the fiscal year ended December 31, 2008, which Exhibit is incorporated herein by reference.

(I)	Reference is made to Exhibit 10.1 of the Company report on Form 8-K, dated May 21, 2009, which Exhibit is incorporated herein by reference.

(J)	Reference is made to Exhibit 2.3 of the Company report on Form 8-A, dated October 30, 2009, which Exhibit is incorporated herein by reference.

(K)	Reference is made to the Exhibit 10.2 of the Company report on Form 10-Q, dated September 30, 2009, which Exhibit is incorporated herein by reference.

(L)	Reference is made to Appendix B of the Company Definitive Proxy Statement on Schedule 14A, dated April 7, 2010, which is incorporated herein by reference.

(M)	Reference is made to Exhibit 10.1 of the Company report on Form 8-K, dated October 28, 2010, which Exhibit is incorporated herein by reference.

(N)	Reference is made to the appropriate Exhibit of the Company report on Form 10-K for the fiscal year ended December 31, 2010, which Exhibit is incorporated herein by reference.

(O)	Reference is made to Exhibit 10.1 of the Company report on Form 8-K, dated April 5, 2011, which Exhibit is incorporated herein by reference.

(P)	Reference is made to the appropriate Exhibit of the Company report on Form 10-K for the fiscal year ended December 31, 2011, which Exhibit is incorporated herein by reference.

(Q)	Reference is made to the appropriate Exhibit of the Company report on Form 10-Q for the fiscal quarter ended June 30, 2012, which Exhibit is incorporated herein by reference,

(R)	Reference is made to the appropriate Exhibit of the Company report on Form 10-K for the fiscal year ended December 31, 2012, which Exhibit is incorporated herein by reference.

(S)	Reference is made to the appropriate Exhibit of the Company report on Form 8-K, dated December 20, 2012, which Exhibit is incorporated herein by reference.

(T)	Reference is made to the appropriate Exhibit of the Company report on Form 8-K, dated December 21, 2012, which Exhibit is incorporated herein by reference.

(U)	Reference is made to the appropriate Exhibit of the Company report on Form 8-K, dated May 16, 2013, which Exhibit is incorporated herein by reference.

(V)	Reference is made to the appropriate Exhibit of the Company report on Form 8-K, dated May 30, 2013, which Exhibit is incorporated herein by reference.

(W)	Reference is made to the appropriate Exhibit of the Company report on Form 8-K, dated August 7, 2013, which Exhibit is incorporated herein by reference.

(X)	Reference is made to the appropriate Exhibit of the Company report on Form 10-Q, dated September 30, 2013, which Exhibit is incorporated herein by reference.

(Y)	Reference is made to the appropriate Exhibit of the Company report on Form 8-K, dated January 31, 2014, which Exhibit is incorporated herein by reference.

(Z)	Reference is made to the appropriate Exhibit of the Company report on Form 8-K, dated February 13, 2014, which Exhibit is incorporated herein by reference.

(AA)	Reference is made to Exhibit 10.1 of the Company report on Form 8-K, dated February 26, 2014, which Exhibit is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Invacare Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Invacare Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Invacare Corporation and Subsidiaries

We have audited Invacare Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Invacare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting” which is included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Invacare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2013 of Invacare Corporation and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 27, 2014

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Net sales	$1,352,359	$1,432,693	$1,482,429
Cost of products sold	974,893	996,218	1,008,644
Gross Profit	377,466	436,475	473,785
Selling, general and administrative expenses	401,823	411,232	393,435
Charges related to restructuring activities	9,336	10,904	10,257
Loss on debt extinguishment including debt finance charges and associated fees	—	312	24,200
Asset write-downs to goodwill and intangible assets	1,523	773	49,480
Interest expense	3,508	8,240	10,106
Interest income	(384)	(686)	(1,213)
Earnings (loss) from Continuing Operations Before Income Taxes	(38,340)	5,700	(12,480)
Income taxes	12,660	16,775	9,280
Net Loss from Continuing Operations	(51,000)	(11,075)	(21,760)
Net Earnings from Discontinued Operations (net of tax of $450, $7,610 and $420, respectively)	3,108	12,902	17,647
Gain on Sale of Discontinued Operations (net of tax of $1,220)	80,943	—	—
Total Net Earnings from Discontinued Operations	84,051	12,902	17,647
Net Earnings (loss)	$33,051	$1,827	$(4,113)
Net Earnings (loss) per Share—Basic:
Net Loss from Continuing Operations	(1.60)	(0.35)	(0.68)
Net Earnings from Discontinued Operations	2.63	0.41	0.55
Net Earnings (loss) per Share—Basic	$1.04	$0.06	$(0.13)
Weighted Average Shares Outstanding—Basic	31,915	31,641	31,958
Net Earnings (loss) per Share—Assuming Dilution:
Net Loss from Continuing Operations	(1.60)	(0.35)	(0.68)
Net Earnings from Discontinued Operations	2.62	0.40	0.55
Net Earnings (loss) per Share—Assuming Dilution	$1.03	$0.06	$(0.13)
Weighted Average Shares Outstanding—Assuming Dilution	32,043	31,871	32,355

Net Earnings (loss)	$33,051	$1,827	$(4,113)
Other comprehensive income (loss):
Foreign currency translation adjustments	10,969	(9,624)	14,440
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains (losses)	1,771	(1,068)	(851)
Amounts arising during the year, primarily the addition of new participants	(320)	(168)	(2,048)
Deferred tax adjustment resulting from defined benefit plan activity	(355)	349	702
Valuation reserve (reversal) associated with defined benefit plan activity	275	55	(252)
Current period gain (loss) on cash flow hedges	83	(1,730)	305
Deferred tax benefit (loss) related to gain (loss) on cash flow hedges	(10)	53	(51)
Other Comprehensive Income (Loss)	12,413	(12,133)	12,245
Comprehensive Income (Loss)	$45,464	$(10,306)	$8,132

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
INVACARE CORPORATION AND SUBSIDIARIES

	December 31, 2013	December 31, 2012
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$29,785	$38,791
Trade receivables, net	188,622	198,791
Installment receivables, net	1,562	2,188
Inventories, net	155,637	183,246
Deferred income taxes	2,761	—
Other current assets	41,172	41,776
Assets held for sale - current	—	103,157
Total Current Assets	419,539	567,949
Other Assets	45,936	42,262
Other Intangibles	62,584	71,652
Property and Equipment, net	106,149	118,231
Goodwill	462,226	462,200
Total Assets	$1,096,434	$1,262,294
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$116,704	$133,048
Accrued expenses	133,100	135,189
Accrued income taxes	12,259	2,713
Short-term debt and current maturities of long-term obligations	14,102	5,427
Liabilities held for sale - current	—	23,358
Total Current Liabilities	276,165	299,735
Long-Term Debt	31,184	229,375
Other Long-Term Obligations	118,276	112,195
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 34,084 and 33,952 issued in 2013 and 2012, respectively)—no par	8,539	8,503
Class B Common Shares (Authorized 12,000 shares; 1,085 and 1,086, issued and outstanding in 2013 and 2012, respectively)—no par	272	272
Additional paid-in-capital	234,620	228,187
Retained earnings	396,016	364,546
Accumulated other comprehensive earnings	125,156	112,743
Treasury shares (3,158 and 3,135 shares in 2013 and 2012, respectively)	(93,794)	(93,262)
Total Shareholders’ Equity	670,809	620,989
Total Liabilities and Shareholders’ Equity	$1,096,434	$1,262,294

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2013	2012	2011
Operating Activities	(In thousands)
Net earnings (loss)	$33,051	$1,827	$(4,113)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of business	(82,163)	—	—
Depreciation and amortization	36,789	38,593	38,883
Provision for losses on trade and installment receivables	3,689	5,179	11,460
Provision (benefit) for deferred income taxes	2,017	4,316	(7,552)
Provision for other deferred liabilities	(146)	1,139	2,676
Provision for stock-based compensation	5,957	6,545	6,640
Loss on disposals of property and equipment	666	201	209
Loss on debt extinguishment including debt finance charges and associated fees	—	312	24,200
Asset write-downs to goodwill and intangible assets	1,523	773	49,480
Asset write-downs related to restructuring activities	—	2,892	—
Amortization of convertible debt discount	633	577	1,565
Changes in operating assets and liabilities:
Trade receivables	9,706	(214)	(1,514)
Installment sales contracts, net	(3,773)	4,521	(3,162)
Inventories	23,797	(16,620)	(16,389)
Other current assets	(2,070)	(6,086)	649
Accounts payable	(19,013)	2,560	2,299
Accrued expenses	1,396	8,549	(4,087)
Other long-term liabilities	(2,005)	7,227	(2,166)
Net Cash Provided by Operating Activities	10,054	62,291	99,078
Investing Activities
Purchases of property and equipment	(14,158)	(20,091)	(22,160)
Proceeds from sale of property and equipment	885	159	64
Proceeds from sale of businesses	187,552	—	—
Business acquisitions, net of cash acquired	—	(9,000)	(42,430)
(Increase) Decrease in other long-term assets	1,001	(265)	(724)
Other	65	(245)	(13)
Net Cash Used for Investing Activities	175,345	(29,442)	(65,263)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	352,455	339,314	450,595
Payments on revolving lines of credit and long-term borrowings	(545,874)	(367,500)	(454,567)
Proceeds from exercise of stock options	512	—	4,139
Payment of financing costs	—	(1)	(24,113)
Payment of dividends	(1,581)	(1,581)	(1,588)
Purchase of treasury stock	—	—	(21,548)
Net Cash Used by Financing Activities	(194,488)	(29,768)	(47,082)
Effect of exchange rate changes on cash	83	786	(271)
Increase (decrease) in cash and cash equivalents	(9,006)	3,867	(13,538)
Cash and cash equivalents at beginning of year	38,791	34,924	48,462
Cash and cash equivalents at end of year	$29,785	$38,791	$34,924
See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
INVACARE CORPORATION AND SUBSIDIARIES

	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Treasury Stock	Total
	(In thousands)
January 1, 2011 Balance	$8,401	$272	$231,685	$370,001	$112,631	$(70,579)	$652,411
Exercise of stock options	45	—	4,098	—	—	(10)	4,133
Non-qualified stock option expense	—	—	4,441	—	—	—	4,441
Restricted stock awards	25	—	2,174	—	—	(666)	1,533
Net earnings	—	—	—	(4,113)	—	—	(4,113)
Foreign currency translation adjustments	—	—	—	—	14,440	—	14,440
Unrealized gain on cash flow hedges	—	—	—	—	254	—	254
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(401)	—	(401)
Amounts arising during the year, primarily due to the addition of new participants	—	—	—	—	(2,048)	—	(2,048)
Marketable securities holding loss	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	8,132
Extinguishment of Convertible Debt	—	—	(20,989)	—	—	—	(20,989)
Dividends	—	—	—	(1,588)	—	—	(1,588)
Purchase of treasury shares	—	—	—	—	—	(21,548)	(21,548)
December 31, 2011 Balance	$8,471	$272	$221,409	$364,300	$124,876	$(92,803)	$626,525
Exercise of stock options	2	—	98	—	—	(100)	—
Non-qualified stock option expense	—	—	4,304	—	—	—	4,304
Restricted stock awards	30	—	2,211	—	—	(359)	1,882
Net earnings (loss)	—	—	—	1,827	—	—	1,827
Foreign currency translation adjustments	—	—	—	—	(9,624)	—	(9,624)
Unrealized gain on cash flow hedges	—	—	—	—	(1,677)	—	(1,677)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(664)	—	(664)
Amounts arising during the year, primarily due to the addition of new participants	—	—	—	—	(168)	—	(168)
Total comprehensive income	—	—	—	—	—	—	(10,306)
Extinguishment of Convertible Debt	—	—	165	—	—	—	165
Dividends	—	—	—	(1,581)	—	—	(1,581)
December 31, 2012 Balance	$8,503	$272	$228,187	$364,546	$112,743	$(93,262)	$620,989
Exercise of stock options	7	—	505	—	—	(13)	499
Non-qualified stock option expense	—	—	3,925	—	—	—	3,925
Restricted stock awards	29	—	2,003	—	—	(519)	1,513
Net earnings (loss)	—	—	—	33,051	—	—	33,051
Foreign currency translation adjustments	—	—	—	—	10,969	—	10,969
Unrealized gain on cash flow hedges	—	—	—	—	73	—	73
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	1,691	—	1,691
Amounts arising during the year, primarily due to the addition of new participants	—	—	—	—	(320)	—	(320)
Total comprehensive income	—	—	—	—	—	—	45,464
Dividends	—	—	—	(1,581)	—	—	(1,581)
December 31, 2013 Balance	$8,539	$272	$234,620	$396,016	$125,156	$(93,794)	$670,809

See notes to consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies

Nature of Operations: Invacare Corporation is a leading manufacturer and distributor of medical equipment used in the home based upon the Company’s distribution channels, breadth of product line and net sales. The Company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care, retail and continuing care markets.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of December 31, 2013 and the results of its operations and changes in its cash flow for the years ended December 31, 2013, 2012 and 2011, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a November 30 fiscal year end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the Company’s financial statements. All significant intercompany transactions are eliminated.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Accounts Receivable: The Company records accounts receivable when product ships or services are provided to its unaffiliated customers, risk of loss is passed and title is transferred. The estimated allowance for uncollectible amounts is based primarily on management's evaluation of the financial condition of specific customers. The Company records accounts receivable reserves for amounts that may become uncollectible in the future. The Company writes off accounts receivable when it becomes apparent, based upon customer circumstances, that such amounts will not be collected and legal remedies are exhausted.

Inventories: Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out method. Market values are based on the lower of replacement cost or estimated net realizable value. Finished goods and work in process inventories include material, labor and manufacturing overhead costs. Inventories have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

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

During 2013, the Company recognized intangible write-down charges of $1,523,000 comprised of: trademarks with indefinite lives impairment of $568,000, a trademark with a definite life impairment of $123,000, customer list impairment of $442,000 and a developed technology impairment of $223,000 each recorded in the IPG segment and a customer list impairment of $167,000 recorded in the North America/HME segment.

As a result of the Company's 2012 intangible impairment review, the Company recognized intangible write-down charges of $773,000 comprised of: trademark impairment with an indefinite life of $279,000 and developed technology impairment of $398,000 in the IPG segment and a patent impairment of $96,000 in the North America/HME segment.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In 2011, the Company recorded goodwill impairment charges of $39,729,000 and $7,990,000 related to the Asia/Pacific and North America/Home Medical Equipment (North America/HME) segments, respectively, and intangible asset impairment amounts of $625,000, $508,000, $427,000 and $201,000 were recorded for the IPG, North America/HME, Europe and Asia/Pacific segments, respectively. These impairments were the result of actual and future projected cash flows associated with these intangibles being insufficient to justify the carrying values.

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

Product Liability Cost: The Company is self-insured in North America for product liability exposures through its captive insurance company, Invatection Insurance Company, which currently has a policy year that runs from September 1 to August 31 and insures annual policy losses up to $10,000,000 per occurrence and $13,000,000 in the aggregate. The Company also has additional layers of external insurance coverage insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the Company’s per country foreign liability limits, as applicable. There can be no assurance that Invacare’s current insurance levels will continue to be adequate or available at affordable rates.

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

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

for using the same methodology, regardless of duration of the installment agreements. The Company has entered into an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare customers.

Research and Development: Research and development costs are expensed as incurred and included in cost of products sold. The Company’s annual expenditures for product development and engineering were approximately $24,544,000, $24,459,000 and $27,556,000 for 2013, 2012 and 2011, respectively.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $17,530,000, $20,017,000 and $19,523,000 for 2013, 2012 and 2011, respectively, the majority of which is incurred for advertising in the United States.

Stock-Based Compensation Plans: The Company accounts for share based compensation under the provisions of the Compensation—Stock Compensation, ASC 718. The amounts of stock-based compensation expense recognized were as follows (in thousands):

	2013	2012	2011
Stock-based compensation expense recognized as part of selling, general and administrative expense	$5,957	$6,545	$6,640

The amounts above reflect compensation expense related to restricted stock awards and nonqualified stock options awarded under the Invacare Corporation 2013 Equity Compensation Plan and 2003 Performance Plan. Stock-based compensation is not allocated to the business segments, but is reported as part of All Other as shown in the Company’s Business Segment Note to the Consolidated Financial Statements.

Income Taxes: The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities. With the exception of two subsidiaries, foreign subsidiaries with undistributed earnings are considered to have such earnings indefinitely reinvested and, accordingly with the exception of the two subsidiaries, no provision for income taxes has been provided for $48,000,000 of unremitted earnings of these foreign subsidiaries. The amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are permanently reinvested is not practically determinable. The Company has recorded the deferred tax impact of the unremitted earnings of the two subsidiaries for which the earnings are not permanently reinvested.

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

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Reclassifications: Certain amounts in prior period financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2013 as a result of discontinued operations.

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

Discontinued Operations

On December 21, 2012, as part of the Company's globalization strategy, and to allow it to focus on its core equipment product lines, the Company entered into an agreement to sell ISG and determined on that date that the "held for sale" criteria of ASC 360-10-45-9 were met. Accordingly, the assets and liabilities of ISG (long-lived asset disposal group) are shown at their carrying amounts, which are lower than the fair values less cost to sale as of December 31, 2012.

On January 18, 2013, the Company completed the sale of the ISG medical supplies business to AssuraMed, Inc. for a purchase price of $150,800,000 in cash. ISG had been operated on a stand-alone basis and reported as a reportable segment of the Company. The Company recorded a gain of $59,402,000 pre-tax in 2013 which represented the excess of the net sales price over the book value of the assets and liabilities of ISG, excluding cash. The sale of this business is dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the first quarter of 2013. The Company recorded expenses related to the sale of $5,350,000, of which $4,998,000 was paid as of December 31, 2013.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The net sales of the discontinued operation of ISG were $18,498,000, $341,606,000 and $299,491,000 for 2013, 2012 and 2011, respectively. Earnings before income taxes for the discontinued operation of ISG were $402,000, $16,238,000 and $14,725,000 for 2013, 2012 and 2011, respectively. The Company continues to sell products to the acquirer of ISG.

On August 6, 2013, the Company sold Champion, its domestic medical recliner business for dialysis clinics, to Champion Equity Holdings, LLC for $45,000,000 in cash, which is subject to final post-closing adjustments. Champion had been operated on a stand-alone basis and reported as part of the IPG segment of the Company. The Company recorded a gain of $22,761,000 pre-tax in the third quarter of 2013, which represents the excess of the net sales price over the book value of the assets and liabilities of Champion. The sale of this business is dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the third quarter of 2013. The Company recorded expenses related to the sale of $2,130,000, of which $1,499,000 was paid as of December 31, 2013. The gain recorded by the Company reflects the Company's estimated final purchase adjustments.

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

The net sales of the discontinued operation of Champion were $15,857,000, $22,767,000 and $19,209,000 for 2013, 2012 and 2011, respectively. Earnings before income taxes for the discontinued operation of Champion were $3,156,000, $4,274,000 and $3,342,000, respectively. Results for Champion include an interest expense allocation from continuing operations to discontinued operations of $449,000, $792,000 and $853,000, respectively, as proceeds from the sale were required to be utilized

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the Company's average interest rates for the periods presented.

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

The Company recorded an incremental intra-period tax allocation expense to discontinued operations in 2013 representing the cumulative intra-period allocation expense to discontinued operations.

The Company has classified ISG and Champion as a discontinued operation for all periods presented.

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to providers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($17,715,000 in 2013 and $22,213,000 in 2012) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the third party financing arrangement with DLL, a third party financing company which the Company has worked with since 2000, management monitors the collection status of these contracts in accordance with the Company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The Company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

The Company’s U.S. customers electing to finance their purchases can do so using DLL. In addition, the Company often provides financing directly for its Canadian customers for which DLL is not an option, as DLL typically provides financing to Canadian customers only on a limited basis. The installment receivables recorded on the books of the Company represent a single portfolio segment of finance receivables to the independent provider channel and long-term care customers. The portfolio segment is comprised of two classes of receivables distinguished by geography and credit quality. The U.S. installment receivables are the first class and represent installment receivables re-purchased from DLL because the customers were in default. Default with DLL is defined as a customer being delinquent by 3 payments. The Canadian installment receivables represent the second class of installment receivables which were originally financed by the Company because third party financing was not available to the HME providers. The Canadian installment receivables are typically financed for twelve months and historically have had a very low risk of default.

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

Interest income is recognized on installment receivables based on the terms of the installment agreements. Installment accounts are monitored and if a customer defaults on payments and is moved to collection, interest income is no longer recognized. Subsequent payments received once an account is put on non-accrual status are generally first applied to the principal balance and then to the interest. Accruing of interest on collection accounts would only be restarted if the account became current again. All installment accounts are accounted for using the same methodology regardless of the duration of the installment agreements. When

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

an account is placed in collection status, the Company goes through a legal process of adjudication which typically approximates eighteen months. Any write-offs are made after the legal process has been completed. The Company has not made any changes to either its accounting policies or methodology to estimation allowances for doubtful accounts in the last twelve months.

Installment receivables as of December 31, 2013 and 2012 consist of the following (in thousands):

	2013			2012
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$3,242	$5,677	$8,919	$4,982	$1,506	$6,488
Less:
Unearned interest	(61)	—	(61)	(71)	—	(71)
	3,181	5,677	8,858	4,911	1,506	6,417
Allowance for doubtful accounts	(1,619)	(4,420)	(6,039)	(2,723)	(1,100)	(3,823)
	$1,562	$1,257	$2,819	$2,188	$406	$2,594

Installment receivables purchased from DLL during the twelve months ended December 31, 2013 increased the gross installment receivables balance by $5,899,000 during the year compared to $2,609,000 in 2012. No sales of installment receivables were made by the Company during the year.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	2013	2012
Balance as of January 1	$3,823	$4,273
Current period provision	3,457	458
Direct write-offs charged against the allowance	(1,241)	(908)
Balance as of December 31	$6,039	$3,823

Installment receivables by class as of December 31, 2013 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$7,464	$7,464	$5,951	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,367	1,306	—	101
Impaired Installment receivables with a related allowance recorded	88	88	88	—
Total Canadian Installment Receivables	$1,455	$1,394	$88	$101
Total
Non-Impaired Installment receivables with no related allowance recorded	1,367	1,306	—	101
Impaired Installment receivables with a related allowance recorded	7,552	7,552	6,039	—
Total Installment Receivables	$8,919	$8,858	$6,039	$101

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Installment receivables by class as of December 31, 2012 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$4,508	$4,508	$3,365	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,522	1,451	—	120
Impaired Installment receivables with a related allowance recorded	458	458	458	—
Total Canadian Installment Receivables	$1,980	$1,909	$458	$120
Total
Non-Impaired Installment receivables with no related allowance recorded	1,522	1,451	—	120
Impaired Installment receivables with a related allowance recorded	4,966	4,966	3,823	—
Total Installment Receivables	$6,488	$6,417	$3,823	$120

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of December 31, 2013, the Company had no U.S. installment receivables past due of 90 days or more for which the Company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the Company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. However, while the full balance may be deemed to be impaired, the Company does historically collect a large percentage of the principal of its U.S. installment receivables.

In Canada, the Company had an immaterial amount of installment receivables which were past due of 90 days or more as of December 31, 2013 and December 31, 2012 for which the Company is still accruing interest.

The aging of the Company’s installment receivables was as follows as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$1,338	$—	$1,338	$1,467	$—	$1,467
0-30 Days Past Due	7	—	7	43	—	43
31-60 Days Past Due	—	—	—	2	—	2
61-90 Days Past Due	—	—	—	—	—	—
90+ Days Past Due	7,574	7,464	110	4,976	4,508	468
	$8,919	$7,464	$1,455	$6,488	$4,508	$1,980

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Inventories

Inventories, net of reserves, as of December 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012
Finished goods	$77,909	$94,675
Raw materials	63,123	71,596
Work in process	14,605	16,975
	$155,637	$183,246

Other Current Assets

Other current assets as of December 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012
Value added tax receivables	$19,699	$18,002
Recoverable income taxes	2,465	6,192
Derivatives (foreign exchange forward contracts)	789	1,062
Prepaid insurance	4,556	3,401
Prepaids and other current assets	13,663	13,119
	$41,172	$41,776

Other Assets

Other long-term assets as of December 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012
Cash surrender value of life insurance policies	$36,522	$36,375
Deferred Financing Fees	1,096	2,728
Investments	998	1,171
Long-term installment receivables	1,257	406
Long-term deferred taxes	4,741	—
Other	1,322	1,582
	$45,936	$42,262

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Property and Equipment

Property and equipment as of December 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012
Machinery and equipment	$358,061	$356,512
Land, buildings and improvements	91,389	95,047
Furniture and fixtures	12,774	13,397
Leasehold improvements	14,931	14,975
	477,155	479,931
Less allowance for depreciation	(371,006)	(361,700)
	$106,149	$118,231

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

In October 2011, the Company acquired a developed technology intangible asset and inventory related to a negative pressure wound therapy product in the United States for $965,000. The intangible was determined to be impaired in the fourth quarter of 2013 and was written-off.

The results of the acquisitions are included in the Institutional Products Group (IPG) segment since the date of acquisition.

Goodwill

The carrying amount of goodwill by operating segment is as follows (in thousands):

	North America/ HME	Institutional Products Group	Europe	Asia/ Pacific	Consolidated
Balance at January 1, 2011	$15,843	$21,505	$406,515	$40,147	$484,010
Reclassification	(7,853)	7,853	—	—	—
Foreign currency translation adjustments	—	(538)	14,668	(418)	13,712
Acquisitions	—	23,528	—	—	23,528
Impairment charge	(7,990)	—	—	(39,729)	(47,719)
Balance at December 31, 2011	$—	$52,348	$421,183	$—	$473,531
Foreign currency translation adjustments	—	638	(12,969)	—	$(12,331)
Acquisitions	—	1,000	—	—	$1,000
Balance at December 31, 2012	$—	$53,986	$408,214	$—	$462,200
Foreign currency translation adjustments	—	(1,402)	17,705	—	$16,303
Divestiture	—	(16,277)	—	—	$(16,277)
Balance at December 31, 2013	$—	$36,307	$425,919	$—	$462,226

As a result of the sale of Champion in 2013, goodwill was reduced for the Institutional Product Group segment by $16,277,000.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As a result of the Dynamic Medical Systems acquisition in 2011, goodwill of $23,528,000 was recorded in 2011 and $1,000,000 in 2012 for the Institutional Product Group segment, which is deductible for tax purposes.

In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill is reviewed annually for impairment. The Company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The Company has determined that its reporting units are the same as its operating segments. The Company completes its annual impairment tests in the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To estimate the fair values of the reporting units, the Company utilizes a discounted cash flow method model in which the Company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the Company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 10.00% in 2013 for the Company's initial impairment analysis compared to 9.88% in 2012 and 9.27% in 2011.
The Company also utilizes an Enterprise Value (EV) to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) Method to compute the fair value of its reporting units which considers potential acquirers and their EV to EBITDA multiples adjusted by an estimated premium. While more weight is given to the discounted cash flow method, the EV to EBITDA Method does provide corroborative evidence of the reasonableness of the discounted cash flow method results.
In 2013 and 2012, the Company performed a review for potential impairments of any other assets, including the Company's Taylor Street facility which is subject to the FDA consent decree that limits the Company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair subassemblies at the Taylor Street facility. The Company determined there was no impairment of the property, plant and equipment of the Taylor Street facility based on a comparison of the forecasted undiscounted cash flows to the carrying value of the net assets in accordance with ASC 360. In addition, the Company determined there was no impairment of net inventory associated with the facility.
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
In December 2011, the FDA requested that the Company agree to a consent decree of injunction at the Company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio, the then proposed terms of which would require the suspension of certain operations at those facilities until they are certified by the Company and then determined by the FDA to be in compliance with FDA quality system regulations. In accordance with ASC 350, a significant decline in the Company's stock price and market capitalization, as occurred following the announcement of the consent decree, should be considered as indicators of possible impairment that would require an interim assessment of goodwill for impairment.
As a result of the potential impact of the FDA consent decree, the Company updated the assumptions and variables in its DCF model as of December 31, 2011 in regards to the North America/HME segment, the segment primarily affected by the consent decree, and factored in a 230 basis point risk premium to the discount rate used to reflect the increased uncertainty with the Company's forecasted cash flows for the reporting unit. The risk premium adjustment was calculated by the Company by considering the decline in the Company's stock price as well as the Company's EBITDA multiple. The premium adjustment was made as the Company was not able to produce a range of cash flows given the lack of clarity on the final terms of the consent decree. The results of the calculation as of December 31, 2011 confirmed that the carrying value of the North America/HME reporting unit exceeded its fair value. Pursuant to ASC 360, the Company compared the forecasted un-discounted cash flows of the North America/HME segment to the carrying value of the net assets, which indicated no impairment of any other long-lived assets. The Company then conducted a Step II test in which the fair values of all recorded and unrecorded assets and liabilities were calculated to determine the impairment charge of $7,990,000, which represented the entire goodwill amount for the segment.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

While there was no indication of impairment in 2013 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for these segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the Company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the Company reviewed the results if the discount rate used were 100 basis points higher for the 2013 impairment analysis and determined that there still would not be an indicator of potential impairment for the Europe or IPG segments.

Other Intangibles

All of the Company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $31,944,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2012 to December 31, 2013 were the result of foreign currency translation and amortization except for intangible write-downs, noted below, which totaled $1,523,000.

The Company’s intangibles consist of the following (in thousands):

	December 31, 2013		December 31, 2012
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer Lists	$92,637	$65,158	$93,572	$58,447
Trademarks	31,944	—	31,280	—
License agreements	1,393	1,393	3,212	3,212
Developed Technology	9,916	6,390	9,650	5,588
Patents	6,107	5,568	6,060	5,234
Other	7,407	8,311	7,571	7,212
	$149,404	$86,820	$151,345	$79,693

Amortization expense related to other intangibles was $10,567,000, $10,747,000 and $10,542,000 for 2013, 2012 and 2011, respectively. Estimated amortization expense for each of the next five years is expected to be $8,431,000 for 2014, $7,041,000 in 2015, $5,706,000 in 2016, $2,262,000 in 2017 and $2,262,000 in 2018. Amortized intangibles are being amortized on a straight-line basis over remaining lives from 1 to 11 years with the majority of the intangibles being amortized over an average remaining life of approximately 6 years.

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
During 2013, the Company recognized intangible write-down charges of $1,523,000 comprised of: trademarks with indefinite lives impairment of $568,000, a trademark with a definite life impairment of $123,000, customer list impairment of $442,000 and developed technology impairment of $223,000 all recorded in the IPG segment and a customer list impairment of $167,000 recorded in the North America/HME segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the indefinite-lived trademark impairments in the IPG segment, which were $496,000 after-tax.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As a result of the Company's 2012 intangible impairment review, the Company recognized intangible write-down charges of $773,000 comprised of: trademark with an indefinite life impairment of $279,000 and developed technology impairment of $398,000 in the IPG segment and a patent impairment of $96,000 in the North America/HME segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the trademark impairment in the IPG segment, which was $204,000 after-tax.
As a result of the Company's 2011 intangible impairment review, the Company recognized intangible write-down charges of $1,761,000 comprised of: customer list impairment of $625,000 in the IPG segment, customer list impairment of $508,000 in the North America/HME segment, indefinite-lived trademark impairment of $427,000 in the European segment and an intellectual property impairment of $201,000 in the Asia/Pacific segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the indefinite-lived trademark impairment in the European segment, which was $320,000 after-tax.
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

Current Liabilities

Accrued expenses as of December 31, 2013 and 2012 consisted of accruals for the following (in thousands):

	2013	2012
Salaries and wages	$40,252	$41,813
Taxes other than income taxes, primarily Value Added Taxes	24,525	24,600
Warranty cost	27,393	21,451
Freight	7,636	7,853
Professional	6,516	7,595
Product liability, current portion	3,183	3,323
Rebates	1,681	3,635
Insurance	2,549	2,674
Interest	1,041	1,268
Derivative liability (foreign forward exchange contracts)	1,212	1,373
Severance	3,986	5,211
Other items, principally trade accruals	13,126	14,393
	$133,100	$135,189

Accrued rebates relate to several volume incentive programs the Company offers its customers. The Company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives.

Changes in accrued warranty costs were as follows (in thousands):

	2013	2012
Balance as of January 1	$21,451	$19,842
Warranties provided during the period	10,831	11,298
Settlements made during the period	(13,452)	(13,002)
Changes in liability for pre-existing warranties during the period, including expirations	8,563	3,313
Balance as of December 31	$27,393	$21,451

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The increase in the liability for pre-existing warranties in 2013 is primarily the result of product recalls. The warranty accrual as of December 31, 2013 includes anticipated warranty expense related to the power wheelchair joystick recall of $7,264,000 pre-tax ($7,170,000 after-tax), which primarily impacted the Asia/Pacific ($4,639,000) and the North America/HME segment ($2,625,000). The warranty accrual related to the power wheelchair joystick recall was increased during the fourth quarter of 2013 principally as a result of the commencement of the recall in the quarter and the realization that the number of replacement units required was trending higher than the Company's original estimates, which were based on historical information related to previous recalls. The effect of this change in estimate increased warranty expense by $3,402,000 ($3,308,000 after-tax) in the fourth quarter of 2013. The Company will continue to review the adequacy of the joystick recall accrual as the recall progresses.

Long-Term Debt

Debt as of December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Senior secured revolving credit facility, due in October 2015	$28,109	$217,494
Convertible senior subordinated debentures at 4.125%, due in February 2027	10,641	10,009
Other notes and lease obligations	6,536	7,299
	45,286	234,802
Less current maturities of long-term debt	(14,102)	(5,427)
	$31,184	$229,375

The Company's senior secured revolving credit agreement, (the “Credit Agreement”), as entered into on October 28, 2010, originally provided for a $400 million senior secured revolving credit facility maturing in October 2015. The Credit Agreement contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that require the Company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Credit Agreement, as amended) and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Credit Agreement, as amended).

On May 30, 2013, the Company entered into a Fourth Amendment ("the Amendment") to its Credit Agreement. Pursuant to the Amendment, the Credit Agreement was amended to: (i) decrease the aggregate principal amount of the revolving credit facility to $250,000,000 from $400,000,000, and limit the Company's borrowings under the revolving credit facility to an amount not to exceed $200,000,000 aggregate principal amount through December 31, 2013; (ii) increase the maximum leverage ratio to 4.00 to 1.00 from 3.50 to 1.00 until January 1, 2014, when the maximum leverage ratio reverts back to 3.50 to 1.00; (iii) decrease the minimum interest coverage ratio to 3.00 to 1.00 from 3.50 to 1.00 until January 1, 2014, when the minimum interest coverage ratio will revert back to 3.50 to 1.00; (iv) in calculating consolidated EBITDA for purposes of determining the ratios, provide for the add back to consolidated EBITDA of up to an additional $15,000,000 for future one-time cash restructuring charges and (v) provide for an increase of (A) 25 basis points in the margin applicable to determining the interest rate on borrowings under the revolving credit facility and letter of credit fees and (B) 10 basis points in the commitment fee, all during periods when the leverage ratio exceeds 3.50 to 1.00. The initial restructuring charge limitation of $15,000,000 for the life of the agreement was reached in the fourth quarter of 2012. As a result of reaching the charge limitation, EBITDA for the leverage ratio as of December 31, 2013 was reduced by cash charges of $3,871,000. Compliance with the ratios is tested at the end of the quarter in accordance with the Credit Agreement. As a result of the Amendment, the Company incurred $436,000 in fees in the second quarter of 2013 which were capitalized and are being amortized through October, 2015. In addition, as a result of reducing the capacity of the facility from $400,000,000 to $250,000,000, the Company wrote-off $1,216,000 in fees previously capitalized in the second quarter of 2013, which is reflected in the expense of the North America / HME segment.

The Credit Agreement also provides for the issuance of swing line loans. Borrowings under the Credit Agreement bear interest, at the Company's election, at (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a margin; or (ii) a Base Rate Option plus a margin. The applicable margin is currently 2.25% per annum for LIBOR loans and 1.25% for the Base Rate Option loans based on the Company's leverage ratio. In addition to interest, the Company is required to pay commitment fees on the unused portion of the Credit Agreement. The commitment fee rate is currently 0.35% per annum. Like the interest rate spreads, the commitment fee is subject to adjustment based on the Company's leverage ratio. The obligations of the borrowers under the Credit

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Agreement are secured by substantially all of the Company's U.S. assets and are guaranteed by substantially all of the Company's material domestic and foreign subsidiaries.

As of December 31, 2013, the Company's leverage ratio was 2.30 and the Company's interest coverage ratio was 7.51 compared to a leverage ratio of 2.66 and an interest coverage ratio of 19.00 as of December 31, 2012. As of December 31, 2013, the Company was in compliance with all covenant requirements and under the most restrictive covenant of the Company's borrowing arrangements, the Company had the capacity to borrow up to an additional $40,143,000.

The Company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in privately negotiated transactions or otherwise so long as no event of default is then occurring or would be caused thereby and the Company’s leverage ratio after such redemption, purchase or repurchase is not more than 3.00 to 1. The Credit Agreement provides for customary events of default with corresponding grace periods, including, among other things, failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and change of control. Such purchases or exchanges, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. The Company did not repurchase and extinguish any of its Convertible Senior Subordinated Debentures in 2013 compared to repurchase and extinguishment of principal amounts of $500,000 in 2012 and $63,351,000 in 2011. As of December 31, 2013, the Company had $13,350,000 remaining of Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the Company believes that its exposure to interest rate fluctuations is manageable given that portions of the Company's debt are at fixed rates into 2014, the Company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the Company's free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. The Company is a party to an interest rate swap agreement to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, an interest rate swap agreement, as of December 31, 2013, for a notional amount of $12,000,000 through April 2014 was entered into that fixes the LIBOR component of the interest rate on that portion of the revolving credit facility debt at rate of 0.54% for an effective aggregate rate of 2.79%. As of December 31, 2013, the weighted average floating interest rate on revolving credit borrowing was 2.39% compared to 2.21% as of December 31, 2012.

In 2007, the Company issued $135,000,000 principal amount of Convertible Senior Subordinated Debentures due 2027. The debentures are unsecured senior subordinated obligations of the Company guaranteed by substantially all of the Company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the Company, or a combination of cash and common shares of the Company, subject to certain conditions. The debentures allow the Company to satisfy the conversion using any combination of cash or stock, and at the Company’s discretion. The Company intends to satisfy the accreted value of the debentures using cash. Assuming adequate cash on hand at the time of conversion, the Company also intends to satisfy the conversion spread using cash, as opposed to stock. As of December 31, 2013, the principal amount of the Company’s Convertible Notes exceeded the if-converted value of those notes by $851,000. The Company retired principal amounts of $500,000 in 2012 compared $63,351,000 in 2011 of Convertible Notes at a premium above par. In accordance with ASC 470-20, Convertible Debt, the Company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt. The Company recorded expense of $312,000 and $24,200,000 related to the loss on the debt extinguishment including the write-off of $11,000 and $1,554,000 of deferred financing fees, which were previously capitalized in 2012 and 2011, respectively.

The Company includes the dilutive effect of shares necessary to settle the conversion spread in the Net Earnings per Share- Assuming Dilution calculation unless such amounts are anti-dilutive. The initial conversion rate is 40.3323 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $24.79 per share. Holders of the debentures can convert the debt to common stock if the Company’s common stock price is at a level in excess of $32.23, a 30% premium to the initial conversion price for at least twenty trading days during a period of thirty consecutive trading days preceding the date on which the notice of conversion is given. At a conversion price of $32.23 (30% premium over $24.79), the full conversion of the convertible debt equates to 539,000 shares. The debentures are redeemable at the Company’s option, subject to specified conditions, on or after February 6, 2012 through and including February 1, 2017. The Company may redeem some or all of the debentures for cash on or after February 1, 2017. Holders have the right to require the Company to repurchase all or some of their debentures upon the occurrence of certain circumstances on February 1, 2017 and 2022. The Company evaluated the terms of the call, redemption and conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did not require separate accounting as derivatives. The notes, debentures and common shares issuable upon conversion of the debentures have been registered under the Securities Act.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of the Company’s convertible debt as of December 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012
Carrying amount of equity component	$25,381	$25,381

Principal amount of liability component	$13,350	$13,350
Unamortized discount	(2,709)	(3,341)
Net carrying amount of liability component	$10,641	$10,009

The unamortized discount of $2,709,000 is to be amortized through February 2017. The effective interest rate on the liability component was 11.5% for 2007 through 2012. Non-cash interest expense of $633,000, $577,000 and $1,565,000 was recognized in 2013, 2012 and 2011, respectively, in comparison to actual interest expense paid of $551,000, $560,000 and $1,670,000 based on the stated coupon rate of 4.125%, for each of the same periods. The convertible debt was not convertible as of December 31, 2013 nor was the convertible debt conversion price threshold of $32.23 met during 2013.

Included in the senior secured revolving credit facility, there were no borrowings denominated in foreign currencies as of December 31, 2012 or December 31, 2013. For 2013 and 2012, the weighted average interest rate on all borrowings was 2.73% and 2.36%, respectively.

The aggregate minimum maturities of long-term debt for each of the next five years are as follows: $14,102,000 in 2014, $1,148,000 in 2015, $16,175,000 in 2016, $1,249,000 in 2017, and $694,000 in 2018. Interest paid on all borrowings was $4,046,000, $8,866,000 and $10,789,000 in 2013, 2012 and 2011, respectively.

Other Long-Term Obligations

Other long-term obligations as of December 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012
Supplemental Executive Retirement Plan liability	$27,049	$27,460
Product liability	17,185	17,011
Deferred income taxes	36,328	30,123
Deferred compensation	11,679	11,774
Uncertain tax obligation including interest	15,524	13,430
Other	10,511	12,397
Total long-term obligations	$118,276	$112,195

Leases and Commitments

The Company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the Company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2013, the Company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2024. Lease expenses were approximately $24,802,000 in 2013, $24,277,000 in 2012 and $24,249,000 in 2011.

The amount of buildings and equipment capitalized in connection with capital leases was $13,435,000 and $14,416,000 at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, accumulated amortization was $6,942,000 and $6,982,000, respectively, which is included in depreciation expense.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Future minimum operating and capital lease commitments, as of December 31, 2013, are as follows (in thousands):

Year	Capital Leases	Operating Leases
2014	$1,450	$19,187
2015	1,436	12,517
2016	1,433	7,395
2017	1,427	4,274
2018	749	2,328
Thereafter	1,566	2,252
Total future minimum lease payments	8,061	$47,953
Amounts representing interest	(1,568)
Present value of minimum lease payments	$6,493
Retirement and Benefit Plans

Substantially all full-time salaried and hourly domestic employees are included in the Invacare Retirement Savings Plan sponsored by the Company. The Company makes matching cash contributions up to 66.7% of employees’ contributions up to 3% of compensation. The Company also makes quarterly contributions to this Plan equal to a percentage of qualified wages. In 2013, quarterly contributions were made at 1% of qualified wages per a July 1, 2011 resolution of the Compensation and Management Development Committee of the Board of Directors. The Company may make discretionary contributions to the domestic plans based on an annual resolution of the Board of Directors. Contribution expense for the Invacare Retirement Savings Plan in 2013, 2012 and 2011 was $3,126,000, $3,620,000 and $5,599,000, respectively.

The Company sponsors a Deferred Compensation Plus Plan covering certain employees, which provides for elective deferrals and the Company retirement deferrals so that the total retirement deferrals equal amounts that would have contributed to the Company’s principal retirement plans if it were not for limitations imposed by income tax regulations.

The Company sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. Effective December 31, 2008, the SERP was amended, in part to comply with IRS Section 409A. As a result of the amendment, the plan became a defined benefit cash balance plan for the non-retired participants and thus, future payments by the Company will be made based upon a cash balance formula with interest credited at a rate determined annually by the Compensation and Management Development Committee of the Board of Directors. In 2013 interest was credited at 0% for active participants in the SERP in accordance with a July 1, 2011 resolution of the Compensation and Management Development Committee of the Board of Directors. The plan continues to be unfunded with individual hypothetical accounts maintained for each participant.

The SERP projected benefit obligation related to this unfunded plan was $27,439,000 and $27,851,000 at December 31, 2013 and 2012, respectively, and the accumulated benefit obligation was $27,439,000 and $27,851,000 at December 31, 2013 and 2012, respectively. The projected benefit obligations were calculated using an assumed future salary increase of 4% at both December 31, 2013 and 2012. The assumed discount rate, relevant for three participants unaffected by the plan conversion was 4.95% and 4.05% for 2013 and 2012, respectively, based upon the discount rate on high-quality fixed-income investments without adjustment. The retirement age was 65 for both 2013 and 2012. Income for the plan in 2013 was $14,000 compared to expense of $370,000 and $1,765,000 in 2012 and 2011, respectively, comprised of interest income of $236,000 in 2013 and interest cost of $187,000 and $904,000 in 2012 and 2011, respectively, with the remaining portion related to service costs, prior service costs and other gains/losses. Benefit payments in 2013, 2012 and 2011 were $398,000, $398,000 and $410,000, respectively.

The Company also sponsors a Death Benefit Only Plan (DBO) for certain key executives that provides a benefit equal to three times the participant’s final target earnings should the participant’s death occur while an employee and a benefit equal to one times the participant’s final earnings upon the participant’s death after normal retirement or post-employment. Income for the plan in 2013 was $259,000 compared to expense of $509,000 and $536,000 in 2012 and 2011, respectively, comprised of income of $364,000 in 2013 compared to expense of $412,000 and $449,000 for 2012 and 2011, respectively, related to service cost and accrual adjustments with the remaining portion related to interest costs. There were no benefit payments in 2013, 2012 or 2011.
In conjunction with these non-qualified and unfunded U.S. defined benefit plans, the Company has invested in life insurance policies related to certain employees to help satisfy these future obligations.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In Europe, the Company maintains defined benefit plans in Switzerland and in the Netherlands. In Switzerland, a statutory pension plan is maintained with a private insurance Company and, in accordance with Swiss law, the plan functions as a defined contribution plan whereby employee and employer contributions are defined as a percentage of individual salary depending on the age of the employee and a guaranteed interest rate, which is annually defined by the Swiss Pension Fund. Under U.S. GAAP, the plan is treated as a defined benefit plan. In the Netherlands, the statutory pension plan contains benefits and provisions for an Old Age Pension benefit that starts at age 65 and is payable until death and a Survivors Pension that starts immediately after the death of the insured and is payable until the death of the surviving spouse. The plan also provides for a Temporary Survivors Pension, an Orphans Pension and Premium Waiver During Disability. Under U.S. GAAP the plan is treated as a defined benefit plan. Income for the plans was $205,000, $105,000 and $215,000 in 2013, 2012 and 2011, respectively.

Accumulated other comprehensive income associated with the SERP, DBO, Swiss and Netherlands pension plans combined was $5,414,000 and $6,785,000 as of December 31, 2013 and 2012, respectively for a net change of $1,371,000 with $478,000 in net periodic benefit income recognized during the year.

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

During 2013, 2012 and 2011, the Committee granted 756,700, 761,892 and 608,896 non-qualified stock options, respectively, each having a term of ten years and generally granted at the fair market value of the Company’s Common Shares on the date of grant under the 2003 Plan. There were no stock appreciation rights outstanding at December 31, 2013, 2012 or 2011.

Restricted stock awards for 114,700, 118,200, and 101,329 shares were granted in years 2013, 2012 and 2011, respectively, without cost to the recipients. The 2013 weighted average fair value of the 2013 restricted stock awards was $14.49. The restricted stock awards vest ratably over the four years after the award date. There were 97,695 restricted stock awards with a weighted average fair value of $20.34 that vested in 2013 and 12,925 restricted stock awards were forfeited in 2013.

At December 31, 2013 and 2012, there were 264,878 and 260,548 shares, respectively, for restricted stock awards that were unvested. Unearned restricted stock compensation of $3,705,000 in 2013, $4,323,000 in 2012 and $5,227,000 in 2011, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period. Compensation expense of $2,031,000, $2,241,000 and $2,199,000 was recognized in 2013, 2012 and 2011, respectively, related to restricted stock awards granted since 2004.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The 2013 Plan, 2003 Plan and the 1994 Performance Plans (the "Plans") have provisions that allow employees to exchange mature shares to pay the exercise price and surrender shares from the options or restricted awards to cover the minimum tax withholding obligation. Under these provisions, the Company acquired approximately 23,000 treasury shares for $532,000 in 2013, 35,000 shares for $459,000 in 2012 and 31,000 shares for $676,000 in 2011.

The following table summarizes information about stock option activity for the three years ended 2013, 2012 and 2011:

	2013	Weighted Average Exercise Price	2012	Weighted Average Exercise Price	2011	Weighted Average Exercise Price
Options outstanding at January 1	4,664,634	$26.21	4,455,365	$28.99	4,484,195	$29.60
Granted	756,700	14.47	761,892	13.44	608,896	24.57
Exercised	(30,166)	16.94	(9,417)	10.70	(178,744)	23.15
Canceled	(857,386)	28.63	(543,206)	31.52	(458,982)	31.42
Options outstanding at December 31	4,533,782	$23.86	4,664,634	$26.21	4,455,365	$28.99
Options exercise price range at December 31	13.35 to		13.37 to		10.70 to
	$47.80		$47.80		$47.80
Options exercisable at December 31	2,985,175		3,074,275		2,960,317
Options available for grant at December 31*	4,460,337		1,248,033		1,914,574
 ________________________

*	Options available for grant as of December 31, 2013 reduced by net restricted stock award activity of 793,351.

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 12/31/13	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price	Number Exercisable At 12/31/13	Weighted Average Exercise Price
$ 13.35 – $15.00	1,332,962	8.9	$13.96	152,186	$13.40
$ 15.01 – $25.00	1,580,572	5.4	22.53	1,333,490	22.22
$ 25.01 – $35.00	919,833	5.6	25.73	799,084	25.76
$ 35.01 – $47.80	700,415	1.1	43.25	700,415	43.25
Total	4,533,782	5.8	$23.86	2,985,175	$27.65

The Plans provide that shares granted come from the Company’s authorized but un-issued Common Shares or treasury shares. In addition, the Company’s stock-based compensation plans allow participants to exchange mature shares for the exercise price and surrender shares for minimum withholding taxes, which results in the Company acquiring treasury shares. Pursuant to the Plans, the Committee has established that the majority of the 2013 grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. Accordingly, for the stock options issued in 2013, 2012 and 2011, 25% of such options vested in the year following issuance. The stock options awarded during such years provided a four-year vesting period whereby options vest equally in each year. The 2013, 2012 and 2011 expense has been adjusted for estimated forfeitures of awards that will not vest because service or employment requirements have not been met.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2013	2012	2011
Expected dividend yield	0.4%	0.4%	0.2%
Expected stock price volatility	38.2%	41.0%	37.3%
Risk-free interest rate	0.82%	0.94%	1.11%
Expected life in years	6.1	6.0	5.9
Forfeiture percentage	9.2%	7.6%	6.9%

Expected stock price volatility is calculated at each date of grant based on historical stock prices for a period of time commensurate with the expected life of the option. The weighted-average fair value of options granted during 2013, 2012 and 2011 was $5.33, $5.14 and $8.88, respectively. The weighted-average remaining contractual life of options outstanding at December 31, 2013, 2012 and 2011 was 5.8, 5.8 and 5.7 years, respectively. The weighted-average contractual life of options exercisable at December 31, 2013 was 4.4 years. The total intrinsic value of stock awards exercised in 2013, 2012 and 2011 was $158,000, $41,000 and $1,429,000, respectively. As of December 31, 2013, the intrinsic value of all options outstanding and of all options exercisable was $14,144,000 and $3,252,000, respectively.

The exercise of stock awards in 2013, 2012 and 2011 resulted in cash received by the Company totaling $512,000, $0 and $4,139,000 for each period, respectively with no tax benefits for any period. The total fair value of awards vested during 2013, 2012 and 2011 was $3,778,000, $4,398,000 and $4,362,000, respectively.

As of December 31, 2013, there was $11,975,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the Plans, which is related to non-vested options and shares, which includes $3,705,000 related to restricted stock awards. The Company expects the compensation expense to be recognized over a weighted-average period of approximately two years. Prior to the adoption of ASC 718, Compensation—Stock Compensation, the Company presented all tax benefit deductions resulting from the exercise of stock options as a component of operating cash flows in the Consolidated Statement of Cash Flows. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options is classified as a component of financing cash flows.

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

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income (Loss) ("OCI") during the year ended December 31, 2013 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2012	117,465	2,845	(6,785)	(782)	112,743
OCI before reclassifications	26,380	(15,411)	2,218	671	13,858
Amount reclassified from accumulated OCI	—	—	(847)	(598)	(1,445)
Net current-period OCI	26,380	(15,411)	1,371	73	12,413
December 31, 2013	143,845	(12,566)	(5,414)	(709)	125,156

Reclassifications out of accumulated OCI for the year ended December 31, 2013 were as follows (in thousands):

	Amount reclassified from OCI	Affected Statement of Comprehensive Income (Loss) line
Defined Benefit Plans
Service and interest costs	(927)	Selling, General and Administrative
Tax	80	Income Taxes
Total after tax	(847)

Derivatives
Foreign currency forward contracts hedging sales	432	Net Sales
Foreign currency forward contracts hedging purchases	(703)	Cost of Products Sold
Interest rate swaps	(337)	Interest Expense
Total before tax	(608)
Tax	(10)	Income Taxes
Total after tax	(598)

Capital Stock

Capital stock activity for 2013, 2012 and 2011 consisted of the following (in thousands of shares):

	Common Stock Shares	Class B Shares	Treasury Shares
January 1, 2011 Balance	33,559	1,086	(2,319)
Exercise of stock options	180	—	—
Restricted stock awards	96	—	(31)
Purchase of shares for treasury	—	—	(750)
December 31, 2011 Balance	33,835	1,086	(3,100)
Exercise of stock options	10	—	(8)
Restricted stock awards	107	—	(27)
December 31, 2012 Balance	33,952	1,086	(3,135)
Exercise of stock options	30	—	—
Restricted stock awards	102	—	(23)
December 31, 2013 Balance	34,084	1,086	(3,158)

Stock awards for 12,925, 10,631 and 4,900 shares were canceled in 2013, 2012 and 2011, respectively.  In 2013, 2012 and 2011, dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid, respectively.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Charges Related to Restructuring Activities

The Company's restructuring charges recorded in 2011, 2012 and 2013 were necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the Company's customers (e.g. home health care providers) and continued pricing pressures faced by the Company as a result of outsourcing by competitors to lower cost locations. In addition, restructuring decisions were also the result of reduced profitability in the North America/HME segment impacted by the FDA consent decree. While the Company's restructuring efforts have been executed on a timely basis resulting in operating cost savings, the savings have been more than offset by continued margin decline, principally as a result of product mix, reduced volumes and regulatory and compliance costs related to quality system improvements which are unrelated to the restructuring actions. The Company expects any near-term cost savings from restructuring will be offset by the continued investment in regulatory and compliance costs related to quality system improvements at least until the Company has completed its quality systems remediation efforts, and reduced net sales in the North America/HME segment until it has successfully completed the previously described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the Company may resume full operations.

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

Charges for the year ended December 31, 2012 totaled $11,395,000 including charges for severance ($6,775,000), lease termination costs ($1,725,000), building and asset write-downs, primarily related to the closure of the Hong, Denmark assembly facility, and other miscellaneous charges in Europe and Asia/Pacific ($2,404,000) and inventory write-offs ($491,000) in Asia/Pacific recorded in cost of products sold. Severance charges were primarily incurred in the North America/HME segment ($4,242,000), Asia/Pacific segment ($1,681,000) and Europe segment ($817,000). The charges were incurred as a result of the elimination of various positions as part of the Company's globalization initiatives. In addition, a portion of the North America/HME segment severance was related to positions eliminated, principally in sales and marketing as well as manufacturing, at the Company's Taylor Street facility as a result of the FDA consent decree. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. In Europe, positions were eliminated as a result of finalizing the exit from the manufacturing facility in Denmark and an elimination of a senior management position in Switzerland. In Asia/Pacific, at the end of October 2012, the Company's management approved a plan to restructure the Company's operations in this segment. In Australia, the Company consolidated offices / warehouses, decreased staffing and exited various activities while returning to a focus on distribution. At the Company's subsidiary, which produces microprocessor controllers, the Company decided to cease the contract manufacturing business for companies outside of the healthcare industry. Payments for the year ended December 31, 2012 were $9,381,000 and were funded with operating cash flows. The majority of the 2012 charges have now been paid out.

Charges for the year ended December 31, 2013 totaled $9,336,000 including charges for severance ($8,282,000), lease termination costs ($698,000) and other miscellaneous charges principally in North America/HME ($356,000). Severance charges were primarily incurred in the North America/HME segment ($5,405,000), Europe segment ($1,640,000) and Asia/Pacific segment ($970,000). The charges were incurred as a result of the elimination of various positions as part of the Company's globalization initiatives. North America/HME segment severance was principally related to positions eliminated due to lost sales volumes

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

resulting from the impact of the FDA consent decree. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. In Europe, severance incurred for elimination of certain sales and supply chain positions. In Asia/Pacific, severance principally incurred at the Company's subsidiary, which produces microprocessor controllers, as a result of the Company's decision in 2012 to cease the contract manufacturing business for companies outside of the healthcare industry. The lease termination costs were principally related to Australia as a result of the restructuring announced in 2012. Payments for the year ended December 31, 2013 were $11,844,000 and were funded with operating cash flows and cash on hand. The majority of the 2013 charges are expected to be paid out within the next 12 months. To date, the Company's liquidity has not been materially impacted.

There have been no material changes in accrued balances related to the charges, either as a result of revisions in the plan or changes in estimates. In addition, the savings anticipated as a result of the Company's restructuring plans have been or are expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting Selling, General and Administrative expenses, and to a lesser extent, Costs of Products Sold. However, in 2011, 2012 and into 2013, these savings have been more than offset by continued margin decline, principally as a result of product mix, and higher regulatory and compliance costs related to quality system improvements and reduced net sales volumes primarily related to mobility and seating products impacted by the consent decree, which are unrelated to the restructuring actions. A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Inventory	Lease Terminations	Other	Total
December 31, 2010 Balance
Total	$—	$—	$—	$—	$—
Charges
North America/HME	4,755	—	—	4	4,759
IPG	123	—	—	—	123
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,352	277	1,788	117	10,534
Payments
North America/HME	(1,663)	—	—	(4)	(1,667)
IPG	(52)	—	—	—	(52)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,447)	(277)	(1,714)	(117)	(5,555)
December 31, 2011 Balance
North America/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	4,905	—	74	—	4,979
Charges
North America/HME	4,242	—	5	—	4,247
IPG	35	—	—	—	35
Europe	817	—	53	1,223	2,093
Asia/Pacific	1,681	491	1,667	1,181	5,020
Total	6,775	491	1,725	2,404	11,395

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Severance	Inventory	Lease Terminations	Other	Total
Payments
North America/HME	(3,587)	—	(5)	—	(3,592)
IPG	(106)	—	—	—	(106)
Europe	(1,964)	—	(127)	(1,223)	(3,314)
Asia/Pacific	(812)	(340)	(42)	(1,175)	(2,369)
Total	(6,469)	(340)	(174)	(2,398)	(9,381)
December 31, 2012 Balance
North America/HME	3,747	—	—	—	3,747
IPG	—	—	—	—	—
Europe	595	—	—	—	595
Asia/Pacific	869	151	1,625	6	2,651
Total	$5,211	$151	$1,625	$6	$6,993
Charges
North America/HME	5,405	—	164	353	5,922
IPG	267	—	—	—	267
Europe	1,640	—	—	—	1,640
Asia/Pacific	970	—	534	3	1,507
Total	8,282	—	698	356	9,336
Payments
North America/HME	(6,347)	—	(164)	(353)	(6,864)
IPG	(175)	—	—	—	(175)
Europe	(1,146)	—	—	—	(1,146)
Asia/Pacific	(1,839)	(151)	(1,660)	(9)	(3,659)
Total	$(9,507)	$(151)	$(1,824)	$(362)	$(11,844)
December 31, 2013 Balance
North America/HME	2,805	—	—	—	2,805
IPG	92	—	—	—	92
Europe	1,089	—	—	—	1,089
Asia/Pacific	—	—	499	—	499
Total	$3,986	$—	$499	$—	$4,485

Income Taxes

Earnings (loss) from continuing operations before income taxes consist of the following (in thousands):

	2013	2012	2011
Domestic	$(68,410)	$(26,258)	$(24,977)
Foreign	30,070	31,958	12,497
	$(38,340)	$5,700	$(12,480)

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company has provided for income taxes (benefits) from continuing operations as follows (in thousands):

	2013	2012	2011
Current:
Federal	$(700)	$(9,411)	$3,244
State	300	716	580
Foreign	11,043	21,154	13,008
	10,643	12,459	16,832
Deferred:
Federal	3,011	3,968	(3,474)
Foreign	(994)	348	(4,078)
	2,017	4,316	(7,552)
Income Taxes	$12,660	$16,775	$9,280

Included in the 2013 and 2012 Federal current tax benefit is a benefit of $1,220,000 and $7,126,000 related to an intra-period allocation to continuing operations. A charge in an equal amount is in discontinued operations. A reconciliation to the effective income tax rate from the federal statutory rate is as follows:

	2013	2012	2011
Statutory federal income tax rate	(35.0)%	35.0%	(35.0)%
State and local income taxes, net of federal income tax benefit	0.5	8.2	3.0
Tax credits	(25.9)	(8.5)	(9.9)
Foreign taxes at less than the federal statutory rate (including tax holidays)	(12.0)	(60.7)	(39.9)
Federal and foreign valuation allowance	48.2	302.2	51.0
Non-deductible extinguishment and debt finance costs	—	1.2	20.6
Withholding taxes	0.8	12.3	(0.3)
Compensation	0.6	1.3	2.5
Dividends	61.9	(1.8)	21.1
Life insurance	(1.7)	(11.3)	(5.5)
Foreign branch activity	(2.0)	(14.7)	(11.3)
Uncertain tax positions	1.5	155.5	0.9
Goodwill and intangible asset impairment (Asia/Pacific)	—	—	113.1
Foreign tax audit settlement	—	—	(39.6)
Other, net	(3.9)	(124.4)	3.7
	33.0%	294.3%	74.4%

The foreign tax audit settlement in 2011 relates to a tax settlement in Germany as the German government agreed to follow a European Court of Justice case and a German Tax Court case that impacted an open tax return year for a benefit of $4,947,000 or $0.15 per diluted share. The increase in 2012 uncertain tax positions relates primarily to a foreign audit of years prior to 2012.

At December 31, 2013, total deferred tax assets were $126,350,000, total deferred tax liabilities were $40,723,000 and the tax valuation allowance total was $120,470,000 for a net deferred income tax liability of $34,843,000 compared to total deferred tax assets of $111,107,000, total deferred tax liabilities of $43,052,000 and a tax valuation allowance total of $100,314,000 for a net deferred income tax liability of $32,259,000 at December 31, 2012.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Significant components of deferred income tax assets and liabilities at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Current deferred income tax assets (liabilities), net:
Loss carryforwards	$—	$107
Bad debt	6,931	7,280
Warranty	6,104	4,929
State and local taxes	2,787	2,761
Other accrued expenses and reserves	3,939	2,575
Inventory	1,702	2,331
Compensation and benefits	1,688	2,439
Product liability	487	292
Valuation allowance	(27,300)	(22,592)
Other, net	406	(2,258)
	$(3,256)	$(2,136)
Long-term deferred income tax assets (liabilities), net:
Goodwill & intangibles	(25,919)	(25,894)
Convertible debt	(659)	(810)
Fixed assets	(13,115)	(14,089)
Compensation and benefits	22,967	22,388
Loss and credit carryforwards	62,738	48,747
Product liability	3,562	3,812
State and local taxes	13,039	11,608
Valuation allowance	(93,170)	(77,722)
Other, net	(1,030)	1,837
	$(31,587)	$(30,123)
Net Deferred Income Taxes	$(34,843)	$(32,259)

The Company recorded a valuation allowance for its domestic net deferred tax assets due to a domestic loss recognized in each year from 2007 through 2013 (except for discontinued gains). In addition, during 2007 through 2013, the Company also recorded valuation allowances for certain foreign country net deferred tax assets where recent performance results in a three year cumulative loss. The Company made net payments for income taxes of $6,349,000, $10,837,000, and $14,290,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, the Company had foreign tax loss carryforwards of approximately $52,056,000 which are non-expiring, of which $52,056,000 are offset by valuation allowances. At December 31, 2013, the Company also had $397,000,000 of domestic state and local tax loss carryforwards, of which $154,000,000 expire between 2014 and 2017, $162,000,000 expire between 2018 and 2027 and $81,000,000 expire after 2027. The Company has domestic federal tax credit carryforwards of $28,244,000 of which $4,080,000 expire between 2014 and 2018 and $23,017,000 expire between 2019 and 2022, $900,000 expire in 2031 and $247,000 are indefinite.

As of December 31, 2013 and 2012, the Company had a liability for uncertain tax positions, excluding interest and penalties of $10,343,000 and $9,401,000, respectively. The Company does not believe there will be a material change in its unrecognized tax positions over the next twelve months.

The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $10,343,000 and $9,401,000 at December 31, 2013 and 2012, respectively.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2013	2012
Balance at beginning of year	$9,851	$4,075
Additions to:
Positions taken during the current year	942	516
Positions taken during a prior year	55	6,055
Exchange rate impact	313	—
Deductions due to:
Exchange rate impact	—	(14)
Positions taken during a prior year	—	(118)
Settlements with taxing authorities	(36)	(621)
Lapse of statute of limitations	(292)	(42)
Balance at end of year	$10,833	$9,851

The Company recognizes interest and penalties associated with uncertain tax positions in income tax expense. During 2013, 2012 and 2011 the (expense) benefit for interest and penalties was $(676,000), $(3,309,000) and $20,000, respectively. The Company had approximately $5,181,000 and $4,029,000 of accrued interest and penalties as of December 31, 2013 and 2012, respectively.

Included in the balance of uncertain tax positions in Other Long-Term Obligations at the end of 2013 is an accrual of tax ($6,275,000) and interest ($4,498,000) resulting from a foreign audit related to years before 2012.

The Company and its subsidiaries file income tax returns in the U.S. and certain foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for calendar years 2010 to 2013, and is subject to various U.S. state income tax examinations for 2009 to 2013. With regards to foreign income tax jurisdictions, the Company is generally subject to examinations for the periods 2007 to 2013.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share.

	2013	2012	2011
	(In thousands except per share data)
Basic
Average common shares outstanding	31,915	31,641	31,958

Net loss from continuing operations	$(51,000)	$(11,075)	$(21,760)
Net earnings from discontinued operations	$84,051	$12,902	$17,647
Net earnings (loss)	$33,051	$1,827	$(4,113)

Net loss per common share from continuing operations	$(1.60)	$(0.35)	$(0.68)
Net earnings per common share from discontinued operations	$2.63	$0.41	$0.55
Net earnings (loss) per common share	$1.04	$0.06	$(0.13)

Diluted
Average common shares outstanding	31,915	31,641	31,958
Stock options and awards	128	230	397
Average common shares assuming dilution	32,043	31,871	32,355

Net loss from continuing operations	$(51,000)	$(11,075)	$(21,760)
Net earnings from discontinued operations	$84,051	$12,902	$17,647
Net earnings (loss)	$33,051	$1,827	$(4,113)

Net loss per common share from continuing operations *	$(1.60)	$(0.35)	$(0.68)
Net earnings per common share from discontinued operations	$2.62	$0.40	$0.55
Net earnings (loss) per common share *	$1.03	$0.06	$(0.13)

* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic in periods in which there is a net loss.

At December 31, 2013, 2012 and 2011, 4,307,458, 4,537,282 and 2,355,567 shares associated with stock options, respectively were excluded from the average common shares assuming dilution, as they were anti-dilutive. At December 31, 2013, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $16.48 for 2013. For the 2013, 2012 and 2011 Net Earnings (Loss) per Share from continuing operations calculation, all of the shares associated with stock options were anti-dilutive because of the Company's loss. In 2012, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $15.27 for 2012. In 2011, the majority of the anti-dilutive shares were granted at an exercise price of $24.45, which was lower than the average fair market value price of $27.40 for 2011. Shares necessary to settle a conversion spread on the convertible notes were not included in the common shares assuming dilution as the average market price of the Company stock in 2013, 2012 and 2011 did not exceed the conversion price.

Concentration of Credit Risk

The Company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers’ financial condition. Invacare utilizes De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The Company retains a recourse obligation of $4,518,000 at December 31, 2013 to DLL for events of default under the contracts, which total $43,823,000 at December 31, 2013. Guarantees, ASC 460, requires the Company to record a guarantee liability as it relates to the limited recourse obligation. As such, the Company has recorded a liability of $153,000 for this guarantee obligation within accrued expenses. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The Company’s top 10 customers accounted for approximately 18.1% of 2013 net sales. The loss of business of one or more of these customers may have a significant impact on the Company, although no single customer accounted for more than 3.5% of the Company’s 2013 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the Company.

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

During 2013, the Company was a party to interest rate swap agreements that qualified as cash flow hedges and effectively converted floating-rate debt to fixed-rate debt, so the Company could avoid the risk of changes in market interest rates. The gains or losses on interest rate swaps are reflected in interest expense on the consolidated statement of comprehensive income (loss).

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

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the Company generally limits its hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $182,213,000 and $176,784,000 matured during the twelve months ended December 31, 2013 and 2012, respectively.

Foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	December 31, 2013		December 31, 2012
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / CAD	—	—	17,620	(6)
USD / CHF	486	4	—	—
USD / CNY	11,730	(66)	—	—
USD / EUR	51,106	(168)	59,510	(797)
USD / GBP	2,686	(45)	2,519	(3)
USD / SEK	2,485	58	—	—
USD / MXP	5,960	102	6,954	141
EUR / CAD	1,710	(1)	—	—
EUR / CHF	2,654	1	—	—
EUR / DKK	1,382	(5)	—	—
EUR / GBP	29,614	(501)	2,077	46
EUR / NOK	3,135	66	—	—
EUR / SEK	3,432	75	—	—
EUR / NZD	6,959	(111)	5,749	105
GBP / CHF	837	(26)	—	—
GBP / SEK	2,078	(101)	4,154	25
DKK / SEK	5,337	(94)	6,397	(47)
NOK / SEK	3,418	31	3,428	(4)
	$135,009	$(781)	$108,408	$(540)

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

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in 2013 and 2012, respectively, and outstanding were as follows (in thousands USD):

	December 31, 2013		December 31, 2012
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$225	$(1)	$—	$—
CAD / USD	—	—	22,194	$(90)
EUR / USD	14,867	250	18,060	416
CHF / USD	1,645	35	2,144	42
GBP / USD	—	—	3,514	60
NZD / USD	3,824	(1)	—	—
CAD / AUD	5,989	10	1,508	3
EUR / AUD	2,039	80	1,928	51
GBP / AUD	—	—	1,356	26
NOK / AUD	—	—	1,039	40
NZD / AUD	—	—	2,128	25
EUR / DKK	5,470	(3)	11,555	(28)
	$34,059	$370	$65,426	$545

The fair values of the Company’s derivative instruments were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	$414	$1,195	$375	$915
Interest rate swap contracts	—	12	—	316
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward contracts	375	5	687	142
Total derivatives	$789	$1,212	$1,062	$1,373

The fair values of the Company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The effect of derivative instruments on the Statement of Operations and Other Comprehensive Income (OCI) was as follows, net of tax (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year ended December 31, 2013
Foreign currency forward contracts	$(482)	$251	$(76)
Interest rate swap contracts	443	(139)	—
	$(39)	$112	$(76)
Year ended December 31, 2012
Foreign currency forward contracts	$(5,494)	$3,763	$4
Interest rate swap contracts	54	—	—
	$(5,440)	$3,763	$4

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain Recognized in Income on Derivatives
Year ended December 31, 2013
Foreign currency forward contracts			$72
Year ended December 31, 2012
Foreign currency forward contracts			$1,159

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. In 2013, net sales were increased by $432,000 and cost of product sold was increased by $703,000 for a net realized loss of $271,000. In 2012, net sales were increased by $155,000 and cost of product sold was decreased by $3,608,000 for a net realized gain of $3,763,000 compared to a net loss of $250,000 in 2011.

The Company recognized incremental expense of $337,000 and $600,000 in 2013 and 2012, respectively related to interest rate swap agreements which are reflected in interest expense on the consolidated statement of comprehensive income (loss).

Gains of $72,000 and $1,159,000 were recognized in selling, general and administrative (SG&A) expenses in 2013 and 2012, respectively, on ineffective foreign currency forward contracts as well as foreign currency forward contracts not designated as hedging instruments that are entered into to offset gains/losses on intercompany trade payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade payables.

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

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

 The following table provides a summary of the Company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
December 31, 2013:
Forward Exchange Contracts—net	$(411)	—	$(411)	—
Interest Rate Swap Agreements—net	(12)	—	(12)	—
December 31, 2012:
Forward Exchange Contracts—net	$5	—	$5	—
Interest Rate Swap Agreements—net	(316)	—	(316)	—

Forward Contracts: The Company operates internationally, and as a result, is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized and accounted for as hedging instruments. The forward contracts are used to hedge the following currencies: AUD, CAD, CHF, CNY, DKK, EUR, GBP, MXP, NOK, NZD, SEK and USD. The Company does not use derivative financial instruments for speculative purposes. Fair values for the Company’s foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities.

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The Company recognized a net loss of $349,000 in 2013, a net gain of $3,763,000 in 2012 and a net loss of $250,000 in 2011 related to ASC 815 designated derivatives. Gains or losses recognized as the result of the settlement of forward contracts are recognized in cost of products sold for hedges of inventory transactions, sales for hedges of forecasted sales or selling, general and administrative expenses for other hedged transactions. The Company’s forward contracts are included in Other Current Assets or Accrued Expenses in the Consolidated Balance Sheets.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2013 and 2012 are as follows (in thousands):

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$29,785	$29,785	$38,791	$38,791
Other investments	998	998	1,171	1,171
Installment receivables, net of reserves	2,819	2,819	2,594	2,594
Long-term debt (including current maturities of long-term debt)	(45,286)	(46,124)	(234,802)	(234,072)
Forward contracts in Other Current Assets	789	789	1,062	1,062
Forward contracts in Accrued Expenses	(1,200)	(1,200)	(1,057)	(1,057)
Interest rate swap agreements in Accrued Expenses	(12)	(12)	(316)	(316)

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

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Long-term debt: Fair value for the Company’s convertible debt is based on quoted market-based estimates as of the end of the year, while the revolving credit facility fair values are based upon the Company’s estimate of the market for similar borrowing arrangements. These fair values are deemed to be categorized as Level 2 in the fair value hierarchy.

Other investments: The Company has made other investments in limited partnerships and non-marketable equity securities, which are accounted for using the cost method, adjusted for any estimated declines in value. These investments were acquired in private placements and there are no quoted market prices or stated rates of return. The Company does not have the ability to easily sell these investments. The Company completes an evaluation of the residual value related to these investments in the fourth quarter of each year. No impairment was recognized in 2013 or 2012 while an immaterial loss was recognized in the fourth quarter of 2011 and included in the All Other segment.

Other Intangibles and Goodwill: Under Intangibles—Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To review goodwill for impairment in accordance with ASC 350, the Company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of the each reporting unit. A reporting unit is defined as an operating segment or one level below. The Company has determined that its reporting units are the same as its operating segments. The Company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the Company utilizes a discounted cash flow method model in which the Company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the Company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant view and yielded a discount rate of 10.00% in 2013 for the Company's initial impairment analysis compared to 9.88% in 2012 and 9.27% in 2011.
The Company also utilizes an Enterprise Value (EV) to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) Method to compute the fair value of its reporting units which considers potential acquirers and their EV to EBITDA multiples adjusted by an estimated premium. While more weight is given to the discounted cash flow method, the EV to EBITDA Method does provide corroborative evidence of the reasonableness of the discounted cash flow method results.
While there was no indication of impairment in 2013 related to goodwill for any segment with goodwill, a future potential impairment is possible for any of the Company's segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the Company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the Company reviewed the results if the discount rate used were 100 basis points higher for the 2013 impairment analysis and determined that there still would not be any indicator of potential impairment for the segments with goodwill which are Europe and IPG.
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
In December 2011, the FDA requested that the Company agree to a consent decree of injunction at the Company's corporate facility and its wheelchair manufacturing facility in Elyria, Ohio, the then proposed terms of which would require the suspension of certain operations at those facilities until they are certified by the Company and then determined by the FDA to be in compliance with FDA quality system regulations. In accordance with ASC 350, a significant decline in the Company's stock price and market capitalization, as occurred following the announcement of the consent decree, should be considered as indicators of possible impairment that would require an interim assessment of goodwill for impairment.
As a result of the potential impact of the FDA consent decree, the Company updated the assumptions and variables in its DCF model as of December 31, 2011 in regards to the North America/HME segment, the segment primarily affected by the consent decree, and factored in a 230 basis point risk premium to the discount rate used to reflect the increased uncertainty with the Company's forecasted cash flows for the reporting unit. The risk premium adjustment was calculated by the Company by considering the decline in the Company's stock price as well as the Company's EBITDA multiple. The premium adjustment was made as the Company was not able to produce a range of cash flows given the lack of clarity on the final terms of the consent decree. The

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

results of the calculation as of December 31, 2011 confirmed that the carrying value of the North America/HME reporting unit exceeded its fair value. Pursuant to ASC 360, the Company compared the forecasted un-discounted cash flows of the North America/HME segment to the carrying value of the net assets, which indicated no impairment of any other long-lived assets. The Company then conducted a Step II test in which the fair values of all recorded and unrecorded assets and liabilities were calculated to determine the impairment charge of $7,990,000, which represented the entire goodwill amount for the segment.
In the fourth quarter of 2013, the Company recognized intangible write-down charges of $1,523,000 comprised of: trademarks with indefinite lives of $568,000, a trademark with a definite life of $123,000, a customer lists impairment of $442,000 and a developed technology of $223,000 all recorded in the IPG segment and a customer list impairment intangible write-down charge of $167,000 recorded in the North America/HME segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the indefinite-lived trademark impairments in the IPG segment, which were $496,000 after-tax. The fair values of the trademarks and developed technology were calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value. The fair value of the customer lists were calculated using an excess earnings method, using a discounted cash flow model. Estimated cash flow returns to the customer relationship were reduced by the cash flows required to satisfy the return requirements of each of the assets employed with the residual cash flow then discounted to value the customer relationship. The write-down charges were the result of decisions to exit certain businesses as well as lower than anticipated sales.
During the fourth quarter of 2012, the Company recognized intangible write-down charges of $773,000 comprised of a trademark and developed technology impairments of $279,000 and $398,000, respectively, in the IPG segment and a patent impairment of $96,000 in the North America/HME segment. The fair values of the trademark and developed technology were calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value. The patent intangible asset was impaired as the intellectual property was deemed no longer viable and is no longer being used.
In the fourth quarter of 2011, the Company recognized intangible write-down charges of $1,761,000 comprised of: customer list impairment of $625,000 in the IPG segment, customer list impairment of $508,000 in the North America/HME segment, indefinite-lived trademark impairment of $427,000 in the European segment and an intellectual property impairment of $201,000 in the Asia/Pacific segment. The fair value of the customer lists were calculated using an excess earnings method, using a discounted cash flow model. Estimated cash flow returns to the customer relationship were reduced by the cash flows required to satisfy the return requirements of each of the assets employed with the residual cash flow then discounted to value the customer relationship. The fair value of the trademark was calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value. The intellectual property intangible asset was impaired as the intellectual property was deemed no longer viable and is no longer being used.

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

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The information by segment is as follows (in thousands):

	2013	2012	2011
Revenues from external customers
North America/HME	$607,094	$692,657	$746,782
Institutional Products Group	112,290	126,508	104,911
Europe	583,143	546,543	544,537
Asia/Pacific	49,832	66,985	86,199
Consolidated	$1,352,359	$1,432,693	$1,482,429
Intersegment revenues
North America/HME	$77,901	$104,291	$88,112
Institutional Products Group	5,304	6,415	6,567
Europe	8,272	11,043	9,308
Asia/Pacific	24,941	32,587	32,876
Consolidated	$116,418	$154,336	$136,863
Depreciation and amortization
North America/HME	$12,896	$12,190	$12,814
Institutional Products Group	8,366	8,017	4,600
Europe	12,123	12,738	15,799
Asia/Pacific	3,073	4,505	4,645
All Other (1)	275	273	212
Discontinued Operations	$56	870	813
Consolidated	$36,789	$38,593	$38,883
Net interest expense (income)
North America/HME	$(1,439)	$1,254	$5,040
Institutional Products Group	3,656	4,288	2,662
Europe	(53)	(1,292)	(1,754)
Asia/Pacific	960	3,304	2,945
Consolidated	$3,124	$7,554	$8,893
Earnings (loss) before income taxes from continuing operations
North America/HME	$(45,387)	$4,315	$36,297
Institutional Products Group	1,418	6,003	8,216
Europe	40,468	31,488	33,579
Asia/Pacific	(13,258)	(11,795)	(35,141)
All Other (1)	(21,581)	(24,311)	(55,431)
Consolidated	$(38,340)	$5,700	$(12,480)
Assets
North America/HME (2)	$250,239	$280,383	$295,457
Institutional Products Group (2)	84,229	118,190	117,626
Europe	693,790	683,751	689,596
Asia/Pacific (2)	31,034	39,605	50,604
All Other (1)	37,142	37,208	35,713
Assets held for sale	—	103,157	92,058
Consolidated	$1,096,434	$1,262,294	$1,281,054

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	2013	2012	2011
Long-lived assets
North America/HME (2)	$60,309	$62,853	$68,190
Institutional Products Group (2)	68,189	93,184	95,010
Europe	506,329	493,446	518,382
Asia/Pacific (2)	5,238	8,034	10,896
All Other (1)	36,830	36,828	35,361
Assets held for sale	—	—	24,445
Consolidated	$676,895	$694,345	$752,284
Expenditures for assets
North America/HME	$4,906	$6,959	$9,189
Institutional Products Group	3,435	5,376	3,555
Europe	4,809	4,604	4,876
Asia/Pacific	830	2,439	3,480
All Other (1)	50	—	214
Discontinued Operations	128	713	846
Consolidated	$14,158	$20,091	$22,160
   ________________________

(1)
Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments. In addition, the “All Other” earnings (loss) before income taxes includes loss on debt extinguishment including debt finance charges, interest and fees.

(2)
IPG and North America/HME assets and long-lived assets include decreases of $1,356,000 and $167,000, respectively, due to intangible asset impairment write-offs in 2013. The 2012 IPG and North America/HME assets and long-lived assets decrease include a decrease of $677,000 and $96,000 related to intangible asset impairment write-offs in 2012. The 2011 Asia/Pacific assets and long-lived assets decrease include decreases of $39,729,000 and $201,000 due to goodwill and intangible asset write-offs, respectively. North America/HME assets and long-lived assets include decreases of $7,990,000 and $508,000 due to the goodwill and intangible asset impairment write-offs, respectively, in 2011. IPG long-lived assets decreased by $625,000 related to an intangible impairment write-off in 2011. Europe long-lived assets decreased by $427,000 related to an indefinite-lived trademark impairment in 2011.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net sales by product, are as follows (in thousands):

	2013	2012	2011
North America/HME
Lifestyle Products	$268,041	$288,443	$295,342
Mobility and Seating	152,650	257,886	284,633
Respiratory Therapy	178,157	134,892	153,468
Other(1)	8,246	11,436	13,339
	$607,094	$692,657	$746,782
Institutional Products Group
Continuing Care	$112,290	$126,508	$104,911

Europe
Lifestyle Products	$303,225	$285,707	$293,425
Mobility and Seating	216,152	204,613	209,732
Respiratory Therapy	40,885	42,700	27,866
Other(1)	22,881	13,523	13,514
	$583,143	$546,543	$544,537
Asia/Pacific
Mobility and Seating	$26,737	$31,410	$36,483
Lifestyle Products	12,023	15,448	20,151
Continuing Care	2,785	2,795	2,825
Respiratory Therapy	1,290	700	682
Other(1)	6,997	16,632	26,058
	$49,832	$66,985	$86,199

Total Consolidated	$1,352,359	$1,432,693	$1,482,429
   ________________________

(1)	Includes various services, including repair services, equipment rentals and external contracting.

No single customer accounted for more than 3.5% of the Company’s sales.

Contingencies

General
In the ordinary course of its business, the Company is a defendant in a number of lawsuits, primarily product liability actions in which various plaintiffs seek damages for injuries allegedly caused by defective products. All of the product liability lawsuits that the Company faces in the United States have been referred to the Company's captive insurance company and/or excess insurance carriers while all non-U.S. lawsuits have been referred to the Company's commercial insurance carriers. All such lawsuits are generally contested vigorously. The coverage territory of the Company's insurance is worldwide with the exception of those countries with respect to which, at the time the product is sold for use or at the time a claim is made, the U.S. government has suspended or prohibited diplomatic or trade relations. The amount recorded for identified contingent liabilities is based on estimates. Amounts recorded are reviewed periodically and adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating certain exposures.
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

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FDA Matters
The FDA regulates virtually all aspects of the development, testing, manufacturing, labeling, promotion, distribution and marketing of a medical device. The Company's failure to comply with the regulatory requirements of the FDA and other applicable U.S. medical device regulatory requirements can subject the Company to administrative or judicially imposed sanctions. These sanctions include injunctions, consent decrees, warning letters, civil penalties, criminal penalties, product seizure or detention, product recalls and total or partial suspension of production.
In December 2012, the Company reached agreement with the FDA on the terms of the consent decree of injunction with respect to the Company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the Company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The Company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the Company must successfully complete a third-party expert certification audit at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, the FDA. After the final certification report is submitted to the FDA, along with the Company’s own report as to its compliance as well as responses to any observations in the certification report, the FDA will perform an inspection of the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the Quality System Regulation (QSR) governing the manufacture of medical devices. The FDA has the authority to inspect at any time. Once satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.
At the time of filing this Annual Report on Form 10-K, the Company has completed the first two of its third-party expert certification audits, and the FDA has found the results of both to be acceptable. In these reports, the third-party expert certified that the Company's equipment and process validation procedures and its design control systems are compliant with the FDA's QSR. As a result of the FDA's acceptance of the first certification audit on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other Company facilities. The Company's receipt of the FDA's acceptance on the second certification report on July 15, 2013, resulted in the Company being able to resume design activities at the impacted facilities related to power wheelchairs and power beds. The third, most comprehensive third-party certification audit is a comprehensive review of the Company's compliance with the FDA's QSR at the impacted Elyria facilities.
During the final expert certification audit, the auditor indicated that some additional work was required primarily in the Company's updated complaint and risk review processes before the final, and most comprehensive, certification report could be completed and provided to the FDA, as the Company discussed in its December 23, 2013 press release. The Company has been executing its action plan relating to these comments, and the third-party expert returned at the end of February 2014 to re-commence this final certification audit.
The Company cannot predict the timing of the completion or the outcome of the third-party expert’s final certification report. However, after the expert's certification report is completed and submitted to the FDA, along with the Company’s own report related to its compliance status together with its responses to any observations in the certification report, the FDA is expected to inspect the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the FDA's QSR. The FDA has the authority to inspect these facilities at any time. If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.
As described above, because the limitations on production will only be temporary in nature, and partial production will be allowed, the Company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the Company's expectations at the time of filing of this Annual Report on Form 10-K with respect to the time frame for completion of the third-party expert certification audits and FDA inspection and with respect to future cash flows from production at the Taylor Street manufacturing facility, the Company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at December 31, 2013.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The majority of the production from the Taylor Street facility is "made to order" custom wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at December 31, 2013, and the inventory is expected to be fully utilized. Accordingly, the Company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at December 31, 2013. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the Company's expectations at the time of filing of this Annual Report on Form 10-K with respect to the time frame for completion of the third-party expert certification audits and FDA inspection, the Company concluded that the value of the inventory was not excessive or impaired at December 31, 2013. However, if the Company's expectations regarding the impacts of the limitations in the consent decree or the time frame for completion of the third-party expert certification audits and FDA inspection were to change, the Company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
The North America/HME segment is the segment primarily impacted by the limitations in the FDA consent decree. However, the Asia/Pacific segment also is negatively affected as a result of the consent decree due to the lower sales volume of microprocessor controllers. During 2012, before the effective date of the consent decree, the Company started to experience decreases in net sales in the North America/HME and Asia/Pacific segments. Those decreases were primarily related to delays in new product introductions, uncertainty on the part of the Company's customers as they coped with prepayment reviews and post-payment audits by the Centers for Medicare and Medicaid Services ("CMS") and contemplated their participation in the next round of National Competitive Bidding ("NCB"), and, the Company believes, uncertainty regarding the resolution of the consent decree which limited the Company's ability to renegotiate and bid on certain customer contracts and otherwise led to a decline in customer orders. The negative effect of the consent decree on customer orders and net sales has been considerable, and the Company expects to experience continued low levels in net sales as a result of the limitations imposed by the consent decree. The Company expects to continue to experience lower levels of net sales in the North America/HME and Asia/Pacific segments at least until it has successfully completed the previously-described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the Company may resume full operations at the Corporate and Taylor Street facilities. Even after the Company is permitted to resume full operations at the affected facilities, it is uncertain as to whether, or how quickly, the Company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, the limitations in the consent decree had, and likely will continue to have, a material adverse effect on the Company's business, financial condition and results of operations.
In 2013, the Company recorded an incremental warranty reserve of $7,264,000 pre-tax ($7,170,000 after-tax), which primarily impacted the Asia/Pacific ($4,639,000) and the North America/HME ($2,625,000) segments. The warranty accrual related to the power wheelchair joystick recall was increased during the fourth quarter of 2013 principally as a result of the commencement of the recall in the quarter and the realization that the number of replacement units required was trending higher than the Company's original estimates, which were based on historical experience related to previous recalls. The effect of this change in estimate increased warranty expense by $3,402,000 ($3,308,000 after-tax) in the fourth quarter of 2013.
For additional information regarding the consent decree, please see the following sections of this Annual Report on Form 10-K: Item 1. Business - Government Regulation and Item 1A. Risk Factors ; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.
In addition, in December 2010, the Company received a warning letter from the FDA related to quality system processes and procedures at the Company's Sanford, Florida facility. The Company is executing a comprehensive quality systems remediation plan that is intended to address all of the FDA's concerns in the warning letter. However, the results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter could materially and adversely affect the Company's business, financial condition, and results of operations.
Any of the above contingencies could have an adverse impact on the Company's financial condition or results of operations.

Subsequent Event

On January 17, 2014, the Company received a claim for approximately $1,352,000 from the acquirer of ISG. The claim alleges a breach of the purchase agreement, specifically that the inventories sold were not entirely useable or saleable in the ordinary course of business. The Company believes this claim is without merit and intends to contest this claim vigorously. As of the date of this filing, the Company is unable to estimate the outcome of this matter.

On January 31, 2014, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), by and among the Company, the other Borrowers party thereto, the Guarantors party thereto, the Lenders

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

party thereto and PNC Bank, National Association, as administrative agent, which amended and restated the Credit Agreement, dated as of October 28, 2010, by and among the Company and the other parties named therein, as amended (the “Prior Credit Agreement”).
The Amended and Restated Credit Agreement, among other things, provides for the following:

•	An increase in the maximum leverage ratio for the first three quarters of 2014, with quarterly ratios, as described in the following table:

Fiscal Quarter Ending	Maximum Leverage Ratio
March 31, 2014	4.75	to 1.00
June 30, 2014	4.5	to 1.00
September 30, 2014	4.0	to 1.00
December 31, 2014 and thereafter	3.5	to 1.00
The minimum interest coverage ratio of 3.5 to 1.0 was not changed in the Amended and Restated Credit Agreement.

•
In calculating the Company’s EBITDA for purposes of determining the leverage and interest coverage ratios, the Amended and Restated Credit Agreement allows the Company to add back to EBITDA up to $20,000,000 for one-time cash restructuring charges incurred after May 30, 2013, which is an incremental increase of $5,000,000 from the terms of the Prior Credit Agreement.

•
A decrease in the aggregate principal amount of the revolving credit facility to $100,000,000 from $250,000,000 through the maturity date of the facility in October 2015, as well as reductions in the facility’s swing line loan, optional currency and foreign borrower sublimits.

•	Reductions in the allowances under the facility for capital expenditures (down to $25,000,000 annually), dividends, other indebtedness and liens.

•
Further restrictions on acquisitions, share repurchases, certain investments and repurchases of convertible debt until after the Company confirms compliance with the Amended and Restated Credit Agreement following the quarter ending December 31, 2014.

•	An increase of 25 basis points in the margin applicable to determining the interest rate on borrowings under the revolving credit facility.
As a result, the Company incurred $375,000 in fees which were capitalized and are being amortized through October 2015. In addition, as a result of reducing the capacity of the facility from $250,000,000 to $100,000,000, the Company wrote-off $1,070,000 in fees previously capitalized, which will be reflected in the expense of the North America / HME segment in the first quarter of 2014.
On February 12, 2014, the Company announced its decision to close its London, Canada manufacturing facility during 2014. The closure of this plant, which produces long-term care beds and case goods, is part of the Company’s long-term strategy to remain cost competitive by optimizing its global supply chain.
Production of case goods currently manufactured in London will be transferred to another Company manufacturing plant in Sanford, Florida. The long-term care beds production in London will be outsourced to a third-party with established FDA-registered manufacturing capabilities. The third-party manufacturer has a significant focus on medical devices, including acute care bed production.
The Company expects to incur project-related expenses of at least $3,500,000 on a pre-tax basis across the second and third quarter of 2014. At this time, those costs are estimated to include approximately $1,400,000 in one-time cash restructuring charges, approximately $1,100,000 in non-cash restructuring charges and approximately $1,000,000 in operating expenses during the closure. The Company expects minimal benefits in 2014, but it expects annualized savings of up to $2,700,000 starting in 2015.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2013
Net sales	$241,871	$478,814	$720,978	$(89,304)	$1,352,359
Cost of products sold	211,896	346,464	506,308	(89,775)	974,893
Gross Profit	29,975	132,350	214,670	471	377,466
Selling, general and administrative expenses	123,377	98,222	177,530	2,694	401,823
Charge related to restructuring activities	6,356	79	2,901	—	9,336
Asset write-downs to intangibles	—	1,250	273	—	1,523
Income (loss) from equity investee	133,350	29,644	286	(163,280)	—
Interest (income) expense—net	(1,661)	3,783	1,002	—	3,124
Earnings (Loss) from Continuing Operations Before Income Taxes	35,253	58,660	33,250	(165,503)	(38,340)
Income taxes	2,202	—	10,458	—	12,660
Net Earnings (Loss) from Continuing Operations	$33,051	$58,660	$22,792	$(165,503)	$(51,000)
Net Earnings from Discontinued Operations	—	84,051	—	—	84,051
Net Earnings (Loss)	$33,051	$142,711	$22,792	$(165,503)	$33,051

Other Comprehensive Income (Loss), net of Tax	12,413	(2,309)	17,797	(15,488)	12,413

Comprehensive Income (Loss)	$45,464	$140,402	$40,589	$(180,991)	$45,464

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2012
Net sales	$357,184	$469,192	$724,641	$(118,324)	$1,432,693
Cost of products sold	274,439	338,347	500,855	(117,423)	996,218
Gross Profit	82,745	130,845	223,786	(901)	436,475
Selling, general and administrative expenses	134,170	86,292	186,244	4,526	411,232
Charge related to restructuring activities	4,859	406	5,639	—	10,904
Loss on debt extinguishment including debt finance charges and associated fees	312	—	—	—	312
Asset write-downs to intangibles	—	—	773	—	773
Income (loss) from equity investee	62,637	2,278	499	(65,414)	—
Interest expense—net	2,725	1,745	3,084	—	7,554
Earnings (Loss) from Continuing Operations Before Income Taxes	3,316	44,680	28,545	(70,841)	5,700
Income taxes (benefit)	1,489	(1,356)	16,642	—	16,775
Net Earnings (Loss) from Continuing Operations	$1,827	$46,036	$11,903	$(70,841)	$(11,075)
Net Earnings from Discontinued Operations	—	12,902	—	—	12,902
Net Earnings (Loss)	$1,827	$58,938	$11,903	$(70,841)	$1,827

Other Comprehensive Income (Loss), net of Tax	(12,133)	2,245	(14,288)	12,043	(12,133)

Comprehensive Income (Loss)	$(10,306)	$61,183	$(2,385)	$(58,798)	$(10,306)

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2011
Net sales	$379,570	$457,404	$746,359	$(100,904)	$1,482,429
Cost of products sold	276,164	330,094	503,050	(100,664)	1,008,644
Gross Profit	103,406	127,310	243,309	(240)	473,785
Selling, general and administrative expenses	131,145	25,220	182,510	54,560	393,435
Charge related to restructuring activities	3,854	426	5,977	—	10,257
Loss on debt extinguishment including debt finance charges and associated fees	24,200	—	—	—	24,200
Asset write-downs to intangibles and goodwill	5,531	3,592	40,357	—	49,480
Income (loss) from equity investee	58,155	3,364	1,523	(63,042)	—
Interest expense—net	38	5,430	3,425	—	8,893
Earnings (Loss) from Continuing Operations Before Income Taxes	(3,207)	96,006	12,563	(117,842)	(12,480)
Income taxes (benefit)	906	(344)	8,718	—	9,280
Net Earnings (Loss) from Continuing Operations	$(4,113)	$96,350	$3,845	$(117,842)	$(21,760)
Net Earnings from Discontinued Operations	—	17,647	—	—	17,647
Net Earnings (Loss)	$(4,113)	$113,997	$3,845	$(117,842)	$(4,113)

Other Comprehensive Income (Loss), net of Tax	12,245	(2,026)	14,828	(12,802)	12,245

Comprehensive Income (Loss)	$8,132	$111,971	$18,673	$(130,644)	$8,132

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$1,401	$313	$28,071	$—	$29,785
Trade receivables, net	72,272	28,317	88,033	—	188,622
Installment receivables, net	—	452	1,110	—	1,562
Inventories, net	30,806	27,472	100,444	(3,085)	155,637
Deferred income taxes	—	—	2,761	—	2,761
Intercompany advances, net	4,179	380	44,292	(48,851)	—
Other current assets	9,970	568	35,461	(4,827)	41,172
Total Current Assets	118,628	57,502	300,172	(56,763)	419,539
Investment in subsidiaries	1,475,156	450,021	—	(1,925,177)	—
Intercompany advances, net	959,071	1,620,683	179,451	(2,759,205)	—
Other Assets	42,831	1,061	2,044	—	45,936
Other Intangibles	466	17,109	45,009	—	62,584
Property and Equipment, net	35,169	17,774	53,206	—	106,149
Goodwill	—	16,660	445,566	—	462,226
Total Assets	$2,631,321	$2,180,810	$1,025,448	$(4,741,145)	$1,096,434
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$42,521	$7,237	$66,946	$—	$116,704
Accrued expenses	30,314	17,228	90,385	(4,827)	133,100
Accrued income taxes	5,375	—	6,884	—	12,259
Intercompany advances, net	42,314	2,124	4,413	(48,851)	—
Short-term debt and current maturities of long-term obligations	13,118	8	976	—	14,102
Total Current Liabilities	133,642	26,597	169,604	(53,678)	276,165
Long-Term Debt	25,642	61	5,481	—	31,184
Other Long-Term Obligations	53,470	—	64,806	—	118,276
Intercompany advances, net	1,747,758	959,172	52,275	(2,759,205)	—
Total Shareholders’ Equity	670,809	1,194,980	733,282	(1,928,262)	670,809
Total Liabilities and Shareholders’ Equity	$2,631,321	$2,180,810	$1,025,448	$(4,741,145)	$1,096,434

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$5,774	$1,018	$31,999	$—	$38,791
Trade receivables, net	71,622	37,223	89,946	—	198,791
Installment receivables, net	—	829	1,359	—	2,188
Inventories, net	40,278	31,455	114,169	(2,656)	183,246
Intercompany advances, net	4,077	763	64,570	(69,410)	—
Other current assets	12,727	473	34,606	(6,030)	41,776
Assets held for sale - current	—	103,157	—	—	103,157
Total Current Assets	134,478	174,918	336,649	(78,096)	567,949
Investment in subsidiaries	1,536,898	523,176	6,888	(2,066,962)	—
Intercompany advances, net	863,973	1,468,405	173,903	(2,506,281)	—
Other Assets	41,006	314	942	—	42,262
Other Intangibles	663	22,211	48,778	—	71,652
Property and Equipment, net	39,911	19,957	58,363	—	118,231
Goodwill	—	32,937	429,263	—	462,200
Total Assets	$2,616,929	$2,241,918	$1,054,786	$(4,651,339)	$1,262,294
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$63,812	$9,465	$59,771	$—	$133,048
Accrued expenses	36,716	18,155	86,348	(6,030)	135,189
Accrued income taxes	1,545	—	1,168	—	2,713
Intercompany advances, net	61,368	2,369	5,673	(69,410)	—
Short-term debt and current maturities of long-term obligations	4,552	7	868	—	5,427
Liabilities held for sale - current	—	23,358	—	—	23,358
Total Current Liabilities	167,993	53,354	153,828	(75,440)	299,735
Long-Term Debt	223,014	143	6,218	—	229,375
Other Long-Term Obligations	52,957	—	59,238	—	112,195
Intercompany advances, net	1,551,976	863,585	90,720	(2,506,281)	—
Total Shareholders’ Equity	620,989	1,324,836	744,782	(2,069,618)	620,989
Total Liabilities and Shareholders’ Equity	$2,616,929	$2,241,918	$1,054,786	$(4,651,339)	$1,262,294

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2013
Net Cash Provided (Used) by Operating Activities	$11,566	$(68,792)	$1,891	$65,389	$10,054
Investing Activities
Purchases of property and equipment	(3,601)	(4,020)	(6,537)	—	(14,158)
Proceeds from sale of property and equipment	4	13	868	—	885
Proceeds from sale of businesses	—	187,552	—	—	187,552
Other long-term assets	833	—	168	—	1,001
Other	181,195	(113,067)	20	(68,083)	65
Net Cash Provided (Used) for Investing Activities	178,431	70,478	(5,481)	(68,083)	175,345
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	323,187	—	29,268	—	352,455
Payments on revolving lines of credit and long-term borrowings	(516,488)	(2,391)	(26,995)	—	(545,874)
Proceeds from exercise of stock options	512	—	—	—	512
Payment of dividends	(1,581)	—	(2,694)	2,694	(1,581)
Net Cash Provided (Used) by Financing Activities	(194,370)	(2,391)	(421)	2,694	(194,488)
Effect of exchange rate changes on cash	—	—	83	—	83
Decrease in cash and cash equivalents	(4,373)	(705)	(3,928)	—	(9,006)
Cash and cash equivalents at beginning of year	5,774	1,018	31,999	—	38,791
Cash and cash equivalents at end of year	$1,401	$313	$28,071	$—	$29,785

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2012
Net Cash Provided (Used) by Operating Activities	$(46,194)	$26,243	$14,326	$67,916	$62,291
Investing Activities
Purchases of property and equipment	(2,266)	(9,643)	(8,182)	—	(20,091)
Proceeds from sale of property and equipment	12	23	124	—	159
Business acquisitions, net of cash acquired	—	(9,000)	—	—	(9,000)
Other long-term assets	(381)	—	116	—	(265)
Other	82,999	(10,849)	46	(72,441)	(245)
Net Cash Used for Investing Activities	80,364	(29,469)	(7,896)	(72,441)	(29,442)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	337,044	2,140	130	—	339,314
Payments on revolving lines of credit and long-term borrowings	(367,500)	—	—	—	(367,500)
Payment of financing costs	(1)	—	—	—	(1)
Payment of dividends	(1,581)	—	(4,525)	4,525	(1,581)
Net Cash Provided (Used) by Financing Activities	(32,038)	2,140	(4,395)	4,525	(29,768)
Effect of exchange rate changes on cash	—	—	786	—	786
Decrease in cash and cash equivalents	2,132	(1,086)	2,821	—	3,867
Cash and cash equivalents at beginning of year	3,642	2,104	29,178	—	34,924
Cash and cash equivalents at end of year	$5,774	$1,018	$31,999	$—	$38,791

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2011
Net Cash Provided (Used) by Operating Activities	$38,724	$49,396	$65,516	$(54,558)	$99,078
Investing Activities
Purchases of property and equipment	(6,887)	(5,316)	(9,957)	—	(22,160)
Proceeds from sale of property and equipment	—	16	48	—	64
Business acquisitions, net of cash acquired	—	(42,430)	—	—	(42,430)
Other long-term assets	(731)	—	7	—	(724)
Other	(219)	73	133	—	(13)
Net Cash Used for Investing Activities	(7,837)	(47,657)	(9,769)	—	(65,263)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	450,595	—	—	—	450,595
Payments on revolving lines of credit and long-term borrowings	(438,766)	(2,111)	(13,690)	—	(454,567)
Proceeds from exercise of stock options	4,139	—	—	—	4,139
Payment of financing costs	(24,113)	—	—	—	(24,113)
Payment of dividends	(1,588)	—	(54,558)	54,558	(1,588)
Purchase of treasury stock	(21,548)	—	—	—	(21,548)
Net Cash Provided (Used) by Financing Activities	(31,281)	(2,111)	(68,248)	54,558	(47,082)
Effect of exchange rate changes on cash	—	—	(271)	—	(271)
Increase (Decrease) in cash and cash equivalents	(394)	(372)	(12,772)	—	(13,538)
Cash and cash equivalents at beginning of year	4,036	2,476	41,950	—	48,462
Cash and cash equivalents at end of year	$3,642	$2,104	$29,178	$—	$34,924

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Interim Financial Information (unaudited)

	QUARTER ENDED (In thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2013
Net sales	$331,437	$344,760	$341,176	$334,986
Gross profit	93,584	93,557	96,824	93,501
Loss before income taxes	(13,183)	(13,864)	(4,633)	(6,660)
Net loss from continuing operations	(5,708)	(24,489)	(5,383)	(15,420)
Net earnings from discontinued operations	40,889	12,027	21,485	9,650
Net earnings (loss)	35,181	(12,462)	16,102	(5,770)
Net loss per share from continuing operations—basic	(0.18)	(0.77)	(0.17)	(0.48)
Net earnings per share from discontinued operations—basic	1.28	0.38	0.67	0.30
Net earnings (loss) per share—basic	1.10	(0.39)	0.50	(0.18)
Loss per share from continuing operations—assuming dilution *	(0.18)	(0.77)	(0.17)	(0.48)
Net earnings per share from discontinued operations—assuming dilution	1.28	0.38	0.67	0.30
Net earnings (loss) per share—assuming dilution *	1.10	(0.39)	0.50	(0.18)

	March 31,	June 30,	September 30,	December 31,
2012
Net sales	$349,620	$366,629	$361,518	$354,926
Gross profit	108,521	113,465	109,412	105,077
Earnings (loss) before income taxes	6,203	5,649	3,008	(9,160)
Net earnings (loss) from continuing operations	4,926	(5,115)	563	(11,449)
Net earnings from discontinued operations	3,307	3,138	2,301	4,156
Net earnings (loss)	8,233	(1,977)	2,864	(7,293)
Net earnings (loss) per share from continuing operations—basic	0.15	(0.16)	0.02	(0.36)
Net earnings per share from discontinued operations—basic	0.10	0.10	0.07	0.13
Net earnings (loss) per share—basic	0.26	(0.06)	0.09	(0.23)
Net earnings (loss) per share from continuing operations—assuming dilution *	0.15	(0.16)	0.02	(0.36)
Net earnings per share from discontinued operations—assuming dilution	0.10	0.10	0.07	0.13
Net earnings (loss) per share—assuming dilution *	0.26	(0.06)	0.09	(0.23)

* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic in periods in which there is a net loss.

INVACARE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Earnings and earnings per share for the quarter ended March 31, 2013 reflects restructuring charges of $2,522,000 pre-tax ($1,838,000 after tax or $0.06 per share assuming dilution).

Earnings and earnings per share for the quarter ended June 30, 2013 reflects restructuring charges of $2,592,000 pre-tax ($1,899,000 after tax or $0.06 per share assuming dilution) and a one-time discrete tax expense of $9,700,000 ($0.30 per share assuming dilution) resulting from dividends received in the United States, which as a result of the intraperiod tax allocation between continuing and discontinued operations resulted in a recognized expense for continuing operations, despite the Company being in a domestic tax valuation allowance and the negative impact to warranty expense of $3,862,000 ($3,862,000 after tax or $0.12 per share assuming dilution) related to the Company's power wheelchair joystick recall.

Earnings and earnings per share for the quarter ended September 30, 2013 reflects restructuring charge of $1,884,000 pre-tax ($1,765,000 after tax or $0.06 per share assuming dilution), a tax expense benefit of $3,800,000 ($0.12 per share assuming dilution) as a result of an intraperiod tax allocation expense to discontinued operations and a valuation tax expense of $3,100,000 ($0.10 per share assuming dilution) related to continuing domestic operations and asset write-downs for intangibles of $167,000 ($167,000 after tax or $0.01 per share assuming dilution).

Loss and loss per share for the quarter ended December 31, 2013 reflects restructuring charges of $2,338,000 pre-tax ($1,991,000 after tax or $0.06 per share assuming dilution), negative impact to warranty expense of $3,402,000 ($3,308,000 after tax or $0.10 per share assuming dilution) related to the Company's power wheelchair joystick recall, the negative impact of an intraperiod tax allocation associated with discontinued operations $10,000,000 ($0.32 per share assuming dilution) and asset write-downs for intangibles of $1,356,000 ($1,155,000 after tax or $0.04 per share assuming dilution) and $1,389,000 ($0.04 per share) related to an amended value-added tax filing.

Earnings and earnings per share for the quarter ended March 31, 2012 reflects restructuring charges of $561,000 pre-tax ($391,000 after tax or $0.01 per share assuming dilution).

Earnings and earnings per share for the quarter ended June 30, 2012 reflects a one-time discrete tax expense related to prior years of $9,010,000 ($0.28 per share assuming dilution), restructuring charges of $2,006,000 pre-tax ($2,086,000 after tax or $0.07 per share assuming dilution) and loss on debt extinguishment including debt finance charges and associated fees of $312,000 ($312,000 after tax or $0.01 per share assuming dilution) as a result of the Company’s decision to extinguish higher interest rate debt.

Earnings and earnings per share for the quarter ended September 30, 2012 reflects restructuring charge of $1,175,000 pre-tax ($1,129,000 after tax or $0.04 per share assuming dilution).

Loss and loss per share for the quarter ended December 31, 2012 reflects restructuring charges of $7,653,000 ($7,623,000 after tax or $0.24 per share assuming dilution), the positive impact of an intraperiod tax allocation associated with discontinued operations $2,200,000 ($0.07 per share assuming dilution) and asset write-downs for intangibles of $773,000 ($698,000 after tax or $0.02 per share assuming dilution).

INVACARE CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	COL A.	COL B.	COL C.		COL D.
	Balance At Beginning of Period	Charged To Cost And Expenses	Additions (Deductions) Describe		Balance At End of Period
		(In thousands)
Year Ended December 31, 2013
Deducted from asset accounts—
Allowance for doubtful accounts	$26,036	$3,684	$(5,966)	(A)	$23,754
Inventory obsolescence reserve	13,085	5,310	(3,260)	(B)	15,135
Tax valuation allowances	100,314	1,078	19,078	(D)	120,470
Accrued warranty cost	21,451	19,394	(13,452)	(B)	27,393
Accrued product liability	20,334	7,039	(7,005)	(C)	20,368
Year Ended December 31, 2012
Deducted from asset accounts—
Allowance for doubtful accounts	$29,040	$2,934	$(5,938)	(A)	$26,036
Inventory obsolescence reserve	13,642	3,708	(4,265)	(B)	13,085
Tax valuation allowances	88,170	27,362	(15,218)	(D)	100,314
Accrued warranty cost	19,842	14,611	(13,002)	(B)	21,451
Accrued product liability	21,748	7,382	(8,796)	(C)	20,334
Year Ended December 31, 2011
Deducted from asset accounts—
Allowance for doubtful accounts	$24,740	$10,481	$(6,181)	(A)	$29,040
Inventory obsolescence reserve	13,267	3,367	(2,992)	(B)	13,642
Tax valuation allowances	79,499	37	8,634	(D)	88,170
Accrued warranty cost	18,252	13,658	(12,068)	(B)	19,842
Accrued product liability	24,160	8,917	(11,329)	(C)	21,748
  ________________________
Note (A)—Uncollectible accounts written off, net of recoveries.
Note (B)—Amounts written off or payments incurred.
Note (C)—Loss and loss adjustment.
Note (D)—Other activity not affecting federal or foreign tax expense.