Form 10-Q
period 2014-03-31
INVACARE CORP
filed 2014-05-08
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of May 5, 2014, the registrant had 31,068,802 Common Shares and 1,084,747 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.
INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2014	2013
Net sales	$309,069	$331,437
Cost of products sold	223,821	237,853
Gross Profit	85,248	93,584
Selling, general and administrative expenses	98,021	103,235
Charges related to restructuring activities	2,240	2,522
Interest expense	806	1,117
Interest income	(68)	(107)
Loss from Continuing Operations Before Income Taxes	(15,751)	(13,183)
Income tax provision (benefit)	2,225	(7,475)
Net loss from Continuing Operations	(17,976)	(5,708)
Net Earnings from Discontinued Operations (net of tax of $0 and $35)	—	1,567
Gain on Sale of Discontinued Operations (net of tax of $0 and $20,080)	—	39,322
Total Net Earnings from Discontinued Operations	—	40,889
Net Earnings (Loss)	$(17,976)	$35,181
Dividends Declared per Common Share	$0.0125	$0.0125
Net Earnings (Loss) per Share—Basic
Net Loss from Continuing Operations	(0.56)	(0.18)
Net Earnings from Discontinued Operations	—	1.28
Net Earnings (Loss) per Share—Basic	$(0.56)	$1.10
Weighted Average Shares Outstanding—Basic	32,013	31,902
Net Earnings (Loss) per Share—Assuming Dilution
Net Loss from Continuing Operations	(0.56)	(0.18)
Net Earnings from Discontinued Operations	—	1.28
Net Earnings (Loss) per Share—Assuming Dilution	$(0.56)	$1.10
Weighted Average Shares Outstanding—Assuming Dilution	32,301	31,934

Net Earnings (Loss)	$(17,976)	$35,181
Other comprehensive income (loss):
Foreign currency translation adjustments	6,648	(1,498)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains	708	300
Amounts arising during the year, primarily due to the addition of new participants	—	(166)
Deferred tax adjustment resulting from defined benefit plan activity	(180)	(48)
Valuation reserve associated with defined benefit plan activity	14	50
Current period unrealized gain (loss) on cash flow hedges	(584)	1,577
Deferred tax benefit (loss) related to unrealized gain (loss) on cash flow hedges	84	(81)
Other Comprehensive Income	6,690	134

Comprehensive Income (Loss)	$(11,286)	$35,315
See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2014	December 31, 2013
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$21,260	$29,785
Trade receivables, net	186,919	188,622
Installment receivables, net	1,590	1,562
Inventories, net	165,343	155,637
Deferred income taxes	2,714	2,761
Other current assets	39,036	41,172
Total Current Assets	416,862	419,539
Other Assets	46,030	45,936
Other Intangibles	61,064	62,584
Property and Equipment, net	103,745	106,149
Goodwill	468,314	462,226
Total Assets	$1,096,015	$1,096,434
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$124,442	$116,704
Accrued expenses	131,345	133,100
Accrued income taxes	12,271	12,259
Short-term debt and current maturities of long-term obligations	1,763	14,102
Total Current Liabilities	269,821	276,165
Long-Term Debt	47,194	31,184
Other Long-Term Obligations	119,089	118,276
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 34,226 and 34,084 issued in 2014 and 2013, respectively)—no par	8,576	8,539
Class B Common Shares (Authorized 12,000 shares; 1,086 and 1,086 issued and outstanding in 2014 and 2013, respectively)—no par	272	272
Additional paid-in-capital	235,367	234,620
Retained earnings	377,644	396,016
Accumulated other comprehensive earnings	131,846	125,156
Treasury shares (3,158 and 3,158 shares in 2014 and 2013, respectively)	(93,794)	(93,794)
Total Shareholders’ Equity	659,911	670,809
Total Liabilities and Shareholders’ Equity	$1,096,015	$1,096,434

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities	(In thousands)
Net earnings (loss)	$(17,976)	$35,181
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of businesses (pre-tax)	—	(59,402)
Depreciation and amortization	9,507	8,848
Provision for losses on trade and installment receivables	663	768
Provision for deferred income taxes	286	(134)
Provision for other deferred liabilities	141	87
Provision for stock-based compensation	699	1,160
Loss on disposals of property and equipment	83	86
Asset write-downs related to restructuring activities	638	—
Amortization of convertible debt discount	170	152
Changes in operating assets and liabilities:
Trade receivables	2,811	(20)
Installment sales contracts, net	(652)	(422)
Inventories	(8,493)	(7,661)
Other current assets	2,251	2,373
Accounts payable	6,745	(15,697)
Accrued expenses	(3,148)	(339)
Other long-term liabilities	(745)	(283)
Net Cash Used by Operating Activities	(7,020)	(35,303)
Investing Activities
Purchases of property and equipment	(3,626)	(3,865)
Proceeds from sale of property and equipment	1	4
Proceeds from sale of business	—	144,681
Change in other long-term assets	(197)	(108)
Other	(144)	(19)
Net Cash Provided (Used) by Investing Activities	(3,966)	140,693
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	62,525	115,950
Payments on revolving lines of credit and long-term borrowings	(60,195)	(234,696)
Proceeds from exercise of stock options	85	—
Payment of dividends	(396)	(396)
Net Cash Provided (Used) by Financing Activities	2,019	(119,142)
Effect of exchange rate changes on cash	442	42
Decrease in cash and cash equivalents	(8,525)	(13,710)
Cash and cash equivalents at beginning of year	29,785	38,791
Cash and cash equivalents at end of period	$21,260	$25,081

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

Accounting Policies

Nature of Operations: Invacare Corporation is a leading manufacturer and distributor of medical equipment used in the home or institutional setting based upon the Company’s distribution channels, breadth of product line and net sales. The Company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care, retail and extended care markets.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2014, the results of its operations for the three months ended March 31, 2014 and changes in its cash flow for the three months ended March 31, 2014 and 2013, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 28th quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the Company's financial statements. All significant intercompany transactions are eliminated.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Recent Accounting Pronouncements: In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The Company adopted ASU No. 2013-04 in the first quarter of 2014 with no impact on the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss), Balance Sheets or Statement of Cash Flows.

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with limited exceptions. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. ASU 2013-11 was adopted by the Company on January 1, 2014 and did not have a significant impact on the Company's financial statements.

In April 2014, the FASB issued ASU 2014-08 changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held for sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. This standard must be prospectively applied to all reporting periods presented in financial reports issued after the effective date. Early adoption is permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2014. If applicable, this standard will change the presentation of the Company's financial statements but will not affect the calculation of net income, comprehensive income or earnings per share. The Company plans to adopt ASU 2014-08 effective January 1, 2015.

Discontinued Operations

On December 21, 2012, as part of the Company's globalization strategy, and to allow it to focus on its core equipment product lines, the Company entered into an agreement to sell Invacare Supply Group (ISG) and accordingly, the Company determined on that date that the "held for sale" criteria of ASC 360-10-45-9 were met. On January 18, 2013, the Company completed the sale of the ISG medical supplies business to AssuraMed, Inc. for a purchase price of $150,800,000 in cash. ISG had been operated on a stand-alone basis and reported as a reportable segment of the Company. The Company recorded a gain of $59,402,000 pre-tax in

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014 the first quarter of 2013 which represented the excess of the net sales price over the book value of the assets and liabilities of ISG, excluding cash. The sale of this business was dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the first quarter of 2013. The Company recorded expenses related to the sale of $5,350,000, of which $5,002,000 were paid as of March 31, 2014. The net sales and earnings before income taxes of the ISG discontinued operation were $18,498,000 and $402,000 for the three months ended March 31, 2013, respectively.

On August 6, 2013, the Company sold Champion Manufacturing, Inc. (Champion), its domestic medical recliner business for dialysis clinics, to Champion Equity Holdings, LLC for $45,000,000 in cash, which is subject to final post-closing adjustments. Champion had been operated on a stand-alone basis and reported as part of the IPG segment of the Company. The Company recorded a gain of $22,761,000 pre-tax in the third quarter of 2013, which represented the excess of the net sales price over the book value of the assets and liabilities of Champion. The sale of this business was dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the third quarter of 2013. The Company recorded expenses related to the sale of $2,130,000, of which $1,519,000 were paid as of March 31, 2014. The gain recorded by the Company reflects the Company's estimated final purchase adjustments.

The net sales and earnings before income taxes of the Champion discontinued operation were $6,179,000 and $1,200,000 for the three months ended March 31, 2013, respectively. Results for Champion include an interest expense allocation from continuing operations to discontinued operations of $186,000 for the three months ended March 31, 2013 as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the Company's average interest rates for the periods presented.

The Company recorded an incremental intra-period tax allocation expense to discontinued operations for the three months ended March 31, 2013 representing the cumulative intra-period allocation expense to discontinued operations based on the Company's March 31, 2013 estimate of the projected domestic taxable loss related to continuing operations for 2013.

The Company has classified ISG and Champion as discontinued operations for all periods presented.

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to providers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($16,912,000 at March 31, 2014 and $17,715,000 at December 31, 2013) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the financing arrangement with De Lage Landen, Inc. ("DLL"), a third party financing company which the Company has worked with since 2000, management monitors the collection status of these contracts in accordance with the Company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The Company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014 accounts adjusted accordingly. Installments are individually and not collectively reviewed for impairment. The Company assesses the bad debt reserve levels based upon the status of the customer’s adherence to a legally negotiated payment schedule and the Company’s ability to enforce judgments, liens, etc.

For purposes of granting or extending credit, the Company utilizes a scoring model to generate a composite score that considers each customer’s consumer credit score and/or D&B credit rating, payment history, security collateral and time in business. Additional analysis is performed for customers desiring credit greater than $250,000, which generally includes a detailed review of the customer’s financials as well as consideration of other factors such as exposure to changing reimbursement laws.

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

Installment receivables consist of the following (in thousands):

	March 31, 2014			December 31, 2013
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$3,217	$6,164	$9,381	$3,242	$5,677	$8,919
Less: Unearned interest	(60)	—	(60)	(61)	—	(61)
	3,157	6,164	9,321	3,181	5,677	8,858
Allowance for doubtful accounts	(1,567)	(4,654)	(6,221)	(1,619)	(4,420)	(6,039)
	$1,590	$1,510	$3,100	$1,562	$1,257	$2,819

Installment receivables purchased from DLL during the three months ended March 31, 2014 increased the gross installment receivables balance by $1,212,000. No sales of installment receivables were made by the Company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Balance as of beginning of period	$6,039	$3,823
Current period provision	322	3,457
Direct write-offs charged against the allowance	(140)	(1,241)
Balance as of end of period	$6,221	$6,039

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

Installment receivables by class as of March 31, 2014 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$8,014	$8,014	$6,136	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,282	1,222	—	20
Impaired Installment receivables with a related allowance recorded	85	85	85	—
Total Canadian Installment Receivables	$1,367	$1,307	$85	$20
Total
Non-Impaired Installment receivables with no related allowance recorded	1,282	1,222	—	20
Impaired Installment receivables with a related allowance recorded	8,099	8,099	6,221	—
Total Installment Receivables	$9,381	$9,321	$6,221	$20

Installment receivables by class as of December 31, 2013 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$7,464	$7,464	$5,951	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,367	1,306	—	101
Impaired Installment receivables with a related allowance recorded	88	88	88	—
Total Canadian Installment Receivables	$1,455	$1,394	$88	$101
Total
Non-Impaired Installment receivables with no related allowance recorded	1,367	1,306	—	101
Impaired Installment receivables with a related allowance recorded	7,552	7,552	6,039	—
Total Installment Receivables	$8,919	$8,858	$6,039	$101

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of March 31, 2014, the Company had no U.S. installment receivables past due of 90 days or more for which the Company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the Company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. However, while the full balance may be deemed to be impaired, the Company has historically collected a large percentage of the principal of its U.S. installment receivables.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

In Canada, the Company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of March 31, 2014 and December 31, 2013 for which the Company is still accruing interest.

The aging of the Company’s installment receivables was as follows (in thousands):

	March 31, 2014			December 31, 2013
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$1,242	$—	$1,242	$1,338	$—	$1,338
0-30 Days Past Due	9	—	9	7	—	7
31-60 Days Past Due	11	—	11	—	—	—
61-90 Days Past Due	1	—	1	—	—	—
90+ Days Past Due	8,118	8,014	104	7,574	7,464	110
	$9,381	$8,014	$1,367	$8,919	$7,464	$1,455

Inventories

Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Finished goods	$83,759	$77,909
Raw materials	68,590	63,123
Work in process	12,994	14,605
	$165,343	$155,637

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Value added tax receivables	$20,176	$19,699
Recoverable income taxes	1,644	2,465
Derivatives (foreign currency forward contracts)	599	789
Prepaid insurance	3,652	4,556
Prepaids and other current assets	12,965	13,663
	$39,036	$41,172

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Cash surrender value of life insurance policies	$36,887	$36,522
Deferred Financing Fees	597	1,096
Investments	990	998
Long-term installment receivables	1,510	1,257
Long-term deferred taxes	4,741	4,741
Other	1,305	1,322
	$46,030	$45,936

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Machinery and equipment	$363,045	$358,061
Land, buildings and improvements	92,169	91,389
Furniture and fixtures	13,183	12,774
Leasehold improvements	15,302	14,931
	483,699	477,155
Less allowance for depreciation	(379,954)	(371,006)
	$103,745	$106,149

Goodwill
The goodwill change reflected on the balance sheet from December 31, 2013 to March 31, 2014 was due to foreign currency translation.
Other Intangibles

All of the Company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $32,178,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2013 to March 31, 2014 were the result of foreign currency translation and amortization. The Company's intangibles consist of the following (in thousands):

	March 31, 2014		December 31, 2013
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer Lists	$92,408	$66,592	$92,637	$65,158
Trademarks	32,178	—	31,944	—
License Agreements	1,382	1,382	1,393	1,393
Developed Technology	10,028	6,621	9,916	6,390
Patents	6,261	5,657	6,107	5,568
Other	7,163	8,104	7,407	8,311
	$149,420	$88,356	$149,404	$86,820

Amortization expense related to other intangibles was $2,162,000 in the first three months of 2014 and is estimated to be $8,436,000 in 2014, $7,260,000 in 2015, $5,787,000 in 2016, $2,281,000 in 2017, $2,272,000 in 2018 and $2,266,000 in 2019. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 11 years with the majority of the intangibles being amortized over an average remaining life of approximately 6 years.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

Current Liabilities

Accrued expenses consist of accruals for the following (in thousands):

	March 31, 2014	December 31, 2013
Salaries and wages	$40,019	$40,252
Taxes other than income taxes, primarily Value Added Taxes	21,827	24,525
Warranty cost	27,540	27,393
Freight	7,372	7,636
Professional	7,393	6,516
Product liability, current portion	3,403	3,183
Rebates	1,957	1,681
Insurance	2,535	2,549
Interest	842	1,041
Derivative liabilities	2,321	1,212
Severance	3,755	3,986
Other items, principally trade accruals	12,381	13,126
	$131,345	$133,100

Accrued rebates relate to several volume incentive programs the Company offers its customers. The Company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives.

Generally, the Company's products are covered by warranties against defects in material and workmanship for various periods depending on the product from the date of sales to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The Company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the Company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the Company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. The increase in the liability for pre-existing warranties in 2014 is primarily the result of product recalls. The warranty accrual as of March 31, 2014 includes additional warranty expense related to the power wheelchair joystick recall of $2,237,000 ($2,100,000 after-tax) provided for during the first quarter of 2014, which impacted the North America/HME segment by $1,171,000 after-tax and the Asia/Pacific segment by $929,000 after-tax. The increase in the Company's estimate of total cost related to this matter is attributable to higher than previously anticipated response rates from larger customers in United States and Canada. As previously indicated, the reserve is subject to adjustments as new developments change the Company's estimate of the total cost of this matter.
The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2014	$27,393
Warranties provided during the period	3,119
Settlements made during the period	(5,594)
Changes in liability for pre-existing warranties during the period, including expirations	2,622
Balance as of March 31, 2014	$27,540

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

Long-Term Debt

Debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Senior secured revolving credit facility, due in October 2015	$31,794	$28,109
Convertible senior subordinated debentures at 4.125%, due in February 2027	10,811	10,641
Other notes and lease obligations	6,352	6,536
	48,957	45,286
Less current maturities of long-term debt	(1,763)	(14,102)
	$47,194	$31,184

On January 31, 2014, the Company entered into an Amended and Restated Credit Agreement ("the Amended and Restated Credit Agreement") by and among the Company, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as administrative agent, which amended and restated the Credit Agreement, dated as of October 28, 2010, by and among the Company and the other parties named therein, as amended (the “Prior Credit Agreement”).
The Amended and Restated Credit Agreement, among other things, provides for the following:

•	An increase in the maximum leverage ratio for the first three quarters of 2014, with quarterly ratios as described in the following table:

Fiscal Quarter Ending	Maximum Leverage Ratio
March 31, 2014	4.75	to	1.00
June 30, 2014	4.50	to	1.00
September 30, 2014	4.00	to	1.00
December 31, 2014 and thereafter	3.50	to	1.00
The quarterly minimum interest coverage ratio remains 3.50 to 1.00 in the Amended and Restated Credit Agreement.

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
As a result of the amendment, the Company incurred $351,000 in fees in the first quarter of 2014 which were capitalized and are being amortized through October, 2015. In addition, as a result of reducing the capacity of the facility from $250,000,000 to $100,000,000, the Company wrote-off $1,070,000 in fees previously capitalized in the first quarter of 2014, which is reflected in the expense of the North America / HME segment.

In 2007, the Company issued $135,000,000 principal amount of Convertible Senior Subordinated Debentures due 2027. The debentures are unsecured senior subordinated obligations of the Company guaranteed by substantially all of the Company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

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

The liability components of the Company’s convertible debt consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Principal amount of liability component	$13,350	$13,350
Unamortized discount	(2,539)	(2,709)
Net carrying amount of liability component	$10,811	$10,641

The Company is a party to an interest rate swap agreement to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, an interest rate swap agreement for a notional amount of $12,000,000 through April 2014 was entered into that fixed the LIBOR component of the interest rate on that portion of the revolving credit facility debt at a rate of 0.54% for an effective aggregate rate 2.79%. As of March 31, 2014, the weighted average floating interest rate on revolving credit borrowings was 2.41% compared to 2.39% as of December 31, 2013.

Shareholders’ Equity Transactions

On May 16, 2013, the shareholders of the Company approved the Invacare Corporation 2013 Equity Compensation Plan (the “2013 Plan”), which was adopted on March 27, 2013 by the Company's Board of Directors (the “Board”). The Board adopted the 2013 Plan because the ten-year term of the Company's prior equity plan, the Invacare Corporation Amended and Restated 2003 Performance Plan (the “2003 Plan”), expired on May 21, 2013. No new awards will be granted under the 2003 Plan following its expiration, but awards granted prior to its expiration will remain in effect under their original terms.
The 2013 Plan uses a fungible share-counting method, under which each common share underlying an award of stock options or stock appreciation rights (“SAR”) will count against the number of total shares available under the 2013 Plan as one share; and each common share underlying any award other than a stock option or a SAR will count against the number of total shares available under the 2013 Plan as two shares. Any common shares that are added back to the 2013 Plan as the result of the cancellation or forfeiture of an award granted under the 2013 Plan will be added back in the same manner such shares were originally counted against the total number of shares available under the 2013 Plan. Each common share that is added back to the 2013 Plan due to a cancellation or forfeiture of an award granted under the 2003 Plan will be added back as one common share.
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2013 Plan to any director or employee of the Company or an affiliate. The 2013 Plan initially allows the Compensation Committee to grant up to 4,460,337 common shares in connection with the following types of awards with respect to shares of the Company's common shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock, and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.
As of March 31, 2014, there was $17,457,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the Company's 2013 Plan and previous plans, which is related to non-vested options and shares, and includes $7,230,000 related to restricted stock awards, $7,217,000 related to non-qualified stock options and $3,010,000 related to performance share awards. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized during 2014 or 2013 as a result of a valuation allowance against deferred tax assets.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

The amount of amount of stock-based compensation expense recognized under the provisions of Compensation-Stock Compensation, ASC 718 was as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Stock-based compensation expense recognized as part of selling, general and administrative expense	$699	$1,160
Stock Options

During the three months ended March 31, 2014, the Compensation Committee did not grant any non-qualified stock options. Generally, non-qualified stock option awards typically have a term of ten years and are granted at the fair market value of the Company’s Common Shares on the date of grant. Compensation expense of $530,000 was recognized during the three months ended March 31, 2014 related to stock options previously awarded. The Company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years.

The following table summarizes information about stock option activity for the three months ended March 31, 2014:

	March 31, 2014	Weighted Average Exercise Price
Options outstanding at January 1, 2014	4,533,782	$23.86
Granted	—	—
Exercised	(5,411)	15.75
Canceled	(109,302)	28.13
Options outstanding at March 31, 2014	4,419,069	$23.97
Options exercise price range at March 31, 2014	$ 12.42 to
	$47.80
Options exercisable at March 31, 2014	2,967,156
Shares available for grant at March 31, 2014*	3,625,869
 ________________________

*
Shares available for grant as of March 31, 2014 reduced by net restricted stock and restricted stock unit award and performance share and performance share unit award activity of 376,068 shares and 458,400 shares, respectively during the quarter.

The following table summarizes information about stock options outstanding at March 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 3/31/14	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 3/31/14	Weighted Average Exercise Price
$ 12.42 – $15.00	1,256,124	7.9	$13.95	461,239	$13.78
$ 15.01 – $25.00	1,563,747	4.4	22.52	1,419,474	22.38
$ 25.01 – $35.00	912,383	4.5	25.73	893,223	25.71
$ 35.01 – $47.80	686,815	0.3	43.23	667,740	43.22
Total	4,419,069	4.8	$23.97	3,441,676	$26.13

When stock options have been awarded, they generally become exercisable over a four-year vesting period whereby options vest in equal installments each year. Options granted with graded vesting are accounted for as single options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate and expected life. The assumed expected life is based on the

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

Company's historical analysis of option history. The expected stock price volatility is also based on actual historical volatility, and expected dividend yield is based on historical dividends as the Company has no current intention of changing its dividend policy.

The 2013 Plan provides that shares granted come from the Company's authorized but unissued common shares or treasury shares. In addition, the Company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the Company acquiring treasury shares.

Restricted Stock and Restricted Stock Units

During the three months ended March 31, 2014, in aggregate of 188,034 restricted shares and restricted share units (for non-U.S. recipients) were granted without cost to the recipients, 7,575 restricted shares were forfeited, and no awards vested. The awards granted during the first quarter are subject to cliff vesting and thus vest in their entirety on May 15, 2017. The awards of restricted shares/units are classified as equity awards as they are issued as common shares, or will be settled in common shares upon vesting. The fair value of the awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The fair value of the awards granted during the three months ended March 31, 2014 was $20.05 per share. Compensation expense is recognized ratably over the service period and $115,000 was recognized during the three months ended March 31, 2014 related to restricted shares/units and there were shares/units outstanding totaling 598,137 shares that were not vested. The Company expects the compensation expense to be recognized over a weighted-average period of approximately 1.5 years.

Performance Shares and Performance Share Units

During the three months ended March 31, 2014, an aggregate of 152,800 performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a 3 year performance period with payouts based on achievement of certain performance goals. There were no forfeitures, cancellations or vesting of performance awards during the period. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for January 1, 2016 through December 31, 2016 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The fair value of the awards granted during the three months ended March 31, 2014 was $20.05 per share. The Company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the Company's assessment of the probability of achievement of the goals, the Company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Compensation expense of $54,000 was recognized during the three months ended March 31, 2014 related to performance awards. The Company expects the compensation expense to be recognized over a weighted-average period of approximately 1.5 years.

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income (Loss) ("OCI") during the quarter ended March 31, 2014 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2013	$143,845	$(12,566)	$(5,414)	$(709)	$125,156
OCI before reclassifications	6,103	545	484	(626)	6,506
Amount reclassified from accumulated OCI	—	—	58	126	184
Net current-period OCI	6,103	545	542	(500)	6,690
March 31, 2014	$149,948	$(12,021)	$(4,872)	$(1,209)	$131,846

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

Changes in OCI during the three months ended March 31, 2013 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2012	$117,465	$2,845	$(6,785)	$(782)	$112,743
OCI before reclassifications	194	(1,692)	123	1,243	(132)
Amount reclassified from accumulated OCI	—	—	13	253	266
Net current-period OCI	194	(1,692)	136	1,496	134
March 31, 2013	$117,659	$1,153	$(6,649)	$714	$112,877

Reclassifications out of accumulated OCI for the three months ended March 31, 2014 and March 31, 2013 were as follows (in thousands):

	Amount reclassified from OCI		Affected line item in the Statement of Comprehensive Income (Loss)
	Three Months Ended
	March 31, 2014	March 31, 2013
Defined Benefit Plans
Service and interest costs	$58	$15	Selling, General and Administrative
Tax	—	(2)	Income Taxes
Total after tax	$58	$13

Derivatives
Foreign currency forward contracts hedging sales	$10	$(136)	Net Sales
Foreign currency forward contracts hedging purchases	133	356	Cost of Products Sold
Interest rate swaps	—	67	Interest Expense
Total before tax	143	287
Tax	(17)	(34)	Income Taxes
Total after tax	$126	$253

Charges Related to Restructuring Activities

The Company's restructuring charges recorded since 2011 were necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the Company's customers (e.g. home health care providers) and continued pricing pressures faced by the Company as a result of outsourcing by competitors to lower cost locations. In addition, restructuring decisions were also the result of reduced profitability in the North America/HME segment impacted by the FDA consent decree. While the Company's restructuring efforts have been executed on a timely basis resulting in operating cost savings, the savings have been more than offset by continued margin decline, principally as a result of product mix, reduced volumes and regulatory and compliance costs related to quality system improvements which are unrelated to the restructuring actions. The Company expects any near-term cost savings from restructuring will be offset by the continued investment in regulatory and compliance costs related to quality system improvements at least until the Company has completed its quality systems remediation efforts, and reduced net sales in the North America/HME segment at least until the Company has successfully completed the previously described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the Company may resume full operations.

The Company's restructuring commenced in the second quarter of 2011 with the Company's decision to close the Hong, Denmark assembly facility as part of the Company's ongoing globalization initiative to reduce complexity in the Company's supply chain, which is intended to reduce expenses to help offset pricing pressures. In the third quarter of 2011, the Company continued to execute on the closure of the Hong, Denmark assembly facility and initiated the closure of a smaller facility in the U.S. Charges for the quarter ended December 31, 2011 were primarily incurred at the Company's corporate headquarters for severance, with additional costs incurred as a result of the closure of the Hong, Denmark facility. The facility closures were completed in 2012

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014 in addition to the elimination of various positions principally in the North America/Home Medical Equipment (HME) and Asia/Pacific segments.

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

Charges for the year ended December 31, 2012 totaled $11,395,000 including charges for severance ($6,775,000), lease termination costs ($1,725,000), building and asset write-downs, primarily related to the closure of the Hong, Denmark assembly facility, and other miscellaneous charges in Europe and Asia/Pacific ($2,404,000) and inventory write-offs ($491,000) in Asia/Pacific recorded in cost of products sold. Severance charges were primarily incurred in the North America/HME segment ($4,242,000), Asia/Pacific segment ($1,681,000) and Europe segment ($817,000). The charges were incurred as a result of the elimination of various positions as part of the Company's globalization initiatives. In addition, a portion of the North America/HME segment severance was related to positions eliminated, principally in sales and marketing as well as manufacturing, at the Company's Taylor Street facility as a result of the FDA consent decree. The savings from these charges have been reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. In Europe, positions were eliminated as a result of finalizing the exit from the manufacturing facility in Denmark and an elimination of a senior management position in Switzerland. In Asia/Pacific, at the end of October 2012, the Company's management approved a plan to restructure the Company's operations in this segment. In Australia, the Company consolidated offices / warehouses, decreased staffing and exited various activities while returning to a focus on distribution. At the Company's subsidiary, which produces microprocessor controllers, the Company decided to cease the contract manufacturing business for companies outside of the healthcare industry. Payments for the year ended December 31, 2012 were $9,381,000 and were funded with operating cash flows. The majority of the 2012 charges have now been paid out.

Charges for the year ended December 31, 2013 totaled $9,336,000 including charges for severance ($8,282,000), lease termination costs ($698,000) and other miscellaneous charges principally in North America/HME ($356,000). Severance charges were primarily incurred in the North America/HME segment ($5,405,000), Europe segment ($1,640,000) and Asia/Pacific segment ($970,000). The charges were incurred as a result of the elimination of various positions as part of the Company's globalization initiatives. North America/HME segment severance was principally related to positions eliminated due to lost sales volumes resulting from the impact of the FDA consent decree. The savings from these charges have been reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. In Europe, severance was incurred for the elimination of certain sales and supply chain positions. In Asia/Pacific, severance was principally incurred at the Company's microprocessor controller production subsidiary as a result of the Company's decision in 2012 to cease the contract manufacturing business for companies outside of the healthcare industry. The lease termination costs were principally related to Australia as a result of the restructuring announced in 2012. Payments for the year ended December 31, 2013 were $11,844,000 and were funded with operating cash flows and cash on hand. The majority of the 2013 charges are expected to be paid out in 2014.

Restructuring continued during 2014 resulting in restructuring charges of $2,240,000 in the first three months of 2014 related to severance costs ($1,521,000) and other costs ($719,000), which principally include a building write-down in the IPG segment. The severance costs were incurred principally in the NA/HME segment, and to a lesser extent the Europe and IPG segments. The building write-down in the IPG segment was associated with the previously announced closure of the London, Canada facility. Payments for the three months ended March 31, 2014 were $2,625,000 and were funded with the Company's credit facility. The majority of the outstanding charge accruals at March 31, 2014 are expected to be paid out within the next twelve months.

There have been no material changes in accrued balances related to the charges, either as a result of revisions in the plan or changes in estimates. In addition, the savings anticipated as a result of the Company's restructuring plans have been or are expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting Selling, General and Administrative expenses, and to a lesser extent, Costs of Products Sold. However, to date, these savings have been more than offset by continued margin decline, principally as a result of product mix, and higher regulatory and compliance costs related to

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014 quality system improvements and reduced net sales volumes primarily related to mobility and seating products impacted by the consent decree, which are unrelated to the restructuring actions.

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2010 Balance
Total	$—	$—	$—	$—	$—
Charges
NA/HME	4,755	—	—	4	4,759
IPG	123	—	—	—	123
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,352	277	1,788	117	10,534
Payments
NA/HME	(1,663)	—	—	(4)	(1,667)
IPG	(52)	—	—	—	(52)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,447)	(277)	(1,714)	(117)	(5,555)
December 31, 2011 Balance
NA/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	4,905	—	74	—	4,979
Charges
NA/HME	4,242	—	5	—	4,247
IPG	35	—	—	—	35
Europe	817	—	53	1,223	2,093
Asia/Pacific	1,681	491	1,667	1,181	5,020
Total	6,775	491	1,725	2,404	11,395
Payments
NA/HME	(3,587)	—	(5)	—	(3,592)
IPG	(106)	—	—	—	(106)
Europe	(1,964)	—	(127)	(1,223)	(3,314)
Asia/Pacific	(812)	(340)	(42)	(1,175)	(2,369)
Total	(6,469)	(340)	(174)	(2,398)	(9,381)
December 31, 2012 Balance
NA/HME	3,747	—	—	—	3,747
IPG	—	—	—	—	—
Europe	595	—	—	—	595
Asia/Pacific	869	151	1,625	6	2,651
Total	5,211	151	1,625	6	6,993

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Charges
NA/HME	5,405	—	164	353	5,922
IPG	267	—	—	—	267
Europe	1,640	—	—	—	1,640
Asia/Pacific	970	—	534	3	1,507
Total	8,282	—	698	356	9,336
Payments
NA/HME	(6,347)	—	(164)	(353)	(6,864)
IPG	(175)	—	—	—	(175)
Europe	(1,146)	—	—	—	(1,146)
Asia/Pacific	(1,839)	(151)	(1,660)	(9)	(3,659)
Total	(9,507)	(151)	(1,824)	(362)	(11,844)
December 31, 2013 Balance
NA/HME	2,805	—	—	—	2,805
IPG	92	—	—	—	92
Europe	1,089	—	—	—	1,089
Asia/Pacific	—	—	499	—	499
	3,986	—	499	—	4,485
Charges
NA/HME	803	—	—	—	803
IPG	340	—	—	719	1,059
Europe	378	—	—	—	378
Asia/Pacific	—	—	—	—	—
Total	1,521	—	—	719	2,240
Payments
NA/HME	(1,120)	—	—	—	(1,120)
IPG	(35)	—	—	(719)	(754)
Europe	(597)	—	—	—	(597)
Asia/Pacific	—	—	(154)	—	(154)
Total	(1,752)	—	(154)	(719)	(2,625)
March 31, 2014 Balance
NA/HME	2,488	—	—	—	2,488
IPG	397	—	—	—	397
Europe	870	—	—	—	870
Asia/Pacific	—	—	345	—	345
	$3,755	$—	$345	$—	$4,100

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

Income Taxes

The Company had an effective tax rate provision of 14.1% on losses before tax from continuing operations for the three months ended March 31, 2014 compared to an expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three months ended March 31, 2014 was greater than the U.S. federal statutory rate, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The rate was benefitted by taxes outside the United States, excluding countries with tax valuation allowance, at an effective rate lower than the U.S. statutory rate.

The Company had an effective tax rate benefit of 56.7% on losses before tax from continuing operations for the three months ended March 31, 2013 compared to the expected U.S. statutory rate of 35%. The Company's effective tax rate for the three months ended March 31, 2013 was a greater benefit than the U.S. federal statutory rate, principally due to an intraperiod tax allocation resulting in recognizing a tax benefit for the continuing loss in the United States as part of the annual effective rate. The rate was also benefitted by taxes outside the United States, excluding countries with tax valuation allowances that were in losses in 2013, at an effective rate lower than the U.S. statutory rate.

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended March 31,
	2014	2013
Basic
Average common shares outstanding	32,013	31,902

Net loss from continuing operations	$(17,976)	$(5,708)
Net earnings from discontinued operations	$—	$40,889
Net earnings (loss)	$(17,976)	$35,181

Net loss per common share from continuing operations	$(0.56)	$(0.18)
Net earnings per common share from discontinued operations	$—	$1.28
Net earnings (loss) per common share	$(0.56)	$1.10

Diluted
Average common shares outstanding	32,013	31,902
Shares related to convertible debt	—	—
Stock options and awards	288	32
Average common shares assuming dilution	32,301	31,934

Net loss from continuing operations	$(17,976)	$(5,708)
Net earnings from discontinued operations	$—	$40,889
Net earnings (loss)	$(17,976)	$35,181

Net loss per common share from continuing operations *	$(0.56)	$(0.18)
Net earnings per common share from discontinued operations	$—	$1.28
Net earnings (loss) per common share *	$(0.56)	$1.10

* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the period in which there was a net loss.

At March 31, 2014, 2,525,703 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2014 as they were anti-dilutive. At March 31, 2014, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $20.57 for the

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014 three months ended March 31, 2014. At March 31, 2013, 5,103,319 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2013 as they were anti-dilutive. At March 31, 2013, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $15.41 for the three months ended March 31, 2013. For the three months ended March 31, 2014 and March 31, 2013, there were no shares necessary to settle a conversion spread on the convertible notes to be included in the common shares assuming dilution as the average market price of the Company stock for these periods did not exceed the conversion price.

Concentration of Credit Risk

The Company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers’ financial condition. The Company utilizes De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to the Company’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The Company retains a recourse obligation of $4,493,000 at March 31, 2014 to DLL for events of default under the contracts, which total $40,528,000 at March 31, 2014. The Company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables repurchased by the Company from DLL. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

During the first three months of 2014 and 2013, the Company was a party to interest rate swap agreements that qualified as cash flow hedges and effectively converted floating-rate debt to fixed-rate debt, so the Company could avoid the risk of changes in market interest rates. The gains or losses on interest rate swaps are reflected in interest expense on the consolidated statement of comprehensive income (loss).

To protect against increases/decreases in forecasted foreign currency cash flows resulting from inventory purchases/sales over the next year, the Company utilizes foreign currency forward contracts to hedge portions of its forecasted purchases/sales denominated in foreign currencies. The gains and losses are included in cost of products sold and selling, general and administrative

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014 expenses on the consolidated statement of comprehensive income (loss). If it is later determined that a hedged forecasted transaction is unlikely to occur, any prospective gains or losses on the forward contracts would be recognized in earnings. The Company does not expect any material amount of hedge ineffectiveness related to forward contract cash flow hedges during the next twelve months.

The Company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the Company generally limits its hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $33,623,000 matured during the three months ended March 31, 2014 compared to forward contracts with a total notional amount in USD of $33,494,000 that matured during the three months ended March 31, 2013.

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	March 31, 2014		December 31, 2013
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$1,650	$(54)	$—	$—
USD / CNY	10,600	(207)	11,730	(66)
USD / CHF	339	(8)	486	4
USD / EUR	39,317	(767)	51,106	(168)
USD / GBP	2,132	(85)	2,686	(45)
USD / NZD	1,204	(47)	—	—
USD / SEK	1,734	(5)	2,485	58
USD / MXP	8,683	174	5,960	102
EUR / AUD	500	(16)	—	—
EUR / CAD	1,326	71	1,710	(1)
EUR / CHF	2,322	32	2,654	1
EUR / DKK	1,096	(3)	1,382	(5)
EUR / GBP	23,440	(601)	29,614	(501)
EUR / SEK	2,790	11	3,432	75
EUR / NOK	2,480	31	3,135	66
EUR / NZD	5,679	224	6,959	(111)
AUD / CAD	1,323	(18)	—	—
AUD / NZD	883	(6)	—	—
GBP / CHF	661	(16)	837	(26)
GBP / SEK	1,644	(78)	2,078	(101)
DKK / SEK	3,981	(29)	5,337	(94)
NOK / SEK	2,575	24	3,418	31
	$116,359	$(1,373)	$135,009	$(781)

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment

The Company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014 is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the Company in 2014 or 2013 related to these contracts and the associated short-term intercompany trading receivables and payables.

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment entered into in 2014 and 2013, respectively, and outstanding were as follows (in thousands USD):

	March 31, 2014		March 31, 2013
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$2,100	$(52)	$—	$—
CAD / USD	5,612	(184)	24,120	$(544)
CNY / USD	1,482	(40)	—	—
EUR / USD	15,138	18	—	—
CHF / USD	678	1	—	—
DKK / USD	6,636	13	22,970	(598)
NZD / USD	5,000	(86)	—	—
EUR / AUD	—	—	1,500	(35)
EUR / DKK	5,548	(9)	—	—
AUD / EUR	2,106	(6)	—	—
AUD / GBP	—	—	2,966	6
	$44,300	$(345)	$51,556	$(1,171)

The fair values of the Company’s derivative instruments were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$568	$1,941	$414	$1,195
Interest rate swap contracts	—	4	—	12
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	31	376	375	5
Total derivatives	$599	$2,321	$789	$1,212

The fair values of the Company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

The effect of derivative instruments on the Statement of Comprehensive Income (Loss) and Other Comprehensive Income (OCI) was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2014
Foreign currency forward exchange contracts	$(382)	$(126)	$—
Interest rate swap contracts	8	—	—
	$(374)	$(126)	$—
Three months ended March 31, 2013
Foreign currency forward exchange contracts	$1,601	$(220)	$57
Interest rate swap contracts	263	(67)	—
	$1,864	$(287)	$57

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31, 2014
Foreign currency forward exchange contracts			$(345)
Three months ended March 31, 2013
Foreign currency forward exchange contracts			$(1,171)

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. For the three months ended March 31, 2014, net sales were decreased by $10,000 and cost of product sold was increased by $133,000 for a net realized loss of $143,000. For the three months ended March 31, 2013, net sales were increased by $136,000 and cost of product sold was increased by $356,000 for a net realized loss of $220,000.

The Company recognized expense of $11,000 for the three and three months ended March 31, 2014 compared to expense of $226,000 for three months ended March 31, 2013 related to interest rate swap agreements, which is reflected in interest expense on the consolidated statement of comprehensive income (loss).

A loss of $345,000 versus a loss of $1,171,000 was recognized in selling, general and administrative (SG&A) expenses for the three months ended March 31, 2014 and March 31, 2013, respectively, on ineffective forward contracts and forward contracts not designated as hedging instruments that are entered into to offset gains/losses also recorded in SG&A expenses on intercompany trade receivables or payables. Any gains/losses on the non-designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade payables.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

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

The following table provides a summary of the Company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
March 31, 2014
Forward Exchange Contracts—net	$(1,718)	—	$(1,718)	—
Interest Rate Swap Agreements—net	(4)	—	(4)	—
December 31, 2013
Forward Exchange Contracts—net	$(411)	—	$(411)	—
Interest Rate Swap Agreements—net	(12)	—	(12)	—

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

The carrying values and fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$21,260	$21,260	$29,785	$29,785
Other investments	990	990	998	998
Installment receivables, net of reserves	3,100	3,100	2,819	2,819
Long-term debt (including current maturities of long-term debt)	(48,957)	(48,471)	(45,286)	(46,124)
Forward contracts in Other Current Assets	599	599	789	789
Forward contracts in Accrued Expenses	(2,317)	(2,317)	(1,200)	(1,200)
Interest rate swap agreements in Accrued Expenses	(4)	(4)	(12)	(12)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

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
Long-term debt: Fair values for the Company’s convertible debt is based on quoted market-based estimates as of the end of the period, while the revolving credit facility fair values are based upon the Company’s estimate of the market for similar borrowing arrangements. The fair values are deemed to be categorized as Level 2 in the fair value hierarchy.
Forward contracts and interest rate swaps: Fair values for the Company’s foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities, while the fair values of the interest rate swaps are based on model-derived calculations using inputs that are observable in active markets.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

The information by segment is as follows (in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Revenues from external customers
North America/HME	$129,110	$151,882
Institutional Products Group	25,136	29,224
Europe	142,768	137,634
Asia/Pacific	12,055	12,697
Consolidated	$309,069	$331,437
Intersegment revenues
North America/HME	$18,673	$18,836
Institutional Products Group	1,573	1,107
Europe	1,682	1,953
Asia/Pacific	6,192	6,882
Consolidated	$28,120	$28,778
Restructuring charges before income taxes
North America/HME	$803	$1,679
Institutional Products Group	1,059	188
Europe	378	115
Asia/Pacific	—	540
Consolidated	$2,240	$2,522
Earnings (loss) before income taxes
North America/HME	$(16,799)	$(11,179)
Institutional Products Group	(251)	474
Europe	9,246	5,843
Asia/Pacific	(2,801)	(2,261)
All Other (1)	(5,146)	(6,060)
Consolidated	$(15,751)	$(13,183)
   ________________________

(1)	Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

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

Medical Device Regulatory Matters
The FDA regulates virtually all aspects of the development, testing, manufacturing, labeling, promotion, distribution and marketing of a medical device. The Company and its products are subject to the laws and regulations of the FDA and other regulatory bodies in the various jurisdictions where the Company's products are manufactured or sold. The Company's failure to comply with the regulatory requirements of the FDA and other applicable medical device regulatory requirements can subject the Company to administrative or judicially imposed sanctions. These sanctions include injunctions, consent decrees, warning letters, civil penalties, criminal penalties, product seizure or detention, product recalls and total or partial suspension of production.
In December 2012, the Company reached agreement with the FDA on the terms of the consent decree of injunction with respect to the Company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012. The Court approved the consent decree and it became effective. The consent decree limits the Company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The Company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the Company must successfully complete a third-party expert certification audit at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, the FDA. After the final certification report is submitted to the FDA, as well as the Company’s own report as to its compliance status together with its responses to any observations in the certification report, the FDA is expected to inspect the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the Quality System Regulation (QSR) governing the manufacture of medical devices and the terms of the consent decree. If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.
During 2013, the Company completed the first two of the expert certification audits, and the FDA found the results of both to be acceptable. In these reports, the third-party expert certified that the Company's equipment and process validation procedures and its design control systems are compliant with the FDA's QSR. As a result of the FDA's acceptance of the first certification report on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other Company facilities. The Company's receipt of the FDA's acceptance of the second certification report on July 15, 2013, resulted in the Company being able to resume design activities at the impacted facilities related to power wheelchairs and power beds.
The third, most comprehensive expert certification audit is a comprehensive review of the Company's compliance with the FDA's QSR at the impacted Elyria facilities. At the time of filing this Quarterly Report on Form 10-Q, the Company is continuing its work with the third-party expert auditor, as the auditor proceeds with the final certification audit process. This audit is the most comprehensive and challenging of the three expert certification audits, and it encompasses all areas of the Company's Corporate and Taylor Street quality system, including the two areas where the third-party expert had previously indicated more work was required. The Company respects the comprehensive nature of the audit process and is working diligently with the third-party expert auditor with the ultimate goal of demonstrating the Company's compliance to the FDA.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

The Company cannot predict the timing of the completion or the outcome of the third-party expert’s final certification report. However, after the expert's certification report is completed and submitted to the FDA, as well as the Company’s own report related to its compliance status together with its responses to any observations in the certification report, the FDA is expected to inspect the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the FDA's QSR and the consent decree. If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.
After resumption of full operations, the Company must undergo five years of audits by a third-party expert auditor to determine whether the facilities are in continuous compliance with FDA's QSR and the consent decree. The auditor will inspect the Corporate and Taylor Street facilities’ activities every six months during the first year following the resumption of full operations and then every 12 months for the next four years thereafter.
As described above, because the limitations on production are expected to be temporary in nature, and partial production is allowed, the Company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the Company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the utilization of such raw material and with respect to expected future cash flows from production at the Taylor Street manufacturing facility, the Company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at March 31, 2014.
The majority of the production from the Taylor Street facility is "made to order" custom wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at March 31, 2014, and the inventory is expected to be fully utilized. Accordingly, the Company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at March 31, 2014. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the Company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the time frame for completion of the third-party expert certification audits and FDA inspection, the Company concluded that the value of the inventory was not excessive or impaired at March 31, 2014. However, if the Company's expectations regarding the impacts of the limitations in the consent decree or the time frame for completion of the third-party expert certification audits and FDA inspection were to change, the Company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
North America/HME and Asia/Pacific segments: The North America/HME segment is the segment primarily impacted by the limitations in the FDA consent decree. However, the Asia/Pacific segment also is negatively affected as a result of the consent decree due to the lower sales volume of microprocessor controllers. During 2012, before the effective date of the consent decree, the Company started to experience decreases in net sales in the North America/HME and Asia/Pacific segments. Those decreases were primarily related to delays in new product introductions, uncertainty on the part of the Company's customers as they coped with prepayment reviews and post-payment audits by the Centers for Medicare and Medicaid Services ("CMS") and contemplated their participation in the next round of National Competitive Bidding ("NCB"), and, the Company believes, uncertainty regarding the resolution of the consent decree which limited the Company's ability to renegotiate and bid on certain customer contracts and otherwise led to a decline in customer orders. The negative effect of the consent decree on customer orders and net sales has been considerable, and the Company expects to experience continued low levels in net sales as a result of the limitations imposed by the consent decree. The Company expects to continue to experience lower levels of net sales in the North America/HME and Asia/Pacific segments at least until it has successfully completed the previously-described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the Company may resume full operations at the Corporate and Taylor Street facilities. Even after the Company is permitted to resume full operations at the affected facilities, it is uncertain as to whether, or how quickly, the Company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, when compared to the Company's 2010 results, the limitations in the consent decree had, and likely will continue to have, a material adverse effect on the Company's business, financial condition and results of operations.
For additional information regarding the consent decree, please see the following sections of the Company's Annual Report on Form 10-K for the year ending December 31, 2013: Item 1. Business - Government Regulation and Item 1A. Risk Factors and the following sections of this Quarterly Report on Form 10-Q: Item 1. Legal Proceedings; and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.
In the first quarter of 2014, the Company recorded additional warranty expense related to the power wheelchair joystick recall of $2,237,000 ($2,100,000 after-tax), which impacted the North America/HME segment by $1,171,000 after-tax and the Asia/Pacific segment by $929,000 after-tax. The increase in the Company's estimate of total cost related to this matter is attributable

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014 to higher than previously anticipated response rates from larger customers in United States and Canada. As previously indicated, the reserve is subject to adjustments as new developments change the Company's estimate of the total cost of this matter.
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

Supplemental Guarantor Information

Effective February 12, 2007, substantially all of the domestic subsidiaries (the “Guarantor Subsidiaries”) of the Company became guarantors of the indebtedness of Invacare Corporation under its 4.125% Convertible Senior Subordinated Debentures due 2027 (the “Debentures”) with an original aggregate principal amount of $135,000,000. The majority of the Company’s subsidiaries are not guaranteeing the indebtedness of the Debentures (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest related to the Debentures and each of the Guarantor Subsidiaries are directly or indirectly 100%-owned subsidiaries of the Company. Specifically, the Debentures are guaranteed on an unsecured senior subordinated basis by all of the Company's existing domestic subsidiaries (other than the Company's captive insurance subsidiary and any receivables subsidiaries) and certain future direct and indirect 100% owned domestic subsidiaries. All of the guarantors are released and relieved of any liability under such guarantees upon the satisfaction and discharge of the indenture governing the debentures and the payment in full of the debentures. Additionally, in the event any subsidiary guarantor no longer guarantees any of the Company's existing or future senior debt incurred in a public or private U.S. capital markets transaction, such guarantor shall be released and relieved of any liability which it has under the indenture governing the debentures.

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

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended March 31, 2014	(in thousands)
Net sales	$50,109	$106,454	$173,800	$(21,294)	$309,069
Cost of products sold	45,704	77,584	121,890	(21,357)	223,821
Gross Profit	4,405	28,870	51,910	63	85,248
Selling, general and administrative expenses	31,650	22,268	44,103	—	98,021
Charge related to restructuring activities	1,164	(95)	1,171	—	2,240
Income (loss) from equity investee	10,310	6,931	(36)	(17,205)	—
Interest expense (income)—net	(284)	865	157	—	738
Earnings (Loss) from Continuing Operations before Income Taxes	(17,815)	12,763	6,443	(17,142)	(15,751)
Income taxes	161	—	2,064	—	2,225
Net Earnings (loss)	$(17,976)	$12,763	$4,379	$(17,142)	$(17,976)

Other Comprehensive Income (Loss), Net of Tax	6,690	(2,290)	8,955	(6,665)	6,690

Comprehensive Income (Loss)	$(11,286)	$10,473	$13,334	$(23,807)	$(11,286)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended March 31, 2013	(in thousands)
Net sales	$60,909	$118,436	$173,925	$(21,833)	$331,437
Cost of products sold	52,353	85,849	121,705	(22,054)	237,853
Gross Profit	8,556	32,587	52,220	221	93,584
Selling, general and administrative expenses	34,863	23,051	43,977	1,344	103,235
Charge related to restructuring activities	1,671	—	851	—	2,522
Income (loss) from equity investee	48,018	5,808	65	(53,891)	—
Interest expense (income)—net	(45)	436	619	—	1,010
Earnings (Loss) from Continuing Operations before Income Taxes	20,085	14,908	6,838	(55,014)	(13,183)
Income taxes (benefit)	(15,096)	(25)	7,646	—	(7,475)
Net Earnings (Loss) from Continuing Operations	35,181	14,933	(808)	(55,014)	(5,708)
Net Earnings from Discontinued Operations	—	40,889	—	—	40,889
Net Earnings (loss)	$35,181	$55,822	$(808)	$(55,014)	$35,181

Other Comprehensive Income (Loss), Net of Tax	134	(2,186)	1,787	399	134

Comprehensive Income (Loss)	$35,315	$53,636	$979	$(54,615)	$35,315

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
March 31, 2014	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$2,733	$212	$18,315	$—	$21,260
Trade receivables, net	62,104	29,569	95,246	—	186,919
Installment receivables, net	—	557	1,033	—	1,590
Inventories, net	21,169	27,076	119,646	(2,548)	165,343
Deferred income taxes	—	—	2,714	—	2,714
Intercompany advances, net	8,750	521	49,043	(58,314)	—
Other current assets	8,643	507	32,903	(3,017)	39,036
Total Current Assets	103,399	58,442	318,900	(63,879)	416,862
Investment in subsidiaries	1,492,163	458,521	—	(1,950,684)	—
Intercompany advances, net	974,444	1,639,111	181,460	(2,795,015)	—
Other Assets	42,655	1,320	2,055	—	46,030
Other Intangibles	543	16,272	44,249	—	61,064
Property and Equipment, net	33,904	16,914	52,927	—	103,745
Goodwill	—	16,660	451,654	—	468,314
Total Assets	$2,647,108	$2,207,240	$1,051,245	$(4,809,578)	$1,096,015
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$51,340	$7,834	$65,268	$—	$124,442
Accrued expenses	29,871	16,351	88,140	(3,017)	131,345
Accrued income taxes	4,220	—	8,051	—	12,271
Intercompany advances, net	45,945	1,956	10,412	(58,313)	—
Short-term debt and current maturities of long-term obligations	794	8	961	—	1,763
Total Current Liabilities	132,170	26,149	172,832	(61,330)	269,821
Long-Term Debt	41,811	41	5,342	—	47,194
Other Long-Term Obligations	53,359	—	65,730	—	119,089
Intercompany advances, net	1,759,857	974,811	60,347	(2,795,015)	—
Total Shareholders’ Equity	659,911	1,206,239	746,994	(1,953,233)	659,911
Total Liabilities and Shareholders’ Equity	$2,647,108	$2,207,240	$1,051,245	$(4,809,578)	$1,096,015

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2013	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$1,401	$313	$28,071	$—	$29,785
Trade receivables, net	72,272	28,317	88,033	—	188,622
Installment receivables, net	—	452	1,110	—	1,562
Inventories, net	30,806	27,472	100,444	(3,085)	155,637
Deferred income taxes	—	—	2,761	—	2,761
Intercompany advances, net	4,179	380	44,292	(48,851)	—
Other current assets	9,970	568	35,461	(4,827)	41,172
Total Current Assets	118,628	57,502	300,172	(56,763)	419,539
Investment in subsidiaries	1,475,156	450,021	—	(1,925,177)	—
Intercompany advances, net	959,071	1,620,683	179,451	(2,759,205)	—
Other Assets	42,831	1,061	2,044	—	45,936
Other Intangibles	466	17,109	45,009	—	62,584
Property and Equipment, net	35,169	17,774	53,206	—	106,149
Goodwill	—	16,660	445,566	—	462,226
Total Assets	$2,631,321	$2,180,810	$1,025,448	$(4,741,145)	$1,096,434
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$42,521	$7,237	$66,946	$—	$116,704
Accrued expenses	30,314	17,228	90,385	(4,827)	133,100
Accrued income taxes	5,375	—	6,884	—	12,259
Intercompany advances, net	42,314	2,124	4,413	(48,851)	—
Short-term debt and current maturities of long-term obligations	13,118	8	976	—	14,102
Total Current Liabilities	133,642	26,597	169,604	(53,678)	276,165
Long-Term Debt	25,642	61	5,481	—	31,184
Other Long-Term Obligations	53,470	—	64,806	—	118,276
Intercompany advances, net	1,747,758	959,172	52,275	(2,759,205)	—
Total Shareholders’ Equity	670,809	1,194,980	733,282	(1,928,262)	670,809
Total Liabilities and Shareholders’ Equity	$2,631,321	$2,180,810	$1,025,448	$(4,741,145)	$1,096,434

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

 CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended March 31, 2014	(in thousands)
Net Cash Provided (Used) by Operating Activities	$(1,033)	$2,824	$(8,811)	$—	$(7,020)
Investing Activities
Purchases of property and equipment	(649)	(615)	(2,362)	—	(3,626)
Proceeds from sale of property and equipment	—	—	1	—	1
Other long-term assets	(193)	—	(4)	—	(197)
Other	(144)	—	—	—	(144)
Net Cash Used for Investing Activities	(986)	(615)	(2,365)	—	(3,966)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	61,547	—	978	—	62,525
Payments on revolving lines of credit and long-term borrowings	(57,885)	(2,310)	—	—	(60,195)
Proceeds from exercise of stock options	85	—	—	—	85
Payment of dividends	(396)	—	—	—	(396)
Net Cash Provided (Used) by Financing Activities	3,351	(2,310)	978	—	2,019
Effect of exchange rate changes on cash	—	—	442	—	442
Decrease in cash and cash equivalents	1,332	(101)	(9,756)	—	(8,525)
Cash and cash equivalents at beginning of year	1,401	313	28,071	—	29,785
Cash and cash equivalents at end of period	$2,733	$212	$18,315	$—	$21,260

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2014

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended March 31, 2013	(in thousands)
Net Cash Provided (Used) by Operating Activities	$9,297	$(89,758)	$(7,929)	$53,087	$(35,303)
Investing Activities
Purchases of property and equipment	(2,223)	(580)	(1,062)	—	(3,865)
Proceeds from sale of property and equipment	—	—	4	—	4
Proceeds from sale of business	—	144,681	—	—	144,681
Other long-term assets	(108)	—	—	—	(108)
Other	107,368	(52,956)	—	(54,431)	(19)
Net Cash Provided (Used) for Investing Activities	105,037	91,145	(1,058)	(54,431)	140,693
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	114,762	—	1,188	—	115,950
Payments on revolving lines of credit and long-term borrowings	(232,490)	(2,206)	—	—	(234,696)
Payment of dividends	(396)	—	(1,344)	1,344	(396)
Net Cash Provided (Used) by Financing Activities	(118,124)	(2,206)	(156)	1,344	(119,142)
Effect of exchange rate changes on cash	—	—	42	—	42
Decrease in cash and cash equivalents	(3,790)	(819)	(9,101)	—	(13,710)
Cash and cash equivalents at beginning of year	5,774	1,018	31,999	—	38,791
Cash and cash equivalents at end of period	$1,984	$199	$22,898	$—	$25,081

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations.

OUTLOOK

The Company is continuing its work with the third-party expert auditor, as the auditor proceeds with the final certification audit process. This audit is the most comprehensive and challenging of the three third-party certification audits, and it encompasses all areas of the Company's corporate and Taylor Street quality system, including the two areas where the third-party expert had previously indicated more work was required. The Company respects the comprehensive nature of the audit process and is working diligently with the third-party expert auditor with the ultimate goal of demonstrating the Company's compliance to the FDA.

As expected, the Company experienced continued pressure on its organic net sales, cash flow and operating profitability during the first quarter of 2014 and expects the same for at least as long as the injunctive phase of the consent decree is in place and then in the related recovery period thereafter. The key drivers of these pressures include the limited net sales of those power wheelchairs impacted by the consent decree, ongoing quality systems remediation costs, and the related diversion of resources, which also has impacted the Company’s ability to introduce new products. The net sales decline of power wheelchairs is impacted by the FDA consent decree, which limits the manufacture and distribution of power and manual wheelchairs at or from the Taylor Street manufacturing facility to only those products having properly completed verification of medical necessity (VMN) documentation. The VMN is a signed document from a clinician, and in some instances a physician, that certifies that the product is deemed medically necessary for a particular patient's condition, which cannot be adequately addressed by another manufacturer's product or which is a replacement of a patient's existing product. The Company is focused on completing its expert certification audits as quickly and efficiently as possible in order to proceed to the expected FDA inspection of the Corporate and Taylor Street facilities. If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full production at the impacted facilities.
The North America/HME segment also is being negatively impacted as customers cope with prepayment reviews and post-payment audits of power mobility devices from Medicare and Medicaid. The Company continued to closely monitor the roll-out of the second round of National Competitive Bidding (NCB), which became effective in 91 additional metropolitan statistical areas (MSAs) on July 1, 2013. The Company estimates that, for the full year of 2013, approximately $304,000,000 in net sales of its U.S. HME equipment business, the major division within the North America/HME segment, are products sold to homecare providers that are included in the NCB product categories. When the Company's products are ordered by HME customers, the Company does not know if the products are then billed by the customer for Medicare, Medicaid or private pay reimbursement or sold as cash sales. However, industry studies have shown historically that approximately 40% of HME providers' revenues on average are from sales paid by Medicare. Additionally, it is estimated that round one and round two of NCB, which include a total of 100 metropolitan statistical areas, account for approximately 75% of Medicare's spending on durable medical equipment. Taking the $304,000,000 of U.S. HME net sales for the full year of 2013 of NCB bid categorized product and applying the previously mentioned 40% and then the 75% estimates, the portion of the Company's revenues from products potentially exposed to NCB could be approximately $91,000,000. This estimate does not include other potential pricing pressures that could also impact HME providers from other payors. At this early stage of the NCB program, the impact of NCB on net sales is hard to measure, as the Company does not have zip code level visibility into customers' sales, rental data or Medicare fulfillment data. However, excluding a large customer order of HomeFill® oxygen systems in the year, the Company estimates that net sales in the 91 impacted MSAs were slightly weaker than outside areas in part due to continued uncertainty as the industry realigns and adjusts itself to the small number of bid contracts awarded and to the reduced reimbursements. The Company believes that the increase in sales of HomeFill® oxygen systems indicates that providers are actively seeking opportunities to reduce costs and transform their business model. The Company continues to remain judicious in its extension of credit to customers in these areas. The Company has worked closely with providers over the last three years in preparation for NCB, offering programs to assist them in improving their operational efficiency, as well as offering products that serve to expand market opportunities. The Company believes that products such as the HomeFill® oxygen systems can enable providers an opportunity to reduce costs and transform their business model.
The Company had a net loss from continuing operations of $0.56 per share for the three months ended March 31, 2014 compared to a net loss of $0.18 per share for the same period a year ago. These results are indicative of the pressures on the Company's net sales and margins that were present throughout 2013 and into 2014. The Company expects to continue to experience decreased net sales in the North America/HME segment until it has successfully completed the previously described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the Company may resume full operations at its corporate and Taylor Street manufacturing facilities. Even after the Company receives the FDA notification that it may resume full operations at its Taylor Street facility, it is uncertain as to whether, or how quickly, the Company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, the Company expects that these challenges will likely negatively impact the Company's operating results in 2014.

STATUS OF THE CONSENT DECREE

The consent decree at the corporate and Taylor Street facilities in Elyria, Ohio, requires that a third-party expert perform three separate certification audits. In order to resume full operations, the third-party certification audit reports must be submitted to the FDA for review and acceptance. The Company has already received the FDA's acceptance of two of the three certification reports, and the final third-party certification is in progress.

The Company cannot predict the timing of the completion or the outcome of the third-party expert’s final certification report. However, after the expert's certification report is completed and submitted to the FDA, as well as the Company’s own report related to its compliance status together with its responses to any observations in the certification report, the FDA is expected to inspect the Company's corporate and Taylor Street facilities to determine whether they are in compliance with the FDA's Quality System Regulation (QSR). If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.

The Company expects to provide investors with an update when the final, third-party expert certification report is filed with the FDA. See the “Contingencies” note to the financial statements contained in Item 1 of this Form 10-Q and “Forward-Looking Statements” contained below in this Item.

RESULTS OF CONTINUING OPERATIONS

Except for free cash flow, the financial information for all periods excludes the results of discontinued operations. Discontinued operations include ISG, the Company's former domestic medical supplies business that was divested on January 18, 2013 and Champion, the Company's former domestic medical recliner business for dialysis clinics that was divested on August 6, 2013. Champion was a part of the Institutional Products Group segment. For more information, see the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Net Sales. Consolidated net sales for the quarter ended March 31, 2014 decreased 6.7% to $309,069,000 versus $331,437,000 for the same period last year. Foreign currency translation increased net sales by 0.5 of a percentage point. Organic net sales, which the Company defines as the difference between reported net sales and foreign currency translation, for the quarter decreased by 7.2% over the same period last year as increases in the Europe and Asia/Pacific segments were more than offset by declines in the North America/Home Medical Equipment (HME) and Institutional Products Group (IPG) segments. The largest decline in net sales was in the North America/HME segment, primarily in mobility and seating products and lifestyle products. The decline in mobility and seating products continues to be principally due to the reduced order volume at the Company's Taylor Street manufacturing facility resulting from the FDA consent decree. The Company estimates that sales of products manufactured from the Taylor Street facility, which included some products sold outside of the North America/HME segment, were approximately $9,500,000 in the first quarter compared to approximately $17,000,000 in the first quarter of last year. The net sales for the first quarter of last year benefited from the fulfillment of quotes and orders which existed prior to the finalization of the consent decree.

Europe

For the quarter, European net sales increased 3.7% to $142,768,000 versus $137,634,000 for the first quarter last year with foreign currency translation increasing net sales by 2.3 percentage points. The organic net sales increase of 1.4% was primarily related to increases in net sales of mobility and seating and lifestyle products, which were partially offset by declines in respiratory products.

North America/Home Medical Equipment (HME)

North America/HME net sales decreased 15.0% for the quarter to $129,110,000 as compared to $151,882,000 for the same period a year ago with foreign currency translation decreasing net sales by 0.6 of a percentage point. The organic net sales decrease of 14.4% was primarily driven by declines in all product categories, although the decrease was primarily driven by equal declines in mobility and seating and lifestyle products. The net sales decline in mobility and seating products was primarily driven by the impact of the consent decree with the FDA, which limits production of custom power wheelchairs and seating systems at the Taylor Street manufacturing facility. While power wheelchairs ordered from the Taylor Street facility continued to be fulfilled only with properly completed verification of medical necessity (VMN) documentation, the number of new domestic power wheelchair units shipped from the facility in the first quarter of 2014 and 2013 represented only 9.5% and 25.5%, respectively, of the pre-consent decree domestic units shipped in the first quarter of 2012. Separately, the intensity of ongoing pre- and post-payment Medicare audits of home medical equipment providers is impacting utilization for certain of the Company's lifestyle products. In addition, the segment has been negatively impacted by a shift toward lower cost products for certain National Competitive Bidding lifestyle products.

Institutional Products Group (IPG)

IPG net sales for the quarter decreased 14.0% to $25,136,000 compared to $29,224,000 for the same period last year as foreign currency decreased net sales by 0.3 of a percentage point. Organic net sales decreased by 13.7% driven primarily by declines in bed sales, primarily as a result of delays in new product introductions, and interior design projects.

Asia/Pacific

Asia/Pacific net sales decreased 5.0% for the quarter to $12,055,000 as compared to $12,697,000 for the same period a year ago. Organic net sales increased 0.4% as foreign currency translation decreased net sales by 5.4 percentage points. This increase in net sales was attributable to growth in the Company's Australian distribution business which was partially offset by declines at the Company's subsidiary that produces microprocessor controllers and the New Zealand distribution business.

Gross Profit. Consolidated gross profit as a percentage of net sales for the three months ended March 31, 2014 was 27.6% compared to 28.2% in the same period last year. The first quarter gross margin reflects an incremental warranty expense for the power wheelchair joystick recall of $2,237,000 or 0.7 of a percentage point. The incremental warranty expense, which was recorded in the North America/HME and Asia/Pacific segments, was attributable to higher than previously anticipated response rates from larger customers in the United States and Canada. As previously indicated, the reserve is subject to adjustments as new developments change the Company's estimate of the total cost of this matter. Gross margin was positively impacted by improvements in the Europe and IPG segments, but offset by the North America/HME segment largely related to the sales decline in custom power wheelchairs, which is one of the Company's higher margin product lines.

For the first three months of the year, gross profit in Europe as a percentage of net sales increased 2.1 percentage points compared to the same period last year. Gross profit was favorably impacted by volume increases, favorable product mix and favorable product costs.

For the first three months of the year, North America/HME gross profit as a percentage of net sales decreased by 2.6 percentage points compared to the same period last year. The decline in margins was primarily as a result of volume declines, unfavorable sales mix toward lower margin customers and lower margin products and incremental warranty expense of $1,308,000 related to the power wheelchair joystick recall.

For the first three months of the year, IPG gross profit as a percentage of net sales increased 2.4 percentage points compared to the same period last year. The increase in margin is primarily attributable to reduced research and development expenses.

For the first three months of the year, gross profit in Asia/Pacific as a percentage of net sales decreased by 19.5 percentage points compared to the same period last year. The decline was primarily attributable to incremental warranty expense related to the Company's power wheelchair joystick recall of $929,000 and unfavorable absorption of fixed costs at the Company's subsidiary which produces microprocessor controllers as a result of reduced volumes.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales for the three months ended March 31, 2014 was 31.7% compared to 31.1% for the same period a year ago. SG&A expenses decreased by $5,214,000 or 5.1% for the quarter compared to the same period a year ago with foreign currency translation having an immaterial impact on SG&A expenses. The dollar decrease, excluding foreign currency translation, was $5,316,000 for the quarter compared to the same period a year ago. The SG&A expense decrease for the quarter was primarily related to a reduction in regulatory and compliance costs and reduced associate costs. The SG&A expense for the three months ended March 31, 2014 was impacted by increased amortization expense of $1,070,000 as a result of the write-off of bank fees, previously capitalized, related to the amendment for the Company's credit facility finalized during the quarter which reduced the capacity on the facility to $100,000,000 from $250,000,000; and increased costs of $958,000 related to the retirement of an executive officer of the Company. Excluding the impacts of the increased amortization expense of $1,070,000 and the expense of $958,000 related to the retirement of an executive officer of the Company, SG&A expense decreased 7.1% compared to the first quarter of last year.

European SG&A expenses increased by 1.6% or $536,000 for the quarter compared to the same period a year ago with foreign currency translation increasing SG&A expenses by approximately $743,000 or 2.2 percentage points. Excluding the foreign currency translation impact, SG&A expenses decreased by $207,000 or 0.6% for the quarter primarily due to favorable foreign currency transactions as compared to last year.

SG&A expenses for North America/HME decreased 8.7% or $4,602,000 for the three months ended March 31, 2014 as compared to the same period a year ago with foreign currency translation decreasing SG&A expenses by $337,000 or 0.6 of a percentage point. Excluding the foreign currency translation, SG&A expenses decreased $4,265,000 or 8.1 percentage points. The expense decrease for the quarter was principally due to decreased regulatory and compliance costs and associate costs partially offset by an increase in amortization costs of $1,070,000 as a result of the write-off of bank fees and an expense of $958,000 related to the retirement of an executive officer of the Company.

SG&A expenses for IPG decreased by 8.0% or $884,000 for the quarter compared to the same period a year ago with foreign currency translation decreasing SG&A expenses by approximately $24,000 or 0.2 of a percentage point. The SG&A expense decrease for the quarter was primarily attributable to lower associate costs, partially offset by volume declines.

Asia/Pacific SG&A expenses decreased 4.6% or $264,000 for the quarter with foreign currency translation decreasing SG&A expenses by approximately $280,000 or 4.9 percentage points. Excluding the foreign currency translation impact, SG&A expenses increased by $16,000 or 0.3% for the quarter.

 Charge Related to Restructuring Activities. Restructuring continued during the quarter resulting in restructuring charges of $2,240,000 for the three months ended March 31, 2014, principally related to severance costs in the North America/HME segment, and to a lesser extent the Europe and IPG segments, as well as a building write-down in the IPG segment associated with the previously announced closure of the London, Canada facility. In the first quarter of 2013, the Company incurred restructuring charges of $2,522,000. The majority of the outstanding charge accruals at March 31, 2014 are expected to be paid out within the following P12M months.

Interest. Interest expense decreased to $806,000 for the first three months of 2014 compared to $1,117,000 for the same period a year ago, representing a 27.8% decrease. This decline is primarily attributable to reduced debt levels in 2014 as compared to 2013. Interest income decreased to $68,000 for the first three months of 2014, compared to $107,000 for the first three months 2013 due to a reduction in the volume of financing provided to customers.

Income Taxes. The Company had an effective tax rate provision of 14.1% on losses before tax from continuing operations for the three months ended March 31, 2014 compared to an expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three months ended March 31, 2014 was greater than the U.S. federal statutory rate, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The rate was benefitted by taxes outside the United States, excluding countries with tax valuation allowance, at an effective rate lower than the U.S. statutory rate.

The Company had an effective tax rate benefit of 56.7% on losses before tax from continuing operations for the three months ended March 31, 2013 compared to the expected U.S. statutory rate of 35%. The Company's effective tax rate for the three months ended March 31, 2013 was a greater benefit than the U.S. federal statutory rate, principally due to an intraperiod tax allocation resulting in recognizing a tax benefit for the continuing loss in the United States as part of the annual effective rate. The rate was also benefitted by taxes outside the United States, excluding countries with tax valuation allowances that were in losses in 2013, at an effective rate lower than the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) and working capital management.

The Company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, increased by $3,501,000 to $51,496,000 at March 31, 2014 from $47,995,000 as of December 31, 2013. The Company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $2,539,000 and $2,709,000 as of March 31, 2014 and December 31, 2013, respectively. The debt increase during the first three months was principally a result of negative cash flow. The Company's cash and cash equivalents were $21,260,000 at March 31, 2014, down from $29,785,000 as of December 31, 2013. At March 31, 2014, the Company had outstanding borrowings of $31,794,000 on its revolving credit facility versus $28,109,000 as of December 31, 2013.

The Company's borrowing capacity and cash on hand were utilized for normal operations during the period ended March 31, 2014. Debt repurchases, acquisitions, divestitures, the timing of vendor payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the Company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. For the three months ended March 31, 2014, the outstanding borrowings on the Company's revolving credit facility varied from a low of $28,100,000 to a high of $55,300,000. While the Company has cash balances in various jurisdictions around the world, there are no material restrictions under the credit facility regarding the use of such cash for dividends within the Company, loans or other purposes.

On January 31, 2014, the Company entered into an Amended and Restated Credit Agreement which contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also are financial covenants that currently require the Company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Amended and Restated Credit Agreement) and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement, among other things, provides for the following:

•	An increase in the maximum leverage ratio for the first three quarters of 2014, with quarterly ratios as described in the following table:

Fiscal Quarter Ending	Maximum Leverage Ratio
March 31, 2014	4.75	to	1.00
June 30, 2014	4.50	to	1.00
September 30, 2014	4.00	to	1.00
December 31, 2014 and thereafter	3.50	to	1.00
The quarterly minimum interest coverage ratio remains 3.50 to 1.00 in the Amended and Restated Credit Agreement.

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
As a result of the amendment, the Company incurred $351,000 in fees in the first quarter of 2014 which were capitalized and are being amortized through October, 2015. In addition, as a result of reducing the capacity of the facility from $250,000,000 to $100,000,000, the Company wrote-off $1,070,000 in fees previously capitalized in the first quarter of 2014, which is reflected in the expense of the North America / HME segment.

The Amended and Restated Credit Agreement provides for the issuance of swing line loans. Borrowings under the Amended and Restated Credit Agreement bear interest, at the Company's election, at (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a margin; or (ii) a Base Rate Option plus a margin. The applicable margin is currently 2.25% per annum for LIBOR loans and 1.25% for the Base Rate Option loans based on the Company's leverage ratio. In addition to interest, the Company is required to pay commitment fees on the unused portion of the Amended and Restated Credit Agreement. The commitment fee rate is currently 0.35% per annum. Like the interest rate spreads, the commitment fee is subject to adjustment based on the Company's leverage ratio. The obligations of the borrowers under the Amended and Restated Credit Agreement are secured by substantially all of the Company's U.S. assets and are guaranteed by substantially all of the Company's material domestic and foreign subsidiaries.

As of March 31, 2014, the Company's leverage ratio was 2.67 and the Company's interest coverage ratio was 7.52 compared to a leverage ratio of 2.30 and an interest coverage ratio of 7.51 as of December 31, 2013. As of March 31, 2014, the Company was in compliance with all covenant requirements and under the most restrictive covenant of the Company's borrowing arrangements, the Company had the capacity to borrow up to an additional $44,547,000. Compliance with the ratios is tested at the end of the quarter in accordance with the Amended and Restated Credit Agreement.

The Company's Amended and Restated Credit Agreement, as well as cash flows from operations, have been a principal source of financing for much of its liquidity needs. If the Company were unsuccessful in meeting its leverage or interest coverage ratios, or other, financial or operating covenants in its credit facility, it would result in a default, which could trigger acceleration of, or the right to accelerate, the related debt. Because of cross-default provisions in the agreements and instruments governing certain of the Company's indebtedness, a default under the credit facility could result in a default under, and the acceleration of, certain other Company indebtedness. In addition, the Company's lenders would be entitled to proceed against the collateral securing the indebtedness.

Based on the Company's current expectations, the Company believes that its cash balances and available borrowing capacity under its senior credit facility should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, the Company's ability to satisfy its liquidity needs will depend on many factors, including the operating performance of the business, the Company's ability to successfully complete in a timely manner the third-party expert certification audit and FDA inspection contemplated under the consent decree and receipt of the written notification from the FDA permitting the Company to resume full operations, as well as the Company's continued compliance with the covenants under its credit facility. Notwithstanding the Company's expectations, if the Company's operating results decline substantially more than it currently anticipates, or if the Company is unable to successfully complete the consent decree-related third-party expert certification audit and FDA inspection within the currently estimated time frame (including as a result of any need to complete significant additional remediation arising from the third-party expert certification audits or the FDA inspection), the Company may be unable to comply with the financial covenants, and its lenders could demand repayment of the amounts outstanding under the Company's credit facility.

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

The Company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. At March 31, 2014, the Company had $13,350,000 aggregate principal amount outstanding of its Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the Company believes that its exposure to interest rate fluctuations is manageable given that portions of the Company's debt are at fixed rates into 2014, the Company has the ability to utilize swaps to exchange variable rate debt for fixed rate debt, if needed, and the Company expects that it will be able to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. The Company is a party to an interest rate swap agreement to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, an interest rate swap agreement for a notional amount of $12,000,000 through April 2014 was entered into that fixed the LIBOR component of the interest rate on that portion of the revolving credit facility debt at a rate of 0.54% for an effective aggregate rate of 2.79%. As of March 31, 2014, the weighted average floating interest rate on revolving credit borrowings was 2.41% compared to 2.39% as of December 31, 2013.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of March 31, 2014. The Company estimates that capital investments for 2014 could approximate between $15,000,000 and $20,000,000, compared to actual capital expenditures of $14,158,000 in 2013. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future. The Amended and Restated Credit Agreement, entered into on January 31, 2014, limits the Company's annual capital expenditures to $25,000,000.

CASH FLOWS

Cash flows used by operating activities were $7,020,000 for the first three months of 2014, compared to cash flows used by operating activities of $35,303,000 in the first three months of 2013. The negative cash flow in 2014 was primarily driven by the net loss for the period and higher inventory levels partially offset by an increase in accounts payable. Operating cash flow for the first quarter of 2013 was negatively impacted by accelerated payments and fees paid related to the sale of ISG.

Cash flows used by investing activities were $3,966,000 for the first three months of 2014, compared to cash provided of $140,693,000 in the first three months of 2013. The significant change in investing cash flow was primarily attributable to the receipt of $144,681,000 in net proceeds resulting from the sale of ISG in the first quarter of last year.

Cash flows provided by financing activities were $2,019,000 in the first three months of 2014 compared to cash flow used of $119,142,000 in the first three months of 2013. Cash flows used in the first three months of 2013 reflect the net pay down in debt as the majority of the proceeds from the sale of ISG were used to pay down debt in the first three months of 2013.

During the first three months of 2014, the Company used free cash flow of $8,739,000 compared to $36,064,000 in the first three months of 2013. The negative free cash flow in 2014 was primarily driven by the net loss in the period and higher inventory levels partially offset by an increase in accounts payable while the first quarter of 2013 was negatively impacted by accelerated payments and fees related to the sale of ISG. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities, excluding net cash flow impact related to restructuring activities, less purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used by operating activities	$(7,020)	$(35,303)
Plus: Net cash impact related to restructuring activities	1,906	3,100
Less: Purchases of property and equipment—net	(3,625)	(3,861)
Free Cash Flow	$(8,739)	$(36,064)

DIVIDEND POLICY

On February 13, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of April 3, 2014, which was paid on April 11, 2014.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Accounting for Stock-Based Compensation

The Company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The Company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the Company continues to use a Black-Scholes valuation model. As of March 31, 2014, there was $17,457,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the Company's 2013 Plan and previous plans, which is related to non-vested options and shares, and includes $7,230,000 related to restricted stock awards, $7,217,000 related to non-qualified stock options and $3,010,000 related to performance awards.

The substantial majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods. Performance awards are expensed during the periods recipients provide service based on achievement of performance goals.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements: In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The Company adopted ASU No. 2013-04 in the first quarter of 2014 with no impact on the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss), Balance Sheets or Statement of Cash Flows.

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with limited exceptions. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. ASU 2013-11 was adopted by the Company on January 1, 2014 and did not have a significant impact on the Company's financial statements.

In April 2014, the FASB issued ASU 2014-08 changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held for sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. This standard must be prospectively applied to all reporting periods presented in financial reports issued after the effective date. Early adoption is permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2014. If applicable, this standard will change the presentation of the Company's financial statements but will not affect the calculation of net income, comprehensive income or earnings per share. The Company plans to adopt ASU 2014-08 effective January 1, 2015.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on March 31, 2014 debt levels, a 1% change in interest rates would impact annual interest expense by approximately $198,000. Additionally, the Company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company’s financial condition or results of operations.

The Company has entered into an interest rate swap agreement to effectively convert a portion of floating rate revolving credit facility debt to fixed rate debt to avoid the risk of changes in market interest rates. Specifically, an interest rate swap agreement, as of March 31, 2014, for a notional amount of $12,000,000 through April 2014 was entered into that fixes the LIBOR component of the interest rate on that portion of the revolving credit facility debt at a rate of 0.54% for an effective aggregate rate of 2.79%.

On January 31, 2014, the Company entered into an Amended and Restated Credit Agreement which provides for a $100,000,000 senior secured revolving credit facility maturing in October 2015 at variable rates. As of March 31, 2014, the Company had outstanding $13,350,000 in principal amount of 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $2,539,000 is included in equity. Accordingly, while the Company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the Company does not currently need to re-finance any of its debt. However, the Company’s Amended and Restated Credit Agreement contains covenants with respect to, among other items, consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage, as defined in the agreement. As of March 31, 2014, the Company was in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the Company would have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: compliance costs, limitations on the production and/or distribution of the Company's products, inability to bid on or win certain contracts, or other adverse effects of the FDA consent decree of injunction; any circumstances or developments that might further delay or adversely impact the results of the final, most comprehensive third-party expert certification audit or FDA inspection of the Company's quality systems at the Elyria, Ohio, facilities impacted by the FDA consent decree, including any possible requirement to perform additional remediation activities or further resultant delays in receipt of the written notification to resume operations(which could have a material adverse effect on the Company's business, financial condition, liquidity or results of operations); the failure or refusal of customers or healthcare professionals to sign verification of medical necessity (VMN) documentation or other certification forms required by the exceptions to the FDA consent decree; possible adverse effects of being leveraged, including interest rate or event of default risks, including those relating to the Company's financial covenants under its credit facility (particularly as might result from the impacts associated with the FDA consent decree); the Company's inability to satisfy its liquidity needs, or additional costs to do so; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the Medicare National Competitive Bidding program covering nine metropolitan statistical areas that started in 2011 and the additional 91 metropolitan statistical areas that started on July 1, 2013); impacts of the U.S. Affordable Care Act that was enacted in 2010 (such as, for example, the impact on the Company of the excise tax on certain medical devices, which began on January 1, 2013, and the Company's ability to successfully offset such impact); legal actions, regulatory or governmental proceedings or the Company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the Company's products or operations in the United States or abroad, product liability or warranty claims, or product recalls, including more extensive recall experience than expected (any one or more of which could have negative reputational, financial or business consequences to the Company); exchange rate or tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs or new product platforms that deliver the anticipated benefits of the Company's globalization strategy; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; decreased availability or increased costs of materials which could increase the Company's costs of producing or acquiring the Company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt arising from depressed market prices for Company shares; provisions of Ohio law or in the Company's debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in the Company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the Company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2014, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014, in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
In December 2012, the Company reached agreement with the FDA on the terms of the consent decree of injunction with respect to the Company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the Company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The Company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the Company must successfully complete a third-party expert certification audit at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, the FDA. After the final certification report is submitted to the FDA, along with the Company’s own report as to its compliance as well as responses to any observations in the certification report, the FDA will perform an inspection of the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the Quality System Regulation (QSR) and the consent decree. The FDA has the authority to inspect at any time. Once satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.
During 2013, the Company completed the first two of the expert certification audits, and the FDA found the results of both to be acceptable. In these reports, the third-party expert certified that the Company's equipment and process validation procedures and its design control systems are compliant with the FDA's QSR. As a result of the FDA's acceptance of the first certification report on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other Company facilities. The Company's receipt of the FDA's acceptance of the second certification report on July 15, 2013, resulted in the Company being able to resume design activities at the impacted facilities related to power wheelchairs and power beds.
The third, most comprehensive expert certification audit is a comprehensive review of the Company's compliance with the FDA's QSR at the impacted Elyria facilities. As of the time of filing this Quarterly Report on Form 10-Q, the Company is continuing its work with the third-party expert auditor, as the auditor proceeds with the final certification audit process. This audit is the most comprehensive and challenging of the three expert certification audits, and it encompasses all areas of the Company's Corporate and Taylor Street quality system, including the two areas where the third-party expert had previously indicated more work was required. The Company respects the comprehensive nature of the audit process and is working diligently with the third-party expert auditor with the ultimate goal of demonstrating the Company's compliance to the FDA.
The Company cannot predict the timing of the completion or the outcome of the third-party expert’s final certification report. However, after the expert's certification report is completed and submitted to the FDA, as well as the Company’s own report related to its compliance status together with its responses to any observations in the certification report, the FDA is expected to inspect the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the FDA's QSR and the consent decree. If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.
After resumption of full operations, the Company must undergo five years of audits by a third-party expert auditor to determine whether the facilities are in continuous compliance with FDA's QSR and the consent decree. The auditor will inspect the Corporate and Taylor Street facilities’ activities every six months during the first year following the resumption of full operations and then every 12 months for the next four years thereafter.

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
For additional information regarding the consent decree, please see the following sections of the Company's Annual Report on Form 10-K for the period ending December 31, 2013: Item 1. Business - Government Regulation and Item 1A. Risk Factors; and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources in this Quarterly Report on Form 10-Q.
As previously disclosed, in December 2010, the Company received a warning letter from the FDA related to quality system processes and procedures at the Company's Sanford, Florida facility. At the time of filing of this Quarterly Report on Form 10-Q, this matter remains pending. See Item 1A. Risk Factors in the company's Annual Report on Form 10-K for the period ending December 31, 2013.
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

The Company received a subpoena in 2006 from the U.S. Department of Justice (“DOJ”) seeking documents relating to three longstanding and well-known promotional and rebate programs previously maintained by the Company. The Company believes that the programs described in the subpoena are in compliance with all applicable laws, and the Company has cooperated fully with the government investigation. As of the filing of this Quarterly Report on Form 10-Q, the subpoena remains pending; although the last communication with the DOJ was in 2007.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the Company during the three months ended March 31, 2014.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
1/1/2014	-	1/31/2014	—	$—	—	2,453,978
2/1/2014	-	2/28/2014	—	—	—	2,453,978
3/1/2014	-	3/31/2014	—	—	—	2,453,978
Total			—	$—	—	2,453,978
________________________

(1)
No shares were repurchased between January 1, 2014 and March 31, 2014 or surrendered to the Company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees by the Company.

(2)
In 2001, the Board of Directors authorized the Company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the Company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the Company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The Company purchased no shares pursuant to this Board authorized program during the quarter ended March 31, 2014.

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

INVACARE CORPORATION

Date:	May 8, 2014	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)