Form 10-Q
period 2014-06-30
INVACARE CORP
filed 2014-08-07
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of August 4, 2014, the registrant had 31,058,292 Common Shares and 1,084,747 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.
INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$331,312	$344,760	$640,381	$676,197
Cost of products sold	237,379	251,203	461,200	489,056
Gross Profit	93,933	93,557	179,181	187,141
Selling, general and administrative expenses	101,545	104,088	199,566	207,323
Charges related to restructuring activities	2,090	2,592	4,330	5,114
Interest expense	1,158	815	1,964	1,932
Interest income	(323)	(74)	(391)	(181)
Loss from Continuing Operations Before Income Taxes	(10,537)	(13,864)	(26,288)	(27,047)
Income tax provision	3,075	10,625	5,300	3,150
Net loss from Continuing Operations	(13,612)	(24,489)	$(31,588)	$(30,197)
Net Earnings from Discontinued Operations (net of tax of $50 and $60)	—	1,448	—	3,015
Gain on Sale of Discontinued Operations (net of tax of ($10,580) and $9,500)	—	10,580	—	49,902
Total Net Earnings from Discontinued Operations	—	12,028	—	52,917
Net Earnings (Loss)	$(13,612)	$(12,461)	(31,588)	22,720
Dividends Declared per Common Share	$0.0125	$0.0125	$0.0250	$0.0250
Net Earnings (Loss) per Share—Basic
Net Loss from Continuing Operations	(0.43)	(0.77)	$(0.99)	$(0.95)
Net Earnings from Discontinued Operations	—	0.38	$—	$1.66
Net Earnings (Loss) per Share—Basic	$(0.43)	$(0.39)	$(0.99)	$0.71
Weighted Average Shares Outstanding—Basic	32,017	31,902	32,015	31,902
Net Earnings (Loss) per Share—Assuming Dilution
Net Loss from Continuing Operations	(0.43)	(0.77)	$(0.99)	$(0.95)
Net Earnings from Discontinued Operations	—	0.38	$—	$1.65
Net Earnings (Loss) per Share—Assuming Dilution	$(0.43)	$(0.39)	$(0.99)	$0.71
Weighted Average Shares Outstanding—Assuming Dilution	32,216	32,024	32,244	31,980

Net Earnings (Loss)	$(13,612)	$(12,461)	$(31,588)	$22,720
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,936)	(7,738)	1,712	(9,236)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains	15	236	723	536
Amounts arising during the year, primarily due to the addition of new participants	—	—	—	(166)
Deferred tax adjustment resulting from defined benefit plan activity	(7)	(80)	(187)	(128)
Valuation reserve associated with defined benefit plan activity	9	74	23	124
Current period unrealized gain (loss) on cash flow hedges	483	(694)	(101)	883
Deferred tax benefit (loss) related to unrealized gain (loss) on cash flow hedges	159	39	243	(42)
Other Comprehensive Income	(4,277)	(8,163)	2,413	(8,029)

Comprehensive Income (Loss)	$(17,889)	$(20,624)	$(29,175)	$14,691
See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2014	December 31, 2013
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$23,001	$29,785
Trade receivables, net	188,046	188,622
Installment receivables, net	1,508	1,562
Inventories, net	165,013	155,637
Deferred income taxes	2,246	2,761
Other current assets	38,601	41,172
Total Current Assets	418,415	419,539
Other Assets	39,489	45,936
Other Intangibles	58,627	62,584
Property and Equipment, net	99,586	106,149
Goodwill	463,703	462,226
Total Assets	$1,079,820	$1,096,434
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$123,064	$116,704
Accrued expenses	128,736	133,100
Current Taxes, payable and deferred	13,583	12,259
Short-term debt and current maturities of long-term obligations	2,456	14,102
Total Current Liabilities	267,839	276,165
Long-Term Debt	53,660	31,184
Other Long-Term Obligations	114,939	118,276
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 34,220 and 34,084 issued in 2014 and 2013, respectively)—no par	8,578	8,539
Class B Common Shares (Authorized 12,000 shares; 1,086 issued and outstanding in 2014 and 2013, respectively)—no par	272	272
Additional paid-in-capital	237,212	234,620
Retained earnings	363,636	396,016
Accumulated other comprehensive earnings	127,569	125,156
Treasury shares (3,164 and 3,158 shares in 2014 and 2013, respectively)	(93,885)	(93,794)
Total Shareholders’ Equity	643,382	670,809
Total Liabilities and Shareholders’ Equity	$1,079,820	$1,096,434

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities	(In thousands)
Net earnings (loss)	$(31,588)	$22,720
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of businesses (pre-tax)	—	(59,402)
Depreciation and amortization	18,221	18,929
Provision for losses on trade and installment receivables	1,143	1,603
Provision (benefit) for deferred income taxes	(33)	(163)
Provision for other deferred liabilities	297	126
Provision for stock-based compensation	2,470	2,574
Loss on disposals of property and equipment	82	135
Asset write-downs related to restructuring activities	1,163	—
Amortization of convertible debt discount	345	307
Changes in operating assets and liabilities:
Trade receivables	916	(8,429)
Installment sales contracts, net	(644)	(134)
Inventories	(8,705)	3,405
Other current assets	2,969	4,009
Accounts payable	5,989	(18,852)
Accrued expenses	(3,089)	3,004
Other long-term liabilities	(3,435)	204
Net Cash Used by Operating Activities	(13,899)	(29,964)
Investing Activities
Purchases of property and equipment	(6,898)	(7,666)
Proceeds from sale of property and equipment	3	9
Proceeds from sale of business	—	144,681
Change in other long-term assets	4,944	(422)
Other	24	(30)
Net Cash Provided (Used) by Investing Activities	(1,927)	136,572
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	135,734	196,399
Payments on revolving lines of credit and long-term borrowings	(127,402)	(318,963)
Proceeds from exercise of stock options	132	—
Payment of dividends	(792)	(791)
Net Cash Provided (Used) by Financing Activities	7,672	(123,355)
Effect of exchange rate changes on cash	1,370	(597)
Decrease in cash and cash equivalents	(6,784)	(17,344)
Cash and cash equivalents at beginning of year	29,785	38,791
Cash and cash equivalents at end of period	$23,001	$21,447

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2014, the results of its operations for the six months ended June 30, 2014 and changes in its cash flow for the six months ended June 30, 2014 and 2013, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the Company's financial statements. All significant intercompany transactions are eliminated.  The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires a company to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance requires five steps to be applied: 1) identify the contract(s) with customers, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocated the transaction price to the performance obligation in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014 understand the nature, timing and uncertainty of revenue and the related cash flow. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The new accounting guidance is effective for annual periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently reviewing the impact of the adoption of ASU 2014-09 on the Company's financial statements.

Discontinued Operations

On December 21, 2012, as part of the Company's globalization strategy, and to allow it to focus on its core equipment product lines, the Company entered into an agreement to sell Invacare Supply Group (ISG) and accordingly, the Company determined on that date that the "held for sale" criteria of ASC 360-10-45-9 were met. On January 18, 2013, the Company completed the sale of the ISG medical supplies business to AssuraMed, Inc. for a purchase price of $150,800,000 in cash. ISG had been operated on a stand-alone basis and reported as a reportable segment of the Company. The Company recorded a gain of $59,402,000 pre-tax in the first quarter of 2013 which represented the excess of the net sales price over the book value of the assets and liabilities of ISG, excluding cash. The sale of this business was dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the first quarter of 2013. The Company recorded expenses related to the sale of $5,350,000, of which $5,227,000 were paid as of June 30, 2014. The net sales and earnings before income taxes of the ISG discontinued operation were $18,498,000 and $402,000, retrospectively, for the six months ended June 30, 2013.

On August 6, 2013, the Company sold Champion Manufacturing, Inc. (Champion), its domestic medical recliner business for dialysis clinics, to Champion Equity Holdings, LLC for $45,000,000 in cash, which is subject to final post-closing adjustments. Champion had been operated on a stand-alone basis and reported as part of the IPG segment of the Company. The Company recorded a gain of $22,761,000 pre-tax in the third quarter of 2013, which represented the excess of the net sales price over the book value of the assets and liabilities of Champion. The sale of this business was dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the third quarter of 2013. The Company recorded expenses related to the sale of $2,130,000, of which $1,542,000 were paid as of June 30, 2014. The gain recorded by the Company reflects the Company's estimated final purchase adjustments.

The net sales and earnings before income taxes of the Champion discontinued operation were $13,214,000 and $2,672,000 for the six months ended June 30, 2013, respectively. Results for Champion include an interest expense allocation from continuing operations to discontinued operations of $371,000 for the six months ended June 30, 2013 as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the Company's average interest rates for the periods presented.

The Company recorded an incremental intra-period tax allocation expense to discontinued operations for the six months ended June 30, 2013 representing the cumulative intra-period allocation expense to discontinued operations based on the Company's June 30, 2013 estimate of the projected domestic taxable loss related to continuing operations for 2013.

The Company has classified ISG and Champion as discontinued operations for all periods presented.

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand and Europe. A significant portion of products sold to providers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($16,022,000 at June 30, 2014 and $17,715,000 at December 31, 2013) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the financing arrangement with De Lage Landen, Inc. ("DLL"), a third party financing company which the Company has worked with since 2000, management monitors the collection status of these contracts in accordance with the Company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The Company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

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

Installment receivables consist of the following (in thousands):

	June 30, 2014			December 31, 2013
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$3,184	$6,104	$9,288	$3,242	$5,677	$8,919
Less: Unearned interest	(58)	—	(58)	(61)	—	(61)
	3,126	6,104	9,230	3,181	5,677	8,858
Allowance for doubtful accounts	(1,618)	(4,861)	(6,479)	(1,619)	(4,420)	(6,039)
	$1,508	$1,243	$2,751	$1,562	$1,257	$2,819

Installment receivables purchased from DLL during the six months ended June 30, 2014 increased the gross installment receivables balance by $1,688,000. No sales of installment receivables were made by the Company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Balance as of beginning of period	$6,039	$3,823
Current period provision	705	3,457
Direct write-offs charged against the allowance	(265)	(1,241)
Balance as of end of period	$6,479	$6,039

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

Installment receivables by class as of June 30, 2014 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$7,918	$7,918	$6,380	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,271	1,213	—	41
Impaired Installment receivables with a related allowance recorded	99	99	99	—
Total Canadian Installment Receivables	$1,370	$1,312	$99	$41
Total
Non-Impaired Installment receivables with no related allowance recorded	1,271	1,213	—	41
Impaired Installment receivables with a related allowance recorded	8,017	8,017	6,479	—
Total Installment Receivables	$9,288	$9,230	$6,479	$41

Installment receivables by class as of December 31, 2013 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$7,464	$7,464	$5,951	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,367	1,306	—	101
Impaired Installment receivables with a related allowance recorded	88	88	88	—
Total Canadian Installment Receivables	$1,455	$1,394	$88	$101
Total
Non-Impaired Installment receivables with no related allowance recorded	1,367	1,306	—	101
Impaired Installment receivables with a related allowance recorded	7,552	7,552	6,039	—
Total Installment Receivables	$8,919	$8,858	$6,039	$101

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of June 30, 2014, the Company had no U.S. installment receivables past due of 90 days or more for which the Company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the Company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement.

In Canada, the Company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of June 30, 2014 and December 31, 2013 for which the Company is still accruing interest.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

The aging of the Company’s installment receivables was as follows (in thousands):

	June 30, 2014			December 31, 2013
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$1,235	$—	$1,235	$1,338	$—	$1,338
0-30 Days Past Due	4	—	4	7	—	7
31-60 Days Past Due	5	—	5	—	—	—
61-90 Days Past Due	—	—	—	—	—	—
90+ Days Past Due	8,044	7,918	126	7,574	7,464	110
	$9,288	$7,918	$1,370	$8,919	$7,464	$1,455

Inventories

Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Finished goods	$89,439	$77,909
Raw materials	62,635	63,123
Work in process	12,939	14,605
	$165,013	$155,637

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Value added tax receivables	$19,044	$19,699
Recoverable income taxes	2,375	2,465
Derivatives (foreign currency forward contracts)	780	789
Prepaid insurance	1,258	4,556
Prepaids and other current assets	15,144	13,663
	$38,601	$41,172

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Cash surrender value of life insurance policies	$31,861	$36,522
Deferred Financing Fees	451	1,096
Investments	799	998
Long-term installment receivables	1,243	1,257
Long-term deferred taxes	3,894	4,741
Other	1,241	1,322
	$39,489	$45,936

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Machinery and equipment	$360,402	$358,061
Land, buildings and improvements	91,570	91,389
Furniture and fixtures	13,013	12,774
Leasehold improvements	15,616	14,931
	480,601	477,155
Less allowance for depreciation	(381,015)	(371,006)
	$99,586	$106,149

Goodwill
The goodwill change reflected on the balance sheet from December 31, 2013 to June 30, 2014 was due to foreign currency translation.

Other Intangibles

All of the Company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $31,783,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2013 to June 30, 2014 were the result of foreign currency translation and amortization. The Company's intangibles consist of the following (in thousands):

	June 30, 2014		December 31, 2013
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer Lists	$92,050	$68,206	$92,637	$65,158
Trademarks	31,783	—	31,649	—
License Agreements	1,419	1,419	1,393	1,393
Developed Technology	9,944	7,510	9,916	7,191
Patents	6,286	5,781	6,107	5,568
Other	7,541	7,480	7,702	7,510
	$149,023	$90,396	$149,404	$86,820

Amortization expense related to other intangibles was $4,353,000 in the first six months of 2014 and is estimated to be $8,519,000 in 2014, $7,091,000 in 2015, $5,682,000 in 2016, $2,289,000 in 2017, $2,276,000 in 2018 and $2,266,000 in 2019. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 11 years with the majority of the intangibles being amortized over an average remaining life of approximately 6 years.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

Current Liabilities

Accrued expenses consist of accruals for the following (in thousands):

	June 30, 2014	December 31, 2013
Salaries and wages	$34,778	$40,252
Taxes other than income taxes, primarily Value Added Taxes	24,863	24,525
Warranty cost	26,084	27,393
Freight	7,356	7,636
Professional	8,166	6,516
Product liability, current portion	3,410	3,183
Rebates	2,133	1,681
Insurance	2,502	2,549
Interest	1,431	1,041
Derivative liabilities	1,592	1,212
Severance	3,491	3,986
Other items, principally trade accruals	12,930	13,126
	$128,736	$133,100

Accrued rebates relate to several volume incentive programs the Company offers its customers. The Company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives.

Generally, the Company's products are covered by warranties against defects in material and workmanship for various periods depending on the product from the date of sales to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The Company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the Company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the Company does consider other events, such as a product recall, which could warrant additional warranty reserve provision. The increase in the liability for pre-existing warranties in 2014 is primarily the result of product recalls. The warranty accrual as of June 30, 2014 includes additional warranty expense related to the power wheelchair joystick recall of $2,237,000 ($2,100,000 after-tax) provided for during the first quarter of 2014, which impacted the North America/HME segment by $1,171,000 after-tax and the Asia/Pacific segment by $929,000 after-tax. The increase in the Company's estimate of total cost related to this matter is attributable to higher than previously anticipated response rates from larger customers in United States and Canada. As previously indicated, the reserve is subject to adjustments as new developments change the Company's estimate of the total cost of this matter.
The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2014	$27,393
Warranties provided during the period	6,964
Settlements made during the period	(11,171)
Changes in liability for pre-existing warranties during the period, including expirations	2,898
Balance as of June 30, 2014	$26,084

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

Long-Term Debt

Debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Senior secured revolving credit facility, due in October 2015	$38,571	$28,109
Convertible senior subordinated debentures at 4.125%, due in February 2027	10,986	10,641
Other notes and lease obligations	6,559	6,536
	56,116	45,286
Less current maturities of long-term debt	(2,456)	(14,102)
	$53,660	$31,184

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
As a result of the amendment, the Company incurred $351,000 in fees in the first quarter of 2014 which were capitalized and are being amortized through October, 2015. In addition, as a result of reducing the capacity of the facility from $250,000,000 to $100,000,000, the Company wrote-off $1,070,000 in previously capitalized fees in the first quarter of 2014, which is reflected in the expense of the North America / HME segment.

In 2007, the Company issued $135,000,000 principal amount of Convertible Senior Subordinated Debentures due 2027. The debentures are unsecured senior subordinated obligations of the Company guaranteed by substantially all of the Company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

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

The liability components of the Company’s convertible debt consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Principal amount of liability component	$13,350	$13,350
Unamortized discount	(2,364)	(2,709)
Net carrying amount of liability component	$10,986	$10,641

As of June 30, 2014, the weighted average floating interest rate on revolving credit borrowings was 2.28% compared to 2.39% as of December 31, 2013.

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Supplemental Executive Retirement Plan liability	$26,984	$27,049
Product liability	17,292	17,185
Deferred income taxes	35,393	36,328
Deferred compensation	9,664	11,679
Uncertain tax obligation including interest	15,897	15,524
Other	9,709	10,511
Total long-term obligations	$114,939	$118,276

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

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
As of June 30, 2014, there was $15,415,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the Company's 2013 Plan and previous plans, which is related to non-vested options and shares, and includes $6,490,000 related to restricted stock awards, $6,148,000 related to non-qualified stock options and $2,777,000 related to performance share awards. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized during 2014 or 2013 as a result of a valuation allowance against deferred tax assets.
The amount of amount of stock-based compensation expense recognized under the provisions of Compensation-Stock Compensation, ASC 718 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense recognized as part of selling, general and administrative expense	$1,771	$1,414	$2,470	$2,574
Stock Options

During the six months ended June 30, 2014, the Compensation Committee granted 8,977 non-qualified stock options. Generally, non-qualified stock option awards typically have a term of ten years and are granted at the fair market value of the Company’s Common Shares on the date of grant. Compensation expense of $1,356,000 was recognized during the six months ended June 30, 2014 related to stock options previously awarded. The Company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years.

The following table summarizes information about stock option activity for the six months ended June 30, 2014:

	June 30, 2014	Weighted Average Exercise Price
Options outstanding at January 1, 2014	4,533,782	$23.86
Granted	8,977	16.71
Exercised	(8,810)	14.93
Canceled	(179,241)	19.98
Options outstanding at June 30, 2014	4,354,708	$24.02
Options exercise price range at June 30, 2014	$ 12.42 to
	$47.80
Options exercisable at June 30, 2014	3,095,001
Shares available for grant at June 30, 2014*	3,622,692
 ________________________

*
Shares available for grant as of June 30, 2014 reduced by net restricted stock and restricted stock unit award and performance share and performance share unit award activity of 387,068 shares and 440,600 shares, respectively during the quarter.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

The following table summarizes information about stock options outstanding at June 30, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 6/30/14	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 6/30/14	Weighted Average Exercise Price
$ 12.42 – $15.00	1,222,011	8.4	$13.95	307,617	$13.97
$ 15.01 – $25.00	1,548,349	4.9	22.47	1,314,501	22.20
$ 25.01 – $35.00	898,383	5.0	25.72	786,918	25.77
$ 35.01 – $47.80	685,965	0.7	43.23	685,965	43.23
Total	4,354,708	5.2	$24.02	3,095,001	$26.95

When stock options have been awarded, they generally become exercisable over a four -year vesting period whereby options vest in equal installments each year. Options granted with graded vesting are accounted for as single options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate and expected life. The assumed expected life is based on the Company's historical analysis of option history. The expected stock price volatility is also based on actual historical volatility, and expected dividend yield is based on historical dividends as the Company has no current intention of changing its dividend policy.

The 2013 Plan provides that shares granted come from the Company's authorized but unissued common shares or treasury shares. In addition, the Company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the Company acquiring treasury shares.

Restricted Stock and Restricted Stock Units

During the six months ended June 30, 2014, an aggregate of 193,534 restricted shares and restricted share units (for non-U.S. recipients) were granted without cost to the recipients, 25,016 restricted shares were forfeited, and 27,925 restricted shares vested. The awards granted during the first quarter are subject to three year cliff vesting and thus vest in their entirety on May 15, 2017. The awards of restricted shares/units are classified as equity awards as they are issued as common shares, or will be settled in common shares upon vesting. The fair value of the awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The fair value of the awards granted during the six months ended June 30, 2014 was $20.01 per share. Compensation expense is recognized ratably over the service period and $867,000 was recognized during the six months ended June 30, 2014 related to restricted shares/units and there were shares/units outstanding totaling 558,271 shares that were not vested. The Company expects the compensation expense to be recognized over a weighted-average period of approximately 1.5 years.

Performance Shares and Performance Share Units

During the six months ended June 30, 2014, an aggregate of 152,800 performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a 3 year performance period with payouts based on achievement of certain performance goals. There was no vesting of performance awards during the period and 7,400 awards were cancelled. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for January 1, 2016 through December 31, 2016 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The fair value of the awards granted during the six months ended June 30, 2014 was $20.05 per share. The Company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the Company's assessment of the probability of achievement of the goals, the Company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Compensation expense of $247,000 was recognized during the six months

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014 ended June 30, 2014 related to performance awards. The Company expects the compensation expense to be recognized over 3.0 years.

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") for the three and six months ended June 30, 2014 and June 30, 2013, respectively, were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
March 31, 2014	$149,948	$(12,021)	$(4,872)	$(1,209)	$131,846

OCI before reclassifications	(12,596)	7,660	(48)	302	(4,682)
Amount reclassified from accumulated OCI	—	—	65	340	405
Net current-period OCI	(12,596)	7,660	17	642	(4,277)

June 30, 2014	$137,352	$(4,361)	$(4,855)	$(567)	$127,569

December 31, 2013	$143,845	$(12,566)	$(5,414)	$(709)	$125,156

OCI before reclassifications	(6,493)	8,205	436	(324)	1,824
Amount reclassified from accumulated OCI	—	—	123	466	589
Net current-period OCI	(6,493)	8,205	559	142	2,413

June 30, 2014	$137,352	$(4,361)	$(4,855)	$(567)	$127,569

March 31, 2013	$117,659	$1,153	$(6,649)	$714	$112,877

OCI before reclassifications	158	(7,896)	362	(396)	(7,772)
Amount reclassified from accumulated OCI	—	—	(132)	(259)	(391)
Net current-period OCI	158	(7,896)	230	(655)	(8,163)

June 30, 2013	$117,817	$(6,743)	$(6,419)	$59	$104,714

December 31, 2012	$117,465	$2,845	$(6,785)	$(782)	$112,743

OCI before reclassifications	352	(9,588)	485	847	(7,904)
Amount reclassified from accumulated OCI	—	—	(119)	(6)	(125)
Net current-period OCI	352	(9,588)	366	841	(8,029)

June 30, 2013	$117,817	$(6,743)	$(6,419)	$59	$104,714

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

Reclassifications out of accumulated OCI for the six months ended June 30, 2014 and June 30, 2013 were as follows (in thousands):

	Amount reclassified from OCI				Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Defined Benefit Plans
Service and interest costs	65	(138)	$123	$(123)	Selling, General and Administrative
Tax	—	6	—	4	Income Taxes
Total after tax	$65	$(132)	$123	$(119)

Derivatives
Foreign currency forward contracts hedging sales	$138	$(306)	$148	$(442)	Net Sales
Foreign currency forward contracts hedging purchases	251	(31)	384	325	Cost of Products Sold
Interest rate swaps	12	59	12	126	Interest Expense
Total before tax	401	(278)	544	9
Tax	(61)	19	(78)	(15)	Income Taxes
Total after tax	$340	$(259)	$466	$(6)

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

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

Restructuring continued during 2014 resulting in restructuring charges of $4,330,000 in the first six months of 2014 related to severance costs ($2,818,000) and other costs ($1,512,000), which principally included building write-downs in the Europe and IPG segments. The severance costs were incurred principally in the NA/HME segment, and to a lesser extent the Europe and IPG segments. The building write-down in the IPG segment was associated with the previously announced closure of the London, Canada facility. The building write-down in the European segment was associated with a facility in Sweden, which the Company exited in 2011. Payments for the six months ended June 30, 2014 were $4,975,000 and were funded with the Company's credit facility. The majority of the outstanding charge accruals at June 30, 2014 are expected to be paid out within the next twelve months.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2010 Balance
Total	$—	$—	$—	$—	$—
Charges
NA/HME	4,755	—	—	4	4,759
IPG	123	—	—	—	123
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,352	277	1,788	117	10,534
Payments
NA/HME	(1,663)	—	—	(4)	(1,667)
IPG	(52)	—	—	—	(52)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,447)	(277)	(1,714)	(117)	(5,555)
December 31, 2011 Balance
NA/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	4,905	—	74	—	4,979
Charges
NA/HME	4,242	—	5	—	4,247
IPG	35	—	—	—	35
Europe	817	—	53	1,223	2,093
Asia/Pacific	1,681	491	1,667	1,181	5,020
Total	6,775	491	1,725	2,404	11,395
Payments
NA/HME	(3,587)	—	(5)	—	(3,592)
IPG	(106)	—	—	—	(106)
Europe	(1,964)	—	(127)	(1,223)	(3,314)
Asia/Pacific	(812)	(340)	(42)	(1,175)	(2,369)
Total	(6,469)	(340)	(174)	(2,398)	(9,381)
December 31, 2012 Balance
NA/HME	3,747	—	—	—	3,747
IPG	—	—	—	—	—
Europe	595	—	—	—	595
Asia/Pacific	869	151	1,625	6	2,651
Total	5,211	151	1,625	6	6,993

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Charges
NA/HME	5,405	—	164	353	5,922
IPG	267	—	—	—	267
Europe	1,640	—	—	—	1,640
Asia/Pacific	970	—	534	3	1,507
Total	8,282	—	698	356	9,336
Payments
NA/HME	(6,347)	—	(164)	(353)	(6,864)
IPG	(175)	—	—	—	(175)
Europe	(1,146)	—	—	—	(1,146)
Asia/Pacific	(1,839)	(151)	(1,660)	(9)	(3,659)
Total	(9,507)	(151)	(1,824)	(362)	(11,844)
December 31, 2013 Balance
NA/HME	2,805	—	—	—	2,805
IPG	92	—	—	—	92
Europe	1,089	—	—	—	1,089
Asia/Pacific	—	—	499	—	499
	3,986	—	499	—	4,485
Charges
NA/HME	803	—	—	—	803
IPG	340	—	—	719	1,059
Europe	378	—	—	—	378
Asia/Pacific	—	—	—	—	—
Total	1,521	—	—	719	2,240
Payments
NA/HME	(1,120)	—	—	—	(1,120)
IPG	(35)	—	—	(719)	(754)
Europe	(597)	—	—	—	(597)
Asia/Pacific	—	—	(154)	—	(154)
Total	(1,752)	—	(154)	(719)	(2,625)
March 31, 2014 Balance
NA/HME	2,488	—	—	—	2,488
IPG	397	—	—	—	397
Europe	870	—	—	—	870
Asia/Pacific	—	—	345	—	345
	$3,755	$—	$345	$—	$4,100
Charges
NA/HME	$845	$—	$—	$—	$845
IPG	394	—	—	264	658
Europe	58	—	—	525	583
Asia/Pacific	—	—	4	—	4
Total	1,297	—	4	789	2,090

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Payments
NA/HME	(1,303)	—	—	—	(1,303)
IPG	(32)	—	—	(264)	(296)
Europe	(226)	—	—	(525)	(751)
Asia/Pacific	—	—	—	—	—
Total	(1,561)	—	—	(789)	(2,350)
June 30, 2014 Balance
NA/HME	2,030	—	—	—	2,030
IPG	759	—	—	—	759
Europe	702	—	—	—	702
Asia/Pacific	—	—	349	—	349
	$3,491	$—	$349	$—	$3,840

Income Taxes

The Company had an effective tax rate provision of 29.2% and 20.2% on losses before tax from continuing operations for the three and six months ended June 30, 2014, respectively, compared to an expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three and six months ended June 30, 2014 was higher than the beneficial U.S. federal statutory rate, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The rate benefitted by taxes recognized outside the United States, excluding countries with tax valuation allowances, at an effective rate lower than the U.S. statutory rate.

The Company had an effective tax rate provision of 76.6% and 11.6% on losses before tax from continuing operations for the three and six months ended June 30, 2013, respectively, compared to the expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three and six months ended June 30, 2013 was higher than the beneficial U.S. federal statutory rate, principally due to losses overseas without tax benefit due to valuation allowances and an adjustment to the domestic intraperiod tax allocation due to the impact of a discrete tax expense of $9,702,000 ($0.30 per share) related to dividends for earnings previously deemed permanently reinvested overseas received in the U.S. during the second quarter. The rate benefitted by taxes recognized outside the United States, excluding countries with tax valuation allowances that were in losses in 2013, at an effective rate lower than the U.S. statutory rate.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Basic
Average common shares outstanding	32,017	31,902	32,015	31,902

Net loss from continuing operations	$(13,612)	$(24,489)	$(31,588)	$(30,197)
Net earnings from discontinued operations	$—	$12,028	$—	$52,917
Net earnings (loss)	$(13,612)	$(12,461)	$(31,588)	$22,720

Net loss per common share from continuing operations	$(0.43)	$(0.77)	$(0.99)	$(0.95)
Net earnings per common share from discontinued operations	$—	$0.38	$—	$1.66
Net earnings (loss) per common share	$(0.43)	$(0.39)	$(0.99)	$0.71

Diluted
Average common shares outstanding	32,017	31,902	32,015	31,902
Shares related to convertible debt	—	—	—	—
Stock options and awards	199	122	229	78
Average common shares assuming dilution	32,216	32,024	32,244	31,980

Net loss from continuing operations	$(13,612)	$(24,489)	$(31,588)	$(30,197)
Net earnings from discontinued operations	$—	$12,028	$—	$52,917
Net earnings (loss)	$(13,612)	$(12,461)	$(31,588)	$22,720

Net loss per common share from continuing operations *	$(0.43)	$(0.77)	$(0.99)	$(0.95)
Net earnings per common share from discontinued operations	$—	$0.38	$—	$1.65
Net earnings (loss) per common share *	$(0.43)	$(0.39)	$(0.99)	$0.71

* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At June 30, 2014, 3,578,173 and 3,172,393 shares associated with stock options were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2014 as they were anti-dilutive. At June 30, 2014, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $16.98 and $18.74, respectively, for the three and six months ended June 30, 2014. At June 30, 2013, 4,929,913 and 4,861,512 shares associated with stock options were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2013 as they were anti-dilutive. At June 30, 2013, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $13.85 and $14.60, respectively, for the three and six months ended June 30, 2013. For the six months ended June 30, 2014 and June 30, 2013, there were no shares necessary to settle a conversion spread on the convertible notes to be included in the common shares assuming dilution as the average market price of the Company stock for these periods did not exceed the conversion price.

Concentration of Credit Risk

The Company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers’ financial condition. The Company utilizes De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to the Company’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The Company retains a recourse obligation of $4,897,000 at June 30, 2014 to DLL for events of default under the contracts, which total $36,824,000 at June 30, 2014. The Company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014 excludes any receivables repurchased by the Company from DLL. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

During a portion of 2014 and all of 2013, the Company was a party to interest rate swap agreements that qualified as cash flow hedges and effectively converted floating-rate debt to fixed-rate debt, so the Company could avoid the risk of changes in market interest rates. The gains or losses on interest rate swaps are reflected in interest expense on the consolidated statement of comprehensive income (loss).

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

The Company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the Company generally limits its hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $41,504,000 and $75,127,000 matured for the three and six months ended June 30, 2014 compared to forward contracts with a total notional amount in USD of $47,179,000 and $80,673,000 that matured for the three and six months ended June 30, 2013.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	June 30, 2014		December 31, 2013
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$1,164	$(63)	$—	$—
USD / CNY	6,437	(129)	11,730	(66)
USD / CHF	207	(1)	486	4
USD / EUR	31,321	(5)	51,106	(168)
USD / GBP	1,499	(59)	2,686	(45)
USD / NZD	1,266	(25)	—	—
USD / SEK	979	37	2,485	58
USD / MXP	5,730	191	5,960	102
EUR / AUD	351	(20)	—	—
EUR / CAD	798	15	1,710	(1)
EUR / CHF	1,559	13	2,654	1
EUR / DKK	647	(1)	1,382	(5)
EUR / GBP	15,844	(643)	29,614	(501)
EUR / SEK	1,807	88	3,432	75
EUR / NOK	1,801	(13)	3,135	66
EUR / NZD	3,854	232	6,959	(111)
AUD / CAD	936	1	—	—
AUD / NZD	586	(7)	—	—
GBP / CHF	448	(21)	837	(26)
GBP / SEK	1,111	(103)	2,078	(101)
DKK / SEK	2,525	(89)	5,337	(94)
NOK / SEK	1,683	(66)	3,418	31
	$82,553	$(668)	$135,009	$(781)

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment entered into in 2014 and 2013, respectively, and outstanding were as follows (in thousands USD):

	June 30, 2014		December 31, 2013
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$1,700	$(16)	$225	$(1)
CAD / USD	5,589	28	—	$—
CNY / USD	2,599	(43)	—	—
EUR / USD	19,157	14	14,867	250
CHF / USD	—	—	1,645	35
DKK / USD	5,533	(37)	—	—
NZD / USD	7,200	(10)	3,824	(1)
EUR / AUD	—	—	2,039	80
EUR / CAD	38	1	—	—
EUR / DKK	68	—	5,470	(3)
AUD / CAD	—	—	5,989	10
AUD / EUR	2,142	(81)	—	—
EUR / NOK	8	—	—	—
	$44,034	$(144)	$34,059	$370

The fair values of the Company’s derivative instruments were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$685	$1,353	$414	$1,195
Interest rate swap contracts	—	—	—	12
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	95	239	375	5
Total derivatives	$780	$1,592	$789	$1,212

The fair values of the Company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30, 2014
Foreign currency forward exchange contracts	$310	$(328)	$(22)
Interest rate swap contracts	(8)	(12)	—
	$302	$(340)	$(22)
Six months ended June 30, 2014
Foreign currency forward exchange contracts	$(324)	$(454)	$(22)
Interest rate swap contracts	—	(12)	—
	$(324)	$(466)	$(22)
Three months ended June, 2013
Foreign currency forward exchange contracts	$(533)	$318	$(22)
Interest rate swap contracts	137	(59)	—
	$(396)	$259	$(22)
Six months ended June 30, 2013
Foreign currency forward exchange contracts	$447	$132	$35
Interest rate swap contracts	400	(126)	—
	$847	$6	$35

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended June 30, 2014
Foreign currency forward exchange contracts			$201
Six months ended June 30, 2014
Foreign currency forward exchange contracts			$(144)
Three months ended June 30, 2013
Foreign currency forward exchange contracts			$1,427
Six months ended June 30, 2013
Foreign currency forward exchange contracts			$256

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and six months ended June 30, 2014, net sales were decreased by $138,000 and $148,000 while cost of product sold was increased by $251,000 and $384,000 for net pre-tax realized losses of $389,000 and $532,000, respectively. For the three and six months ended June 30, 2013, net sales were increased by $306,000 and $442,000 while cost of product sold was decreased by $31,000 and increased by $325,000 for net realized pre-tax gains of $337,000 and $117,000, respectively.

The Company recognized pre-tax expense of $12,000 for both the three and six months ended June 30, 2014 compared to pre-tax expense of $59,000 and $126,000 for the three and six months ended June 30, 2013, respectively, related to interest rate swap agreements, which is reflected in interest expense on the consolidated statement of comprehensive income (loss).

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

A gain of $201,000 and a loss of $144,000 were recognized in selling, general and administrative (SG&A) expenses for the three and six months ended June 30, 2014, respectively, compared to gains of $1,427,000 and $256,000 for the three and six months ended June 30, 2013, respectively, on ineffective forward contracts and forward contracts not designated as hedging instruments that were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. Any gains/losses on the non-designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade payables.

The Company has entered into foreign currency forward exchange contracts and, at times, interest rate swap contracts (the “agreements”) with various bank counterparties, each of which are subject to provisions which are similar to a master netting agreement. The agreements provide for a net settlement payment in a single currency upon a default by the Company. Furthermore, the agreements provide the counterparty with a right of set off in the event of a default that would enable the counterparty to offset any net payment due by the counterparty to the Company under the applicable agreement by any amount due by the Company to the counterparty under any other agreement. For example, the terms of the agreement would permit a counterparty to a derivative contract that is also a lender under the Company's Amended and Restated Credit Agreement to reduce any derivative settlement amounts owed to the Company under the derivative contract by any amounts owed to the counterparty by the Company under the Amended and Restated Credit Agreement. In addition, the agreements contain cross-default provisions that could trigger a default by the Company under the agreement in the event of a default by the Company under another agreement with the same counterparty. The Company does not present any derivatives on a net basis in its financial statements and all derivative balances presented are subject to provisions that are similar to master netting agreements.

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

The following table provides a summary of the Company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
June 30, 2014
Forward Exchange Contracts—net	$(812)	—	$(812)	—
December 31, 2013
Forward Exchange Contracts—net	$(411)	—	$(411)	—
Interest Rate Swap Agreements—net	(12)	—	(12)	—

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

The carrying values and fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$23,001	$23,001	$29,785	$29,785
Other investments	799	799	998	998
Installment receivables, net of reserves	2,751	2,751	2,819	2,819
Long-term debt (including current maturities of long-term debt)	(56,116)	(55,356)	(45,286)	(46,124)
Forward contracts in Other Current Assets	780	780	789	789
Forward contracts in Accrued Expenses	(1,592)	(1,592)	(1,200)	(1,200)
Interest rate swap agreements in Accrued Expenses	—	—	(12)	(12)

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

The information by segment is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues from external customers
North America/HME	$138,678	$159,327	$267,788	$311,209
Institutional Products Group	25,785	29,828	50,921	59,052
Europe	153,990	141,751	296,758	279,385
Asia/Pacific	12,859	13,854	24,914	26,551
Consolidated	$331,312	$344,760	$640,381	$676,197
Intersegment revenues
North America/HME	$20,872	$20,398	$39,545	$39,234
Institutional Products Group	2,853	1,882	4,426	2,989
Europe	2,131	2,313	3,813	4,266
Asia/Pacific	6,158	6,124	12,350	13,006
Consolidated	$32,014	$30,717	$60,134	$59,495
Restructuring charges before income taxes
North America/HME	$845	$1,948	$1,648	$3,627
Institutional Products Group	658	13	1,717	201
Europe	583	65	961	180
Asia/Pacific	4	566	4	1,106
Consolidated	$2,090	$2,592	$4,330	$5,114
Earnings (loss) before income taxes
North America/HME	$(13,292)	$(12,222)	$(30,091)	$(23,401)
Institutional Products Group	(110)	471	(361)	945
Europe	11,763	8,365	21,009	14,208
Asia/Pacific	(2,298)	(5,377)	(5,099)	(7,638)
All Other (1)	(6,600)	(5,101)	(11,746)	(11,161)
Consolidated	$(10,537)	$(13,864)	$(26,288)	$(27,047)
   ________________________

(1)	Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments.

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
As a medical device manufacturer, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Most

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014 of the Company's facilities are subject to periodic inspection by the FDA or similar agencies in other jurisdictions. Violations of law or regulations can result in administrative, civil and criminal penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on the Company's business.
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
The third, most comprehensive expert certification audit is a comprehensive review of the Company's compliance with the FDA's QSR at the impacted Elyria facilities. At the time of filing this Quarterly Report on Form 10-Q, the Company is continuing its work with the third-party expert auditor on the final certification audit process. This audit is the most comprehensive and

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014 challenging of the three expert certification audits, and it encompasses all areas of the Company's Corporate and Taylor Street quality system. The Company needs to better demonstrate that its quality system is sustainably compliant and that each subsystem is properly integrated. In order to address these needs, the Company as engaged additional consultants to help improve the functionality and capabilities of certain of its quality subsystems. The Company respects the comprehensive nature of the audit process and is working diligently to be in a position to ultimately demonstrate compliance to the third-party expert auditor and subsequently, the FDA.
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
As described above, because the limitations on production are expected to be temporary in nature, and partial production is allowed, the Company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the Company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the utilization of such raw material and with respect to expected future cash flows from production at the Taylor Street manufacturing facility, the Company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at June 30, 2014.
The majority of the production from the Taylor Street facility is "made to order" custom wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at June 30, 2014, and the inventory is expected to be fully utilized. Accordingly, the Company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at June 30, 2014. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the Company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the time frame for completion of the third-party expert certification audits and FDA inspection, the Company concluded that the value of the inventory was not excessive or impaired at June 30, 2014. However, if the Company's expectations regarding the impacts of the limitations in the consent decree or the time frame for completion of the third-party expert certification audits and FDA inspection were to change, the Company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
Although the North America/HME segment is the segment primarily impacted by the limitations in the FDA consent decree, the Asia/Pacific segment also is negatively affected as a result of the consent decree due to the lower sales volume of microprocessor controllers. During 2012, before the effective date of the consent decree, the Company started to experience decreases in net sales in the North America/HME and Asia/Pacific segments. The Company believes that those decreases were driven in large part by the consent decree which has led to delays in new product introductions and to uncertainty regarding the timing of exiting the consent decree, which limited the Company's ability to renegotiate and bid on certain customer contracts and otherwise led to a decline in customer orders.  Separately, net sales in the North America/HME segment were likely impacted by uncertainty on the part of the Company's customers as they coped with prepayment reviews and post-payment audits by the Centers for Medicare and Medicaid Services ("CMS") and contemplated their participation in the next round of National Competitive Bidding ("NCB"). The negative effect of the consent decree on customer orders and net sales in these segments has been considerable, and the Company expects to experience continued low levels in net sales as a result of the limitations imposed by the consent decree. The Company expects to continue to experience lower levels of net sales in the North America/HME and Asia/Pacific segments at least until it has successfully completed the previously-described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the Company may resume full operations at the Corporate and Taylor Street facilities. Even after the Company is permitted to resume full operations at the affected facilities, it is uncertain as to whether, or how quickly, the Company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, when compared to the Company's 2010 results, the limitations in the consent decree had, and likely will continue to have, a material adverse effect on the Company's business, financial condition and results of operations.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended June 30, 2014	(in thousands)
Net sales	$54,612	$113,337	$187,778	$(24,415)	$331,312
Cost of products sold	49,117	84,012	128,602	(24,352)	237,379
Gross Profit	5,495	29,325	59,176	(63)	93,933
Selling, general and administrative expenses	32,216	23,019	46,310	—	101,545
Charge related to restructuring activities	890	—	1,200	—	2,090
Income (loss) from equity investee	14,036	7,696	(28)	(21,704)	—
Interest expense	—	626	209	—	835
Earnings (Loss) from Continuing Operations before Income Taxes	(13,575)	13,376	11,429	(21,767)	(10,537)
Income taxes	37	—	3,038	—	3,075
Net Earnings (loss)	$(13,612)	$13,376	$8,391	$(21,767)	$(13,612)

Other Comprehensive Income (Loss), Net of Tax	(4,277)	(2,502)	11,432	(8,930)	(4,277)

Comprehensive Income (Loss)	$(17,889)	$10,874	$19,823	$(30,697)	$(17,889)

Three month period ended June 30, 2013
Net sales	$64,903	$126,020	$177,582	$(23,745)	$344,760
Cost of products sold	55,077	91,674	128,350	(23,898)	251,203
Gross Profit	9,826	34,346	49,232	153	93,557
Selling, general and administrative expenses	35,407	23,978	43,353	1,350	104,088
Charge related to restructuring activities	1,810	13	769	—	2,592
Income (loss) from equity investee	25,370	6,729	(180)	(31,919)	—
Interest expense (income)—net	(399)	1,120	20	—	741
Earnings (Loss) from Continuing Operations before Income Taxes	(1,622)	15,964	4,910	(33,116)	(13,864)
Income taxes (benefit)	10,839	(25)	(189)	—	10,625
Net Earnings (Loss) from Continuing Operations	(12,461)	15,989	5,099	(33,116)	(24,489)
Net Earnings from Discontinued Operations	—	12,028	—	—	12,028
Net Earnings (loss)	$(12,461)	$28,017	$5,099	$(33,116)	$(12,461)

Other Comprehensive Income (Loss), Net of Tax	(8,163)	1,551	(9,694)	8,143	(8,163)

Comprehensive Income (Loss)	$(20,624)	$29,568	$(4,595)	$(24,973)	$(20,624)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Six month period ended June 30, 2014	(in thousands)
Net sales	$104,721	$219,791	$361,578	$(45,709)	$640,381
Cost of products sold	94,821	161,596	250,492	(45,709)	461,200
Gross Profit	9,900	58,195	111,086	—	179,181
Selling, general and administrative expenses	63,866	45,287	90,413	—	199,566
Charge related to restructuring activities	2,054	(95)	2,371	—	4,330
Income (loss) from equity investee	24,346	14,627	(64)	(38,909)	—
Interest expense (income)—net	(284)	1,491	366	—	1,573
Earnings (Loss) from Continuing Operations before Income Taxes	(31,390)	26,139	17,872	(38,909)	(26,288)
Income taxes	198	—	5,102	—	5,300
Net Earnings (loss)	$(31,588)	$26,139	$12,770	$(38,909)	$(31,588)

Other Comprehensive Income (Loss), Net of Tax	2,413	(213)	2,477	(2,264)	2,413

Comprehensive Income (Loss)	$(29,175)	$25,926	$15,247	$(41,173)	$(29,175)

Six month period ended June 30, 2013
Net sales	$125,812	$244,456	$351,507	$(45,578)	$676,197
Cost of products sold	107,430	177,523	250,055	(45,952)	489,056
Gross Profit	18,382	66,933	101,452	374	187,141
Selling, general and administrative expenses	70,270	47,029	87,330	2,694	207,323
Charge related to restructuring activities	3,481	13	1,620	—	5,114
Income (loss) from equity investee	73,388	12,537	(115)	(85,810)	—
Interest expense (income)—net	(444)	1,556	639	—	1,751
Earnings (Loss) from Continuing Operations before Income Taxes	18,463	30,872	11,748	(88,130)	(27,047)
Income taxes (benefit)	(4,257)	(50)	7,457	—	3,150
Net Earnings (Loss) from Continuing Operations	22,720	30,922	4,291	(88,130)	(30,197)
Net Earnings from Discontinued Operations	—	52,917	—	—	52,917
Net Earnings (loss)	$22,720	$83,839	$4,291	$(88,130)	$22,720

Other Comprehensive Income (Loss), Net of Tax	(8,029)	(635)	(7,907)	8,542	(8,029)

Comprehensive Income (Loss)	$14,691	$83,204	$(3,616)	$(79,588)	$14,691

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
June 30, 2014	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$3,222	$247	$19,532	$—	$23,001
Trade receivables, net	59,657	28,715	99,674	—	188,046
Installment receivables, net	—	482	1,026	—	1,508
Inventories, net	21,578	27,126	118,921	(2,612)	165,013
Deferred income taxes	—	—	2,246	—	2,246
Intercompany advances, net	9,381	1,092	50,469	(60,942)	—
Other current assets	6,516	514	33,381	(1,810)	38,601
Total Current Assets	100,354	58,176	325,249	(65,364)	418,415
Investment in subsidiaries	1,501,793	467,832	—	(1,969,625)	—
Intercompany advances, net	999,265	1,676,731	181,680	(2,857,676)	—
Other Assets	36,416	1,056	2,017	—	39,489
Other Intangibles	454	15,453	42,720	—	58,627
Property and Equipment, net	32,720	15,904	50,962	—	99,586
Goodwill	—	16,660	447,043	—	463,703
Total Assets	$2,671,002	$2,251,812	$1,049,671	$(4,892,665)	$1,079,820
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$52,271	$9,517	$61,276	$—	$123,064
Accrued expenses	28,961	16,869	84,716	(1,810)	128,736
Current Taxes, payable and deferred	3,545	—	10,038	—	13,583
Intercompany advances, net	49,257	1,950	9,735	(60,942)	—
Short-term debt and current maturities of long-term obligations	1,571	8	877	—	2,456
Total Current Liabilities	135,605	28,344	166,642	(62,752)	267,839
Long-Term Debt	47,986	20	5,654	—	53,660
Other Long-Term Obligations	50,279	—	64,660	—	114,939
Intercompany advances, net	1,793,750	1,000,948	62,978	(2,857,676)	—
Total Shareholders’ Equity	643,382	1,222,500	749,737	(1,972,237)	643,382
Total Liabilities and Shareholders’ Equity	$2,671,002	$2,251,812	$1,049,671	$(4,892,665)	$1,079,820

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2013	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$1,401	$313	$28,071	$—	$29,785
Trade receivables, net	72,272	28,317	88,033	—	188,622
Installment receivables, net	—	452	1,110	—	1,562
Inventories, net	30,806	27,472	100,444	(3,085)	155,637
Deferred income taxes	—	—	2,761	—	2,761
Intercompany advances, net	4,179	380	44,292	(48,851)	—
Other current assets	9,970	568	35,461	(4,827)	41,172
Total Current Assets	118,628	57,502	300,172	(56,763)	419,539
Investment in subsidiaries	1,475,156	450,021	—	(1,925,177)	—
Intercompany advances, net	959,071	1,620,683	179,451	(2,759,205)	—
Other Assets	42,831	1,061	2,044	—	45,936
Other Intangibles	466	17,109	45,009	—	62,584
Property and Equipment, net	35,169	17,774	53,206	—	106,149
Goodwill	—	16,660	445,566	—	462,226
Total Assets	$2,631,321	$2,180,810	$1,025,448	$(4,741,145)	$1,096,434
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$42,521	$7,237	$66,946	$—	$116,704
Accrued expenses	30,314	17,228	90,385	(4,827)	133,100
Current Taxes, payable and deferred	5,375	—	6,884	—	12,259
Intercompany advances, net	42,314	2,124	4,413	(48,851)	—
Short-term debt and current maturities of long-term obligations	13,118	8	976	—	14,102
Total Current Liabilities	133,642	26,597	169,604	(53,678)	276,165
Long-Term Debt	25,642	61	5,481	—	31,184
Other Long-Term Obligations	53,470	—	64,806	—	118,276
Intercompany advances, net	1,747,758	959,172	52,275	(2,759,205)	—
Total Shareholders’ Equity	670,809	1,194,980	733,282	(1,928,262)	670,809
Total Liabilities and Shareholders’ Equity	$2,631,321	$2,180,810	$1,025,448	$(4,741,145)	$1,096,434

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Six month period ended June 30, 2014	(in thousands)
Net Cash Provided (Used) by Operating Activities	$(11,663)	$1,192	$(3,428)	$—	$(13,899)
Investing Activities
Purchases of property and equipment	(1,360)	(1,005)	(4,533)	—	(6,898)
Proceeds from sale of property and equipment	—	—	3	—	3
Other long-term assets	4,922	—	22	—	4,944
Other	46	—	(22)	—	24
Net Cash Used for Investing Activities	3,608	(1,005)	(4,530)	—	(1,927)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	135,734	—	—	—	135,734
Payments on revolving lines of credit and long-term borrowings	(125,198)	(253)	(1,951)	—	(127,402)
Proceeds from exercise of stock options	132	—	—	—	132
Payment of dividends	(792)	—	—	—	(792)
Net Cash Provided (Used) by Financing Activities	9,876	(253)	(1,951)	—	7,672
Effect of exchange rate changes on cash	—	—	1,370	—	1,370
Decrease in cash and cash equivalents	1,821	(66)	(8,539)	—	(6,784)
Cash and cash equivalents at beginning of year	1,401	313	28,071	—	29,785
Cash and cash equivalents at end of period	$3,222	$247	$19,532	$—	$23,001

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2014

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Six month period ended June 30, 2013	(in thousands)
Net Cash Provided (Used) by Operating Activities	$27,489	$(78,678)	$(30,512)	$51,737	$(29,964)
Investing Activities
Purchases of property and equipment	(2,817)	(2,338)	(2,511)	—	(7,666)
Proceeds from sale of property and equipment	—	—	9	—	9
Proceeds from sale of business	—	144,681	—	—	144,681
Other long-term assets	(419)	—	(3)	—	(422)
Other	117,937	(63,536)	—	(54,431)	(30)
Net Cash Provided (Used) for Investing Activities	114,701	78,807	(2,505)	(54,431)	136,572
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	172,878	—	23,521	—	196,399
Payments on revolving lines of credit and long-term borrowings	(318,287)	(676)	—	—	(318,963)
Payment of dividends	(791)	—	(2,694)	2,694	(791)
Net Cash Provided (Used) by Financing Activities	(146,200)	(676)	20,827	2,694	(123,355)
Effect of exchange rate changes on cash	—	—	(597)	—	(597)
Decrease in cash and cash equivalents	(4,010)	(547)	(12,787)	—	(17,344)
Cash and cash equivalents at beginning of year	5,774	1,018	31,999	—	38,791
Cash and cash equivalents at end of period	$1,764	$471	$19,212	$—	$21,447

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations.

OUTLOOK

Effective July 31, 2014, Gerald B. Blouch retired as the Company's President and Chief Executive Officer and as a member of the Board of Directors. Robert K. Gudbranson, Invacare’s Senior Vice President and Chief Financial Officer, was named interim President and Chief Executive Officer, while retaining his role as the Company’s Chief Financial Officer. The Invacare Board of Directors is performing a comprehensive executive search process to identify a Chief Executive Officer and has retained a leading executive recruiting firm to assist in the national search. The search will include a full review of both internal and external candidates. The terms of Mr. Blouch's retirement and Mr. Gudbranson’s compensation as interim President and Chief Executive Officer are detailed in a Form 8-K filed with the SEC on July 24, 2014.

The Company is continuing its work with the third-party expert auditor on the final certification audit process. This audit is the most comprehensive and challenging of the three third-party certification audits, and it encompasses all areas of the Company's corporate and Taylor Street quality system. The Company needs to better demonstrate that its quality system is sustainably compliant and that each subsystem is properly integrated. In order to address these needs, the Company has engaged additional consultants to help improve the functionality and capabilities of certain of its quality subsystems. This is a detailed and complex process, and the Company is working diligently to be in a position to ultimately demonstrate compliance to the third-party auditor and subsequently, the FDA. The Company respects the comprehensive nature of the audit process and is working diligently with the third-party expert auditor with the ultimate goal of demonstrating the Company's compliance to the FDA.

The Company continued to experience pressure on its organic net sales, cash flow and operating profitability during the first half of 2014 and expects the same for at least as long as the injunctive phase of the consent decree is in place and then in the related recovery period thereafter. The key drivers of these pressures include the limited net sales of those power wheelchairs impacted by the consent decree, ongoing quality systems remediation costs and the related diversion of resources, which also has impacted the Company’s ability to introduce new products. The net sales decline of power wheelchairs is largely due to the FDA consent decree, which limits the manufacture and distribution of power and manual wheelchairs at or from the Taylor Street manufacturing facility to only those products having properly completed verification of medical necessity (VMN) documentation. The VMN is a signed document from a clinician, and in some instances a physician, that certifies that the product is deemed medically necessary for a particular patient's condition, which cannot be adequately addressed by another manufacturer's product or which is a replacement of a patient's existing product. The Company is focused on completing its expert certification audits in order to proceed to the expected FDA inspection of the Corporate and Taylor Street facilities. If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full production at the impacted facilities.
The North America/HME segment also is being negatively impacted as customers cope with prepayment reviews and post-payment audits of power mobility devices from Medicare and Medicaid. The Company continued to closely monitor the roll-out of the second round of National Competitive Bidding (NCB), which became effective in 91 additional metropolitan statistical areas (MSAs) on July 1, 2013. The Company estimates that, for the full year of 2013, approximately $304,000,000 in net sales of its U.S. HME equipment business, the major division within the North America/HME segment, were products sold to homecare providers included in the NCB product categories. When the Company's products are ordered by HME customers, the Company does not know if the products are then billed by the customer for Medicare, Medicaid or private pay reimbursement or sold as cash sales. However, industry studies have shown historically that approximately 40% of HME providers' revenues on average are from sales paid by Medicare. Additionally, it is estimated that round one and round two of NCB, which include a total of 100 metropolitan statistical areas, account for approximately 75% of Medicare's spending on durable medical equipment. Taking the $304,000,000 of U.S. HME net sales of NCB bid categorized product for the full year of 2013 and applying the previously mentioned 40% and then the 75% estimates, the portion of the Company's revenues from products potentially exposed to NCB for 2013 may have been approximately $91,000,000. This estimate does not include other potential pricing pressures that also could impact HME providers from other payors. The impact of NCB on net sales is hard to measure, as the Company does not have zip code level visibility into customers' sales, rental data or Medicare fulfillment data. The Company believes that the increase in sales of HomeFill® oxygen systems indicates that providers are actively seeking opportunities to reduce costs and transform their business model. The Company continues to remain judicious in its extension of credit to customers in these areas. The Company has worked closely with providers over the last three years in preparation for NCB, offering programs to assist them in improving their operational efficiency, as well as offering products that serve to expand market opportunities. The Company believes that products such as the HomeFill® oxygen systems can enable providers an opportunity to reduce costs and transform their business model.
The Company had a net loss from continuing operations of $0.43 and $0.99 per share for the three and six months ended June 30, 2014 compared to a net loss of $0.77 and $0.95 per share for the same periods a year ago. These results are indicative of the continued pressures on the Company's net sales and margins that were present throughout 2013 and into 2014. The Company expects to continue to experience decreased net sales primarily in the North America/HME segment at least until it has successfully completed the previously described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the Company may resume full operations at its corporate and Taylor Street manufacturing facilities. Even after the Company receives the FDA notification that it may resume full operations at its Taylor Street facility, it is uncertain as to whether, or how quickly, the Company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, the Company expects that these challenges will likely negatively impact the Company's operating results throughout 2014.
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
Net Sales. Consolidated net sales for the quarter ended June 30, 2014 decreased 3.9% to $331,312,000 versus $344,760,000 for the same period last year. Foreign currency translation increased net sales by 2.2 percentage points. Organic net sales, which the Company defines as the difference between reported net sales and foreign currency translation, for the quarter decreased by 6.1% over the same period last year as increases in the European segments were more than offset by declines in all other segments. The decline in mobility and seating products continues to be principally due to the reduced order volume at the Company's Taylor Street manufacturing facility resulting from the FDA consent decree. The Company estimates that sales of products manufactured from the Taylor Street facility, which included some products sold outside of the North America/HME segment, were approximately $10,500,000 in the second quarter of the current year compared to approximately $14,700,000 in the second quarter of last year. The consent decree allowed the Company to fulfill orders and quotes that were in the Company's order fulfillment system prior to the effective date of the consent decree, which benefited net sales results for the second quarter of 2013.

Net sales for the six months ended June 30, 2014 decreased 5.3% to $640,381,000 versus $676,197,000 for the same period last year. Foreign currency translation increased net sales by 1.4 percentage points. Organic net sales, which the Company defines as the difference between reported net sales and foreign currency translation, for the quarter decreased by 6.7% over the same period last year as increased net sales in the European segment were more than offset by declines in all other segments. The decline in mobility and seating products continues to be principally due to the reduced order volume at the Company's Taylor Street manufacturing facility resulting from the FDA consent decree. The Company estimates that sales of products manufactured from the Taylor Street facility, which included some products sold outside of the North America/HME segment, were approximately $20,000,000 in the first six months of the current year compared to approximately $31,700,000 in the first six months of last year. The consent decree allowed the Company to fulfill orders and quotes that were in the Company's order fulfillment system prior to the effective date of the consent decree, which benefited net sales results for the second quarter of 2013.

Europe

For the quarter, European net sales increased 8.6% to $153,990,000 versus $141,751,000 for the second quarter last year with foreign currency translation increasing net sales by 5.8 percentage points. The organic net sales increase of 2.8% was related to increases in net sales of all product categories. For the six months ended June 30, 2014, European net sales increased 6.2% to $296,758,000 versus $279,385,000 for the same period last year as foreign currency translation increased net sales by 4.1 percentage points. The organic net sales increase of 2.1% was primarily related to increases in net sales of mobility and seating and lifestyle products, which were partially offset by declines in respiratory products.

North America/Home Medical Equipment (HME)

North America/HME net sales decreased 13.0% for the quarter to $138,678,000 as compared to $159,327,000 for the same period a year ago with foreign currency translation decreasing net sales by 0.5 of a percentage point. The organic net sales decrease of 12.5% was driven by declines in all product categories. The net sales decline in lifestyle products was impacted by market factors including the ongoing pre- and post-payment Medicare audits of home medical equipment providers, which the Company believes adversely impacts the utilization of lifestyle products. In addition, the segment has been negatively impacted by a shift toward lower cost products for certain National Competitive Bidding lifestyle products. The net sales decline in respiratory products is primarily attributable to a significant shipment of portable oxygen concentrators to a large national account last year which was not repeated in the current year. The net sales decline in mobility and seating products was primarily driven by the continued impact of the FDA consent decree, which limits production of custom power wheelchairs and seating systems at the Taylor Street manufacturing facility. While power wheelchairs ordered from the Taylor Street facility continued to be fulfilled only with properly completed verification of medical necessity (VMN) documentation, the number of new domestic power wheelchair units shipped from the facility in the second quarter of 2014 and 2013 represented only 8.8% and 14.5%, respectively, of the pre-consent decree domestic units shipped in the second quarter of 2012.

For the six months ended June 30, 2014, net sales decreased 14.0% to $267,788,000 as compared to $311,209,000 for the same period a year ago with foreign currency translation decreasing net sales by 0.6 of a percentage point. The organic net sales decrease of 13.4% was driven by declines in all product categories. The drivers for the decline in sales on a year-to-date basis are similar to the drivers for the quarter decline.

Institutional Products Group (IPG)

IPG net sales for the quarter decreased 13.6% to $25,785,000 compared to $29,828,000 for the same period last year as foreign currency decreased net sales by 0.4 of a percentage point. Organic net sales decreased by 13.2% driven primarily by declines in interior design projects and bed sales, primarily as a result of delays in new product introductions. Net sales for the six months ended June 30, 2014, decreased 13.8% to $50,921,000 compared to $59,052,000 for the same period last year as foreign currency decreased net sales by 0.3 of a percentage point. Organic net sales decreased by 13.5% driven primarily by declines in bed sales, primarily as a result of delays in new product introductions, and declines in interior design projects.

Asia/Pacific

Asia/Pacific net sales decreased 7.2% for the quarter to $12,859,000 as compared to $13,854,000 for the same period a year ago. Organic net sales decreased 8.8% as foreign currency translation increased net sales by 1.6 percentage points. This decrease in net sales was attributable to declines in all businesses, but primarily in the Company's subsidiary that produces microprocessor controllers. Net sales for the six months ended June 30, 2014, decreased 6.2% to $24,914,000 as compared to $26,551,000 for the same period a year ago. Organic net sales decreased 4.4% as foreign currency translation decreased net sales by 1.8 percentage points. This decrease in net sales was primarily attributable to declines at the Company's subsidiary that produces microprocessor controllers and the New Zealand distribution business. This was partially offset by growth in the Company's Australian distribution business.

Gross Profit. Consolidated gross profit as a percentage of net sales for the three and six months ended June 30, 2014 was 28.4% and 28.0% compared to 27.1% and 27.7% in the same periods last year. Gross margin reflects an incremental warranty expense for the power wheelchair joystick recall of $2,237,000 in the first quarter of 2014 compared to $3,847,000 in the second quarter of 2013. The incremental warranty expense, which was recorded in the North America/HME and Asia/Pacific segments, was attributable to higher than previously anticipated response rates from larger customers in the United States and Canada. The reserve is subject to adjustments as new developments change the Company's estimate of the total cost of this matter. Gross margin for the first six months of 2014 reflect an incremental warranty expense for the power wheelchair recall of $2,237,000 as compared to $3,847,000 in the first six months of 2013. Excluding this incremental warranty expense, gross margin increased 0.2 and 0.1 of a percentage point in the second quarter and first half of 2014, respectively, as compared to the same periods last year, primarily due to product cost reductions partially offset by reduced volumes, unfavorable customer and product mix in the North America/HME segment and unfavorable absorption of fixed costs at the Company's subsidiary which produces microprocessor controllers as a result of reduced volumes.

For the first six months of the year, gross profit in Europe as a percentage of net sales increased 2.4 percentage points compared to the same period last year. Gross profit was favorably impacted by favorable customer and product mix and lower product costs, including favorable foreign currency transactions.

For the first six months of the year, North America/HME gross profit as a percentage of net sales decreased by 2.1 percentage points compared to the same period last year. The decline in margins was primarily as a result of unfavorable sales mix toward lower margin customers and lower margin products, and increased warranty expense of $1,308,000, compared to $433,000 in the first six months of 2013, related to the power wheelchair joystick recall.

For the first six months of the year, IPG gross profit as a percentage of net sales increased 2.8 percentage points compared to the same period last year. The increase in margin is primarily attributable to reduced research and development expenses.

For the first six months of the year, gross profit in Asia/Pacific as a percentage of net sales decreased by 5.3 percentage points compared to the same period last year. The decline was primarily attributable to reduced volumes and unfavorable absorption of fixed costs at the Company's subsidiary which produces microprocessor controllers. The gross margin benefited from lower incremental warranty expense related to the Company's power wheelchair joystick recall with $929,000 recorded in the first six months of 2014 as compared to incremental warranty expense of $3,414,000 recorded in the first six months of 2013.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales for the three and six months ended June 30, 2014 was 30.6% and 31.2% compared to 30.2% and 30.7% for the same period a year ago. SG&A expenses decreased by $2,543,000 or 2.4% for the quarter and decreased by $7,757,000 or 3.7% for the first six months compared to the same period a year ago with foreign currency translation increasing SG&A expenses by $1,701,000 or 1.6 percentage points for the quarter and by $1,804,000 or 0.9 percentage points year to date. Excluding foreign currency translation, SG&A costs decreased for the three and six months ended June 30, 2014 by $4,244,000 or 4.0% and $9,561,000 or 4.6%, respectively, compared to the same periods a year ago. The SG&A expense decrease for the quarter and year to date was primarily related to a reduction in regulatory and compliance costs and reduced amortization expense. The SG&A expense for the six months ended June 30, 2014 was impacted by increased amortization expense of $1,070,000 as a result of the write-off of bank fees, previously capitalized, related to the amendment for the Company's credit facility finalized during the first quarter which reduced the capacity on the facility to $100,000,000 from $250,000,000 and increased costs of $958,000 related to the retirement of an executive officer of the Company. SG&A expense the first six months of 2013 included increased amortization of $1,216,000 as a result of the write-off of bank fees.

European SG&A expenses increased by 11.0% or $3,609,000 for the quarter and increased by 6.2% or $4,145,000 compared to the same periods a year ago with foreign currency translation increasing SG&A expenses by approximately $1,945,000 or 5.9 percentage points for the quarter and increasing SG&A expenses by approximately $2,689,000 or 4.0 percentage points for the first half of the year. Excluding the foreign currency translation impact, SG&A expenses increased by $1,664,000 or 5.1% for the quarter and increased by $1,456,000 or 2.2% for the first half of the year primarily due to increased associate costs.

SG&A expenses for North America/HME decreased 10.7% or $5,777,000 and decreased 9.7% or $10,380,000 for the three and six months ended June 30, 2014, respectively, as compared to the same periods a year ago. Foreign currency translation decreased SG&A expenses by $253,000 or 0.5 of a percentage point for the quarter and decreased SG&A expenses by $590,000 or 0.6 of a percentage point for the first half of the year. Excluding the foreign currency translation, SG&A expenses decreased $5,524,000 or 10.2 percentage points for the quarter and $9,790,000 or 9.1 percentage points for the first half of the year. The expense decrease for the quarter was principally due to decreased regulatory and compliance costs, associate costs, amortization, product liability and bad debt expense. The expense decrease for the first half of the year was principally due to decreased regulatory and compliance costs, associate costs, product liability and bad debt expense.

SG&A expenses for IPG decreased by 3.1% or $361,000 for the quarter and decreased by 5.5% or $1,245,000 for the first half of the year compared to the same periods a year ago with foreign currency translation not having a material impact in the second quarter or first half of the year. The SG&A expense decrease for the quarter and first half was primarily attributable to lower associate costs.

Asia/Pacific SG&A expenses decreased 0.2% or $14,000 for the quarter and decreased 2.4% or $277,000 for the first half of the year with foreign currency translation increasing SG&A expenses by approximately $46,000 or 0.8 of a percentage point in the quarter and decreasing SG&A expenses by approximately $234,000 or 2.0 percentage points in the first half of the year.

Excluding the foreign currency translation impact, SG&A expenses decreased by $60,000 or 1.0% for the quarter and decreased by $43,000 or 0.4% for the first half of the year.

 Charge Related to Restructuring Activities. Restructuring continued during the quarter resulting in restructuring charges of $4,330,000 in the first six months of 2014 related to severance costs ($2,818,000) and other costs ($1,512,000), which principally included building write-downs in the Europe and IPG segments. The severance costs were incurred principally in the NA/HME segment, and to a lesser extent the Europe and IPG segments. The building write-down in the IPG segment was associated with the previously announced closure of the London, Canada facility. The building write-down in the European segment was associated with a facility in Sweden, which the Company exited in 2011.

Interest. Interest expense increased to $1,158,000 and $1,964,000 for the three and six months ended June 30, 2014 compared to $815,000 and $1,932,000 for the same periods a year ago, representing increases of 42.1% and 1.7%. The increase in the second quarter of this year compared to the same period a year ago was primarily attributable to higher average second quarter debt levels in 2014 as compared to 2013. Interest income increased to $323,000 and $391,000 for the three and six months ended June 30, 2014 compared to 74,000 and 181,000 for the same periods last year due to interest received on a German valued added tax (VAT) claim partially offset by a reduction in the volume of financing provided to customers.

Income Taxes. The Company had an effective tax rate provision of 29.2% and 20.2% on losses before tax from continuing operations for the three and six months ended June 30, 2014, respectively, compared to an expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three and six months ended June 30, 2014 was higher than the beneficial U.S. federal statutory rate, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The rate benefited by taxes recognized outside the United States, excluding countries with tax valuation allowances, at an effective rate lower than the U.S. statutory rate.

The Company had an effective tax rate provision of 76.6% and 11.6% on losses before tax from continuing operations for the three and six months ended June 30, 2013, respectively, compared to the expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three and six months ended June 30, 2013 was higher than the beneficial U.S. federal statutory rate, principally due to losses overseas without tax benefit due to valuation allowances and an adjustment to the domestic intraperiod tax allocation due to the impact of a discrete tax expense of $9,702,000 ($0.30 per share) related to dividends for earnings previously deemed permanently reinvested overseas received in the U.S. during the second quarter. The rate benefited by taxes recognized outside the United States, excluding countries with tax valuation allowances that were in losses in 2013, at an effective rate lower than the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) and working capital management.

The Company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, increased by $10,485,000 to $58,480,000 at June 30, 2014 from $47,995,000 as of December 31, 2013. The Company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $2,364,000 and $2,709,000 as of June 30, 2014 and December 31, 2013, respectively. The debt increase during the first six months was principally a result of negative cash flow. The Company's cash and cash equivalents were $23,001,000 at June 30, 2014, down from $29,785,000 as of December 31, 2013. At June 30, 2014, the Company had outstanding borrowings of $38,571,000 on its revolving credit facility versus $28,109,000 as of December 31, 2013.

The Company's borrowing capacity and cash on hand were utilized for normal operations during the period ended June 30, 2014. Debt repurchases, acquisitions, divestitures, the timing of vendor payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the Company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. For the six months ended June 30, 2014, the outstanding borrowings on the Company's revolving credit facility varied from a low of $28,100,000 to a high of $66,300,000. While the Company has cash balances in various jurisdictions around the world, there are no material restrictions under the credit facility regarding the use of such cash for dividends within the Company, loans or other purposes.

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
As a result of the amendment, the Company incurred $351,000 in fees in the first quarter of 2014 which were capitalized and are being amortized through October, 2015. In addition, as a result of reducing the capacity of the facility from $250,000,000 to $100,000,000, the Company wrote-off $1,070,000 in previously capitalized fees in the first quarter of 2014, which is reflected in the expense of the North America / HME segment.

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

As of June 30, 2014, the Company's leverage ratio was 2.78 and the Company's interest coverage ratio was 7.89 compared to a leverage ratio of 2.30 and an interest coverage ratio of 7.51 as of December 31, 2013. As of June 30, 2014, the Company was in compliance with all covenant requirements and under the most restrictive covenant of the Company's borrowing arrangements, the Company had the capacity to borrow up to an additional $40,063,000. Compliance with the ratios is tested at the end of the quarter in accordance with the Amended and Restated Credit Agreement.

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

As a result, continued compliance with, in particular, the leverage covenant under the Company's credit facility is a high priority, which means the Company has remained focused on generating sufficient cash and managing its expenditures. In addition, the Company is actively reviewing options relating to its capital structure, as its existing credit facility matures in October 2015. The existing credit facility will be accounted for as a current liability commencing in October 2014, if a new credit facility is not finalized by then. The Company also may examine alternatives such as raising additional capital through permitted asset sales. In addition, if necessary or advisable, the Company may seek to amend or renegotiate its credit facility in order to remain in compliance. The Company can make no assurances that under such circumstances its financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to the Company, if at all.

The Company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. At June 30, 2014, the Company had $13,350,000 aggregate principal amount outstanding of its Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the Company believes that its exposure to interest rate fluctuations is manageable as the Company has the ability to utilize swaps to exchange variable rate debt for fixed rate debt, if needed, and the Company expects that it will be able to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of June 30, 2014, the weighted average floating interest rate on revolving credit borrowings was 2.28% compared to 2.39% as of December 31, 2013.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of June 30, 2014. The Company estimates that capital investments for 2014 could approximate between $15,000,000 and $20,000,000, compared to actual capital expenditures of $14,158,000 in 2013. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future. The Amended and Restated Credit Agreement, entered into on January 31, 2014, limits the Company's annual capital expenditures to $25,000,000.

CASH FLOWS

Cash flows used by operating activities were $13,899,000 for the first six months of 2014, compared to cash flows used by operating activities of $29,964,000 in the first six months of 2013. The negative cash flow in 2014 was primarily driven by the net loss for the period and higher inventory levels partially offset by an increase in accounts payable. Operating cash flow for the first half of 2013 was negatively impacted by accelerated payments and fees paid related to the sale of ISG.

Cash flows used by investing activities were $1,927,000 for the first six months of 2014, compared to cash provided of $136,572,000 in the first six months of 2013. The significant change in investing cash flow was primarily attributable to the receipt of $144,681,000 in net proceeds resulting from the sale of ISG in the first quarter of last year. In addition, the Company sold life insurance assets of $5,045,000 in the first six months of 2014 to fund payments, including future payments, as a result of the retirement of an executive in the first quarter of 2014.

Cash flows provided by financing activities were $7,672,000 in the first six months of 2014 compared to cash flow used of $123,355,000 in the first six months of 2013. Cash flows used in the first six months of 2013 reflect the net pay down in debt as the majority of the proceeds from the sale of ISG were used to pay down debt in the first six months of 2013.

During the first six months of 2014, the Company used free cash flow of $17,327,000 compared to $33,117,000 in the first six months of 2013. The negative free cash flow in 2014 was primarily driven by the net loss in the period and higher inventory levels partially offset by an increase in accounts payable while the six months of 2013 was negatively impacted by accelerated payments and fees related to the sale of ISG. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities, excluding net cash flow impact related to restructuring activities, less purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used by operating activities	$(13,899)	$(29,964)
Plus: Net cash impact related to restructuring activities	3,467	4,504
Less: Purchases of property and equipment—net	(6,895)	(7,657)
Free Cash Flow	$(17,327)	$(33,117)

DIVIDEND POLICY

On May 15, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of July 3, 2014, which was paid on July 14, 2014.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Accounting for Stock-Based Compensation

The Company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The Company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the Company continues to use a Black-Scholes valuation model. As of June 30, 2014, there was $15,415,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the Company's 2013 Plan and previous plans, which is related to non-vested options and shares, and includes $6,490,000 related to restricted stock awards, $6,148,000 related to non-qualified stock options and $2,777,000 related to performance share awards.

The substantial majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods. Performance share awards are expensed during the periods recipients provide service based on achievement of performance goals.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires a company to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance requires five steps to be applied: 1) identify the contract(s) with customers, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocated the transaction price to the performance obligation in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The new accounting guidance is effective for annual periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently reviewing the impact of the adoption of ASU 2014-09 on the Company's financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on June 30, 2014 debt levels, a 1% change in interest rates would impact annual interest expense by approximately $391,000. Additionally, the Company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company’s financial condition or results of operations.

On January 31, 2014, the Company entered into an Amended and Restated Credit Agreement which provides for a $100,000,000 senior secured revolving credit facility maturing in October 2015 at variable rates. As of June 30, 2014, the Company had outstanding $13,350,000 in principal amount of 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $2,364,000 is included in equity. Accordingly, while the Company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the Company does not currently need to immediately re-finance any of its debt. However, the Company’s Amended and Restated Credit Agreement contains covenants with respect to, among other items, consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage, as defined in the agreement. As of June 30, 2014, the Company was in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the Company would have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: compliance costs, limitations on the production and/or distribution of the Company's products, inability to bid on or win certain contracts, unabsorbed capacity utilization, including fixed costs and overhead, or other adverse effects of the FDA consent decree of injunction; any circumstances or developments that might further delay or adversely impact the results of the final, most comprehensive third-party expert certification audit or FDA inspection of the Company's quality systems at the Elyria, Ohio, facilities impacted by the FDA consent decree, including any possible requirement to perform additional remediation activities or further resultant delays in receipt of the written notification to resume operations (which could have a material adverse effect on the Company's business, financial condition, liquidity or results of operations); the failure or refusal of customers or healthcare professionals to sign verification of medical necessity (VMN) documentation or other certification forms required by the exceptions to the FDA consent decree; possible adverse effects of being leveraged, including difficulties in refinancing or interest rate or event of default risks, including those relating to the Company's financial covenants under its credit facility (particularly as might result from the impacts associated with the FDA consent decree); the Company's inability to satisfy its liquidity needs, including efforts to negotiate a new bank agreement, or additional costs to do so; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the Medicare National Competitive Bidding program); impacts of the U.S. Affordable Care Act that was enacted in 2010 (such as, for example, the impact on the Company of the excise tax on certain medical devices, which began on January 1, 2013, and the Company's ability to successfully offset such impact); legal actions, governmental enforcement actions, regulatory proceedings or the Company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the Company's products or operations in the United States or abroad; product liability or warranty claims; product recalls, including more extensive recall experience than expected; exchange rate or tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs or new product platforms that deliver the anticipated benefits; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; ineffective cost reduction and restructuring efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; decreased availability or increased costs of materials which could increase the Company's costs of producing or acquiring the Company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt arising from depressed market prices for Company shares; provisions of Ohio law or in the Company's debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in the Company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the Company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2014, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014, in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
The third, most comprehensive expert certification audit is a comprehensive review of the Company's compliance with the FDA's QSR at the impacted Elyria facilities. As of the time of filing this Quarterly Report on Form 10-Q, the Company is continuing its work with the third-party expert auditor on the final certification audit process. This audit is the most comprehensive and challenging of the three expert certification audits, and it encompasses all areas of the Company's Corporate and Taylor Street quality system. The Company needs to better demonstrate that its quality system is sustainably compliant and that each subsystem is properly integrated. In order to address these needs, the Company as engaged additional consultants to help improve the functionality and capabilities of certain of its quality subsystems. The Company respects the comprehensive nature of the audit process and is working diligently to be in a position to ultimately demonstrate compliance to the third-party expert auditor and subsequently, the FDA.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the Company during the three months ended June 30, 2014.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
4/1/2014	-	4/30/2014	—	$—	—	2,453,978
5/1/2014	-	5/31/2014	5,456	16.71	—	2,453,978
6/1/2014	-	6/30/2014	—	—	—	2,453,978
Total			5,456	$16.71	—	2,453,978
________________________

(1)
All 5,456 shares repurchased between May 1, 2014 and May 31, 2014 were surrendered to the Company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees by the Company.

(2)
In 2001, the Board of Directors authorized the Company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the Company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the Company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The Company purchased no shares pursuant to this Board authorized program during the quarter ended June 30, 2014.

Item 6.    Exhibits

Exhibit No.
31.1	Chief Executive Officer and Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema
101.CAL*	XBRL taxonomy extension calculation linkbase
101.DEF*	XBRL taxonomy extension definition linkbase
101.LAB*	XBRL taxonomy extension label linkbase
101.PRE*	XBRL taxonomy extension presentation linkbase

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

INVACARE CORPORATION

Date:	August 7, 2014	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Interim President and Chief Financial Officer
(As Principal Executive, Financial and Accounting Officer and on behalf of the registrant)