Form 10-Q
period 2014-09-30
INVACARE CORP
filed 2014-11-06
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of November 3, 2014, the registrant had 31,028,959 Common Shares and 1,084,747 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.
INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$320,520	$336,578	$951,964	$1,003,659
Cost of products sold	235,873	242,371	692,946	727,516
Gross Profit	84,647	94,207	259,018	276,143
Selling, general and administrative expenses	98,181	97,579	295,328	302,757
Charges related to restructuring activities	4,077	1,884	8,407	6,998
Asset write-downs related to intangible assets	8,253	167	8,253	167
Interest expense	549	639	2,284	2,355
Interest income	(38)	(58)	(429)	(239)
Loss from Continuing Operations Before Income Taxes	(26,375)	(6,004)	(54,825)	(35,895)
Income tax provision	2,350	270	7,250	2,430
Net loss from Continuing Operations	(28,725)	(6,274)	$(62,075)	$(38,325)
Net Earnings from Discontinued Operations (net of tax of $585; $657; $985 and $1,707)	50	1,198	1,811	6,066
Gain on Sale of Discontinued Operations (net of tax of $3,490; $1,583; $3,490 and $11,083)	13,579	21,178	13,579	71,080
Total Net Earnings from Discontinued Operations	13,629	22,376	15,390	77,146
Net Earnings (Loss)	$(15,096)	$16,102	(46,685)	38,821
Dividends Declared per Common Share	$0.0125	$0.0125	$0.0375	$0.0375
Net Earnings (Loss) per Share—Basic
Net Loss from Continuing Operations	$(0.90)	$(0.20)	$(1.94)	$(1.20)
Net Earnings from Discontinued Operations	$0.43	$0.70	$0.48	$2.42
Net Earnings (Loss) per Share—Basic	$(0.47)	$0.50	$(1.46)	$1.22
Weighted Average Shares Outstanding—Basic	32,006	31,902	32,005	31,902
Net Earnings (Loss) per Share—Assuming Dilution
Net Loss from Continuing Operations	$(0.90)	$(0.20)	$(1.94)	$(1.20)
Net Earnings from Discontinued Operations	$0.42	$0.70	$0.48	$2.41
Net Earnings (Loss) per Share—Assuming Dilution	$(0.47)	$0.50	$(1.46)	$1.21
Weighted Average Shares Outstanding—Assuming Dilution	32,194	32,066	32,216	32,009

Net Earnings (Loss)	$(15,096)	$16,102	$(46,685)	$38,821
Other comprehensive income (loss):
Foreign currency translation adjustments	(22,836)	9,790	(21,124)	554
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains	30	359	753	895
Amounts arising during the year, primarily due to the addition of new participants	—	(154)	—	(320)
Deferred tax adjustment resulting from defined benefit plan activity	(8)	(71)	(195)	(199)
Valuation reserve associated with defined benefit plan activity	6	69	29	193
Current period unrealized gain (loss) on cash flow hedges	809	(104)	708	779
Deferred tax loss related to unrealized gain (loss) on cash flow hedges	(347)	(15)	(104)	(57)
Other Comprehensive Income (Loss)	(22,346)	9,874	(19,933)	1,845

Comprehensive Income (Loss)	$(37,442)	$25,976	$(66,618)	$40,666

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2014	December 31, 2013
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$29,066	$29,785
Trade receivables, net	172,252	188,622
Installment receivables, net	1,324	1,562
Inventories, net	162,733	155,637
Deferred income taxes	2,389	2,761
Other current assets	37,261	41,172
Total Current Assets	405,025	419,539
Other Assets	32,001	45,936
Other Intangibles	45,819	62,584
Property and Equipment, net	93,481	106,149
Goodwill	448,105	462,226
Total Assets	$1,024,431	$1,096,434
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$121,203	$116,704
Accrued expenses	150,045	133,100
Current Taxes, payable and deferred	17,828	12,259
Short-term debt and current maturities of long-term obligations	781	14,102
Total Current Liabilities	289,857	276,165
Long-Term Debt	23,907	31,184
Other Long-Term Obligations	103,140	118,276
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 34,193 and 34,084 issued in 2014 and 2013, respectively)—no par	8,584	8,539
Class B Common Shares (Authorized 12,000 shares; 1,086 issued and outstanding in 2014 and 2013, respectively)—no par	272	272
Additional paid-in-capital	239,190	234,620
Retained earnings	348,143	396,016
Accumulated other comprehensive earnings	105,223	125,156
Treasury shares (3,164 and 3,158 shares in 2014 and 2013, respectively)	(93,885)	(93,794)
Total Shareholders’ Equity	607,527	670,809
Total Liabilities and Shareholders’ Equity	$1,024,431	$1,096,434

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities	(In thousands)
Net earnings (loss)	$(46,685)	$38,821
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of businesses (pre-tax)	(17,069)	(82,163)
Depreciation and amortization	26,409	28,236
Provision for losses on trade and installment receivables	1,690	3,160
Provision for deferred income taxes	452	2,698
Provision for other deferred liabilities	(339)	140
Provision for stock-based compensation	4,404	4,721
Loss on disposals of property and equipment	178	565
Asset write-downs related to intangible assets	8,253	167
Asset write-downs related to restructuring activities	1,163	—
Amortization of convertible debt discount	525	468
Changes in operating assets and liabilities:
Trade receivables	10,201	3,049
Installment sales contracts, net	(311)	(633)
Inventories	(12,059)	10,599
Other current assets	3,269	7,539
Accounts payable	6,674	(16,848)
Accrued expenses	26,973	(390)
Other long-term liabilities	(13,590)	(1,374)
Net Cash Provided (Used) by Operating Activities	138	(1,245)
Investing Activities
Purchases of property and equipment	(9,295)	(11,086)
Proceeds from sale of property and equipment	9	856
Proceeds from sale of business	21,870	187,552
Change in other long-term assets	12,083	949
Other	177	(147)
Net Cash Provided by Investing Activities	24,844	178,124
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	201,766	250,124
Payments on revolving lines of credit and long-term borrowings	(226,432)	(432,185)
Proceeds from exercise of stock options	162	—
Payment of dividends	(1,188)	(1,187)
Net Cash Used by Financing Activities	(25,692)	(183,248)
Effect of exchange rate changes on cash	(9)	203
Decrease in cash and cash equivalents	(719)	(6,166)
Cash and cash equivalents at beginning of year	29,785	38,791
Cash and cash equivalents at end of period	$29,066	$32,625

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2014, the results of its operations for the nine months ended September 30, 2014 and changes in its cash flow for the nine months ended September 30, 2014 and 2013, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using an August 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the Company's financial statements. All significant intercompany transactions are eliminated.  The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

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

Discontinued Operations

On December 21, 2012, in order to focus on its core product lines, the Company entered into an agreement to sell Invacare Supply Group (ISG) and accordingly, the Company determined on that date that the "held for sale" criteria of ASC 360-10-45-9 were met. On January 18, 2013, the Company completed the sale of the ISG medical supplies business to AssuraMed, Inc. for a purchase price of $150,800,000 in cash. ISG had been operated on a stand-alone basis and reported as a reportable segment of the Company. The Company recorded a gain of $59,402,000 pre-tax in the first quarter of 2013 which represented the excess of the net sales price over the book value of the assets and liabilities of ISG, excluding cash. The sale of this business was dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the first quarter of 2013. The Company recorded expenses related to the sale of $5,350,000, of which $5,230,000 were paid as of September 30, 2014. The net sales and earnings before income taxes of the ISG discontinued operation were $18,498,000 and $402,000, retrospectively, for the nine months ended September 30, 2013.

On August 6, 2013, the Company sold Champion Manufacturing, Inc. (Champion), its domestic medical recliner business for dialysis clinics, to Champion Equity Holdings, LLC for $45,000,000 in cash, which was subject to final post-closing adjustments. Champion had been operated on a stand-alone basis and reported as part of the IPG segment of the Company. The Company recorded a gain of $22,761,000 pre-tax in the third quarter of 2013, which represented the excess of the net sales price over the book value of the assets and liabilities of Champion. The sale of this business was dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the third quarter of 2013. The Company recorded expenses related to the sale of $2,130,000, of which $1,537,000 were paid as of September 30, 2014. The gain recorded by the Company reflects the Company's estimated final purchase adjustments. The net sales of the Champion discontinued operations were $2,643,000 and $15,857,000, respectively, for the three and nine months ended September 30, 2013 and earnings before income taxes were $484,000 and $3,156,000, respectively, for the same periods. Results for Champion include an interest expense allocation from continuing operations to discontinued operations of $78,000 and $449,000 for the three and nine months ended September 30, 2013 as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the Company's average interest rates for the periods presented.

On August 29, 2014, the Company sold Altimate Medical, Inc. (Altimate), its manufacturer of stationary standing assistive devices for use in patient rehabilitation, to REP Acquisition Corporation for $23,000,000 in cash, which is subject to final post-closing adjustments. Altimate had been operated on a stand-alone basis and reported as part of the North America/HME segment of the Company. The Company recorded a gain of $17,069,000 pre-tax in the third quarter of 2014, which represented the excess of the net sales price over the book value of the assets and liabilities of Altimate. The sale of this business was dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the third quarter of 2014. The Company recorded expenses related to the sale of $1,300,000, of which $844,000 were paid as of September 30, 2014. The gain recorded by the Company reflects the Company's estimated final purchase adjustments.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

The assets and liabilities of Altimate were the following as of the date of the sale, August 29, 2014, and as of December 31, 2013 (in thousands):

	August 29, 2014	December 31, 2013

Trade receivables, net	$2,019	$2,055
Inventories, net	1,954	1,703
Other current assets	246	10
Property and Equipment, net	176	181
Other Intangibles	1,047	1,530
Assets sold	$5,442	$5,479

Accounts payable	$425	$544
Accrued expenses	316	220
Liabilities sold	$741	$764

The net sales of the Altimate discontinued operations were $2,841,000 and $11,778,000, respectively, for the three and nine months ended September 30, 2014 and earnings before income taxes were $634,000 and $2,796,000, respectively for the same periods. For the for the three and nine months ended September 30, 2013, net sales were $4,597,000 and $13,714,000, respectively, while earnings before income taxes were $1,371,000 and $4,215,000, respectively. Results for Altimate include an interest expense allocation from continuing operations to discontinued operations of $52,000 and $202,000 for the three and nine months ended September 30, 2014 compared to $83,000 and $245,000 for the three and nine months ended September 30, 2013 as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the Company's average interest rates for the periods presented.

The Company recorded an incremental intra-period tax allocation expense to discontinued operations for the nine months ended September 30, 2014 and for the nine months ended September 30, 2013 representing the cumulative intra-period allocation expense to discontinued operations based on the Company's September 30, 2014 and September 30, 2013 estimates of the projected domestic taxable loss related to continuing operations for 2014 and 2013.

The Company has classified ISG, Champion and Altimate as discontinued operations for all periods presented.

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand, China and Europe. A significant portion of products sold to providers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($14,090,000 at September 30, 2014 and $17,715,000 at December 31, 2013) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the financing arrangement with De Lage Landen, Inc. ("DLL"), a third party financing company which the Company has worked with since 2000, management monitors the collection status of these contracts in accordance with the Company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The Company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

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

Interest income is recognized on installment receivables based on the terms of the installment agreements. Installment accounts are monitored and if a customer defaults on payments and is moved to collection, interest income is no longer recognized. Subsequent payments received once an account is put on non-accrual status are generally first applied to the principal balance and then to the interest. Accruing of interest on collection accounts would only be restarted if the account became current again. All installment accounts are accounted for using the same methodology regardless of the duration of the installment agreements. When an account is placed in collection status, the Company initiates a legal process for pursuing collection of outstanding amounts, the length of which typically approximates eighteen months. Any write-offs are made after the legal process has been completed. The Company has not made any changes to either its accounting policies or methodology to estimation allowances for doubtful accounts in the last twelve months.

Installment receivables consist of the following (in thousands):

	September 30, 2014			December 31, 2013
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$2,940	$5,854	$8,794	$3,242	$5,677	$8,919
Less: Unearned interest	(49)	—	(49)	(61)	—	(61)
	2,891	5,854	8,745	3,181	5,677	8,858
Allowance for doubtful accounts	(1,567)	(4,650)	(6,217)	(1,619)	(4,420)	(6,039)
	$1,324	$1,204	$2,528	$1,562	$1,257	$2,819

Installment receivables purchased from DLL during the nine months ended September 30, 2014 increased the gross installment receivables balance by $1,918,000. No sales of installment receivables were made by the Company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Balance as of beginning of period	$6,039	$3,823
Current period provision	543	3,457
Direct write-offs charged against the allowance	(365)	(1,241)
Balance as of end of period	$6,217	$6,039

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

Installment receivables by class as of September 30, 2014 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$7,580	$7,580	$6,136	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,133	1,084	—	64
Impaired Installment receivables with a related allowance recorded	81	81	81	—
Total Canadian Installment Receivables	$1,214	$1,165	$81	$64
Total
Non-Impaired Installment receivables with no related allowance recorded	1,133	1,084	—	64
Impaired Installment receivables with a related allowance recorded	7,661	7,661	6,217	—
Total Installment Receivables	$8,794	$8,745	$6,217	$64

Installment receivables by class as of December 31, 2013 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired Installment receivables with a related allowance recorded	$7,464	$7,464	$5,951	$—
Canada
Non-Impaired Installment receivables with no related allowance recorded	1,367	1,306	—	101
Impaired Installment receivables with a related allowance recorded	88	88	88	—
Total Canadian Installment Receivables	$1,455	$1,394	$88	$101
Total
Non-Impaired Installment receivables with no related allowance recorded	1,367	1,306	—	101
Impaired Installment receivables with a related allowance recorded	7,552	7,552	6,039	—
Total Installment Receivables	$8,919	$8,858	$6,039	$101

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of September 30, 2014, the Company had no U.S. installment receivables past due of 90 days or more for which the Company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the Company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement.

In Canada, the Company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of September 30, 2014 and December 31, 2013 for which the Company is still accruing interest.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

The aging of the Company’s installment receivables was as follows (in thousands):

	September 30, 2014			December 31, 2013
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$1,104	$—	$1,104	$1,338	$—	$1,338
0-30 Days Past Due	8	—	8	7	—	7
31-60 Days Past Due	1	—	1	—	—	—
61-90 Days Past Due	—	—	—	—	—	—
90+ Days Past Due	7,681	7,580	101	7,574	7,464	110
	$8,794	$7,580	$1,214	$8,919	$7,464	$1,455

Inventories

Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Finished goods	$86,690	$77,909
Raw materials	61,534	63,123
Work in process	14,509	14,605
	$162,733	$155,637

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Value added tax receivables	$18,438	$20,445
Recoverable income taxes	2,359	2,465
Derivatives (foreign currency forward contracts)	1,140	789
Prepaid insurance	214	4,556
Prepaid and other current assets	15,110	12,917
	$37,261	$41,172

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Cash surrender value of life insurance policies	$24,700	$36,522
Deferred Financing Fees	333	1,096
Investments	642	998
Installment receivables	1,204	1,257
Deferred taxes	3,894	4,741
Other	1,228	1,322
	$32,001	$45,936

During 2014, the Company sold $12,250,000 of life insurance policies to fund payments, including future payments, as the result of the retirement of two executives in 2014.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Machinery and equipment	$353,389	$358,061
Land, buildings and improvements	89,467	91,389
Furniture and fixtures	12,448	12,774
Leasehold improvements	14,937	14,931
	470,241	477,155
Less allowance for depreciation	(376,760)	(371,006)
	$93,481	$106,149

Goodwill
The goodwill change reflected on the balance sheet from December 31, 2013 to September 30, 2014 was due to foreign currency translation.

Other Intangibles

All of the Company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $30,681,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2013 to September 30, 2014 were the result of foreign currency translation and amortization except for intangible impairment write-downs, noted below, which totaled $8,253,000.

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

For the quarter ended September 30, 2014, the Company recognized intangible impairment write-down charges of $8,103,000 for a customer list and $150,000 for a non-compete agreement in the IPG segment as the actual and remaining cash flows associated with the intangibles were less than the cash flow originally used to value the intangibles, primarily driven by reduced net sales. The after-tax and pre-tax impairment amounts were the same for each of the above impairments.

The Company's intangibles consist of the following (in thousands):

	September 30, 2014		December 31, 2013
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer Lists	$83,681	$70,451	$92,637	$65,158
Trademarks	30,681	—	31,649	—
License Agreements	1,322	1,322	1,393	1,393
Developed Technology	8,663	6,522	9,916	7,191
Patents	6,226	5,821	6,107	5,568
Other	6,619	7,257	7,702	7,510
	$137,192	$91,373	$149,404	$86,820

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

Amortization expense related to other intangibles was $14,630,000 in the first nine months of 2014 and is estimated to be $16,226,000 in 2014, $5,536,000 in 2015, $4,402,000 in 2016, $1,191,000 in 2017, $1,168,000 in 2018 and $1,166,000 in 2019. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 10 years with the majority of the intangibles being amortized over an average remaining life of approximately 6 years.

Current Liabilities

Accrued expenses consist of accruals for the following (in thousands):

	September 30, 2014	December 31, 2013
Salaries and wages	$38,506	$39,861
Taxes other than income taxes, primarily Value Added Taxes	26,554	24,525
Warranty cost	32,464	27,393
Supplemental Executive Retirement Program	8,671	391
Freight	6,255	7,636
Professional	7,019	6,516
Product liability, current portion	3,487	3,183
Rebates	2,137	1,681
Insurance	2,432	2,549
Interest	1,167	1,041
Derivative liabilities	3,609	1,212
Severance	4,734	3,986
Other items, principally trade accruals	13,010	13,126
	$150,045	$133,100

Accrued rebates relate to several volume incentive programs the Company offers its customers. The Company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives.

Generally, the Company's products are covered by warranties against defects in material and workmanship for various periods depending on the product from the date of sales to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The Company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the Company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the Company does consider other events, such as a product field action and recalls, which could warrant additional warranty reserve provision. The increase in the liability for pre-existing warranties in 2014 is primarily the result of the Company's joystick product recall.

The Company's warranty expense for the nine months ended September 30, 2014 includes $11,493,000 for three specific product issues. First, an expense of $6,559,000 for a field action that is under review related to a component in a stationary oxygen concentrator that was manufactured in the Company’s facility in Suzhou, China, and sold globally. The component is no longer used in production. The Company is aware of five reported incidents in Europe. There have been no reported injuries, and no incidents reported elsewhere. This expense was recorded in the European segment ($3,395,000) and North America/HME segment ($3,164,000). Second, an expense of $2,057,000 for the recall of a sieve bed component used within stationary oxygen concentrators manufactured during August 2014, which was recorded in the North America/HME segment. Third, an incremental expense of $2,877,000 related to the Company's joystick recall as a result of higher than previously anticipated response rates from larger customers in the U.S. and Canada and a shift in the product mix toward higher cost joysticks, which was recorded in the North America/HME segment ($1,612,000) and the Asia/Pacific segment ($1,265,000). These warranty reserves are subject to adjustment in future periods as new developments change the Company's estimate of the total cost of these matters.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2014	$27,393
Warranties provided during the period	17,763
Settlements made during the period	(17,051)
Changes in liability for pre-existing warranties during the period, including expirations	4,359
Balance as of September 30, 2014	$32,464

Long-Term Debt

Debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Senior secured revolving credit facility, due in October 2015	$8,000	$28,109
Convertible senior subordinated debentures at 4.125%, due in February 2027	11,166	10,641
Other notes and lease obligations	5,522	6,536
	24,688	45,286
Less current maturities of long-term debt	(781)	(14,102)
	$23,907	$31,184

On January 31, 2014, the Company entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") by and among the Company, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as administrative agent, which amended and restated the Credit Agreement, dated as of October 28, 2010, by and among the Company and the other parties named therein, as amended (the “Prior Credit Agreement”). On September 30, 2014, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the "Amendment") which provided the Company with additional flexibility on its financial covenants through the duration of the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement, as amended by the Amendment, among other things, provided for the following:

•	An increase in the maximum leverage ratio for the first three quarters of 2014, with quarterly ratios as described in the following table:

Fiscal Quarter Ending	Maximum Leverage Ratio
March 31, 2014	4.75	to	1.00
June 30, 2014	4.50	to	1.00
September 30, 2014	4.00	to	1.00
December 31, 2014 and thereafter	3.50	to	1.00
The quarterly minimum interest coverage ratio remained 3.50 to 1.00 in the Amended and Restated Credit Agreement.

•
In calculating the Company’s EBITDA for purposes of determining the leverage and interest coverage ratios, the Amended and Restated Credit Agreement allows the Company to add back to EBITDA up to $20,000,000 for one-time cash restructuring charges incurred after May 30, 2013, which is an incremental increase of $5,000,000 from the terms of the Prior Credit Agreement. The Amendment on September 30, 2014 allows for an additional add back to EBITDA for warranty expense accrued up to $10,000,000 and subtracts related cash payments when made in future periods.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

•
Further restrictions on acquisitions, share repurchases, certain investments and repurchases of convertible debt until after the Company confirms compliance with the Amended and Restated Credit Agreement following the quarter ending December 31, 2014.

•	An increase of 25 basis points in the margin applicable to determining the interest rate on borrowings under the revolving credit facility.
As a result of the Amended and Restated Credit Agreement, the Company incurred $351,000 in fees in the first quarter of 2014 which were capitalized and are being amortized through October, 2015. In addition, as a result of reducing the capacity of the facility from $250,000,000 to $100,000,000, the Company wrote-off $1,070,000 in previously capitalized fees in the first quarter of 2014, which is reflected in the expense of the North America / HME segment.
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

The liability components of the Company’s convertible debt consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Principal amount of liability component	$13,350	$13,350
Unamortized discount	(2,184)	(2,709)
Net carrying amount of liability component	$11,166	$10,641

As of September 30, 2014, the weighted average floating interest rate on revolving credit borrowings was 2.66% compared to 2.39% as of December 31, 2013.

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Supplemental Executive Retirement Plan (SERP) liability	$18,673	$27,049
Product liability	17,555	17,185
Deferred income taxes	33,834	36,328
Deferred compensation	7,808	11,679
Uncertain tax obligation including interest	15,897	15,524
Other	9,373	10,511
Total long-term obligations	$103,140	$118,276

As a result of the retirement of two executives of the Company during 2014, deferred compensation payments of $2,545,000 were made during the nine months ended September 30, 2014. Furthermore, based on the retirement agreements for the same executives, the Company estimates SERP payments of $8,280,000 will be made in the first quarter of 2015 as well as deferred compensation payments of $847,000 during the next twelve months. Accordingly, the Company has reclassified $9,127,000 from Other Long-Term Obligations to Current Liabilities as of September 30, 2014.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

Equity Compensation

On May 16, 2013, the shareholders of the Company approved the Invacare Corporation 2013 Equity Compensation Plan (the “2013 Plan”), which was adopted on March 27, 2013 by the Company's Board of Directors (the “Board”). The Board adopted the 2013 Plan to replace the Company's prior equity plan, the Invacare Corporation Amended and Restated 2003 Performance Plan (the “2003 Plan”), which expired on May 21, 2013. Due to its expiration, no new awards may be granted under the 2003 Plan; however, awards granted prior to its expiration will remain in effect under their original terms.
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
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2013 Plan to any director or employee of the Company or an affiliate. The 2013 Plan initially allows the Compensation Committee to grant up to 4,460,337 common shares in connection with the following types of awards with respect to shares of the Company's common shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.
As of September 30, 2014, there was $11,093,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the Company's 2013 Plan and previous plans, which is related to non-vested options and shares, and includes $5,491,000 related to restricted stock awards, $3,546,000 related to non-qualified stock options and $2,056,000 related to performance share awards. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized during 2014 or 2013 as a result of a valuation allowance against deferred tax assets.
The amount of stock-based compensation expense recognized under the provisions of Compensation-Stock Compensation, ASC 718 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense recognized as part of selling, general and administrative expense	$1,934	$2,148	4,404	4,721
Stock Options

During the nine months ended September 30, 2014, the Compensation Committee granted 8,977 non-qualified stock options. Generally, non-qualified stock option awards typically have a term of ten years and are granted at the fair market value of the Company’s Common Shares on the date of grant. Compensation expense of $2,724,000 was recognized during the nine months ended September 30, 2014 related to stock options previously awarded. The Company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

The following table summarizes information about stock option activity for the nine months ended September 30, 2014:

	September 30, 2014	Weighted Average Exercise Price
Options outstanding at January 1, 2014	4,533,782	$23.86
Granted	8,977	16.71
Exercised	(9,885)	14.76
Canceled	(638,206)	28.54
Options outstanding at September 30, 2014	3,894,668	$23.10
Options exercise price range at September 30, 2014	$ 12.42 to
	$47.80
Options exercisable at September 30, 2014	3,152,241
Shares available for grant at September 30, 2014*	3,646,676
 ________________________

*
Shares available for grant as of September 30, 2014 reduced by net restricted stock and restricted stock unit award and performance share and performance share unit award activity of 462,352 shares and 341,332 shares, respectively during the quarter.

The following table summarizes information about stock options outstanding at September 30, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 9/30/14	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 9/30/14	Weighted Average Exercise Price
$ 12.42 – $15.00	1,057,821	8.0	$13.92	437,501	$13.79
$ 15.01 – $25.00	1,523,112	4.6	22.45	1,403,441	22.36
$ 25.01 – $35.00	884,470	4.7	25.73	882,034	25.71
$ 35.01 – $47.80	429,265	0.7	42.61	429,265	42.61
Total	3,894,668	5.1	$23.10	3,152,241	$24.86

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

Restricted Stock and Restricted Stock Units

During the nine months ended September 30, 2014, an aggregate of 231,176 restricted shares and restricted share units (for non-U.S. recipients) were granted without cost to the recipients, 89,616 restricted shares were forfeited, and 27,925 restricted shares vested. The awards granted during the first quarter are subject to three year cliff vesting and thus vest in their entirety on May 15, 2017. The awards of restricted shares/units are classified as equity awards as they are issued as common shares, or will be settled in common shares upon vesting. The fair value of the awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The fair value of the awards granted during the nine months ended September 30, 2014 was $19.14 per share. Compensation expense is recognized ratably over the service period and $1,257,000 was recognized during the nine months ended September 30, 2014

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014 related to restricted shares/units and there were shares/units outstanding totaling 502,157 shares that were not vested. The Company expects the compensation expense to be recognized over a weighted-average period of approximately 1.5 years.

Performance Shares and Performance Share Units

During the nine months ended September 30, 2014, an aggregate of 152,800 performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a 3 year performance period with payouts based on achievement of certain performance goals. There was no vesting of performance awards during the period and 29,156 awards were cancelled. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for January 1, 2016 through December 31, 2016 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The fair value of the awards granted during the nine months ended September 30, 2014 was $20.05 per share. The Company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the Company's assessment of the probability of achievement of the goals, the Company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Compensation expense of $423,000 was recognized during the nine months ended September 30, 2014 related to performance awards. The Company expects the compensation expense to be recognized over 3.0 years.

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") for the three and nine months ended September 30, 2014 and September 30, 2013, respectively, were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
June 30, 2014	$137,352	$(4,361)	$(4,855)	$(567)	$127,569

OCI before reclassifications	(24,470)	1,634	(56)	451	(22,441)
Amount reclassified from accumulated OCI	—	—	84	11	95
Net current-period OCI	(24,470)	1,634	28	462	(22,346)

September 30, 2014	$112,882	$(2,727)	$(4,827)	$(105)	$105,223

December 31, 2013	$143,845	$(12,566)	$(5,414)	$(709)	$125,156

OCI before reclassifications	(30,963)	9,839	380	127	(20,617)
Amount reclassified from accumulated OCI	—	—	207	477	684
Net current-period OCI	(30,963)	9,839	587	604	(19,933)

September 30, 2014	$112,882	$(2,727)	$(4,827)	$(105)	$105,223

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
June 30, 2013	$117,817	$(6,743)	$(6,419)	$59	$104,714

OCI before reclassifications	17,852	(8,062)	265	(197)	9,858
Amount reclassified from accumulated OCI	—	—	(62)	78	16
Net current-period OCI	17,852	(8,062)	203	(119)	9,874

September 30, 2013	$135,669	$(14,805)	$(6,216)	$(60)	$114,588

December 31, 2012	$117,465	$2,845	$(6,785)	$(782)	$112,743

OCI before reclassifications	18,204	(17,650)	750	650	1,954
Amount reclassified from accumulated OCI	—	—	(181)	72	(109)
Net current-period OCI	18,204	(17,650)	569	722	1,845

September 30, 2013	$135,669	$(14,805)	$(6,216)	$(60)	$114,588

Reclassifications out of accumulated OCI for the nine months ended September 30, 2014 and September 30, 2013 were as follows (in thousands):

	Amount reclassified from OCI				Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Defined Benefit Plans
Service and interest costs	84	(64)	$207	$(187)	Selling, General and Administrative
Tax	—	2	—	6	Income Taxes
Total after tax	$84	$(62)	$207	$(181)

Derivatives
Foreign currency forward contracts hedging sales	$369	$(54)	$517	$(496)	Net Sales
Foreign currency forward contracts hedging purchases	(316)	128	68	453	Cost of Products Sold
Interest rate swaps	—	13	12	139	Interest Expense
Total before tax	53	87	597	96
Tax	(42)	(9)	(120)	(24)	Income Taxes
Total after tax	$11	$78	$477	$72

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

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

Charges for the year ended December 31, 2011 totaled $10,534,000 including charges for severance ($8,352,000), contract exit costs primarily related to the closure of the Hong, Denmark assembly facility ($1,788,000) and inventory write-offs ($277,000) recorded in cost of products sold and other miscellaneous costs ($117,000). The majority of the 2011 North America/HME charges were incurred for severance, primarily at the corporate headquarters as the result of the elimination of various positions principally in sales and administration in Elyria, Ohio. These eliminations were permanent reductions in workforce which primarily resulted in reduced selling, general and administrative expenses. In Europe, the charges were the result of the closure of the Company's Hong, Denmark facility. The assembly activities were transferred to other Company facilities or outsourced to third parties. This closure enabled the Company to reduce fixed operating costs related to the facility and reduce headcount with the transfer of a portion of the production to other Company facilities. The 2011 charges have been fully paid/utilized and were funded with operating cash flows.

Charges for the year ended December 31, 2012 totaled $11,395,000 including charges for severance ($6,775,000), lease termination costs ($1,725,000), building and asset write-downs, primarily related to the closure of the Hong, Denmark assembly facility, and other miscellaneous charges in Europe and Asia/Pacific ($2,404,000) and inventory write-offs ($491,000) in Asia/Pacific recorded in cost of products sold. Severance charges were primarily incurred in the North America/HME segment ($4,242,000), Asia/Pacific segment ($1,681,000) and Europe segment ($817,000). The charges were incurred as a result of the elimination of various positions as part of the Company's globalization initiatives. In addition, a portion of the North America/HME segment severance was related to positions eliminated, principally in sales and marketing as well as manufacturing, at the Company's Taylor Street facility as a result of the FDA consent decree. The savings from these charges have been reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. In Europe, positions were eliminated as a result of finalizing the exit from the manufacturing facility in Denmark and an elimination of a senior management position in Switzerland. In Asia/Pacific, at the end of October 2012, the Company's management approved a plan to restructure the Company's operations in this segment. In Australia, the Company consolidated offices / warehouses, decreased staffing and exited various activities while returning to a focus on distribution. At the Company's subsidiary, which produces microprocessor controllers, the Company decided to cease the contract manufacturing business for companies outside of the healthcare industry. Restructuring payments/utilization for the year ended December 31, 2012 were $9,381,000 and the cash payments were funded with operating cash flows. The 2012 charges have now been fully paid and were funded with operating cash flows.

Charges for the year ended December 31, 2013 totaled $9,336,000 including charges for severance ($8,282,000), lease termination costs ($698,000) and other miscellaneous charges principally in North America/HME ($356,000). Severance charges were primarily incurred in the North America/HME segment ($5,405,000), Europe segment ($1,640,000) and Asia/Pacific segment ($970,000). The charges were incurred as a result of the elimination of various positions as part of the Company's globalization

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014 initiatives. North America/HME segment severance was principally related to positions eliminated due to lost sales volumes resulting from the impact of the FDA consent decree. The savings from these charges have been reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. In Europe, severance was incurred for the elimination of certain sales and supply chain positions. In Asia/Pacific, severance was principally incurred at the Company's microprocessor controller production subsidiary as a result of the Company's decision in 2012 to cease the contract manufacturing business for companies outside of the healthcare industry. The lease termination costs were principally related to Australia as a result of the restructuring announced in 2012. Restructuring payments/utilization for the year ended December 31, 2013 were $11,844,000 and the cash payments were funded with operating cash flows and cash on hand. The majority of the 2013 charges are expected to be paid during 2014.

Restructuring continued during 2014, including the work force reduction announced during the third quarter of 2014, resulting in restructuring charges of $8,407,000 in the first nine months of 2014 related to severance costs ($6,733,000) and other costs ($1,674,000), which principally included building write-downs in the Europe and IPG segments. The severance costs were incurred primarily in the NA/HME segment, and to a lesser extent the Europe and IPG segments. The building write-down in the IPG segment was associated with the previously announced closure of the London, Canada facility. The building write-down in the European segment was associated with a facility in Sweden, which the Company exited in 2011. Restructuring payments/utilization for the nine months ended September 30, 2014 were $7,809,000 and the cash payments were funded with the Company's credit facility. The majority of the outstanding charge accruals at September 30, 2014 are expected to be paid during the next twelve months.

There have been no material changes in accrued balances related to the charges, either as a result of revisions in the plan or changes in estimates. In addition, the savings anticipated as a result of the Company's restructuring plans have been or are expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting Selling, General and Administrative expenses, and to a lesser extent, Costs of Products Sold. However, the Company expects any near-term cost savings from restructuring will be offset by the continued investment in regulatory and compliance costs related to quality system improvements at least until the Company has completed its quality systems remediation efforts.

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2010 Balance
Total	$—	$—	$—	$—	$—
Charges
NA/HME	4,755	—	—	4	4,759
IPG	123	—	—	—	123
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,352	277	1,788	117	10,534
Payments
NA/HME	(1,663)	—	—	(4)	(1,667)
IPG	(52)	—	—	—	(52)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,447)	(277)	(1,714)	(117)	(5,555)
December 31, 2011 Balance
NA/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	$4,905	$—	$74	$—	$4,979

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Charges
NA/HME	$4,242	$—	$5	$—	$4,247
IPG	35	—	—	—	35
Europe	817	—	53	1,223	2,093
Asia/Pacific	1,681	491	1,667	1,181	5,020
Total	6,775	491	1,725	2,404	11,395
Payments
NA/HME	(3,587)	—	(5)	—	(3,592)
IPG	(106)	—	—	—	(106)
Europe	(1,964)	—	(127)	(1,223)	(3,314)
Asia/Pacific	(812)	(340)	(42)	(1,175)	(2,369)
Total	(6,469)	(340)	(174)	(2,398)	(9,381)
December 31, 2012 Balance
NA/HME	3,747	—	—	—	3,747
IPG	—	—	—	—	—
Europe	595	—	—	—	595
Asia/Pacific	869	151	1,625	6	2,651
Total	5,211	151	1,625	6	6,993
Charges
NA/HME	5,405	—	164	353	5,922
IPG	267	—	—	—	267
Europe	1,640	—	—	—	1,640
Asia/Pacific	970	—	534	3	1,507
Total	8,282	—	698	356	9,336
Payments
NA/HME	(6,347)	—	(164)	(353)	(6,864)
IPG	(175)	—	—	—	(175)
Europe	(1,146)	—	—	—	(1,146)
Asia/Pacific	(1,839)	(151)	(1,660)	(9)	(3,659)
Total	(9,507)	(151)	(1,824)	(362)	(11,844)
December 31, 2013 Balance
NA/HME	2,805	—	—	—	2,805
IPG	92	—	—	—	92
Europe	1,089	—	—	—	1,089
Asia/Pacific	—	—	499	—	499
	3,986	—	499	—	4,485
Charges
NA/HME	803	—	—	—	803
IPG	340	—	—	719	1,059
Europe	378	—	—	—	378
Asia/Pacific	—	—	—	—	—
Total	$1,521	$—	$—	$719	$2,240

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Payments
NA/HME	$(1,120)	$—	$—	$—	$(1,120)
IPG	(35)	—	—	(719)	(754)
Europe	(597)	—	—	—	(597)
Asia/Pacific	—	—	(154)	—	(154)
Total	(1,752)	—	(154)	(719)	(2,625)
March 31, 2014 Balance
NA/HME	2,488	—	—	—	2,488
IPG	397	—	—	—	397
Europe	870	—	—	—	870
Asia/Pacific	—	—	345	—	345
	3,755	—	345	—	4,100
Charges
NA/HME	845	—	—	—	845
IPG	394	—	—	264	658
Europe	58	—	—	525	583
Asia/Pacific	—	—	4	—	4
Total	1,297	—	4	789	2,090
Payments
NA/HME	(1,303)	—	—	—	(1,303)
IPG	(32)	—	—	(264)	(296)
Europe	(226)	—	—	(525)	(751)
Asia/Pacific	—	—	—	—	—
Total	(1,561)	—	—	(789)	(2,350)
June 30, 2014 Balance
NA/HME	2,030	—	—	—	2,030
IPG	759	—	—	—	759
Europe	702	—	—	—	702
Asia/Pacific	—	—	349	—	349
	3,491	—	349	—	3,840
Charges
NA/HME	3,041	—	—	—	3,041
IPG	429	—	—	162	591
Europe	69	—	—	—	69
Asia/Pacific	376	—	—	—	376
Total	3,915	—	—	162	4,077
Payments
NA/HME	(1,466)	—	—	—	(1,466)
IPG	(618)	—	—	(162)	(780)
Europe	(240)	—	—	—	(240)
Asia/Pacific	(348)	—	—	—	(348)
Total	$(2,672)	$—	$—	$(162)	$(2,834)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
September 30, 2014 Balance
NA/HME	$3,605	$—	$—	$—	$3,605
IPG	570	—	—	—	570
Europe	531	—	—	—	531
Asia/Pacific	28	—	349	—	377
	$4,734	$—	$349	$—	$5,083

Income Taxes

The Company had an effective tax rate provision of 8.9% and 13.2% on losses before tax from continuing operations for the three and nine months ended September 30, 2014, respectively, compared to an expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three and nine months ended September 30, 2014 was higher than the beneficial U.S. federal statutory rate, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances except for a benefit in the United States on a small portion of the United States loss due to the intraperiod allocation with discontinued operations. The rate benefitted by taxes recognized outside the United States, excluding countries with tax valuation allowances, at an effective rate lower than the U.S. statutory rate.

The Company had an effective tax rate provision of 4.5% and 6.8% on losses before tax from continuing operations for the three and nine months ended September 30, 2013, respectively, compared to the expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three and nine months ended September 30, 2013 was higher than the beneficial U.S. federal statutory rate, principally due to losses overseas without tax benefit due to valuation allowances, foreign dividends which reduced the domestic intra-period allocation benefit in continuing operations, and the recording of a discreet adjustment of $3,143,000 related to a federal domestic valuation allowance adjustment. The rate was benefited by taxes outside the United States, excluding countries with valuation allowances that were in losses in 2013, recorded at a lower effective rate than the U.S. statutory rate.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Basic
Average common shares outstanding	32,006	31,902	32,005	31,902

Net loss from continuing operations	(28,725)	(6,274)	(62,075)	(38,325)
Net earnings from discontinued operations	13,629	22,376	15,390	77,146
Net earnings (loss)	(15,096)	16,102	(46,685)	38,821

Net loss per common share from continuing operations	$(0.90)	$(0.20)	$(1.94)	$(1.20)
Net earnings per common share from discontinued operations	$0.43	$0.70	$0.48	$2.42
Net earnings (loss) per common share	$(0.47)	$0.50	$(1.46)	$1.22

Diluted
Average common shares outstanding	32,006	31,902	32,005	31,902
Stock options and awards	188	164	211	107
Average common shares assuming dilution	32,194	32,066	32,216	32,009

Net loss from continuing operations	$(28,725)	$(6,274)	$(62,075)	$(38,325)
Net earnings from discontinued operations	$13,629	$22,376	$15,390	$77,146
Net earnings (loss)	$(15,096)	$16,102	$(46,685)	$38,821

Net loss per common share from continuing operations *	$(0.90)	$(0.20)	$(1.94)	$(1.20)
Net earnings per common share from discontinued operations	$0.42	$0.70	$0.48	$2.41
Net earnings (loss) per common share *	$(0.47)	$0.50	$(1.46)	$1.21

* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At September 30, 2014, 3,607,069 and 3,104,623 shares associated with stock options were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2014 as they were anti-dilutive. At September 30, 2014, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $15.24 and $17.55, respectively, for the three and nine months ended September 30, 2014. At September 30, 2013, 4,375,829 and 4,406,045 shares associated with stock options were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2013 as they were anti-dilutive. At September 30, 2013, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $15.88 and $15.04, respectively, for the three and nine months ended September 30, 2013. For the nine months ended September 30, 2014 and September 30, 2013, there were no shares necessary to settle a conversion spread on the convertible notes to be included in the common shares assuming dilution as the average market price of the Company stock for these periods did not exceed the conversion price.

Concentration of Credit Risk

The Company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers’ financial condition. The Company utilizes De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to the Company’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The Company retains a recourse obligation of $4,831,000 at September 30, 2014 to DLL for events of default under the contracts, which total $36,218,000 at September 30, 2014. The Company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014 and excludes any receivables repurchased by the Company from DLL. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The Company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the Company generally limits its hedges to between 60% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $42,890,000 and $118,017,000 matured for the three and nine months ended September 30, 2014 compared to forward contracts with a total notional amount in USD of $51,250,000 and $131,923,000 that matured for the three and nine months ended September 30, 2013.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	September 30, 2014		December 31, 2013
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$582	$10	$—	$—
USD / CNY	3,242	(24)	11,730	(66)
USD / CHF	97	2	486	4
USD / EUR	14,563	533	51,106	(168)
USD / GBP	604	(19)	2,686	(45)
USD / NZD	1,012	(19)	—	—
USD / SEK	479	37	2,485	58
USD / MXP	2,754	6	5,960	102
EUR / AUD	163	(11)	—	—
EUR / CAD	380	(7)	1,710	(1)
EUR / CHF	718	13	2,654	1
EUR / DKK	306	(1)	1,382	(5)
EUR / GBP	7,603	(529)	29,614	(501)
EUR / SEK	808	48	3,432	75
EUR / NOK	962	(10)	3,135	66
EUR / NZD	1,747	61	6,959	(111)
AUD / CAD	354	8	—	—
AUD / NZD	255	(13)	—	—
GBP / CHF	218	(14)	837	(26)
GBP / SEK	519	(67)	2,078	(101)
DKK / SEK	1,193	(50)	5,337	(94)
NOK / SEK	818	(39)	3,418	31
	$39,377	$(85)	$135,009	$(781)

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment entered into in 2014 and 2013, respectively, and outstanding were as follows (in thousands USD):

	September 30, 2014		December 31, 2013
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$4,200	$110	$225	$(1)
CAD / USD	4,565	(103)	—	$—
CNY / USD	3,247	(29)	—	—
EUR / USD	98,628	(1,617)	14,867	250
CHF / USD	328	(14)	1,645	35
DKK / USD	11,344	(580)	—	—
GBP / USD	8,653	(49)	—	—
NOK / USD	3,774	(52)	—	—
NZD / USD	4,500	68	3,824	(1)
SEK / USD	719	(32)	—	—
EUR / AUD	2,142	(85)	2,039	80
EUR / CAD	19	(1)	—	—
EUR / DKK	33	—	5,470	(3)
AUD / CAD	—	—	5,989	10
EUR / NOK	4	—	—	—
	$142,156	$(2,384)	$34,059	$370

The fair values of the Company’s derivative instruments were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$740	$825	$414	$1,195
Interest rate swap contracts	—	—	—	12
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	400	2,784	375	5
Total derivatives	$1,140	$3,609	$789	$1,212

The fair values of the Company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30, 2014
Foreign currency forward exchange contracts	$451	$(11)	$—
Nine months ended September 30, 2014
Foreign currency forward exchange contracts	$127	$(465)	$(22)
Interest rate swap contracts	—	(12)	—
	$127	$(477)	$(22)
Three months ended September, 2013
Foreign currency forward exchange contracts	$48	$(65)	$2
Interest rate swap contracts	(245)	(13)	—
	$(197)	$(78)	$2
Nine months ended September 30, 2013
Foreign currency forward exchange contracts	$495	$67	$37
Interest rate swap contracts	155	(139)	—
	$650	$(72)	$37

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended September 30, 2014
Foreign currency forward exchange contracts			$(2,240)
Nine months ended September 30, 2014
Foreign currency forward exchange contracts			$(2,384)
Three months ended September 30, 2013
Foreign currency forward exchange contracts			$361
Nine months ended September 30, 2013
Foreign currency forward exchange contracts			$617

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and nine months ended September 30, 2014, net sales were decreased by $369,000 and $517,000 while cost of product sold was decreased by $316,000 and increased by $68,000 for net pre-tax realized losses of $53,000 and $585,000, respectively. For the three and nine months ended September 30, 2013, net sales were increased by $54,000 and $496,000 while cost of product sold was increased by $128,000 and $453,000 for a net realized pre-tax loss of $74,000 and a gain of $43,000, respectively.

The Company recognized pre-tax expense of $12,000 for the nine months ended September 30, 2014 compared to pre-tax expense of $13,000 and $139,000 for the three and nine months ended September 30, 2013, respectively, related to interest rate swap agreements, which is reflected in interest expense on the consolidated statement of comprehensive income (loss).

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

A loss of $2,240,000 and a loss of $2,384,000 were recognized in selling, general and administrative (SG&A) expenses for the three and nine months ended September 30, 2014, respectively, compared to gains of $361,000 and $617,000 for the three and nine months ended September 30, 2013, respectively, on ineffective forward contracts and forward contracts not designated as hedging instruments that were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. Any gains/losses on the non-designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade payables.

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

The following table provides a summary of the Company’s assets and liabilities that are measured on a recurring basis (in thousands):

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
September 30, 2014
Forward Exchange Contracts—net	$(2,469)	—	$(2,469)	—
December 31, 2013
Forward Exchange Contracts—net	$(411)	—	$(411)	—
Interest Rate Swap Agreements—net	(12)	—	(12)	—

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

The carrying values and fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$29,066	$29,066	$29,785	$29,785
Other investments	642	642	998	998
Installment receivables, net of reserves	2,528	2,528	2,819	2,819
Long-term debt (including current maturities of long-term debt)	(24,688)	(23,794)	(45,286)	(46,124)
Forward contracts in Other Current Assets	1,140	1,140	789	789
Forward contracts in Accrued Expenses	(3,609)	(3,609)	(1,200)	(1,200)
Interest rate swap agreements in Accrued Expenses	—	—	(12)	(12)

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

The information by segment is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues from external customers
North America/HME	$124,258	$146,454	$383,109	$448,547
Institutional Products Group	25,151	28,083	76,072	87,135
Europe	158,505	150,265	455,263	429,650
Asia/Pacific	12,606	11,776	37,520	38,327
Consolidated	$320,520	$336,578	$951,964	$1,003,659
Intersegment revenues
North America/HME	$20,730	$20,427	$60,084	$59,443
Institutional Products Group	1,414	1,254	5,840	4,243
Europe	2,681	1,890	6,494	6,156
Asia/Pacific	7,694	6,411	20,044	19,417
Consolidated	$32,519	$29,982	$92,462	$89,259
Restructuring charges before income taxes
North America/HME	$3,041	$1,210	$4,689	$4,837
Institutional Products Group	591	36	2,308	237
Europe	69	542	1,030	722
Asia/Pacific	376	96	380	1,202
Consolidated	$4,077	$1,884	$8,407	$6,998
Earnings (loss) before income taxes
North America/HME	$(22,568)	$(11,563)	$(54,821)	$(37,808)
Institutional Products Group	(7,275)	1,010	(7,636)	1,955
Europe	12,181	13,136	33,190	27,344
Asia/Pacific	(1,736)	(2,233)	(6,835)	(9,871)
All Other (1)	(6,977)	(6,354)	(18,723)	(17,515)
Consolidated	$(26,375)	$(6,004)	$(54,825)	$(35,895)
   ________________________

(1)	Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

As a medical device manufacturer, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Most of the Company's facilities are subject to periodic inspection by the FDA or similar medical device regulatory agencies in other jurisdictions. Violations of law or regulations can result in administrative, civil and criminal penalties and sanctions, which could have a material adverse effect on the Company's business.
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

On September 12, 2014, a second amended complaint, in a lawsuit originally instituted on August 26, 2013, was filed against Invacare Corporation, Gerald B. Blouch, A. Malachi Mixon III and Patricia Stumpp, as well as outside directors Dale C. LaPorte, Michael F. Delaney and Charles S. Robb, in the U.S. District Court for the Northern District of Ohio, alleging that the defendants breached their fiduciary duties and violated the Employment Retirement Security Act (ERISA) in the administration and maintenance of the Company stock fund in the Company’s Retirement Savings Plan (401(k) Plan). The lawsuit seeks class certification and unspecified damages and attorneys' fees for participants in the Company's stock fund of the 401(k) Plan between July 22, 2010 and the present. This lawsuit has been referred to the Company's insurance carriers. The Company intends to vigorously defend this lawsuit.

Medical Device Regulatory Matters
The FDA in the United States regulates virtually all aspects of the development, testing, manufacturing, labeling, promotion, distribution and marketing of a medical device. The Company and its products are subject to the laws and regulations of the FDA and other regulatory bodies in the various jurisdictions where the Company's products are manufactured or sold. The Company's failure to comply with the regulatory requirements of the FDA and other applicable medical device regulatory requirements can subject the Company to administrative or judicially imposed sanctions or enforcement actions. These sanctions include injunctions, consent decrees, warning letters, civil penalties, criminal penalties, product seizure or detention, product recalls and total or partial suspension of production.
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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

The third, expert certification audit is an overall review of the Company's compliance with the FDA's QSR at the impacted Elyria facilities. This audit process is the most comprehensive and challenging of the three expert certification audits, and it encompasses all areas of the Company's Corporate and Taylor Street quality system. As part of this process, the Company has determined that it needs to better demonstrate that its quality system is sustainably compliant and that each subsystem is properly integrated. Accordingly, the Company has engaged additional consultants to help improve the functionality and capabilities of certain of its quality subsystems, most notably complaint handling and corrective and preventative actions (CAPA). The Company respects the comprehensive nature of the audit process and is working diligently to be in a position to ultimately demonstrate compliance to the third-party expert auditor and subsequently, the FDA.
The Company cannot predict the timing or the outcome of the final expert certification audit. According to the consent decree, once the expert's third certification audit is completed and the certification report is submitted to the FDA, as well as the Company’s own report related to its compliance status, together with its responses to any observations in the certification report, the FDA will inspect the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the FDA's QSR. If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.
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
As described above, because the limitations on production are expected to be temporary in nature, and partial production is allowed, the Company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the Company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the utilization of such raw material and with respect to expected future cash flows from production at the Taylor Street manufacturing facility, the Company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at September 30, 2014.
The majority of the production from the Taylor Street facility is "made to order" custom wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at September 30, 2014, and the inventory is expected to be fully utilized. Accordingly, the Company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at September 30, 2014. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the Company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the time frame for completion of the third-party expert certification audits and FDA inspection, the Company concluded that the value of the inventory was not excessive or impaired at September 30, 2014. However, if the Company's expectations regarding the impacts of the limitations in the consent decree or the time frame for completion of the third-party expert certification audits and FDA inspection were to change, the Company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
Although the North America/HME segment is the segment primarily impacted by the limitations in the FDA consent decree, the Asia/Pacific segment also is negatively affected as a result of the consent decree due to the lower sales volume of microprocessor controllers. During 2012, before the effective date of the consent decree, the Company started to experience decreases in net sales in the North America/HME and Asia/Pacific segments. The Company believes that those decreases were driven in large part by the consent decree which has led to delays in new product introductions and to uncertainty regarding the timing of exiting the consent decree, which limited the Company's ability to renegotiate and bid on certain customer contracts and otherwise led to a decline in customer orders.  Separately, net sales in the North America/HME segment were likely impacted by uncertainty on the part of the Company's customers as they coped with prepayment reviews and post-payment audits by the Centers for Medicare and Medicaid Services ("CMS") and contemplated their participation in the next round of National Competitive Bidding ("NCB"). The negative effect of the consent decree on customer orders and net sales in these segments has been considerable, and the Company expects to continue to experience low levels of net sales in the North America/HME and Asia/Pacific segments at least until it has successfully completed the previously-described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the Company may resume full operations at the Corporate and Taylor Street facilities. Even after the Company is permitted to resume full operations at the affected facilities, it is uncertain as to whether, or how quickly, the Company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, when compared to the Company's 2010 results, the limitations in the consent decree had, and likely will continue to have, a material adverse effect on the Company's business, financial condition and results of operations.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

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

The Company' recorded additional warranty expense for the nine months ended September 30, 2014 totaling $11,493,000 for three specific product issues. First, an expense of $6,559,000 for a field action that is under review related to a component in a stationary oxygen concentrator that was manufactured in the Company’s facility in Suzhou, China, and sold globally. The component is no longer used in production. The Company is aware of five reported incidents in Europe. There have been no reported injuries, and no incidents reported elsewhere. This expense was recorded in the European segment ($3,395,000) and North America/HME segment ($3,164,000). Second, an expense of $2,057,000 for the recall of a sieve bed component used within stationary oxygen concentrators manufactured during August 2014, which was recorded in the North America/HME segment. Third, an incremental expense of $2,877,000 related to the Company's joystick recall as a result of higher than previously anticipated response rates from large customers in the U.S. and Canada and a product mix toward higher cost joysticks, which was recorded in the North America/HME segment ($1,612,000) and the Asia/Pacific segment ($1,265,000). These warranty reserves are subject to adjustment in future periods as new developments change the Company's estimate of the total cost of these matters.
In December 2010, the Company received a warning letter from the FDA related to quality system processes and procedures at the Company's Sanford, Florida facility. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 inspectional observations to the Company, reflecting areas where the FDA does not believe the Company is in compliance with QSR requirements. The FDA had four inspectional observations, three of which related to complaint handling and CAPA and a fourth related to production process controls. The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter or other FDA enforcement related to the Sanford facility could materially and adversely affect the Company's business, financial condition, and results of operations.
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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended September 30, 2014	(in thousands)
Net sales	$55,333	$96,947	$192,482	$(24,242)	$320,520
Cost of products sold	49,799	76,819	133,533	(24,278)	235,873
Gross Profit	5,534	20,128	58,949	36	84,647
Selling, general and administrative expenses	32,124	19,765	46,375	(83)	98,181
Charge related to restructuring activities	3,149	—	928	—	4,077
Asset write-downs to intangibles	—	8,253	—	—	8,253
Income (loss) from equity investee	13,251	8,476	(63)	(21,664)	—
Interest expense	57	406	48	—	511
Earnings (Loss) from Continuing Operations before Income Taxes	(16,545)	180	11,535	(21,545)	(26,375)
Income taxes (benefit)	(1,449)	400	3,399	—	2,350
Net Earnings (Loss) from Continuing Operations	(15,096)	(220)	8,136	(21,545)	(28,725)
Net Earnings from Discontinued Operations	—	13,629	—	—	13,629
Net Earnings (loss)	$(15,096)	$13,409	$8,136	$(21,545)	$(15,096)

Other Comprehensive Income (Loss), Net of Tax	(22,346)	(5,327)	(9,521)	14,848	(22,346)

Comprehensive Income (Loss)	$(37,442)	$8,082	$(1,385)	$(6,697)	$(37,442)

Three month period ended September 30, 2013
Net sales	$60,641	$114,950	$184,299	$(23,312)	$336,578
Cost of products sold	52,454	84,997	128,232	(23,312)	242,371
Gross Profit	8,187	29,953	56,067	—	94,207
Selling, general and administrative expenses	29,046	24,223	44,310	—	97,579
Charge related to restructuring activities	1,597	36	251	—	1,884
Asset write-downs to intangibles	—	167	—	—	167
Income (loss) from equity investee	32,513	8,935	22	(41,470)	—
Interest expense (income)—net	(603)	1,107	77	—	581
Earnings (Loss) from Continuing Operations before Income Taxes	10,660	13,355	11,451	(41,470)	(6,004)
Income taxes (benefit)	(5,442)	(480)	6,192	—	270
Net Earnings (Loss) from Continuing Operations	16,102	13,835	5,259	(41,470)	(6,274)
Net Earnings from Discontinued Operations	—	22,376	—	—	22,376
Net Earnings (loss)	$16,102	$36,211	$5,259	$(41,470)	$16,102

Other Comprehensive Income (Loss), Net of Tax	9,874	220	10,135	(10,355)	9,874

Comprehensive Income (Loss)	$25,976	$36,431	$15,394	$(51,825)	$25,976

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Nine month period ended September 30, 2014	(in thousands)
Net sales	$160,054	$307,801	$554,060	$(69,951)	$951,964
Cost of products sold	144,620	234,288	384,025	(69,987)	692,946
Gross Profit	15,434	73,513	170,035	36	259,018
Selling, general and administrative expenses	95,990	62,633	136,788	(83)	295,328
Charge related to restructuring activities	5,203	(95)	3,299	—	8,407
Asset write-downs to intangibles	—	8,253	—	—	8,253
Income (loss) from equity investee	37,596	23,103	(127)	(60,572)	—
Interest expense (income)—net	(227)	1,668	414	—	1,855
Earnings (Loss) from Continuing Operations before Income Taxes	(47,936)	24,157	29,407	(60,453)	(54,825)
Income taxes (benefit)	(1,251)	—	8,501	—	7,250
Net Earnings (Loss) from Continuing Operations	(46,685)	24,157	20,906	(60,453)	(62,075)
Net Earnings from Discontinued Operations	—	15,390	—	—	15,390
Net Earnings (loss)	$(46,685)	$39,547	$20,906	$(60,453)	$(46,685)

Other Comprehensive Income (Loss), Net of Tax	(19,933)	(3,038)	(18,476)	21,514	(19,933)

Comprehensive Income (Loss)	$(66,618)	$36,509	$2,430	$(38,939)	$(66,618)

Nine month period ended September 30, 2013
Net sales	$186,453	$350,291	$535,805	$(68,890)	$1,003,659
Cost of products sold	159,884	258,609	378,287	(69,264)	727,516
Gross Profit	26,569	91,682	157,518	374	276,143
Selling, general and administrative expenses	99,338	69,085	131,640	2,694	302,757
Charge related to restructuring activities	5,078	49	1,871	—	6,998
Asset write-downs to intangibles	—	167	—	—	167
Income (loss) from equity investee	105,501	21,472	(93)	(126,880)	—
Interest expense (income)—net	(1,418)	2,819	715	—	2,116
Earnings (Loss) from Continuing Operations before Income Taxes	29,072	41,034	23,199	(129,200)	(35,895)
Income taxes (benefit)	(9,749)	(1,470)	13,649	—	2,430
Net Earnings (Loss) from Continuing Operations	38,821	42,504	9,550	(129,200)	(38,325)
Net Earnings from Discontinued Operations	—	77,146	—	—	77,146
Net Earnings (loss)	$38,821	$119,650	$9,550	$(129,200)	$38,821

Other Comprehensive Income (Loss), Net of Tax	1,845	(415)	2,228	(1,813)	1,845

Comprehensive Income (Loss)	$40,666	$119,235	$11,778	$(131,013)	$40,666

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
September 30, 2014	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$1,752	$471	$26,843	$—	$29,066
Trade receivables, net	51,229	27,551	93,472	—	172,252
Installment receivables, net	—	413	911	—	1,324
Inventories, net	24,361	27,902	113,045	(2,575)	162,733
Deferred income taxes	—	—	2,389	—	2,389
Intercompany advances, net	8,919	1,861	68,139	(78,919)	—
Other current assets	6,138	467	36,836	(6,180)	37,261
Total Current Assets	92,399	58,665	341,635	(87,674)	405,025
Investment in subsidiaries	1,430,467	477,900	—	(1,908,367)	—
Intercompany advances, net	1,022,820	1,656,292	183,397	(2,862,509)	—
Other Assets	28,990	1,031	1,980	—	32,001
Other Intangibles	366	5,456	39,997	—	45,819
Property and Equipment, net	31,056	14,407	48,018	—	93,481
Goodwill	—	16,661	431,444	—	448,105
Total Assets	$2,606,098	$2,230,412	$1,046,471	$(4,858,550)	$1,024,431
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$52,179	$7,408	$61,616	$—	$121,203
Accrued expenses	41,846	21,541	92,838	(6,180)	150,045
Current Taxes, payable and deferred	6,791	—	11,037	—	17,828
Intercompany advances, net	63,749	2,050	13,120	(78,919)	—
Short-term debt and current maturities of long-term obligations	—	8	773	—	781
Total Current Liabilities	164,565	31,007	179,384	(85,099)	289,857
Long-Term Debt	19,166	8	4,733	—	23,907
Other Long-Term Obligations	40,169	—	62,971	—	103,140
Intercompany advances, net	1,774,671	1,026,223	61,615	(2,862,509)	—
Total Shareholders’ Equity	607,527	1,173,174	737,768	(1,910,942)	607,527
Total Liabilities and Shareholders’ Equity	$2,606,098	$2,230,412	$1,046,471	$(4,858,550)	$1,024,431

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2013	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$1,401	$313	$28,071	$—	$29,785
Trade receivables, net	72,272	28,317	88,033	—	188,622
Installment receivables, net	—	452	1,110	—	1,562
Inventories, net	30,806	27,472	100,444	(3,085)	155,637
Deferred income taxes	—	—	2,761	—	2,761
Intercompany advances, net	4,179	380	44,292	(48,851)	—
Other current assets	9,970	568	35,461	(4,827)	41,172
Total Current Assets	118,628	57,502	300,172	(56,763)	419,539
Investment in subsidiaries	1,475,156	450,021	—	(1,925,177)	—
Intercompany advances, net	959,071	1,620,683	179,451	(2,759,205)	—
Other Assets	42,831	1,061	2,044	—	45,936
Other Intangibles	466	17,109	45,009	—	62,584
Property and Equipment, net	35,169	17,774	53,206	—	106,149
Goodwill	—	16,660	445,566	—	462,226
Total Assets	$2,631,321	$2,180,810	$1,025,448	$(4,741,145)	$1,096,434
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$42,521	$7,237	$66,946	$—	$116,704
Accrued expenses	30,314	17,228	90,385	(4,827)	133,100
Current Taxes, payable and deferred	5,375	—	6,884	—	12,259
Intercompany advances, net	42,314	2,124	4,413	(48,851)	—
Short-term debt and current maturities of long-term obligations	13,118	8	976	—	14,102
Total Current Liabilities	133,642	26,597	169,604	(53,678)	276,165
Long-Term Debt	25,642	61	5,481	—	31,184
Other Long-Term Obligations	53,470	—	64,806	—	118,276
Intercompany advances, net	1,747,758	959,172	52,275	(2,759,205)	—
Total Shareholders’ Equity	670,809	1,194,980	733,282	(1,928,262)	670,809
Total Liabilities and Shareholders’ Equity	$2,631,321	$2,180,810	$1,025,448	$(4,741,145)	$1,096,434

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Nine month period ended September 30, 2014	(in thousands)
Net Cash Provided (Used) by Operating Activities	$(30,886)	$(498)	$8,089	$23,433	$138
Investing Activities
Purchases of property and equipment	(1,901)	(1,030)	(6,364)	—	(9,295)
Proceeds from sale of property and equipment	—	—	9	—	9
Proceeds from sale of business	—	21,870	—	—	21,870
Other long-term assets	12,060	—	23	—	12,083
Other	40,728	(17,093)	(25)	(23,433)	177
Net Cash Provided (Used) for Investing Activities	50,887	3,747	(6,357)	(23,433)	24,844
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	201,766	—	—	—	201,766
Payments on revolving lines of credit and long-term borrowings	(220,390)	(3,091)	(2,951)	—	(226,432)
Proceeds from exercise of stock options	162	—	—	—	162
Payment of dividends	(1,188)	—	—	—	(1,188)
Net Cash Used by Financing Activities	(19,650)	(3,091)	(2,951)	—	(25,692)
Effect of exchange rate changes on cash	—	—	(9)	—	(9)
Increase (decrease) in cash and cash equivalents	351	158	(1,228)	—	(719)
Cash and cash equivalents at beginning of year	1,401	313	28,071	—	29,785
Cash and cash equivalents at end of period	$1,752	$471	$26,843	$—	$29,066

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2014

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Nine month period ended September 30, 2013	(in thousands)
Net Cash Provided (Used) by Operating Activities	$35,179	$(81,077)	$(20,736)	$65,389	$(1,245)
Investing Activities
Purchases of property and equipment	(3,234)	(3,611)	(4,241)	—	(11,086)
Proceeds from sale of property and equipment	—	11	845	—	856
Proceeds from sale of business	—	187,552	—	—	187,552
Other long-term assets	783	—	166	—	949
Other	171,353	(103,417)	—	(68,083)	(147)
Net Cash Provided (Used) for Investing Activities	168,902	80,535	(3,230)	(68,083)	178,124
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	226,189	—	23,935	—	250,124
Payments on revolving lines of credit and long-term borrowings	(431,709)	(476)	—	—	(432,185)
Payment of dividends	(1,187)	—	(2,694)	2,694	(1,187)
Net Cash Provided (Used) by Financing Activities	(206,707)	(476)	21,241	2,694	(183,248)
Effect of exchange rate changes on cash	—	—	203	—	203
Decrease in cash and cash equivalents	(2,626)	(1,018)	(2,522)	—	(6,166)
Cash and cash equivalents at beginning of year	5,774	1,018	31,999	—	38,791
Cash and cash equivalents at end of period	$3,148	$—	$29,477	$—	$32,625

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations.

OUTLOOK

In August, the Company took a first step to improve the profitability in the North America/HME and Asia/Pacific businesses by announcing a workforce restructuring that is expected to generate $14 to $15 million in annualized pre-tax savings in 2015. This workforce reduction was deemed necessary in light of the Company's financial results in 2014. As a result of this restructuring, the Company expected to incur cash restructuring charges for continuance of pay and benefits not to exceed $6 million on a pre-tax basis. The majority of the restructuring expense was recorded in the third quarter of 2014 with the remainder expected to be incurred in the fourth quarter of 2014 and the first quarter of 2015. From a cash flow perspective, the majority of the restructuring accruals are expected to be paid out within the next twelve months.

As the Company continues its work to turn around the business, the Company remains focused on managing its debt exposure. In the third quarter, the Company announced the sale of Altimate Medical and used the net proceeds of $21,870,000 to reduce total debt outstanding to $26,872,000, which included $8,000,000 drawn on the revolving credit facility, as of September 30, 2014. In addition, the Company is in negotiations to enter into a new credit facility, as its existing credit facility matures in October 2015.

The Company continued to experience pressure on its organic net sales, cash flow and operating profitability during the first nine months of 2014 and expects the same for at least as long as the injunctive phase of the consent decree is in place and then in the related recovery period thereafter. The key drivers of these pressures include the limited net sales of those power wheelchairs impacted by the consent decree, volume declines in lifestyle products, ongoing quality systems remediation costs and the related diversion of resources, which also has impacted the Company’s ability to introduce new products. The net sales decline of power wheelchairs is largely due to the FDA consent decree, which limits the manufacture and distribution of power and manual wheelchairs at or from the Taylor Street manufacturing facility to only those products having properly completed verification of medical necessity (VMN) documentation. The VMN is a signed document from a clinician, and in some instances a physician, that certifies that the product is deemed medically necessary for a particular patient's condition, which cannot be adequately addressed by another manufacturer's product or which is a replacement of a patient's existing product. The Company is focused on completing its expert certification audits in order to proceed to the expected FDA inspection of the Corporate and Taylor Street facilities. If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full production at the impacted facilities.
The North America/HME segment also is being negatively impacted by market factors including the ongoing pre- and post-payment Medicare audits of home medical equipment providers, which the Company believes adversely impacts the utilization of lifestyle products. In addition, this segment has been negatively impacted by a shift toward lower cost products that are subject to National Competitive Bidding (NCB). The Company continued to closely monitor the roll-out of the second round of NCB, which became effective in 91 additional metropolitan statistical areas (MSAs) on July 1, 2013. The Company has worked closely with providers over the last three years in preparation for NCB, offering programs to assist them in improving their operational efficiency, as well as addressing its product portfolio to address market opportunities. The Company believes that products such as the HomeFill® Oxygen System can enable providers an opportunity to reduce costs and transform their business model. The Company estimates that, for the nine months ended September 30, 2014, approximately $226,000,000 or 84% of the net sales of its U.S. HME equipment business, the major division within the North America/HME segment, were products sold to homecare providers included in the NCB product categories across the United States. When the Company's products are ordered by HME customers, the Company does not know if the products are then billed by the customer for Medicare, Medicaid or private pay reimbursement or sold as cash sales. However, industry studies have shown historically that approximately 40% of HME providers' revenues on average are from sales paid by Medicare. Additionally, the Centers for Medicare and Medicaid Services ("CMS") estimated in its July 2014 Proposed Rule that the first two rounds of NCB, which include a total of 100 metropolitan statistical areas, account for approximately 50% of Medicare's spending on durable medical equipment. Taking the $226,000,000 of U.S. HME net sales of NCB bid categorized product for the nine months ended September 30, 2014 and applying the previously mentioned 40% and then the 50% estimate, the portion of the Company's revenues from products potentially exposed to NCB for 2014 may have been approximately $45,200,000. By January 1, 2016, CMS expects to begin expanding NCB to 100% of the Medicare population. It also is worth noting that this estimate does not include other potential pricing pressures that also could impact HME providers from other payors. The impact of NCB on net sales is hard to measure, as the Company does not have zip code level visibility into customers' sales, rental data or Medicare fulfillment data.
The Company had a net loss from continuing operations of $0.90 and $1.94 per share for the three and nine months ended September 30, 2014, respectively, compared to a net loss of $0.20 and $1.20 per share, respectively, for the same periods a year ago. These results are indicative of the continued pressures on the Company's net sales and margins that were present throughout 2013 and into 2014. The Company expects to continue to experience decreased net sales primarily in the North America/HME segment at least until it has successfully completed the previously described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the Company may resume full operations at its corporate and Taylor Street manufacturing facilities. Even after the Company receives the FDA notification that it may resume full operations at its Taylor Street facility, it is uncertain as to whether, or how quickly, the Company will be able to rebuild net sales to more typical historical levels, irrespective of market conditions. Accordingly, the Company expects that these challenges will likely negatively impact the Company's operating results throughout 2014.
STATUS OF THE CONSENT DECREE

The Company's quality systems team, which has been expanded over the last few years, has been developing action plans relating to our quality systems remediation. With the help of the consulting firm that the Company engaged earlier this year, the Company is working diligently to improve the functionality and capabilities of certain quality subsystems, most notably complaint handling and corrective and preventative actions (CAPA). However, the Company has more work to do in order to have a sustainable and integrated quality system.

The FDA consent decree at the Corporate and Taylor Street facilities in Elyria, Ohio, requires that a third-party expert perform three separate certification audits. In order to resume full operations, the third-party certification audit reports must be submitted to the FDA for review and acceptance. The Company already has received the FDA's acceptance of two of the three certification reports.

The Company cannot predict the timing or the outcome of the final expert certification audit. According to the consent decree, once the expert's third certification audit is completed and the certification report is submitted to the FDA, as well as the Company’s own report related to its compliance status, together with its responses to any observations in the certification report, the FDA will inspect the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the FDA's Quality System Regulation (QSR). If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.

See the “Contingencies” note to the financial statements contained in Item 1 of this Form 10-Q and “Forward-Looking Statements” contained below in this Item.

RESULTS OF CONTINUING OPERATIONS

Except for free cash flow, the financial information for all periods excludes the results of discontinued operations. Discontinued operations include ISG, the Company's former domestic medical supplies business that was divested on January 18, 2013, Champion, the Company's former domestic medical recliner business for dialysis clinics that was divested on August 6, 2013, and Altimate, the Company's former manufacturer of stationary standing assistive devices for use in patient rehabilitation that was divested on August 29, 2014. Champion and Altimate were part of the Institutional Products Group segment. For more information, see the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Net Sales. Consolidated net sales for the quarter ended September 30, 2014 decreased 4.8% to $320,520,000 versus $336,578,000 for the same period last year. Foreign currency translation increased net sales by 1.2 percentage points. Organic net sales, which the Company defines as the difference between reported net sales and foreign currency translation, for the quarter decreased by 6.0% over the same period last year as increased net sales in the European and Asia/Pacific segments were more than offset by net sales decline in the North America/HME segment, primarily in respiratory products, as well as a decline in net sales for the IPG segment. Regarding sales of products manufactured from the Taylor Street facility, which included some products sold outside of North America/HME and is impacted by the Company's consent decree with the United States Food and Drug Administration (FDA), net sales were approximately $11,900,000 in the third quarter of the current year compared to approximately $12,000,000 in the third quarter of last year.

Net sales for the nine months ended September 30, 2014 decreased 5.2% to $951,964,000 versus $1,003,659,000 for the same period last year. Foreign currency translation increased net sales by 1.3 percentage points. Organic net sales, which the Company defines as the difference between reported net sales and foreign currency translation, for the quarter decreased by 6.5% over the same period last year as increased net sales in the European segment were more than offset by declines in all other segments. The Company estimates that sales of products manufactured from the Taylor Street facility, which included some products sold outside of the North America/HME segment, were approximately $31,900,000 in the first nine months of 2014 compared to approximately $43,700,000 in the first nine months of last year. The net sales for the first nine months of 2013 benefited from the fulfillment of quotes and orders which existed prior to the effective date of the FDA consent decree.

Europe

For the quarter, European net sales increased 5.5% to $158,505,000 versus $150,265,000 for the third quarter last year with foreign currency translation increasing net sales by 2.8 percentage points. The organic net sales increase of 2.7% was primarily related to increases in net sales of lifestyle and mobility and seating products. For the nine months ended September 30, 2014, European net sales increased 6.0% to $455,263,000 versus $429,650,000 for the same period last year as foreign currency translation increased net sales by 3.7 percentage points. The organic net sales increase of 2.3% was primarily related to increases net sales of lifestyle and mobility and seating products, which were partially offset by declines in respiratory products.

North America/Home Medical Equipment (HME)

North America/HME net sales decreased 15.2% for the quarter to $124,258,000 as compared to $146,454,000 for the same period a year ago with foreign currency translation decreasing net sales by 0.4 of a percentage point. The organic net sales decrease of 14.8% was driven by declines in all product categories. The net sales decline in respiratory products is primarily attributable to a significant shipment of Invacare® Homefill® oxygen systems to a large national account last year which did not repeat in the current year. The net sales decline in lifestyle products was impacted by market factors including the ongoing pre- and post-payment Medicare audits of home medical equipment providers, which the Company believes adversely impacts the utilization of lifestyle products. In addition, the segment has been negatively impacted by a shift toward lower cost products for certain lifestyle products that are subject to National Competitive Bidding. The net sales decline in mobility and seating products was primarily driven by reduced net sales of scooter products, which the Company decided to exit domestically. While the mobility and seating product category has been impacted by the FDA consent decree, which limits production of custom power wheelchairs and seating systems at the Taylor Street manufacturing facility, net sales of power wheelchairs in this segment were comparable in the third quarter 2014 versus the same period last year. Power wheelchairs ordered from the Taylor Street facility continued to be fulfilled with properly completed VMN documentation. However, the number of new domestic power wheelchair units shipped from the facility in the third quarter of 2014 and 2013 represented only approximately 11.5% and 11.2%, respectively, of the pre-consent decree domestic units shipped in the third quarter of 2012.

For the nine months ended September 30, 2014, net sales decreased 14.6% to $383,109,000 as compared to $448,547,000 for the same period a year ago with foreign currency translation decreasing net sales by 0.5 of a percentage point. The organic net sales decrease of 14.1% was driven by declines in all product categories, which were primarily attributable to factors similar to those that drove the third quarter decline.

Institutional Products Group (IPG)

IPG net sales for the quarter decreased 10.4% to $25,151,000 compared to $28,083,000 for the same period last year as foreign currency decreased net sales by 0.1 of a percentage point. Organic net sales decreased by 10.3% driven primarily by declines in bed sales. Net sales for the nine months ended September 30, 2014 decreased 12.7% to $76,072,000 compared to $87,135,000 for the same period last year as foreign currency decreased net sales by 0.2 of a percentage point. Organic net sales decreased by 12.5% driven primarily by declines in bed sales and declines in interior design projects.

Asia/Pacific

Asia/Pacific net sales increased 7.0% for the quarter to $12,606,000 as compared to $11,776,000 for the same period a year ago. Organic net sales increased 2.9% as foreign currency translation increased net sales by 4.1 percentage points. This increase in net sales was primarily attributable to volume increases at the Company's distribution business in Australia, partially offset by declines in both the Company's subsidiary that produces microprocessor controllers and the New Zealand distribution business. Net sales for the nine months ended September 30, 2014 decreased 2.1% to $37,520,000 as compared to $38,327,000 for the same period a year ago. Organic net sales decreased 2.2% as foreign currency translation increased net sales by 0.1 percentage points. This decrease in net sales was primarily attributable to declines at the Company's subsidiary that produces microprocessor controllers and the New Zealand distribution business. This was partially offset by growth in the Company's Australian distribution business.

Gross Profit. Consolidated gross profit as a percentage of net sales for the three and nine months ended September 30, 2014 was 26.4% and 27.2%, respectively, compared to 28.0% and 27.5%, respectively, in the same periods last year. Gross margin for the third quarter of 2014 includes warranty expense of $9,256,000, or 2.9 percentage points, related to three specific product issues. First, an expense of $6,559,000 for a field action that is under review related to a component in a stationary oxygen concentrator that was manufactured in the Company’s facility in Suzhou, China, and sold globally. The component is no longer used in production. The Company is aware of five reported incidents in Europe. There have been no reported injuries, and no incidents reported elsewhere. This expense was recorded in the European segment ($3,395,000) and North America/HME segment ($3,164,000).

Second, an expense of $2,057,000 for the recall of a sieve bed component used within stationary oxygen concentrators manufactured during August 2014, which was recorded in the North America/HME segment. Third, an incremental expense of $640,000 related to the Company's joystick recall as a result of a product mix toward higher cost joysticks, which was recorded in the North America/HME segment ($304,000) and Asia/Pacific segment ($336,000). Excluding the incremental warranty expense recorded in 2014 for the three specific product issues, gross margin as a percentage of net sales for the third quarter of 2014 increased 1.3 percentage points as compared to the third quarter of last year, primarily driven by product cost reductions.

Gross margin for the first nine months of 2014 includes warranty expense of $11,493,000, or 1.2 percentage points, related to three specific product issues. First, an expense of $6,559,000 for a field action related to stationary oxygen concentrators noted above which was recorded in the European segment ($3,395,000) and North America/HME segment ($3,164,000). Second, an expense of $2,057,000 for the recall of a sieve bed component which was recorded in the North America/HME segment. Third, an incremental expense of $2,877,000 related to the Company's joystick recall as a result of higher than previously anticipated response rates from larger customers in the U.S. and Canada and a shift in the product mix toward higher cost joysticks. This expense was recorded in the North America/HME segment ($1,612,000) and Asia/Pacific segment ($1,265,000). Gross margin for the nine months ended 2013 included warranty expense of $3,800,000, or 0.4 of a percentage point, related to the Company's joystick recall recorded in the Asia/Pacific segment ($3,400,000) and NA/HME segment ($400,000). Excluding the warranty expense recorded in 2014 for the three specific product issues and the warranty expense recorded in 2013 for the joystick recall, gross margin as a percentage of net sales for the first nine months of 2014 increased 0.5 of a percentage point as compared to the same period of 2013, primarily driven by product cost reductions. These warranty reserves are subject to adjustment in future periods as new developments change the Company's estimate of the total cost of these matters.

For the first nine months of the year, gross profit in Europe as a percentage of net sales increased 1.3 percentage points compared to the same period last year. Gross profit was favorably impacted by favorable customer and product mix and lower product costs, including favorable foreign currency transactions. Gross profit for the nine months ended September 30, 2014 was negatively impacted by 0.7 of a percentage point for the incremental warranty expense of $3,395,000 recorded in the third quarter of 2014 related to the potential field action described above for a stationary oxygen concentrator component that is no longer being used in production.

For the first nine months of the year, North America/HME gross profit as a percentage of net sales decreased by 3.3 percentage points compared to the same period last year. The decline in margins was primarily as a result of unfavorable sales mix toward lower margin customers and lower margin products and increased warranty expense of $6,833,000 in the first nine months of 2014 related to the three product issues discussed above as compared to $400,000 in the first nine months of 2013 related to the joystick recall which negatively impacted margin by 1.8 percentage points and 0.1 of a percentage point, respectively.

For the first nine months of the year, IPG gross profit as a percentage of net sales increased 3.4 percentage points compared to the same period last year. The increase in margin is primarily attributable to reduced warranty and research and development expenses.

For the first nine months of the year, gross profit in Asia/Pacific as a percentage of net sales increased by 0.7 percentage points compared to the same period last year. The increase was primarily attributable to lower warranty expense related to the Company's power wheelchair joystick recall with $1,265,000 recorded in the first nine months of 2014 as compared to $3,400,000 recorded in the first nine months of 2013. For the nine months ended September 30, 2014 and September 30, 2013, the joystick recall negatively impacted margins by 3.4 and 8.9 percentage points, respectively. Excluding the warranty expense recorded for the joystick recall in both years, gross profit as a percentage of net sales declined due to reduced volumes and unfavorable absorption of fixed costs at the Company's subsidiary which produces microprocessor controllers.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales for the three and nine months ended September 30, 2014 was 30.6% and 31.0%, respectively, compared to 29.0% and 30.2%, respectively, for the same period a year ago. SG&A expenses increased by $602,000, or 0.6%, for the quarter and decreased by $7,429,000, or 2.5%, for the first nine months of 2014 compared to the same periods a year ago with foreign currency translation increasing SG&A expenses by $844,000, or 0.8 percentage points, for the quarter and by $2,649,000, or 0.8 percentage points, for the first nine months. Excluding foreign currency translation, SG&A costs decreased for the three and nine months ended September 30, 2014 by $242,000, or 0.2%, and $10,078,000, or 3.3%, respectively, compared to the same periods a year ago. SG&A expense decreased for the quarter compared to the same quarter last year despite a $1,900,000 increase in regulatory and compliance expense, primarily due to higher consulting costs, and a $1,800,000 incremental expense related to the retirement of an executive officer of the Company. The executive officer retirement expense is recorded in the Other segment. These increased costs were entirely offset by reduced associate and bad debt expenses.

The decrease in SG&A expense for the nine months ended September 30, 2014 compared to the same period a year ago was primarily the result of lower associate, consulting and bad debt expenses partially offset by incremental costs of $2,758,000 related to the retirement two executive officers of the Company.

European SG&A expenses increased by 8.2%, or $2,685,000, for the quarter and increased by 6.9%, or $6,831,000, for the first nine months of 2014 compared to the same periods a year ago, with foreign currency translation increasing SG&A expenses by approximately $859,000, or 2.6 percentage points, for the quarter and by approximately $3,548,000, or 3.6 percentage points, for the first nine months of the year. Excluding the foreign currency translation impact, SG&A expenses increased by $1,826,000, or 5.6%, for the quarter and increased by $3,283,000, or 3.3%, for the first nine months of the year primarily due to increased associate costs.

SG&A expenses for North America/HME decreased 3.3%, or $1,602,000, and decreased 8.0%, or $12,256,000, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods a year ago. Foreign currency translation decreased SG&A expenses by $173,000, or 0.4 of a percentage point, for the quarter and decreased SG&A expenses by $762,000, or 0.5 of a percentage point, for the first nine months of the year. Excluding the foreign currency translation, SG&A expenses decreased $1,429,000, or 2.9 percentage points, for the quarter and $11,494,000, or 7.5 percentage points, for the first nine months of the year. The decrease in expense for the quarter was primarily attributable to reduced associate costs and bad debt expense partially offset by increased regulatory and compliance costs. The expense decrease for the first nine months of the year was principally due to reduced associate, bad debt and consulting expenses, including regulatory and compliance costs.

SG&A expenses for IPG decreased by 3.0%, or $323,000, for the quarter and decreased by 4.7%, or $1,569,000, for the first nine months of the year compared to the same periods a year ago. Foreign currency translation decreased SG&A expenses by $42,000, or 0.4 of a percentage point, for the quarter and decreased SG&A expenses by $103,000, or 0.3 of a percentage point, for the first nine months of the year. The SG&A expense decrease for the quarter and first nine months was primarily attributable to lower associate costs.

Asia/Pacific SG&A expenses decreased 2.9%, or $158,000, for the quarter and decreased 2.6%, or $435,000, for the first nine months of the year, with foreign currency translation increasing SG&A expenses by approximately $200,000, or 3.6 of a percentage point, in the quarter and decreasing SG&A expenses by approximately $34,000, or 0.2 percentage points, in the first nine months of the year. Excluding the foreign currency translation impact, SG&A expenses decreased by $358,000, or 6.5%, for the quarter and decreased by $401,000, or 2.4%, for the first nine months of the year. The year-to-date decrease in expense is largely attributable to reduced bad debt, associate and consulting expenses.

 Charge Related to Restructuring Activities. Restructuring continued during the third quarter of 2014 and totaled $4,077,000, including the workforce reduction which was announced during the third quarter of 2014. Restructuring charges for the nine months ended September 30, 2014 were $8,407,000 related to severance costs ($6,733,000) and other costs ($1,674,000), which principally included building write-downs in the Europe and IPG segments. The severance costs were incurred principally in the NA/HME segment, and to a lesser extent the Europe and IPG segments. The building write-down in the IPG segment was associated with the previously announced closure of the London, Canada facility. The building write-down in the European segment was associated with a facility in Sweden, which the Company exited in 2011. Restructuring charges of $1,884,000 and $6,998,000 for the three and nine months ended September 30, 2013, respectively, were incurred principally for severance in NA/HME and to a lesser extent Europe and Asia/Pacific as a result of the permanent elimination of certain positions. The majority of the outstanding restructuring accruals at September 30, 2014 are expected to be paid out within the next twelve months.

Asset Write-downs Related to Intangible Assets. The Company evaluates the carrying value of its intangible assets whenever events or circumstances indicate possible impairment. As a result, in the third quarter of 2014, the Company recorded an intangible asset impairment write-down charge of $8,253,000 in the IPG segment, as the actual and remaining cash flows associated with the intangibles were less than the cash flows originally used to value the intangibles, primarily driven by reduced net sales. The intangible assets write-down was related to a customer list and non-compete intangible assets. In the third quarter of 2013, the Company decided to cease business operations at its subsidiary that offered repair services to U.S. homecare and long-term care medical equipment providers. As a result, the Company recognized an intangible asset impairment write-down charge of $167,000 related to a customer list intangible asset in the NA/HME segment.

Interest. Interest expense decreased to $549,000 and $2,284,000 for the three and nine months ended September 30, 2014, respectively, compared to $639,000 and $2,355,000, respectively, for the same periods a year ago, representing decreases of 14.1% and 3.0%, respectively. The decrease in the third quarter of this year compared to the same period a year ago was primarily attributable to the use of the net proceeds from the sale of Altimate to decrease debt levels. Interest income was $38,000 and $429,000 for the three and nine months ended September 30, 2014, respectively, as compared to $58,000 and $239,000, respectively, for the same periods last year due to interest received on a German valued added tax (VAT) claim partially offset by a reduction in the volume of financing provided to customers.

Income Taxes. The Company had an effective tax rate provision of 8.9% and 13.2% on losses before tax from continuing operations for the three and nine months ended September 30, 2014, respectively, compared to an expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three and nine months ended September 30, 2014 was higher than the beneficial U.S. federal statutory rate, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances except for a benefit in the United States on a small portion of the United States loss due to the intraperiod allocation with discontinued operations. The rate benefitted by taxes recognized outside the United States, excluding countries with tax valuation allowances, at an effective rate lower than the U.S. statutory rate.

The Company had an effective tax rate provision of 4.5% and 6.8% on losses before tax from continuing operations for the three and nine months ended September 30, 2013, respectively, compared to the expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three and nine months ended September 30, 2013 was higher than the beneficial U.S. federal statutory rate, principally due to losses overseas without tax benefit due to valuation allowances, foreign dividends which reduced the domestic intra-period allocation benefit in continuing operations, and the recording of a discreet adjustment of $3,143,000 related to a federal domestic valuation allowance adjustment. The rate was benefited by taxes outside the United States, excluding countries with valuation allowances that were in losses in 2013, recorded at a lower effective rate than the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) and working capital management.

The Company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, decreased by $21,123,000 to $26,872,000 at September 30, 2014 from $47,995,000 as of December 31, 2013. The Company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $2,184,000 and $2,709,000 as of September 30, 2014 and December 31, 2013, respectively. The debt decrease during the first nine months was principally a result of utilizing the net proceeds of $21,870,000 from the sale of Altimate. The Company's cash and cash equivalents were $29,066,000 at September 30, 2014, down from $29,785,000 as of December 31, 2013. At September 30, 2014, the Company had outstanding borrowings of $8,000,000 on its revolving credit facility versus $28,109,000 as of December 31, 2013.

The Company's borrowing capacity and cash on hand were utilized for normal operations during the period ended September 30, 2014. Debt repurchases, acquisitions, divestitures, the timing of vendor payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the Company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. For the nine months ended September 30, 2014, the outstanding borrowings on the Company's revolving credit facility varied from a low of $8,000,000 to a high of $66,300,000. While the Company has cash balances in various jurisdictions around the world, there are no material restrictions under the credit facility regarding the use of such cash for dividends within the Company, loans or other purposes.

On January 31, 2014, the Company entered into an Amended and Restated Credit Agreement which contains certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates and capital expenditures. There also are financial covenants that currently require the Company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Amended and Restated Credit Agreement) and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Amended and Restated Credit Agreement). On September 30, 2014, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the "Amendment") which provided the Company with additional flexibility on its financial covenants through the duration of the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement, as amended by the Amendment, among other things, provided for the following:

•	An increase in the maximum leverage ratio for the first three quarters of 2014, with quarterly ratios as described in the following table:

Fiscal Quarter Ending	Maximum Leverage Ratio
March 31, 2014	4.75	to	1.00
June 30, 2014	4.50	to	1.00
September 30, 2014	4.00	to	1.00
December 31, 2014 and thereafter	3.50	to	1.00
The quarterly minimum interest coverage ratio remained 3.50 to 1.00 in the Amended and Restated Credit Agreement.

•
In calculating the Company’s EBITDA for purposes of determining the leverage and interest coverage ratios, the Amended and Restated Credit Agreement allows the Company to add back to EBITDA up to $20,000,000 for one-time cash restructuring charges incurred after May 30, 2013, which is an incremental increase of $5,000,000 from the terms of the Prior Credit Agreement. The Amendment on September 30, 2014 allows for an additional add back to EBITDA for warranty expense accrued up to $10,000,000 and subtracts related cash payments when made in future periods.

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
As a result of the Amended and Restated Credit Agreement, the Company incurred $351,000 in fees in the first quarter of 2014 which were capitalized and are being amortized through October 2015. In addition, as a result of reducing the capacity of the facility from $250,000,000 to $100,000,000, the Company wrote-off $1,070,000 in previously capitalized fees in the first quarter of 2014, which is reflected in the expense of the North America / HME segment.
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

As of September 30, 2014, the Company's leverage ratio for the trailing twelve months was 1.76 and the Company's interest coverage ratio for the trailing twelve months was 7.17 compared to a leverage ratio of 2.30 and an interest coverage ratio of 7.51 for the trailing twelve months as of December 31, 2013. The September 30, 2014 leverage ratio reflects a net positive adjustment to adjusted EBITDA (as defined in the Amended and Restated Credit Agreement) of $9,058,000 as permitted under the provision of the September 30, 2014 Amendment allowing for the add back of warranty expense accruals up to $10,000,000 and the subtraction of related cash payments when paid. This net positive adjustment was comprised of warranty expense of $9,256,000 offset by cash payments of $198,000 related to the three specific product issues accrued for in the third quarter of 2014. As of September 30, 2014, the Company was in compliance with all covenant requirements and under the most restrictive covenant of the Company's borrowing arrangements, the Company had the capacity to borrow up to an additional $43,902,000. In future quarters, the utilization of the warranty accruals for the three specific product issues will negatively impact the operating cash flows of the Company and the leverage ratio. In addition, future payments expected to be made to the two executive officers who retired in 2014 will also negatively impact the operating cash flows of the Company and could impact the leverage ratio if cash on hand or cash flow generation is not sufficient to cover the payments and the Company has to borrow the funds. Compliance with the ratios is tested at the end of the quarter in accordance with the Amended and Restated Credit Agreement.

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

Based on the Company's current expectations, the Company believes that its cash balances and available borrowing capacity under its senior credit facility or any alternative credit facility that the Company may establish should be sufficient to meet working capital needs, capital requirements and commitments for at least the next twelve months. However, the Company's ability to satisfy its liquidity needs will depend on many factors, including the operating performance of the business, the Company's ability to successfully complete in a timely manner the third-party expert certification audit and FDA inspection contemplated under the consent decree and receipt of the written notification from the FDA permitting the Company to resume full operations, as well as the Company's continued compliance with the covenants under its credit facility. Notwithstanding the Company's expectations, if the Company's operating results decline substantially more than it currently anticipates, or if the Company is unable to successfully complete the consent decree-related third-party expert certification audit and FDA inspection (including as a result of any need to complete significant additional remediation arising from the third-party expert certification audits or the FDA inspection), the Company may be unable to comply with the financial covenants, and its lenders could demand repayment of the amounts outstanding under the Company's credit facility.

As a result, continued compliance with, in particular, the leverage covenant under the Company's credit facility is a high priority, which means the Company has remained focused on generating sufficient cash and managing its expenditures. In addition, the Company has reviewed options relating to its capital structure, and is actively negotiating for the establishment of a new credit facility as its existing credit facility matures in October 2015. The existing credit facility has been accounted for as a current liability since October 2014 and will remain so until a new credit facility is finalized. The Company also may examine alternatives such as raising additional capital through permitted asset sales. In addition, if necessary or advisable, the Company may seek to further amend or renegotiate its credit facility in order to remain in compliance. The Company has increased the number and amount of letters of credit over the last year and additional increases regarding letters of credit may be required in future periods. The Company can make no assurances that under such circumstances its financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to the Company, if at all.

The Company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. At September 30, 2014, the Company had $13,350,000 aggregate principal amount outstanding of its Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the Company believes that its exposure to interest rate fluctuations is manageable as the Company has the ability to utilize swaps to exchange variable rate debt for fixed rate debt, if needed, and the Company expects that it will be able to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of September 30, 2014, the weighted average floating interest rate on revolving credit borrowings was 2.66% compared to 2.39% as of December 31, 2013.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of September 30, 2014. The Company estimates that capital investments for 2014 could approximate between $15,000,000 and $20,000,000, compared to actual capital expenditures of $14,158,000 in 2013. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures. The Amended and Restated Credit Agreement, entered into on January 31, 2014, limits the Company's annual capital expenditures to $25,000,000.

CASH FLOWS

Cash flows provided by operating activities were $138,000 for the first nine months of 2014, compared to cash flows used by operating activities of $1,245,000 in the first nine months of 2013. The cash flow in 2014 was primarily driven by an increase in accounts payable and accrued expenses as well as a benefit from higher receivable collections principally offset by the net loss for the period and higher inventory levels. Operating cash flows for the first nine months of 2014 was negatively impacted by payments related to the retirement of two executive officers totaled $2,474,000. Operating cash flow for the first nine months of 2013 was negatively impacted by accelerated payments and fees paid related to the sale of ISG.

Cash flows provided by investing activities were $24,844,000 for the first nine months of 2014, compared to cash provided of $178,124,000 in the first nine months of 2013. The significant change in investing cash flow was primarily attributable to the receipt of $187,552,000 in net proceeds resulting from the sale of ISG and Champion last year compared to net proceeds of $21,870,000 for the sale Altimate in the current year. In addition, the Company sold life insurance assets of $12,250,000 in the first nine months of 2014 to fund payments, including future payments, as a result of the retirement of two executives in 2014. The majority of the future payments are expected to be paid out by the end of the first quarter of 2015 which will negatively impact operating cash flows for the Company.

Cash flows used by financing activities were $25,692,000 in the first nine months of 2014 compared to cash flow used of $183,248,000 in the first nine months of 2013. Cash flows used in the first nine months of 2014 and 2013 reflected the net pay down in debt with the proceeds from the sale of Altimate in 2014 and ISG and Champion in 2013.

During the first nine months of 2014, free cash flow was negative $3,009,000 compared to negative $3,670,000 in the first nine months of 2013. The negative free cash flow in 2014 was primarily driven by the net loss for the period and higher inventory levels partially offset by an increase in accounts payable and accrued expenses as well as a benefit from higher receivable collections. The nine months of 2013 were negatively impacted by accelerated payments and fees related to the sale of ISG. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities, excluding net cash flow impact related to restructuring activities, less purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided (used) by operating activities	$138	$(1,245)
Plus: Net cash impact related to restructuring activities	6,139	7,805
Less: Purchases of property and equipment—net	(9,286)	(10,230)
Free Cash Flow	$(3,009)	$(3,670)

DIVIDEND POLICY

On August 12, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of October 2, 2014, which was paid on October 10, 2014.  At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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
The Company continues to closely monitor the credit-worthiness of its customers and adhere to tight credit policies. In 2013, the Centers for Medicare and Medicaid Services announced new Medicare prices which became effective in July 2013 for the second round of the NCB program, which was expanded to include 91 additional MSAs. By January 1, 2016, CMS expects to begin expanding NCB to 100% of the Medicare population. The Company believes the changes announced could have a significant impact on the collectability of accounts receivable for those customers which are in the MSA locations impacted and which have a portion of their revenues tied to Medicare reimbursement. As a result, this is an additional risk factor which the Company considers when assessing the collectability of accounts receivable.

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

Warranty

Generally, the Company’s products are covered by warranties against defects in material and workmanship for various periods depending on the product from the date of sale to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The Company continuously assesses the adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the Company’s warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the Company does consider other events, such as a product field actions and recalls, which could warrant additional warranty reserve provision. See Current Liabilities in the Notes to the Consolidated Financial Statements for a reconciliation of the changes in the warranty accrual.

Accounting for Stock-Based Compensation

The Company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The Company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the Company continues to use a Black-Scholes valuation model. As of September 30, 2014, there was $11,093,000 of total unrecognized compensation cost from stock-based compensation arrangements granted under the Company's 2013 Plan and previous plans, which is related to non-vested options and shares, and includes $5,491,000 related to restricted stock awards, $3,546,000 related to non-qualified stock options and $2,056,000 related to performance share awards.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on September 30, 2014 debt levels, a 1% change in interest rates would impact annual interest expense by approximately $80,000. Additionally, the Company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company’s financial condition or results of operations.

On January 31, 2014, the Company entered into an Amended and Restated Credit Agreement which provides for a $100,000,000 senior secured revolving credit facility maturing in October 2015 at variable rates. As of September 30, 2014, the Company had outstanding $13,350,000 in principal amount of 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $2,184,000 is included in equity. Accordingly, while the Company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the Company does not currently need to immediately re-finance any of its debt. However, the Company’s Amended and Restated Credit Agreement contains covenants with respect to, among other items, consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage, as defined in the agreement.

On September 30, 2014, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”), by and among the Company, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as administrative agent, which amended the Amended and Restated Credit Agreement, dated as of January 31, 2014, by and among the Company and the other parties named therein.

The Amendment, among other things, provides the Company with additional flexibility on its financial covenants through the duration of the Amended and Restated Credit Agreement. Specifically, the Amendment amends the definition of consolidated EBITDA under the Amended and Restated Credit Agreement so that, in calculating the Company’s maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Amended and Restated Credit Agreement) and the Company’s minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Amended and Restated Credit Agreement), it provides an add-back to consolidated EBITDA for warranty expense accruals up to $10,000,000 and subtracts cash payments when actually paid in future periods.
As of September 30, 2014, the Company was in compliance with all covenant requirements, but should it fall out of compliance with these requirements, the Company would have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; regulatory proceedings or the Company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the Company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of Company facilities and governmental enforcement actions; product liability or warranty claims; product recalls, including more extensive recall experience than expected; compliance costs, limitations on the production and/or distribution of the Company's products, inability to bid on or win certain contracts, unabsorbed capacity utilization, including fixed costs and overhead, or other adverse effects of the FDA consent decree of injunction; any circumstances or developments that might further delay or adversely impact the results of the final, most comprehensive third-party expert certification audit or FDA inspection of the Company's quality systems at the Elyria, Ohio, facilities impacted by the FDA consent decree, including any possible requirement to perform additional remediation activities or further resultant delays in receipt of the written notification to resume operations (which could have a material adverse effect on the Company's business, financial condition, liquidity or results of operations); the failure or refusal of customers or healthcare professionals to sign verification of medical necessity (VMN) documentation or other certification forms required by the exceptions to the FDA consent decree; possible adverse effects of being leveraged, including interest rate or event of default risks, including those relating to the Company's financial covenants under its credit facility (particularly as might result from the impacts associated with the FDA consent decree even in light of the new credit agreement amendment); the Company's inability to satisfy its liquidity needs, including efforts to establish a new credit agreement, or additional costs to do so; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the Medicare National Competitive Bidding program); impacts of the U.S. Affordable Care Act of 2010 (such as, for example, the impact on the Company of the excise tax on certain medical devices, which began on January 1, 2013, and the Company's ability to successfully offset such impact); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; exchange rate or tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs or new product platforms that deliver the anticipated benefits; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the Company's costs of producing or acquiring the Company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt arising from depressed market prices for Company shares; provisions of Ohio law or in the Company's debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in the Company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the Company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2014, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014, in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
In December 2012, the Company reached agreement with the FDA on the terms of the consent decree of injunction with respect to the Company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the Company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The Company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the Company must successfully complete a third-party expert certification audit at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, the FDA. After the final certification report is submitted to the FDA, along with the Company’s own report as to its compliance as well as responses to any observations in the certification report, the FDA will perform an inspection of the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the Quality System Regulation (QSR) and the consent decree. The FDA has the authority to inspect at any time. If satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.
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
The third, expert certification audit is an overall review of the Company's compliance with the FDA's QSR at the impacted Elyria facilities. This audit process is the most comprehensive and challenging of the three expert certification audits, and it encompasses all areas of the Company's Corporate and Taylor Street quality system. As part of the process, the Company has determined that it needs to better demonstrate that its quality system is sustainably compliant and that each subsystem is properly integrated. Accordingly, the Company has engaged additional consultants to help improve the functionality and capabilities of certain of its quality subsystems, most notably complaint handling and corrective and preventative actions (CAPA). The Company respects the comprehensive nature of the audit process and is working diligently to be in a position to ultimately demonstrate compliance to the third-party expert auditor and subsequently, the FDA.
The Company cannot predict the timing or the outcome of the final expert certification audit. According to the consent decree, once the expert's third certification audit is completed and the certification report is submitted to the FDA, as well as the Company’s own report related to its compliance status, together with its responses to any observations in the certification report, the FDA will inspect the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the FDA's QSR. If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.
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
As previously disclosed, in December 2010, the Company received a warning letter from the FDA related to quality system processes and procedures at the Company's Sanford, Florida facility. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 inspectional observations to the Company, reflecting areas where the FDA does not believe the Company is in compliance with QSR requirements. The FDA had four inspectional observations, three of which related to complaint handling and CAPA and a fourth related to production process controls. At the time of filing of this Quarterly Report on Form 10-Q, this matter remains pending. See Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the period ending December 31, 2013.
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

On September12, 2014, a second amended complaint, in a lawsuit originally instituted on August 26, 2013, was filed against Invacare Corporation, Gerald B. Blouch, A. Malachi Mixon III and Patricia Stumpp, as well as outside directors Dale C. LaPorte,

Michael F. Delaney and Charles S. Robb, in the U.S. District Court for the Northern District of Ohio, alleging that the defendants breached their fiduciary duties and violated the Employment Retirement Security Act (ERISA) in the administration and maintenance of the Company stock fund in the Company’s Retirement Savings Plan (401(k) Plan). The lawsuit seeks class certification and unspecified damages and attorneys' fees for participants in the Company's stock fund of the 401(k) Plan between July 22, 2010 and the present. This lawsuit has been referred to the Company's insurance carriers. The Company intends to vigorously defend this lawsuit.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the Company during the three months ended September 30, 2014.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
7/1/2014	-	7/31/2014	—	$—	—	2,453,978
8/1/2014	-	8/31/2014	—	—	—	2,453,978
9/1/2014	-	9/30/2014	—	—	—	2,453,978
Total			—	$—	—	2,453,978
________________________

(1)
No shares were repurchased between July 1, 2014 and September 30, 2014 or surrendered to the Company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees by the Company.

(2)
In 2001, the Board of Directors authorized the Company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the Company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the Company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The Company purchased no shares pursuant to this Board authorized program during the quarter ended September 30, 2014.

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

INVACARE CORPORATION

Date:	November 6, 2014	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Interim President and Chief Financial Officer
(As Principal Executive, Financial and Accounting Officer and on behalf of the registrant)