Form 10-K
period 2014-12-31
INVACARE CORP
filed 2015-02-26
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the 28,687,335 Common Shares of the Registrant held by non-affiliates was $526,986,344 and the aggregate market value of the 4,573 Class B Common Shares of the Registrant held by non-affiliates was $84,006. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by The New York Stock Exchange on June 30, 2014, which was $18.37. For purposes of this information, the 2,368,807 Common Shares and 1,080,174 Class B Common Shares which were held by Executive Officers and Directors of the Registrant were deemed to be the Common Shares and Class B Common Shares held by affiliates.
As of February 24, 2015, 31,029,535 Common Shares and 1,084,747 Class B Common Shares were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2014.

INVACARE CORPORATION
2014 ANNUAL REPORT ON FORM 10-K CONTENTS

PART I

Item 1.        Business.

GENERAL

Invacare Corporation is a leading manufacturer and distributor in its estimated $4.0 billion core global and geographic markets for medical equipment used in the home and long-term care settings, based upon its distribution channels, breadth of product line and net sales. The Company designs, manufactures and distributes an extensive line of health care products for the non-acute care environment, including the home health care and extended care markets. The Company revises and expands its product lines to meet changing market demands and currently offers numerous product lines. The Company sells its products principally to home health care and medical equipment providers, distributors and government locations in the United States, Europe, Canada, New Zealand, Australia and Asia. Invacare’s products are sold through its worldwide distribution network by its sales force, telesales associates and independent manufacturers’ representatives and distributors.

Invacare is committed to design and deliver the best value in medical products, which promote recovery and active lifestyles for people requiring home and other non-acute health care. Invacare pursues this vision by:

•	designing and developing innovative and technologically superior products;

•	ensuring continued focus on the Company’s primary market—the non-acute health care market;

•	marketing the Company’s broad range of products;

•	driving efficiency and innovation through the use of the Company’s global resources;

•	providing a professional and cost-effective sales, customer service and distribution organization;

•	supplying innovative provider support and product line extensions;

•	building a strong referral base among health care professionals;

•	continuously advancing and recruiting top management candidates;

•	empowering all employees;

•	providing a performance-based reward environment;

•	pursuing excellence through ongoing improvements to its quality systems to achieve sustainable regulatory compliance; and

•	continually striving for superior quality throughout the organization.

The Company is a corporation organized under the laws of the State of Ohio in 1971. When the Company was acquired in December 1979 by a small group of investors, it had $19.5 million in net sales and a limited product line of lifestyle wheelchairs and patient aids. Invacare's net sales in 2014 were approximately $1.3 billion thus yielding a 13% compound average annual sales growth rate since 1979. Based upon the Company’s distribution channels, breadth of product line and net sales, Invacare is a leading company in many of the following major, non-acute, medical equipment categories: power and manual wheelchairs, homecare bed systems and home respiratory therapy.

The Company’s executive offices are located at One Invacare Way, Elyria, Ohio, 44036 and its telephone number is (440) 329-6000. In this report, “Invacare” and the “Company” refer to Invacare Corporation and, unless the context otherwise indicates, its consolidated subsidiaries.

THE HOME MEDICAL EQUIPMENT INDUSTRY

The home medical equipment (HME) market includes home health care products, physical rehabilitation products and other non-disposable products used for the recovery and long-term care of patients. As healthcare spending continues to escalate around the world, the Company believes that homecare is a significant part of the solution for healthcare reform. A report from the United Nations, World Population Ageing 2013, states that the number of people age 60 years and older will more than double from 841 million people in 2013 to more than 2 billion in 2050. With the costs of healthcare continuing to increase, the Company believes that patients will increasingly seek "the right care, in the right place, at the right cost." Invacare believes that homecare is the "trifecta" of healthcare: it is patient preferred, has better clinical outcomes and is more cost-effective than institutionalized care.

North America Market

While institutional care likely will remain an important part of the health care system, the Company believes it is not the best and most cost-effective environment of care for many patients, particularly those with chronic medical conditions. It appears that the steady growth in United States Medicare-aged patients with chronic illnesses is placing unprecedented pressure on the financial stability and sustainability of the Medicare program. The Company believes that these patients largely prefer care and treatment provided to them in their home. Initiatives by the United States government, such as patient-centered medical homes and Accountable Care Organizations, can align incentives for healthcare providers to partner closely across all medical specialties and settings and have the potential to significantly alter the trajectory of rising health care costs.

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

Technological advances have made medical equipment increasingly adaptable for use in the home. Current hospital procedures often allow for earlier patient discharge, thereby lengthening recuperation periods outside of the traditional institutional setting. In addition, continuing medical advances prolong the lives of adults and children, thus increasing the demand for home medical care equipment. As health care consumers, the baby boomer population likely will have strong opinions and preferences about their treatment settings. Data from the AARP Public Policy Institute and a Harris Interactive poll suggest that 89 percent of people aged 50 and older want to receive medical services in their home as they age and 65 percent would prefer home care while recuperating from surgery.

The Company believes that home health care and home medical equipment will play a significant role in reducing health care costs. The Agency of Healthcare Research & Quality, along with Johns Hopkins, examined extensively the benefits of Hospital at Home and those studies indicate that the Hospital at Home program results in lower length of stay, costs, readmission rates and complications than traditional inpatient care. In addition, surveys indicate higher levels of patient and family member satisfaction with homecare than with traditional care. Costs of care were 32% lower for Hospital at Home patients than for hospital inpatients, and ever critical readmission rates were 42% for Hospital at Home patients, compared with 87% for hospital inpatients.

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

Reimbursement

The Company is affected by government regulation and reimbursement policies in virtually every country in which the Company operates. In the United States, the growth of health care costs has increased at rates in excess of the rate of inflation and as a percentage of GDP for several decades. A number of efforts to control the federal deficit have impacted reimbursement levels for government sponsored health care programs, and private insurance companies and state Medicaid programs often peg their reimbursement levels to Medicare.

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

North America/HME

This segment primarily includes: Mobility and Seating, Lifestyle and Respiratory Therapy product lines as discussed below. This segment comprised 40.0%, 44.2% and 47.7% of the net sales from continuing operations in 2014, 2013 and 2012, respectively.

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

Seating and Positioning Products. Invacare manufactures and markets seat cushions, back supports and accessories under three series: the Invacare® Seating & Positioning series provides simple seating solutions; the Invacare® Matrx® Series includes versatile modular seating; and the Invacare® PinDot® series offers custom seating solutions.

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

Pressure Relieving Sleep Surfaces.  Invacare distributes a complete line of therapeutic pressure relieving overlays and mattress replacement systems for the prevention and treatment of pressure ulcers. The Invacare® Softform® and microAIR® brand names feature a broad range of pressure relieving foam mattresses or powered mattress replacements with alternating pressure, low-air-loss or rotational mattresses, which redistribute weight and assist with moisture management. These mattresses are designed to provide comfort, support and relief to those patients who are immobile or have limited mobility and spend a great deal of time in bed.

Patient Transport. Invacare manufactures and/or distributes products needed to assist in transferring individuals from surface to surface (bed to chair) or transporting from room to room. Designed for use in the home or institutional settings, these products include patient lifts and slings, and a series of mobile, multi-functional recliners.

RESPIRATORY THERAPY PRODUCTS

Non-Delivery Oxygen. Trends in the industry continue to be toward a non-delivery oxygen therapy model. The Invacare® HomeFill® Oxygen System is an ambulatory oxygen technology that forms the basis for a non-delivery model and allows patients to fill their own high-pressure cylinders from an oxygen concentrator within the home. Published industry data suggests a large portion of the costs associated with home oxygen therapy are directly associated with the delivery and delivery-related activities required to meet the ambulatory oxygen therapy needs of patients. Technology such as the Invacare® HomeFill® Oxygen System allows providers to virtually eliminate time-consuming and costly service calls associated with cylinder and/or liquid oxygen deliveries while at the same time enhancing patient care.

Rounding out Invacare’s non-delivery respiratory offerings are the Invacare® SOLO2® portable oxygen Concentrator and the Invacare® XPO2™ portable oxygen concentrator, both of which have been approved by the U.S. Federal Aviation Administration (FAA) for use on board commercial jets while in flight. The SOLO2® portable concentrator offers continuous flow oxygen up to three liters per minute or pulse dose oxygen delivery in settings 1-5 and is portable and easy to operate. The XPO2™ portable concentrator is a small, lightweight portable product that offers oxygen in pulse dose settings of 1-5.

Stationary Oxygen Concentrators. Invacare oxygen concentrators are manufactured under the Perfecto2™ and Platinum™ brand names and are available in five and 10 liter models. All Invacare stationary concentrators are designed to provide patients with durable equipment and reliable oxygen either in the home or a healthcare setting.

OTHER PRODUCTS AND SERVICES

Invacare also provides its customers with service offerings, including repair services and replacement parts.

Institutional Products Group (IPG)

Invacare, operating as Invacare Continuing Care, Invacare Continuing Care Canada, Invacare Outcomes Management and Dynamic Medical Systems, is a manufacturer and distributor of healthcare furnishings including beds, case goods, safe patient handling equipment and negative pressure wound therapy into the long-term care markets, and certain other home medical equipment and accessory products. In addition, this segment includes rental of certain home medical equipment through providers and institutions for the North American market. This segment also provides interior design services for nursing homes and assisted living facilities involved in renovation and new construction. This segment comprised 8.1%, 8.4% and 8.9% of the net sales from continuing operations in 2014, 2013 and 2012, respectively.

Asia/Pacific

The Company’s Asia/Pacific operations consist of Invacare Australia and Invacare New Zealand, which distribute a range of home medical equipment including mobility and seating, lifestyle and respiratory therapy products to homecare and long-term care markets; and Dynamic Controls, a manufacturer of electronic operating components used in power wheelchairs, scooters, respiratory and other products. This segment comprised 3.8%, 3.7% and 4.8% of the net sales from continuing operations in 2014, 2013 and 2012, respectively.

Europe

The Company’s European operations operate as a “common market” with sales throughout Europe. The European segment comprised 48.1%, 43.7% and 38.6% of the net sales from continuing operations in 2014, 2013 and 2012, respectively.

The Company manufactures and/or assembles or refurbishes both manual and power wheelchair products at the following European facilities: Invacare UK Ltd. in the United Kingdom, Invacare Poirier S.A.S. in France, Invacare (Deutschland) GmbH in Germany and Alber GmbH in Germany. Manual wheelchair products are also manufactured and/or assembled at Invacare Portugal, Kuschall AG in Switzerland and Invacare Rea AB in Sweden. The Company's facility in Portugal continues to assemble beds, mainly for the Southern European markets and patient lifts for the whole of Europe. Personal care products are manufactured at Aquatec GmbH in Germany, Invacare REA Sweden manufactures Dolomite products and Invacare UK Ltd. manufactures therapeutic support surfaces products. Seating and positioning products are manufactured at Invacare UK Ltd. or imported from Invacare’s Motion Concepts in Canada. Oxygen products, such as concentrators and HomeFill® oxygen systems, are imported from Invacare U.S. or China operations.

Discontinued Operations

Invacare distributed numerous lines of branded medical supplies including ostomy, incontinence, diabetic, enteral, wound care and urology products as well as home medical equipment, including lifestyle products through Invacare Supply Group, Inc. (ISG), which was sold on January 18, 2013. Invacare manufactured and sold medical recliners for dialysis clinics through Champion Manufacturing, Inc. (Champion), a subsidiary of Invacare that was sold on August 6, 2013. Invacare also manufactured and sold stationary standing assistive devices for use in patient rehabilitation through Altimate Medical, Inc., a subsidiary that was divested on August 29, 2014. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations.

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

Invacare has urged providers to take a ‘fleet management’ approach, utilizing one manufacturer for a provider’s product fleet, which results in a number of efficiencies and a solid foundation for their business model. The Company continued to add resources to a dedicated page on its website focused on ‘Business Solutions’ promoting both fleet management and enhanced patient care with blog posts, videos, eBooks and product information.

While fleet management is still the Company's preferred marketing route, pressures from National Competitive Bidding (NCB) and government reimbursement audits have become significant considerations for durable medical equipment providers in the United States. In 2014, Invacare recognized that some providers needed additional product options, including single-user products. As a result, Invacare began to leverage low-cost single user products from its ProBasics® brand products business across its North American sales force.

The Company also markets products and services to the continuing care market through a specialized sales force, a national rentals and services organization and a team of clinical professionals who call on clinical decision makers. Products from the Institutional Product Group (IPG) include beds and resident room furnishings, safe patient handling equipment, bathing, durable medical equipment and clinical therapies, such as therapeutic support surfaces and negative pressure wound therapy. IPG sales and marketing organizations consist of field sales representatives and independent representative agencies supported by a marketing group that generates awareness and demand at skilled nursing facilities for Invacare products and services. IPG also provides interior design services and products for nursing homes and assisted living facilities involved with renovation and new construction.

The Company contributes extensively to editorial coverage in trade publications concerning the products the Company manufactures, and Company representatives attend numerous trade shows and conferences on a national and regional basis in which Invacare products are displayed to providers, health care professionals, managed care professionals and consumers. “Yes, you can.®” continues to be Invacare's global tagline and is used in Company advertisements and on the Invacare global website, as it is indicative of the “can do” attitude of many of the people who use the Company's products. In everything it does, the Company strives to leave its stakeholders with its brand promise - Making Life's Experiences Possible™.

The Company also continues to improve performance and usability of www.invacare.com and its related websites. In addition, the Company uses the Internet to drive consumer awareness of its products. In 2014, the Company continued its focus on the Do More With Oxygen™ website, Invacare's online community targeted towards those who are affected by respiratory ailments, specifically COPD. The audience includes people with respiratory ailments, caregivers and respiratory therapists. Visitors to the site can view videos, download guides for topics like "COPD 101", read daily blog posts to learn more about traveling with COPD, learn how to live a healthy lifestyle and how to care for a loved one dealing with COPD. Invacare is taking the lead by creating an environment for those dealing with similar ailments to come together and learn more. Ultimately, the website advocates an active lifestyle that can be achieved through use of oxygen devices such as the Invacare® HomeFill® oxygen system and the Invacare® XPO2® and Invacare® SOLO2® portable oxygen concentrators. Leads generated by this website are shared with approved home medical equipment providers.

The Company also drives consumer awareness of its products through its sponsorship of a variety of wheelchair sporting events and support of various philanthropic causes benefiting the consumers of the Company's products. The Company continued its sponsorships of individual wheelchair athletes and teams, including several of the top-ranked male and female racers, hand cyclists and wheelchair tennis players in the world. The Company continued its support of disabled veterans through its sponsorship of the 34th National Veterans Wheelchair Games, the largest annual wheelchair sports event in the world. The games bring a competitive and recreational sports experience to military service veterans who use wheelchairs for their mobility needs due to spinal cord injury, neurological conditions or amputation.

Europe

The Company’s European operations consist primarily of manufacturing, marketing and distribution operations in Western Europe and export sales activities through local distributors elsewhere in the world. The Company has a sales force and, where appropriate, distribution centers in the United Kingdom, France, Germany, Belgium, Portugal, Spain, Italy, Denmark, Sweden, Switzerland, Austria, Norway and the Netherlands, and sells through distributors elsewhere in Europe, Russia, the Middle East and Africa. In markets where the Company has its own sales force, product sales are typically made through dealers of medical equipment and, in certain markets, directly to government agencies. In 2014, as in previous years, pricing comparison across borders along with regionalization of customers and consolidation of customers is driving the development of pan European pricing policies and control. The Company has partially centralized its product distribution through its European Distribution Center which is focused on further optimizing logistics and increasing service levels to customers.

Invacare continues to sponsor wheelchair sporting events including European Hand cycling Federation (EHF) and FIPFA (power chair football association) events, as well as high-profile individuals and athletes with disabilities.

Asia/Pacific

The Company's Asia/Pacific segment is comprised of Australia, New Zealand, Japan, Korea and South East Asia related to its Australia and New Zealand distribution businesses.

Invacare Australia and Invacare New Zealand both sell through three distribution channels:

•	Mobility and Seating products are sold via a dealer network in Australia and directly in New Zealand. Almost all sales are directly government funded;

•	Homecare products are sold via a dealer network that sells products to the consumer market; and

•	Long-Term Care products are sold via a dealer network in Australia and directly to aged care facilities in New Zealand

2014 was a year of consolidation of the indirect business model for Australia with double-digit growth in sales being experienced. Invacare New Zealand is a market leader for mobility and rehabilitation products in New Zealand. A significant portion of the direct sales are government funded and controlled by capped budgets.

Invacare Australia and New Zealand continued marketing efforts to increase demand for Invacare product in 2014. Customer relationship management and marketing automation tools have been used extensively to increase customer demand of Invacare products. Invacare Australia and New Zealand focused their respective sponsorship efforts around a small number of key athletes who participated in premier sporting events. Invacare also is a sponsor of the "Oz Day 10K" classic where the streets of Sydney are closed for a wheelchair race on Australia Day. Invacare is a sponsor of the Attitude Trust and is naming sponsor for the Disabled Sports Person of the Year award that is held as part of the Attitude Awards on World Disability Day in New Zealand.

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

PRODUCT DEVELOPMENT AND ENGINEERING
In 2014, Invacare was proud to introduce select products that improved upon and renewed its current offerings. The following are some of Invacare's notable new products for 2014:

•
Invacare Europe introduced the Invacare® TDX® SP2 power wheelchair. This next-generation center-wheel drive power wheelchair is an enhancement of the previous version and comes in two different wheelbase sizes, utilizing the Invacare® Modulite seating system. With a brand new design and improved serviceability, the TDX® SP2 power wheelchair maintains the strengths of Invacare® SureStep® and Stability Lock suspension systems.

•
The Invacare® Dahlia® passive manual wheelchair was introduced in Europe with both 30-degree and 45-degree tilt option. This wheelchair meets the demand for a passive wheelchair with a smaller footprint and more active consumer.

•
The Company introduced the Invacare® Fox foldable power wheelchair in Europe. The Fox® power wheelchair is packed with innovation to make life more manageable for everyday consumers. Featuring a modular, lightweight and compact design, it offers excellent maneuverability indoors with adjustable seating for different consumer needs. Its pendulum axis and optimized battery position ensure excellent outdoor traction.

•
Invacare introduced the Aquatec® Dot shower stool in the European segment in September 2014. The Dot is a lightweight, height adjustable shower stool for added safety and comfort in the shower. With a wide height adjustment range and high load capacity, the Dot covers a broad range of consumers and usage scenarios.

•
The Invacare® Accent bed, which was launched in the United Kingdom in August, is a new variant of the successful Invacare® Medley Ergo product family. The Medley Ergo is known as the most ergonomic bed solution in a home care situation and the Accent expands these features into the value segment.

•
Invacare Europe introduced the Alber® Twion® power assist for manual wheelchairs in April 2014. This is the fastest power-assist with up to 10km/h (6.2 mph), lightweight, quiet and offers the option of Smartphone connectivity with Bluetooth interface.

•
Invacare Europe also introduced the Invacare® Colibri scooter. This line of stylish, simple and colorful micro-scooters was awarded the prestigious Reddot design award. With the unique Invacare LiteLockTM system the scooter can easily be taken apart without any tools and it fits neatly into any car trunk.

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

North America

The Company has focused its factories in North America on the production of powered mobility and custom manual wheelchairs and seating products, the fully integrated manufacture of homecare and institutional care beds, the final assembly of respiratory therapy products and the integrated component fabrication, painting and final assembly of a variety of standard manual wheelchairs and personal care products. The Company operates three major factories located in Elyria, Ohio; Sanford, Florida; and Reynosa, Mexico. During 2014, the Company closed its major facility in London, Ontario. Production of case goods manufactured in London were transferred to the Invacare plant in Sanford, Florida. The long-term care beds production in London, Ontario was outsourced to a third-party with established FDA-registered manufacturing capabilities around the world. The third-party manufacturer has a significant focus on medical devices, including acute care bed production.

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

GOVERNMENT REGULATION

The Company is affected by government regulation and reimbursement policies in virtually every country in which it operates. Government regulations and health care policy differ from country to country, and within some countries (most notably the U.S., European Union, Australia and Canada), from state to state or province to province. Changes in regulations and health care policy take place frequently and can impact the size, growth potential and profitability of products sold in each market.

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

The Company has continued its proactive efforts to try to influence public policy that impacts home and community-based, non-acute health care. The Company has been very active with federal legislation and regulatory policy makers. The Company believes that these efforts have given the Company a competitive advantage in two ways. First, customers frequently express appreciation for the Company’s efforts on behalf of the entire industry. Second, sometimes the Company has the ability to anticipate and plan for changes in public policy, unlike most other HME manufacturers who must react to change after it occurs.

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

Consent Decree.

In December 2012, the Company reached an agreement with the FDA on the terms of a consent decree of injunction with respect to the Company's corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. The consent decree, which was filed as an exhibit to the Company's Form 8-K filed on December 20, 2012, became effective December 21, 2012. The injunction limits the Company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also temporarily limited design activities related to wheelchairs and power beds that took place at the impacted Elyria, Ohio facilities. The Company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and recordkeeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. In addition, the Company was able to fulfill purchase orders and quotes that were in the Company's order fulfillment system prior to the effective date of the decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the Company must successfully complete a third-party expert certification audit and receive written notification from the FDA. The expert certification audit will be followed by an FDA inspection of the Company's compliance with the FDA's Quality System Regulation (QSR) governing manufacturing of medical devices. The certification audit is comprised of three distinct reports, which include:

•
First, the third-party expert inspected the qualification and validation procedures and documentation for equipment and processes at the Taylor Street manufacturing facility. The first certification audit was successfully completed during 2013. The FDA notified the Company on May 13, 2013 that it had accepted the first certification report. Following receipt of that notification, the Company's Taylor Street facility was permitted to resume supplying parts and components for the future manufacturing of medical devices at other Company facilities.

•
Second, the third-party expert reviewed the Company’s design control systems at the Corporate and Taylor Street facilities. The second certification audit also was successfully completed during 2013. The FDA notified the Company on July 16, 2013 that it had accepted the second certification report, after which the Company was permitted to resume design activities at the Corporate and Taylor Street facilities related to power wheelchairs and power beds.

•
The third, expert certification audit is an overall review of the Company's compliance with the FDA's QSR at the impacted Elyria facilities. This audit process is the most comprehensive and challenging of the three expert certification audits, and it encompasses all areas of the Company's Corporate and Taylor Street quality system. As part of the process, the Company has determined that it needs to better demonstrate that its quality system is sustainably compliant and that each subsystem is properly integrated. With the help of a consulting firm the Company engaged in 2014, the Company's internal subject matter experts are executing on its action plans to improve the functionality and capabilities of certain quality subsystems, most notably complaint handling and corrective and preventative actions (CAPA). The Company has identified the root causes of the issues that need to be addressed in order to achieve sustainable compliance and is working through quality implementation plans that will enable the Company to achieve the appropriate solution. As of the date of this Annual Report on Form 10-K, the Company is making progress, but the Company still has work to do, including process improvements for addressing complaint data, before the Company can verify the effectiveness of its solutions and complete the third-party expert certification audit.

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
Other FDA Matters.

In December 2010, the Company received a warning letter from the FDA related to quality system processes and procedures at the Company's Sanford, Florida facility. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 containing four inspectional observations, three of which related to complaint handling and CAPA and a fourth related to production process controls. The Company has timely filed its response with the FDA and continues to work on addressing the FDA observations. At the time of filing of this Annual Report on Form 10-K, this matter remains pending. See Item 1A. Risk Factors.

In January 2014, the FDA conducted inspections at the Company’s manufacturing facility in Suzhou, China and at the Company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Form 483 to the Company after these inspections, and the Company submitted its responses to the agency in a timely manner.

From time to time, the Company may undertake voluntary recalls or field corrective actions of the Company’s products to correct product issues that may arise. These actions are necessary to ensure the Company's products adhere to high standards of quality and safety. The Company continues to strengthen its programs to better ensure compliance with applicable regulations and actively keeps abreast of proposed regulations, particularly those which could have a material adverse effect on the Company.

During 2014, the Company initiated a recall related to a component in a stationary oxygen concentrator that was manufactured in the Company’s facility in Suzhou, China, and sold globally. In addition, the Company initiated a recall of a sieve bed component used within stationary oxygen concentrators manufactured in the Company's facility in Sanford, Florida during August 2014 and impacted the North America/HME segment. Finally, the Company continued to conduct the joystick recall that was launched in 2013, which involved the replacement of potentially affected joysticks due to an anomaly discovered in a portion of the joystick components in the field. This recall impacted the North America/HME and Asia/Pacific segments. The Company has warranty reserves for these recalls, which are discussed further in the "Current Liabilities" and “Contingencies” Notes to the Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

EMPLOYEES

As of December 31, 2014, the Company had approximately 5,200 employees.

FOREIGN OPERATIONS AND EXPORT SALES

The Company also markets its products for export to other foreign countries. In 2014, the Company's products were sold in over 100 countries. For information relating to net sales, operating income and identifiable assets of the Company’s foreign operations, see Business Segments in the Notes to the Consolidated Financial Statements.

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

FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; regulatory proceedings or the Company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the Company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of Company facilities and governmental enforcement actions; product liability or warranty claims; product recalls, including more extensive recall experience than expected; compliance costs, limitations on the production and/or distribution of the Company's products, inability to bid on or win certain contracts, unabsorbed capacity utilization, including fixed costs and overhead, or other adverse effects of the FDA consent decree of injunction; any circumstances or developments that might further delay or adversely impact the results of the final, most comprehensive third-party expert certification audit or FDA inspection of the Company's quality systems at the Elyria, Ohio, facilities impacted by the FDA consent decree, including any possible requirement to perform additional remediation activities or further resultant delays in receipt of the written notification to resume operations (which could have a material adverse effect on the Company's business, financial condition, liquidity or results of operations); the failure or refusal of customers or healthcare professionals to sign verification of medical necessity (VMN) documentation or other certification forms required by the exceptions to the FDA consent decree; possible adverse effects of being leveraged, including interest rate or event of default risks; the Company's inability to satisfy its liquidity needs in light of monthly borrowing base movements and daily cash needs of the business under its new asset-based lending credit facility; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the Medicare National Competitive Bidding program); impacts of the U.S. Affordable Care Act of 2010 (such as, for example, the impact on the Company of the excise tax on certain medical devices, and the Company's ability to successfully offset such impact); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; exchange rate or tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs or new product platforms that deliver the anticipated benefits; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the Company's costs of producing or acquiring the Company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt arising from depressed market prices for Company shares; provisions of Ohio law or in the Company's debt agreements, shareholder rights plan or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in the Company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the Company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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
The consent decree, which was filed as an exhibit to the Company's Form 8-K filed on December 20, 2012, became effective December 21, 2012. The injunction limits the Company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility in Elyria, Ohio. The decree also temporarily limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. However, the Company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. In addition, the Company was able to fulfill purchase orders and quotes that were in the Company's order fulfillment system prior to the effective date of the decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the Company must successfully complete a third-party expert certification audit and receive written notification from the FDA. The certification audit is comprised of three distinct reports. The first two of the three certification reports were completed and accepted by the FDA during 2013. The final and most comprehensive certification audit was initiated during 2013, but has not yet been completed. The timing of the third certification audit is uncertain. After completion of the third certification report, the Company then must submit its own report related to its compliance status and its responses to any observations by the third-party expert or by the FDA from prior inspections. The Company will not be able to resume full operations at the corporate and Taylor Street facilities until the FDA issues written notice that it has found the facilities to be in compliance. Within 30 days of receiving the Company’s report, according to the terms of the consent decree, the FDA will begin a comprehensive inspection of the corporate and Taylor Street facilities.
It is not possible for the Company to estimate the timing of completion of the third certification report, or the timing or potential response of the FDA's inspection and subsequent written notification. Further significant delays in the timing of the completion of the final third-party expert certification audit, the FDA's inspection or written notification to resume operations, or any need to complete significant additional remediation as a result of the final third-party expert certification audit or the FDA inspection could have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.
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
During the pendency of the consent decree negotiations in 2012, and during its effectiveness since December 21, 2012, the Company has experienced significant pressures on its net sales and operating results. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company expects to continue to experience pressure on net sales and profitability, particularly in the North America/HME segment, until it has successfully completed the previously described final third-party expert certification audit and FDA inspection and has received written notification from the FDA that the Company may resume full operations. Even after the Company receives the FDA notification, it is uncertain as to whether, or how quickly, the Company will be able to rebuild net sales and profitability to more typical historical levels, irrespective of market conditions. If the Company is unable to obtain FDA approval to resume full operations, the Company may be required to restructure its business strategy to rebuild profitability, and there can be no assurance that it would be successful in doing so.

The Company’s failure to comply with medical device regulatory requirements or receive regulatory clearance or approval for the Company’s products or operations in the United States or abroad could adversely affect the Company’s business.
The Company’s medical devices are subject to extensive regulation in the United States by the FDA, and by similar governmental authorities in the foreign countries where the Company does business. The FDA regulates virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing. In addition, the Company is required to file reports with the FDA if the Company’s products may have caused, or contributed to, a death or serious injury, or if they malfunction and would be likely to cause, or contribute to, a death or serious injury if the malfunction were to recur. In general, unless an exemption applies, the Company’s mobility and respiratory therapy products must receive a pre-market clearance from the FDA before they can be marketed in the United States. The FDA also regulates the export of medical devices to foreign countries. The Company cannot be assured that any of the Company’s devices, to the extent required, will be cleared by the FDA through the pre-market clearance process or that the FDA will provide export certificates that are necessary to export certain of the Company’s products. Export certificates are required for the Company to have its products registered for sale in certain foreign countries. In connection with the FDA warning letter received by the Company's Sanford, Florida facility in December 2010, as described below, the FDA has refused to provide new export certificates for Company products until the matters covered in the warning letter are resolved. Currently, the Company cannot obtain new certificates of export for Sanford, Florida facility products until the warning letter has been closed and for Taylor Street facility products until the Company has exited the injunctive phase of the consent decree. The inability to obtain export certificates for products produced at its Taylor Street or Sanford facilities has limited the Company's ability to support new foreign markets with such products.

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

As part of its regulatory function, the FDA routinely inspects the sites of medical device companies, and in 2010, 2011 and 2014, the FDA inspected certain of the Company's facilities. In December 2012, the Company and the FDA agreed to a consent decree of injunction affecting the Company's Corporate facility and its Taylor Street manufacturing facility in Elyria, Ohio. See the previous Risk Factor regarding the FDA consent decree. In addition, in December 2010, the Company received a warning letter from the FDA related to quality system processes and procedures at the Company's Sanford, Florida facility. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 containing four inspectional observations, three of which related to complaint handling and corrective and preventative actions (CAPA) and a fourth related to production process controls. The Company is executing a comprehensive quality systems remediation plan that is intended to address all of the FDA's concerns in the warning letter and Form 483. In January 2014, the FDA conducted inspections at the Company’s manufacturing facility in Suzhou, China and at the Company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Form 483 to the Company after these inspections, and the Company submitted its responses to the agency in a timely manner. However, the results of regulatory claims, proceedings or investigations are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter, or any other matter that may arise out of any FDA inspection of the Company's sites, could materially and adversely affect the Company's business, financial condition and results of operations.

In many of the foreign countries in which the Company manufactures or markets its products, the Company is subject to extensive medical device regulations that are similar to those of the FDA, including those in Europe. The regulation of the Company’s products in Europe falls primarily within the European Economic Area, which consists of the 27 member states of the European Union, as well as Iceland, Liechtenstein and Norway. Only medical devices that comply with certain conformity requirements of the Medical Device Directive are allowed to be marketed within the European Economic Area. In addition, the national health or social security organizations of certain foreign countries, including those outside Europe, require the Company’s products to be qualified before they can be marketed in those countries. Failure to receive, or delays in the receipt of, relevant foreign qualifications in the European Economic Area or other foreign countries could have a material adverse effect on the Company’s business.

Being in the health care industry, the Company is subject to extensive government regulation, and if the Company fails to comply with applicable health care laws or regulations, the Company could suffer severe civil or criminal sanctions or be required to make significant changes to the Company’s operations that could have a material adverse effect on the Company’s results of operations.
The Company sells its products principally to medical equipment and home health care providers who resell or rent those products to consumers. Many of those providers (the Company’s customers) are reimbursed by third-party payors, including Medicare and Medicaid, for the Invacare products sold to their customers and patients. The U.S. federal government and the governments in the states and other countries in which the Company operates regulate many aspects of the Company’s business and the business of the Company's customers. As a part of the health care industry, the Company and its customers are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Government agencies periodically open investigations and obtain information from health care suppliers and manufacturers pursuant to the legal process. Violations of law or regulations can result in severe administrative, civil and criminal penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on the Company’s business. While the Company has established numerous policies and procedures to address compliance with these laws and regulations, there can be no assurance that the Company's efforts will be effective to prevent a material adverse effect on the Company’s business from noncompliance issues. For example, as discussed in the preceding Risk Factors, the Company is subject to a FDA consent decree affecting its corporate facility and Taylor Street manufacturing facility in Elyria, Ohio and received a FDA warning letter related to its Sanford, Florida facility.

Health care is an area of rapid regulatory change. Changes in the law and new interpretations of existing laws may affect permissible activities, the costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party payors, all of which may affect the Company and its customers. The Company cannot predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or possible changes in health care policies in any country in which the Company conducts business. Future legislation and regulatory changes could have a material adverse effect on the Company’s business.

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

Similar trends and concerns are occurring in state Medicaid programs. These recent changes to reimbursement policies, and any additional unfavorable reimbursement policies or budgetary cuts that may be adopted in the future, could adversely affect the demand for the Company’s products by customers who depend on reimbursement from the government-funded programs. The percentage of the Company’s overall sales that are dependent on Medicare or other insurance programs may increase as the portion of the U.S. population over age 65 continues to grow, making the Company more vulnerable to reimbursement level reductions by these organizations. Reduced government reimbursement levels also could result in reduced private payor reimbursement levels because some third-party payors index their reimbursement schedules to Medicare fee schedules. Reductions in reimbursement levels also may affect the profitability of the Company’s customers and ultimately force some customers without strong financial resources to become unable to pay their bills as they come due or go out of business. The reimbursement reductions may prove to be so dramatic that some of the Company’s customers may not be able to adapt quickly enough to survive. The Company is the industry’s largest creditor and an increase in bankruptcies or financial weakness in the Company’s customer base could have an adverse effect on the Company’s financial results.

Outside the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for home health care products. The ability of hospitals and other providers supported by such systems to purchase the Company’s products is dependent, in part, upon public budgetary constraints. Various countries have tightened reimbursement rates and other countries may follow. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of the Company’s products may decline, which could adversely affect the Company’s net sales.

The impact of all the changes discussed above is uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations.

The adoption of healthcare reform and other legislative developments in the United States may adversely affect the Company’s business, results of operations and/or financial condition.
The U.S. Affordable Care Act enacted in 2010 includes provisions intended to expand access to health insurance coverage, improve the quality and reduce the costs of healthcare over time. Specifically, as one means to pay for the costs of the Affordable Care Act, the law imposes a 2.3% sales-based excise tax on U.S. sales by manufacturers or importers of most medical devices. The excise tax is deductible by the manufacturer or importer on its federal income tax return. The Company has determined that most of its products are exempt from the tax based on the retail exemption provided in the Affordable Care Act as defined by the regulations. However, certain products that it sells for institutional use are subject to the excise tax. Based on its interpretation of the regulations, the impact from the tax was immaterial for the Company in 2014 and 2013. However, the excise tax may increase the Company’s cost of doing business, particularly if the exemptions do not ultimately apply as the Company expects based on its interpretations of the regulations.

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

In addition, the Dodd-Frank Act contains provisions to improve transparency and accountability concerning the sourcing of “conflict minerals” from mines located in the conflict zones of the Democratic Republic of Congo (DRC) and its adjoining countries. The term “conflict minerals” currently encompasses tantalum, tin, tungsten (or their ores) and gold. Conflict minerals can be found in a vast array of products. This legislation requires manufacturers, such as the Company, to investigate and disclose their use of any conflict minerals originating in the DRC or adjoining countries in an annual filing with the SEC. It also implements guidelines to assist the manufacturer in preventing, by way of performing due diligence in its supply chain, any such sourcing from, or potentially financing or benefiting, armed groups in this area. The Company's initial conflict materials report was filed with the SEC before the May 31, 2014 deadline. As standards for the production of the annual conflict minerals report evolve, the Company may be required to undertake significant due diligence processes requiring considerable investments of human resources and finances in order to comply with the conflict minerals due diligence and disclosure requirements. If the Company's suppliers are unable or unwilling to provide it with requested information and to take other steps to ensure that there is no financing or benefiting of armed groups in the DRC and there are no conflict minerals included in materials or components supplied to the Company, it may be forced to disclose in its SEC filings about the use of conflict minerals in its supply chain, which may expose the Company to reputational risks, which in turn could materially adversely affect its business, financial condition and results of operations.

The Company’s revenues and profits are subject to exchange rate and interest rate fluctuations that could adversely affect its results of operations or financial position.
Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. The predominant currency used by the Company’s subsidiaries outside the United States to transact business is the functional currency used for each subsidiary. Through the Company’s international operations, the Company is exposed to foreign currency fluctuations, and changes in exchange rates can have a significant impact on net sales and elements of cost. The Company conducts a significant number of transactions in currencies other than the U.S. dollar. In addition, because certain of the Company’s costs and revenues are denominated in other currencies, in particular costs and revenues from its European operations, the Company’s results of operations are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. For example, the recent devaluation of the Euro has had a negative impact on the translation of Company's European segment net income into U.S. Dollars.

The Company uses foreign exchange forward contracts primarily to help reduce its exposure to transactional exchange rate risk. Despite the Company’s efforts to mitigate these risks, however, the Company’s revenues and profitability may be materially adversely affected by exchange rate fluctuations. The Company does not have the ability to meaningfully hedge translation.

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
The Company relies upon the capacity, reliability and security of its information technology, or IT, systems across all of its major business functions, including research and development, manufacturing, sales, financial and administrative functions. Since the Company is geographically diverse, has various business segments and has grown over the years through various acquisitions, it also has many disparate versions of IT systems across its organization. As a result of these disparate IT systems, the Company faces the challenge of supporting older systems, implementing upgrades when necessary and aggregating data that is timely and accurate. The failure of the Company's information technology systems, whether resulting from the disparate versions of IT systems across its various segments, business functions or otherwise, its inability to successfully maintain, enhance and/or replace its information technology systems, or any compromise of the integrity or security of the data that is generated from information technology systems, or any shortcomings in the Company's disaster recovery platforms, could adversely affect the Company's results of operations, disrupt business and make the Company unable, or severely limit the Company's ability to respond to customer demands. In addition, the Company's information technology systems are vulnerable to damage or interruption from: earthquake, fire, flood and other natural disasters; employee or other theft; attacks by computer viruses or hackers; power outages; and computer systems, internet, telecommunications or data network failure.
Any interruption of the Company's information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on the Company's results of operations or financial condition.

The industry in which the Company operates is highly competitive and some of the Company’s competitors may have greater financial resources than the Company does, a more appropriate market strategy or better strategic execution.
The home medical equipment market is highly competitive and the Company’s products face significant competition from other well-established manufacturers. Reduced government reimbursement levels and changes in reimbursement policies, such as the National Competitive Bidding program implemented by CMS, may drive competitors, particularly those that have greater financial resources than the Company's to offer drastically reduced pricing terms in an effort to secure government acceptance of their products and pricing. Any increase in competition may cause the Company to lose market share or compel the Company to reduce prices to remain competitive, which could have a material adverse effect on the Company’s results of operations. The Company's failure to recognize changing market demands, such as an increase in single-user products, or a failure to develop or execute a strategy to meet such changes could also result in a material adverse effect on the Company’s results of operations.

The consolidation of health care customers and the Company’s competitors could result in a loss of customers or in additional competitive pricing pressures.
Numerous initiatives and reforms instituted by legislators, regulators and third-party payors to reduce home medical equipment costs have resulted in a consolidation trend in the home medical equipment industry as well as among the Company’s customers, including home health care providers. In the past, some of the Company’s competitors, which may include distributors, have been lowering the purchase prices of their products in an effort to attract customers. This in turn has resulted in greater pricing pressures, including pressure to offer customers more competitive pricing terms, and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of the Company’s customers. Further consolidation could result in a loss of customers, increased collectability risks, or increased competitive pricing pressures.

The Company’s products are subject to recalls, which could be costly and harm the Company’s reputation and business.
The Company is subject to ongoing medical device reporting regulations that require the Company to report to the FDA or similar governmental authorities in other countries if the Company’s products cause, or contribute to, death or serious injury, or if they malfunction and would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. In light of a deficiency, defect in design or manufacturing or defect in labeling, the Company may voluntarily elect to recall or correct the Company’s products. In addition, The FDA and similar governmental authorities in other countries could force the Company to do a field correction or recall the Company’s products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall/field correction by the Company could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall/field correction would divert managerial and financial resources and could harm the Company’s reputation with its customers, product users and the health care professionals that use, prescribe and recommend the Company’s products. The Company could have product recalls or field actions that result in significant costs to the Company in the future, and these actions could have a material adverse effect on the Company’s business.

As an example, the Company recorded incremental warranty expense of $11,493,000 and $7,264,000 in 2014 and 2013, respectively, as a result of three product recalls. The Company will continue to review the adequacy of its recall accruals as the recalls progress.

The Company maintains cash balances globally in various financial institutions.

While the Company monitors its accounts with financial institutions both domestically and internationally, recovery of funds cannot be assured in the event the financial institution would fail. In addition, the Company may be limited by foreign governments in the amount and timing of funds to be repatriated from foreign financial institutions. As a result, this could adversely impact the Company's ability to fund normal operations, capital expenditures, or service debt, which could adversely affect the Company's results.

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
In addition to the risks associated with the impact of the FDA consent decree, the Company may be subject to claims, litigation, governmental or regulatory investigations, or other liabilities as a result of injuries caused by allegedly defective products, or disputes arising out of acquisitions or dispositions the Company has completed or relating to the Company's intellectual property. Any such claims or litigation against the Company, regardless of the merits, could result in substantial costs and could harm the Company's business or its reputation.
The results of legal or regulatory actions or regulatory proceedings are difficult to predict and the Company cannot provide any assurance that an action or proceeding will not be commenced against the Company, or that the Company will prevail in any such action or proceeding. An unfavorable resolution of any legal action or proceeding could materially and adversely affect the Company's business, results of operations, liquidity or financial condition or its reputation.

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

The Company is self-insured in North America for product liability exposures through its captive insurance company, Invatection Insurance Company, which currently has a policy year that runs from September 1 to August 31 and insures annual policy losses up to $10,000,000 per occurrence and $13,000,000 in the aggregate. The Company also has additional layers of external insurance coverage, related to all lines of insurance coverage, insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the Company’s per country foreign liability limits, as applicable. There can be no assurance that Invacare’s current insurance levels will continue to be adequate or available at affordable rates.

Product liability reserves are recorded for individual claims based upon historical experience, industry expertise and indications from the third-party actuary. Additional reserves, in excess of the specific individual case reserves, are provided for incurred but not reported claims based upon actuarial valuations at the time such valuations are conducted. Historical claims experience and other assumptions are taken into consideration to estimate the ultimate reserves. For example, the actuarial analysis assumes that historical loss experience is an indicator of future experience, that the distribution of exposures by geographic area and nature of operations for ongoing operations is expected to be very similar to historical operations with no dramatic changes and that the government indices used to trend losses and exposures are appropriate. Estimates made are adjusted on a regular basis and can be impacted by actual loss awards and settlements on claims. While actuarial analysis is used to help determine adequate reserves, the Company is responsible for the determination and recording of adequate reserves in accordance with accepted loss reserving standards and practices. If the Company's reserves are not adequate to cover actual claims experience, the Company's financial results could be adversely affected.

In addition, as a result of a product liability claim or if the Company’s products are alleged to be defective, the Company may have to recall some of its products, may have to incur significant costs or may suffer harm to its business reputation.

Decreased availability or increased costs of raw materials could increase the Company’s costs of producing its products.
The Company purchases raw materials, fabricated components, some finished goods and services from a variety of suppliers. Raw materials such as plastics, steel and aluminum are considered key raw materials. Where appropriate, the Company employs contracts with its suppliers, both domestic and international. In those situations in which contracts are not advantageous, the Company believes that its relationships with its suppliers are satisfactory and that alternative sources of supply are readily available. From time to time, however, the prices and availability of these raw materials fluctuate due to global market demands, which could impair the Company’s ability to procure necessary materials, or increase the cost of these materials. Inflationary and other increases in costs of these raw materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of oil and gas. A slowdown in the processing of shipments at U.S. ports may also delay deliveries of components and finished goods. A reduction in the supply or increase in the cost of those raw materials could impact the Company’s ability to manufacture its products and could increase the cost of production. Additionally, the Company may not be able to increase the prices of its products due to competitive pricing pressure or other factors. As an example, inflation in China has in the past and may in the future increase costs and an appreciation of the Yuan or an increase in labor rates could have an unfavorable impact on the cost of key components and some finished goods. Demand in China and other developing countries for raw materials may result in increases in the cost of key commodities and could have a negative impact on the profits of the Company if these increases cannot be passed onto the Company’s customers.

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
The Company sells products to customers primarily in markets that are characterized by technological change, product innovation and evolving industry standards, yet in which product price is increasingly a primary consideration in customers’ purchasing decisions. The Company historically has been engaged in product development and improvement programs. However, beginning in 2012 as a result of the FDA consent decree, which is described elsewhere in this Annual Report on Form 10-K, the Company's engineering resources had been focused primarily on quality remediation and not on the design of new products. The Company has received the FDA's approval to resume design activities at the impacted Elyria facilities in 2013 and has refocused certain of its engineering resources on new product development.

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

The terms of the Company’s debt facilities and financing arrangements may limit the Company’s flexibility in operating its business.
On January 16, 2015, the Company entered into a Revolving Credit and Security Agreement (the “New Credit Agreement”), which provides for an asset-based lending senior secured revolving credit facility which matures in January 2018 and represents the Company's principal source of financing for much of its liquidity needs. The New Credit Agreement provides the Company with the ability to borrow under a senior secured revolving credit, letter of credit and swing line loan facility (the “Credit Facility”). The aggregate borrowing availability under the Credit Facility is determined based on a borrowing base formula set forth in the New Credit Agreement. The Credit Facility is secured by substantially all of the Company’s domestic and Canadian assets, other than real estate. The New Credit Agreement contains customary default provisions, with certain grace periods and exceptions, that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days.
The borrowing availability under of the Company's credit agreements may be inadequate to finance the Company's future operations or capital needs. Furthermore, the restrictive terms of the credit agreements may limit the Company’s ability to conduct and expand its business and pursue its business strategies. The Company’s ability to comply with the provisions of its credit agreements can be affected by events beyond its control, including changes in general economic and business conditions, or by government enforcement actions, such as, for example, adverse impacts from the FDA consent decree of injunction. If the Company is unable to comply with the provisions in the New Credit Agreement, it could result in a default which could trigger acceleration of, or the right to accelerate, the related debt. Because of cross-default provisions in its agreements and instruments governing certain of the Company's indebtedness, a default under the New Credit Agreement could result in a default under, and the acceleration of, certain other Company indebtedness. In addition, the Company's lenders would be entitled to proceed against the collateral securing the indebtedness.
The Company's ability to meet its liquidity needs will depend on many factors, including the operating performance of the business, the Company's ability to successfully complete in a timely manner the third-party expert certification audit and FDA inspection contemplated under the consent decree and receipt of the written notification from the FDA permitting the Company to resume full operations, as well as the Company's continued compliance with the covenants under its credit agreements.

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

If necessary to maintain compliance with the Company's credit agreements, the Company may examine raising additional capital, which may be dilutive to the Company's results. In addition, if necessary or advisable, the Company may seek to renegotiate its New Credit Agreement in order to remain in compliance. The Company can make no assurances that under such circumstances its financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to the Company, if at all.

The Company also has an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to the Company's North America customers. Either party could terminate this agreement with 180 days' notice or 90 days' notice by DLL upon the occurrence of certain events. Should this agreement be terminated, the Company's borrowing needs under the New Credit Agreement could increase.

The holders of the Company’s Class B Common Shares own shares representing a substantial percentage of the Company’s voting power, and their interests may differ from other shareholders.
The Company has two classes of common stock. The Common Shares have one vote per share and the Class B Common Shares have 10 votes per share. As of December 31, 2014, the Class B Common Shares represented approximately 24% of the combined voting power of the Company’s Common Shares and Class B Common Shares. Substantially all of such Class B Common Shares are beneficially owned by a director of the Company and by a former executive. Together, their beneficial ownership (including the right to acquire) of approximately 28% of the combined voting power could influence the outcome of a corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company’s assets. They also will have the power to influence or make more difficult a change in control. It is possible that the interests of some or all of the holders of Class B Common Shares may differ from the interests of the other shareholders, and they could take actions with which some shareholder may disagree.

The Company's capital expenditures could be higher than anticipated.

Unanticipated maintenance issues, changes in government regulations or significant investments in technology and new product development could result in higher than anticipated capital expenditures, which could impact the Company's debt, interest expense and cash flows.

The Company’s operating results and financial condition could be adversely affected if the Company becomes involved in litigation regarding its patents or other intellectual property rights.
Litigation involving patents and other intellectual property rights is common in the Company’s industry, and other companies within the Company’s industry have used intellectual property litigation in an attempt to gain a competitive advantage. The Company in the past has been, and in the future may become, a party to lawsuits involving patents or other intellectual property. If the Company receives an adverse judgment in any of these proceedings, a court or a similar foreign governing body could invalidate or render unenforceable the Company’s owned or licensed patents, require the Company to pay significant damages, seek licenses and/or pay ongoing royalties to third parties, require the Company to redesign its products, or prevent the Company from manufacturing, using or selling its products, any of which would have an adverse effect on the Company’s results of operations and financial condition. The Company in the past has brought, and may in the future also bring, actions against third parties for infringement of the Company’s intellectual property rights. The Company may not succeed in these actions. The defense and prosecution of intellectual property suits, proceedings before the U.S. Patent and Trademark Office or its foreign equivalents and related legal and administrative proceedings are both costly and time consuming. Protracted litigation to defend or prosecute the Company’s intellectual property rights could seriously detract from the time the Company’s management would otherwise devote to running its business. Intellectual property litigation relating to the Company’s products could cause its customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the litigation.

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
The Company’s business plans historically included identifying, analyzing, acquiring, and integrating other strategic businesses. There are various reasons for the Company to acquire businesses or product lines, including providing new products or new manufacturing and service capabilities, to add new customers, to increase penetration with existing customers, and to expand into new geographic markets. The provisions of the New Credit Agreement prevent acquisitions unless the Company is able to negotiate and obtain amendments with regard to those provisions. If the Company is unable to obtain the necessary financing, it may miss opportunities to grow its business through strategic acquisitions.

In addition, an acquisition could materially impair the Company’s operating results by causing the Company to incur debt or requiring the amortization of acquisition expenses and acquired assets.

Additional tax expense or additional tax exposures could affect the Company's future profitability and cash flow.
The Company is subject to income taxes in both the United States and various non-U.S. jurisdictions. The domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. The Company's tax expense includes estimates of additional tax which may be incurred for tax exposures and reflects various estimates and assumptions. In addition, the assumptions include assessments of future earnings of the Company that could impact the valuation of its deferred tax assets. The Company’s future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of its tax exposures. The Company's future cash flows may be negatively impacted by cash payments required to settle tax liabilities, including the potential settlement of disputed tax liabilities. Corporate tax reform and tax law changes continue to be analyzed in the United States and in many other jurisdictions.
The Company’s reported results may be adversely affected by increases in reserves for uncollectible accounts receivable.
The Company has a large balance of accounts receivable and has established a reserve for the portion of such accounts receivable that the Company estimates will not be collected because of the Company’s customers’ non-payment. The specific reserve is based on historical trends and current relationships with the Company’s customers and providers. Changes in the Company’s collection rates can result from a number of factors, including turnover in personnel, changes in the payment policies or practices of payors, changes in industry rates or pace of reimbursement or changes in the financial health of the Company’s customers. As a result of past changes in Medicare reimbursement regulations, specifically changes to the qualification processes and reimbursement levels of consumer power wheelchairs and custom power wheelchairs, the business viability of some the Company’s customers may be at risk. Further, as National Competitive Bidding is implemented in additional areas, the number of start-up or new providers who have three-year contracted pricing will increase. The Company’s reserve for uncollectible receivables has fluctuated in the past and will continue to fluctuate in the future. Changes in rates of collection, even if they are small in absolute terms, could require the Company to increase its reserve for uncollectible receivables beyond its current level. The Company has reviewed the accounts receivables, including those receivables financed through DLL, associated with many of its customers that are most exposed to these issues. If the business viability of certain of the Company’s customers deteriorates or the Company’s credit policies are ineffective in reducing the Company’s exposures to credit risk, additional increases in reserves for uncollectible accounts may be necessary, which could adversely affect the Company’s financial results.

The loss of the services of the Company’s key management and personnel could adversely affect its ability to operate the Company’s business.
The Company’s future success will depend, in part, upon the continued service of key managerial, research and development staff and sales and technical personnel. In addition, the Company’s future success will depend on its ability to continue to attract and retain other highly qualified personnel, including personnel experienced in quality systems and regulatory affairs. If the Company is not successful in retaining its current personnel or in hiring or retaining qualified personnel in the future, the Company’s business may be adversely affected. The Company’s future success depends, to a significant extent, on the abilities and efforts of its executive officers and other members of its management team, such as the Company's new incoming President and Chief Executive Officer and its interim President and Chief Executive Officer and Chief Financial Officer, as well as other members of its management team. The Company had significant turnover in its management team during 2014 and cannot be certain that its executive officers and other key employees will continue in their respective capacities for any period of time, and these employees may be difficult to replace. If the Company loses the services of any of its management team, the Company’s business may be adversely affected.

Certain provisions of the Company’s debt agreements, its charter documents, and Ohio law could delay or prevent the sale or change in control of the Company.
Provisions of the Company’s credit agreements, its charter documents, and Ohio law may make it more difficult for a third party to acquire, or attempt to acquire, control of the Company even if a change in control would result in the purchase of shares of the Company at a premium to market price. In addition, these provisions may limit the ability of shareholders of the Company to approve transactions that they may deem to be in their best interest.

Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.        Properties.

The Company owns or leases its warehouses, offices and manufacturing facilities and believes that these facilities are well maintained, adequately insured and suitable for their present and intended uses. Information concerning certain leased facilities of the Company as of December 31, 2014 is set forth in Leases and Commitments in the Notes to the Consolidated Financial Statements of the Company included in this report and in the table below:

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
North American/HME Operations
Alpharetta, Georgia	11,665	March 2016	One (2 yr.)	Warehouse and Offices
Arlington, Texas	63,626	May 2015	One (3 yr.)	Warehouse and Offices
Atlanta, Georgia	91,418	April 2016	One (3 yr.)	Warehouse and Offices
Cranbury, New Jersey	111,987	April 2018	Two (3 yr.)	Warehouse and Offices
Cranbury, New Jersey	127,963	April 2018	Two (3 yr.)	Warehouse and Offices
Elyria, Ohio
—1200 Taylor Street	251,656	Own	—	Manufacturing and Offices
—899 Cleveland Street	100,264	November 2015	None	Warehouse
—One Invacare Way	50,000	Own	—	Headquarters
—1320 Taylor Street	30,000	January 2018	One (3 yr.)	Offices
—1166 Taylor Street	4,800	Own	—	Warehouse and Offices
—56 Ternes Avenue	12,001	December 2015	One (1 yr.)	Warehouse
Grand Prairie, Texas	87,508	August 2015	One (5 yr.)	Warehouse and Offices
Guangzhou, China	895	April 2016	None	Offices
Kirkland, Quebec	26,196	November 2015	None	Manufacturing, Warehouse and Offices
Lawrenceville, Georgia	74,140	July 2019	One (5 yr.)	Warehouse and Offices
Marlboro, New Jersey	2,800	June 2015	None	Offices
Milford, Massachusetts	29,582	December 2015	None	Offices
Mississauga, Ontario	61,375	February 2016	None	Warehouse and Offices
North Ridgeville, Ohio	152,861	Own	—	Warehouse and Offices
Ontario, California	97,618	May 2018	Two (3 yr.)	Warehouse and Offices
Ontario, California	121,900	May 2018	Two (3 yr.)	Warehouse and Offices
Pharr, Texas	4,375	November 2017	None	Warehouse and Offices
Pinellas Park, Florida	11,400	Month to Month	None	Manufacturing and Offices
Pinellas Park, Florida	3,200	Month to Month	None	Manufacturing
Pinellas Park, Florida	3,200	Month to Month	None	Manufacturing
Reynosa, Mexico	152,256	Own	—	Manufacturing and Offices
Sanford, Florida	116,272	Own	—	Manufacturing and Offices
Scarborough, Ontario	5,428	February 2017	None	Manufacturing and Offices
Shanghai, China	1,615	May 2015	None	Offices
Shenzheng, China	1,054	August 2016	None	Offices
Simi Valley, California	38,501	February 2019	None	Manufacturing, Warehouse and Offices
Spicewood, Texas	6,500	Month to Month	None	Manufacturing and Offices
St. Petersburg, Florida	600	Month to Month	None	Warehouse
Suzhou, China	129,824	April 2017	None	Manufacturing, Warehouse and Offices
Tonawanda, New York	7,515	March 2018	None	Warehouse and Offices
Vaughan, Ontario	26,637	December 2015	None	Manufacturing and Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Institutional Products Group
Albuquerque, New Mexico	3,888	December 2015	One (2 yr.)	Warehouse and Offices
Boise, Idaho	1,670	Month to Month	None	Warehouse and Offices
Chicopee, Massachusetts	4,800	December 2015	Two (3 yr.)	Warehouse and Offices
Eden Prairie, Minnesota	3,764	September 2015	One (3 yr.)	Warehouse and Offices
Franklin, Wisconsin	4,800	February 2017	One (3 yr.)	Warehouse and Offices
Fredericksburg, Virginia	3,000	July 2016	One (3 yr.)	Warehouse and Offices
Fresno, California	3,000	April 2016	None	Warehouse and Offices
Gastonia, North Carolina	3,000	October 2016	One (3 yr.)	Warehouse and Offices
Hampden, Maine	4,800	September 2015	Four (1 yr.)	Warehouse and Offices
Hayward, California	4,950	July 2017	None	Warehouse and Offices
Indianapolis, Indiana	2,400	December 2015	Two (3 yr.)	Warehouse and Offices
Kansas City, Missouri	3,840	February 2016	One (3 yr.)	Warehouse and Offices
Knoxville, Tennessee	2,400	May 2015	None	Warehouse and Offices
Lakewood, Washington	4,500	June 2015	One (3 yr.)	Warehouse and Offices
Las Vegas, Nevada	1,609	December 2015	None	Warehouse and Offices
Lithia Springs, Georgia	4,000	December 2015	None	Warehouse and Offices
Maryland Heights, Missouri
—15 Worthington Access Drive	10,786	November 2019	One (3 yr.)	Offices
—320 Fee Fee Road	1,500	March 2016	One (3 yr.)	Warehouse and Offices
Memphis, Tennessee	3,450	June 2016	None	Warehouse and Offices
Modesto, California	4,535	January 2016	One (3 yr.)	Warehouse and Offices
Nashville, Tennessee	1,946	November 2015	One (3 yr.)	Warehouse and Offices
Norristown, Pennsylvania	3,790	February 2016	None	Warehouse and Offices
North Highlands, California	3,925	May 2015	One (3 yr.)	Warehouse and Offices
Norwood, Massachusetts	15,000	August 2015	One (3 yr.)	Warehouse and Offices
Orlando, Florida	2,206	October 2015	None	Warehouse and Offices
Phoenix, Arizona	2,289	Month to Month	None	Warehouse and Offices
Pittsburgh, Pennsylvania	2,912	August 2017	None	Warehouse and Offices
Portland, Oregon	2,500	November 2015	None	Warehouse and Offices
Rancho Dominguez, California	25,087	April 2018	One (5 yr.)	Warehouse and Offices
Redlands, California	3,568	December 2015	One (3 yr.)	Warehouse and Offices
Salt Lake City, Utah	4,000	December 2015	One (3 yr.)	Warehouse and Offices
San Diego, California	3,499	August 2015	None	Warehouse and Offices
Springfield, Oregon	3,264	November 2015	None	Warehouse and Offices
Spokane Valley, Washington	3,200	May 2015	None	Warehouse and Offices
Spokane Valley, Washington	8,760	Month to Month	None	Warehouse
Tea, South Dakota	1,782	December 2015	One (3 yr.)	Warehouse and Offices
Wallingford, Connecticut	4,000	Month to Month	None	Warehouse and Offices
Weston, Wisconsin	1,832	April 2016	One (3 yr.)	Warehouse and Offices
Woburn, Massachusetts	5,200	Month to Month	None	Warehouse and Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
Asia/Pacific Operations
Auckland, New Zealand	30,518	September 2017	None	Manufacturing, Warehouse and Offices
Christchurch, New Zealand	72,269	December 2020	One (3 yr.)	Manufacturing, Warehouse and Offices
Kidderminster, United Kingdom	6,200	January 2018	None	Warehouse and Offices
North Olmsted, Ohio	2,280	October 2016	One (3 yr.)	Warehouse and Offices
North Rocks, NSW, Australia	45,714	August 2017	Two (3 yr.)	Warehouse and Offices
Suzhou, China	41,290	November 2016	None	Manufacturing, Warehouse and Offices

European Operations
Albstadt, Germany	73,894	February 2018	Two (5 yr.)	Manufacturing, Warehouse and Offices
Albstadt, Germany	12,917	November 2015	One (1 yr.)	Warehouse
Albstadt, Germany	19,375	Month to Month	None	Warehouse and Offices
Albstadt, Germany	5,382	Month to Month	None	Warehouse and Offices
Backemarks, Sweden	35,521	December 2015	One (6 mos.)	Warehouse
Backemarks, Sweden	35,521	December 2015	One (6 mos.)	Warehouse
Bergen, Norway	1,076	April 2015	One (6 mos.)	Warehouse and Offices
Bodo, Norway	2,153	May 2015	One (6 mos.)	Services and Offices
Brondby, Denmark	17,922	Month to Month	One (1 yr.)	Warehouse and Offices
Brondby, Denmark	3,767	Month to Month	One (1 yr.)	Warehouse
Dihult, Sweden	5,382	Month to Month	One (3 mos.)	Warehouse
Dio, Sweden	110,524	Own	—	Manufacturing, Warehouse and Offices
Dublin, Ireland	5,000	May 2024	Three (5 yr.)	Warehouse and Offices
Ede, The Netherlands	12,917	November 2016	One (5 yr.)	Warehouse
Ede, The Netherlands	9,257	November 2016	One (5 yr.)	Offices
Erniss, Sweden	17,502	Month to Month	One (3 mos.)	Warehouse
Fondettes, France	191,856	Own	—	Manufacturing and Warehouse
Girona, Spain	14,639	November 2015	One (1 yr.)	Warehouse and Offices
Gland, Switzerland	5,586	September 2015	One (1 yr.)	Offices
Gland, Switzerland	1,184	September 2015	One (1 yr.)	Offices
Goteborg, Sweden	2,691	September 2018	One (3 yr.)	Warehouse
Isny, Germany	47,232	Own	—	Manufacturing, Warehouse and Offices
Isny, Germany	1,615	Own	—	Warehouse
Kinross, United Kingdom	4,800	August 2015	One (6 mos.)	Warehouse and Offices
Kristiansand, Norway	646	January 2016	One (6 mos.)	Services and Offices
Landskrona, Sweden	5,382	January 2018	One (3 yr.)	Warehouse
Loppem, Belgium	4,036	March 2015	—	Warehouse and Offices
Mondsee, Austria	1,508	March 2015	One (3 yr.)	Warehouse and Offices
Mondsee, Austria	767	December 2016	One (3 yr.)	Offices
Mondsee, Austria	377	Month to Month	None	Warehouse
Mondsee, Austria	624	Month to Month	None	Warehouse
Neuville en Ferrain, France	1,399	April 2016	One (3 yr.)	Offices
Oporto, Portugal	88,270	November 2015	One (1 yr.)	Manufacturing, Warehouse and Offices
Oskarshamn, Sweden	1,076	December 2015	One (1 yr.)	Warehouse
Oslo, Norway	24,262	April 2016	One (6 mos.)	Manufacturing, Warehouse and Offices

	Square Feet	Ownership Or Expiration Date of Lease	Renewal Options	Use
European Operations
Pencoed, United Kingdom	150,000	December 2019	None	Manufacturing and Offices
Porta Westfalica, Germany	134,563	November 2021	Two (5yr.)	Manufacturing, Warehouse and Offices
Porta Westfalica, Germany	8,930	May 2015	One (1 yr.)	Warehouse
Porta Westfalica, Germany	13,455	Month to Month	None	Warehouse and Offices
Spanga, Sweden	16,146	Own	—	Warehouse and Offices
Thiene, Italy	21,528	Own	—	Warehouse and Offices
Trondheim, Norway	5,027	December 2018	One (6 mos.)	Services and Offices
Witterswil, Switzerland	40,343	March 2018	One (1 yr.)	Manufacturing, Warehouse and Offices
Witterswil, Switzerland	2,241	Month to Month	None	Warehouse
Witterswil, Switzerland	2,241	Month to Month	None	Warehouse
Witterswil, Switzerland	4,306	Month to Month	One (3 mos.)	Warehouse

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
In December 2012, the Company reached agreement with the FDA on the terms of the consent decree of injunction with respect to the Company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limited the Company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also initially limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The Company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the Company must successfully complete a third-party expert certification audit at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, the FDA. After the final certification report is submitted to the FDA, along with the Company’s own report as to its compliance as well as responses to any observations in the certification report, the FDA will perform an inspection of the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the Quality System Regulation (QSR). The FDA has the authority to inspect at any time. Once satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.
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
With the help of a consulting firm the Company engaged in 2014, the Company's internal subject matter experts are executing on its action plans to improve the functionality and capabilities of certain quality subsystems, most notably complaint handling and corrective and preventative actions (CAPA). The Company has identified the root causes of the issues that need to be addressed in order to achieve sustainable compliance and is working through quality implementation plans that will enable the Company to achieve the appropriate solution. As of the date of this Annual Report on Form 10-K, the Company is making progress, but the Company still has work to do, including process improvements for addressing complaint data, before the Company can verify the effectiveness of its solutions and complete the third-party expert certification audit.
The Company cannot predict the timing of the third-party expert’s final certification audit. After the expert's certification report is completed and submitted to the FDA, along with the Company’s own report related to its compliance status together with its responses to any observations in the certification report, the FDA is expected to inspect the Company's corporate and Taylor Street facilities to determine whether they are in compliance with the FDA's QSR. If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.
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
Under the consent decree, the FDA has the authority to inspect the corporate and Taylor Street facilities at any time. The FDA also has the authority to order the Company to take a wide variety of actions if the FDA finds that the Company is not in compliance with the consent decree or FDA regulations, including requiring the Company to cease all operations relating to Taylor Street products. The FDA can also order the Company to undertake a partial cessation of operations or a recall, issue a safety alert, public health advisory, or press release, or to take any other corrective action the FDA deems necessary with respect to Taylor Street products.
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
In December 2010, the Company received a warning letter from the FDA related to quality system processes and procedures at the Company's Sanford, Florida facility. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 containing four inspectional observations, three of which related to complaint handling and CAPA and a fourth related to production process controls. In January 2014, the FDA conducted inspections at the Company’s manufacturing facility in Suzhou, China and at the Company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Form 483 to the Company after these inspections, and the Company submitted its responses to the agency in a timely manner. The Company has timely filed its response with the FDA and continues to work on addressing the FDA observations. At the time of filing of this Annual Report on Form 10-K, this matter remains pending. See Item Item 1. Business - Government Regulation - Other FDA Matters and 1A. Risk Factors in this Annual Report on Form 10-K.
On November 15, 2013, an amended complaint, in a lawsuit originally instituted on May 24, 2013, was filed against Invacare Corporation, Gerald B. Blouch and A. Malachi Mixon III in the U.S. District Court for the Northern District of Ohio, alleging that the defendants violated federal securities laws by failing to properly disclose the issues that the Company faced with the FDA. The lawsuit seeks class certification and unspecified damages and attorneys' fees for purchasers of the Company's common shares between February 5, 2009 and December 7, 2011. This lawsuit has been referred to the Company's insurance carriers. The Company intends to vigorously defend this lawsuit.

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

Additional information regarding the Company's commitments and contingencies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Contingencies in the Notes to the Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K.
Item 4.        Mine Safety Disclosures.
None.

Executive Officers of the Registrant.*

The following table sets forth the names of the executive officers of Invacare, each of whom serves at the pleasure of the Board of Directors, as well as certain other information.

Name	Age	Position
Matthew E. Monaghan**	47	Appointed President and Chief Executive Officer
Robert K. Gudbranson	51	Interim President and Chief Executive Officer
		Senior Vice President, Chief Financial Officer and Treasurer
Anthony C. LaPlaca	56	Senior Vice President, General Counsel and Secretary
John M. Remmers	53	Executive Vice President & General Manager, North America and Global Product Development
Patricia A. Stumpp	53	Senior Vice President—Human Resources
 ________________________

*	The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

**	Effective April 1, 2015.

Matthew E. Monaghan was appointed as President and Chief Executive Officer, effective April 1, 2015. Since January 2014, Mr. Monaghan has served as Senior Vice President, Global Hips and Reconstructive Research of Zimmer Holdings, Inc. (NYSE: ZMH) where he has led the global hips business and large joint reconstruction research. He has been responsible for the division’s new product development, engineering, clinical studies, quality, regulatory affairs and marketing functions. From December 2009 to January 2014, Mr. Monaghan served as Vice President and General Manager, Global Hips Business of Zimmer. Prior to joining Zimmer in 2009, Mr. Monaghan spent eight years as an operating executive for two leading private equity firms, Texas Pacific Group (TPG) and Cerberus Capital Management, where he led acquisitions and operational improvements of portfolio companies. Over the prior 13 years, Mr. Monaghan held various positions at General Electric Company (NYSE: GE).

Robert K. Gudbranson was appointed Interim President and Chief Executive Officer on August 1, 2014 and has been Senior Vice President and Chief Financial Officer since April 2008. From October 2005 until his appointment at Invacare, Mr. Gudbranson served as Vice President of Strategic Planning and Acquisitions at Lincoln Electric Holdings, Inc. (NASDAQ: LECO), a global manufacturer of welding, brazing and soldering products located in Cleveland, Ohio. Prior to joining Lincoln Electric, Mr. Gudbranson served as Director of Business Development and Investor Relations at Invacare from June 2002 to October 2005. Mr. Gudbranson has also served as Invacare’s Assistant Treasurer and as the European Finance Director.

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

John M. Remmers was appointed Executive Vice President & General Manager, North America and Global Product Development in March 2014. From September 2010 to March 2014, he served as the Company's Senior Vice President, Global Supply Chain and Operations. From March 2007 until September 2010, Mr. Remmers was Executive Vice President and General Manager at TTI Floor Care where he was responsible for select business units, product marketing, engineering, operations and supply chain. Prior to that, he spent thirteen years with Robert Bosch Tool Corporation, where he served as the Sr. Vice President of New Product Development. Mr. Remmers holds a B.S. in Metallurgical Engineering from Missouri University of Science and Technology and obtained his M.B.A. from the University of Chicago’s Booth School of Business.

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

Invacare’s Common Shares, without par value, trade on the New York Stock Exchange (NYSE) under the symbol “IVC.” Ownership of the Company’s Class B Common Shares (which are not listed on NYSE) cannot be transferred, except, in general, to family members without first being converted into Common Shares. Class B Common Shares may be converted into Common Shares at any time on a share-for-share basis. The number of record holders of the Company Common Shares and Class B Common Shares at February 24, 2015 was 2,485 and 27, respectively. The closing sale price for the Common Shares on February 24, 2015 as reported by NYSE was $18.52. The prices set forth below do not include retail markups, markdowns or commissions.

The range of high and low quarterly prices of the Common Shares and dividends in each of the two most recent fiscal years were as follows:

	2014			2013
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
Quarter Ended:
December 31	$17.11	$11.93	$0.0125	$23.21	$16.54	$0.0125
September 30	18.78	11.81	0.0125	17.46	14.53	0.0125
June 30	19.71	15.80	0.0125	16.23	11.11	0.0125
March 31	25.30	18.47	0.0125	17.18	12.84	0.0125

During 2014 and 2013, the Board of Directors also declared annualized dividends of $0.045 per Class B Common Share. For information regarding limitations on the payment of dividends in the Company loan and note agreements, see Long Term Debt in the Notes to the Consolidated Financial Statements included in this report. The Common Shares are entitled to receive cash dividends at a rate of at least 110% of cash dividends paid on the Class B Common Shares. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, regarding covenants in the Company's senior credit facility with respect to the payment of dividends.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the yearly cumulative total return on Invacare’s common shares against the yearly cumulative total return of the companies listed on the Standard & Poor’s 500 Stock Index, the Russell 2000 Stock Index and the S&P Healthcare Equipment & Supplies Index*.

	12/09	12/10	12/11	12/12	12/13	12/14
Invacare Corporation	$100.00	$121.12	$61.56	$65.79	$94.03	$68.11
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
S&P Healthcare Equipment & Supplies	100.00	99.50	103.48	123.25	157.82	196.33

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2015 Russell Investment Group. All rights reserved.
________________________

*	The S&P Healthcare Equipment & Supplies Index is a capitalization-weighted average index comprised of health care companies in the S&P 500 Index.

The graph assumes $100 invested on December 31, 2009 in the common shares of Invacare Corporation, S&P 500 Index, Russell 2000 Index and the S&P Healthcare Equipment & Supplies Index, including reinvestment of dividends, through December 31, 2014.

The following table presents information with respect to repurchases of common shares made by the Company during the three months ended December 31, 2014.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
10/1/2014	-	10/31/14	—	$—	—	2,453,978
11/1/2014	-	11/30/14	13,913	16.44	—	2,453,978
12/1/2014	-	12/31/14	9,386	16.11	—	2,453,978
Total			23,299	$16.30	—	2,453,978
________________________

(1)
All 23,299 shares repurchased between November 1, 2014 and December 31, 2014 were surrendered to the Company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees under the Company’s equity compensation plans.

(2)
In 2001, the Board of Directors authorized the Company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the Company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the Company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The Company did not purchase any shares pursuant to this Board authorized program during 2014.

The equity compensation plan information required under Item 201(d) of Regulation S-K is incorporated by reference to the information under the caption "Equity Compensation Plan Information" in the Company's definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders.

Item 6.        Selected Financial Data.

The selected consolidated financial data set forth below with respect to the Company’s consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity for the fiscal years ended December 31, 2014, 2013 and 2012, and the consolidated balance sheets as of December 31, 2014 and 2013 are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K or as adjusted to reflect the impact of discontinued operations. The consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity data for the fiscal years ended December 31, 2011 and 2010 and consolidated balance sheet data for the fiscal years ended December 31, 2012, 2011 and 2010 are derived from the Company’s previously filed Consolidated Financial Statements or as adjusted to reflect the impact of discontinued operations. The data set forth below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The Balance Sheet, Other Data and Key Ratios reflect the impact of discontinued operations to the extent included in the Consolidated Balance Sheets and Consolidated Statement of Cash Flows.

	2014 *	2013 **	2012 ***	2011 ****	2010 *****
	(In thousands, except per share and ratio data)
Earnings
Net Sales from continuing operations	$1,270,163	$1,334,505	$1,415,818	$1,466,092	$1,392,903

Net Earnings (loss) from continuing operations	(68,760)	(54,334)	(14,083)	(26,684)	3,438
Net Earnings from discontinued operations	12,690	87,385	15,910	22,571	21,903
Net Earnings (loss)	(56,070)	33,051	1,827	(4,113)	25,341

Net Earnings (loss) per Share—Basic:
Net Earnings (loss) from Continuing Operations	(2.15)	(1.70)	(0.45)	(0.83)	0.11
Net Earnings from Discontinued Operations	0.40	2.74	0.50	0.71	0.68
Net Earnings (loss) per Share—Basic	(1.75)	1.04	0.06	(0.13)	0.78

Net Earnings (loss) per Share—Assuming Dilution:
Net Earnings (loss) from Continuing Operations	(2.15)	(1.70)	(0.45)	(0.83)	0.11
Net Earnings from Discontinued Operations	0.39	2.73	0.50	0.70	0.67
Net Earnings (loss) per Share—Assuming Dilution	(1.75)	1.03	0.06	(0.13)	0.78

Dividends per Common Share	0.05	0.05	0.05	0.05	0.05
Dividends per Class B Common Share	0.04545	0.04545	0.04545	0.04545	0.04545

Balance Sheet
Current Assets	$395,342	$419,539	$567,949	$528,770	$526,159
Total Assets	963,731	1,096,434	1,262,294	1,281,054	1,280,400
Current Liabilities	290,227	276,165	299,735	287,939	290,308
Working Capital	105,115	143,374	268,214	240,831	235,851
Long-Term Debt	19,377	31,184	229,375	260,440	238,090
Other Long-Term Obligations	88,805	118,276	112,195	106,150	99,591
Shareholders’ Equity	565,322	670,809	620,989	626,525	652,411

Other Data
Research and Development Expenditures	$23,149	$24,075	$23,851	$27,556	$25,954
Capital Expenditures	12,327	14,158	20,091	22,160	17,353
Depreciation and Amortization	32,789	36,789	38,593	38,883	36,804

Key Ratios
Return on Sales % from continuing operations	(5.4)	(4.1)	(1.0)	(1.8)	0.2
Return on Average Assets %	(5.4)	2.8	0.1	(0.3)	1.9
Return on Beginning Shareholders’ Equity %	(8.4)	5.3	0.3	(0.6)	3.6
Current Ratio	1.4:1	1.5:1	1.9:1	1.8:1	1.8:1
Debt-to-Equity Ratio	0.04:1	0.07:1	0.38:1	0.42:1	0.38:1

  ________________________

*
Reflects charges related to restructuring from continuing operations of $11,112,000 ($10,096,000 after-tax expense or $0.32 per share assuming dilution), incremental warranty expense of $11,493,000 ($10,801,000 after-tax expense or $0.34 per share assuming dilution related to three product recalls), asset write-downs to intangible assets of $13,041,000 ($13,041,000 after-tax expense or $0.41 per share assuming dilution) and the positive impact of an intraperiod tax allocation associated with discontinued operations of $7,175,000 or $0.22 per share assuming dilution.

**
Reflects charges related to restructuring from continuing operations of $9,336,000 ($7,493,000 after-tax expense or $0.23 per share assuming dilution), incremental warranty expense of $7,264,000 ($7,170,000 after-tax expense or $0.22 per share assuming dilution related to the power wheelchair joystick recall), asset write-downs to intangible assets of $1,523,000 ($1,322,000 after-tax expense or $0.04 per share assuming dilution) and the positive impact of an intraperiod tax allocation associated with discontinued operations of $1,220,000 or $0.04 per share assuming dilution.

***
Reflects charges related to restructuring from continuing operations of $11,395,000 ($11,255,000 after-tax expense or $0.36 per share assuming dilution), a discrete 2012 tax expense related to prior years of $9,336,000 or $0.30 per share assuming dilution which is a non-cash charge in 2012 for a matter that is under audit and being contested by the Company, early debt extinguishment charges of $312,000 ($312,000 after-tax expense or $0.01 per share assuming dilution), asset write-downs to intangible assets of $773,000 ($698,000 after-tax expense or $0.02 per share assuming dilution) and the positive impact of an intraperiod tax allocation associated with discontinued operations of $7,126,000 or $0.23 per share assuming dilution.

****
Reflects asset write-downs for goodwill and intangibles of $49,480,000 ($48,719,000 after tax or $1.52 per share assuming dilution), loss on debt extinguishment including debt finance charges and associated fees of $24,200,000 ($24,200,000 after tax or $0.76 per share assuming dilution) as a result of the Company’s extinguishment of higher interest rate debt, restructuring charge of $10,534,000 ($10,263,000 after tax or $0.32 per share assuming dilution) and a tax benefit in Germany of $4,947,000 ($4,947,000 after tax or $0.15 per share assuming dilution).

*****
Reflects loss on debt extinguishment including debt finance charges and associated fees of $40,164,000 ($40,164,000 after tax or $1.23 per share assuming dilution) as a result of the Company’s extinguishment of higher interest rate debt.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK

The Company's financial results were negatively impacted in 2014 and will continue to be pressured in 2015 as a result of its consent decree with the United States Food and Drug Administration (FDA) affecting operations at the Corporate and Taylor Street facilities in Elyria, Ohio, which requires that a third-party expert perform three separate certification audits. Before the FDA will inspect the Company's facilities and consider whether to permit the Company to resume full operations, the third-party certification audit reports must be completed and submitted to the FDA for review and acceptance. The Company has received the FDA's acceptance of the first two certification reports. However, the Company cannot predict the timing or the outcome of the third expert certification audit.

With the help of a consulting firm the Company engaged in 2014, the Company's internal subject matter experts are executing action plans to improve the functionality and capabilities of certain quality subsystems, most notably complaint handling and corrective and preventative actions (CAPA). The Company has identified the root causes of the issues that need to be addressed in order to achieve sustainable compliance and the Company is working through quality implementation plans that are intended to help the Company achieve the appropriate solution. The Company is making progress, but there is still work to do, including process improvements for addressing complaint data, before the Company can verify the effectiveness of its solutions and complete the third-party expert certification audit.

According to the consent decree, once the expert's third certification audit is completed and its certification report is submitted to the FDA, as well as the Company’s own report related to its compliance status together with its responses to any observations in the certification report, the FDA will inspect the Company's corporate and Taylor Street facilities to determine whether they are in compliance with the FDA's Quality System Regulation (QSR). Once the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.

The Company's European segment reported strong earnings again in 2014 while the Company's Institutional Products Group, excluding intangible impairment charges, and Asia/Pacific segment had improved results as well, particularly in the fourth quarter of 2014. However, if the Euro continues to be weak in 2015 relative to the U.S. dollar in comparison to 2014, the Company's performance will be negatively impacted as the European segment was the Company's main driver of profitability and cash flow in 2014. In addition, the Company must make Supplemental Executive Retirement Plan and deferred compensation payments of approximately $24,700,000 in 2015 as the result of the retirement of four senior executives during 2014 which will negatively impact operating cash flows for the Company. Accordingly, the Company will monitor and manage cash flow particularly closely in 2015 while working diligently toward improving the profitability of the North America/HME and Asia/Pacific businesses, and continuing its quality systems remediation.

In January 2015, the Company finalized its New Credit Agreement which provides for an asset-based lending senior secured revolving credit facility which matures in January 2018. The New Credit Agreement provides the Company with the ability to borrow up to an aggregate principal amount of $100 million under the related Credit Facility, which includes a senior secured revolving credit, letter of credit and swing line loan facility. The aggregate borrowing availability under the Credit Facility is determined based on a borrowing base formula set forth in the New Credit Agreement. See “Subsequent Event” in the Notes to the Condensed Consolidated Financial Statements. Continued compliance with the Company's credit agreements is a high priority, which means the Company remains focused on generating sufficient cash and managing its expenditures. The Company also may examine alternatives such as raising additional capital through permitted asset sales or sale leaseback transactions. Such alternatives, if available on terms satisfactory to the Company, could be dilutive to the Company's results.

As described elsewhere in this Annual Report on Form 10-K, for the fiscal quarter and the fiscal year ended December 31, 2014, the Company had a net loss from continuing operations of $0.21 per share and $2.15 per share, respectively. These results are indicative of the pressures on the Company's net sales and margins that were present throughout 2014. During 2014, the net sales of the Company’s North America/HME segment were negatively impacted by external factors principally related to National Competitive Bidding (NCB). Lifestyle products in this segment were primarily impacted by a shift toward lower cost products that are subject to the Centers for Medicare and Medicaid Services’ National Competitive Bidding (NCB) program and pre- and post-payment audits. The Company is addressing its product portfolio in an effort to minimize declines in this product segment into 2015. In addition, the Company continued to closely monitor the roll-out of NCB, which is effective in 100 metropolitan statistical areas (MSAs) of the United States.

The Company estimates that, for the full year of 2014, approximately $299,000,000 in net sales of its U.S. HME equipment business, the major division within the North America/HME segment, were products sold to homecare providers that were included in the competitive bidding product categories. When the Company's products are ordered by homecare providers, the Company is not informed as to whether the provider is paid for the product through Medicare, Medicaid or private pay reimbursement or through direct cash sales. However, industry studies have shown historically that approximately 40% of HME providers' revenues on average are from sales paid by Medicare. Additionally, it is estimated that the 100 MSA's which implemented NCB, account for approximately 50% of Medicare's spending on durable medical equipment. Taking the $299,000,000 of U.S. HME net sales for the full year of 2014 of NCB bid categorized product and applying the previously mentioned 40% and then the 50% estimates, the Company's revenues from products potentially exposed to NCB could be approximately $60,000,000. By January 1, 2016, CMS expects to begin expanding NCB to 100% of the Medicare population. It also is worth noting that this estimate does not include other potential pricing pressures that also could impact homecare providers from other payors. The impact of NCB on net sales is hard to measure, as the Company does not have zip code level visibility into customers' sales, rental data or Medicare fulfillment data. The Company continues to remain judicious in its extension of credit to customers in these areas. The Company has worked closely with providers in recent years in preparation for NCB, offering programs to assist them in improving their operational efficiency, as well as offering products that serve to expand market opportunities. The Company believes that products such as the HomeFill® oxygen systems can enable providers an opportunity to reduce costs and transform their business model.

The Company does not expect to experience significant increased net sales in the North America/HME segment for custom power wheelchairs and seating systems until it has successfully completed the previously described third-party expert certification audit and FDA inspection and has received written notification from the FDA that the Company may resume full operations at its corporate and Taylor Street manufacturing facilities. Regarding products manufactured at the Taylor Street facility, which have been impacted by the Company's consent decree with the FDA and include some products sold outside of the North America/HME segment, net sales were approximately $43.2 million in 2014 compared to approximately $55.5 million in 2013. Even if the Company receives the FDA notification that it may resume full operations at its Taylor Street facility, it is uncertain as to whether, or how quickly, the Company will be able to rebuild net sales, irrespective of market conditions, to more typical historical levels such as when Taylor Street production accounted for approximately $172 million and $147 million in net sales in 2011 and 2012, respectively. Accordingly, the Company expects that these challenges are likely to pressure the Company's operating results in 2015.

See “Contingencies” in the Notes to the Condensed Consolidated Financial Statements and “Forward-Looking Statements” included in this Annual Report on Form 10-K.

DISCONTINUED OPERATIONS

On December 21, 2012, in order to focus on its core equipment product lines, the Company entered into an agreement to sell ISG and determined on that date that the "held for sale" criteria of ASC 360-10-45-9 were met. On January 18, 2013, the Company completed the sale of the ISG medical supplies business to AssuraMed, Inc. for a purchase price of $150,800,000 in cash. ISG had been operated on a stand-alone basis and reported as a reportable segment of the Company. The Company recorded a gain of $59,402,000 pre-tax in 2013 which represented the excess of the net sales price over the book value of the assets and liabilities of ISG, excluding cash. The sale of this business was dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the first quarter of 2013.

The net sales of the discontinued operation of ISG were $18,498,000 and $341,606,000 for 2013 and 2012, respectively. Earnings before income taxes for the discontinued operation of ISG were $402,000 and $16,238,000 for 2013 and 2012, respectively.

On January 17, 2014, the Company received a claim for approximately $1,352,000 from the acquirer of ISG. The claim alleged a breach of the purchase agreement, specifically that the inventories sold were not entirely useable or saleable in the ordinary course of business. The Company believes this claim is without merit and intends to contest this claim vigorously. As of the date of this filing, the Company is unable to estimate the outcome of this matter.

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

The assets and liabilities of Champion were the following as of the date of the sale, August 6, 2013 (in thousands):

August 6, 2013
Trade receivables, net	$3,030
Inventories, net	1,689
Other current assets	92
Property and Equipment, net	309
Goodwill	16,277
Assets sold	$21,397

Accounts payable	$936
Accrued expenses	352
Liabilities sold	$1,288

The net sales of the discontinued operation of Champion were $15,857,000 and $22,767,000 for 2013 and 2012, respectively. Earnings before income taxes for the discontinued operation of Champion were $3,156,000 and $4,274,000, respectively. Results for Champion include an interest expense allocation from continuing operations to discontinued operations of $449,000 and $792,000, respectively, as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the Company's average interest rates for the periods presented.

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

The net sales of the Altimate discontinued operations were $11,778,000, $17,854,000 and $16,876,000 for 2014, 2013 and 2012, respectively, and earnings before income taxes were $2,796,000, $5,118,000 and $4,628,000, respectively for the same periods. Results for Altimate include an interest expense allocation from continuing operations to discontinued operations of

$202,000, $323,000 and $378,000 for 2014, 2013 and 2012, respectively, as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the Company's average interest rates for the periods presented.

The Company recorded total expenses related to the discontinued operations noted above of $8,801,000, of which $7,790,000 were paid as of December 31, 2014.

The Company recorded an incremental intra-period tax allocation expense to discontinued operations for 2014 and 2013 representing the cumulative intra-period allocation expense to discontinued operations based on the Company's domestic taxable loss related to continuing operations for 2014 and 2013.

The Company has classified ISG, Champion and Altimate as a discontinued operations for all periods presented. Unless otherwise noted, the following discussion of the Company and its segments exclude the discontinued operations of ISG, Champion and Altimate.

RESULTS OF CONTINUING OPERATIONS

2014 Versus 2013

Net Sales. Consolidated net sales for 2014 decreased 4.8% for the year, to $1,270,163,000 from $1,334,505,000 in 2013. Foreign currency translation increased net sales by 0.2 of a percentage point. Organic net sales decreased 5.0% as a result of declines in the North America/HME, IPG and Asia/Pacific segments being offset by increases in the European segment.

Europe

European net sales increased 4.7% in 2014 compared to the prior year to $610,555,000 from $583,143,000 as foreign currency translation increased net sales by 1.1 percentage points. Organic net sales increased 3.6% principally due to increases in lifestyle and mobility and seating products, which were partially offset by declines in respiratory products.

North America/Home Medical Equipment (North America/HME)

North America/HME net sales decreased 13.8% in 2014 versus the prior year to $507,867,000 from $589,240,000 with foreign currency translation decreasing net sales by 0.5 of a percentage point. The organic net sales decrease of 13.3% was driven by declines in all product categories. The net sales decline in respiratory products is primarily attributable to a significant shipment of Invacare® HomeFill® oxygen systems to a large national account in 2013 that did not repeat in 2014. The net sales decline in lifestyle products was primarily impacted by a shift toward lower cost products for certain lifestyle products that are subject to the Centers for Medicare and Medicaid Services' National Competitive Bidding program and pre- and post-payment audits. The net sales decline in mobility and seating products was primarily driven by reduced net sales of scooter products, which the Company decided to exit domestically. In addition, the mobility and seating product category continued to be impacted by the FDA consent decree, which limits production of custom power wheelchairs and seating systems at the Taylor Street manufacturing facility to products having properly completed verification of medical necessity (VMN) documentation. The VMN is a signed document from a clinician, and in some instances a physician, that certifies that the product is deemed medically necessary for a particular patient's condition, which cannot be adequately addressed by another manufacturer's product or which is a replacement of the patient's existing product.

Institutional Products Group (IPG)

IPG net sales decreased 8.5% in 2014 over the prior year to $102,796,000 from $112,290,000 with foreign currency translation decreasing sales by 0.3 of a percentage point. The organic net sales decrease of 8.2% was driven primarily by declines in all product categories except therapeutic support surfaces and patient transport products.

 Asia/Pacific

Asia/Pacific net sales decreased 1.8% in 2014 from the prior year to $48,945,000 from $49,832,000. Foreign currency translation decreased net sales by 1.4 percentage points. Organic net sales decreased 0.4% largely due to declines at the Company's subsidiary that produces microprocessor controllers primarily related to its decision to exit the contract manufacturing business for customers outside of the healthcare industry. This was partially offset by growth in the Company's Australian distribution business. Changes in exchange rates, particularly with the Euro and U.S. Dollar, have had, and may continue to have, a significant impact on sales in this segment.

Gross Profit. Consolidated gross profit as a percentage of net sales was 27.3% in 2014 as compared to 27.5% in 2013. The margin decline was principally related to reduced volumes, sales mix favoring lower margin product lines and lower margin customers and an incremental warranty expense related to three recalls. Gross profit as a percentage of net sales for the Europe, IPG and Asia/Pacific segments was favorable as compared to the prior year with the North America/HME segment unfavorable compared to the prior year. The 2014 gross margin reflects an incremental warranty expense for three previously disclosed recalls of $11,493,000 or 0.9 of a percentage point. The incremental warranty expense was recorded in the North America/HME, Europe and Asia/Pacific reporting segments. The Company's warranty reserve is subject to adjustment as new developments change the Company's estimates. The 2013 gross margin reflects an incremental warranty expense for a power wheelchair joystick recall of $7,264,000 or 0.5 of a percentage point. The incremental warranty expense was recorded in the North America/HME and Asia/Pacific reporting segments. In addition, the 2013 gross margin benefited by $1,389,000 or 0.1 of a percentage point, related to an amended value added tax (VAT) filing recognized in the European segment.

Gross profit in Europe as a percentage of net sales increased 1.0 percentage point in 2014 from the prior year. The increase in margin was principally due to favorable customer and product mix and lower product costs partially offset by increased warranty and freight expense. The 2014 gross margin reflects an incremental warranty expense of $3,395,000 pre-tax or 0.6 of a percentage point for a previously disclosed recall. Gross margin in 2013 benefited by $1,389,000 or 0.2 of a percentage point, related to an amended VAT filing recognized in the fourth quarter of 2013.

North America/HME gross profit as a percentage of net sales decreased 2.5 percentage points in 2014 from the prior year. The decline in margins was principally due to an unfavorable sales mix favoring lower margin products, increased warranty expense and asset write-offs attributable to canceled product launches. The 2014 gross margin reflects an incremental recall expense of $6,833,000 or 1.3 of a percentage point for three recalls compared to $2,625,000 or 0.4 of a percentage point for the joystick recall initiated in 2013.

IPG gross profit as a percentage of net sales increased 0.9 of a percentage point in 2014 from the prior year. The increase in margin is primarily attributable to lower R&D and warranty expense.

Gross profit in Asia/Pacific as a percentage of net sales increased 2.4 percentage points in 2014 from the prior year. The increase was primarily as a result of reduced warranty expense and a favorable product mix related to the Company's decision to exit the contract manufacturing business for customers outside of the healthcare industry partially offset by unfavorable absorption of fixed costs at the Company's subsidiary which produces microprocessor controllers. The 2014 gross margin reflects an incremental warranty expense for the power wheelchair joystick recall of $1,265,000 pre-tax, or 2.6 percentage points compared an incremental warranty expense for the power wheelchair joystick recall of $4,639,000 pre-tax, or 9.3 percentage points, recorded in 2013.

See “Current Liabilities” in the Notes to the Consolidated Financial Statements included elsewhere in this report for the total provision amounts and a reconciliation of the changes in the warranty accrual.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales were 30.2% in 2014 and 29.8% in 2013. The overall dollar decrease was $13,419,000, or 3.4%, with foreign currency translation increasing expense by $85,000. Excluding the impact of foreign currency translation, SG&A expenses decreased $13,504,000, or 3.4%. This decrease is primarily attributable to reduced associate, bad debt and consulting expense, including lower regulatory and compliance costs related to quality systems improvements.

European SG&A expenses increased by 5.2%, or $6,917,000, in 2014 compared to 2013. Foreign currency translation increased expense by approximately $1,569,000 or 1.2 percentage points. Excluding the foreign currency translation impact, SG&A expenses increased by $5,348,000, or 4.0%, primarily due to higher associate costs.

SG&A expenses for North America/HME decreased 8.3%, or $16,415,000, in 2014 compared to 2013 with foreign currency translation decreasing expense by $1,009,000 or 0.5 of a percentage point. Excluding the foreign currency translation, SG&A expense decreased $15,406,000, or 7.8%, due principally to reduced associate, bad debt and consulting expense, including lower regulatory and compliance costs related to quality systems improvements.

SG&A expenses for IPG decreased by 6.5%, or $2,862,000, in 2014 compared to 2013 with foreign currency translation decreasing expense by $144,000, or 0.3 of a percentage point. Excluding the impact of foreign currency translation, SG&A expenses decreased by $2,718,000, or 6.2%, primarily due to reduced associate costs.

Asia/Pacific SG&A expenses decreased 4.7%, or $1,059,000, in 2014 compared to 2013. Foreign currency translation decreased expense by $331,000 or 1.5 percentage points. Excluding the foreign currency translation impact, SG&A expenses decreased $728,000, or 3.2%, principally as a result of reduced associate costs and depreciation expense.

 Asset write-downs to intangible assets. In accordance with ASC 350, Intangibles - Goodwill and Other, the Company reviews intangibles for impairment. As a result of the Company's 2014 intangible review, the Company recognized intangible write-down charges in the IPG segment of $13,041,000 comprised of a customer list impairment of $12,826,000 and a non-compete agreement of $215,000 as the actual and remaining cash flows associated with the intangibles were less than the cash flows originally used to value the intangibles, primarily driven by reduced net sales. The after-tax and pre-tax impairment amounts were the same for each of the above impairments.

As a result of the Company's 2013 intangible impairment review, the Company recognized intangible write-down charges of $1,523,000 comprised of trademarks with indefinite lives impairment of $568,000, a trademark with a definite life impairment of $123,000, customer list impairment of $442,000 and developed technology impairment of $223,000 all recorded in the IPG segment and a customer list impairment of $167,000 recorded in the North America/HME segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the indefinite-lived trademark impairments in the IPG segment, which were $496,000 after-tax.

 Charge Related to Restructuring Activities. The Company's restructuring charges were necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the Company's customers (e.g. home health care providers) and continued pricing pressures faced by the Company as a result of outsourcing by competitors to lower cost locations. In addition, restructuring decisions were also the result of reduced profitability in the North America/HME segment impacted by the FDA consent decree. While the Company's restructuring efforts have been executed on a timely basis resulting in operating cost savings, the savings have been more than offset by continued margin decline, principally as a result of product mix, reduced volumes and regulatory and compliance costs related to quality system improvements which are unrelated to the restructuring actions. The Company expects any near-term cost savings from restructuring will be offset by other costs as a result of pressures on the business.

Charges for the year ended December 31, 2014 totaled $11,112,000 including charges for severance ($9,841,000), other charges in IPG and Europe ($1,286,000) principally related to building write-downs and lease termination cost reversals ($15,000). Severance charges were incurred in the North America/HME segment ($4,404,000), Other ($2,978,000), IPG segment ($1,163,000), Asia/Pacific segment ($769,000) and Europe segment ($527,000). The North America/HME segment severance was principally related to additional positions eliminated due to lost sales volumes resulting from the impact of the FDA consent decree. The Other severance related to the elimination of two senior corporate executive positions. IPG segment severance related principally to the closure of the London, Ontario facility. Europe and Asia/Pacific severance related to the elimination of certain positions as a result of general restructuring efforts. The costs related to the building write-downs related to two plant closures. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. Payments for the year ended December 31, 2014 were $11,131,000 and were funded with operating cash flows and the Company's revolving credit facility. The majority of the 2014 charges are expected to be paid out within the next 12 months.

Charges for the year ended December 31, 2013 totaled $9,336,000, including charges for severance ($8,282,000), lease termination costs ($698,000) and other miscellaneous charges ($356,000). Severance charges were primarily incurred in the North America/HME segment ($5,405,000), Europe segment ($1,640,000) and Asia/Pacific segment ($970,000). The charges were incurred as a result of the elimination of various positions as part of the Company's globalization initiatives. North America/HME segment severance was principally related to positions eliminated due to lost sales volumes resulting from the impact of the FDA consent decree. In Europe, severance was incurred for elimination of certain sales and supply chain positions. In Asia/Pacific, severance was principally incurred at the Company's subsidiary, which produces microprocessor controllers, as a result of the Company's decision in 2012 to cease the contract manufacturing business for companies outside of the healthcare industry. The lease termination costs were principally related to Australia as a result of the restructuring announced in 2012. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. Payments for the year ended December 31, 2013 totaled were $11,844,000 and were funded with operating cash flows and the Company's revolving credit facility. The 2013 charges have been paid out.

To date, the Company's liquidity has not been materially impacted; however, the Company's disclosure in Liquidity and Capital Resources highlights risks that could negatively impact the Company's liquidity. See also "Charges Related to Restructuring Activities" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest. Interest expense decreased to $3,039,000 in 2014 from $3,078,000 in 2013, representing a 1.3% decrease. This decrease was attributable primarily to debt reduction during the year as proceeds from the sale of a business were utilized to reduce debt, which was principally offset by higher borrowing rates and reduced supplier cash discounts. Interest income in 2014 was $507,000 as compared to $384,000 in 2013, primarily due to interest income earned in Europe on a VAT receivable.

Income Taxes. The Company had an effective tax rate of 8.8% in 2014 compared to an expected benefit of 35% on the continuing operations pre-tax loss and 25.0% in 2013 compared to an expected benefit of 35% on the pre-tax loss from continuing operations. The Company's effective tax rate in 2014 was unfavorable to the expected U.S. federal statutory rate benefit due to the negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, except in the U.S. where a benefit of $7,175,000 was recognized as an intra-period allocation with discontinued operations against a portion of the domestic taxable loss from continuing operations, more than offsetting the benefit of foreign income taxed at rates below the U.S. statutory rate. The Company's effective tax rate in 2013 was unfavorable to the expected U.S. federal statutory rate benefit due to the negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, except in the U.S. where a benefit of $3,445,000 was recognized as an intra-period allocation with discontinued operations, more than offsetting the benefit of foreign income taxed at rates below the U.S. statutory rate. In 2013, the Company's losses without benefit and valuation allowances existed in the United States, Australia and New Zealand, and for 2014 also existed for one company in Switzerland. During 2013 a Danish valuation allowance of $390,000 was reversed due to a pattern of profitability. See “Income Taxes” in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Research and Development. The Company continues to invest in research and development activities to maintain its competitive advantage. The Company dedicates funds to applied research activities to ensure that new and enhanced design concepts are available to its businesses. Research and development expenditures, which are included in costs of products sold, increased to $23,149,000 in 2014 from $24,075,000 in 2013. The expenditures, as a percentage of net sales, were 1.8% and 1.8% in 2014 and 2013, respectively.

2013 Versus 2012

Net Sales. Consolidated net sales for 2013 decreased 5.7% for the year, to $1,334,505,000 from $1,415,818,000 in 2012. Foreign currency translation increased net sales by 0.8 of a percentage point. Organic net sales decreased 6.5% as a result of increases for the European segment being more than offset by declines for all other segments.

North America/Home Medical Equipment (North America/HME)

North America/HME net sales decreased 12.8% in 2013 versus the prior year to $589,240,000 from $675,782,000 with foreign currency translation decreasing net sales by 0.2 of a percentage point. The organic net sales decrease of 12.6% was primarily driven by declines in the mobility and seating and lifestyle products partially offset by increases in respiratory products. The increase in respiratory product was partially driven by a large order of HomeFill® oxygen systems by a national account which was fulfilled in 2013. The sales decline in mobility and seating products was primarily driven by the impact of the FDA consent decree, which limits sales of mobility products from the Taylor Street manufacturing facility to products having properly completed VMN documentation.

Institutional Products Group (IPG)

IPG net sales decreased 11.2% in 2013 to $112,290,000 from $126,508,000 in the prior year. Foreign currency translation had no material impact on net sales. The organic net sales decrease of 11.1% was driven primarily by declines in all product categories as a result of delay in new product introductions and higher volume in 2012 for interior design projects.

Europe

European net sales increased 6.7% in 2013 to $583,143,000 from $546,543,000 as foreign currency translation increased net sales by 2.3 percentage points. Organic net sales increased 4.4 percentage points, principally due to increases in lifestyle and mobility and seating products partially offset by a decline in respiratory products.

Asia/Pacific

Asia/Pacific net sales decreased 25.6% in 2013 to $49,832,000 from $66,985,000 in the prior year. Foreign currency translation decreased net sales by 1.4 percentage points. Organic net sales decreased 24.2%. The decline in the Company's subsidiary which produces microprocessor controllers was primarily related to its decision to exit the contract manufacturing business for companies outside of the healthcare industry, as well as reduced sales of electronic components for mobility products. The Company's Australian and New Zealand distribution businesses experienced a decline in net sales, primarily in lifestyle and mobility and seating products. Changes in exchange rates, particularly with the Euro and U.S. Dollar, have had, and may continue to have, a significant impact on sales in this segment.

Gross Profit. Consolidated gross profit as a percentage of net sales was 27.5% in 2013 as compared to 30.2% in 2012. The margin decline was principally related to reduced volumes, sales mix favoring lower margin product lines and lower margin customers and an incremental warranty expense related to a power wheelchair recall. Gross profit as a percentage of net sales for the Europe and IPG segments was favorable as compared to the prior year with North America/HME and Asia/Pacific segments unfavorable to the prior year. The 2013 gross margin reflected an incremental warranty expense for a power wheelchair joystick recall of $7,264,000 or 0.5 of a percentage point. The incremental warranty expense was recorded in the North America/HME and Asia/Pacific reporting segments. The customer response to the joystick recall, which officially launched in October 2013, surpassed the anticipated response rate, which was based on historic recalls, and accordingly the reserve was adjusted in the fourth quarter of 2013. The reserve is subject to adjustment as new developments change the Company's estimate of the total cost of this matter. The 2013 gross margin benefited by $1,389,000 or 0.1 of a percentage point, related to an amended VAT filing recognized in the European segment.

North America/HME gross profit as a percentage of net sales decreased by 6.0 percentage points in 2013 from the prior year. The decline in margins was principally due to an unfavorable sales mix favoring lower margin customers and product lines and unfavorable absorption of fixed costs at the Taylor Street manufacturing facility as a result of reduced volumes resulting principally from the impact of the FDA consent decree. The 2013 decrease in gross margin reflected an incremental warranty expense for the power wheelchair joystick recall of $2,625,000 pre-tax or 0.4 of a percentage point.

IPG gross profit as a percentage of net sales increased 2.5 percentage points in 2013 from the prior year. The increase in margin was primarily attributable to favorable product mix toward high margin products and reduced freight costs, partially offset by lower volumes.

Gross profit in Europe as a percentage of net sales increased 1.1 percentage points in 2013 from the prior year. The increase was primarily a result of higher sales volumes as well as reduced purchasing and freight costs. Gross margin in 2013 also benefited by $1,389,000 or 0.2 of a percentage point, related to an amended VAT filing recognized in the fourth quarter of 2013.

Gross profit in Asia/Pacific as a percentage of net sales decreased 16.1 percentage points in 2013 from the prior year. The decline was primarily as a result of the significant volume declines in each of the businesses in this segment, higher warranty expense and increased research and development expenses. The 2013 gross margin reflected an incremental warranty expense for the power wheelchair joystick recall of $4,639,000 pre-tax, or 9.3 percentage points.

See “Current Liabilities” in the Notes to the Consolidated Financial Statements included elsewhere in this report for the total provision amounts and a reconciliation of the changes in the warranty accrual.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales were 29.8% in 2013 and 28.7% in 2012. The overall dollar decrease was $9,491,000, or 2.3%, with foreign currency translation increasing expenses by $1,613,000, or 0.4 of a percentage point. Excluding the impact of foreign currency translation, SG&A expenses decreased $11,104,000, or 2.7%. This decrease was primarily attributable to decreased regulatory and compliance costs related to quality systems improvements.

SG&A expenses for North America/HME decreased 4.5%, or $9,297,000, in 2013 compared to 2012 with foreign currency translation decreasing SG&A expense by $546,000. Excluding the foreign currency translation, SG&A expense decreased $8,751,000, or 4.2%, primarily due to increased associate costs.

SG&A expenses for IPG increased by 2.5%, or $1,079,000, in 2013 compared to 2012 with foreign currency translation decreasing expense by $47,000, or 0.1 of a percentage point. Excluding the impact of foreign currency translation, SG&A expenses increased by $1,126,000, or 2.6%, primarily due to increased associate costs.

European SG&A expenses increased by 6.3%, or $7,876,000, in 2013 compared to 2012. Foreign currency translation increased SG&A expenses by approximately $2,712,000. Excluding the foreign currency translation impact, SG&A expenses increased by $5,164,000, or 4.1% primarily due to increased associate costs and unfavorable foreign currency transactions.

Asia/Pacific SG&A expenses decreased 29.0%, or $9,149,000, in 2013 compared to 2012. Foreign currency translation decreased expenses by $506,000. Excluding the foreign currency translation impact, SG&A expenses decreased $8,643,000, or 27.4%, principally as a result of reduced personnel costs resulting from restructuring activities implemented in 2012.

 Asset write-downs to goodwill and intangible assets. In 2013, the Company recognized intangible write-down charges of $1,523,000 comprised of trademarks with indefinite lives impairment of $568,000, a trademark with a definite life impairment of $123,000, customer list impairment of $442,000 and developed technology impairment of $223,000 all recorded in the IPG segment and a customer list impairment of $167,000 recorded in the North America/HME segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the indefinite-lived trademark impairments in the IPG segment, which were $496,000 after-tax.

In 2012, the Company recognized intangible write-down charges of $773,000 comprised of: trademark with an indefinite life impairment of $279,000 and developed technology impairment of $398,000 in the IPG segment and a patent impairment of $96,000 in the North America/HME segment. The pre-tax and after-tax impairment amounts were the same for each of the above impairments except for the trademark impairment in the IPG segment, which was $204,000 after-tax.

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

 Charge Related to Restructuring Activities. The Company's restructuring charges were necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the Company's customers (e.g. home health care providers) and continued pricing pressures faced by the Company as a result of outsourcing by competitors to lower cost locations. In addition, restructuring decisions were also the result of reduced profitability in the North America/HME segment impacted by the FDA consent decree. While the Company's restructuring efforts were executed on a timely basis resulting in operating cost savings, the savings have been more than offset by continued margin decline, principally as a result of product mix, reduced volumes and other costs related to quality system improvements which are unrelated to the restructuring actions. The Company expects any near-term cost savings from restructuring will be offset by other costs as a result of pressures on the business.

Charges for the year ended December 31, 2013 totaled $9,336,000, including charges for severance ($8,282,000), lease termination costs ($698,000) and other miscellaneous charges ($356,000). Severance charges were primarily incurred in the North America/HME segment ($5,405,000), Europe segment ($1,640,000) and Asia/Pacific segment ($970,000). The charges were incurred as a result of the elimination of various positions as part of the Company's globalization initiatives. North America/HME segment severance was principally related to positions eliminated due to lost sales volumes resulting from the impact of the FDA consent decree. In Europe, severance was incurred for elimination of certain sales and supply chain positions. In Asia/Pacific, severance was principally incurred at the Company's subsidiary, which produces microprocessor controllers, as a result of the Company's decision in 2012 to cease the contract manufacturing business for companies outside of the healthcare industry. The lease termination costs were principally related to Australia as a result of the restructuring announced in 2012. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. Payments for the year ended December 31, 2013 were $11,844,000 and were funded with operating cash flows and cash on hand. The 2013 charges have now been paid out.

Charges for the year ended December 31, 2012 totaled $11,395,000, including charges for severance ($6,775,000), lease termination costs ($1,725,000), building and asset write-downs, primarily related to the closure of the Hong, Denmark assembly facility, and other miscellaneous charges in Europe and Asia/Pacific ($2,404,000) and inventory write-offs ($491,000) in Asia/Pacific recorded in cost of products sold. Severance charges were primarily incurred in the North America/HME segment ($4,242,000), Asia/Pacific segment ($1,681,000) and Europe segment ($817,000). The charges were incurred as a result of the elimination of various positions as part of the Company's globalization initiatives. In addition, a portion of the North America/HME segment severance was related to positions eliminated, principally in sales and marketing as well as manufacturing, at the Company's Taylor Street facility as a result of the FDA consent decree. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. In Europe, positions were eliminated as a result of finalizing the exit from the manufacturing facility in Denmark and an elimination of a senior management position in Switzerland. In Asia/Pacific, at the end of October 2012, the Company's management approved a plan to restructure the Company's operations in this segment. In Australia, the Company consolidated offices / warehouses, decrease staffing and exited various activities while returning to a focus on distribution. At the Company's subsidiary, which produces microprocessor controllers, the Company decided to cease the contract manufacturing business for companies outside of the healthcare industry. Payments for the year ended December 31, 2012 were $9,381,000 and were funded with operating cash flows. The 2012 charges have now been paid out.

Interest. Interest expense decreased to $3,078,000 in 2013 from $7,739,000 in 2012, representing a 60.2% decrease. This decrease was attributable primarily to debt reduction during the year as proceeds from the sales of businesses were utilized to reduce debt. Interest income in 2013 was $384,000 as compared to $686,000 in 2012, primarily due to a reduction in volume of financing provided to customers.

 Income Taxes. The Company had an effective tax rate of 25.0% in 2013 compared to an expected benefit of 35% on the continuing operations pre-tax loss and 1,413.7% in 2012 on the pre-tax loss from continuing operations. The Company's effective tax rate in 2013 was unfavorable to the expected U.S. federal statutory rate benefit due to the negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, except in the U.S. where a benefit of $3,445,000 was recognized as an intra-period allocation with discontinued operations, more than offsetting the benefit of foreign income taxed at rates below the U.S. statutory rate. The Company's effective tax rate in 2012 was higher than the expected U.S. federal statutory rate due to the negative impact of the Company not being able to record tax benefits related to losses in countries which had tax valuation allowances for the year, except in the U.S. where a benefit of $9,230,000 was recognized as an intra-period allocation with discontinued operations against a portion of the domestic taxable loss from continuing operations, more than offsetting the benefit of foreign income taxed at rates below the U.S. statutory rate. In 2012, the Company also recorded a foreign discrete tax adjustment of $9,336,000 including interest related to prior year periods under audit, which is being contested by the Company. In 2013, the Company's losses without benefit and valuation allowances existed in the United States, Australia and New Zealand, and for 2012 also existed for Denmark. During 2013 the Danish valuation allowance of $390,000 was reversed due to a pattern of profitability. See “Income Taxes” in the Notes to the Consolidated Financial Statements included elsewhere in this report for more detail.

Research and Development. Research and development expenditures, which are included in costs of products sold, decreased to $24,075,000 in 2013 from $23,851,000 in 2012. The expenditures, as a percentage of net sales, were 1.8% and 1.7% in 2013 and 2012, respectively.
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

The Company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, decreased by $25,652,000 to $22,343,000 at December 31, 2014 from $47,995,000 as of December 31, 2013. The Company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $1,999,000 and $2,709,000 as of December 31, 2014 and December 31, 2013, respectively. The debt discount decreased $710,000 during 2014, as a result of amortization of the convertible debt discount. The debt decrease during the year was principally the result of using the proceeds from the sale of Altimate in the third quarter of 2014 to reduce debt outstanding under the Company's revolving credit facility. The Company's cash and cash equivalents were $38,931,000 at December 31, 2014 compared to $29,785,000 at December 31, 2013. At December 31, 2014, the Company had $4,000,000 outstanding on its revolving credit facility compared to $28,109,000 as of December 31, 2013.

During 2014, the Company's borrowing capacity and cash on hand were utilized for normal operations. Debt repurchases, acquisitions, divestitures, the timing of vendor payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the Company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a different given period. During 2014, the outstanding borrowings on the Company's revolving credit facility varied from a low of $4,000,000 to a high of $66,300,000. While the Company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the Company, loans or other purposes, except in China where the cash balance as of December 31, 2014 was approximately $4,800,000.

On January 31, 2014, the Company entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") which contained certain covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also were financial covenants that required the Company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Amended and Restated Credit Agreement, as amended) and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Amended and Restated Credit Agreement, as amended). The Company incurred $351,000 in fees in the first quarter of 2014 which were capitalized and are being amortized through October, 2015. In addition, as a result of reducing the capacity of the facility from $250,000,000 to $100,000,000 in the Amended and Restated Credit Agreement, the Company wrote-off $1,070,000 in previously capitalized fees in the first quarter of 2014, which was reflected in the expense of the North America / HME segment.

On September 30, 2014, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the "Amendment") which provided the Company with additional flexibility on its financial covenants through the duration of the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement, as amended by the Amendment, among other things, provided for the following:

•
An increase in the maximum leverage ratio for the first three quarters of 2014 and a ratio of 3.50 to 1.00 as of December 31, 2014. The quarterly minimum interest coverage ratio remained 3.5 to 1.00 in the Amended and Restated Credit Agreement.

•
In calculating the Company’s EBITDA for purposes of determining the leverage and interest coverage ratios, the Amended and Restated Credit Agreement allowed the Company to add back to EBITDA up to $20,000,000 for one-time cash restructuring charges incurred after May 30, 2013, which was an incremental increase of $5,000,000 from the terms of the Company's prior credit agreement. The Amendment on September 30, 2014 allowed for an additional add back to EBITDA for warranty expense accrued up to $10,000,000 and subtraction of related cash payments when made in future periods.

•
A decrease in the aggregate principal amount of the revolving credit facility to $100,000,000 from $250,000,000 through the maturity date of the facility in October 2015, as well as reductions in the facility’s swing line loan, optional currency and foreign-borrower sublimits.

•	Reductions in the allowances under the facility for capital expenditures (down to $25,000,000 annually), dividends, other indebtedness and liens.

•	An increase of 25 basis points in the margin applicable to determining the interest rate on borrowings under the revolving credit facility.
The Amended and Restated Credit Agreement also provided for the issuance of swing line loans with borrowings under the Credit Agreement bearing interest, at the Company's election, at (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a margin; or (ii) a Base Rate Option plus a margin. The applicable margin, as of December 31, 2014, was 2.00% per annum for LIBOR loans and 1.00% for the Base Rate Option loans based on the Company's leverage ratio. In addition to interest, the Company was required to pay commitment fees on the unused portion of the Credit Agreement. The commitment fee rate, as of December 31, 2014, was 0.30% per annum. Like the interest rate spreads, the commitment fee was subject to adjustment based on the Company's leverage ratio. As of December 31, 2014, the obligations of the borrowers under the Credit Agreement were secured by substantially all of the Company's U.S. assets and were guaranteed by substantially all of the Company's material domestic and foreign subsidiaries.

As of December 31, 2014, the Company's leverage ratio was 1.59 and the Company's interest coverage ratio was 7.02 compared to a leverage ratio of 2.30 and an interest coverage ratio of 7.51 as of December 31, 2013. The December 31, 2014 leverage ratio reflects a net positive adjustment to adjusted EBITDA (as defined in the Amended and Restated Credit Agreement) of $8,228,000 as permitted under the provision of the Amendment allowing for the add back of warranty expense accruals up to $10,000,000 and the subtraction of related cash payments when paid. This net positive adjustment was comprised of warranty expense of $9,256,000 offset by cash payments of $1,028,000 related to the three specific product issues accrued for in the third quarter of 2014. As of December 31, 2014, the Company was in compliance with all covenant requirements and, under the most restrictive covenant of the Amended and Restated Credit Agreement, the Company had the capacity to borrow up to an additional $35,303,000.

On January 16, 2015, the Company entered into a Revolving Credit and Security Agreement (the “New Credit Agreement”). The proceeds of the New Credit Agreement were used to repay approximately $17,000,000 in aggregate principal amount of borrowings and terminate the Amended and Restated Credit Agreement, which was scheduled to mature in October 2015. As determined pursuant to the borrowing base formula, the Company’s initial aggregate borrowing base as of January 15, 2015 under the Credit Facility of the New Credit Agreement was approximately $76,000,000, with aggregate borrowing availability of approximately $57,000,000, taking into account the $10,000,000 minimum availability reserve, then outstanding letters of credit and other reserves. See Subsequent Events in the Notes to the Consolidated Financial Statements for more details regarding the New Credit Agreement.

The New Credit Agreement contains customary representations, warranties and covenants including dominion triggers requiring the Company to maintain borrowing capacity of not less than $11,250,000 on an given business day or $12,500,000 for 5 consecutive days. If the Company is unable to comply with the provisions in the New Credit Agreement, it could result in a default which could trigger acceleration of, or the right to accelerate, the related debt. Because of cross-default provisions in its agreements and instruments governing certain of the Company's indebtedness, a default under the New Credit Agreement could result in a default under, and the acceleration of, certain other Company indebtedness. In addition, the Company's lenders would be entitled to proceed against the collateral securing the indebtedness.

Based on the Company's current expectations, the Company believes that its cash balances, cash generated by operations and available borrowing capacity under its New Credit Agreement should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, the Company's ability to satisfy its liquidity needs will depend on many factors, including the operating performance of the business, the Company's ability to successfully complete in a timely manner the third-party expert certification audit and FDA inspection contemplated under the consent decree and receipt of the written notification from the FDA permitting the Company to resume full operations, as well as the Company's compliance with the provisions under its New Credit Agreement. In addition, the Company must make SERP and deferred compensation payments of approximately $24,700,000 in 2015 as the result of the retirement of four senior executives during 2014 which will negatively impact operating cash flows for the Company. As of December 31, 2014, the Company has approximately $12,000,000 in life insurance policies that can be sold to partially fund these executive payments. Notwithstanding the Company's expectations, if the Company's operating results decline as the result of pressures on the business due to, for example, currency fluctuations or regulatory issues or the Company's failure to execute its business plans, the Company may be unable to comply with its obligations under the New Credit Agreement, and its lenders could demand repayment of the amounts outstanding under the Company's credit facility.

As a result, continued compliance with the Company's credit agreements is a high priority, which means the Company remains focused on generating sufficient cash and managing its expenditures. The Company also may examine alternatives such as raising additional capital through permitted asset sales or sales and leaseback of properties. Such items, if available on terms satisfactory to the Company, could be dilutive to the Company's results. In addition, if necessary and advisable, the Company may seek to renegotiate its New Credit Agreement in order to remain in compliance with its obligations. The Company can make no assurances that under such circumstances its financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to the Company, if at all.

The Company's New Credit Agreement prohibits the Company from retiring or purchasing its 4.125% Convertible Senior Subordinated Debentures due 2027. The Company did not repurchase and extinguish any of its Convertible Senior Subordinated Debentures in 2014 or 2013 compared to repurchase and extinguishment of a principal amount of $500,000 in 2012. As of December 31, 2014, the Company had $13,350,000 remaining of Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the Company believes that its exposure to interest rate fluctuations is manageable. The Company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the Company's free cash flow should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of December 31, 2014, the weighted average floating interest rate on revolving credit borrowing was 2.25% compared to 2.39% as of December 31, 2013.

CAPITAL EXPENDITURES

There are no individually material capital expenditure commitments outstanding as of December 31, 2014. The Company estimates that capital investments for 2015 will be approximately $15,000,000 compared to actual capital expenditures of $12,327,000 in 2014. The Company believes that its balances of cash and cash equivalents and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures for the foreseeable future. On January 16, 2015, the Company entered into the New Credit Agreement which limits the Company's annual capital expenditures to $20,000,000.

CASH FLOWS

Cash flows provided by operating activities were $8,892,000 in 2014, compared to $10,054,000 in the previous year. The decline in operating cash flows in 2014 was primarily attributable to a decline in net earnings excluding the gain on the sale of businesses in 2014 and 2013, which more than offset the net positive cash flow impact of working capital items with declines in receivables and increased payables partially offset by increased inventories.

Cash flows provided by investing activities were $33,582,000 in 2014, compared to cash flows provided by investing activities of $175,345,000 in 2013. Cash flows provided by investing activities in 2014 were driven by the proceeds from the sale of a business of $21,870,000. In addition, the Company sold life insurance assets of $21,338,000 in 2014 to fund payments as a result of the retirement of certain executives officers of the Company. The majority of the future payments are expected to be paid out by the end of the third quarter of 2015 which will negatively impact operating cash flows for the Company. Cash flows provided by investing activities in 2013 were primarily related to the proceeds from sale of two businesses of $187,552,000.

Cash flows used by financing activities in 2014 were $32,158,000 compared to $194,488,000 in 2013. The decrease in cash used was primarily attributable to repayment of debt.

During 2014, the Company generated free cash flow of $8,412,000 compared to free cash flow of $6,254,000 in 2013. The increase is due primarily to a decrease in the purchase of property and equipment. Free cash flow is a non-GAAP financial measure that is comprised of net cash provided by operating activities, excluding net cash impact related to restructuring activities, less net purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Twelve Months Ended December 31,
	2014	2013
Net cash provided by operating activities	$8,892	$10,054
Plus: Net cash impact related to restructuring activities	9,326	9,473
Less: Purchases of property and equipment—net	(9,806)	(13,273)
Free Cash Flow	$8,412	$6,254

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of December 31, 2014 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
4.125% Convertible Senior Subordinated Debentures due 2027	$20,027	$551	$1,101	$1,101	$17,274
Revolving Credit Agreement due 2018	4,263	86	173	4,004	—
Operating lease obligations	44,815	18,549	18,956	6,204	1,106
Capital lease obligations	6,053	1,315	2,619	1,163	956
Purchase obligations (primarily computer systems contracts)	28,711	9,328	13,139	6,244	—
Product liability	23,194	4,334	9,103	4,238	5,519
Supplemental Executive Retirement Plan	27,584	21,517	782	782	4,503
Other, principally deferred compensation	8,250	3,583	310	293	4,064
Total	$162,897	$59,263	$46,183	$24,029	$33,422

The table does not include any payments related to liabilities recorded for uncertain tax positions as the Company cannot make a reasonably reliable estimate as to the timing of any other payments. See Income Taxes in the Notes to the Consolidated Financial Statements included in this report.

DIVIDEND POLICY

It is the Company’s policy to pay a nominal dividend in order for its stock to be more attractive to a broader range of investors. The current annual dividend rate remains at $0.05 per Common Share and $0.045 per Class B Common Share. It is not anticipated that this will change materially as the Company believes that capital should be kept available for use in growth opportunities through internal development and acquisitions. For 2014, annualized dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid.

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

To review goodwill for impairment in accordance with ASC 350, the Company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of the each reporting unit. A reporting unit is defined as an operating segment or one level below. The Company has determined that its reporting units are the same as its operating segments. The Company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the Company utilizes a discounted cash flow (DCF) method in which the Company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the Company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 9.89% in 2014 for the Company's annual impairment analysis compared to 10.00% in 2013 and 9.88% in 2012.
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
In 2014, 2013 and 2012, the Company performed a review for potential impairments of any other assets, including the Company's Taylor Street facility which is subject to the FDA consent decree that limits the Company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair subassemblies at the Taylor Street facility. The Company determined there was no impairment of the property, plant and equipment of the Taylor Street facility based on a comparison of the forecasted undiscounted cash flows to the carrying value of the net assets in accordance with ASC 360. In addition, the Company determined there was no impairment of inventory associated with the facility.
While there was no indication of impairment in 2014 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for any of the Company's segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the Company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the Company reviewed the results if the discount rate used were 100 basis points higher for the 2014 impairment analysis and determined that there still would not be any indicator of potential impairment for the segments with goodwill which are Europe and IPG.
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
During 2014, the Company recognized intangible write-down charges in the IPG segment of $13,041,000 comprised of a customer list impairment of $12,826,000 and a non-compete agreement of $215,000 as the actual and remaining cash flows associated with the intangibles were less than the cash flows originally used to value the intangibles, primarily driven by reduced net sales. The after-tax and pre-tax impairment amounts were the same for each of the above impairments.
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
As a result of the Company's 2012 intangible impairment review, the Company recognized intangible write-down charges of $773,000 related to a trademark with an indefinite life of $279,000 and a developed technology impairment of $398,000 each in the IPG segment and a patent impairment of $96,000 in the North America/HME segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the trademark impairment in the IPG segment, which was $204,000 after-tax.
The fair values of the customer lists were calculated using an excess earnings method, using a discounted cash flow model. Estimated cash flow returns to the customer relationship were reduced by the cash flows required to satisfy the return requirements of each of the assets employed with the residual cash flow then discounted to value the customer list. The fair values of the trademarks and developed technology were calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value. The patent was impaired as the related product was discontinued.

Product Liability

The Company is self-insured in North America for product liability exposures through its captive insurance company, Invatection Insurance Company, which currently has a policy year that runs from September 1 to August 31 and insures annual policy losses up to $10,000,000 per occurrence and $13,000,000 in the aggregate. The Company also has additional layers of external insurance coverage, related to all lines of insurance coverage, insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the Company’s per country foreign liability limits, as applicable. There can be no assurance that Invacare’s current insurance levels will continue to be adequate or available at affordable rates.

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

Accounting for Stock-Based Compensation

The Company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The Company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted and the Company continues to use a Black-Scholes valuation model. As of December 31, 2014, there was $7,061,000 of total unrecognized compensation cost from stock-based compensation arrangements, which is related to non-vested options and shares, and includes $4,461,000 related to restricted stock awards and $2,600,000 related to non-qualified stock options.

The substantial majority of the options awarded have been granted at exercise prices equal to the market value of the underlying stock on the date of grant. Restricted stock awards granted without cost to the recipients are expensed on a straight-line basis over the vesting periods. Performance awards granted are expensed based on estimated achievement of the performance objectives over the relevant performance award periods.

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

In April 2014, the FASB issued ASU 2014-08 changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held for sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. This standard must be prospectively applied to all reporting periods presented in financial reports issued after the effective date. Early adoption is permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2014. If applicable, this standard will change the presentation of the Company's financial statements but will not affect the calculation of net income, comprehensive income or earnings per share. The Company adopted ASU 2014-08 effective January 1, 2015.

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

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk.

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on December 31, 2014 debt levels, a 1% change in interest rates would impact annual interest expense by approximately $40,000. Additionally, the Company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company’s financial condition or results of operations.

As of December 31, 2014, the Company had $4,000,000 outstanding under its Amended and Restated Credit Agreement, which provided for a $100,000,000 senior secured revolving credit facility at variable rates, and $13,350,000 outstanding in principal on its 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $1,999,000 is included in equity. On January 16, 2015, the Company entered into the New Credit Agreement (the “New Credit Agreement”). The proceeds of the New Credit Agreement were used to repay and terminate the Company’s Amended and Restated Credit Agreement, which was scheduled to mature in October 2015. Accordingly, while the Company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the Company recently entered into its New Credit Agreement. The New Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days. Should the Company fail to comply with these requirements, the Company would potentially have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

Item 8.        Financial Statements and Supplementary Data.

Reference is made to the Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets, Consolidated Statement of Comprehensive Income (Loss), Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders’ Equity, Notes to Consolidated Financial Statements and Financial Statement Schedule, which appear on pages FS-1 to FS-61 of this Annual Report on Form 10-K.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014, in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is based on the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

In management’s opinion, internal control over financial reporting is effective as of December 31, 2014.

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

(d) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Information required by Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K. The other information required by Item 10 as to the directors of the Company, the Audit Committee, the Audit Committee financial experts, the procedures by which security holders may recommend nominees to the Board of Directors, compliance with Section 16(a) of the Exchange Act, code of ethics and corporate governance is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders.

Item 11.        Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Corporate Governance” in the Company’s definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the caption “Share Ownership of Principal Holders and Management” in the Company’s definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders.

Information regarding the securities authorized for issuance under the Company’s equity compensation plans is incorporated by reference to the information set forth under the captions “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders.

Item 14.        Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information set forth under the caption “Independent Auditors” and “Pre-Approval Policies and Procedures” in the Company’s definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.
The following financial statements of the Company are included in Part II, Item 8:
Consolidated Statement of Comprehensive Income (Loss)—years ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheet—December 31, 2014 and 2013
Consolidated Statement of Cash Flows—years ended December 31, 2014, 2013 and 2012
Consolidated Statement of Shareholders’ Equity—years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

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

(a)(3) Exhibits.
See Exhibit Index at page number I-64 of this Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 26, 2015.

INVACARE CORPORATION

By:	/s/ ROBERT K. GUDBRANSON
Robert K. Gudbranson
Interim President and Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 26, 2015.

Signature	Title

/s/ C. MARTIN HARRIS, M.D.	Interim Chairman of the Board of Directors
C. Martin Harris, M.D.

/s/ ROBERT K. GUDBRANSON	Interim President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Robert K. Gudbranson

/s/ MICHAEL F. DELANEY	Director
Michael F. Delaney

/s/ JAMES L. JONES	Director
James L. Jones

/s/ DALE C. LAPORTE	Director
Dale C. LaPorte

/s/ A. MALACHI MIXON, III	Director
A. Malachi Mixon, III

/s/ MICHAEL J. MERRIMAN	Director
Michael J. Merriman

/s/ DAN T. MOORE, III	Director
Dan T. Moore, III

/s/ CHARLES S. ROBB	Director
Charles S. Robb

/s/ BAIJU R. SHAH	Director
Baiju R. Shah

/s/ ELLEN O. TAUSCHER	Director
Ellen O. Tauscher

INVACARE CORPORATION
Report on Form 10-K for the fiscal year ended December 31, 2014.
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
(O)
2.2
Share Purchase Agreement among Champion Equity Holdings, LLC, Invacare Corporation and Champion Manufacturing Inc., dated August 7, 2013. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the agreement.)
(Q)
2.3
Share Purchase Agreement among REP Acquisition Corporation, Invacare Corporation and Altimate Medical, Inc., dated August 29, 2014. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the agreement.)
(W)
3(a)	Second Amended and Restated Articles of Incorporation	(G)
3(b)	Second Amended and Restated Code of Regulations of the Company, as amended on February 13, 2014	(T)
4(a)	Specimen Share Certificate for Common Shares	(C)
4(b)	Specimen Share Certificate for Class B Common Shares	(C)
4(c)	Rights agreement between Invacare Corporation and National City Bank (as predecessor in interest to Wells Fargo Bank, N.A.) dated as of July 8, 2005	(B)
4(d)
Indenture, dated as of February 12, 2007, by and among Invacare Corporation, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (including the Form of 4.125% Convertible Senior Subordinated Debenture due 2027 and related Guarantee attached as Exhibit A)
(D)
4(e)	Amendment No. 1 to Rights agreement between Invacare Corporation and Wells Fargo Bank, N.A. dated as of October 28, 2009	(I)
10(a)	Invacare Retirement Savings Plan, effective January 1, 2001, as amended	(E)*
10(b)	Invacare Corporation 401(K) Plus Benefit Equalization Plan, effective January 1, 2003, as amended and restated	(E)*
10(c)	Invacare Corporation Amended and Restated 2003 Performance Plan	(H)*
10(d)	Form of Change of Control Agreement entered into by and between the Company and certain of its executive officers and schedule of all such agreements with current executive officers	(L)*
10(e)	Form of Indemnity Agreement entered into by and between the Company and its directors and certain of its executive officers and schedule of all such agreements with directors and executive officers	(M)*
10(f)	Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005, as amended August 19, 2009 and on November 23, 2010	(L)*
10(g)	Invacare Corporation Death Benefit Only Plan, effective January 1, 2005, as amended	(E)*
10(h)	Supplemental Executive Retirement Plan, as amended and restated effective February 1, 2000	(A)*
10(i)	Form of Director Stock Option Award under Invacare Corporation 2003 Performance Plan	(E)*
10(j)	Form of Director Deferred Option Award under Invacare Corporation 2003 Performance Plan	(L)*
10(k)	Form of Restricted Stock Award under Invacare Corporation 2003 Performance Plan	(M)
10(l)	Form of Stock Option Award under Invacare Corporation 2003 Performance Plan	(E)*
10(m)	Form of Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(E)*
10(n)	Form of Switzerland Stock Option Award under Invacare Corporation 2003 Performance Plan	(E)*

Official Exhibit No.	Description	Sequential Page No.
10(o)	Form of Switzerland Executive Stock Option Award under Invacare Corporation 2003 Performance Plan	(E)*
10(p)**	Director Compensation Schedule	*
10(q)	Invacare Corporation Executive Incentive Bonus Plan, as amended March 9, 2010	(K)*
10(r)
Form of Rule 10b5-1 Sales Plan entered into between the Company and certain of its executive officers and other employees and a schedule of all such agreements with executive officers and other employees
(L)
10(s)	Retirement Agreement and Release, dated as of November 14, 2014, by and between Invacare Corporation and A. Malachi Mixon, III.	(Y)*
10(t)	Cash Balance Supplemental Executive Retirement Plan, as amended and restated, effective December 31, 2008	(F)*
10(u)
Form of Participation Agreement, for current participants in the Cash Balance Supplemental Executive Retirement Plan, as of December 31, 2008, entered into by and between the Company and certain participants and a schedule of all such agreements with participants
(F)*
10(v)	Retirement Agreement and Release, dated as of July 23, 2014, by and between Invacare Corporation and Gerald B. Blouch	(V)*
10(w)	Amendment No. 1 to the Cash Balance Supplemental Executive Retirement Plan, effective August 19, 2009	(J)*
10(x)**	Form of Change of Control Agreement entered into by and between the Company and certain of its executive officers and schedule of all such agreements with executive officers	*
10(y)**	Agreement entered into between the Company and its Executive Vice President and General Manager, North America and Global Product Development	*
10(z)	2012 Non-employee Directors Deferred Compensation Plan, effective January 1, 2012	(M)*
10(aa)	Amendment No. 3 to Invacare Corporation Deferred Compensation Plus Plan, effective January 1, 2005	(M)*
10(ab)	Invacare Corporation 2013 Equity Compensation Plan	(P)
10(ac)	Form of Executive Stock Option Award under Invacare Corporation 2013 Equity Compensation Plan	(R)
10(ad)	Form of Stock Option Award under Invacare Corporation 2013 Equity Compensation Plan	(R)
10(ae)	Form of Executive Stock Option Award for Swiss Employees under Invacare Corporation 2013 Equity Compensation Plan	(R)
10(af)	Form of Stock Option Award for Swiss Employees under Invacare Corporation 2013 Equity Compensation Plan	(R)
10(ag)	Form of Director Restricted Stock Award under Invacare Corporation 2013 Equity Compensation Plan	(R)
10(ah)	Form of Restricted Stock Award under Invacare Corporation 2013 Equity Compensation Plan	(R)
10(ai)	Form of Performance Share Award Agreement under the Invacare Corporation 2013 Equity Compensation Plan	(AB)
10(aj)	Form of Restricted Stock Award Agreement for Employees under the Invacare Corporation 2013 Equity Compensation Plan	(AC)
10(ak)
Amended and Restated Credit Agreement, dated as of January 31, 2014, by and among the Company, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as administrative agent
(S)
10(al)	Retirement Agreement and Release by and between Invacare Corporation and Louis F.J. Slangen executed February 26, 2014.	(U)*
10(am)	Employment Agreement, dated as of July 23, 2014, by and between Invacare Corporation and Robert K. Gudbranson.	(V)*
10(an)
First Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2014, by and among the Company, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as administrative agent.
(X)

Official Exhibit No.	Description	Sequential Page No.
10(ao)	Retirement Agreement and Release, dated as of November 14, 2014, by and between Invacare Corporation and Joseph B. Richey, II.	(Y)*
10(ap)
Revolving Credit and Security Agreement, dated as of January 16, 2015, by and among the Company, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as administrative agent.
(Z)
10(aq)	Employment Agreement, dated as of January 21, 2015, by and between the Company and Matthew E. Monaghan.	(AA)*
21**	Subsidiaries of the Company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent Decree of Permanent Injunction, as filed with the U.S. District Court for the Northern District of Ohio on December 20, 2012.	(N)
101.INS**	XBRL instance document
101.SCH**	XBRL taxonomy extension schema
101.CAL**	XBRL taxonomy extension calculation linkbase
101.DEF**	XBRL taxonomy extension definition linkbase
101.LAB**	XBRL taxonomy extension label linkbase
101.PRE**	XBRL taxonomy extension presentation linkbase
________________________

*	Management contract, compensatory plan or arrangement

**	Filed herewith

(A)	Reference is made to the appropriate Exhibit of the Company report on Form 10-K for the fiscal year ended December 31, 2004, which Exhibit is incorporated herein by reference.

(B)	Reference is made to Exhibit 4.1 of the Company report on Form 8-K, dated July 8, 2005, which Exhibit is incorporated herein by reference.

(C)	Reference is made to the appropriate Exhibit of the Company report on Form 10-K for the fiscal year ended December 31, 2005, which Exhibit is incorporated herein by reference.

(D)	Reference is made to Exhibit 4.1 of the Company report on Form 8-K, dated February 12, 2007, which Exhibit is incorporated herein by reference.

(E)	Reference is made to the appropriate Exhibit of the Company report on Form 10-K for the fiscal year ended December 31, 2007, which Exhibit is incorporated herein by reference.

(F)	Reference is made to the appropriate Exhibit of the Company report on Form 8-K, dated December 31, 2008, which Exhibit is incorporated herein by reference.

(G)	Reference is made to Exhibit 3(a) of the Company report on Form 10-K for the fiscal year ended December 31, 2008, which Exhibit is incorporated herein by reference.

(H)	Reference is made to Exhibit 10.1 of the Company report on Form 8-K, dated May 21, 2009, which Exhibit is incorporated herein by reference.

(I)	Reference is made to Exhibit 2.3 of the Company report on Form 8-A, dated October 30, 2009, which Exhibit is incorporated herein by reference.

(J)	Reference is made to the Exhibit 10.2 of the Company report on Form 10-Q, dated September 30, 2009, which Exhibit is incorporated herein by reference.

(K)	Reference is made to Appendix B of the Company Definitive Proxy Statement on Schedule 14A, dated April 7, 2010, which is incorporated herein by reference.

(L)	Reference is made to the appropriate Exhibit of the Company report on Form 10-K for the fiscal year ended December 31, 2010, which Exhibit is incorporated herein by reference.

(M)	Reference is made to the appropriate Exhibit of the Company report on Form 10-K for the fiscal year ended December 31, 2011, which Exhibit is incorporated herein by reference.

(N)	Reference is made to the appropriate Exhibit of the Company report on Form 8-K, dated December 20, 2012, which Exhibit is incorporated herein by reference.

(O)	Reference is made to the appropriate Exhibit of the Company report on Form 8-K, dated December 21, 2012, which Exhibit is incorporated herein by reference.

(P)	Reference is made to the appropriate Exhibit of the Company report on Form 8-K, dated May 16, 2013, which Exhibit is incorporated herein by reference.

(Q)	Reference is made to the appropriate Exhibit of the Company report on Form 8-K, dated August 7, 2013, which Exhibit is incorporated herein by reference.

(R)	Reference is made to the appropriate Exhibit of the Company report on Form 10-Q, dated September 30, 2013, which Exhibit is incorporated herein by reference.

(S)	Reference is made to the appropriate Exhibit of the Company report on Form 8-K, dated January 31, 2014, which Exhibit is incorporated herein by reference.

(T)	Reference is made to the appropriate Exhibit of the Company report on Form 8-K, dated February 13, 2014, which Exhibit is incorporated herein by reference.

(U)	Reference is made to Exhibit 10.1 of the Company report on Form 8-K, dated February 26, 2014, which Exhibit is incorporated herein by reference.

(V)	Reference is made to Exhibit 10.1 of the Company report on Form 8-K, dated July 23, 2014, which Exhibit is incorporated herein by reference.

(W)	Reference is made to Exhibit 2.1 of the Company report on Form 8-K, dated August 29, 2014, which Exhibit is incorporated herein by reference.

(X)	Reference is made to Exhibit 10.1 of the Company report on Form 8-K, dated September 30, 2014, which Exhibit is incorporated herein by reference.

(Y)	Reference is made to Exhibit 10.1 of the Company report on Form 8-K, dated November 14, 2014, which Exhibit is incorporated herein by reference.

(Z)	Reference is made to Exhibit 10.1 of the Company report on Form 8-K, dated January 16, 2015, which Exhibit is incorporated herein by reference.

(AA)	Reference is made to Exhibit 10.1 of the Company report on Form 8-K, dated January 21, 2015, which Exhibit is incorporated herein by reference.

(AB)	Reference is made to Exhibit 10.1 of the Company report on Form 8-K, dated March 7, 2014, which Exhibit is incorporated herein by reference.

(AC)	Reference is made to Exhibit 10.2 of the Company report on Form 8-K, dated March 7, 2014, which Exhibit is incorporated herein by reference.

[THIS PAGE INTENTIONALLY LEFT BLANK]

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Invacare Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invacare Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Invacare Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Invacare Corporation and Subsidiaries

We have audited Invacare Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Invacare Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting” which is included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Invacare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Invacare Corporation and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2014 of Invacare Corporation and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 26, 2015

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net sales	$1,270,163	$1,334,505	$1,415,818
Cost of products sold	922,775	967,079	988,881
Gross Profit	347,388	367,426	426,937
Selling, general and administrative expenses	383,913	397,332	406,823
Charges related to restructuring activities	11,112	9,336	10,904
Loss on debt extinguishment including debt finance charges and associated fees	—	—	312
Asset write-downs to intangible assets	13,041	1,523	773
Interest expense	3,039	3,078	7,739
Interest income	(507)	(384)	(686)
Earnings (loss) from Continuing Operations Before Income Taxes	(63,210)	(43,459)	1,072
Income taxes	5,550	10,875	15,155
Net Loss from Continuing Operations	(68,760)	(54,334)	(14,083)
Net earnings from discontinued operations (net of tax of $1,200; $2,235 and $9,230)	1,596	6,442	15,910
Gain on sale (net of tax of $5,975; $1,220 and $0)	11,094	80,943	—
Total Net Earnings from Discontinued Operations	12,690	87,385	15,910
Net Earnings (loss)	$(56,070)	$33,051	$1,827
Net Earnings (loss) per Share—Basic:
Net loss from continuing operations	$(2.15)	$(1.70)	$(0.45)
Net earnings from discontinued operations	$0.40	$2.74	$0.50
Net Earnings (loss) per Share—Basic	$(1.75)	$1.04	$0.06
Weighted Average Shares Outstanding—Basic	32,009	31,915	31,641
Net Earnings (loss) per Share—Assuming Dilution:
Net loss from continuing operations	$(2.15)	$(1.70)	$(0.45)
Net earnings from discontinued operations	$0.39	$2.73	$0.50
Net Earnings (loss) per Share—Assuming Dilution	$(1.75)	$1.03	$0.06
Weighted Average Shares Outstanding—Assuming Dilution	32,197	32,043	31,871

Net Earnings (loss)	$(56,070)	$33,051	$1,827
Other comprehensive income (loss):
Foreign currency translation adjustments	(51,508)	10,969	(9,624)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains (losses)	(2,178)	1,771	(1,068)
Amounts arising during the year, primarily addition of new participants	—	(320)	(168)
Deferred tax adjustment resulting from defined benefit plan activity	213	(355)	349
Valuation reserve (reversal) associated with defined benefit plan activity	(222)	275	55
Current period gain (loss) on cash flow hedges	244	83	(1,730)
Deferred tax benefit (loss) related to gain (loss) on cash flow hedges	(86)	(10)	53
Other Comprehensive Income (Loss)	(53,537)	12,413	(12,133)
Comprehensive Income (Loss)	$(109,607)	$45,464	$(10,306)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
INVACARE CORPORATION AND SUBSIDIARIES

	December 31, 2014	December 31, 2013
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$38,931	$29,785
Trade receivables, net	160,414	188,622
Installment receivables, net	1,054	1,562
Inventories, net	155,876	155,637
Deferred income taxes	2,048	2,761
Other current assets	37,019	41,172
Total Current Assets	395,342	419,539
Other Assets	19,053	45,936
Intangibles	38,070	62,584
Property and Equipment, net	85,555	106,149
Goodwill	425,711	462,226
Total Assets	$963,731	$1,096,434
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$120,151	$116,704
Accrued expenses	156,475	133,100
Current taxes, payable and deferred	12,634	12,259
Short-term debt and current maturities of long-term obligations	967	14,102
Total Current Liabilities	290,227	276,165
Long-Term Debt	19,377	31,184
Other Long-Term Obligations	88,805	118,276
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 34,219 and 34,084 issued in 2014 and 2013, respectively)—no par	8,591	8,539
Class B Common Shares (Authorized 12,000 shares; 1,085 issued and outstanding in 2014 and 2013)—no par	272	272
Additional paid-in-capital	240,743	234,620
Retained earnings	338,362	396,016
Accumulated other comprehensive earnings	71,619	125,156
Treasury shares (3,187 and 3,158 shares in 2014 and 2013, respectively)	(94,265)	(93,794)
Total Shareholders’ Equity	565,322	670,809
Total Liabilities and Shareholders’ Equity	$963,731	$1,096,434

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
INVACARE CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2014	2013	2012
Operating Activities	(In thousands)
Net earnings (loss)	$(56,070)	$33,051	$1,827
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of business (pre-tax)	(17,069)	(82,163)	—
Depreciation and amortization	32,789	36,789	38,593
Provision for losses on trade and installment receivables	1,775	3,689	5,179
Provision (benefit) for deferred income taxes	(2,387)	2,017	4,316
Provision for other deferred liabilities	1,393	(146)	1,139
Provision for stock-based compensation	5,626	5,957	6,545
Loss on disposals of property and equipment	1,074	666	201
Loss on debt extinguishment including debt finance charges and associated fees	—	—	312
Asset write-downs to intangible assets	13,041	1,523	773
Asset write-downs related to restructuring activities	1,163	—	2,892
Amortization of convertible debt discount	710	633	577
Changes in operating assets and liabilities:
Trade receivables	17,211	9,706	(214)
Installment sales contracts, net	15	(3,773)	4,521
Inventories	(9,527)	23,797	(16,620)
Other current assets	1,950	(2,070)	(6,086)
Accounts payable	8,329	(19,013)	2,560
Accrued expenses	34,113	1,396	8,549
Other long-term liabilities	(25,244)	(2,005)	7,227
Net Cash Provided by Operating Activities	8,892	10,054	62,291
Investing Activities
Purchases of property and equipment	(12,327)	(14,158)	(20,091)
Proceeds from sale of property and equipment	2,521	885	159
Proceeds from sale of businesses	21,870	187,552	—
Business acquisitions, net of cash acquired	—	—	(9,000)
Decrease (increase) in other long-term assets	20,949	1,001	(265)
Other	569	65	(245)
Net Cash Provided (Used) for Investing Activities	33,582	175,345	(29,442)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	255,658	352,455	339,314
Payments on revolving lines of credit and long-term borrowings	(286,712)	(545,874)	(367,500)
Proceeds from exercise of equity awards	480	512	—
Payment of financing costs	—	—	(1)
Payment of dividends	(1,584)	(1,581)	(1,581)
Net Cash Used by Financing Activities	(32,158)	(194,488)	(29,768)
Effect of exchange rate changes on cash	(1,170)	83	786
Increase (decrease) in cash and cash equivalents	9,146	(9,006)	3,867
Cash and cash equivalents at beginning of year	29,785	38,791	34,924
Cash and cash equivalents at end of year	$38,931	$29,785	$38,791
See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
INVACARE CORPORATION AND SUBSIDIARIES

	Common Stock	Class B Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Treasury Stock	Total
	(In thousands)
January 1, 2012 Balance	$8,471	$272	$221,409	$364,300	$124,876	$(92,803)	$626,525
Exercise of stock options	2	—	98	—	—	(100)	—
Non-qualified stock option expense	—	—	4,304	—	—	—	4,304
Restricted stock awards	30	—	2,211	—	—	(359)	1,882
Net earnings	—	—	—	1,827	—	—	1,827
Foreign currency translation adjustments	—	—	—	—	(9,624)	—	(9,624)
Unrealized gain on cash flow hedges	—	—	—	—	(1,677)	—	(1,677)
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(664)	—	(664)
Amounts arising during the year, primarily due to the addition of new participants	—	—	—	—	(168)	—	(168)
Total comprehensive loss	—	—	—	—	—	—	(10,306)
Extinguishment of Convertible Debt	—	—	165	—	—	—	165
Dividends	—	—	—	(1,581)	—	—	(1,581)
December 31, 2012 Balance	$8,503	$272	$228,187	$364,546	$112,743	$(93,262)	$620,989
Exercise of stock options	7	—	505	—	—	—	512
Non-qualified stock option expense	—	—	3,925	—	—	—	3,925
Restricted stock awards	29	—	2,003	—	—	(532)	1,500
Net earnings	—	—	—	33,051	—	—	33,051
Foreign currency translation adjustments	—	—	—	—	10,969	—	10,969
Unrealized gain on cash flow hedges	—	—	—	—	73	—	73
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	1,691	—	1,691
Amounts arising during the year, primarily due to the addition of new participants	—	—	—	—	(320)	—	(320)
Total comprehensive income	—	—	—	—	—	—	45,464
Dividends	—	—	—	(1,581)	—	—	(1,581)
December 31, 2013 Balance	$8,539	$272	$234,620	$396,016	$125,156	$(93,794)	$670,809
Deferred equity compensation	—	—	69	—	—	—	69
Exercise of stock options	8	—	472	—	—	—	480
Non-qualified stock option expense	—	—	3,356	—	—	—	3,356
Restricted stock awards	44	—	2,226	—	—	(471)	1,799
Net loss	—	—	—	(56,070)	—	—	(56,070)
Foreign currency translation adjustments	—	—	—	—	(51,508)	—	(51,508)
Unrealized gain on cash flow hedges	—	—	—	—	158	—	158
Defined benefit plans:
Amortization of prior service costs and unrecognized losses and credits	—	—	—	—	(2,187)	—	(2,187)
Total comprehensive loss	—	—	—	—	—	—	(109,607)
Dividends	—	—	—	(1,584)	—	—	(1,584)
December 31, 2014 Balance	$8,591	$272	$240,743	$338,362	$71,619	$(94,265)	$565,322
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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of December 31, 2014 and the results of its operations and changes in its cash flow for the years ended December 31, 2014, 2013 and 2012, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a November 30 fiscal year end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the Company’s financial statements. All significant intercompany transactions are eliminated.

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

During 2014, the Company recognized intangible write-down charges of $13,041,000 comprised of a customer list impairment of $12,826,000 and a non-compete agreement impairment of $215,000 each recorded in the IPG segment.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
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

Product Liability Cost: The Company is self-insured in North America for product liability exposures through its captive insurance company, Invatection Insurance Company, which currently has a policy year that runs from September 1 to August 31 and insures annual policy losses up to $10,000,000 per occurrence and $13,000,000 in the aggregate. The Company also has additional layers of external insurance coverage, related to all lines of insurance coverage, insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the Company’s per country foreign liability limits, as applicable. There can be no assurance that Invacare’s current insurance levels will continue to be adequate or available at affordable rates.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to Invacare customers.

Research and Development: Research and development costs are expensed as incurred and included in cost of products sold. The Company’s annual expenditures for product development and engineering were approximately $23,149,000, $24,075,000 and $23,851,000 for 2014, 2013 and 2012, respectively.

Advertising: Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $13,463,000, $15,026,000 and $16,401,000 for 2014, 2013 and 2012, respectively, the majority of which is incurred for advertising in the United States.

Income Taxes: The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities. With the exception of two subsidiaries, foreign subsidiaries with undistributed earnings are considered to have such earnings indefinitely reinvested and, accordingly with the exception of the two subsidiaries, no provision for income taxes has been provided for $41,400,000 of unremitted earnings of these foreign subsidiaries. The amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are permanently reinvested is not practically determinable. The Company has recorded the deferred tax impact of the unremitted earnings of the two subsidiaries for which the earnings are not permanently reinvested.

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

Reclassifications: Certain amounts in prior period financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2014 as a result of discontinued operations.

Recent Accounting Pronouncements: In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Discontinued Operations

On December 21, 2012, in order to focus on its core equipment product lines, the Company entered into an agreement to sell ISG and determined on that date that the "held for sale" criteria of ASC 360-10-45-9 were met. On January 18, 2013, the Company completed the sale of the ISG medical supplies business to AssuraMed, Inc. for a purchase price of $150,800,000 in cash. ISG had been operated on a stand-alone basis and reported as a reportable segment of the Company. The Company recorded a gain of $59,402,000 pre-tax in 2013 which represented the excess of the net sales price over the book value of the assets and liabilities of ISG, excluding cash. The sale of this business is dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the first quarter of 2013.

The net sales of the discontinued operation of ISG were $18,498,000 and $341,606,000 for 2013 and 2012, respectively. Earnings before income taxes for the discontinued operation of ISG were $402,000 and $16,238,000 for 2013 and 2012, respectively.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

liabilities of Champion. The sale of this business was dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the third quarter of 2013. The gain recorded by the Company reflects the Company's estimated final purchase adjustments.

The assets and liabilities of Champion were the following as of the date of the sale, August 6, 2013 (in thousands):

August 6, 2013
Trade receivables, net	$3,030
Inventories, net	1,689
Other current assets	92
Property and equipment, net	309
Goodwill	16,277
Assets sold	$21,397

Accounts payable	$936
Accrued expenses	352
Liabilities sold	$1,288

The net sales of the discontinued operation of Champion were $15,857,000 and $22,767,000 for 2013 and 2012, respectively. Earnings before income taxes for the discontinued operation of Champion were $3,156,000 and $4,274,000, respectively. Results for Champion include an interest expense allocation from continuing operations to discontinued operations of $449,000 and $792,000, respectively, as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the Company's average interest rates for the periods presented.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The net sales of the Altimate discontinued operations were $11,778,000, $17,854,000 and $16,876,000 for 2014, 2013 and 2012, respectively, and earnings before income taxes were $2,796,000, $5,118,000 and $4,628,000, respectively for the same periods. Results for Altimate include an interest expense allocation from continuing operations to discontinued operations of $202,000, $323,000 and $378,000 for 2014, 2013 and 2012, respectively, as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the Company's average interest rates for the periods presented.

The Company recorded total expenses related to the discontinued operations noted above of $8,801,000, of which $7,790,000 were paid as of December 31, 2014.

The Company recorded an incremental intra-period tax allocation expense to discontinued operations for 2014 and 2013 representing the cumulative intra-period allocation expense to discontinued operations based on the Company's domestic taxable loss related to continuing operations for 2014 and 2013.

The Company has classified ISG, Champion and Altimate as a discontinued operations for all periods presented.

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand, China and Europe. A significant portion of products sold to providers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($12,988,000 in 2014 and $17,715,000 in 2013) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the third party financing arrangement with DLL, a third party financing company which the Company has worked with since 2000, management monitors the collection status of these contracts in accordance with the Company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The Company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Interest income is recognized on installment receivables based on the terms of the installment agreements. Installment accounts are monitored and if a customer defaults on payments and is moved to collection, interest income is no longer recognized. Subsequent payments received once an account is put on non-accrual status are generally first applied to the principal balance and then to the interest. Accruing of interest on collection accounts would only be restarted if the account became current again. All installment accounts are accounted for using the same methodology regardless of the duration of the installment agreements. When an account is placed in collection status, the Company goes through a legal process for pursuing collection of outstanding amounts, the length of which typically approximates eighteen months. Any write-offs are made after the legal process has been completed. The Company has not made any changes to either its accounting policies or methodology to estimate allowances for doubtful accounts in the last twelve months.

Installment receivables as of December 31, 2014 and 2013 consist of the following (in thousands):

	2014			2013
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$2,692	$5,117	$7,809	$3,242	$5,677	$8,919
Less:
Unearned interest	(46)	—	(46)	(61)	—	(61)
	2,646	5,117	7,763	3,181	5,677	8,858
Allowance for doubtful accounts	(1,592)	(4,260)	(5,852)	(1,619)	(4,420)	(6,039)
	$1,054	$857	$1,911	$1,562	$1,257	$2,819

Installment receivables purchased from DLL during the twelve months ended December 31, 2014 increased the gross installment receivables balance by $2,123,000 during the year compared to $5,899,000 in 2013. No sales of installment receivables were made by the Company during the year.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	2014	2013
Balance as of January 1	$6,039	$3,823
Current period provision	796	3,457
Direct write-offs charged against the allowance	(983)	(1,241)
Balance as of December 31	$5,852	$6,039

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Installment receivables by class as of December 31, 2014 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$6,735	$6,735	$5,786	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	1,008	962	—	82
Impaired installment receivables with a related allowance recorded	66	66	66	—
Total Canadian installment receivables	$1,074	$1,028	$66	$82
Total
Non-Impaired installment receivables with no related allowance recorded	1,008	962	—	82
Impaired installment receivables with a related allowance recorded	6,801	6,801	5,852	—
Total installment receivables	$7,809	$7,763	$5,852	$82

Installment receivables by class as of December 31, 2013 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$7,464	$7,464	$5,951	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	1,367	1,306	—	101
Impaired installment receivables with a related allowance recorded	88	88	88	—
Total Canadian installment receivables	$1,455	$1,394	$88	$101
Total
Non-Impaired installment receivables with no related allowance recorded	1,367	1,306	—	101
Impaired installment receivables with a related allowance recorded	7,552	7,552	6,039	—
Total installment receivables	$8,919	$8,858	$6,039	$101

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of December 31, 2014, the Company had no U.S. installment receivables past due of 90 days or more for which the Company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the Company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement.

In Canada, the Company had an immaterial amount of installment receivables which were past due of 90 days or more as of December 31, 2014 and December 31, 2013 for which the Company is still accruing interest.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The aging of the Company’s installment receivables was as follows as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$976	$—	$976	$1,338	$—	$1,338
0-30 Days Past Due	15	—	15	7	—	7
31-60 Days Past Due	2	—	2	—	—	—
61-90 Days Past Due	—	—	—	—	—	—
90+ Days Past Due	6,816	6,735	81	7,574	7,464	110
	$7,809	$6,735	$1,074	$8,919	$7,464	$1,455

Inventories

Inventories, net of reserves, as of December 31, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Finished goods	$86,143	$77,909
Raw materials	57,509	63,123
Work in process	12,224	14,605
	$155,876	$155,637

Other Current Assets

Other current assets as of December 31, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Value added tax receivables	$21,273	$20,445
Recoverable income taxes	261	2,465
Derivatives (foreign currency forward contracts)	520	789
Prepaid insurance	2,713	4,556
Prepaid and other current assets	12,252	12,917
	$37,019	$41,172

Other Long-Term Assets

Other long-term assets as of December 31, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Cash surrender value of life insurance policies	$15,765	$36,522
Deferred financing fees	408	1,096
Investments	249	998
Long-term installment receivables	857	1,257
Long-term deferred taxes	613	4,741
Other	1,161	1,322
	$19,053	$45,936

During 2014, the Company sold $21,338,000 of life insurance policies to fund payments as the result of the retirement of certain executive officers of the Company.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Property and Equipment

Property and equipment as of December 31, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Machinery and equipment	$338,857	$358,061
Land, buildings and improvements	81,219	91,389
Furniture and fixtures	11,831	12,774
Leasehold improvements	14,671	14,931
	446,578	477,155
Less allowance for depreciation	(361,023)	(371,006)
	$85,555	$106,149

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

Goodwill

The carrying amount of goodwill by operating segment is as follows (in thousands):

	Institutional Products Group	Europe	Consolidated
Balance at January 1, 2012	$52,348	$421,183	$473,531
Foreign currency translation adjustments	638	(12,969)	(12,331)
Acquisitions	1,000	—	1,000
Balance at December 31, 2012	$53,986	$408,214	$462,200
Foreign currency translation adjustments	(1,402)	17,705	16,303
Divestiture	(16,277)	—	(16,277)
Balance at December 31, 2013	$36,307	$425,919	$462,226
Foreign currency translation adjustments	(1,696)	(34,819)	(36,515)
Balance at December 31, 2014	$34,611	$391,100	$425,711

As a result of the sale of Champion in 2013, goodwill was reduced for the Institutional Product Group segment by $16,277,000. The goodwill increase in 2012 for the Institutional Product Group segment of $1,000,000 was a result of the Dynamic Medical Systems acquisition in 2011 and was deductible for tax purposes.

In accordance with Intangibles—Goodwill and Other, ASC 350, goodwill is reviewed annually for impairment. The Company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of each reporting unit. A reporting unit is defined as an operating segment or one level below. The Company has determined that its reporting units are the same as its operating segments. The Company completes its annual impairment tests in the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To estimate the fair values of the reporting units, the Company utilizes a discounted cash flow method model in which the Company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the Company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant's point of view and yielded a discount rate of 9.89% in 2014 for the Company's initial impairment analysis compared to 10.00% in 2013 and 9.88% in 2012.
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
While there was no indication of impairment in 2014 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for these segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the Company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the Company reviewed the results if the discount rate used were 100 basis points higher for the 2014 impairment analysis and determined that there still would not be an indicator of potential impairment for the Europe or IPG segments.
As part of the Company's review of goodwill for impairment, the Company also considers the potential for impairment of any other assets. In 2014, 2013 and 2012, the Company performed a review for potential impairments of any other assets, including the Company's Taylor Street facility which is subject to the FDA consent decree that limits the Company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair subassemblies at the Taylor Street facility. The Company determined there was no impairment of the property, plant and equipment of the Taylor Street facility based on a comparison of the forecasted undiscounted cash flows to the carrying value of the net assets in accordance with ASC 360. In addition, the Company determined there was no impairment of net inventory associated with the facility.

Intangibles

All of the Company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $28,371,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2013 to December 31, 2014 were the result of foreign currency translation and amortization except for intangible write-downs, noted below, which totaled $13,041,000.

The Company’s intangibles consist of the following (in thousands):

	December 31, 2014		December 31, 2013
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$78,693	$71,343	$92,637	$65,158
Trademarks	28,371	—	30,994	—
License agreements	1,290	1,290	1,393	1,393
Developed technology	8,297	6,340	9,916	6,390
Patents	6,102	5,804	6,107	5,568
Other	2,548	2,454	7,407	7,361
	$125,301	$87,231	$148,454	$85,870

Amortization expense related to other intangibles was $20,358,000, $10,567,000 and $10,747,000 for 2014, 2013 and 2012, respectively. Estimated amortization expense for each of the next five years is expected to be $4,566,000 for 2015, $3,589,000 in 2016, $231,000 in 2017, $218,000 in 2018 and $218,000 in 2019. Amortized intangibles are being amortized on a straight-line basis over remaining lives from 1 to 10 years with the majority of the intangibles being amortized over an average remaining life of approximately 6 years.

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company reviews intangibles for impairment. The Company's intangible assets consist of intangible assets with defined lives as well as intangible assets with indefinite lives. Defined-lived intangible assets consist principally of customer lists, developed technology, license agreements, patents and other

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
During 2014, the Company recognized intangible write-down charges in the IPG segment of $13,041,000 comprised of a customer list impairment of $12,826,000 and a non-compete agreement of $215,000 as the actual and remaining cash flows associated with the intangibles were less than the cash flows originally used to value the intangibles, primarily driven by reduced net sales. The after-tax and pre-tax impairment amounts were the same for each of the above impairments.
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
As a result of the Company's 2012 intangible impairment review, the Company recognized intangible write-down charges of $773,000 related to a trademark with an indefinite life of $279,000 and a developed technology impairment of $398,000 each in the IPG segment and a patent impairment of $96,000 in the North America/HME segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the trademark impairment in the IPG segment, which was $204,000 after-tax.
The fair values of the customer lists were calculated using an excess earnings method, using a discounted cash flow model. Estimated cash flow returns to the customer relationship were reduced by the cash flows required to satisfy the return requirements of each of the assets employed with the residual cash flow then discounted to value the customer list. The fair values of the trademarks and developed technology were calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value. The patent was impaired as the related product was discontinued.

Current Liabilities

Accrued expenses as of December 31, 2014 and 2013 consisted of accruals for the following (in thousands):

	2014	2013
Salaries and wages	$41,193	$39,861
Taxes other than income taxes, primarily Value Added Taxes	24,812	24,525
Warranty cost	30,738	27,393
Supplemental Executive Retirement Plan (SERP)	21,517	391
Freight	6,202	7,636
Professional	6,723	6,516
Product liability, current portion	4,334	3,183
Rebates	1,722	1,681
Insurance	1,266	2,549
Interest	1,068	1,041
Derivatives (foreign currency forward exchange contracts)	2,526	1,212
Severance	4,209	3,986
Other items, principally trade accruals	10,165	13,126
	$156,475	$133,100

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The increase in the SERP liability in 2014 is the result of a reclassification of this liability from Other Long-Term Obligations to Current Liabilities as a result of the retirement of four senior executive officers of the Company. The majority of this liability is expected to be paid out by the end of the third quarter of 2015, which will negatively impact the operating cash flows of the Company.

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

Changes in accrued warranty costs were as follows (in thousands):

	2014	2013
Balance as of January 1	$27,393	$21,451
Warranties provided during the period	21,472	10,831
Settlements made during the period	(22,752)	(13,452)
Changes in liability for pre-existing warranties during the period, including expirations	4,625	8,563
Balance as of December 31	$30,738	$27,393

The Company's warranty expense for 2014 includes $11,493,000 for three specific product issues. First, an expense of $6,559,000 for a recall related to a component in a stationary oxygen concentrator that was manufactured in the Company’s facility in Suzhou, China, and sold globally, which is no longer used in production. This expense was recorded in the European segment ($3,395,000) and North America/HME segment ($3,164,000). Second, an expense of $2,057,000 for the recall of a sieve bed component used within stationary oxygen concentrators manufactured during August 2014, which was recorded in the North America/HME segment. Third, an incremental expense of $2,877,000 related to the Company's joystick recall as a result of higher than previously anticipated response rates from larger customers in the U.S. and Canada and a shift in the product mix toward higher cost joysticks, which was recorded in the North America/HME segment ($1,612,000) and the Asia/Pacific segment ($1,265,000). These warranty reserves are subject to adjustment in future periods as new developments change the Company's estimate of the total cost of these matters.

The warranty expense for 2013 included an increase in warranty expense of $7,264,000 related to the power wheelchair joystick recall, the impact of which was recorded in the Asia/Pacific ($4,639,000) and the North America/HME segment ($2,625,000).

Long-Term Debt

Debt as of December 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Senior secured revolving credit facility, due in October 2015	$4,000	$28,109
Convertible senior subordinated debentures at 4.125%, due in February 2027	11,351	10,641
Other notes and lease obligations	4,993	6,536
	20,344	45,286
Less current maturities of long-term debt	(967)	(14,102)
	$19,377	$31,184

The Company had outstanding letters of credit of $7,063,000 and $6,422,000 as of December 31, 2014 and 2013, respectively.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The Amended and Restated Credit Agreement contained certain covenants that are customary for similar credit arrangements, including covenants relating to, among other things, financial reporting and notification, compliance with laws, preservation of existence, maintenance of books and records, use of proceeds, maintenance of properties and insurance, and limitations on liens, dispositions, issuance of debt, investments, payment of dividends, repurchases of capital stock, acquisitions, transactions with affiliates, and capital expenditures. There also were financial covenants that required the Company to maintain a maximum leverage ratio (consolidated funded indebtedness to consolidated EBITDA, each as defined in the Amended and Restated Credit Agreement, as amended) and a minimum interest coverage ratio (consolidated EBITDA to consolidated interest charges, each as defined in the Amended and Restated Credit Agreement, as amended).

On September 30, 2014, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the "Amendment") which provided the Company with additional flexibility on its financial covenants through the duration of the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement, as amended by the Amendment, among other things, provided for the following:

•
An increase in the maximum leverage ratio for the first three quarters of 2014 and a ratio of 3.50 to 1.00 as of December 31, 2014. The quarterly minimum interest coverage ratio remained 3.5 to 1.00 in the Amended and Restated Credit Agreement.

•
In calculating the Company’s EBITDA for purposes of determining the leverage and interest coverage ratios, the Amended and Restated Credit Agreement allowed the Company to add back to EBITDA up to $20,000,000 for one-time cash restructuring charges incurred after May 30, 2013, which was an incremental increase of $5,000,000 from the terms of the Prior Credit Agreement. The Amendment on September 30, 2014 allowed for an additional add back to EBITDA for warranty expense accrued up to $10,000,000 and subtraction of related cash payments when made in future periods.

•
A decrease in the aggregate principal amount of the revolving credit facility to $100,000,000 from $250,000,000 through the maturity date of the facility in October 2015, as well as reductions in the facility’s swing line loan, optional currency and foreign-borrower sublimits.

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
The Amended and Restated Credit Agreement also provided for the issuance of swing line loans with borrowings under the Credit Agreement bearing interest, at the Company's election, at (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a margin; or (ii) a Base Rate Option plus a margin. The applicable margin, as of December 31, 2014, was 2.00% per annum for LIBOR loans and 1.00% for the Base Rate Option loans based on the Company's leverage ratio. In addition to interest, the Company was required to pay commitment fees on the unused portion of the Credit Agreement. The commitment fee rate, as of December 31, 2014, was 0.30% per annum. Like the interest rate spreads, the commitment fee was subject to adjustment based on the Company's leverage ratio. As of December 31, 2014, the obligations of the borrowers under the Credit Agreement were secured by substantially all of the Company's U.S. assets and were guaranteed by substantially all of the Company's material domestic and foreign subsidiaries.

As of December 31, 2014, the Company's leverage ratio was 1.59 and the Company's interest coverage ratio was 7.02 compared to a leverage ratio of 2.30 and an interest coverage ratio of 7.51 as of December 31, 2013. As of December 31, 2014, the Company was in compliance with all covenant requirements and, under the most restrictive covenant of the Company's borrowing arrangements, the Company had the capacity to borrow up to an additional $35,303,000.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On January 16, 2015, the Company entered into a Revolving Credit and Security Agreement (the “New Credit Agreement”). The proceeds of the New Credit Agreement were used to repay and terminate the Company’s Amended and Restated Credit Agreement, which was scheduled to mature in October 2015. See Subsequent Events in the Notes to these Consolidated Financial Statements for more details regarding the New Credit Agreement.

The Company's New Credit Agreement prohibits the Company from retiring or purchasing its 4.125% Convertible Senior Subordinated Debentures due 2027. The Company did not repurchase and extinguish any of its Convertible Senior Subordinated Debentures in 2014 or 2013 compared to repurchase and extinguishment of a principal amount of $500,000 in 2012. As of December 31, 2014, the Company had $13,350,000 remaining of Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the Company believes that its exposure to interest rate fluctuations is manageable given that portions of the Company's debt are at fixed rates, the Company has the ability to utilize swaps to exchange variable rate debt to fixed rate debt, if needed, and the Company's borrowing capacity should allow it to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of December 31, 2014, the weighted average floating interest rate on revolving credit borrowing was 2.25% compared to 2.39% as of December 31, 2013.

In 2007, the Company issued $135,000,000 principal amount of Convertible Senior Subordinated Debentures due 2027. The debentures are unsecured senior subordinated obligations of the Company guaranteed by substantially all of the Company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the Company, or a combination of cash and common shares of the Company, subject to certain conditions. The debentures allow the Company to satisfy the conversion using any combination of cash or stock, and at the Company’s discretion. The Company intends to satisfy the accreted value of the debentures using cash. Assuming adequate cash on hand at the time of conversion, the Company also intends to satisfy the conversion spread using cash, as opposed to stock. As of December 31, 2014, the principal amount of the Company’s Convertible Notes exceeded the if-converted value of those notes by $4,624,000. The Company retired a principal amount of $500,000 in 2012 of Convertible Notes at a premium above par. In accordance with ASC 470-20, Convertible Debt, the Company utilized the inducement method of accounting to calculate the loss associated with the early retirement of the convertible debt. The Company recorded expense of $312,000 in 2012 related to the loss on the debt extinguishment including the write-off of $11,000 of deferred financing fees, which were previously capitalized in 2012.

The Company includes the dilutive effect of shares necessary to settle the conversion spread in the Net Earnings per Share- Assuming Dilution calculation unless such amounts are anti-dilutive as was the case in 2014, 2013 and 2012. The initial conversion rate is 40.3323 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $24.79 per share. Holders of the debentures can convert the debt to common stock if the Company’s common stock price is at a level in excess of $32.23, a 30% premium to the initial conversion price for at least 20 trading days during a period of thirty consecutive trading days preceding the date on which the notice of conversion is given. At a conversion price of $32.23 (30% premium over $24.79), the full conversion of the convertible debt equates to 539,000 shares. The debentures are redeemable at the Company’s option, subject to specified conditions, on or after February 6, 2012 through and including February 1, 2017. The Company may redeem some or all of the debentures for cash on or after February 1, 2017. Holders have the right to require the Company to repurchase all or some of their debentures upon the occurrence of certain circumstances on February 1, 2017 and 2022. The Company evaluated the terms of the call, redemption and conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features did not require separate accounting as derivatives. The notes, debentures and common shares issuable upon conversion of the debentures have been registered under the Securities Act.

The components of the Company’s convertible debt as of December 31, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Carrying amount of equity component	$25,381	$25,381

Principal amount of liability component	$13,350	$13,350
Unamortized discount	(1,999)	(2,709)
Net carrying amount of liability component	$11,351	$10,641

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The unamortized discount of $1,999,000 is to be amortized through February 2017. The effective interest rate on the liability component was 11.5% for 2007 through 2014. Non-cash interest expense of $710,000, $633,000 and $577,000 was recognized in 2014, 2013 and 2012, respectively, in comparison to actual interest expense paid of $551,000, $551,000 and $560,000 based on the stated coupon rate of 4.125%, for each of the same periods. The convertible debt was not convertible as of December 31, 2014 nor was the convertible debt conversion price threshold of $32.23 met during 2014.

Included in the senior secured revolving credit facility, there were no borrowings denominated in foreign currencies as of December 31, 2014 or December 31, 2013. For 2014 and 2013, the weighted average interest rate on all borrowings was 2.87% and 2.73%, respectively.

The aggregate minimum maturities of long-term debt for each of the next five years are as follows: $967,000 in 2015, $5,076,000 in 2016, $1,143,000 in 2017, $637,000 in 2018, and $408,000 in 2019. Interest paid on all borrowings was $3,302,000, $4,046,000 and $8,866,000 in 2014, 2013 and 2012, respectively.

Other Long-Term Obligations

Other long-term obligations as of December 31, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Supplemental Executive Retirement Plan liability	$6,067	$27,049
Product liability	18,860	17,185
Deferred income taxes	30,423	36,328
Deferred compensation	5,667	11,679
Uncertain tax obligation including interest	15,160	15,524
Other	12,628	10,511
Total long-term obligations	$88,805	$118,276

The decrease in the SERP liability in 2014 is the result of a reclassification of this liability from Current Liabilities to Other Long-Term Obligations due to the retirement of four executives of the Company. Deferred compensation payments of $2,545,000 were made during 2014 related to those former executives. Furthermore, based on the retirement agreements for the same executives, the Company estimates SERP payments of $21,126,000 as well as deferred compensation payments of $3,527,000 will be made by the end of the third quarter of 2015, which will negatively impact the operating cash flows of the Company.

Leases and Commitments

The Company leases a portion of its facilities, transportation equipment, data processing equipment and certain other equipment. These leases have terms from 1 to 20 years and provide for renewal options. Generally, the Company is required to pay taxes and normal expenses of operating the facilities and equipment. As of December 31, 2014, the Company is committed under non-cancelable operating leases, which have initial or remaining terms in excess of one year and expire on various dates through 2024. Lease expenses were approximately $23,568,000 in 2014, $24,726,000 in 2013 and $24,205,000 in 2012.

The amount of buildings and equipment capitalized in connection with capital leases was $12,169,000 and $13,435,000 at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, accumulated amortization was $4,993,000 and $6,942,000, respectively, which is included in depreciation expense.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Future minimum operating and capital lease commitments, as of December 31, 2014, are as follows (in thousands):

Year	Capital Leases	Operating Leases
2015	$1,315	$18,549
2016	1,312	11,718
2017	1,307	7,238
2018	685	4,006
2019	478	2,198
Thereafter	956	1,106
Total future minimum lease payments	6,053	$44,815
Amounts representing interest	(1,060)
Present value of minimum lease payments	$4,993

Retirement and Benefit Plans

Substantially all full-time salaried and hourly domestic employees are included in the Invacare Retirement Savings Plan sponsored by the Company. The Company makes matching cash contributions up to 66.7% of employees’ contributions up to 3% of compensation. The Company also makes quarterly contributions to this Plan equal to a percentage of qualified wages. In 2014, quarterly contributions were made at 1% of qualified wages. The Company may make discretionary contributions to the domestic plans based on an annual resolution of the Board of Directors. Contribution expense for the Invacare Retirement Savings Plan in 2014, 2013 and 2012 was $2,698,000, $3,126,000 and $3,620,000, respectively.

The Company sponsors a Deferred Compensation Plus Plan covering certain employees, which provides for elective deferrals and the Company retirement deferrals so that the total retirement deferrals equal amounts that would have contributed to the Company’s principal retirement plans if it were not for limitations imposed by income tax regulations.

The Company sponsors a non-qualified defined benefit Supplemental Executive Retirement Plan (SERP) for certain key executives. Effective December 31, 2008, the SERP was amended, in part to comply with IRS Section 409A. As a result of the amendment, the plan became a defined benefit cash balance plan for the non-retired participants and thus, future payments by the Company will be made based upon a cash balance formula with interest credited at a rate determined annually by the Compensation and Management Development Committee of the Board of Directors. In 2014 interest was credited at 0% for active participants in the SERP in accordance with a July 1, 2011 resolution of the Compensation and Management Development Committee of the Board of Directors. The plan continues to be unfunded with individual hypothetical accounts maintained for each participant.

The SERP projected benefit obligation related to this unfunded plan was $27,584,000 and $27,440,000 at December 31, 2014 and 2013, respectively, and the accumulated benefit obligation was $27,584,000 and $27,440,000 at December 31, 2014 and 2013, respectively. The projected benefit obligations were calculated using an assumed future salary increase of 4% at both December 31, 2014 and 2013. The assumed discount rate, relevant for three participants unaffected by the plan conversion was 3.95% and 4.95% for 2014 and 2013, respectively, based upon the discount rate on high-quality fixed-income investments without adjustment. The retirement age was 67 for 2014 and 65 for 2013. Expense for the plan in 2014 was $539,000 compared to income of $14,000 in 2013 and expense of $370,000 in 2012. The expense was comprised of interest expense of $377,000 in 2014, interest income of $236,000 in 2013 and expense of $187,000 in 2012 with the remaining portion related to service costs, prior service costs and other gains/losses. Benefit payments in 2014, 2013 and 2012 were $394,000, $398,000 and $398,000, respectively.

The Company also sponsors a Death Benefit Only Plan (DBO) for certain key executives that provides a benefit equal to three times the participant’s final target earnings should the participant’s death occur while an employee and a benefit equal to one times the participant’s final earnings upon the participant’s death after normal retirement or post-employment. Expense for the plan in 2014 was $808,000 compared to income of $259,000 and expense of $509,000 in 2013 and 2012, respectively. The expense was comprised of service and accrual adjustment expense of $692,000 in 2014, income of $364,000 in 2013 and expense of $412,000 in 2012 with the remaining portion related to interest costs in each year, respectively. There were no benefit payments in 2014, 2013 or 2012.

In conjunction with these non-qualified and unfunded U.S. defined benefit plans, the Company has invested in life insurance policies related to certain employees to help satisfy these obligations of which $21,338,000 in life insurance policies were sold during 2014 to fund payments related to the retirement of certain executive officers of the Company.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In Europe, the Company maintains two defined benefit plans in Switzerland. In Switzerland, a statutory pension plan is maintained with a private insurance company and, in accordance with Swiss law, the plan functions as a defined contribution plan whereby employee and employer contributions are defined as a percentage of individual salary depending on the age of the employee and a guaranteed interest rate, which is annually defined by the Swiss Pension Fund. Under U.S. GAAP, the plans are treated as a defined benefit plans. During 2014, the Company terminated its plan in the Netherlands which contained benefits and provisions for an Old Age Pension benefit that started at age 65 and were payable until death and a Survivors Pension that started immediately after the death of the insured and is payable until the death of the surviving spouse. Under U.S. GAAP the plan was treated as a defined benefit plan. Income for both the Switzerland and Netherlands plans was $220,000, $205,000 and $105,000 in 2014, 2013 and 2012, respectively.

Accumulated other comprehensive income associated with the SERP, DBO, Swiss and Netherlands pension plans combined was $7,601,000 and $5,414,000 as of December 31, 2014 and 2013, respectively for a net change of $2,187,000 with $1,127,000 in net periodic benefit income recognized during the year.

Equity Compensation

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
The 2013 Plan uses a fungible share-counting method, under which each common share underlying an award of stock options or stock appreciation rights ("SAR") will count against the number of total shares available under the 2013 Plan as one share; and each common share underlying any award other than a stock option or a SAR will count against the number of total shares available under the 2013 Plan as two shares. Any common shares that are added back to the 2013 Plan as the result of the cancellation or forfeiture of an award granted under the 2013 Plan will be added back in the same manner such shares were originally counted against the total number of shares available under the 2013 Plan. Each common share that is added back to the 2013 Plan due to a cancellation or forfeiture of an award granted under the 2003 Plan will be added back as one common share.
The Compensation and Management Development Committee of the Board (the “Compensation Committee”), in its discretion, may grant an award under the 2013 Plan to any director or employee of the Company or an affiliate. The 2013 Plan initially allows the Compensation Committee to grant up to 4,460,337 common shares in connection with the following types of awards with respect to shares of the Company's common shares: incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, unrestricted stock and performance shares. The Compensation Committee also may grant performance units that are payable in cash. The Compensation Committee has the authority to determine which participants will receive awards, the amount of the awards and the other terms and conditions of the awards.

The 2013 Plan provides that shares granted come from the Company’s authorized but unissued common shares or treasury shares. In addition, the Company’s stock-based compensation plans allow participants to exchange mature shares for minimum withholding taxes, which results in the Company acquiring treasury shares. Under these provisions, the Company acquired approximately 29,000 treasury shares for $471,000 in 2014, 23,000 shares for $532,000 in 2013 and 35,000 shares for $459,000 in 2012.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts of equity-based compensation expense recognized as part of selling, general and administrative expenses were as follows (in thousands):

	2014	2013	2012
Non-Qualified stock options	$3,356	$3,926	$4,304
Restricted stock and restricted stock units	2,270	2,031	2,241
Performance shares and performance share units	—	—	—
Total stock-based compensation expense	$5,626	$5,957	$6,545

As of December 31, 2014, unrecognized compensation expense related to equity-based compensation arrangements granted under the Company's 2013 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

	2014	2013	2012
Non-Qualified stock options	$2,600	$8,270	$7,381
Restricted stock and restricted stock units	4,461	3,705	4,323
Performance shares and performance share units	—	—	—
Total stock-based compensation expense	$7,061	$11,975	$11,704

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized during 2014, 2013 and 2012 as a result of a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

Stock Options

Generally, non-qualified stock option awards typically have a term of ten years and are granted at the fair market value of the Company’s common shares on the date of grant. The Company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years.

The following table summarizes information about stock option activity for the three years ended 2014, 2013 and 2012:

	2014	Weighted Average Exercise Price	2013	Weighted Average Exercise Price	2012	Weighted Average Exercise Price
Options outstanding at January 1	4,533,782	$23.86	4,664,634	$26.21	4,455,365	$28.99
Granted	8,977	16.71	756,700	14.47	761,892	13.44
Exercised	(33,810)	14.16	(30,166)	16.94	(9,417)	10.70
Canceled	(908,817)	28.57	(857,386)	28.63	(543,206)	31.52
Options outstanding at December 31	3,600,132	$22.74	4,533,782	$23.86	4,664,634	$26.21
Options exercise price range at December 31	13.37 to		13.35 to		13.37 to
	$47.80		$47.80		$47.80
Options exercisable at December 31	2,954,082		2,985,175		3,074,275
Shares available for grant at December 31*	3,654,426		4,460,337		1,248,033
 ________________________

*	Shares available for grant as of December 31, 2014 reduced by net restricted stock / unit and performance share / unit award activity of 369,690 shares and 427,244 shares, respectively.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 12/31/14	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price	Number Exercisable At 12/31/14	Weighted Average Exercise Price
$ 13.37 – $15.00	956,736	7.8	$13.91	415,042	$13.78
$ 15.01 – $25.00	1,464,900	4.3	22.43	1,362,980	22.35
$ 25.01 – $35.00	851,471	4.5	25.73	849,035	25.71
$ 35.01 – $47.80	327,025	0.7	42.22	327,025	42.22
Total	3,600,132	5.0	$22.74	2,954,082	$24.32

Pursuant to the Plans, the Committee has established that the 2014 grants may not be exercised within one year from the date granted and options must be exercised within ten years from the date granted. Accordingly, for the stock options issued in 2014, 2013 and 2012, 25% of such options vested in the year following issuance. The stock options awarded during such years provided a four-year vesting period whereby options vest equally in each year. Options granted with graded vesting are accounted for as single options. The 2014, 2013 and 2012 expense has been adjusted for estimated forfeitures of awards that will not vest because service or employment requirements have not been met.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2014	2013	2012
Expected dividend yield	0.3%	0.4%	0.04%
Expected stock price volatility	36.8%	38.2%	41.0%
Risk-free interest rate	1.76%	0.82%	0.94%
Expected life in years	6.1	6.1	6.0
Forfeiture percentage	13.0%	9.2%	7.6%

Expected dividend yields are based on historical dividends as the Company has no current intention of changing its dividend policy. Expected stock price volatility percentages are calculated at each date of grant based on historical stock prices for a period of time commensurate with the expected life of the option. The assumed expected lives and forfeiture percentages are based on the Company's historical analysis of option history.

The weighted-average fair value of options granted during 2014, 2013 and 2012 was $6.23, $5.33 and $5.14, respectively. The weighted-average remaining contractual life of options outstanding at December 31, 2014, 2013 and 2012 was 5.0, 5.8 and 5.8 years, respectively. The weighted-average contractual life of options exercisable at December 31, 2014 was 4.4 years. The total intrinsic value of stock awards exercised in 2014, 2013 and 2012 was $101,000, $158,000 and $41,000, respectively. As of December 31, 2014, the intrinsic value of all options outstanding and of all options exercisable was $2,731,000 and $1,240,000, respectively.

The exercise of stock awards in 2014, 2013 and 2012 resulted in cash received by the Company totaling $480,000, $512,000 and $0 for each period, respectively with no tax benefits for any period. The total fair value of awards vested during 2014, 2013 and 2012 was $3,436,000, $3,778,000 and $4,398,000, respectively.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (for non-U.S. recipients):

	2014	Weighted Average Fair Value	2013	Weighted Average Fair Value	2012	Weighted Average Fair Value
Stock / Units unvested at January 1	264,878	$16.69	260,548	$19.15	249,499	$23.76
Granted	218,276	19.36	114,700	14.49	118,200	13.41
Vested	(93,140)	17.62	(97,445)	20.33	(96,520)	23.59
Canceled	(77,591)	17.58	(12,925)	19.23	(10,631)	23.36
Stock / Units unvested at December 31	312,423	$17.91	264,878	$16.69	260,548	$19.15

The restricted stock awards vest ratably over the three years after the award date, except for those awards granted in 2014, which vest after a three-year period. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	2014	Weighted Average Fair Value
Shares / Units unvested at January 1	—	$—
Granted	152,800	20.05
Vested	—	—
Canceled	(31,156)	20.05
Shares / Units unvested at December 31	121,644	$20.05

During 2014, the performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a 3 year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for January 1, 2016 through December 31, 2016 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The Company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the Company's assessment of the probability of achievement of the goals, the Company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Performance award compensation expense is generally expected to be recognized over 3 years. However, for the year ended December 31, 2014, the Company concluded that it was not probable that the performance goals, as defined in the agreements, would be achieved and thus no performance award expense was recognized in 2014.

Rights Agreement

Effective July 8, 2005, the Company adopted a new Rights Agreement to replace the Company’s previous shareholder rights plan, which expired on July 7, 2005. In order to implement the new Rights Agreement, the Board of Directors declared a dividend of one Right for each outstanding share of the Company’s Common Shares and Class B Common Shares to shareholders of record at the close of business on July 19, 2005. Each Right entitles the registered holder to purchase from the Company one one-

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

thousandth of a Series A Participating Serial Preferred Share, without par value, at a Purchase Price of $180.00 in cash, subject to adjustment. The Rights will not become exercisable until after a person (an “Acquiring ”) has acquired, or obtained the right to acquire, or commences a tender offer to acquire, shares representing 30% or more of the Company’s outstanding voting power, subject to deferral by the Board of Directors. After the Rights become exercisable, under certain circumstances, the Rights may be exercisable to purchase Common Shares of the Company, or common shares of an acquiring Company, at a price equal to the exercise price of the Right divided by 50% of the then current market price per Common Share or acquiring Company common share, as the case may be. The Rights will expire on July 18, 2015 unless previously redeemed or exchanged by the Company. The Company may redeem and terminate the Rights in whole, but not in part, at a price of $0.001 per Right at any time prior to 10 days following a public announcement that an Acquiring Party has acquired beneficial ownership of shares representing 30% or more of the Company’s outstanding voting power, and in certain other circumstances described in the Rights Agreement. The Company's Board of Directors has determined that the Rights Agreement will not be renewed upon expiration on July 18, 2015.

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") during the year ended December 31, 2014 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2013	$143,845	$(12,566)	$(5,414)	$(709)	$125,156
OCI before reclassifications	(57,609)	6,101	(3,223)	562	(54,169)
Amount reclassified from accumulated OCI	—	—	1,036	(404)	632
Net current-period OCI	(57,609)	6,101	(2,187)	158	(53,537)
December 31, 2014	$86,236	$(6,465)	$(7,601)	$(551)	$71,619
Changes in OCI during the year ended December 31, 2013 were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2012	$117,465	$2,845	$(6,785)	$(782)	$112,743
OCI before reclassifications	26,380	(15,411)	2,218	(525)	12,662
Amount reclassified from accumulated OCI	—	—	(847)	598	(249)
Net current-period OCI	26,380	(15,411)	1,371	73	12,413
December 31, 2013	$143,845	$(12,566)	$(5,414)	$(709)	$125,156

OCI activity related to Long-Term Notes represents currency translation on notes that are long-term in nature and not intended to be settled.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Reclassifications out of accumulated OCI for the year ended December 31, 2014 and December 31, 2013 were as follows (in thousands):

	Amount reclassified from OCI		Affected Statement of Comprehensive (Income) Loss line
	2014	2013
Defined Benefit Plans
Service and interest costs	$1,045	$(927)	Selling, General and Administrative
Tax	(9)	80	Income Taxes
Total after tax	$1,036	$(847)

Derivatives
Foreign currency forward contracts hedging sales	$657	$(432)	Net Sales
Foreign currency forward contracts hedging purchases	(995)	703	Cost of Products Sold
Interest rate swaps	12	337	Interest Expense
Total before tax	(326)	608
Tax	(78)	(10)	Income Taxes
Total after tax	$(404)	$598

Capital Stock

Capital stock activity for 2014, 2013 and 2012 consisted of the following (in thousands of shares):

	Common Stock Shares	Class B Shares	Treasury Shares
January 1, 2012 Balance	33,835	1,085	(3,100)
Exercise of stock options	10	—	(8)
Restricted stock awards	107	—	(27)
December 31, 2012 Balance	33,952	1,085	(3,135)
Exercise of stock options	30	—	—
Restricted stock awards	102	—	(23)
December 31, 2013 Balance	34,084	1,085	(3,158)
Exercise of stock options	34	—	—
Restricted stock awards	101	—	(29)
December 31, 2014 Balance	34,219	1,085	(3,187)

Stock awards for 77,591, 12,925 and 10,631 shares were canceled in 2014, 2013 and 2012, respectively.  In 2014, 2013 and 2012, dividends of $0.05 per Common Share and $0.045 per Class B Common Share were declared and paid, respectively.

Charges Related to Restructuring Activities

The Company's restructuring charges recorded since 2011 were necessitated primarily by continued declines in Medicare and Medicaid reimbursement by the U.S. government, as well as similar healthcare reimbursement pressures abroad, which negatively affect the Company's customers (e.g. home health care providers) and continued pricing pressures faced by the Company as a result of outsourcing by competitors to lower cost locations. In addition, restructuring decisions were also the result of reduced profitability in the North America/HME and Asia/Pacific segments. While the Company's restructuring efforts have been executed on a timely basis resulting in operating cost savings, the savings have been more than offset by continued margin decline, principally as a result of product mix, reduced volumes and regulatory and compliance costs related to quality system improvements which are unrelated to the restructuring actions. The Company expects any near-term cost savings from restructuring will be offset by other costs as a result of pressures on the business.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Charges for the year ended December 31, 2011 totaled $10,534,000 including charges for severance ($8,352,000), contract exit costs primarily related to the closure of the Hong, Denmark assembly facility ($1,788,000) and inventory write-offs ($277,000), recorded in cost of products sold, and miscellaneous costs ($117,000). The majority of the 2011 North America/HME charges were incurred for severance, primarily at the corporate headquarters as the result of the elimination of various positions principally in sales and administration in Elyria, Ohio. These eliminations were permanent reductions in workforce which primarily resulted in reduced selling, general and administrative expenses. In Europe, the charges were the result of the closure of the Company's Hong, Denmark facility. The assembly activities were transferred to other Company facilities or outsourced to third parties. This closure enabled the Company to reduce fixed operating costs related to the facility and reduce headcount with the transfer of a portion of the production to other Company facilities. The 2011 charges have now been paid out and were funded with operating cash flows.

Charges for the year ended December 31, 2012 totaled $11,395,000 including charges for severance ($6,775,000), lease termination costs ($1,725,000), building and asset write-downs, primarily related to the closure of the Hong, Denmark assembly facility, and other miscellaneous charges in Europe and Asia/Pacific ($2,404,000) and inventory write-offs ($491,000) in Asia/Pacific recorded in cost of products sold. Severance charges were primarily incurred in the North America/HME segment ($4,242,000), Asia/Pacific segment ($1,681,000) and Europe segment ($817,000). In addition, a portion of the North America/HME segment severance was related to positions eliminated, principally in sales and marketing as well as manufacturing, at the Company's Taylor Street facility as a result of the FDA consent decree. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. In Europe, positions were eliminated as a result of finalizing the exit from the manufacturing facility in Denmark and an elimination of a senior management position in Switzerland. In Asia/Pacific, at the end of October 2012, the Company's management approved a plan to restructure the Company's operations in this segment. In Australia, the Company consolidated offices / warehouses, decreased staffing and exited various activities while returning to a focus on distribution. At the Company's subsidiary, which produces microprocessor controllers, the Company decided to cease the contract manufacturing business for companies outside of the healthcare industry. Payments for the year ended December 31, 2012 were $9,381,000 and were funded with operating cash flows. The 2012 charges have been paid out.

Charges for the year ended December 31, 2013 totaled $9,336,000 including charges for severance ($8,282,000), lease termination costs ($698,000) and other miscellaneous charges principally in North America/HME ($356,000). Severance charges were primarily incurred in the North America/HME segment ($5,405,000), Europe segment ($1,640,000) and Asia/Pacific segment ($970,000). The charges were incurred as a result of the elimination of various positions as part of the Company's globalization initiatives. North America/HME segment severance was principally related to positions eliminated due to lost sales volumes resulting from the impact of the FDA consent decree. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. In Europe, severance incurred for elimination of certain sales and supply chain positions. In Asia/Pacific, severance principally incurred at the Company's subsidiary, which produces microprocessor controllers, as a result of the Company's decision in 2012 to cease the contract manufacturing business for companies outside of the healthcare industry. The lease termination costs were principally related to Australia as a result of the restructuring announced in 2012. Payments for the year ended December 31, 2013 were $11,844,000 and were funded with operating cash flows and cash on hand. The 2013 charges have been paid out.

Charges for the year ended December 31, 2014 totaled $11,112,000 including charges for severance ($9,841,000), other charges in IPG and Europe ($1,286,000) principally related to building write-downs and lease termination cost reversals ($15,000). Severance charges were incurred in the North America/HME segment ($4,404,000), Other ($2,978,000), IPG segment ($1,163,000), Asia/Pacific segment ($769,000) and Europe segment ($527,000). The North America/HME segment severance was principally related to additional positions eliminated due to lost sales volumes resulting from the continued impact of the FDA consent decree. The Other severance related to the elimination of two senior corporate executive positions. IPG segment severance related principally to the closure of the London, Canada facility. Europe and Asia/Pacific severance related to the elimination of certain positions as a result of general restructuring efforts. The savings from these charges will be reflected primarily in reduced selling,

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

general and administrative expenses and manufacturing expenses for the Company. Payments for the year ended December 31, 2014 were $11,131,000 and were funded with operating cash flows and cash on hand. The majority of the 2014 charges are expected to be paid out within the next 12 months. To date, the Company's liquidity has not been materially impacted.

There have been no material changes in accrued balances related to the charges, either as a result of revisions in the plans or changes in estimates. In addition, the savings anticipated as a result of the Company's restructuring plans have been or are expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting Selling, General and Administrative expenses, and to a lesser extent, Costs of Products Sold. However, these savings have been more than offset by continued margin decline, principally as a result of product mix, and higher regulatory and compliance costs related to quality system improvements as well as reduced net sales volumes.

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Inventory	Lease Terminations	Other	Total
December 31, 2010 Balance
Total	$—	$—	$—	$—	$—
Charges
North America/HME	4,755	—	—	4	4,759
IPG	123	—	—	—	123
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,352	277	1,788	117	10,534
Payments
North America/HME	(1,663)	—	—	(4)	(1,667)
IPG	(52)	—	—	—	(52)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,447)	(277)	(1,714)	(117)	(5,555)
December 31, 2011 Balance
North America/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	4,905	—	74	—	4,979
Charges
North America/HME	4,242	—	5	—	4,247
IPG	35	—	—	—	35
Europe	817	—	53	1,223	2,093
Asia/Pacific	1,681	491	1,667	1,181	5,020
Total	6,775	491	1,725	2,404	11,395
Payments
North America/HME	(3,587)	—	(5)	—	(3,592)
IPG	(106)	—	—	—	(106)
Europe	(1,964)	—	(127)	(1,223)	(3,314)
Asia/Pacific	(812)	(340)	(42)	(1,175)	(2,369)
Total	(6,469)	(340)	(174)	(2,398)	(9,381)

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Severance	Inventory	Lease Terminations	Other	Total
December 31, 2012 Balance
North America/HME	3,747	—	—	—	3,747
Europe	595	—	—	—	595
Asia/Pacific	869	151	1,625	6	2,651
Total	$5,211	$151	$1,625	$6	$6,993
Charges
North America/HME	$5,405	$—	$164	$353	5,922
IPG	267	—	—	—	267
Europe	1,640	—	—	—	1,640
Asia/Pacific	970	—	534	3	1,507
Total	8,282	—	698	356	9,336
Payments
North America/HME	(6,347)	—	(164)	(353)	(6,864)
IPG	(175)	—	—	—	(175)
Europe	(1,146)	—	—	—	(1,146)
Asia/Pacific	(1,839)	(151)	(1,660)	(9)	(3,659)
Total	(9,507)	(151)	(1,824)	(362)	(11,844)
December 31, 2013 Balance
North America/HME	2,805	—	—	—	2,805
IPG	92	—	—	—	92
Europe	1,089	—	—	—	1,089
Asia/Pacific	—	—	499	—	499
Total	3,986	—	499	—	4,485
Charges
North America/HME	4,404	—	—	—	4,404
IPG	1,163	—	—	761	1,924
Europe	527	—	—	525	1,052
Asia/Pacific	769	—	(15)	—	754
Other	2,978	—	—	—	2,978
Total	9,841	—	(15)	1,286	11,112
Payments
North America/HME	(6,547)	—	—	—	(6,547)
IPG	(1,107)	—	—	(761)	(1,868)
Europe	(1,195)	—	—	(525)	(1,720)
Asia/Pacific	(769)	—	(227)	—	(996)
Total	(9,618)	—	(227)	(1,286)	(11,131)
December 31, 2014 Balance
North America/HME	662	—	—	—	662
IPG	148	—	—	—	148
Europe	421	—	—	—	421
Asia/Pacific	—	—	257	—	257
Other	2,978	—	—	$—	2,978
Total	$4,209	$—	$257	$—	$4,466

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Income Taxes

Earnings (loss) from continuing operations before income taxes consist of the following (in thousands):

	2014	2013	2012
Domestic	$(104,776)	$(73,529)	$(30,886)
Foreign	41,566	30,070	31,958
	$(63,210)	$(43,459)	$1,072

The Company has provided for income taxes (benefits) from continuing operations as follows (in thousands):

	2014	2013	2012
Current:
Federal	$(7,105)	$(2,485)	$(11,031)
State	(63)	300	716
Foreign	15,105	11,043	21,154
	7,937	8,858	10,839
Deferred:
Federal	100	3,011	3,968
Foreign	(2,487)	(994)	348
	(2,387)	2,017	4,316
Income Taxes	$5,550	$10,875	$15,155

Included in the 2014, 2013 and 2012 Federal current tax benefit is a benefit of $7,175,000, $3,455,000 and $9,230,000, respectively, related to an intra-period allocation to continuing operations. A charge in an equal amount is in discontinued operations. A reconciliation to the effective income tax rate from the federal statutory rate is as follows:

	2014	2013	2012
Statutory federal income tax rate	(35.0)%	(35.0)%	35.0%
State and local income taxes, net of federal income tax benefit	(0.1)	0.5	43.4
Tax credits	(5.1)	(22.8)	(45.2)
Foreign taxes at less than the federal statutory rate (including tax holidays)	(10.7)	(10.6)	(322.9)
Federal and foreign valuation allowance	52.5	35.8	1,757.6
Non-deductible extinguishment and debt finance costs	—	—	6.4
Withholding taxes	0.6	0.7	65.2
Compensation	0.1	0.5	6.8
Dividends	12.3	54.6	(9.8)
Life insurance	4.1	(1.5)	(60.2)
Foreign branch activity	(1.8)	(1.8)	(78.0)
Uncertain tax positions	1.2	1.3	826.6
Other, net	(9.3)	3.3	(811.2)
	8.8%	25.0%	1,413.7%

At December 31, 2014, total deferred tax assets were $137,511,000, total deferred tax liabilities were $33,778,000 and the tax valuation allowance total was $133,912,000 for a net deferred income tax liability of $30,179,000 compared to total deferred tax assets of $126,264,000, total deferred tax liabilities of $43,317,000 and a tax valuation allowance total of $117,790,000 for a net deferred income tax liability of $34,843,000 at December 31, 2013.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Significant components of deferred income tax assets and liabilities at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Current deferred income tax assets (liabilities), net:
Bad debt	$5,364	$6,924
Warranty	7,092	6,104
State and local taxes	2,240	2,787
Other accrued expenses and reserves	1,852	3,939
Inventory	3,096	1,654
Compensation and benefits	2,209	1,657
Product liability	594	487
Valuation allowance	(22,084)	(27,214)
Other, net	(732)	406
	$(369)	$(3,256)
Long-term deferred income tax assets (liabilities), net:
Goodwill and intangibles	(21,915)	(28,517)
Convertible debt	(700)	(659)
Fixed assets	(10,431)	(13,111)
Compensation and benefits	14,630	22,967
Loss and credit carryforwards	65,123	62,738
Product liability	4,919	3,562
State and local taxes	17,745	13,039
Valuation allowance	(111,828)	(90,576)
Other, net	12,647	(1,030)
	$(29,810)	$(31,587)

Net Deferred Income Taxes	$(30,179)	$(34,843)

The Company recorded a valuation allowance for its U.S. and certain foreign country net deferred tax assets where it is in a three year cumulative loss. The Company made net payments for income taxes of $6,384,000, $6,349,000, and $10,837,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, the Company had foreign tax loss carryforwards of approximately $60,518,000 which are non-expiring, of which $60,518,000 are offset by valuation allowances. At December 31, 2014, the Company also had $496,000,000 of domestic state and local tax loss carryforwards, of which $179,000,000 expire between 2015 and 2018, $196,000,000 expire between 2019 and 2028 and $121,000,000 expire after 2028. The Company has a federal domestic net operating loss carryforward of $47,266,000 which expires in 2034 and federal tax credit carryforwards of $31,601,000 of which $4,170,000 expire between 2016 and 2018 and $25,813,000 expire between 2019 and 2024, $1,371,000 expire between 2031 and 2034, and $247,000 are indefinite.

As of December 31, 2014 and 2013, the Company had a liability for uncertain tax positions, excluding interest and penalties of $10,030,000 and $10,343,000, respectively. The Company does not believe there will be a material change in its unrecognized tax positions over the next twelve months. The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $10,030,000 and $10,343,000 at December 31, 2014 and 2013, respectively.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2014	2013
Balance at beginning of year	$10,833	$9,851
Additions to:
Positions taken during the current year	348	942
Positions taken during a prior year	418	55
Exchange rate impact	—	313
Deductions due to:
Exchange rate impact	(362)	—
Settlements with taxing authorities	—	(36)
Lapse of statute of limitations	(218)	(292)
Balance at end of year	$11,019	$10,833

The Company recognizes interest and penalties associated with uncertain tax positions in income tax expense. During 2014, 2013 and 2012 the (expense) benefit for interest and penalties was $(500,000), $(676,000) and $(3,309,000), respectively. The Company had approximately $5,130,000 and $5,181,000 of accrued interest and penalties as of December 31, 2014 and 2013, respectively.

Included in the balance of uncertain tax positions in Other Long-Term Obligations at the end of 2014 is an accrual of tax $5,940,000 and interest $4,400,000 resulting from a foreign audit related to years before 2012.

The Company and its subsidiaries file income tax returns in the U.S. and certain foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for calendar years 2011 to 2014, and is subject to various U.S. state income tax examinations for 2010 to 2014. With regards to foreign income tax jurisdictions, the Company is generally subject to examinations for the periods 2008 to 2014.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share.

	2014	2013	2012
	(In thousands except per share data)
Basic
Average common shares outstanding	32,009	31,915	31,641

Net loss from continuing operations	$(68,760)	$(54,334)	$(14,083)
Net earnings from discontinued operations	$12,690	$87,385	$15,910
Net earnings (loss)	$(56,070)	$33,051	$1,827

Net loss per common share from continuing operations	$(2.15)	$(1.70)	$(0.45)
Net earnings per common share from discontinued operations	$0.40	$2.74	$0.50
Net earnings (loss) per common share	$(1.75)	$1.04	$0.06

Diluted
Average common shares outstanding	32,009	31,915	31,641
Stock options and awards	188	128	230
Average common shares assuming dilution	32,197	32,043	31,871

Net loss from continuing operations	$(68,760)	$(54,334)	$(14,083)
Net earnings from discontinued operations	$12,690	$87,385	$15,910
Net earnings (loss)	$(56,070)	$33,051	$1,827

Net loss per common share from continuing operations *	$(2.15)	$(1.70)	$(0.45)
Net earnings per common share from discontinued operations	$0.39	$2.73	$0.50
Net earnings (loss) per common share *	$(1.75)	$1.03	$0.06

* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic in periods in which there is a net loss.

At December 31, 2014, 2013 and 2012, shares associated with stock options of 2,857,590, 4,307,458 and 4,537,282, respectively, were excluded from the average common shares assuming dilution, as they were anti-dilutive. At December 31, 2014, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $16.95 for 2014. For the 2014, 2013 and 2012 Net Loss per Share from continuing operations calculation, all of the shares associated with stock options were anti-dilutive because of the Company's loss. In 2013, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $16.48 for 2013. In 2012, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value price of $15.27 for 2012. Shares necessary to settle a conversion spread on the convertible notes were not included in the common shares assuming dilution as the average market price of the Company stock in 2014, 2013 and 2012 did not exceed the conversion price.

Concentration of Credit Risk

The Company manufactures and distributes durable medical equipment and supplies to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers’ financial condition. Invacare utilizes DLL, a third party financing company, to provide the majority of future lease financing to Invacare’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The Company retains a recourse obligation of $5,798,000 at December 31, 2014 to DLL for events of default under the contracts, which total $38,618,000 at December 31, 2014. Guarantees, ASC 460, requires the Company to record a guarantee liability as it relates to the limited recourse obligation. As such, the Company has recorded a liability of $110,000 for this guarantee obligation within accrued expenses. The Company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables purchased by the Company from DLL. The Company monitors the collections status of these contracts and has provided amounts for estimated

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

The Company’s top 10 customers accounted for approximately 17.2% of 2014 net sales. The loss of business of one or more of these customers may have a significant impact on the Company, although no single customer accounted for more than 2.9% of the Company’s 2014 net sales. Providers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the Company.

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

Cash Flow Hedging Strategy

The Company uses derivative instruments in an attempt to manage its exposure to transactional foreign currency exchange risk and interest rate risk. Foreign forward exchange contracts are used to manage the price risk associated with forecasted sales denominated in foreign currencies and the price risk associated with forecasted purchases of inventory over the next twelve months. Interest rate swaps are, at times, utilized to manage interest rate risk associated with the Company’s fixed and floating-rate borrowings.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the Company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $157,121,000 and $182,213,000 matured during the twelve months ended December 31, 2014 and 2013, respectively.

Foreign exchange forward contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	December 31, 2014		December 31, 2013
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$1,250	$65	$—	$—
USD / CAD	3,570	(63)	—	—
USD / CHF	111	—	486	4
USD / CNY	—	—	11,730	(66)
USD / EUR	25,524	—	51,106	(168)
USD / GBP	1,199	3	2,686	(45)
USD / NZD	7,018	(55)	—	—
USD / SEK	594	1	2,485	58
USD / MXP	10,297	(657)	5,960	102
EUR / AUD	452	5	—	—
EUR / CAD	580	(1)	1,710	(1)
EUR / CHF	505	(2)	2,654	1
EUR / DKK	643	(3)	1,382	(5)
EUR / GBP	11,906	23	29,614	(501)
EUR / NOK	1,490	43	3,135	66
EUR / SEK	2,917	(9)	3,432	75
EUR / NZD	7,074	60	6,959	(111)
GBP / AUD	656	22	—	—
GBP / CHF	331	(1)	837	(26)
GBP / SEK	1,035	(2)	2,078	(101)
AUD / CAD	1,538	30	—	—
AUD / CHF	93	1	—	—
AUD / NZD	537	19	—	—
AUD / SEK	61	(1)	—	—
CAD / SEK	182	(1)	—	—
CHF / DKK	269	(2)	—	—
DKK / SEK	2,497	(44)	5,337	(94)
NOK / CHF	66	2	—	—
NOK / SEK	1,547	19	3,418	31
	$83,942	$(548)	$135,009	$(781)

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Foreign exchange forward contracts not qualifying or designated for hedge accounting treatment entered into in 2014 and 2013, respectively, and outstanding were as follows (in thousands USD):

	December 31, 2014		December 31, 2013
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$7,300	$117	$225	$(1)
CAD / USD	6,016	(6)	—	$—
CNY / USD	3,200	(14)	—	—
EUR / USD	53,365	(1,585)	14,867	250
CHF / USD	—	—	1,645	35
GBP / USD	5,592	18	—	—
NZD / USD	4,500	12	3,824	(1)
CAD / AUD	—	—	5,989	10
EUR / AUD	—	—	2,039	80
EUR / DKK	—	—	5,470	(3)
	$79,973	$(1,458)	$34,059	$370

The fair values of the Company’s derivative instruments were as follows (in thousands):

	December 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$373	$921	$414	$1,195
Interest rate swap contracts	—	—	—	12
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	147	1,605	375	5
Total derivatives	$520	$2,526	$789	$1,212

The fair values of the Company’s foreign currency forward assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The effect of derivative instruments on the Statement of Operations and Other Comprehensive Income (OCI) was as follows, net of tax (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year ended December 31, 2014
Foreign currency forward exchange contracts	$562	$416	$(11)
Interest rate swap contracts	—	(12)	—
	$562	$404	$(11)
Year ended December 31, 2013
Foreign currency forward exchange contracts	$(492)	$(261)	$(76)
Interest rate swap contracts	(33)	(337)	—
	$(525)	$(598)	$(76)

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Year ended December 31, 2014
Foreign currency forward contracts			$(1,458)
Year ended December 31, 2013
Foreign currency forward contracts			$370

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales or cost of product sold for hedges of inventory purchases. In 2014, net sales were decreased by $657,000 and cost of product sold was decreased by $995,000 for a net realized gain of $338,000. In 2013, net sales were increased by $432,000 and cost of product sold was increased by $703,000 for a net realized loss of $271,000 compared to a net gain of $3,763,000 in 2012.

The Company recognized incremental expense of $12,000, $337,000 and $600,000 in 2014, 2013 and 2012, respectively, related to interest rate swap agreements which are reflected in interest expense on the consolidated statement of comprehensive income (loss).

A loss of $1,458,000 in 2014 and gains of $370,000 and $1,159,000, respectively, were recognized in selling, general and administrative (SG&A) expenses on ineffective foreign currency forward contracts as well as foreign currency forward contracts not designated as hedging instruments that are entered into to offset gains/losses on intercompany trade receivables or payables. The gains/losses on the non-designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade receivables or payables.

The Company has entered into foreign currency forward exchange contracts and, at times, interest rate swap contracts (the “agreements”) with various bank counterparties, each of which are subject to provisions which are similar to a master netting agreement. The agreements provide for a net settlement payment in a single currency upon a default by the Company. Furthermore, the agreements provide the counterparty with a right of set off in the event of a default that would enable the counterparty to offset any net payment due by the counterparty to the Company under the applicable agreement by any amount due by the Company to the counterparty under any other agreement. For example, the terms of the agreement would permit a counterparty to a derivative contract that is also a lender under the New Credit Agreement to reduce any derivative settlement amounts owed to the Company under the derivative contract by any amounts owed to the counterparty by the Company under the New Credit Agreement. In addition, the agreements contain cross-default provisions that could trigger a default by the Company under the agreement in the

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

event of a default by the Company under another agreement with the same counterparty. The Company does not present any derivatives on a net basis in its financial statements and all derivative balances presented are subject to provisions that are similar to master netting agreements.

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

 The following table provides a summary of the Company’s assets and liabilities that are measured on a recurring basis (in thousands).

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
December 31, 2014:
Forward Exchange Contracts—net	$(2,006)	—	$(2,006)	—
December 31, 2013:
Forward Exchange Contracts—net	$(411)	—	$(411)	—
Interest Rate Swap Agreements—net	(12)	—	(12)	—

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

The gains and losses that result from the majority of the forward contracts are deferred and recognized when the offsetting gains and losses for the identified transactions are recognized. The Company recognized a net gain of $338,000 in 2014, a net loss of $271,000 in 2013 and a net gain of $3,763,000 in 2012 related to ASC 815 designated derivatives. Gains or losses recognized as the result of the settlement of forward contracts are recognized in cost of products sold for hedges of inventory transactions, sales for hedges of forecasted sales or selling, general and administrative expenses for other hedged transactions. The Company’s forward contracts are included in Other Current Assets or Accrued Expenses in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2014 and 2013 are as follows (in thousands):

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	38,931	$38,931	29,785	$29,785
Other investments	249	249	998	998
Installment receivables, net of reserves	1,911	1,911	2,819	2,819
Long-term debt (including current maturities of long-term debt)	(20,344)	(20,261)	(45,286)	(46,124)
Forward contracts in other current assets	520	520	789	789
Forward contracts in accrued expenses	(2,526)	(2,526)	(1,200)	(1,200)
Interest rate swap agreements in accrued expenses	—	—	(12)	(12)

The Company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

Cash, cash equivalents: The carrying amount reported in the balance sheet for cash, cash equivalents equals its fair value.

Other investments: The Company has made other investments in limited partnerships and non-marketable equity securities, which are accounted for using the cost method, adjusted for any estimated declines in value. These investments were acquired in private placements and there are no quoted market prices or stated rates of return. The Company does not have the ability to easily sell these investments. The Company completes an evaluation of the residual value related to these investments in the fourth quarter of each year. No impairment was recognized in 2014, 2013 or 2012.

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

Intangibles and Goodwill: Under Intangibles—Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To review goodwill for impairment in accordance with ASC 350, the Company first estimates the fair value of each reporting unit and compares the calculated fair value to the carrying value of the each reporting unit. A reporting unit is defined as an operating segment or one level below. The Company has determined that its reporting units are the same as its operating segments. The Company completes its annual impairment tests in the fourth quarter of each year. To estimate the fair values of the reporting units, the Company utilizes a discounted cash flow method model in which the Company forecasts income statement and balance sheet amounts based on assumptions regarding future sales growth, profitability, inventory turns, days' sales outstanding, etc. to forecast future cash flows. The cash flows are discounted using a weighted average cost of capital discount rate where the cost of debt is based on quoted rates for 20-year debt of companies of similar credit risk and the cost of equity is based upon the 20-year treasury rate for the risk free rate, a market risk premium, the industry average beta and a small cap stock adjustment. The discount rates used have a significant impact upon the discounted cash flow methodology utilized in the Company's annual impairment testing as higher discount rates decrease the fair value estimates. The assumptions used are based on a market participant view and yielded a discount rate of 9.89% in 2014 for the Company's impairment analysis compared to 10.00% in 2013 and 9.88% in 2012.
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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

While there was no indication of impairment in 2014 related to goodwill for the Europe or IPG segments, a future potential impairment is possible for any of the Company's segments should actual results differ materially from forecasted results used in the valuation analysis. Furthermore, the Company's annual valuation of goodwill can differ materially if the market inputs used to determine the discount rate change significantly. For instance, higher interest rates or greater stock price volatility would increase the discount rate and thus increase the chance of impairment. In consideration of this potential, the Company reviewed the results if the discount rate used were 100 basis points higher for the 2014 impairment analysis and determined that there still would not be any indicator of potential impairment for the segments with goodwill, which are Europe and IPG.
During 2014, the Company recognized intangible write-down charges in the IPG segment of $13,041,000 comprised of a customer list impairment of $12,826,000 and a non-compete agreement of $215,000 all recorded in the IPG segment as the actual and remaining cash flows associated with the intangibles were less than the cash flow originally used to value the intangibles, primarily driven by reduced net sales. The after-tax and pre-tax impairment amounts were the same for each of the above impairments.
In the fourth quarter of 2013, the Company recognized intangible write-down charges of $1,523,000 comprised of: trademarks with indefinite lives of $568,000, a trademark with a definite life of $123,000, a customer lists impairment of $442,000 and a developed technology of $223,000 all recorded in the IPG segment and a customer list intangible write-down charge of $167,000 recorded in the North America/HME segment. The after-tax and pre-tax impairment amounts were the same for each of the above impairments except for the indefinite-lived trademark impairments in the IPG segment, which were $496,000 after-tax. The fair values of the trademarks and developed technology were calculated using a relief from royalty payment methodology which requires applying an estimated market royalty rate to forecasted net sales and discounting the resulting cash flows to determine fair value. The fair value of the customer lists were calculated using an excess earnings method, using a discounted cash flow model. Estimated cash flow returns to the customer relationship were reduced by the cash flows required to satisfy the return requirements of each of the assets employed with the residual cash flow then discounted to value the customer relationship. The write-down charges were the result of decisions to exit certain businesses as well as lower than anticipated sales.
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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The information by segment is as follows (in thousands):

	2014	2013	2012
Revenues from external customers
North America/HME	$507,867	$589,240	$675,782
Institutional Products Group	102,796	112,290	126,508
Europe	610,555	583,143	546,543
Asia/Pacific	48,945	49,832	66,985
Consolidated	$1,270,163	$1,334,505	$1,415,818
Intersegment revenues
North America/HME	$84,247	$77,553	$104,291
Institutional Products Group	6,711	5,304	6,415
Europe	8,938	8,272	11,043
Asia/Pacific	26,173	24,941	32,587
Consolidated	$126,069	$116,070	$154,336
Depreciation and amortization
North America/HME	$10,925	$12,149	$11,681
Institutional Products Group	7,656	8,310	7,723
Europe	11,111	12,123	12,738
Asia/Pacific	2,406	3,073	4,505
All Other (1)	173	275	273
Discontinued Operations	518	859	1,673
Consolidated	$32,789	$36,789	$38,593
Net interest expense (income)
North America/HME	$348	$(1,869)	$753
Institutional Products Group	2,244	3,656	4,288
Europe	(209)	(53)	(1,292)
Asia/Pacific	149	960	3,304
Consolidated	$2,532	$2,694	$7,053
Earnings (loss) before income taxes from continuing operations
North America/HME	$(63,601)	$(50,506)	$(313)
Institutional Products Group	(10,961)	1,418	6,003
Europe	48,088	40,468	31,488
Asia/Pacific	(9,485)	(13,258)	(11,795)
All Other (1)	(27,251)	(21,581)	(24,311)
Consolidated	$(63,210)	$(43,459)	$1,072
Assets
North America/HME (2)	$218,877	$250,239	$280,383
Institutional Products Group (2)	60,080	84,229	118,190
Europe	638,896	693,790	683,751
Asia/Pacific (2)	30,231	31,034	39,605
All Other (1)	15,647	37,142	37,208
Assets held for sale	—	—	103,157
Consolidated	$963,731	$1,096,434	$1,262,294

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	2014	2013	2012
Long-lived assets
North America/HME (2)	$44,727	$60,309	$62,853
Institutional Products Group (2)	44,132	68,189	93,184
Europe	459,957	506,329	493,446
Asia/Pacific (2)	4,046	5,238	8,034
All Other (1)	15,527	36,830	36,828
Consolidated	$568,389	$676,895	$694,345
Expenditures for assets
North America/HME	$2,960	$5,017	$7,024
Institutional Products Group	1,232	3,308	5,234
Europe	6,708	4,809	4,604
Asia/Pacific	1,417	830	2,439
All Other (1)	—	50	—
Discontinued Operations	10	144	790
Consolidated	$12,327	$14,158	$20,091
   ________________________

(1)
Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments. In addition, the “All Other” earnings (loss) before income taxes for 2012 includes loss on debt extinguishment including debt finance charges, interest and fees.

(2)
The 2014 IPG assets and long-lived assets include decreases of $13,041,000 due to intangible asset impairment write-offs. The 2013 IPG and North America/HME assets and long-lived assets include decreases of $1,356,000 and $167,000, respectively, due to intangible asset impairment write-offs. The 2012 IPG and North America/HME assets and long-lived assets decrease include a decrease of $677,000 and $96,000 related to intangible asset impairment write-offs in 2013.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net sales by product, are as follows (in thousands):

	2014	2013	2012
North America/HME
Lifestyle Products	$239,625	$267,934	$288,144
Mobility and Seating	115,776	134,995	240,911
Respiratory Therapy	149,063	178,065	134,663
Other(1)	3,403	8,246	12,064
	$507,867	$589,240	$675,782
Institutional Products Group
Continuing Care	$102,796	$112,290	$126,508

Europe
Lifestyle Products	$322,370	$303,225	$285,707
Mobility and Seating	228,163	216,152	204,613
Respiratory Therapy	40,661	40,885	42,700
Other(1)	19,361	22,881	13,523
	$610,555	$583,143	$546,543
Asia/Pacific
Mobility and Seating	$28,174	$26,737	$31,410
Lifestyle Products	11,772	12,023	15,448
Continuing Care	3,956	2,785	2,795
Respiratory Therapy	1,286	1,290	700
Other(1)	3,757	6,997	16,632
	$48,945	$49,832	$66,985

Total Consolidated	$1,270,163	$1,334,505	$1,415,818
   ________________________

(1)	Includes various services, including repair services, equipment rentals and external contracting.

No single customer accounted for more than 2.9% of the Company’s sales.

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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On September 12, 2014, a second amended complaint, in a lawsuit originally instituted on August 26, 2013, was filed against Invacare Corporation, Gerald B. Blouch, A. Malachi Mixon III and Patricia Stumpp, as well as outside directors Dale C. LaPorte, Michael F. Delaney and Charles S. Robb, in the U.S. District Court for the Northern District of Ohio, alleging that the defendants breached their fiduciary duties and violated the Employment Retirement Security Act (ERISA) in the administration and maintenance of the Company stock fund in the Company’s Retirement Savings Plan (401(k) Plan). The lawsuit seeks class certification and unspecified damages and attorneys' fees for participants in the Company's stock fund of the 401(k) Plan between February 5, 2009 and the present. This lawsuit has been referred to the Company's insurance carriers. The Company intends to vigorously defend this lawsuit.

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
In December 2012, the Company reached agreement with the FDA on the terms of the consent decree of injunction with respect to the Company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limits the Company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also initially limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The Company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the Company must successfully complete a third-party expert certification audit at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, the FDA. After the final certification report is submitted to the FDA, as well as the Company’s own report as to its compliance status together with its responses to any observations in the certification report, the FDA is expected to inspect the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the Quality System Regulation (QSR) governing the manufacture of medical devices and the terms of the consent decree. If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.
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
The third, expert certification audit is an overall review of the Company's compliance with the FDA's QSR at the impacted Elyria facilities. This audit process is the most comprehensive and challenging of the three expert certification audits, and it encompasses all areas of the Company's Corporate and Taylor Street quality system. As part of this process, the Company has determined that it needs to better demonstrate that its quality system is sustainably compliant and that each subsystem is properly integrated. With the help of a consulting firm the Company engaged in 2014, the Company is executing on its action plans to

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

improve the functionality and capabilities of certain quality subsystems, most notably complaint handling and corrective and preventative actions (CAPA). The Company has identified the root causes of the issues that need to be addressed in order to achieve sustainable compliance and is working through quality implementation plans that will enable the Company to achieve the appropriate solution. As of the date of this Annual Report on Form 10-K, the Company is making progress, but the Company still has work to do, including process improvements for addressing complaint data, before the Company can verify the effectiveness of its solutions and complete the third-party expert certification audit.
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
As described above, because the limitations on production are expected to be temporary in nature, and partial production is allowed, the Company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the Company's expectations at the time of filing of this Annual Report on Form 10-K with respect to the utilization of raw material inventory and with respect to expected future cash flows from production at the Taylor Street manufacturing facility, the Company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at December 31, 2014.
The majority of the production from the Taylor Street facility is "made to order" custom wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at December 31, 2014, and the inventory is expected to be fully utilized. Accordingly, the Company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at December 31, 2014. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the Company's expectations at the time of filing of this Annual Report on Form 10-K with respect to the time frame for completion of the third-party expert certification audits and FDA inspection, the Company concluded that the value of the inventory was not impaired at December 31, 2014. However, if the Company's expectations regarding the impacts of the limitations in the consent decree or the time frame for completion of the third-party expert certification audits and FDA inspection were to change, the Company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
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

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For additional information regarding the consent decree, please see the following sections of this Annual Report on Form 10-K: Item 1. Business - Government Regulation and Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.
The Company' recorded incremental warranty expense in 2014 totaling $11,493,000 for three specific product recalls. First, an expense of $6,559,000 for a recall related to a component in a stationary oxygen concentrator that was manufactured in the Company’s facility in Suzhou, China, and sold globally. This expense was recorded in the European segment ($3,395,000) and North America/HME segment ($3,164,000). Second, an expense of $2,057,000 for the recall of a sieve bed component used within stationary oxygen concentrators manufactured in the Company's Sanford, Florida facility during August 2014, which was recorded in the North America/HME segment. Third, an incremental expense of $2,877,000 related to the Company's joystick recall as a result of higher than previously anticipated response rates from large customers in the U.S. and Canada and a product mix toward higher cost joysticks, which was recorded in the North America/HME segment ($1,612,000) and the Asia/Pacific segment ($1,265,000). These warranty reserves are subject to adjustment in future periods as new developments change the Company's estimate of the total cost of these matters. See Current Liabilities in the Notes to the Consolidated Financial Statements for the total provision amounts and a reconciliation of the changes in the warranty accrual.

In 2013, the Company recorded an incremental warranty reserve of $7,264,000, which primarily impacted the Asia/Pacific ($4,639,000) and the North America/HME ($2,625,000) segments. The warranty accrual related to the power wheelchair joystick recall which was increased during the fourth quarter of 2013 principally as a result of the commencement of the recall in the quarter and the realization that the number of replacement units required was trending higher than the Company's original estimates, which were based on historical experience related to previous recalls. See Current Liabilities in the Notes to the Consolidated Financial Statements for the total provision amounts and a reconciliation of the changes in the warranty accrual.

In December 2010, the Company received a warning letter from the FDA related to quality system processes and procedures at the Company's Sanford, Florida facility. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 containing four inspectional observations, three of which related to complaint handling and CAPA and a fourth related to production process controls. In January 2014, the FDA conducted inspections at the Company’s manufacturing facility in Suzhou, China and at the Company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Form 483 to the Company after these inspections, and the Company submitted its responses to the agency in a timely manner. The Company has timely filed its response with the FDA and continues to work on addressing the FDA observations. The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter or other FDA enforcement related to the Sanford facility could materially and adversely affect the Company's business, financial condition, and results of operations.
Any of the above contingencies could have an adverse impact on the Company's financial condition or results of operations.

Subsequent Event

Appointment of New Chief Executive Officer

On January 21, 2015, the Company entered into an employment agreement (the “Employment Agreement”) with Matthew E. Monaghan that provides for his employment as the President and Chief Executive Officer of the Company, effective April 1, 2015. Upon the effectiveness of his appointment, Mr. Monaghan will succeed Robert K. Gudbranson, who has served as the Company’s Interim President and Chief Executive Officer since August 1, 2014. Mr. Gudbranson will continue to serve as Interim President and Chief Executive Officer until April 1, 2015, at which time he will continue in his role as Senior Vice President and Chief Financial Officer.

New Credit Agreement

On January 16, 2015, the Company entered into a Revolving Credit and Security Agreement (the “New Credit Agreement”), which provides for an asset-based lending senior secured revolving credit facility which matures in January 2018. The New Credit Agreement was entered into by and among the Company, certain of the Company’s direct and indirect domestic and Canadian subsidiaries (together with the Company, the “Borrowers”), certain other of the Company’s direct and indirect domestic and Canadian subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent under the New Credit Agreement (the “Administrative Agent”).

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The New Credit Agreement provides the Company and the other Borrowers with the ability to borrow up to an aggregate principal amount of $100 million under a senior secured revolving credit, letter of credit and swing line loan facility (the “Credit Facility”). The aggregate borrowing availability under the Credit Facility is determined based on a borrowing base formula set forth in the New Credit Agreement and summarized below.
The New Credit Agreement contains customary representations, warranties and covenants; however it does not contain financial covenants that would require the Company to not exceed a maximum leverage ratio or to maintain a minimum interest coverage ratio similar to those under the Company’s Prior Credit Agreement (as defined below).
Under the New Credit Agreement, the aggregate usage under the Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible domestic accounts receivable plus (b) the lesser of (i) 70% of eligible domestic inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible domestic inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of domestic eligible machinery and equipment and (ii) $2,924,000 (subject to reduction as provided in the New Credit Agreement) , plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the Credit Facility, less (g) letters of credit issued and undrawn under the Credit Facility, less (h) a $10,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the New Credit Agreement.
Up to $25,000,000 of the Credit Facility will be available for issuance of letters of credit, which amount is subject to an initial $10,000,000 sublimit under the terms of the New Credit Agreement.
The aggregate principal amount of the Credit Facility may be increased by up to $25,000,000 to the extent requested by the Company and agreed to by any Lender or new financial institution approved by the Administrative Agent.
Interest will accrue on outstanding indebtedness under the New Credit Agreement at the LIBOR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate, plus a margin ranging from 1.25% to 1.75%, as selected by the Company. The margin that will apply for the first six months of the Credit Facility is 2.75% for LIBOR rate loans and 1.75% for alternate base rate (Prime) loans, and after the first six months will be adjusted quarterly based on utilization. Borrowings under the Credit Facility are subject to commitment fees of 0.25% or 0.375% per year, depending on utilization.
The Credit Facility is secured by substantially all of the Company’s domestic and Canadian assets, other than real estate.
Exceptions to the operating covenants in the New Credit Agreement provide the Company with flexibility to, among other things, enter into or undertake certain sale/leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the New Credit Agreement. The New Credit Agreement also contains a covenant requiring the Company to maintain undrawn availability under the Credit Facility of not less than (i) 11.25% of the maximum amount that may be drawn under the Credit Facility for five (5) consecutive business days, or (ii) $10,000,000 on any business day.

The New Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days.

The proceeds of the Credit Facility were used to repay and terminate the Company’s Prior Credit Agreement, which was scheduled to mature in October 2015.

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Supplemental Guarantor Information

Effective February 12, 2007, substantially all of the domestic subsidiaries (the “Guarantor Subsidiaries”) of the Company became guarantors of the indebtedness of Invacare Corporation under its 4.125% Convertible Senior Subordinated Debentures due 2027 (the “Debentures”) with an original aggregate principal amount of $135,000,000. The majority of the Company’s subsidiaries are not guaranteeing the indebtedness of the Debentures (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium and interest related to the Debentures and each of the Guarantor Subsidiaries are directly or indirectly100%-owned subsidiaries of the Company. Specifically, the Debentures are guaranteed on an unsecured senior subordinated basis by all of the Company's existing domestic subsidiaries (other than the Company's captive insurance subsidiary and any receivables subsidiaries) and certain future direct and indirect 100% owned domestic subsidiaries. All of the guarantors are released and relieved of any liability under such guarantees upon the satisfaction and discharge of the indenture governing the debentures and the payment in full of the debentures. Additionally, in the event any subsidiary guarantor no longer guarantees any of the Company's existing or future senior debt incurred in a public or private U.S. capital markets transaction, such guarantor shall be released and relieved of any liability which it has under the indenture governing the debentures.

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

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2014
Net sales	$213,072	$413,067	$740,669	$(96,645)	$1,270,163
Cost of products sold	192,566	314,562	512,521	(96,874)	922,775
Gross Profit	20,506	98,505	228,148	229	347,388
Selling, general and administrative expenses	119,904	81,676	182,416	(83)	383,913
Charge related to restructuring activities	9,672	(1,326)	2,766	—	11,112
Asset write-downs to intangibles	—	13,041	—	—	13,041
Income (loss) from equity investee	53,536	35,208	280	(89,024)	—
Interest expense—net	175	2,114	243	—	2,532
Earnings (Loss) from Continuing Operations Before Income Taxes	(55,709)	38,208	43,003	(88,712)	(63,210)
Income taxes	361	—	5,189	—	5,550
Net Earnings (Loss) from Continuing Operations	(56,070)	38,208	37,814	(88,712)	(68,760)
Net Earnings from Discontinued Operations	—	12,690	—	—	12,690
Net Earnings (Loss)	(56,070)	50,898	37,814	(88,712)	(56,070)

Other Comprehensive Income (Loss), net of Tax	(53,537)	(5,057)	(50,058)	55,115	(53,537)

Comprehensive Income (Loss)	$(109,607)	$45,841	$(12,244)	$(33,597)	$(109,607)

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2013
Net sales	$241,871	$460,960	$720,978	$(89,304)	$1,334,505
Cost of products sold	211,896	338,650	506,308	(89,775)	967,079
Gross Profit	29,975	122,310	214,670	471	367,426
Selling, general and administrative expenses	123,377	93,731	177,530	2,694	397,332
Charge related to restructuring activities	6,356	79	2,901	—	9,336
Asset write-downs to intangibles	—	1,250	273	—	1,523
Income (loss) from equity investee	133,350	29,644	286	(163,280)	—
Interest (income) expense—net	(1,661)	3,353	1,002	—	2,694
Earnings (Loss) from Continuing Operations Before Income Taxes	35,253	53,541	33,250	(165,503)	(43,459)
Income taxes (benefit)	2,202	(1,785)	10,458	—	10,875
Net Earnings (Loss) from Continuing Operations	33,051	55,326	22,792	(165,503)	(54,334)
Net Earnings from Discontinued Operations	—	87,385	—	—	87,385
Net Earnings (Loss)	33,051	142,711	22,792	(165,503)	33,051

Other Comprehensive Income (Loss), net of Tax	12,413	(2,309)	17,797	(15,488)	12,413

Comprehensive Income (Loss)	$45,464	$140,402	$40,589	$(180,991)	$45,464

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2012
Net sales	$357,184	$452,317	$724,641	$(118,324)	$1,415,818
Cost of products sold	274,439	331,010	500,855	(117,423)	988,881
Gross Profit	82,745	121,307	223,786	(901)	426,937
Selling, general and administrative expenses	134,170	81,883	186,244	4,526	406,823
Charge related to restructuring activities	4,859	406	5,639	—	10,904
Loss on debt extinguishment including debt finance charges and associated fees	312	—	—	—	312
Asset write-downs to intangibles and goodwill	—	—	773	—	773
Income (loss) from equity investee	62,637	2,278	499	(65,414)	—
Interest expense—net	2,725	1,244	3,084	—	7,053
Earnings (Loss) from Continuing Operations Before Income Taxes	3,316	40,052	28,545	(70,841)	1,072
Income taxes (benefit)	1,489	(2,976)	16,642	—	15,155
Net Earnings (Loss) from Continuing Operations	1,827	43,028	11,903	(70,841)	(14,083)
Net Earnings from Discontinued Operations	—	15,910	—	—	15,910
Net Earnings (Loss)	1,827	58,938	11,903	(70,841)	1,827

Other Comprehensive Income (Loss), net of Tax	(12,133)	2,245	(14,288)	12,043	(12,133)

Comprehensive Income (Loss)	$(10,306)	$61,183	$(2,385)	$(58,798)	$(10,306)

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$7,340	$355	$31,236	$—	$38,931
Trade receivables, net	50,656	24,560	85,198	—	160,414
Installment receivables, net	—	292	762	—	1,054
Inventories, net	25,272	25,848	107,139	(2,383)	155,876
Deferred income taxes	—	—	2,048	—	2,048
Intercompany advances, net	10,007	976	84,816	(95,799)	—
Other current assets	8,134	397	33,123	(4,635)	37,019
Total Current Assets	101,409	52,428	344,322	(102,817)	395,342
Investment in Subsidiaries	1,409,482	491,541	—	(1,901,023)	—
Intercompany Advances, net	1,049,235	1,685,366	184,651	(2,919,252)	—
Other Assets	16,955	656	1,442	—	19,053
Intangibles	286	450	37,334	—	38,070
Property and Equipment, net	29,686	13,051	42,818	—	85,555
Goodwill	—	16,660	409,051	—	425,711
Total Assets	$2,607,053	$2,260,152	$1,019,618	$(4,923,092)	$963,731
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$49,040	$6,362	$64,749	$—	$120,151
Accrued expenses	52,022	20,900	88,188	(4,635)	156,475
Current taxes, payable and deferred	1,632	—	11,002	—	12,634
Intercompany advances, net	81,141	1,738	12,920	(95,799)	—
Short-term debt and current maturities of long-term obligations	—	8	959	—	967
Total Current Liabilities	183,835	29,008	177,818	(100,434)	290,227
Long-Term Debt	15,351	6	4,020	—	19,377
Other Long-Term Obligations	28,551	—	60,254	—	88,805
Intercompany Advances, net	1,813,994	1,051,170	54,088	(2,919,252)	—
Total Shareholders’ Equity	565,322	1,179,968	723,438	(1,903,406)	565,322
Total Liabilities and Shareholders’ Equity	$2,607,053	$2,260,152	$1,019,618	$(4,923,092)	$963,731

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$1,401	$313	$28,071	$—	$29,785
Trade receivables, net	72,272	28,317	88,033	—	188,622
Installment receivables, net	—	452	1,110	—	1,562
Inventories, net	30,806	27,472	100,444	(3,085)	155,637
Deferred income taxes	—	—	2,761	—	2,761
Intercompany advances, net	4,179	380	44,292	(48,851)	—
Other current assets	9,970	568	35,461	(4,827)	41,172
Total Current Assets	118,628	57,502	300,172	(56,763)	419,539
Investment in Subsidiaries	1,475,156	450,021	—	(1,925,177)	—
Intercompany Advances, net	959,071	1,620,683	179,451	(2,759,205)	—
Other Assets	42,831	1,061	2,044	—	45,936
Intangibles	466	17,109	45,009	—	62,584
Property and Equipment, net	35,169	17,774	53,206	—	106,149
Goodwill	—	16,660	445,566	—	462,226
Total Assets	$2,631,321	$2,180,810	$1,025,448	$(4,741,145)	$1,096,434
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$42,521	$7,237	$66,946	$—	$116,704
Accrued expenses	30,314	17,228	90,385	(4,827)	133,100
Current taxes, payable and deferred	5,375	—	6,884	—	12,259
Intercompany advances, net	42,314	2,124	4,413	(48,851)	—
Short-term debt and current maturities of long-term obligations	13,118	8	976	—	14,102
Total Current Liabilities	133,642	26,597	169,604	(53,678)	276,165
Long-Term Debt	25,642	61	5,481	—	31,184
Other Long-Term Obligations	53,470	—	64,806	—	118,276
Intercompany Advances, net	1,747,758	959,172	52,275	(2,759,205)	—
Total Shareholders’ Equity	670,809	1,194,980	733,282	(1,928,262)	670,809
Total Liabilities and Shareholders’ Equity	$2,631,321	$2,180,810	$1,025,448	$(4,741,145)	$1,096,434

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2014
Net Cash Provided (Used) by Operating Activities	$(34,135)	$(511)	$14,105	$29,433	$8,892
Investing Activities
Purchases of property and equipment	(2,256)	(1,811)	(8,260)	—	(12,327)
Proceeds from sale of property and equipment	—	—	2,521	—	2,521
Proceeds from sale of businesses	—	21,870	—	—	21,870
Decrease in other long-term assets	20,926	—	23	—	20,949
Other	44,420	(14,393)	(25)	(29,433)	569
Net Cash Provided (Used) for Investing Activities	63,090	5,666	(5,741)	(29,433)	33,582
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	255,658	—	—	—	255,658
Payments on revolving lines of credit and long-term borrowings	(277,570)	(5,113)	(4,029)	—	(286,712)
Proceeds from exercise of equity awards	480	—	—	—	480
Payment of dividends	(1,584)	—	—	—	(1,584)
Net Cash Used by Financing Activities	(23,016)	(5,113)	(4,029)	—	(32,158)
Effect of exchange rate changes on cash	—	—	(1,170)	—	(1,170)
Increase in cash and cash equivalents	5,939	42	3,165	—	9,146
Cash and cash equivalents at beginning of year	1,401	313	28,071	—	29,785
Cash and cash equivalents at end of year	$7,340	$355	$31,236	$—	$38,931

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2013
Net Cash Provided (Used) by Operating Activities	$11,566	$(68,792)	$1,891	$65,389	$10,054
Investing Activities
Purchases of property and equipment	(3,601)	(4,020)	(6,537)	—	(14,158)
Proceeds from sale of property and equipment	4	13	868	—	885
Proceeds from sale of businesses	—	187,552	—	—	187,552
Decrease in other long-term assets	833	—	168	—	1,001
Other	181,195	(113,067)	20	(68,083)	65
Net Cash Provided (Used) for Investing Activities	178,431	70,478	(5,481)	(68,083)	175,345
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	323,187	—	29,268	—	352,455
Payments on revolving lines of credit and long-term borrowings	(516,488)	(2,391)	(26,995)	—	(545,874)
Proceeds from exercise of equity awards	512	—	—	—	512
Payment of dividends	(1,581)	—	(2,694)	2,694	(1,581)
Net Cash Provided (Used) by Financing Activities	(194,370)	(2,391)	(421)	2,694	(194,488)
Effect of exchange rate changes on cash	—	—	83	—	83
Decrease in cash and cash equivalents	(4,373)	(705)	(3,928)	—	(9,006)
Cash and cash equivalents at beginning of year	5,774	1,018	31,999	—	38,791
Cash and cash equivalents at end of year	$1,401	$313	$28,071	$—	$29,785

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in thousands)
Year ended December 31, 2012
Net Cash Provided (Used) by Operating Activities	$(46,194)	$26,243	$14,326	$67,916	$62,291
Investing Activities
Purchases of property and equipment	(2,266)	(9,643)	(8,182)	—	(20,091)
Proceeds from sale of property and equipment	12	23	124	—	159
Business acquisitions, net of cash acquired	—	(9,000)	—	—	(9,000)
(Increase) decrease in other long-term assets	(381)	—	116	—	(265)
Other	82,999	(10,849)	46	(72,441)	(245)
Net Cash Provided (Used) for Investing Activities	80,364	(29,469)	(7,896)	(72,441)	(29,442)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	337,044	2,140	130	—	339,314
Payments on revolving lines of credit and long-term borrowings	(367,500)	—	—	—	(367,500)
Payment of financing costs	(1)	—	—	—	(1)
Payment of dividends	(1,581)	—	(4,525)	4,525	(1,581)
Net Cash Provided (Used) by Financing Activities	(32,038)	2,140	(4,395)	4,525	(29,768)
Effect of exchange rate changes on cash	—	—	786	—	786
Increase (Decrease) in cash and cash equivalents	2,132	(1,086)	2,821	—	3,867
Cash and cash equivalents at beginning of year	3,642	2,104	29,178	—	34,924
Cash and cash equivalents at end of year	$5,774	$1,018	$31,999	$—	$38,791

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Interim Financial Information (unaudited)

	QUARTER ENDED (In thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
2014
Net sales	$304,501	$326,943	$320,520	$318,199
Gross profit	82,793	91,578	84,647	88,370
Loss before income taxes	(16,870)	(11,580)	(26,375)	(8,385)
Net loss from continuing operations	(18,895)	(14,455)	(28,725)	(6,685)
Net earnings from discontinued operations	919	842	13,629	(2,700)
Net earnings (loss)	(17,976)	(13,613)	(15,096)	(9,385)
Net loss per share from continuing operations—basic	(0.59)	(0.45)	(0.90)	(0.21)
Net earnings (loss) per share from discontinued operations—basic	0.03	0.03	0.43	(0.08)
Net earnings loss per share—basic	(0.56)	(0.43)	(0.47)	(0.29)
Loss per share from continuing operations—assuming dilution *	(0.59)	(0.45)	(0.90)	(0.21)
Net earnings (loss) per share from discontinued operations—assuming dilution	0.03	0.03	0.42	(0.08)
Net loss per share—assuming dilution *	(0.56)	(0.43)	(0.47)	(0.29)

	March 31,	June 30,	September 30,	December 31,
2013
Net sales	$326,985	$340,096	$336,578	$330,846
Gross profit	91,025	90,911	94,207	91,283
Loss before income taxes	(14,560)	(15,331)	(6,004)	(7,564)
Net loss from continuing operations	(6,605)	(25,446)	(6,274)	(16,009)
Net earnings from discontinued operations	41,785	12,985	22,376	10,239
Net earnings (loss)	35,180	(12,461)	16,102	(5,770)
Net loss per share from continuing operations—basic	(0.21)	(0.80)	(0.20)	(0.50)
Net earnings per share from discontinued operations—basic	1.31	0.41	0.70	0.32
Net earnings (loss) per share—basic	1.10	(0.39)	0.50	(0.18)
Net loss per share from continuing operations—assuming dilution *	(0.21)	(0.80)	(0.20)	(0.50)
Net earnings per share from discontinued operations—assuming dilution	1.31	0.41	0.70	0.32
Net earnings (loss) per share—assuming dilution *	1.10	(0.39)	0.50	(0.18)

* Net earnings (loss) per share assuming dilution calculated utilizing weighted average shares outstanding - basic in periods in which there is a net loss.

The description of significant items affecting continuing operations for each quarter presented are detailed below. The Company has classified ISG, Champion and Altimate as a discontinued operations for all periods presented.

Loss and loss per share for the quarter ended March 31, 2014 reflects restructuring charges of $2,240,000 ($1,811,000 after tax or $0.06 per share assuming dilution), incremental recall warranty expense of $2,237,000 ($2,100,000 after tax or $0.07 per

INVACARE CORPORATION AND SUBSIDIAIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

share assuming dilution) and increased amortization expense related to the write-off of debt fees related to a debt amendment of $1,070,000 ($1,070,000 after tax or $0.03 per share assuming dilution).

Loss and loss per share for the quarter ended June 30, 2014 reflects restructuring charges of $2,090,000 ($1,711,000 after tax or $0.05 per share assuming dilution).

Loss and loss per share for the quarter ended September 30, 2014 reflects restructuring charges of $4,077,000($3,842,000 after tax or $0.12 per share assuming dilution), incremental recall warranty expense of $9,256,000 (8,701,000 after tax or $0.27 per share assuming dilution), intangible asset write-downs of $8,253,000 ($8,253,000 after tax or $0.26 per share assuming dilution) and a positive impact of an intraperiod tax allocation associated with discontinued operations of 1,550,000 ($0.05 per share assuming dilution).

Loss and loss per share for the quarter ended December 31, 2014 reflects restructuring charges of $2,705,000 pre-tax ($2,732,000 after tax or $0.09 per share assuming dilution), asset write-downs for intangibles of $4,788,000 ($4,788,000 after tax or $0.15 per share assuming dilution) and the positive impact of an intraperiod tax allocation associated with discontinued operations $2,700,000 ($0.08 per share assuming dilution).

Loss and loss per share for the quarter ended March 31, 2013 reflects restructuring charges of $2,522,000 ($1,838,000 after tax or $0.06 per share assuming dilution) and included a positive impact of an intraperiod tax allocation associated with discontinued operations of $15,500,000 ($0.49 per share assuming dilution).

Loss and loss per share for the quarter ended June 30, 2013 reflects restructuring charges of $2,592,000 ($1,899,000 after tax or $0.06 per share assuming dilution), a one-time discrete tax expense related to prior years of $9,700,000 ($0.30 per share assuming dilution) resulting from dividends received in the United States, which as a result of the intraperiod tax allocation between continuing and discontinued operations resulted in a recognized expense for continuing operations, despite the Company being in a domestic tax valuation allowance, the negative impact to warranty expense of $3,862,000 ($3,862,000 after tax or $0.12 per share assuming dilution) related to the Company's power wheelchair joystick recall and increased amortization expense related to the write-off of debt fees related to a debt amendment of $1,216,000 ($1,216,000 after tax or $0.04 per share assuming dilution).

Loss and loss per share for the quarter ended September 30, 2013 reflects restructuring charge of $1,884,000 ($1,765,000 after tax or $0.06 per share assuming dilution), a tax benefit of $3,800,000 ($0.12 per share assuming dilution) as a result of an intraperiod tax allocation expense to discontinued operations, a valuation tax expense of $3,100,000 ($0.10 per share assuming dilution) related to continuing domestic operations and asset write-downs for intangibles of $167,000 ($167,000 after tax or $0.01 per share assuming dilution).

Loss and loss per share for the quarter ended December 31, 2013 reflects restructuring charges of $2,338,000 ($1,991,000 after tax or $0.06 per share assuming dilution), negative impact to warranty expense of $3,402,000 ($3,308,000 after tax or $0.10 per share assuming dilution) related to the Company's power wheelchair joystick recall, the negative impact of an intraperiod tax allocation associated with discontinued operations $10,000,000 ($0.32 per share assuming dilution), asset write-downs for intangibles of $1,356,000 ($1,155,000 after tax or $0.04 per share assuming dilution) and $1,389,000 of income ($0.04 per share) related to an amended value-added tax filing.

INVACARE CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	COL A.	COL B.	COL C.		COL D.
	Balance At Beginning of Period	Charged To Cost And Expenses	Additions (Deductions) Describe		Balance At End of Period
		(In thousands)
Year Ended December 31, 2014
Deducted from asset accounts—
Allowance for doubtful accounts	$23,754	$1,765	$(6,679)	(A)	$18,840
Inventory obsolescence reserve	15,135	5,993	(3,511)	(B)	17,617
Tax valuation allowances	117,790	33,195	(17,073)	(D)	133,912
Accrued warranty cost	27,393	26,097	(22,752)	(B)	30,738
Accrued product liability	20,368	5,910	(3,084)	(C)	23,194
Year Ended December 31, 2013
Deducted from asset accounts—
Allowance for doubtful accounts	$26,036	$3,684	$(5,966)	(A)	$23,754
Inventory obsolescence reserve	13,085	5,310	(3,260)	(B)	15,135
Tax valuation allowances	97,406	1,078	19,306	(D)	117,790
Accrued warranty cost	21,451	19,394	(13,452)	(B)	27,393
Accrued product liability	20,334	7,039	(7,005)	(C)	20,368
Year Ended December 31, 2012
Deducted from asset accounts—
Allowance for doubtful accounts	$29,040	$2,934	$(5,938)	(A)	$26,036
Inventory obsolescence reserve	13,642	3,708	(4,265)	(B)	13,085
Tax valuation allowances	85,122	27,362	(15,078)	(D)	97,406
Accrued warranty cost	19,842	14,611	(13,002)	(B)	21,451
Accrued product liability	21,748	7,382	(8,796)	(C)	20,334
  ________________________
Note (A)—Uncollectible accounts written off, net of recoveries.
Note (B)—Amounts written off or payments incurred.
Note (C)—Loss and loss adjustment.
Note (D)—Other activity not affecting federal or foreign tax expense.