Form 10-Q
period 2015-03-31
INVACARE CORP
filed 2015-05-06
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of May 4, 2015, the registrant had 31,281,835 Common Shares and 1,084,747 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.
INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2015	2014
Net sales	$289,024	$304,501
Cost of products sold	211,929	221,708
Gross Profit	77,095	82,793
Selling, general and administrative expenses	81,240	96,802
Charges related to restructuring activities	240	2,240
Interest expense	692	689
Interest income	(38)	(68)
Loss from Continuing Operations Before Income Taxes	(5,039)	(16,870)
Income tax provision	2,475	2,025
Net loss from Continuing Operations	(7,514)	(18,895)
Net Earnings from Discontinued Operations (net of tax of $0 and $200)	—	919
Gain on Sale of Discontinued Operations (net of tax of $140 and $0)	260	—
Total Net Earnings from Discontinued Operations	260	919
Net Loss	$(7,254)	$(17,976)
Dividends Declared per Common Share	$0.0125	$0.0125
Net Earnings (Loss) per Share—Basic
Net Loss from Continuing Operations	$(0.23)	$(0.59)
Net Earnings from Discontinued Operations	$0.01	$0.03
Net Loss per Share—Basic	$(0.23)	$(0.56)
Weighted Average Shares Outstanding—Basic	32,125	32,013
Net Earnings (Loss) per Share—Assuming Dilution
Net Loss from Continuing Operations	$(0.23)	$(0.59)
Net Earnings from Discontinued Operations	$0.01	$0.03
Net Loss per Share—Assuming Dilution	$(0.23)	$(0.56)
Weighted Average Shares Outstanding—Assuming Dilution	32,389	32,301

Net Loss	$(7,254)	$(17,976)
Other comprehensive income (loss):
Foreign currency translation adjustments	(53,378)	6,648
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains	94	708
Deferred tax adjustment resulting from defined benefit plan activity	(33)	(180)
Valuation reserve associated with defined benefit plan activity	33	14
Current period unrealized gain (loss) on cash flow hedges	2,020	(584)
Deferred tax loss related to unrealized gain (loss) on cash flow hedges	(96)	84
Other Comprehensive Income (Loss)	(51,360)	6,690

Comprehensive Loss	$(58,614)	$(11,286)

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2015	December 31, 2014
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$20,618	$38,931
Trade receivables, net	163,664	160,414
Installment receivables, net	1,088	1,054
Inventories, net	150,975	155,876
Deferred income taxes	1,982	2,048
Other current assets	39,567	37,019
Total Current Assets	377,894	395,342
Other Assets	6,435	19,053
Other Intangibles	34,119	38,070
Property and Equipment, net	80,427	85,555
Goodwill	386,627	425,711
Total Assets	$885,502	$963,731
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$119,408	$120,151
Accrued expenses	140,656	156,475
Current taxes, payable and deferred	12,410	12,634
Short-term debt and current maturities of long-term obligations	843	967
Total Current Liabilities	273,317	290,227
Long-Term Debt	22,066	19,377
Other Long-Term Obligations	83,196	88,805
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 34,457 and 34,219 issued in 2015 and 2014, respectively)—no par	8,652	8,591
Class B Common Shares (Authorized 12,000 shares; 1,085 issued and outstanding in 2015 and 2014, respectively)—no par	272	272
Additional paid-in-capital	241,293	240,743
Retained earnings	330,712	338,362
Accumulated other comprehensive earnings	20,259	71,619
Treasury shares (3,187 shares in 2015 and 2014, respectively)	(94,265)	(94,265)
Total Shareholders’ Equity	506,923	565,322
Total Liabilities and Shareholders’ Equity	$885,502	$963,731

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities	(In thousands)
Net loss	$(7,254)	$(17,976)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of businesses	(260)	—
Depreciation and amortization	5,353	9,507
Provision for losses on trade and installment receivables	272	663
Provision for deferred income taxes	110	286
Provision for other deferred liabilities	82	141
Provision for stock-based compensation	411	699
Loss on disposals of property and equipment	(11)	83
Loss on debt extinguishment including debt finance charges and associated fees	668	—
Asset write-downs related to intangible assets	—	638
Amortization of convertible debt discount	191	170
Changes in operating assets and liabilities:
Trade receivables	(9,756)	2,811
Installment sales contracts, net	(402)	(652)
Inventories	(2,066)	(8,493)
Other current assets	293	2,251
Accounts payable	3,408	6,745
Accrued expenses	(14,179)	(3,148)
Other long-term liabilities	349	(745)
Net Cash Used by Operating Activities	(22,791)	(7,020)
Investing Activities
Purchases of property and equipment	(2,818)	(3,626)
Proceeds from sale of property and equipment	78	1
Change in other long-term assets	13,392	(197)
Other	(3)	(144)
Net Cash Provided (Used) by Investing Activities	10,649	(3,966)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	71,064	62,525
Payments on revolving lines of credit and long-term borrowings	(73,633)	(60,195)
Proceeds from exercise of stock options	200	85
Payment of financing costs	(1,391)	—
Payment of dividends	(397)	(396)
Net Cash Provided (Used) by Financing Activities	(4,157)	2,019
Effect of exchange rate changes on cash	(2,014)	442
Decrease in cash and cash equivalents	(18,313)	(8,525)
Cash and cash equivalents at beginning of year	38,931	29,785
Cash and cash equivalents at end of period	$20,618	$21,260

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2015, the results of its operations for the three months ended March 31, 2015 and changes in its cash flow for the three months ended March 31, 2015 and 2014, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a February 28 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the Company's financial statements. All significant intercompany transactions are eliminated.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Recent Accounting Pronouncements: In April 2014, the FASB issued ASU 2014-08 changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held for sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. This standard must be prospectively applied to all reporting periods presented in financial reports issued after the effective date. Early adoption was permitted for disposals that were not been reported in financial statements previously issued or available for issuance. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2014. If applicable, this standard will change the presentation of the Company's financial statements but will not affect the calculation of net income, comprehensive income or earnings per share. The Company adopted ASU 2014-08 effective January 1, 2015 with no impact on the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss), Balance Sheets or Statement of Cash Flows.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires a company to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance requires five steps to be applied: 1) identify the contract(s) with customers, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocated the transaction price to the performance obligation in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The new accounting guidance is effective for annual periods beginning after December 15, 2016 and early adoption is not permitted. In April, the FASB proposed a one-year deferral of the effective date, which would change the effective date to December 15, 2017, if approved. The Company is currently reviewing the impact of the adoption of ASU 2014-09 on the Company's financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar presentation of debt discounts or premiums. Debt issuance costs are currently reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 does not change the recognition and measurement guidance for debt issuance costs and requires retrospective application to all periods presented upon adoption. The new accounting guidance is

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015 effective for fiscal periods beginning after December 15, 2015 and early adoption is permitted. The Company is currently reviewing the impact of the adoption of ASU 2015-03 on the Company's financial statements.

Discontinued Operations

On August 29, 2014, the Company sold Altimate Medical, Inc. (Altimate), its manufacturer of stationary standing assistive devices for use in patient rehabilitation, to REP Acquisition Corporation for $23,000,000 in cash, which was subject to final post-closing adjustments. Altimate had been operated on a stand-alone basis and reported as part of the North America/HME segment of the Company. The Company recorded a gain of $17,069,000 pre-tax in the third quarter of 2014, which represented the excess of the net sales price over the book value of the assets and liabilities of Altimate. The sale of this business was dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its revolving credit facility in the third quarter of 2014. The gain recorded by the Company reflects the Company's estimated final purchase adjustments.

The assets and liabilities of Altimate were the following as of the date of the sale, August 29, 2014, (in thousands):

August 29, 2014
Trade receivables, net	$2,019
Inventories, net	1,954
Other current assets	246
Property and Equipment, net	176
Other Intangibles	1,047
Assets sold	$5,442

Accounts payable	$425
Accrued expenses	316
Liabilities sold	$741

The net sales and earnings before income taxes of the Altimate discontinued operations were $4,567,000 and $1,119,000 for the three months ended March 31, 2014, respectively. Results for Altimate include an interest expense allocation from continuing operations to discontinued operations of $79,000 for the three months ended March 31, 2014 as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the Company's average interest rates for the periods presented. The Company recorded an incremental intra-period tax allocation expense to discontinued operations for the three months ended March 31, 2014 representing the cumulative intra-period allocation expense to discontinued operations based on the Company's March 31, 2014 estimates of the projected domestic taxable loss related to continuing operations for 2014.

The Company recorded cumulative expenses related to the sale of discontinued operations, including Altimate, totaling $8,401,000, of which $7,730,000 have been paid as of March 31, 2015. The gain shown on the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 was the result of an adjustment to the originally recorded estimated expenses related to discontinued operations.

The Company has classified Altimate as a discontinued operation for all periods presented.

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand, China and Europe. A significant portion of products sold to providers, both foreign and domestic, is ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($12,301,000 at March 31, 2015 and $12,988,000 at December 31, 2014) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the financing arrangement

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015 with De Lage Landen, Inc. ("DLL"), a third party financing company which the Company has worked with since 2000, management monitors the collection status of these contracts in accordance with the Company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The Company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

Installment receivables consist of the following (in thousands):

	March 31, 2015			December 31, 2014
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$2,504	$5,231	$7,735	$2,692	$5,117	$7,809
Less: Unearned interest	(47)	—	(47)	(46)	—	(46)
	2,457	5,231	7,688	2,646	5,117	7,763
Allowance for doubtful accounts	(1,369)	(4,202)	(5,571)	(1,592)	(4,260)	(5,852)
	$1,088	$1,029	$2,117	$1,054	$857	$1,911

Installment receivables purchased from DLL during the three months ended March 31, 2015 increased the gross installment receivables balance by $647,000. No sales of installment receivables were made by the Company during the quarter.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Balance as of beginning of period	$5,852	$6,039
Current period provision	113	796
Direct write-offs charged against the allowance	(394)	(983)
Balance as of end of period	$5,571	$5,852

Installment receivables by class as of March 31, 2015 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$6,668	$6,668	$5,492	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	988	941	—	10
Impaired installment receivables with a related allowance recorded	79	79	79	—
Total Canadian installment receivables	1,067	1,020	79	10
Total
Non-Impaired installment receivables with no related allowance recorded	988	941	—	10
Impaired installment receivables with a related allowance recorded	6,747	6,747	5,571	—
Total installment receivables	$7,735	$7,688	$5,571	$10

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

Installment receivables by class as of December 31, 2014 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$6,735	$6,735	$5,786	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	1,008	962	—	82
Impaired installment receivables with a related allowance recorded	66	66	66	—
Total Canadian installment receivables	1,074	1,028	66	82
Total
Non-Impaired installment receivables with no related allowance recorded	1,008	962	—	82
Impaired installment receivables with a related allowance recorded	6,801	6,801	5,852	—
Total installment receivables	$7,809	$7,763	$5,852	$82

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of March 31, 2015, the Company had no U.S. installment receivables past due of 90 days or more for which the Company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the Company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the Company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of March 31, 2015 and December 31, 2014 for which the Company is still accruing interest.

The aging of the Company’s installment receivables was as follows (in thousands):

	March 31, 2015			December 31, 2014
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$995	$—	$995	$976	$—	$976
1-29 Days Past Due	2	—	2	15	—	15
30-59 Days Past Due	1	—	1	2	—	2
60-89 Days Past Due	2	—	2	—	—	—
90+ Days Past Due	6,735	6,668	67	6,816	6,735	81
	$7,735	$6,668	$1,067	$7,809	$6,735	$1,074

Inventories

Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Finished goods	$77,922	$86,143
Raw materials	60,472	57,509
Work in process	12,581	12,224
	$150,975	$155,876

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Value added tax receivables	$18,175	$21,273
Recoverable income taxes	85	261
Derivatives (foreign currency forward contracts)	4,744	520
Prepaid insurance	2,101	2,713
Prepaid and other current assets	14,462	12,252
	$39,567	$37,019

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Cash surrender value of life insurance policies	$3,054	$15,765
Deferred financing fees	1,052	408
Investments	196	249
Installment receivables	1,029	857
Deferred taxes	601	613
Other	503	1,161
	$6,435	$19,053

The change in cash surrender value of life insurance policies during the first quarter of 2015 was principally the result of the Company selling life insurance policies to fund retirement payments to certain executive officers of the Company.

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Machinery and equipment	$332,838	$338,857
Land, buildings and improvements	76,772	81,219
Furniture and fixtures	11,217	11,831
Leasehold improvements	14,204	14,671
	435,031	446,578
Less allowance for depreciation	(354,604)	(361,023)
	$80,427	$85,555

Goodwill
The goodwill change reflected on the balance sheet from December 31, 2014 to March 31, 2015 was due to foreign currency translation.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

Other Intangibles

All of the Company’s other intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $25,934,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2014 to March 31, 2015 were the result of foreign currency translation and amortization.

The Company evaluates the carrying value of definite-lived assets whenever events or circumstances indicate possible impairment. Definite-lived assets are determined to be impaired if the future un-discounted cash flows expected to be generated by the asset are less than the carrying value. Actual impairment amounts for definite-lived assets are then calculated using a discounted cash flow calculation. The Company reviews indefinite-lived assets for impairment annually in the fourth quarter of each year and whenever events or circumstances indicate possible impairment. Any impairment amounts for indefinite-lived assets are calculated as the difference between the future discounted cash flows expected to be generated by the asset less than the carrying value for the asset. The Company's intangibles consist of the following (in thousands):

	March 31, 2015		December 31, 2014
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$73,802	$67,631	$78,693	$71,343
Trademarks	25,934	—	28,371	—
License agreements	1,201	1,201	1,290	1,290
Developed technology	7,707	6,010	8,297	6,340
Patents	6,025	5,791	6,102	5,804
Other	2,548	2,465	2,548	2,454
	$117,217	$83,098	$125,301	$87,231

Amortization expense related to other intangibles was $608,000 in the first three months of 2015 and is estimated to be $1,995,000 in 2015, $1,736,000 in 2016, $1,635,000 in 2017, $1,622,000 in 2018, $977,000 in 2019 and $194,000 in 2020. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 10 years with the majority of the intangibles being amortized over an average remaining life of approximately 6 years.

Current Liabilities

Accrued expenses consist of accruals for the following (in thousands):

	March 31, 2015	December 31, 2014
Salaries and wages	$37,219	$41,193
Taxes other than income taxes, primarily Value Added Taxes	19,241	24,812
Warranty cost	29,661	30,738
Supplemental Executive Retirement Program	13,237	21,517
Freight	6,851	6,202
Professional	6,196	6,723
Product liability, current portion	3,695	4,334
Rebates	1,777	1,722
Insurance	1,252	1,266
Interest	970	1,068
Derivative liabilities	4,808	2,526
Severance	2,824	4,209
Other items, principally trade accruals	12,925	10,165
	$140,656	$156,475

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

Accrued rebates relate to several volume incentive programs the Company offers its customers. The Company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives.

As a result of the retirement of certain executives of the Company during 2015, SERP and deferred compensation payments of $8,280,000 and $805,000, respectively, were made during the three months ended March 31, 2015. Furthermore, based on the retirement agreements for the same executives, the Company estimates SERP and deferred compensation payments of $12,846,000 and $2,720,000, respectively, will be made by the end of the third quarter of 2015.

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

In 2014, the Company recorded additional warranty expense for product recalls which related to a stationary oxygen concentrator, a sieve bed component used within stationary oxygen concentrators and power wheelchair joysticks. These warranty reserves are subject to adjustment in future periods as new developments change the Company's estimate of the total cost of these matters. However, no additional warranty expense was recorded related to these three recalls for the three months ended March 2015.
The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2015	$30,738
Warranties provided during the period	3,710
Settlements made during the period	(5,053)
Changes in liability for pre-existing warranties during the period, including expirations	266
Balance as of March 31, 2015	$29,661

Long-Term Debt

Debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Senior secured revolving credit facility, due in January 2018	$7,100	$—
Senior secured revolving credit facility, due in October 2015	—	4,000
Convertible senior subordinated debentures at 4.125%, due in February 2027	11,542	11,351
Other notes and lease obligations	4,267	4,993
	22,909	20,344
Less current maturities of long-term debt	(843)	(967)
	$22,066	$19,377

On January 16, 2015, the Company entered into a Revolving Credit and Security Agreement (the “New Credit Agreement”), which provides for an asset-based lending senior secured revolving credit facility that matures in January 2018. The New Credit Agreement was entered into by and among the Company, certain of the Company’s direct and indirect domestic and Canadian subsidiaries (together with the Company, the “Borrowers”), certain other of the Company’s direct and indirect domestic and Canadian subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent under the New Credit Agreement (the “Administrative Agent”). The Credit Facility is secured by substantially all of the Company’s domestic and Canadian assets, other than real estate.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

The New Credit Agreement contains customary representations, warranties and covenants; however it does not contain financial covenants that would require the Company to not exceed a maximum leverage ratio or to maintain a minimum interest coverage ratio similar to those under the Company’s Prior Credit Agreement.
The New Credit Agreement provides the Company and the other Borrowers with the ability to borrow up to an aggregate principal amount of $100,000,000, subject to availability based on a borrowing base formula, under a senior secured revolving credit, letter of credit and swing line loan facility (the “Credit Facility”). Up to $25,000,000 of the Credit Facility will be available for issuance of letters of credit, which amount is subject to an initial $10,000,000 sublimit under the terms of the New Credit Agreement. The aggregate principal amount of the Credit Facility may be increased by up to $25,000,000 to the extent requested by the Company and agreed to by any Lender or new financial institution approved by the Administrative Agent. The aggregate borrowing availability under the Credit Facility is determined based on a borrowing base formula set forth in the New Credit Agreement and summarized below.
Under the New Credit Agreement, the aggregate usage under the Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible domestic inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of domestic eligible machinery and equipment and (ii) $2,924,000 (subject to reduction as provided in the New Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the Credit Facility, less (g) letters of credit issued and undrawn under the Credit Facility, less (h) a $10,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the New Credit Agreement. As of March 31, 2015, the Company was in compliance with all covenant requirements. The Company had borrowing capacity of $38,500,000 as of March 31, 2015.
Interest will accrue on outstanding indebtedness under the New Credit Agreement at the LIBOR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate, plus a margin ranging from 1.25% to 1.75%, as selected by the Company. The margin that will apply for the first six months of the Credit Facility is 2.75% for LIBOR rate loans and 1.75% for alternate base rate (Prime) loans, and after the first six months will be adjusted quarterly based on utilization. Borrowings under the Credit Facility are subject to commitment fees of 0.25% or 0.375% per year, depending on utilization. As of March 31, 2015, the weighted average floating interest rate on revolving credit borrowings was 3.16% compared to 2.25% as of December 31, 2014.
Exceptions to the operating covenants in the New Credit Agreement provide the Company with flexibility to, among other things, enter into or undertake certain sale/leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the New Credit Agreement. The New Credit Agreement also contains a covenant requiring the Company to maintain minimum availability under the Credit Facility of not less than (i) 11.25% of the maximum amount that may be drawn under the Credit Facility for five (5) consecutive business days, or (ii) $10,000,000 on any business day.
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

As a result of the New Credit Agreement, the Company incurred $1,391,000 in fees which were capitalized and are being amortized through January 2018. In addition, as a result of terminating the prior credit agreement, which was scheduled to mature in October 2015, the Company wrote-off $668,000 in previously capitalized fees in the first quarter of 2015, which is reflected in the expense of the North America / HME segment. In comparison, the Company wrote-off $1,070,000 in fees previously capitalized in the first quarter of 2014 as a result of a reduction in the borrowing capacity under the Company's prior credit agreement.

In 2007, the Company issued $135,000,000 principal amount of Convertible Senior Subordinated Debentures due 2027. The debentures are unsecured senior subordinated obligations of the Company guaranteed by substantially all of the Company’s domestic

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

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

The liability components of the Company’s convertible debt consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Principal amount of liability component	$13,350	$13,350
Unamortized discount	(1,808)	(1,999)
Net carrying amount of liability component	$11,542	$11,351

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Supplemental Executive Retirement Plan (SERP) liability	$6,030	$6,067
Product liability	16,820	18,860
Deferred income taxes	27,960	30,423
Deferred compensation	5,590	5,667
Uncertain tax obligation including interest	14,234	15,160
Other	12,562	12,628
Total long-term obligations	$83,196	$88,805

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

The 2013 Plan provides that shares granted come from the Company's authorized but unissued common shares or treasury shares. In addition, the Company's stock-based compensation plans allow employee participants to exchange shares for minimum withholding taxes, which results in the Company acquiring treasury shares.

The amounts of equity-based compensation expense recognized as part of selling, general and administrative expenses were as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Non-Qualified stock options	$172	$530
Restricted stock and restricted stock units	213	115
Performance shares and performance share units	26	54
Total stock-based compensation expense	$411	$699

As of March 31, 2015, unrecognized compensation expense related to equity-based compensation arrangements granted under the Company's 2013 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

March 31, 2015
Non-Qualified stock options	$2,376
Restricted stock and restricted stock units	10,874
Performance shares and performance share units	1,161
Total stock-based compensation expense	$14,411

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized for the three months ended March 31, 2015 and 2014 as a result of a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.
Stock Options

Generally, non-qualified stock option awards typically have a term of ten years and are granted at the fair market value of the Company’s Common Shares on the date of grant. The Company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years. The following table summarizes information about stock option activity for the three months ended March 31, 2015:

	March 31, 2015	Weighted Average Exercise Price
Options outstanding at January 1, 2015	3,600,132	$22.74
Granted	—	—
Exercised	(14,450)	13.87
Canceled	(61,637)	28.58
Options outstanding at March 31, 2015	3,524,045	$22.65
Options exercise price range at March 31, 2015	$ 13.37 to
	$47.80
Options exercisable at March 31, 2015	2,896,375
Shares available for grant at March 31, 2015*	2,816,470
 ________________________

*
Shares available for grant as of March 31, 2015 reduced by net restricted stock and restricted stock unit award and performance share and performance share unit award activity of 1,024,246 shares and 610,644 shares, respectively during the quarter.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

The following table summarizes information about stock options outstanding at March 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 3/31/15	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 3/31/15	Weighted Average Exercise Price
$ 13.37 – $15.00	931,361	7.6	$13.91	400,719	$13.79
$ 15.01 – $25.00	1,449,663	4.1	22.42	1,353,947	22.33
$ 25.01 – $35.00	837,371	4.3	25.74	836,059	25.73
$ 35.01 – $47.80	305,650	0.4	41.89	305,650	41.89
Total	3,524,045	4.8	$22.65	2,896,375	$24.20

When stock options have been awarded, they generally have been exercisable over a four-year vesting period whereby options vest in equal installments each year. Options granted with graded vesting are accounted for as single options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate and expected life. The assumed expected life is based on the Company's historical analysis of option history. The expected stock price volatility is also based on actual historical volatility, and expected dividend yield is based on historical dividends as the Company has no current intention of changing its dividend policy.

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (for non-U.S. recipients):

	March 31, 2015	Weighted Average Fair Value
Stock / Units unvested at January 1, 2015	312,423	$17.91
Granted	334,528	18.95
Vested	—	—
Canceled	(2,250)	20.05
Stock / Units unvested at March 31, 2015	644,701	$18.44

The restricted stock awards generally vest ratably over the three years after the award date, except for those awards granted in 2014, which vest after a three-year period. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	March 31, 2015	Weighted Average Fair Value
Shares / Units unvested at January 1, 2015	121,644	$20.05
Granted	62,800	18.91
Vested	—	—
Canceled	(5,000)	20.05
Shares / Units unvested at March 31, 2015	179,444	$20.05

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

During the three months ended March 31, 2015, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a 3 year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for January 1, 2017 through December 31, 2017 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

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

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") for the three months ended March 31, 2015 and March 31, 2014, respectively, were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2014	$86,236	$(6,465)	$(7,601)	$(551)	$71,619
OCI before reclassifications	(68,154)	14,776	53	2,066	(51,259)
Amount reclassified from accumulated OCI	—	—	41	(142)	(101)
Net current-period OCI	(68,154)	14,776	94	1,924	(51,360)
March 31, 2015	$18,082	$8,311	$(7,507)	$1,373	$20,259

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
December 31, 2013	$143,845	$(12,566)	$(5,414)	$(709)	$125,156
OCI before reclassifications	6,103	545	484	(626)	6,506
Amount reclassified from accumulated OCI	—	—	58	126	184
Net current-period OCI	6,103	545	542	(500)	6,690
March 31, 2014	$149,948	$(12,021)	$(4,872)	$(1,209)	$131,846

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

Reclassifications out of accumulated OCI for the three months ended March 31, 2015 and March 31, 2014 were as follows (in thousands):

	Amount reclassified from OCI		Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended March 31,
	2015	2014
Defined Benefit Plans
Service and interest costs	$41	$58	Selling, General and Administrative
Tax	—	—	Income Taxes
Total after tax	$41	$58

Derivatives
Foreign currency forward contracts hedging sales	$192	$10	Net Sales
Foreign currency forward contracts hedging purchases	(462)	133	Cost of Products Sold
Total before tax	(270)	143
Tax	128	(17)	Income Taxes
Total after tax	$(142)	$126

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

The Company's restructuring commenced in the second quarter of 2011 with the Company's decision to close the Hong, Denmark assembly facility as part of the Company's ongoing globalization initiative to reduce complexity in the Company's supply chain, which is intended to reduce expenses to help offset pricing pressures. In the third quarter of 2011, the Company continued to execute on the closure of the Hong, Denmark assembly facility and initiated the closure of a smaller facility in the U.S. Charges for the quarter ended December 31, 2011 were primarily incurred at the Company's corporate headquarters for severance, with additional costs incurred as a result of the closure of the Hong, Denmark facility. The facility closures were completed in 2012 in addition to the elimination of various positions principally in the North America/HME and Asia/Pacific segments.

Charges for the year ended December 31, 2011 totaled $10,534,000 including charges for severance ($8,352,000), contract exit costs primarily related to the closure of the Hong, Denmark assembly facility ($1,788,000) and inventory write-offs ($277,000) recorded in cost of products sold and other miscellaneous costs ($117,000). The majority of the 2011 North America/HME charges were incurred for severance, primarily at the corporate headquarters as the result of the elimination of various positions principally in sales and administration in Elyria, Ohio. These eliminations were permanent reductions in workforce that primarily resulted in reduced selling, general and administrative expenses. In Europe, the charges were the result of the closure of the Company's Hong, Denmark facility. The assembly activities were transferred to other Company facilities or outsourced to third parties. This closure enabled the Company to reduce fixed operating costs related to the facility and reduce headcount with the transfer of a portion of the production to other Company facilities. The 2011 charges have been fully paid/utilized and were funded with operating cash flows.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

Charges for the year ended December 31, 2012 totaled $11,395,000 including charges for severance ($6,775,000), lease termination costs ($1,725,000), building and asset write-downs, primarily related to the closure of the Hong, Denmark assembly facility, and other miscellaneous charges in Europe and Asia/Pacific ($2,404,000) and inventory write-offs ($491,000) in Asia/Pacific recorded in cost of products sold. Severance charges were primarily incurred in the North America/HME segment ($4,242,000), Asia/Pacific segment ($1,681,000) and Europe segment ($817,000). In addition, a portion of the North America/HME segment severance was related to positions eliminated, principally in sales and marketing as well as manufacturing, at the Company's Taylor Street facility as a result of the FDA consent decree. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. In Europe, positions were eliminated as a result of finalizing the exit from the manufacturing facility in Denmark and an elimination of a senior management position in Switzerland. In Asia/Pacific, at the end of October 2012, the Company's management approved a plan to restructure the Company's operations in this segment. In Australia, the Company consolidated offices / warehouses, decreased staffing and exited various activities while returning to a focus on distribution. At the Company's subsidiary, which produces microprocessor controllers, the Company decided to cease the contract manufacturing business for companies outside of the healthcare industry. Payments for the year ended December 31, 2012 were $9,381,000 and were funded with operating cash flows. The 2012 charges have been fully paid.

Charges for the year ended December 31, 2013 totaled $9,336,000 including charges for severance ($8,282,000), lease termination costs ($698,000) and other miscellaneous charges principally in North America/HME ($356,000). Severance charges were primarily incurred in the North America/HME segment ($5,405,000), Europe segment ($1,640,000) and Asia/Pacific segment ($970,000). The charges were incurred as a result of the elimination of various positions as part of the Company's globalization initiatives. North America/HME segment severance was principally related to positions eliminated due to lost sales volumes resulting from the impact of the FDA consent decree. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. In Europe, severance was incurred for the elimination of certain sales and supply chain positions. In Asia/Pacific, severance was principally incurred at the Company's subsidiary, which produces microprocessor controllers, as a result of the Company's decision in 2012 to cease the contract manufacturing business for companies outside of the healthcare industry. The lease termination costs were principally related to Australia as a result of the restructuring announced in 2012. Payments for the year ended December 31, 2013 were $11,844,000 and were funded with operating cash flows and cash on hand. The 2013 charges have been fully paid.

Charges for the year ended December 31, 2014 totaled $11,112,000 including charges for severance ($9,841,000), other charges in IPG and Europe ($1,286,000) principally related to building write-downs and lease termination cost reversals ($15,000). Severance charges were incurred in the North America/HME segment ($4,404,000), Other ($2,978,000), IPG segment ($1,163,000), Asia/Pacific segment ($769,000) and Europe segment ($527,000). The North America/HME segment severance was principally related to additional positions eliminated due to lost sales volumes resulting from the continued impact of the FDA consent decree. The Other severance related to the elimination of two senior corporate executive positions. IPG segment severance related principally to the closure of the London, Canada facility. Europe and Asia/Pacific severance related to the elimination of certain positions as a result of general restructuring efforts. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. Payments for the year ended December 31, 2014 were $11,131,000 and were funded with operating cash flows and cash on hand. The majority of the 2014 charges are expected to be paid out within the next twelve months.

Restructuring charges continued in 2015 resulting in charges of $240,000 in the first three months of 2015 related principally to severance costs ($239,000) incurred primarily in the NA/HME segment ($199,000) and to a lesser extent the Europe segment ($40,000). Restructuring payments/utilization for the three months ended March 31, 2015 were $1,882,000 and the cash payments were funded with the Company's credit facility. The majority of the outstanding charge accruals at March 31, 2015 are expected to be paid during the next twelve months.

There have been no material changes in accrued balances related to the charges, either as a result of revisions in the plans or changes in estimates. In addition, the savings anticipated as a result of the Company's restructuring plans have been or are expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting Selling, General and Administrative expenses, and to a lesser extent, Costs of Products Sold. However, in general, these savings have been more than offset by continued margin decline, principally as a result of customer and product mix, and higher regulatory and compliance costs related to quality system improvements as well as reduced net sales volumes. To date, the Company's liquidity has not been materially impacted.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2010 Balance
Total	$—	$—	$—	$—	$—
Charges
NA/HME	4,755	—	—	4	4,759
IPG	123	—	—	—	123
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,352	277	1,788	117	10,534
Payments
NA/HME	(1,663)	—	—	(4)	(1,667)
IPG	(52)	—	—	—	(52)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,447)	(277)	(1,714)	(117)	(5,555)
December 31, 2011 Balance
NA/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	4,905	—	74	—	$4,979
Charges
NA/HME	4,242	—	5	—	4,247
IPG	35	—	—	—	35
Europe	817	—	53	1,223	2,093
Asia/Pacific	1,681	491	1,667	1,181	5,020
Total	6,775	491	1,725	2,404	11,395
Payments
NA/HME	(3,587)	—	(5)	—	(3,592)
IPG	(106)	—	—	—	(106)
Europe	(1,964)	—	(127)	(1,223)	(3,314)
Asia/Pacific	(812)	(340)	(42)	(1,175)	(2,369)
Total	(6,469)	(340)	(174)	(2,398)	(9,381)
December 31, 2012 Balance
NA/HME	3,747	—	—	—	3,747
IPG	—	—	—	—	—
Europe	595	—	—	—	595
Asia/Pacific	869	151	1,625	6	2,651
Total	$5,211	$151	$1,625	$6	$6,993

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Charges
NA/HME	$5,405	$—	$164	$353	$5,922
IPG	267	—	—	—	267
Europe	1,640	—	—	—	1,640
Asia/Pacific	970	—	534	3	1,507
Total	8,282	—	698	356	9,336
Payments
NA/HME	(6,347)	—	(164)	(353)	(6,864)
IPG	(175)	—	—	—	(175)
Europe	(1,146)	—	—	—	(1,146)
Asia/Pacific	(1,839)	(151)	(1,660)	(9)	(3,659)
Total	(9,507)	(151)	(1,824)	(362)	(11,844)
December 31, 2013 Balance
NA/HME	2,805	—	—	—	2,805
IPG	92	—	—	—	92
Europe	1,089	—	—	—	1,089
Asia/Pacific	—	—	499	—	499
Total	3,986	—	499	—	4,485
Charges
NA/HME	4,404	—	—	—	4,404
IPG	1,163	—	—	761	1,924
Europe	527	—	—	525	1,052
Asia/Pacific	769	—	(15)	—	754
Other	2,978	—	—	—	2,978
Total	9,841	—	(15)	1,286	11,112
Payments
NA/HME	(6,547)	—	—	—	(6,547)
IPG	(1,107)	—	—	(761)	(1,868)
Europe	(1,195)	—	—	(525)	(1,720)
Asia/Pacific	(769)	—	(227)	—	(996)
Total	(9,618)	—	(227)	(1,286)	(11,131)
December 31, 2014 Balance
NA/HME	662	—	—	—	662
IPG	148	—	—	—	148
Europe	421	—	—	—	421
Asia/Pacific	—	—	257	—	257
Other	2,978	—	—	—	2,978
Total	$4,209	$—	$257	$—	$4,466

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Charges
NA/HME	$199	$—	$—	$—	$199
Europe	40	—	—	—	40
Asia/Pacific	—	—	1	—	1
Total	239	—	1	—	240
Payments
NA/HME	(93)	—	—	—	(93)
IPG	(148)	—	—	—	(148)
Europe	(250)	—	—	—	(250)
Asia/Pacific	—	—	(258)	—	(258)
Other	(1,133)	—	—	—	(1,133)
Total	(1,624)	—	(258)	—	(1,882)
March 31, 2015 Balance
NA/HME	768	—	—	—	768
IPG	—	—	—	—	—
Europe	211	—	—	—	211
Asia/Pacific	—	—	—	—	—
Other	1,845	—	—	—	1,845
Total	$2,824	$—	$—	$—	$2,824

Income Taxes

The Company had an effective tax rate of 49.1% and 12.0% for the three months ended March 31, 2015 and March 31, 2014, respectively, compared to an expected benefit at the U.S. statutory rate of 35% on the continuing operations pre-tax losses for each period. The Company's effective tax rate for the three months ended March 31, 2015 and March 31, 2014 was unfavorable to the U.S. federal statutory rate benefit, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The rate benefited by taxes outside the United States, excluding countries with tax valuation allowances, at an effective rate lower than the U.S. statutory rate.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended March 31,
	2015	2014
Basic
Average common shares outstanding	32,125	32,013

Net loss from continuing operations	$(7,514)	$(18,895)
Net earnings from discontinued operations	$260	$919
Net loss	$(7,254)	$(17,976)

Net loss per common share from continuing operations	$(0.23)	$(0.59)
Net earnings per common share from discontinued operations	$0.01	$0.03
Net loss per common share	$(0.23)	$(0.56)

Diluted
Average common shares outstanding	32,125	32,013
Stock options and awards	264	288
Average common shares assuming dilution	32,389	32,301

Net loss from continuing operations	$(7,514)	$(18,895)
Net earnings from discontinued operations	$260	$919
Net loss	$(7,254)	$(17,976)

Net loss per common share from continuing operations *	$(0.23)	$(0.59)
Net earnings per common share from discontinued operations	$0.01	$0.03
Net loss per common share *	$(0.23)	$(0.56)

* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

At March 31, 2015, 2,771,375 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2015 as they were anti-dilutive. At March 31, 2015, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $17.32 for the three months ended March 31, 2015. At March 31, 2014, 2,525,703 shares associated with stock options were excluded from the average common shares assuming dilution for the three months ended March 31, 2014 as they were anti-dilutive. At March 31, 2014, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $20.57 for the three months ended March 31, 2014. For the three months ended March 31, 2015 and March 31, 2014, there were no shares necessary to settle a conversion spread on the convertible notes to be included in the common shares assuming dilution as the average market price of the Company stock for these periods did not exceed the conversion price.

Concentration of Credit Risk

The Company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers’ financial condition. The Company utilizes De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to the Company’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The Company retains a recourse obligation of $5,154,000 at March 31, 2015 to DLL for events of default under the contracts, which total $39,860,000 at March 31, 2015. Guarantees, ASC 460, requires the Company to record a guarantee liability as it relates to the limited recourse

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015 obligation. The Company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables repurchased by the Company from DLL. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

During a portion of 2014, the Company was a party to interest rate swap agreements that qualified as cash flow hedges and effectively converted floating-rate debt to fixed-rate debt, so the Company could avoid the risk of changes in market interest rates. The gains or losses on interest rate swaps are reflected in interest expense on the consolidated statement of comprehensive income (loss).

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

The Company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the Company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $31,233,000 and $33,623,000 matured for the three months ended March 31, 2015 and March 31, 2014, respectively.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	March 31, 2015		December 31, 2014
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$925	$92	$1,250	$65
USD / CAD	2,968	(282)	3,570	(63)
USD / CHF	72	—	111	—
USD / EUR	33,883	3,501	25,524	—
USD / GBP	929	23	1,199	3
USD / NZD	5,861	(58)	7,018	(55)
USD / SEK	359	38	594	1
USD / MXP	7,650	(696)	10,297	(657)
EUR / AUD	324	(15)	452	5
EUR / CAD	410	(16)	580	(1)
EUR / CHF	377	41	505	(2)
EUR / DKK	445	(3)	643	(3)
EUR / GBP	18,687	(1,466)	11,906	23
EUR / SEK	1,987	(21)	2,917	(9)
EUR / NOK	1,053	9	1,490	43
EUR / NZD	4,785	477	7,074	60
AUD / CAD	1,199	—	1,538	30
AUD / CHF	67	6	93	1
AUD / NZD	375	26	537	19
AUD / SEK	43	(2)	61	(1)
CAD / SEK	137	(5)	182	(1)
GBP / AUD	468	25	656	22
GBP / CHF	283	7	331	(1)
GBP / SEK	2,149	(164)	1,035	(2)
DKK / CHF	210	(25)	269	(2)
DKK / SEK	1,542	(24)	2,497	(44)
NOK / CHF	52	6	66	2
NOK / SEK	1,053	(3)	1,547	19
	$88,293	$1,471	$83,942	$(548)

Derivatives Not Qualifying or Designated for Hedge Accounting Treatment
The Company also utilizes foreign currency forward contracts that are not designated as hedges in accordance with ASC 815. These contracts are entered into to eliminate the risk associated with the settlement of short-term intercompany trading receivables and payables between Invacare Corporation and its foreign subsidiaries. The currency forward contracts are entered into at the same time as the intercompany receivables or payables are created so that upon settlement, the gain/loss on the settlement is offset by the gain/loss on the foreign currency forward contract. No material net gain or loss was realized by the Company in 2015 or 2014 related to these contracts and the associated short-term intercompany trading receivables and payables.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment entered into in 2015 and 2014, respectively, and outstanding were as follows (in thousands USD):

	March 31, 2015		December 31, 2014
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$6,700	$259	$7,300	$117
CAD / USD	7,738	(5)	6,016	$(6)
CNY / USD	3,205	9	3,200	(14)
EUR / USD	52,558	(1,851)	53,365	(1,585)
DKK / USD	1,419	19	—	—
GBP / USD	1,479	4	5,592	18
NOK / USD	1,343	22	—	—
NZD / USD	4,500	6	4,500	12
SEK / USD	580	2	—	—
	$79,522	$(1,535)	$79,973	$(1,458)

The fair values of the Company’s derivative instruments were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$4,354	$2,883	$373	$921
Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	390	1,925	147	1,605
Total derivatives	$4,744	$4,808	$520	$2,526

The fair values of the Company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2015
Foreign currency forward exchange contracts	$2,066	$142	$—
Three months ended March 31, 2014
Foreign currency forward exchange contracts	$(634)	$(126)	$—
Interest rate swap contracts	8	—	—
	$(626)	$(126)	$—

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended March 31, 2015
Foreign currency forward exchange contracts			$(1,535)
Three months ended March 31, 2014
Foreign currency forward exchange contracts			$(345)

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and three months ended March 31, 2015, net sales were decreased by $192,000 while cost of product sold was decreased by $462,000 for net pre-tax realized gain of $270,000. For the three and three months ended March 31, 2014, net sales were decreased by $10,000 while cost of product sold was increased by $133,000 for a net realized pre-tax loss of $143,000.

A loss of $1,535,000 was recognized in selling, general and administrative (SG&A) expenses for the three months ended March 31, 2015 compared to a loss of $345,000 for the three months ended March 31, 2014 on ineffective forward contracts and forward contracts not designated as hedging instruments that were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. Any gains/losses on the non-designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade payables.

The Company has entered into foreign currency forward exchange contracts and, at times, interest rate swap contracts (the “agreements”) with various bank counterparties, each of which are subject to provisions which are similar to a master netting agreement. The agreements provide for a net settlement payment in a single currency upon a default by the Company. Furthermore, the agreements provide the counterparty with a right of set off in the event of a default that would enable the counterparty to offset any net payment due by the counterparty to the Company under the applicable agreement by any amount due by the Company to the counterparty under any other agreement. For example, the terms of the agreement would permit a counterparty to a derivative contract that is also a lender under the Company's New Credit Agreement to reduce any derivative settlement amounts owed to the Company under the derivative contract by any amounts owed to the counterparty by the Company under the New Credit Agreement. In addition, the agreements contain cross-default provisions that could trigger a default by the Company under the agreement in the event of a default by the Company under another agreement with the same counterparty. The Company does not present any derivatives on a net basis in its financial statements and all derivative balances presented are subject to provisions that are similar to master netting agreements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

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

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
March 31, 2015
Forward exchange contracts—net	$(64)	—	$(64)	—
December 31, 2014
Forward exchange contracts—net	$(2,006)	—	$(2,006)	—

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

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$20,618	$20,618	$38,931	$38,931
Other investments	196	196	249	249
Installment receivables, net of reserves	2,117	2,117	1,911	1,911
Long-term debt (including current maturities of long-term debt)	(22,909)	(23,679)	(20,344)	(20,261)
Forward contracts in Other Current Assets	4,744	4,744	520	520
Forward contracts in Accrued Expenses	(4,808)	(4,808)	(2,526)	(2,526)

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
Long-term debt: Fair value for the Company’s convertible debt is based on quoted market-based estimates as of the end of the period, while the revolving credit facility fair value is based upon an estimate of the market for similar borrowing arrangements. The fair values are deemed to be categorized as Level 2 in the fair value hierarchy.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

Forward contracts: Fair values for the Company’s foreign exchange forward contracts are based on quoted market prices for contracts with similar maturities.

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

	For the Three Months Ended March 31,
	2015	2014
Revenues from external customers
North America/HME	$125,164	$124,542
Institutional Products Group	23,914	25,136
Europe	129,001	142,768
Asia/Pacific	10,945	12,055
Consolidated	$289,024	$304,501
Intersegment revenues
North America/HME	$23,862	$18,573
Institutional Products Group	146	1,573
Europe	2,515	1,682
Asia/Pacific	6,318	6,192
Consolidated	$32,841	$28,020
Restructuring charges before income taxes
North America/HME	$199	$803
Institutional Products Group	—	1,059
Europe	40	378
Asia/Pacific	1	—
Consolidated	$240	$2,240
Earnings (loss) before income taxes
North America/HME	$(8,830)	$(17,918)
Institutional Products Group	1,298	(251)
Europe	7,524	9,246
Asia/Pacific	(1,242)	(2,801)
All Other (1)	(3,789)	(5,146)
Consolidated	$(5,039)	$(16,870)
   ________________________

(1)	Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

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

On November 15, 2013, an amended complaint, in a lawsuit originally instituted on May 24, 2013, was filed against Invacare Corporation, Gerald B. Blouch and A. Malachi Mixon III in the U.S. District Court for the Northern District of Ohio, alleging that the defendants violated federal securities laws by failing to properly disclose the issues that the Company has faced with the FDA. The lawsuit seeks class certification and unspecified damages and attorneys' fees for purchasers of the Company's common shares between February 27, 2009 and December 7, 2011. After mediation, the parties have reached an agreement in principle to settle the matter, and the settlement amount is expected to be entirely paid by the Company’s insurance carriers. The proposed settlement is subject to court approval.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

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
The third expert certification audit is an overall review of the Company's compliance with the FDA's QSR at the impacted Elyria facilities. This audit process is the most comprehensive and challenging of the three expert certification audits, and it encompasses all areas of the Company's Corporate and Taylor Street quality system. As part of this process, the Company has determined that it needs to better demonstrate that its quality system is sustainably compliant and that each subsystem is properly integrated. With the help of a consulting firm the Company engaged in 2014, the Company is executing on its action plans to improve the functionality and capabilities of certain quality subsystems, most notably complaint handling and corrective and preventative actions (CAPA). The Company has identified the root causes of the issues that need to be addressed in order to achieve sustainable compliance and is working through quality implementation plans that will enable the Company to achieve the appropriate solution. As of the date of this Quarterly Report on Form 10-Q, the Company is making progress, but the Company still has work to do, including process improvements for addressing complaint data, before the Company can verify the effectiveness of its solutions and complete the third-party expert certification audit.
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
As described above, because the limitations on production are not expected to be permanent in nature, and partial production is allowed, the Company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the Company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the utilization of such raw material and with respect to expected future cash flows from production at the Taylor Street manufacturing facility, the Company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at March 31, 2015.
The majority of the production from the Taylor Street facility is "made to order" custom wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at March 31, 2015, and the inventory is expected to be fully utilized. Accordingly, the Company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at March 31, 2015. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the Company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the time frame for completion of the third-party expert certification audits and FDA inspection, the Company concluded that the value of

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015 the inventory was not excessive or impaired at March 31, 2015. However, if the Company's expectations regarding the impacts of the limitations in the consent decree or the time frame for completion of the third-party expert certification audits and FDA inspection were to change, the Company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
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
For additional information regarding the consent decree, please see the following sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2014: Item 1. Business - Government Regulation and Item 1A. Risk Factors; Item 3. Legal Proceedings; and the following sections of this Quarterly Report on Form 10-Q: Item 1. Legal Proceedings; and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources.

The Company' recorded additional warranty expense in 2014 totaling $11,493,000 for three specific product recall issues. First, an expense of $6,559,000 for a recall related to a component in stationary oxygen concentrators that were manufactured in the Company’s facility in Suzhou, China, and sold globally. This expense was recorded in the European segment ($3,395,000) and North America/HME segment ($3,164,000). Second, an expense of $2,057,000 for the recall of a sieve bed component used within stationary oxygen concentrators manufactured in the Company's Sanford, Florida facility during August 2014, which was recorded in the North America/HME segment. Third, an incremental expense of $2,877,000 related to the Company's joystick recall as a result of higher than previously anticipated response rates from large customers in the U.S. and Canada and a product mix toward higher cost joysticks, which was recorded in the North America/HME segment ($1,612,000) and the Asia/Pacific segment ($1,265,000). No additional warranty expense for these issues was recorded for the three months ended March 31, 2015. However, these warranty reserves are subject to adjustment in future periods as new developments change the Company's estimate of the total cost of these recall matters. See Current Liabilities in the Notes to the Consolidated Financial Statements for current year warranty provision amounts and a reconciliation of the changes in the warranty accrual.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

Subsequent Event
Sales and Leaseback Transaction
On April 23, 2015, the Company sold and leased back, under long-term capital leases, five of its properties located in Ohio and Florida for net proceeds of $23,000,000, which will be used to reduce debt on the Company’s revolving asset-based credit facility. The total annual rent for the properties will be $2,275,000 for the first year, and it will increase annually over the twenty year term of the leases based on the applicable geographical consumer price index.
Amendment to Revolving Credit and Security Agreement
On April 22, 2015, the Company entered into a First Amendment to Revolving Credit and Security Agreement (the “Amendment”), by and among the Company, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as agent for the Lenders, which amended the New Credit Agreement.
The Amendment provides for technical amendments to the New Credit Agreement, including: (1) revising various provisions of the New Credit Agreement to allow the Company to issue letters of credit denominated in foreign currencies other than those originally contemplated under the New Credit Agreement; and (2) amending certain covenants in the New Credit Agreement to permit the Company (i) to make a single acquisition of assets of a third-party for cash consideration not to exceed $500,000 on or before September 30, 2015 and (ii) to accept surrenders of Company shares by employees to facilitate the payment of tax withholding obligations in connection with employee equity compensation.
Departure of Named Officer
On April 21, 2015, the Company notified John M. Remmers, the Company’s Executive Vice President and General Manager of North America and Global Product Development, of the termination of his employment with the Company, effective as of that date. Matthew E. Monaghan, President and Chief Executive Officer, has assumed responsibility of the North America/HME and Institutional Products Group business segments on an interim basis.
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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended March, 2015	(in thousands)
Net sales	$52,458	$106,258	$157,210	$(26,902)	$289,024
Cost of products sold	47,014	80,642	111,216	(26,943)	211,929
Gross Profit	5,444	25,616	45,994	41	77,095
Selling, general and administrative expenses	25,320	17,468	38,452	—	81,240
Charge related to restructuring activities	199	—	41	—	240
Income (loss) from equity investee	13,633	6,101	(70)	(19,664)	—
Interest expense (income)—net	531	346	(223)	—	654
Earnings (Loss) from Continuing Operations before Income Taxes	(6,973)	13,903	7,654	(19,623)	(5,039)
Income taxes	281	—	2,194	—	2,475
Net Earnings (Loss) from Continuing Operations	(7,254)	13,903	5,460	(19,623)	(7,514)
Net Earnings from Discontinued Operations	—	260	—	—	260
Net Earnings (loss)	$(7,254)	$14,163	$5,460	$(19,623)	$(7,254)

Other Comprehensive Income (Loss), Net of Tax	(51,360)	(4,510)	(48,811)	53,321	(51,360)

Comprehensive Income (Loss)	$(58,614)	$9,653	$(43,351)	$33,698	$(58,614)

Three month period ended March 31, 2014
Net sales	$50,109	$101,886	$173,800	$(21,294)	$304,501
Cost of products sold	45,704	75,471	121,890	(21,357)	221,708
Gross Profit	4,405	26,415	51,910	63	82,793
Selling, general and administrative expenses	31,650	21,049	44,103	—	96,802
Charge related to restructuring activities	1,164	(95)	1,171	—	2,240
Income (loss) from equity investee	10,310	6,931	(36)	(17,205)	—
Interest expense (income)—net	(284)	748	157	—	621
Earnings (Loss) from Continuing Operations before Income Taxes	(17,815)	11,644	6,443	(17,142)	(16,870)
Income taxes (benefit)	161	(200)	2,064	—	2,025
Net Earnings (Loss) from Continuing Operations	(17,976)	11,844	4,379	(17,142)	(18,895)
Net Earnings from Discontinued Operations	—	919	—	—	919
Net Earnings (loss)	$(17,976)	$12,763	$4,379	$(17,142)	$(17,976)

Other Comprehensive Income (Loss), Net of Tax	6,690	(2,290)	8,955	(6,665)	6,690

Comprehensive Income (Loss)	$(11,286)	$10,473	$13,334	$(23,807)	$(11,286)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
March 31, 2015	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$4,801	$348	$15,469	$—	$20,618
Trade receivables, net	54,966	24,439	84,259	—	163,664
Installment receivables, net	—	305	783	—	1,088
Inventories, net	15,900	27,540	109,648	(2,113)	150,975
Deferred income taxes	—	—	1,982	—	1,982
Intercompany advances, net	10,816	412	82,028	(93,256)	—
Other current assets	7,849	475	34,333	(3,090)	39,567
Total Current Assets	94,332	53,519	328,502	(98,459)	377,894
Investment in Subsidiaries	1,369,574	499,032	—	(1,868,606)	—
Intercompany Advances, net	1,067,878	1,712,164	183,862	(2,963,904)	—
Other Assets	4,807	868	760	—	6,435
Other Intangibles	231	440	33,448	—	34,119
Property and Equipment, net	28,140	12,062	40,225	—	80,427
Goodwill	—	16,660	369,967	—	386,627
Total Assets	$2,564,962	$2,294,745	$956,764	$(4,930,969)	$885,502
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$52,840	$9,761	$56,807	$—	$119,408
Accrued expenses	43,316	22,424	78,006	(3,090)	140,656
Current taxes, payable and deferred	2,621	—	9,789	—	12,410
Intercompany advances, net	76,059	1,666	15,531	(93,256)	—
Short-term debt and current maturities of long-term obligations	—	8	835	—	843
Total Current Liabilities	174,836	33,859	160,968	(96,346)	273,317
Long-Term Debt	18,642	4	3,420	—	22,066
Other Long-Term Obligations	28,364	—	54,832	—	83,196
Intercompany advances, net	1,836,197	1,070,826	56,880	(2,963,903)	—
Total Shareholders’ Equity	506,923	1,190,056	680,664	(1,870,720)	506,923
Total Liabilities and Shareholders’ Equity	$2,564,962	$2,294,745	$956,764	$(4,930,969)	$885,502

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2014	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$7,340	$355	$31,236	$—	$38,931
Trade receivables, net	50,656	24,560	85,198	—	160,414
Installment receivables, net	—	292	762	—	1,054
Inventories, net	25,272	25,848	107,139	(2,383)	155,876
Deferred income taxes	—	—	2,048	—	2,048
Intercompany advances, net	10,007	976	84,816	(95,799)	—
Other current assets	8,134	397	33,123	(4,635)	37,019
Total Current Assets	101,409	52,428	344,322	(102,817)	395,342
Investment in Subsidiaries	1,409,482	491,541	—	(1,901,023)	—
Intercompany Advances, net	1,049,235	1,685,366	184,651	(2,919,252)	—
Other Assets	16,955	656	1,442	—	19,053
Other Intangibles	286	450	37,334	—	38,070
Property and Equipment, net	29,686	13,051	42,818	—	85,555
Goodwill	—	16,660	409,051	—	425,711
Total Assets	$2,607,053	$2,260,152	$1,019,618	$(4,923,092)	$963,731
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$49,040	$6,362	$64,749	$—	$120,151
Accrued expenses	52,022	20,900	88,188	(4,635)	156,475
Current taxes, payable and deferred	1,632	—	11,002	—	12,634
Intercompany advances, net	81,141	1,738	12,920	(95,799)	—
Short-term debt and current maturities of long-term obligations	—	8	959	—	967
Total Current Liabilities	183,835	29,008	177,818	(100,434)	290,227
Long-Term Debt	15,351	6	4,020	—	19,377
Other Long-Term Obligations	28,551	—	60,254	—	88,805
Intercompany advances, net	1,813,994	1,051,170	54,088	(2,919,252)	—
Total Shareholders’ Equity	565,322	1,179,968	723,438	(1,903,406)	565,322
Total Liabilities and Shareholders’ Equity	$2,607,053	$2,260,152	$1,019,618	$(4,923,092)	$963,731

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended March 31, 2015	(in thousands)
Net Cash Provided (Used) by Operating Activities	$(19,001)	$4,918	$(8,708)	$—	$(22,791)
Investing Activities
Purchases of property and equipment	(30)	(200)	(2,588)	—	(2,818)
Proceeds from sale of property and equipment	30	47	1	—	78
Other long-term assets	12,826	—	566	—	13,392
Other	257	(260)	—	—	(3)
Net Cash Provided (Used) for Investing Activities	13,083	(413)	(2,021)	—	10,649
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	71,064	—	—	—	71,064
Payments on revolving lines of credit and long-term borrowings	(66,097)	(4,512)	(3,024)	—	(73,633)
Proceeds from exercise of stock options	200	—	—	—	200
Payment of financing costs	(1,391)	—	—	—	(1,391)
Payment of dividends	(397)	—	—	—	(397)
Net Cash Provided (Used) by Financing Activities	3,379	(4,512)	(3,024)	—	(4,157)
Effect of exchange rate changes on cash	—	—	(2,014)	—	(2,014)
Decrease in cash and cash equivalents	(2,539)	(7)	(15,767)	—	(18,313)
Cash and cash equivalents at beginning of year	7,340	355	31,236	—	38,931
Cash and cash equivalents at end of period	$4,801	$348	$15,469	$—	$20,618

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2015

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended March 31, 2014	(in thousands)
Net Cash Provided (Used) by Operating Activities	$(1,033)	$2,824	$(8,811)	$—	$(7,020)
Investing Activities
Purchases of property and equipment	(649)	(615)	(2,362)	—	(3,626)
Proceeds from sale of property and equipment	—	—	1	—	1
Other long-term assets	(193)	—	(4)	—	(197)
Other	(144)	—	—	—	(144)
Net Cash Used for Investing Activities	(986)	(615)	(2,365)	—	(3,966)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	61,547	—	978	—	62,525
Payments on revolving lines of credit and long-term borrowings	(57,885)	(2,310)	—	—	(60,195)
Proceeds from exercise of stock options	85	—	—	—	85
Payment of dividends	(396)	—	—	—	(396)
Net Cash Provided (Used) by Financing Activities	3,351	(2,310)	978	—	2,019
Effect of exchange rate changes on cash	—	—	442	—	442
Increase (decrease) in cash and cash equivalents	1,332	(101)	(9,756)	—	(8,525)
Cash and cash equivalents at beginning of year	1,401	313	28,071	—	29,785
Cash and cash equivalents at end of period	$2,733	$212	$18,315	$—	$21,260

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations.

OUTLOOK

For the three months ended March 31, 2015, net sales, excluding foreign currency translation, increased in the European, North America/HME and Asia/Pacific segments, which was partially offset by a net sales decline in the Institutional Products Group segment. In addition, the European and Institutional Products Group segments contributed positive earnings while the North America/HME and Asia/Pacific segments recognized lower losses in comparison to the first quarter of 2014, which resulted in a net loss from continuing operations of $0.23 for the three months ended March 31, 2015 compared to a net loss of $0.59 per share for the same period a year ago.

Pressures on the Company's net sales and margins persist, particularly in the North America/HME segment, which is expected to continue at least until the Company has successfully completed the required third-party expert certification audit and FDA inspection and has received written notification from the FDA that the Company may resume full operations at its corporate and Taylor Street manufacturing facilities. Even if the Company receives the FDA notification that it may resume full operations at its Taylor Street facility, it is uncertain as to whether, or how quickly, the Company will be able to rebuild net sales, particularly in the mobility and seating products sales, to more typical historical levels, irrespective of market conditions. Furthermore, Lifestyle product sales for the North America/HME segment have been negatively impacted by a shift toward lower cost products that are subject to the Centers for Medicare and Medicaid Services’ National Competitive Bidding (NCB) program and pre- and post-payment audits. The Company is addressing its product portfolio in an effort to minimize declines in this product segment and continues to closely monitor the roll-out of NCB, which is effective in 100 metropolitan statistical areas (MSAs) of the United States. The Company expects that these challenges will likely negatively impact the Company's operating results throughout 2015.

The European segment, which is the Company's main driver of profitability and cash flow, was negatively impacted by the weakness of the Euro and other currencies relative to the U.S. dollar in the first quarter of 2015. Accordingly, the European segment's strong performance translated into lower earnings and a lower cash flow benefit in the first quarter as compared to prior quarters. The Company's consolidated cash flow was also negatively impacted by executive retirement payments of $9,085,000 in the first quarter of 2015, and the Company is obligated to make additional payments of approximately $15,566,000 by the end of the third quarter of 2015.
The Company has taken steps to manage its capital structure. For example, in April 2015, the Company sold and leased back, under long-term leases, five of its properties located in Ohio and Florida for net proceeds of $23,000,000, which will be used to reduce debt on the Company’s revolving asset-based credit facility. The total annual rent for the properties will be $2,275,000 for the first year, and it will increase annually over the twenty year term of the leases based on the applicable geographical consumer price index.
Also in April 2015, the Company entered into an amendment to its revolving asset-based credit facility that provides for technical amendments, including: (1) revising various provisions of the related credit agreement to allow the Company to issue letters of credit denominated in foreign currencies other than those originally contemplated under the credit agreement; and (2) amending certain covenants in the credit agreement to permit the Company (i) to make a single acquisition of assets of a third-party for cash consideration not to exceed $500,000 on or before September 30, 2015 and (ii) to accept surrenders of Company shares by employees to facilitate the payment of tax withholding obligations in connection with employee equity compensation.
The Company will continue to monitor and manage cash flow particularly closely in 2015 while working diligently toward improving the profitability of the North America/HME and Asia/Pacific businesses, and continuing its quality systems remediation.

STATUS OF THE CONSENT DECREE

The Company is committed to building a strong quality systems culture that meets the expectations of the Company's third-party expert auditor and the FDA. The Company's associates are making good progress on the key quality implementation plans that will help the Company achieve sustainable compliance and ultimately exit the injunctive phase of the consent decree, which is a critical priority for the organization.

With the help of a consulting firm the Company engaged in 2014, the Company's internal subject matter experts are executing action plans to improve the functionality and capabilities of certain quality subsystems, most notably complaint handling and corrective and preventative actions (CAPA). The Company continues to address the root causes of certain issues in order to achieve sustainable compliance and the Company is working through quality implementation plans that are intended to help the Company achieve the appropriate solution. The Company is making progress, but there is still work to do, including process improvements for addressing complaint data, before the Company can verify the effectiveness of its solutions and complete the third-party expert certification audit.

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

RESULTS OF CONTINUING OPERATIONS

Except for free cash flow, the financial information for all periods excludes the results of discontinued operations of Altimate, the Company's former manufacturer of stationary standing assistive devices for use in patient rehabilitation that was divested on August 29, 2014. Altimate was a part of the North America/HME segment. For more information, see the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Net Sales. Consolidated net sales for the quarter ended March 31, 2015 decreased 5.1% to $289,024,000 versus $304,501,000 for the same period last year. Foreign currency translation decreased net sales by 7.4 percentage points. Excluding foreign currency translation, net sales for the quarter increased by 2.3% over the same period last year as a result of increased net sales in the European, North American/HME and Asia/Pacific segments, partially offset by a decline in the IPG segment. Net sales of products manufactured from the Taylor Street facility, which were impacted by the Company's consent decree with the United States Food and Drug Administration (FDA) and included product sales outside of the North America/HME segment, were approximately $10,400,000 in the first quarter of 2015 compared to approximately $9,500,000 in the first quarter of 2014.

Europe

For the quarter, European net sales decreased 9.6% to $129,001,000 versus $142,768,000 for the first quarter last year with foreign currency translation decreasing net sales by 13.9 percentage points. Excluding foreign currency translation, net sales for the quarter increased by 4.3% over the same period last year driven by improvements in all three product categories.

North America/Home Medical Equipment (HME)

North America/HME net sales increased 0.5% for the quarter to $125,164,000 as compared to $124,542,000 for the same period a year ago with foreign currency translation decreasing net sales by 0.8 of a percentage point. Excluding foreign currency translation, net sales for the quarter increased by 1.3% over the same period last year driven by improvements in all three product categories.

Institutional Products Group (IPG)

IPG net sales for the quarter decreased 4.9% to $23,914,000 compared to $25,136,000 for the same period last year as foreign currency decreased net sales by 0.8 of a percentage point. Excluding foreign currency translation, net sales for the quarter decreased by 4.1% over the same period last year driven primarily by declines in sales of beds and case goods. The decline in bed sales was due, in part, to lower availability of beds during the Company's supply chain transition.

Asia/Pacific

Asia/Pacific net sales decreased 9.2% for the quarter to $10,945,000 as compared to $12,055,000 for the same period a year ago as foreign currency decreased net sales by 11.1 percentage points. Excluding foreign currency translation, net sales for the quarter increased by 1.9% over the same period last year which was attributable to volume increases in the New Zealand distribution business and at the Company's subsidiary that produces microprocessor controllers, partially offset by volume declines in the Australian distribution business.

Gross Profit. Consolidated gross profit as a percentage of net sales for the three months ended March 31, 2015 was 26.7% compared to 27.2% in the same period last year. Excluding the incremental warranty expense of $2,237,000, or 0.7 of a percentage point, related to the joystick recall recorded in the first quarter of 2014, gross margin as a percentage of net sales for the first quarter of 2015 decreased by1.2 percentage points compared to the first quarter of last year, primarily driven by unfavorable foreign currency transactions and sales mix toward lower margin customers and products.

For the first three months of the year, gross profit in Europe as a percentage of net sales decreased 1.6 percentage points compared to the same period last year. Gross profit was unfavorably impacted by foreign currency and sales mix toward lower margin customers and products.

For the first three months of the year, North America/HME gross profit as a percentage of net sales increased by 0.8 of a percentage point compared to the same period last year. Excluding incremental warranty expense of $1,308,000 related to the Company's joystick recall recorded in the first quarter of 2014, gross margins decreased by 0.2 of a percentage point. The decline, excluding the incremental warranty recorded in the first quarter of 2014, was primarily as a result of increased freight costs and an unfavorable sales mix toward lower margin customers and lower margin products partially offset by reduced product costs.

For the first three months of the year, IPG gross profit as a percentage of net sales decreased 3.2 percentage points compared to the same period last year. The decline in margin is primarily attributable to reduced volume and unfavorable sales mix toward lower margin products partially offset by reduced product costs.

For the first three months of the year, gross profit in Asia/Pacific as a percentage of net sales increased by 8.1 percentage points compared to the same period last year. Excluding incremental warranty expense of $929,000 related to the Company's joystick recall recorded in the first quarter of 2014, gross margins increased by 0.3 of a percentage point primarily as a result of volume increases and reduced product and freight costs.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales for the three months ended March 31, 2015 was 28.1% compared to 31.8% for the same period a year ago. SG&A expenses decreased by $15,562,000, or 16.1%, for the quarter compared to the first quarter of 2014, with foreign currency translation decreasing SG&A expenses by $5,175,000, or 5.3 percentage points. Excluding foreign currency translation, SG&A expense decreased for the three months ended March 31, 2015 by $10,387,000, or 10.8% compared to the same period a year ago. The reduction in SG&A expense was primarily related to reductions in employment costs, consulting costs, including regulatory and compliance costs, and depreciation and amortization expense. The SG&A expense in the first quarter of 2015 included $668,000 for the write-off of bank fees as compared to $1,070,000 of write-offs recorded during the first quarter of 2014. In addition, SG&A expense in the first quarter of 2014 was impacted by increased expense of $958,000 related to the retirement of an executive officer.

European SG&A expenses decreased by 12.0%, or $4,127,000, for the quarter compared to the same period a year ago, with foreign currency translation decreasing SG&A expenses by approximately $4,216,000, or 12.3 percentage points. Excluding the foreign currency translation impact, SG&A expenses increased by $89,000, or 0.3%, for the quarter.

SG&A expenses for North America/HME decreased 17.8%, or $7,454,000, for the three months ended March 31, 2015, compared to the same period a year ago. Foreign currency translation decreased SG&A expenses by $440,000, or 1.0 percentage point, for the quarter. Excluding the foreign currency translation, SG&A expenses decreased $7,014,000, or 16.8 percentage points, for the quarter. The decrease in expense for the quarter as compared to last year's first quarter was primarily related to reductions in employment costs, consulting costs, including regulatory and compliance costs, and depreciation and amortization expense. The SG&A expense in the first quarter of 2015 included $668,000 for the write-off of bank fees as compared to $1,070,000 recorded during the first quarter of 2014. In addition, SG&A in the first quarter of 2014 was impacted by increased expense of $958,000 related to the retirement of an executive officer.

SG&A expenses for IPG decreased by 17.3%, or $1,746,000, for the quarter compared to the same period a year ago. Foreign currency translation increased SG&A expenses by $16,000, or 0.2 of a percentage point, for the quarter. Excluding the foreign currency translation impact, SG&A expenses decreased by $1,762,000 or 17.5%. The SG&A expense decrease for the quarter was primarily attributable to lower employment costs and depreciation and amortization expenses.

Asia/Pacific SG&A expenses decreased 16.0%, or $879,000, for the quarter with foreign currency translation decreasing SG&A expenses by approximately $535,000, or 9.8 percentage points. Excluding the foreign currency translation impact, SG&A expenses decreased by $344,000, or 6.2%, for the quarter which was primarily driven by lower employment costs and depreciation expense.

 Charge Related to Restructuring Activities. Restructuring charges totaled $240,000 in the first three months of 2015 related principally to severance costs ($239,000) incurred primarily in the NA/HME segment ($199,000) and to a lesser extent the Europe segment ($40,000). In the first quarter of 2014, the Company incurred restructuring charges of $2,240,000, principally related to severance in North America/HME, and to a lesser extent the Europe and IPG segments, as well as a building write-down in the IPG segment associated with the closure of the Company's London, Canada facility.

Interest. Interest expense increased to $692,000 for the three months ended March 31, 2015 compared to $689,000 for the same period a year ago, representing an increase of 0.4%. Interest income was $38,000 for the three months ended March 31, 2015 compared to $68,000 for the same period last year.

Income Taxes. The Company had an effective tax rate of 49.1% and 12.0% for the three months ended March 31, 2015 and March 31, 2014, respectively, compared to an expected benefit at the U.S. statutory rate of 35% on the continuing operations pre-tax losses for each period. The Company's effective tax rate for the three months ended March 31, 2015 and March 31, 2014 was unfavorable to the U.S. federal statutory rate benefit, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The rate benefited by taxes outside the United States, excluding countries with tax valuation allowances, at an effective rate lower than the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) and working capital management.

The Company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, increased by $2,374,000 to $24,717,000 at March 31, 2015 from $22,343,000 as of December 31, 2014. The Company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $1,808,000 and $1,999,000 as of March 31, 2015 and December 31, 2014, respectively. The debt increase during the first three months of 2015 was principally a result of negative cash flow from operations, which was largely offset by the surrender of corporate owned life insurance and a reduction of cash balances in the quarter. The Company's cash and cash equivalents were $20,618,000 at March 31, 2015, down from $38,931,000 as of December 31, 2014. At March 31, 2015, the Company had outstanding borrowings of $7,100,000 on its revolving credit facility as compared to $4,000,000 as of December 31, 2014.

The Company's borrowing capacity and cash balances were utilized for normal operations during the period ended March 31, 2015. Debt repurchases, acquisitions, divestitures, the timing of vendor payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the Company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. For the three months ended March 31, 2015, the outstanding borrowings on the Company's revolving credit facility varied from a low of $4,000,000 to a high of $35,000,000. While the Company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the Company, loans or other purposes, except in China where the cash balance as of March 31, 2015 was approximately $4,600,000.

On January 16, 2015, the Company entered into a Revolving Credit and Security Agreement (the “New Credit Agreement”). The proceeds of the New Credit Agreement were used to repay approximately $17,000,000 in aggregate principal amount of borrowings and terminate the Company's prior credit agreement, which was scheduled to mature in October 2015. As determined pursuant to the borrowing base formula, the Company’s borrowing base including the period ending March 31, 2015 under the credit facility of the New Credit Agreement was approximately $73,600,000, with aggregate borrowing availability of approximately $45,600,000, taking into account the $10,000,000 minimum availability reserve, then outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount noted below. See Long-Term Debt in the Notes to the Consolidated Financial Statements for more details regarding the New Credit Agreement.

As a result of entering the New Credit Agreement, the Company incurred $1,391,000 in fees, which were capitalized and are being amortized through January 2018. In addition, as a result of terminating the prior credit agreement, which was scheduled to mature in October 2015, the Company wrote-off $668,000 in previously capitalized fees in the first quarter of 2015, which is reflected in the expense of the North America / HME segment.
As of March 31, 2015, the Company was in compliance with all covenant requirements. The Company had borrowing capacity of $38,500,000 as of March 31, 2015. The New Credit Agreement contains customary representations, warranties and covenants including dominion triggers requiring the Company to maintain borrowing capacity of not less than $11,250,000 on an given business day or $12,500,000 for 5 consecutive days in order to avoid triggering full control by an agent for the lenders of the Company's cash receipts for application to the Company's obligations under the agreement.

If the Company is unable to comply with the provisions in the New Credit Agreement, it could result in a default, which could trigger acceleration of, or the right to accelerate, the related debt. Because of cross-default provisions in its agreements and instruments governing certain of the Company's indebtedness, a default under the New Credit Agreement could result in a default under, and the acceleration of, certain other Company indebtedness. In addition, the Company's lenders would be entitled to proceed against the collateral securing the indebtedness.

Based on the Company's current expectations, the Company believes that its cash balances, cash generated by operations and available borrowing capacity under its New Credit Agreement should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, the Company's ability to satisfy its liquidity needs will depend on many factors, including the operating performance of the business, the Company's ability to successfully complete in a timely manner the third-party expert certification audit and FDA inspection contemplated under the consent decree and receipt of the written notification from the FDA permitting the Company to resume full operations, as well as the Company's compliance with the provisions under its New Credit Agreement. In addition, the Company must make additional SERP and deferred compensation payments totaling approximately $15,566,000 by the end of the third quarter of 2015 as the result of the retirement of senior executives during 2014 which will negatively impact operating cash flows for the Company. Notwithstanding the Company's expectations, if the Company's operating results decline as the result of pressures on the business due to, for example, currency fluctuations or regulatory issues or the Company's failure to execute its business plans, the Company may be unable to comply with its obligations under the New Credit Agreement, and its lenders could demand repayment of the amounts outstanding under the Company's credit facility.

As a result, continued compliance with the Company's credit agreements is a high priority, which means the Company remains focused on generating sufficient cash and managing its expenditures. The Company also may examine alternatives such as raising additional capital through asset sales or additional sales and leaseback of properties. Such items, if available on terms satisfactory to the Company, could be dilutive to the Company's results. For instance, in April 2015, the Company sold and leased back, under long-term leases, five of its properties located in Ohio and Florida for net proceeds of $23,000,000 which will be used to reduce debt on the Company’s revolving asset-based credit facility. In addition, if necessary and advisable, the Company may seek to renegotiate its New Credit Agreement in order to remain in compliance with its obligations. The Company can make no assurances that under such circumstances its financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to the Company, if at all.

The Company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027. The Company has not repurchased and extinguished any of its Convertible Senior Subordinated Debentures since 2012. At March 31, 2015, the Company had $13,350,000 remaining of Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the Company believes that its exposure to interest rate fluctuations is manageable as the Company has the ability to utilize swaps to exchange variable rate debt for fixed rate debt, if needed, and the Company expects that it will be able to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of March 31, 2015, the weighted average floating interest rate on revolving credit borrowings was 3.16% compared to 2.25% as of December 31, 2014.

CAPITAL EXPENDITURES

The Company estimates that capital investments for 2015 could approximate between $10,000,000 and $15,000,000, compared to actual capital expenditures of $12,327,000 in 2014. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures. The New Credit Agreement, entered into on January 16, 2015, limits the Company's annual capital expenditures to $20,000,000. As of March 31, 2015, the Company has material capital expenditure commitments outstanding, primarily computer systems contracts, please see Item 7. Contractual Obligations of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

CASH FLOWS

Cash flows used by operating activities were $22,791,000 for the first three months of 2015, compared to cash flows used by operating activities of $7,020,000 in the first three months of 2014. The negative operating cash flow in 2015 was principally due to $9,085,000 in benefit payments related to the 2014 retirements of two executive officers of the Company and to increased accounts receivable driven primarily by net sales growth, excluding the impact of foreign currency translation.

Cash flows provided by investing activities were $10,649,000 for the first three months of 2015, compared to cash used of $3,966,000 in the first three months of 2014. The significant change in investing cash flow was primarily attributable to the surrender of corporate-owned life insurance totaling $11,900,000 in the first three months of 2015 to fund benefit payments related to the retirement of executive officers of the Company in 2014. The Company must make additional benefit payments totaling approximately $15,566,000 by the end of the third quarter of 2015 as the result of the retirement of executive officers during 2014 which will negatively impact the Company's future operating cash flows.

Cash flows used by financing activities were $4,157,000 in the first three months of 2015 compared to cash flow provided of $2,019,000 in the first three months of 2014. Cash flows used in the first three months of 2015 reflect net debt payments in the quarter as well as the payment of financing costs related to the Company refinancing its debt in January 2015.

During the first three months of 2015, free cash flow was negative $23,651,000 compared to negative $8,739,000 in the first three months of 2014. The increase in negative free cash flow in 2015 was principally due to $9,085,000 in benefit payments related to the 2014 retirements of two executive officers of the Company and to increased accounts receivable driven primarily by net sales growth, excluding the impact of foreign currency translation. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities, excluding net cash flow impact related to restructuring activities, less purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used by operating activities	$(22,791)	$(7,020)
Plus: Net cash impact related to restructuring activities	1,880	1,906
Less: Purchases of property and equipment—net	(2,740)	(3,625)
Free Cash Flow	$(23,651)	$(8,739)

DIVIDEND POLICY

On February 13, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of April 2, 2015, which was paid on April 13, 2015. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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
In 2014, 2013 and 2012, the Company performed a review for potential impairments of any other assets, including the Company's Taylor Street facility which is subject to the FDA consent decree that limits the Company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair subassemblies at the Taylor Street facility. The Company determined there was no impairment of the property, plant and equipment of the Taylor Street facility based on a comparison of the forecasted undiscounted cash flows to the carrying value of the net assets in accordance with ASC 360. In addition, the Company determined there was no impairment of inventory associated with the facility. There were no changes during the first quarter of 2015 which would result in an impairment of inventory or other assets at the Taylor Street facility.
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

Product Liability
The Company is self-insured in North America for product liability exposures through its captive insurance company, Invatection Insurance Company, which currently has a policy year that runs from September 1 to August 31 and insures annual policy losses of $10,000,000 per occurrence and $13,000,000 in the aggregate. The Company also has additional layers of external insurance coverage, related to all lines of insurance coverage, insuring up to $75,000,000 in aggregate losses per policy year arising from individual claims anywhere in the world that exceed the captive insurance company policy limits or the limits of the Company’s per country foreign liability limits, as applicable. There can be no assurance that the Company’s current insurance levels will continue to be adequate or available at affordable rates.

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

Accounting for Stock-Based Compensation
The Company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The Company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted. As of March 31, 2015, there was $14,411,000 of total unrecognized compensation cost from stock-based compensation arrangements, which is related to non-vested options and shares, and includes $10,874,000 related to restricted stock awards, $2,376,000 related to non-qualified stock options and $1,161,000 related to performance share awards.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For the Company’s disclosure regarding recently issued accounting pronouncements, see Accounting Policies - Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company does at times use interest swap agreements to mitigate its exposure to interest rate fluctuations. Based on March 31, 2015 debt levels, a 1% change in interest rates would impact annual interest expense by approximately $71,000. Additionally, the Company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company’s financial condition or results of operations.

On January 16, 2015, the Company entered into the New Credit Agreement. The proceeds of the New Credit Agreement were used to repay and terminate the Company’s prior credit agreement, which was scheduled to mature in October 2015. Accordingly, while the Company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the Company recently entered into its New Credit Agreement. The New Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days. Should the Company fail to comply with these requirements, the Company would potentially have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

As of March 31, 2015, the Company had $7,100,000 outstanding under its New Credit Agreement, which provided for a senior secured revolving credit facility for borrowings of up to $100,000,000 at variable rates, subject to availability based on a borrowing base formula, and $13,350,000 outstanding in principal on its 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $1,808,000 is included in equity.

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

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015, in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
With the help of a consulting firm the Company engaged in 2014, the Company's internal subject matter experts are executing on its action plans to improve the functionality and capabilities of certain quality subsystems, most notably complaint handling and corrective and preventative actions (CAPA). The Company has identified the root causes of the issues that need to be addressed in order to achieve sustainable compliance and is working through quality implementation plans that will enable the Company to achieve the appropriate solution. As of the date of this Quarterly Report on Form 10-Q, the Company is making progress, but the Company still has work to do, including process improvements for addressing complaint data, before the Company can verify the effectiveness of its solutions and complete the third-party expert certification audit.
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
For additional information regarding the consent decree, please see the following sections of the Company's Annual Report on Form 10-K for the period ending December 31, 2014: Item 1. Business - Government Regulation and Item 1A. Risk Factors; and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and - Liquidity and Capital Resources in this Quarterly Report on Form 10-Q.
In December 2010, the Company received a warning letter from the FDA related to quality system processes and procedures at the Company's Sanford, Florida facility. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 containing four inspectional observations, three of which related to complaint handling and CAPA and a fourth related to production process controls. In January 2014, the FDA conducted inspections at the Company’s manufacturing facility in Suzhou, China and at the Company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Form 483 to the Company after these inspections, and the Company submitted its responses to the agency in a timely manner. The Company has timely filed its response with the FDA and continues to work on addressing the FDA observations. At the time of filing of this Form 10-Q, this matter remains pending. See Item Item 1. Business - Government Regulation - Other FDA Matters and 1A. Risk Factors in the Company's Annual Report on Form 10-K for the period ending December 31, 2014.
On November 15, 2013, an amended complaint, in a lawsuit originally instituted on May 24, 2013, was filed against Invacare Corporation, Gerald B. Blouch and A. Malachi Mixon III in the U.S. District Court for the Northern District of Ohio, alleging that the defendants violated federal securities laws by failing to properly disclose the issues that the Company faced with the FDA. The lawsuit seeks class certification and unspecified damages and attorneys' fees for purchasers of the Company's common shares between February 27, 2009 and December 7, 2011. After mediation, the parties have reached an agreement in principle to settle the matter, and the settlement amount is expected to be entirely paid by the Company’s insurance carriers. The proposed settlement is subject to court approval.

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

Additional information regarding the Company's commitments and contingencies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Contingencies in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the Company during the three months ended March 31, 2015.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
1/1/2015	-	1/31/2015	—	$—	—	2,453,978
2/1/2015	-	2/28/2015	—	—	—	2,453,978
3/1/2015	-	3/31/2015	—	—	—	2,453,978
Total			—	$—	—	2,453,978
________________________

(1)
No shares were repurchased between January 1, 2015 and March 31, 2015 or surrendered to the Company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees by the Company.

(2)
In 2001, the Board of Directors authorized the Company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the Company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the Company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The Company purchased no shares pursuant to this Board authorized program during the quarter ended March 31, 2015.

Item 6.    Exhibits

Exhibit No.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema
101.CAL*	XBRL taxonomy extension calculation linkbase
101.DEF*	XBRL taxonomy extension definition linkbase
101.LAB*	XBRL taxonomy extension label linkbase
101.PRE*	XBRL taxonomy extension presentation linkbase

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

INVACARE CORPORATION

Date:	May 6, 2015	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)