Form 10-Q
period 2015-06-30
INVACARE CORP
filed 2015-08-05
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of August 3, 2015, the registrant had 31,437,319 Common Shares and 1,084,747 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$286,273	$326,943	$575,297	$631,444
Cost of products sold	208,986	235,365	420,915	457,073
Gross Profit	77,287	91,578	154,382	174,371
Selling, general and administrative expenses	82,545	100,345	163,785	197,147
Charges related to restructuring activities	689	2,090	929	4,330
Interest expense	587	1,046	1,279	1,735
Interest income	(42)	(323)	(80)	(391)
Loss from Continuing Operations Before Income Taxes	(6,492)	(11,580)	(11,531)	(28,450)
Income tax provision	1,725	2,875	4,200	4,900
Net loss from Continuing Operations	(8,217)	(14,455)	$(15,731)	$(33,350)
Net Earnings from Discontinued Operations (net of tax of $200 and $400 for 2014)	—	843	—	1,762
Gain on Sale of Discontinued Operations (net of tax of $0 and $140 for 2015)	—	—	260	—
Total Net Earnings from Discontinued Operations	—	843	260	1,762
Net Loss	$(8,217)	$(13,612)	$(15,471)	$(31,588)
Dividends Declared per Common Share	$0.0125	$0.0125	$0.0250	$0.0250
Net Earnings (Loss) per Share—Basic
Net Loss from Continuing Operations	$(0.26)	$(0.45)	$(0.49)	$(1.04)
Net Earnings from Discontinued Operations	$—	$0.03	$0.01	$0.06
Net Loss per Share—Basic	$(0.26)	$(0.43)	$(0.48)	$(0.99)
Weighted Average Shares Outstanding—Basic	32,131	32,017	32,128	32,015
Net Earnings (Loss) per Share—Assuming Dilution
Net Loss from Continuing Operations	$(0.26)	$(0.45)	$(0.49)	$(1.04)
Net Earnings from Discontinued Operations	$—	$0.03	$0.01	$0.05
Net Loss per Share—Assuming Dilution	$(0.26)	$(0.43)	$(0.48)	$(0.99)
Weighted Average Shares Outstanding—Assuming Dilution	32,888	32,216	32,646	32,244

Net Loss	$(8,217)	$(13,612)	$(15,471)	$(31,588)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,682)	(4,936)	(60,060)	1,712
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains	719	15	813	723
Amounts arising, primarily due to the addition of new participants	(784)	—	(784)	—
Deferred tax adjustment resulting from defined benefit plan activity	22	(7)	(11)	(187)
Valuation reserve associated with defined benefit plan activity	(22)	9	11	23
Current period unrealized gain (loss) on cash flow hedges	(986)	483	1,034	(101)
Deferred tax loss related to unrealized gain (loss) on cash flow hedges	11	159	(85)	243
Other Comprehensive Income (Loss)	(7,722)	(4,277)	(59,082)	2,413
Comprehensive Loss	$(15,939)	$(17,889)	$(74,553)	$(29,175)
See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2015	December 31, 2014
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$22,671	$38,931
Trade receivables, net	157,511	154,207
Installment receivables, net	1,083	1,054
Inventories, net	153,773	155,561
Deferred income taxes	1,706	2,048
Other current assets	34,970	36,798
Assets held for sale	15,189	17,388
Total Current Assets	386,903	405,987
Other Assets	6,544	19,053
Intangibles	33,148	38,013
Property and Equipment, net	88,230	79,659
Goodwill	376,205	421,019
Total Assets	$891,030	$963,731
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$116,561	$119,927
Accrued expenses	133,695	155,699
Current taxes, payable and deferred	10,071	12,634
Short-term debt and current maturities of long-term obligations	1,889	959
Liabilities held for sale	1,443	1,013
Total Current Liabilities	263,659	290,232
Long-Term Debt	45,960	19,372
Other Long-Term Obligations	88,501	88,805
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 34,572 and 34,219 issued in 2015 and 2014, respectively)—no par	8,695	8,591
Class B Common Shares (Authorized 12,000 shares; 1,085 issued and outstanding in 2015 and 2014, respectively)—no par	272	272
Additional paid-in-capital	243,602	240,743
Retained earnings	322,097	338,362
Accumulated other comprehensive income	12,537	71,619
Treasury shares (3,188 and 3,187 shares in 2015 and 2014, respectively)	(94,293)	(94,265)
Total Shareholders’ Equity	492,910	565,322
Total Liabilities and Shareholders’ Equity	$891,030	$963,731

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities	(In thousands)
Net loss	$(15,471)	$(31,588)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of businesses	(260)	—
Depreciation and amortization	10,449	18,221
Provision for losses on trade and installment receivables	705	1,143
Provision (benefit) for deferred income taxes	173	(33)
Provision for other deferred liabilities	13	297
Provision for stock-based compensation	1,907	2,470
Loss on disposals of property and equipment	964	82
Loss on debt extinguishment including debt finance charges and associated fees	668	—
Asset write-downs related to intangible assets	—	1,163
Amortization of convertible debt discount	387	345
Changes in operating assets and liabilities:
Trade receivables	(11,314)	916
Installment sales contracts, net	(374)	(644)
Inventories	(6,362)	(8,705)
Other current assets	3,284	2,969
Accounts payable	1,911	5,989
Accrued expenses	(21,142)	(3,089)
Other long-term liabilities	(933)	(3,435)
Net Cash Used by Operating Activities	(35,395)	(13,899)
Investing Activities
Purchases of property and equipment	(4,283)	(6,898)
Proceeds from sale of property and equipment	23,089	3
Change in other long-term assets	13,155	4,944
Other	(20)	24
Net Cash Provided (Used) by Investing Activities	31,941	(1,927)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	145,682	135,734
Payments on revolving lines of credit and long-term borrowings	(154,935)	(127,402)
Proceeds from exercise of stock options	1,056	132
Payment of financing costs	(1,391)	—
Payment of dividends	(794)	(792)
Net Cash (Used) Provided by Financing Activities	(10,382)	7,672
Effect of exchange rate changes on cash	(2,424)	1,370
Decrease in cash and cash equivalents	(16,260)	(6,784)
Cash and cash equivalents at beginning of year	38,931	29,785
Cash and cash equivalents at end of period	$22,671	$23,001

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2015, the results of its operations and changes in its cash flow for the six months ended June 30, 2015 and 2014, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using a May 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the Company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Recent Accounting Pronouncements: In April 2014, the FASB issued ASU 2014-08 changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held for sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. This standard must be prospectively applied to all reporting periods presented in financial reports issued after the effective date. Early adoption was permitted for disposals that were not been reported in financial statements previously issued or available for issuance. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2014. This standard can impact the presentation of the Company's financial statements but will not affect the calculation of net income, comprehensive income or earnings per share. The Company adopted ASU 2014-08 effective January 1, 2015 which impacted the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss), Balance Sheets and Statement of Cash Flows. Specifically, the disposal of the United States rentals businesses were not deemed to be a discontinued operation.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires a company to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance requires five steps to be applied: 1) identify the contract(s) with customers, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocated the transaction price to the performance obligation in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The new accounting guidance is effective for annual periods beginning after December 15, 2017, due to an approved one-year deferral, and early adoption is not permitted. The Company is currently reviewing the impact of the adoption of ASU 2014-09 on the Company's financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar presentation of debt discounts or premiums. Debt issuance costs are currently reported on the balance sheet as assets and amortized as interest expense. ASU 2015-03 does not change the recognition and measurement guidance for debt issuance costs and requires retrospective application to all periods presented upon adoption. The new accounting guidance is effective for fiscal periods beginning after December 15, 2015 and early adoption is permitted. The Company is currently reviewing the impact of the adoption of ASU 2015-03 on the Company's financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

Operations Held For Sale

On May 14, 2015, the Company's board of directors approved for the Company and Invacare Continuing Care, Inc., a Missouri Corporation and wholly-owned subsidiary of the Company ("ICC") to enter into an agreement to sell all the issued and outstanding membership interests of Dynamic Medical Systems, LLC, a Nevada limited liability company, and Invacare Outcomes Management, LLC, a Delaware limited liability company, each a wholly-owned subsidiary of ICC (“collectively the Rental Subsidiaries”). The Company determined on that date that the "held for sale" criteria of ASC 360-10-45-9 were met and accordingly, the assets and liabilities of the Rental Subsidiaries (long-lived asset disposal group) are shown at their carrying amounts which approximate their fair values. The Rentals Subsidiaries had been operated on a stand-alone basis and reported as part of the Institutional Products Group (IPG) segment of the Company.

On July 2, 2015, ICC completed the sale (the "Transaction") of all the issued and outstanding membership interests in the Rental Subsidiaries, pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) among the Company, ICC and Joerns Healthcare Parent, LLC, a Delaware limited liability company. The price paid to ICC for the Rental Subsidiaries was approximately $15,500,000 in cash, which is subject to certain post-closing adjustments required by the Purchase Agreement. The Company estimates net proceeds from the Transaction are approximately $13,700,000, net of taxes and expenses. The Company expects to record a loss of approximately $46,000 pre-tax in the third quarter of 2015, which represents the excess of the book value of the assets and liabilities of the Rental Subsidiaries, as of the date of completion of the disposition, over the net sales price. The sale of the Rental Subsidiaries is not expected to be dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its credit agreement. The Company determined that the sale of the Rental Subsidiaries did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08.

The assets and liabilities of the Rental Subsidiaries that were sold are shown as held for sale in the Company's Consolidated Balance Sheets and are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Trade receivables, net	$5,879	$6,207
Inventories, net	412	315
Other current assets	212	221
Property and Equipment, net	4,126	5,896
Goodwill	4,518	4,692
Intangibles	42	57
Assets sold	$15,189	$17,388

Accounts payable	$410	$225
Accrued expenses and other short-term obligations	1,033	788
Liabilities sold	$1,443	$1,013

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

The assets and liabilities of Altimate were the following as of the date of the sale, August 29, 2014, (in thousands):

August 29, 2014
Trade receivables, net	$2,019
Inventories, net	1,954
Other current assets	246
Property and Equipment, net	176
Other Intangibles	1,047
Assets sold	$5,442

Accounts payable	$425
Accrued expenses	316
Liabilities sold	$741

The net sales and earnings before income taxes of the Altimate discontinued operations were $8,937,000 and $2,162,000 for the six months ended June 30, 2014, respectively. Results for Altimate include an interest expense allocation from continuing operations to discontinued operations of $150,000 for the six months ended June 30, 2014 as proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the Company's average interest rates for the periods presented. The Company recorded an incremental intra-period tax allocation expense to discontinued operations for the six months ended June 30, 2014 representing the cumulative intra-period allocation expense to discontinued operations based on the Company's June 30, 2014 estimates of the projected domestic taxable loss related to continuing operations for 2014.

The Company recorded cumulative expenses related to the sale of discontinued operations, including Altimate, totaling $8,401,000, of which $8,006,000 have been paid as of June 30, 2015. The gain shown on the Consolidated Statement of Comprehensive Income for the six months ended June 30, 2015 was the result of an adjustment to the originally recorded estimated expenses related to discontinued operations.

The Company has classified Altimate as a discontinued operation for all periods presented.

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand, China and Europe. A significant portion of products sold to providers, both foreign and domestic, are ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($11,349,000 at June 30, 2015 and $11,970,000 at December 31, 2014) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the financing arrangement with De Lage Landen, Inc. ("DLL"), a third party financing company which the Company has worked with since 2000, management monitors the collection status of these contracts in accordance with the Company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishing reserves for specific customers as needed. The Company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

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

The estimated allowance for uncollectible amounts and evaluation for impairment for both classes of installment receivables is based on the Company’s quarterly review of the financial condition of each individual customer with the allowance for doubtful accounts adjusted accordingly. Installments are individually and not collectively reviewed for impairment. The Company assesses the bad debt reserve levels based upon the status of the customer’s adherence to a contractually agreed-upon payment schedule and the Company’s ability to enforce judgments, liens, etc.

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

Installment receivables consist of the following (in thousands):

	June 30, 2015			December 31, 2014
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$2,405	$5,325	$7,730	$2,692	$5,117	$7,809
Less: Unearned interest	(59)	—	(59)	(46)	—	(46)
	2,346	5,325	7,671	2,646	5,117	7,763
Allowance for doubtful accounts	(1,263)	(4,285)	(5,548)	(1,592)	(4,260)	(5,852)
	$1,083	$1,040	$2,123	$1,054	$857	$1,911

Installment receivables purchased from DLL during the six months ended June 30, 2015 increased the gross installment receivables balance by $697,000. No sales of installment receivables were made by the Company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Balance as of beginning of period	$5,852	$6,039
Current period provision	92	796
Direct write-offs charged against the allowance	(396)	(983)
Balance as of end of period	$5,548	$5,852

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

Installment receivables by class as of June 30, 2015 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$6,513	$6,513	$5,408	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	1,077	1,018	—	23
Impaired installment receivables with a related allowance recorded	140	140	140	—
Total Canadian installment receivables	1,217	1,158	140	23
Total
Non-Impaired installment receivables with no related allowance recorded	1,077	1,018	—	23
Impaired installment receivables with a related allowance recorded	6,653	6,653	5,548	—
Total installment receivables	$7,730	$7,671	$5,548	$23

Installment receivables by class as of December 31, 2014 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$6,735	$6,735	$5,786	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	1,008	962	—	82
Impaired installment receivables with a related allowance recorded	66	66	66	—
Total Canadian installment receivables	1,074	1,028	66	82
Total
Non-Impaired installment receivables with no related allowance recorded	1,008	962	—	82
Impaired installment receivables with a related allowance recorded	6,801	6,801	5,852	—
Total installment receivables	$7,809	$7,763	$5,852	$82

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of June 30, 2015, the Company had no U.S. installment receivables past due of 90 days or more for which the Company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the Company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the Company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of June 30, 2015 and December 31, 2014 for which the Company is still accruing interest.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

The aging of the Company’s installment receivables was as follows (in thousands):

	June 30, 2015			December 31, 2014
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$1,038	$—	$1,038	$976	$—	$976
1-29 Days Past Due	2	—	2	15	—	15
30-59 Days Past Due	—	—	—	2	—	2
60-89 Days Past Due	—	—	—	—	—	—
90+ Days Past Due	6,690	6,513	177	6,816	6,735	81
	$7,730	$6,513	$1,217	$7,809	$6,735	$1,074

Inventories

Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Finished goods	$86,958	$85,828
Raw materials	55,963	57,509
Work in process	10,852	12,224
	$153,773	$155,561
Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Value added tax receivables	$16,962	$21,273
Recoverable income taxes	82	261
Derivatives (foreign currency forward contracts)	3,171	520
Prepaid insurance	1,063	2,713
Prepaid and other current assets	13,692	12,031
	$34,970	$36,798

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Cash surrender value of life insurance policies	$3,207	$15,765
Deferred financing fees	940	408
Investments	267	249
Installment receivables	1,040	857
Deferred taxes	603	613
Other	487	1,161
	$6,544	$19,053

The change in cash surrender value of life insurance policies during the first quarter of 2015 was principally the result of the Company selling life insurance policies to fund retirement payments to certain executive officers of the Company.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Machinery and equipment	$307,041	$318,286
Land, buildings and improvements	75,341	81,219
Furniture and fixtures	10,672	11,738
Leasehold improvements	12,305	14,517
	405,359	425,760
Less allowance for depreciation	(317,129)	(346,101)
	$88,230	$79,659

During the quarter ended June 30, 2015, the Company entered into a real estate sale leaseback transaction which resulted in Land, buildings and improvements being decreased by $15,843,000 for assets sold and increased by $32,339,000 as a result of recording capitalized lease assets. As of June 30, 2015, accumulated depreciation related to the capitalized leases totaled $269,000 as of June 30, 2015.

Goodwill
The goodwill decrease reflected on the balance sheet from December 31, 2014 to June 30, 2015 was due to foreign currency translation.

Intangibles

All of the Company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $25,613,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2014 to June 30, 2015 were the result of foreign currency translation and amortization.

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

	June 30, 2015		December 31, 2014
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$52,128	$46,436	$57,705	$50,355
Trademarks	25,613	—	28,371	—
License agreements	1,173	1,173	1,290	1,290
Developed technology	7,607	5,978	8,297	6,340
Patents	6,030	5,848	6,102	5,804
Other	1,148	1,116	1,148	1,111
	$93,699	$60,551	$102,913	$64,900

Amortization expense related to intangibles was $1,071,000 in the first six months of 2015 and is estimated to be $1,896,000 in 2015, $1,596,000 in 2016, $1,519,000 in 2017, $1,506,000 in 2018, $1,240,000 in 2019 and $179,000 in 2020. Amortized

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015 intangibles are being amortized on a straight-line basis over remaining lives of 1 to 10 years with the majority of the intangibles being amortized over an average remaining life of approximately 5 years.

Current Liabilities

Accrued expenses consist of accruals for the following (in thousands):

	June 30, 2015	December 31, 2014
Salaries and wages	$34,185	$40,850
Taxes other than income taxes, primarily Value Added Taxes	21,052	24,743
Warranty cost	27,795	30,738
Supplemental Executive Retirement Program	11,564	21,517
Freight	6,517	6,202
Professional	5,594	6,613
Product liability, current portion	3,701	4,334
Rebates	1,882	1,722
Insurance	1,275	1,266
Interest	910	1,068
Derivative liabilities	2,744	2,526
Severance	2,930	4,209
Other items, principally trade accruals	13,546	9,911
	$133,695	$155,699

Accrued rebates relate to several volume incentive programs the Company offers its customers. The Company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives.

As a result of the retirement of certain executives of the Company during 2015, SERP and deferred compensation payments of $9,953,000 and $1,013,000, respectively, were made during the six months ended June 30, 2015. Furthermore, based on the retirement agreements for the same executives, the Company estimates SERP and deferred compensation payments of $11,173,000 and $2,512,000, respectively, will be made by the end of the third quarter of 2015.

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

In 2014, the Company recorded additional warranty expense for product recalls which related to a stationary oxygen concentrator, a sieve bed component used within stationary oxygen concentrators and power wheelchair joysticks. These warranty reserves are subject to adjustment in future periods as new developments change the Company's estimate of the total cost of these matters. However, no additional warranty expense was recorded related to these three recalls for the six months ended June 2015.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2015	$30,738
Warranties provided during the period	5,887
Settlements made during the period	(9,253)
Changes in liability for pre-existing warranties during the period, including expirations	423
Balance as of June 30, 2015	$27,795

Long-Term Debt

Debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Senior secured revolving credit facility, due in January 2018	$—	$—
Senior secured revolving credit facility, due in October 2015	—	4,000
Convertible senior subordinated debentures at 4.125%, due in February 2027	11,738	11,351
Other notes and lease obligations	36,111	4,980
	47,849	20,331
Less current maturities of long-term debt	(1,889)	(959)
	$45,960	$19,372

On January 16, 2015, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”), which provides for an asset-based-lending senior secured revolving credit facility that matures in January 2018. The Credit Agreement was entered into by and among the Company, certain of the Company’s direct and indirect domestic and Canadian subsidiaries (together with the Company, the “Borrowers”), certain other of the Company’s direct and indirect domestic and Canadian subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent under the Credit Agreement (the “Administrative Agent”). The credit facility under its Credit Agreement is secured by substantially all of the Company’s domestic and Canadian assets, other than real estate.
The Credit Agreement contains customary representations, warranties and covenants; however it does not contain financial covenants that would require the Company to not exceed a maximum leverage ratio or to maintain a minimum interest coverage ratio similar to those under the Company’s prior credit agreement.
The Credit Agreement provides the Company and the other Borrowers with a credit facility in an aggregate principal amount of $100,000,000, subject to availability based on a borrowing base formula, under a senior secured revolving credit, letter of credit and swing line loan facility (the “Credit Facility”). Up to $25,000,000 of the Credit Facility will be available for issuance of letters of credit, which amount is subject to an initial $10,000,000 sublimit under the terms of the Credit Agreement. The aggregate principal amount of the Credit Facility may be increased by up to $25,000,000 to the extent requested by the Company and agreed to by any Lender or new financial institution approved by the Administrative Agent. The aggregate borrowing availability under the Credit Facility is determined based on a borrowing base formula set forth in the Credit Agreement and summarized below.
Under the Credit Agreement, the aggregate usage under the Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible domestic inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of domestic eligible machinery and equipment and (ii) $2,924,000 (subject to reduction as provided in the Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the Credit Facility, less (g) letters of credit issued and undrawn under the Credit Facility, less (h) a $10,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Credit Agreement. As of June 30, 2015,

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015 the Company was in compliance with all covenant requirements. The Company had borrowing capacity under the Credit Agreement of $46,929,000 as of June 30, 2015.
Interest will accrue on outstanding indebtedness under the Credit Agreement at the LIBOR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate, plus a margin ranging from 1.25% to 1.75%, as selected by the Company. The margin that will apply for the first six months of the Credit Facility is 2.75% for LIBOR rate loans and 1.75% for alternate base rate (Prime) loans, and after the first six months will be adjusted quarterly based on utilization. Borrowings under the Credit Facility are subject to commitment fees of 0.25% or 0.375% per year, depending on utilization. As of June 30, 2015, the weighted average floating interest rate on revolving credit borrowings was 4.15% compared to 2.25% as of December 31, 2014.
Exceptions to the operating covenants in the Credit Agreement provide the Company with flexibility to, among other things, enter into or undertake certain sale and leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Credit Agreement. The Credit Agreement also contains a covenant requiring the Company to maintain minimum availability under the Credit Facility of not less than (i) 11.25% of the maximum amount that may be drawn under the Credit Facility for five (5) consecutive business days, or (ii) $10,000,000 on any business day.
The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days.

The proceeds of the Credit Facility were used to repay and terminate the Company’s prior credit agreement, which was scheduled to mature in October 2015.

The Credit Agreement was amended on April 22, 2015 to provide for certain technical amendments, including: (1) revising various provisions of the Credit Agreement to allow the Company to issue letters of credit denominated in foreign currencies other than those originally contemplated under the Credit Agreement; and (2) amending certain covenants in the Credit Agreement to permit the Company (i) to make a single acquisition of assets of a third-party for cash consideration not to exceed $500,000 on or before September 30, 2015 and (ii) to accept surrenders of Company shares by employees to facilitate the payment of tax withholding obligations in connection with employee equity compensation.

In connection with entering into the Credit Agreement, the Company incurred $1,391,000 in fees which were capitalized and are being amortized through January 2018. In addition, as a result of terminating the prior credit agreement, which was scheduled to mature in October 2015, the Company wrote-off $668,000 in previously capitalized fees in the first quarter of 2015, which is reflected in the expense of the North America / HME segment. In comparison, the Company wrote-off $1,070,000 in fees previously capitalized in the first quarter of 2014 as a result of a reduction in the borrowing capacity under the Company's prior credit agreement.
On April 23, 2015, the Company sold and leased back, under four separate lease agreements, four properties located in Ohio and one property in Florida for net proceeds of $23,000,000, which were used to reduce debt under the Credit Facility. The total annual rent for the properties will be $2,275,000 for the first year, which can increase annually over the twenty year term of the leases based on the applicable geographical consumer price index (CPI). Each of the four lease agreements contains three 10-year renewals with the rent for each option term based on the then greater of the fair market rent for each property or the then current rate and increasing annually by the applicable CPI. Under the terms of the lease agreements, the Company is responsible for all taxes, insurance and utilities. The Company is permitted to sublet the properties; however, the properties are currently being utilized exclusively by the Company and there is no current subletting. The Company is required to adequately maintain each of the properties and any leasehold improvements will be amortized over the lesser of the lives of the improvements or the remaining lease lives.
In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the Company recorded the sale of the properties, removed the related property and equipment from the Company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of $257,000 related to one property and recorded new lease liabilities. Specifically, the Company recorded four capital leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties are required to be deferred and recognized

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015 over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the Condensed Consolidated Balance Sheet.
Future minimum capital lease commitments as a result of the sale leaseback transaction, as of June 30, 2015, are as follows by year (in thousands):

2015	$1,133
2016	2,265
2017	2,265
2018	2,265
2019	2,265
Thereafter	34,731
Total future minimum lease payments	44,924
Amounts representing interest	(12,770)
Present value of minimum lease payments	$32,154

In 2007, the Company issued $135,000,000 principal amount of Convertible Senior Subordinated Debentures due 2027, of which $$13,350,000 principal amount remains outstanding. The debentures are unsecured senior subordinated obligations of the Company guaranteed by substantially all of the Company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the Company, or a combination of cash and common shares of the Company, subject to certain conditions. The debentures allow the Company to satisfy any such conversion using any combination of cash or stock, and at the Company’s discretion. In the event of such a conversion, the Company intends to satisfy the accreted value of the debentures using cash. Assuming adequate cash on hand at the time of conversion, the Company also intends to satisfy the conversion spread using cash, as opposed to stock.

The liability components of the Company’s convertible debt consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Principal amount of liability component	$13,350	$13,350
Unamortized discount	(1,612)	(1,999)
Net carrying amount of liability component	$11,738	$11,351

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Supplemental Executive Retirement Plan (SERP) liability	$5,993	$6,067
Product liability	16,448	18,860
Deferred income taxes	27,366	30,423
Deferred gain on sale leaseback	7,112	—
Deferred compensation	4,634	5,667
Uncertain tax obligation including interest	14,181	15,160
Other	12,767	12,628
Total long-term obligations	$88,501	$88,805

On April 23, 2015, the Company entered into a real estate sale leaseback transaction which resulted in the Company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the life of the leases, which is 20 years. The gain realized during the quarter ended June 30, 2015 was approximately $42,000.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

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

The amounts of equity-based compensation expense recognized as part of selling, general and administrative expenses were as follows (in thousands):

	For the Six Months Ended June 30,
	2015	2014
Non-Qualified stock options	$432	$1,356
Restricted stock and restricted stock units	1,318	867
Performance shares and performance share units	157	247
Total stock-based compensation expense	$1,907	$2,470

As of June 30, 2015, unrecognized compensation expense related to equity-based compensation arrangements granted under the Company's 2013 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

June 30, 2015
Non-Qualified stock options	$1,457
Restricted stock and restricted stock units	10,840
Performance shares and performance share units	1,753
Total unrecognized stock-based compensation expense	$14,050

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized for the six months ended June 30, 2015 and 2014 as a result of a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

Stock Options

Generally, non-qualified stock option awards typically have a term of ten years and are granted at the fair market value of the Company’s Common Shares on the date of grant. The Company expects the compensation expense to be recognized over a weighted-average period of approximately 2 years. The following table summarizes information about stock option activity for the six months ended June 30, 2015:

	June 30, 2015	Weighted Average Exercise Price
Options outstanding at January 1, 2015	3,600,132	$22.74
Granted	—	—
Exercised	(53,056)	14.27
Canceled	(143,686)	26.39
Options outstanding at June 30, 2015	3,403,390	$22.85
Options exercise price range at June 30, 2015	13.37
	$47.80
Options exercisable at June 30, 2015	2,911,536
Shares available for grant at June 30, 2015*	2,646,216
 ________________________

*
Shares available for grant as of June 30, 2015 reduced by net restricted stock and restricted stock unit award and performance share and performance share unit award activity of 1,120,086 shares and 685,058 shares, respectively during the quarter.

The following table summarizes information about stock options outstanding at June 30, 2015:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 6/30/15	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 6/30/15	Weighted Average Exercise Price
$ 13.37 – $15.00	847,361	7.4	$13.90	446,936	$13.91
$ 15.01 – $25.00	1,426,858	3.8	22.44	1,336,741	22.35
$ 25.01 – $35.00	826,721	4.0	25.74	825,409	25.73
$ 35.01 – $47.80	302,450	0.2	41.88	302,450	41.88
Total	3,403,390	4.4	$22.85	2,911,536	$24.04

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (for non-U.S. recipients):

	June 30, 2015	Weighted Average Fair Value
Stock / Units unvested at January 1, 2015	312,423	$17.91
Granted	449,712	19.02
Vested	(18,700)	14.53
Canceled	(62,981)	17.65
Stock / Units unvested at June 30, 2015	680,454	$18.77

The restricted stock awards generally vest ratably over the three years after the award date, except for those awards granted in 2014, which vest after a three-year period. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	June 30, 2015	Weighted Average Fair Value
Shares / Units unvested at January 1, 2015	121,644	$20.05
Granted	114,257	18.95
Vested	—	—
Canceled	(33,500)	19.59
Shares / Units unvested at June 30, 2015	202,401	$19.51

During the six months ended June 30, 2015, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a 3 year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for January 1, 2017 through December 31, 2017 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") for the three months ended June 30, 2015 and June 30, 2014, respectively, were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
March 31, 2015	$18,082	$8,311	$(7,507)	$1,373	$20,259
OCI before reclassifications	383	(7,065)	(68)	(379)	(7,129)
Amount reclassified from accumulated OCI	—	—	3	(596)	(593)
Net current-period OCI	383	(7,065)	(65)	(975)	(7,722)
June 30, 2015	$18,465	$1,246	$(7,572)	$398	$12,537

December 31, 2014	$86,236	$(6,465)	$(7,601)	$(551)	$71,619
OCI before reclassifications	(67,771)	7,711	(15)	1,687	(58,388)
Amount reclassified from accumulated OCI	—	—	44	(738)	(694)
Net current-period OCI	(67,771)	7,711	29	949	(59,082)
June 30, 2015	$18,465	$1,246	$(7,572)	$398	$12,537

March 31, 2014	$149,948	$(12,021)	$(4,872)	$(1,209)	$131,846
OCI before reclassifications	(12,596)	7,660	(48)	302	(4,682)
Amount reclassified from accumulated OCI	—	—	65	340	405
Net current-period OCI	(12,596)	7,660	17	642	(4,277)
June 30, 2014	$137,352	$(4,361)	$(4,855)	$(567)	$127,569

December 31, 2013	$143,845	$(12,566)	$(5,414)	$(709)	$125,156
OCI before reclassifications	(6,493)	8,205	436	(324)	1,824
Amount reclassified from accumulated OCI	—	—	123	466	589
Net current-period OCI	(6,493)	8,205	559	142	2,413
June 30, 2014	$137,352	$(4,361)	$(4,855)	$(567)	$127,569

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

Reclassifications out of accumulated OCI for the six months ended June 30, 2015 and June 30, 2014 were as follows (in thousands):

	Amount reclassified from OCI				Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Defined Benefit Plans
Service and interest costs	$3	$65	$44	$123	Selling, General and Administrative
Tax	—	—	—	—	Income Taxes
Total after tax	$3	$65	$44	$123

Derivatives
Foreign currency forward contracts hedging sales	$586	$138	$778	$148	Net Sales
Foreign currency forward contracts hedging purchases	(1,502)	251	(1,964)	384	Cost of Products Sold
Interest rate swaps	—	12	—	12	Interest Expense
Total before tax	(916)	401	(1,186)	544
Tax	320	(61)	448	(78)	Income Taxes
Total after tax	$(596)	$340	$(738)	$466

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

Charges for the year ended December 31, 2012 totaled $11,395,000 including charges for severance ($6,775,000), lease termination costs ($1,725,000), building and asset write-downs, primarily related to the closure of the Hong, Denmark assembly facility, and other miscellaneous charges in Europe and Asia/Pacific ($2,404,000) and inventory write-offs ($491,000) in Asia/Pacific recorded in cost of products sold. Severance charges were primarily incurred in the North America/HME segment ($4,242,000), Asia/Pacific segment ($1,681,000) and Europe segment ($817,000). In addition, a portion of the North America/HME segment severance was related to positions eliminated, principally in sales and marketing as well as manufacturing, at the Company's Taylor Street facility as a result of the FDA consent decree. The savings from these charges were reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. In Europe, positions were eliminated as a result of finalizing the exit from the manufacturing facility in Denmark and an elimination of a senior management position in Switzerland. In Asia/Pacific, at the end of October 2012, the Company's management approved a plan to restructure the Company's operations in this segment. In Australia, the Company consolidated offices / warehouses, decreased staffing and exited various activities while returning to a focus on distribution. At the Company's subsidiary, which produces microprocessor controllers, the Company decided to cease the contract manufacturing business for companies outside of the healthcare industry. Payments for the year ended December 31, 2012 were $9,381,000 and were funded with operating cash flows. The 2012 charges have been fully paid.

Charges for the year ended December 31, 2013 totaled $9,336,000 including charges for severance ($8,282,000), lease termination costs ($698,000) and other miscellaneous charges principally in North America/HME ($356,000). Severance charges were primarily incurred in the North America/HME segment ($5,405,000), Europe segment ($1,640,000) and Asia/Pacific segment ($970,000). The charges were incurred as a result of the elimination of various positions as part of the Company's globalization initiatives. North America/HME segment severance was principally related to positions eliminated due to lost sales volumes resulting from the impact of the FDA consent decree. The savings from these charges were reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. In Europe, severance was incurred for the elimination of certain sales and supply chain positions. In Asia/Pacific, severance was principally incurred at the Company's subsidiary, which produces microprocessor controllers, as a result of the Company's decision in 2012 to cease the contract manufacturing business for companies outside of the healthcare industry. The lease termination costs were principally related to Australia as a result of the restructuring announced in 2012. Payments for the year ended December 31, 2013 were $11,844,000 and were funded with operating cash flows and cash on hand. The 2013 charges have been fully paid.

Charges for the year ended December 31, 2014 totaled $11,112,000 including charges for severance ($9,841,000), other charges in IPG and Europe ($1,286,000) principally related to building write-downs, and lease termination cost reversals ($15,000). Severance charges were incurred in the North America/HME segment ($4,404,000), Other ($2,978,000), IPG segment ($1,163,000), Asia/Pacific segment ($769,000) and Europe segment ($527,000). The North America/HME segment severance was principally related to additional positions eliminated due to lost sales volumes resulting from the continued impact of the FDA consent decree. The Other severance related to the elimination of two senior corporate executive positions. IPG segment severance related principally to the closure of the London, Canada facility. Europe and Asia/Pacific severance related to the elimination of certain positions as a result of general restructuring efforts. The savings from these charges will be reflected primarily in reduced selling, general and administrative expenses and manufacturing expenses for the Company. Payments for the year ended December 31, 2014 were $11,131,000 and were funded with operating cash flows and cash on hand. The majority of the 2014 charges are expected to be paid within the next twelve months.

Restructuring charges continued in 2015 resulting in charges of $929,000 in the first six months of 2015 related principally to severance costs ($928,000) incurred primarily in the North America/HME segment ($690,000) and to a lesser extent the Europe segment ($160,000). Restructuring payments/utilization for the six months ended June 30, 2015 were $2,465,000 and the cash payments were funded with the Company's credit facility. The majority of the outstanding restructuring charge accruals at June 30, 2015 are expected to be paid during the next twelve months.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2010 Balance
Total	$—	$—	$—	$—	$—
Charges
NA/HME	4,755	—	—	4	4,759
IPG	123	—	—	—	123
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,352	277	1,788	117	10,534
Payments
NA/HME	(1,663)	—	—	(4)	(1,667)
IPG	(52)	—	—	—	(52)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,447)	(277)	(1,714)	(117)	(5,555)
December 31, 2011 Balance
NA/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	4,905	—	74	—	$4,979
Charges
NA/HME	4,242	—	5	—	4,247
IPG	35	—	—	—	35
Europe	817	—	53	1,223	2,093
Asia/Pacific	1,681	491	1,667	1,181	5,020
Total	6,775	491	1,725	2,404	11,395
Payments
NA/HME	(3,587)	—	(5)	—	(3,592)
IPG	(106)	—	—	—	(106)
Europe	(1,964)	—	(127)	(1,223)	(3,314)
Asia/Pacific	(812)	(340)	(42)	(1,175)	(2,369)
Total	(6,469)	(340)	(174)	(2,398)	(9,381)
December 31, 2012 Balance
NA/HME	3,747	—	—	—	3,747
IPG	—	—	—	—	—
Europe	595	—	—	—	595
Asia/Pacific	869	151	1,625	6	2,651
Total	$5,211	$151	$1,625	$6	$6,993

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Charges
NA/HME	$5,405	$—	$164	$353	$5,922
IPG	267	—	—	—	267
Europe	1,640	—	—	—	1,640
Asia/Pacific	970	—	534	3	1,507
Total	8,282	—	698	356	9,336
Payments
NA/HME	(6,347)	—	(164)	(353)	(6,864)
IPG	(175)	—	—	—	(175)
Europe	(1,146)	—	—	—	(1,146)
Asia/Pacific	(1,839)	(151)	(1,660)	(9)	(3,659)
Total	(9,507)	(151)	(1,824)	(362)	(11,844)
December 31, 2013 Balance
NA/HME	2,805	—	—	—	2,805
IPG	92	—	—	—	92
Europe	1,089	—	—	—	1,089
Asia/Pacific	—	—	499	—	499
Total	3,986	—	499	—	4,485
Charges
NA/HME	4,404	—	—	—	4,404
IPG	1,163	—	—	761	1,924
Europe	527	—	—	525	1,052
Asia/Pacific	769	—	(15)	—	754
Other	2,978	—	—	—	2,978
Total	9,841	—	(15)	1,286	11,112
Payments
NA/HME	(6,547)	—	—	—	(6,547)
IPG	(1,107)	—	—	(761)	(1,868)
Europe	(1,195)	—	—	(525)	(1,720)
Asia/Pacific	(769)	—	(227)	—	(996)
Total	(9,618)	—	(227)	(1,286)	(11,131)
December 31, 2014 Balance
NA/HME	662	—	—	—	662
IPG	148	—	—	—	148
Europe	421	—	—	—	421
Asia/Pacific	—	—	257	—	257
Other	2,978	—	—	—	2,978
Total	$4,209	$—	$257	$—	$4,466

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Charges
NA/HME	$199	$—	$—	$—	$199
Europe	40	—	—	—	40
Asia/Pacific	—	—	1	—	1
Total	239	—	1	—	240
Payments
NA/HME	(93)	—	—	—	(93)
IPG	(148)	—	—	—	(148)
Europe	(250)	—	—	—	(250)
Asia/Pacific	—	—	(258)	—	(258)
Other	(1,133)	—	—	—	(1,133)
Total	(1,624)	—	(258)	—	(1,882)
March 31, 2015 Balance
NA/HME	768	—	—	—	768
Europe	211	—	—	—	211
Other	1,845	—	—	—	1,845
Total	2,824	—	—	—	2,824
Charges
NA/HME	491	—	—	—	491
IPG	72	—	—	—	72
Europe	120	—	—	—	120
Asia/Pacific	6	—	—	—	6
Total	689	—	—	—	689
Payments
NA/HME	(381)	—	—	—	(381)
IPG	(63)	—	—	—	(63)
Europe	(21)	—	—	—	(21)
Asia/Pacific	(6)	—	—	—	(6)
Other	(112)	—	—	—	(112)
Total	(583)	—	—	—	(583)
June 30, 2015 Balance
NA/HME	878	—	—	—	878
IPG	9	—	—	—	9
Europe	310	—	—	—	310
Other	1,733	—	—	—	1,733
	$2,930	$—	$—	$—	$2,930

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

Income Taxes

The Company had an effective tax rate of 26.6% and 36.4% on losses before tax from continuing operations for the three and six months ended June 30, 2015, respectively, compared to an expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three and six months ended June 30, 2015 was higher than the beneficial U.S. federal statutory rate, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The rate benefited by taxes recognized outside the United States, excluding countries with tax valuation allowances, at an effective rate lower than the U.S. statutory rate.

The Company had an effective tax rate of 24.8% and 17.2% on losses before tax from continuing operations for the three and six months ended June 30, 2014, respectively, compared to an expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three and six months ended June 30, 2014 was higher than the beneficial U.S. federal statutory rate, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The rate benefited by taxes recognized outside the United States, excluding countries with tax valuation allowances, at an effective rate lower than the U.S. statutory rate.

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic
Average common shares outstanding	32,131	32,017	32,128	32,015

Net loss from continuing operations	$(8,217)	$(14,455)	$(15,731)	$(33,350)
Net earnings from discontinued operations	$—	$843	$260	$1,762
Net loss	$(8,217)	$(13,612)	(15,471)	(31,588)

Net loss per common share from continuing operations	$(0.26)	$(0.45)	$(0.49)	$(1.04)
Net earnings per common share from discontinued operations	$—	$0.03	$0.01	$0.06
Net loss per common share	$(0.26)	$(0.43)	$(0.48)	$(0.99)

Diluted
Average common shares outstanding	32,131	32,017	32,128	32,015
Stock options and awards	757	199	518	229
Average common shares assuming dilution	32,888	32,216	32,646	32,244

Net loss from continuing operations	$(8,217)	$(14,455)	$(15,731)	$(33,350)
Net earnings from discontinued operations	$—	$843	$260	$1,762
Net loss	$(8,217)	$(13,612)	$(15,471)	$(31,588)

Net loss per common share from continuing operations *	$(0.26)	$(0.45)	$(0.49)	$(1.04)
Net earnings per common share from discontinued operations	$—	$0.03	$0.01	$0.05
Net loss per common share *	$(0.26)	$(0.43)	$(0.48)	$(0.99)

* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

At June 30, 2015, 1,018,678 and 1,674,049 shares associated with stock options were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2015, respectively, as they were anti-dilutive. At June 30, 2015, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $21.18 and $19.28 for the three and six months ended June 30, 2015, respectively. At June 30, 2014, 3,578,173 and 3,172,393 shares associated with stock options were excluded from the average common shares assuming dilution for the three and six months ended June 30, 2014, respectively, as they were anti-dilutive. At June 30, 2014, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $16.98 and $18.74 for the three and six months ended June 30, 2014, respectively. For both the three and six months ended June 30, 2015 and June 30, 2014, respectively, there were no shares necessary to settle a conversion spread on the convertible notes to be included in the common shares assuming dilution as the average market price of the Company stock for these periods did not exceed the conversion price.

Concentration of Credit Risk

The Company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers’ financial condition. The Company utilizes De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to the Company’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The Company retains a recourse obligation of $6,081,000 at June 30, 2015 to DLL for events of default under the contracts, which total $39,683,000 at June 30, 2015. Guarantees, ASC 460, requires the Company to record a guarantee liability as it relates to the limited recourse obligation. The Company's recourse is re-evaluated by DLL biannually, considers activity between the biannual dates and excludes any receivables repurchased by the Company from DLL. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

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

The Company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the Company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $31,404,000 and $62,637,000 matured for the three and six months ended June 30, 2015, respectively, compared to $41,504,000 and $75,127,000 which matured for the three and six months ended June 30, 2014, respectively.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	June 30, 2015		December 31, 2014
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$536	$44	$1,250	$65
USD / CAD	2,226	(182)	3,570	(63)
USD / CNY	6,976	(5)	—	—
USD / CHF	42	(1)	111	—
USD / EUR	28,570	2,757	25,524	—
USD / GBP	636	14	1,199	3
USD / NZD	3,551	(188)	7,018	(55)
USD / SEK	183	23	594	1
USD / MXP	5,090	(577)	10,297	(657)
EUR / AUD	215	(7)	452	5
EUR / CAD	276	(14)	580	(1)
EUR / CHF	259	36	505	(2)
EUR / DKK	281	(1)	643	(3)
EUR / GBP	14,645	(1,148)	11,906	23
EUR / SEK	1,242	3	2,917	(9)
EUR / NOK	727	(4)	1,490	43
EUR / NZD	3,146	(81)	7,074	60
AUD / CAD	—	—	1,538	30
AUD / CHF	28	3	93	1
AUD / NZD	253	(10)	537	19
AUD / SEK	29	(1)	61	(1)
CAD / SEK	94	(6)	182	(1)
GBP / AUD	312	30	656	22
GBP / CHF	207	9	331	(1)
GBP / SEK	1,430	(138)	1,035	(2)
DKK / CHF	144	(21)	269	(2)
DKK / SEK	1,010	(30)	2,497	(44)
NOK / CHF	36	5	66	2
NOK / SEK	703	(24)	1,547	19
	$72,847	$486	$83,942	$(548)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

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

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment entered into in 2015 and 2014, respectively, and outstanding were as follows (in thousands USD):

	June 30, 2015		December 31, 2014
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$2,909	$(11)	$7,300	$117
CAD / USD	5,290	(47)	6,016	$(6)
CNY / USD	38,652	64	3,200	(14)
EUR / USD	7,655	(54)	53,365	(1,585)
CHF / AUD	16	2	—	—
DKK / USD	3,786	(50)	—	—
GBP / USD	1,974	(9)	5,592	18
NOK / USD	1,396	6	—	—
NZD / USD	336	43	4,500	12
AUD / CAD	853	(3)	—	—
EUR / NOK	2	—	—	—
	$62,869	$(59)	$79,973	$(1,458)

The fair values of the Company’s derivative instruments were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$3,054	$2,568	$373	$921

Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	117	176	147	1,605
Total derivatives	$3,171	$2,744	$520	$2,526

The fair values of the Company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30, 2015
Foreign currency forward exchange contracts	$(379)	$596	$—
Six months ended June 30, 2015
Foreign currency forward exchange contracts	$1,687	$738	$—
Three months ended June 30, 2014
Foreign currency forward exchange contracts	$310	$(328)	$(22)
Interest rate swap contracts	(8)	(12)	—
	$302	$(340)	$(22)
Six months ended June 30, 2014
Foreign currency forward exchange contracts	$(324)	$(454)	$(22)
Interest rate swap contracts	—	(12)	—
	$(324)	$(466)	$(22)

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended June 30, 2015
Foreign currency forward exchange contracts			$1,476
Six months ended June 30, 2015
Foreign currency forward exchange contracts			$(59)
Three months ended June 30, 2014
Foreign currency forward exchange contracts			$201
Six months ended June 30, 2014
Foreign currency forward exchange contracts			$(144)

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and six months ended June 30, 2015, net sales were decreased by $586,000 and $778,000, respectively, while cost of product sold was decreased by $1,502,000 and $1,964,000, respectively, for net pre-tax realized gains of $916,000 and $1,186,000, respectively. For the three and six months ended June 30, 2014, net sales were decreased by $138,000 and $148,000, respectively, while cost of product sold was increased by $251,000 and $384,000, respectively, for net realized pre-tax losses of $389,000 and $532,000, respectively.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

A gain of $1,476,000 and a loss of $59,000 was recognized in selling, general and administrative (SG&A) expenses for the three and six months ended June 30, 2015, respectively, compared to a gain of $201,000 and a loss of $144,000 for the three and six months ended June 30, 2014, respectively, on ineffective forward contracts and forward contracts not designated as hedging instruments that were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. Any gains/losses on the non-designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade payables.

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

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
June 30, 2015
Forward exchange contracts—net	$427	—	$427	—
December 31, 2014
Forward exchange contracts—net	$(2,006)	—	$(2,006)	—

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

The carrying values and fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$22,671	$22,671	$38,931	$38,931
Other investments	267	267	249	249
Installment receivables, net of reserves	2,123	2,123	1,911	1,911
Long-term debt (including current maturities of long-term debt)	(47,849)	(49,040)	(20,331)	(20,248)
Forward contracts in Other Current Assets	3,171	3,171	520	520
Forward contracts in Accrued Expenses	(2,744)	(2,744)	(2,526)	(2,526)

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

The information by segment is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues from external customers
North America/HME	$119,023	$134,309	$244,187	$258,851
Institutional Products Group	27,370	25,785	51,284	50,921
Europe	128,221	153,990	257,222	296,758
Asia/Pacific	11,659	12,859	22,604	24,914
Consolidated	$286,273	$326,943	$575,297	$631,444
Intersegment revenues
North America/HME	$31,411	$20,781	$55,273	$39,354
Institutional Products Group	208	2,853	354	4,426
Europe	2,120	2,131	4,635	3,813
Asia/Pacific	4,794	6,158	11,112	12,350
Consolidated	$38,533	$31,923	$71,374	$59,943
Restructuring charges before income taxes
North America/HME	$491	$845	$690	$1,648
Institutional Products Group	72	658	72	1,717
Europe	120	583	160	961
Asia/Pacific	6	4	7	4
Consolidated	$689	$2,090	$929	$4,330
Earnings (loss) before income taxes
North America/HME	$(7,821)	$(14,335)	$(16,651)	$(32,253)
Institutional Products Group	2,277	(110)	3,575	(361)
Europe	6,081	11,763	13,605	21,009
Asia/Pacific	(932)	(2,298)	(2,174)	(5,099)
All Other (1)	(6,097)	(6,600)	(9,886)	(11,746)
Consolidated	$(6,492)	$(11,580)	$(11,531)	$(28,450)
   ________________________

(1)	Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

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

As a medical device manufacturer, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Most of the Company's facilities are subject to inspection by the FDA or similar medical device regulatory agencies in other jurisdictions at any time. Violations of law or regulations can result in administrative, civil and criminal penalties and sanctions, which could have a material adverse effect on the Company's business.

On November 15, 2013, an amended complaint, in a lawsuit originally instituted on May 24, 2013, was filed against Invacare Corporation, Gerald B. Blouch and A. Malachi Mixon III in the U.S. District Court for the Northern District of Ohio, alleging that the defendants violated federal securities laws by failing to properly disclose the issues that the Company has faced with the FDA. The lawsuit seeks class certification and unspecified damages and attorneys' fees for purchasers of the Company's common shares between February 27, 2009 and December 7, 2011. After mediation, the parties entered into an agreement to settle the matter, which agreement was preliminarily approved by the court on July 23, 2015 and which remains subject to final court approval. The settlement amount is expected to be entirely paid by the Company’s insurance carriers.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

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
The third expert certification audit is an overall review of the Company's compliance with the FDA's QSR at the impacted Elyria facilities. This audit process is the most comprehensive and challenging of the three expert certification audits, and it encompasses all areas of the Company's Corporate and Taylor Street quality system. As part of this process, the Company has determined that it needs to better demonstrate that its quality system is sustainably compliant and that each subsystem is properly integrated. With the help of a consulting firm the Company engaged in 2014, the Company is executing on its action plans to improve the functionality and capabilities of its quality system.
The Company cannot predict the timing or the outcome of the final expert certification audit nor acceptance of the results of this audit by the FDA. According to the consent decree, once the expert's third certification audit is completed and the certification report is submitted to the FDA, as well as the Company’s own report related to its compliance status, together with its responses to any observations in the certification report, the FDA will inspect the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the FDA's QSR. If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities. The FDA has the authority to inspect any FDA registered facility at any time.
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
As described above, because the limitations on production are not expected to be permanent in nature, and partial production is allowed, the Company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the Company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the utilization of such raw material and with respect to expected future cash flows from production at the Taylor Street manufacturing facility, the Company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at June 30, 2015.
The majority of the production from the Taylor Street facility is "made to order" custom wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at June 30, 2015, and the inventory is expected to be fully utilized. Accordingly, the Company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at June 30, 2015. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the Company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the time frame for completion of the third-party expert certification audits and FDA inspection, the Company concluded that the value of the inventory was not excessive or impaired at June 30, 2015. However, if the Company's expectations regarding the impacts of the limitations in the consent decree or the time frame for completion of the third-party expert certification audits and FDA inspection

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015 were to change, the Company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
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

The Company' recorded additional warranty expense in 2014 totaling $11,493,000 for three specific product recall issues. First, an expense of $6,559,000 for a recall related to a component in stationary oxygen concentrators that were manufactured in the Company’s facility in Suzhou, China, and sold globally. This expense was recorded in the European segment ($3,395,000) and North America/HME segment ($3,164,000). Second, an expense of $2,057,000 for the recall of a sieve bed component used within stationary oxygen concentrators manufactured in the Company's Sanford, Florida facility during August 2014, which was recorded in the North America/HME segment. Third, an incremental expense of $2,877,000 related to the Company's joystick recall as a result of higher than previously anticipated response rates from large customers in the U.S. and Canada and a product mix toward higher cost joysticks, which was recorded in the North America/HME segment ($1,612,000) and the Asia/Pacific segment ($1,265,000). No additional warranty expense for these issues was recorded for the six months ended June 30, 2015. However, these warranty reserves are subject to adjustment in future periods as new developments change the Company's estimate of the total cost of these recall matters. See Current Liabilities in the Notes to the Consolidated Financial Statements for current year warranty provision amounts and a reconciliation of the changes in the warranty accrual.

In December 2010, the Company received a warning letter from the FDA related to quality system processes and procedures at the Company's Sanford, Florida facility. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 containing four inspectional observations. The Company has timely filed its response with the FDA and continues to work on addressing the FDA observations. In January 2014, the FDA conducted inspections at the Company’s manufacturing facility in Suzhou, China and at the Company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Form 483 to the Company after these inspections, and the Company submitted its responses to the agency in a timely manner. The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter at the Sanford facility or other FDA enforcement related to another Company facility could materially and adversely affect the Company's business, financial condition, and results of operations.
Any of the above contingencies could have an adverse impact on the Company's financial condition or results of operations.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

Subsequent Event

On July 2, 2015, ICC completed the sale (the "Transaction") of all the issued and outstanding membership interests the Rental Subsidiaries, pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) among the Company, ICC and Joerns Healthcare Parent, LLC, a Delaware limited liability company. The price paid to ICC for the Rental Subsidiaries was approximately $15,500,000 in cash, which is subject to certain post-closing adjustments required by the Purchase Agreement. The Company estimates net proceeds from the Transaction are approximately $13,700,000, net of taxes and expenses. The Company expects to record a loss of approximately $46,000 pre-tax in the third quarter of 2015 which represents the excess of the book value of the assets and liabilities of the Rental Subsidiaries, as of the date of completion of the disposition, over the net sales price. The sale of the Rental Subsidiaries is not expected to be dilutive to the Company's results. The Company utilized the proceeds from the sale to reduce debt outstanding under its credit agreement. The Company determined that the sale of the Rentals Subsidiaries did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08. See Operations Held For Sale in the Notes to the Consolidated Financial Statements for a listing of the assets and liabilities sold.

On July 8, 2015, the Rights Agreement, dated as of July 8, 2005 and amended as of October 28, 2009, between the Company and Wells Fargo Bank, N.A., successor to National City Bank, as Rights Agent (the "Rights Agreement"), and all the related Rights attached to the Company's outstanding common shares pursuant to the Rights Agreement, expired in accordance with the terms of the Rights Agreement. As previously disclosed by the Company, the Board of Directors determined that the existing Rights Agreement would not be renewed following its expiration on July 8, 2015.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended June 30, 2015	(in thousands)
Net sales	$54,941	$106,940	$157,615	$(33,223)	$286,273
Cost of products sold	47,984	80,048	114,125	(33,171)	208,986
Gross Profit	6,957	26,892	43,490	(52)	77,287
Selling, general and administrative expenses	27,744	18,137	36,664	—	82,545
Charge related to restructuring activities	529	—	160	—	689
Income (loss) from equity investee	13,941	4,057	(46)	(17,952)	—
Interest expense (income)—net	551	136	(142)	—	545
Earnings (Loss) from Continuing Operations before Income Taxes	(7,926)	12,676	6,762	(18,004)	(6,492)
Income taxes	291	—	1,434	—	1,725
Net Earnings (Loss) from Continuing Operations	(8,217)	12,676	5,328	(18,004)	(8,217)
Net Earnings from Discontinued Operations	—	—	—	—	—
Net Earnings (loss)	$(8,217)	$12,676	$5,328	$(18,004)	$(8,217)

Other Comprehensive Income (Loss), Net of Tax	(7,722)	(3,865)	(3,246)	7,111	(7,722)

Comprehensive Income (Loss)	$(15,939)	$8,811	$2,082	$(10,893)	$(15,939)

Three month period ended June 30, 2014
Net sales	$54,612	$108,968	$187,778	$(24,415)	$326,943
Cost of products sold	49,117	81,998	128,602	(24,352)	235,365
Gross Profit	5,495	26,970	59,176	(63)	91,578
Selling, general and administrative expenses	32,216	21,819	46,310	—	100,345
Charge related to restructuring activities	890	—	1,200	—	2,090
Income (loss) from equity investee	14,036	7,696	(28)	(21,704)	—
Interest expense (income)—net	—	514	209	—	723
Earnings (Loss) from Continuing Operations before Income Taxes	(13,575)	12,333	11,429	(21,767)	(11,580)
Income taxes (benefit)	37	(200)	3,038	—	2,875
Net Earnings (Loss) from Continuing Operations	(13,612)	12,533	8,391	(21,767)	(14,455)
Net Earnings from Discontinued Operations	—	843	—	—	843
Net Earnings (loss)	$(13,612)	$13,376	$8,391	$(21,767)	$(13,612)

Other Comprehensive Income (Loss), Net of Tax	(4,277)	(2,502)	11,432	(8,930)	(4,277)

Comprehensive Income (Loss)	$(17,889)	$10,874	$19,823	$(30,697)	$(17,889)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Six month period ended June 30, 2015	(in thousands)
Net sales	$107,399	$213,198	$314,825	$(60,125)	$575,297
Cost of products sold	94,998	160,690	225,341	(60,114)	420,915
Gross Profit	12,401	52,508	89,484	(11)	154,382
Selling, general and administrative expenses	53,064	35,605	75,116	—	163,785
Charge related to restructuring activities	728	—	201	—	929
Income (loss) from equity investee	27,574	10,158	(116)	(37,616)	—
Interest expense (income)—net	1,082	482	(365)	—	1,199
Earnings (Loss) from Continuing Operations before Income Taxes	(14,899)	26,579	14,416	(37,627)	(11,531)
Income taxes	572	—	3,628	—	4,200
Net Earnings (Loss) from Continuing Operations	(15,471)	26,579	10,788	(37,627)	(15,731)
Net Earnings from Discontinued Operations	—	260	—	—	260
Net Earnings (loss)	$(15,471)	$26,839	$10,788	$(37,627)	$(15,471)

Other Comprehensive Income (Loss), Net of Tax	(59,082)	(8,375)	(52,057)	60,432	(59,082)

Comprehensive Income (Loss)	$(74,553)	$18,464	$(41,269)	$22,805	$(74,553)

Six month period ended June 30, 2014
Net sales	$104,721	$210,854	$361,578	$(45,709)	$631,444
Cost of products sold	94,821	157,469	250,492	(45,709)	457,073
Gross Profit	9,900	53,385	111,086	—	174,371
Selling, general and administrative expenses	63,866	42,868	90,413	—	197,147
Charge related to restructuring activities	2,054	(95)	2,371	—	4,330
Income (loss) from equity investee	24,346	14,627	(64)	(38,909)	—
Interest expense (income)—net	(284)	1,262	366	—	1,344
Earnings (Loss) from Continuing Operations before Income Taxes	(31,390)	23,977	17,872	(38,909)	(28,450)
Income taxes (benefit)	198	(400)	5,102	—	4,900
Net Earnings (Loss) from Continuing Operations	(31,588)	24,377	12,770	(38,909)	(33,350)
Net Earnings from Discontinued Operations	—	1,762	—	—	1,762
Net Earnings (loss)	$(31,588)	$26,139	$12,770	$(38,909)	$(31,588)

Other Comprehensive Income (Loss), Net of Tax	2,413	(213)	2,477	(2,264)	2,413

Comprehensive Income (Loss)	$(29,175)	$25,926	$15,247	$(41,173)	$(29,175)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
June 30, 2015	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$4,986	$235	$17,450	$—	$22,671
Trade receivables, net	48,740	24,196	84,575	—	157,511
Installment receivables, net	—	266	817	—	1,083
Inventories, net	21,686	26,636	107,616	(2,165)	153,773
Deferred income taxes	—	—	1,706	—	1,706
Intercompany advances, net	9,753	307	40,599	(50,659)	—
Other current assets	6,449	318	29,748	(1,545)	34,970
Assets held for sale	3,791	11,398	—	—	15,189
Total Current Assets	95,405	63,356	282,511	(54,369)	386,903
Investment in Subsidiaries	1,364,722	461,117	—	(1,825,839)	—
Intercompany Advances, net	1,080,181	1,764,962	184,870	(3,030,013)	—
Other Assets	4,893	839	812	—	6,544
Other Intangibles	188	391	32,569	—	33,148
Property and Equipment, net	39,105	10,274	38,851	—	88,230
Goodwill	—	12,141	364,064	—	376,205
Total Assets	$2,584,494	$2,313,080	$903,677	$(4,910,221)	$891,030
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$50,156	$8,764	$57,641	$—	$116,561
Accrued expenses	35,700	24,435	75,105	(1,545)	133,695
Current taxes, payable and deferred	1,576	—	8,495	—	10,071
Intercompany advances, net	41,434	1,995	7,231	(50,660)	—
Short-term debt and current maturities of long-term obligations	864	271	754	—	1,889
Liabilities held for sale	770	673	—	—	1,443
Total Current Liabilities	130,500	36,138	149,226	(52,205)	263,659
Long-Term Debt	35,361	7,396	3,203	—	45,960
Other Long-Term Obligations	32,380	1,786	54,335	—	88,501
Intercompany advances, net	1,893,343	1,080,639	56,031	(3,030,013)	—
Total Shareholders’ Equity	492,910	1,187,121	640,882	(1,828,003)	492,910
Total Liabilities and Shareholders’ Equity	$2,584,494	$2,313,080	$903,677	$(4,910,221)	$891,030

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2014	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$7,340	$355	$31,236	$—	$38,931
Trade receivables, net	47,030	21,979	85,198	—	154,207
Installment receivables, net	—	292	762	—	1,054
Inventories, net	25,021	25,784	107,139	(2,383)	155,561
Deferred income taxes	—	—	2,048	—	2,048
Intercompany advances, net	10,007	976	84,816	(95,799)	—
Other current assets	8,082	228	33,123	(4,635)	36,798
Assets held for sale	3,982	13,406	—	—	17,388
Total Current Assets	101,462	63,020	344,322	(102,817)	405,987
Investment in Subsidiaries	1,409,482	491,541	—	(1,901,023)	—
Intercompany Advances, net	1,049,235	1,685,366	184,652	(2,919,253)	—
Other Assets	16,955	657	1,441	—	19,053
Other Intangibles	286	393	37,334	—	38,013
Property and Equipment, net	29,632	7,209	42,818	—	79,659
Goodwill	—	11,968	409,051	—	421,019
Total Assets	$2,607,052	$2,260,154	$1,019,618	$(4,923,093)	$963,731
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$48,815	$6,363	$64,749	$—	$119,927
Accrued expenses	51,613	20,533	88,188	(4,635)	155,699
Current taxes, payable and deferred	1,632	—	11,002	—	12,634
Intercompany advances, net	81,141	1,738	12,921	(95,800)	—
Short-term debt and current maturities of long-term obligations	—	—	959	—	959
Liabilities held for sale	632	381	—	—	1,013
Total Current Liabilities	183,833	29,015	177,819	(100,435)	290,232
Long-Term Debt	15,351	—	4,021	—	19,372
Other Long-Term Obligations	28,551	—	60,254	—	88,805
Intercompany advances, net	1,813,995	1,051,170	54,088	(2,919,253)	—
Total Shareholders’ Equity	565,322	1,179,969	723,436	(1,903,405)	565,322
Total Liabilities and Shareholders’ Equity	$2,607,052	$2,260,154	$1,019,618	$(4,923,093)	$963,731

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Six month period ended June 30, 2015	(in thousands)
Net Cash Provided (Used) by Operating Activities	$(33,945)	$8,506	$(9,956)	$—	$(35,395)
Investing Activities
Purchases of property and equipment	(112)	(251)	(3,920)	—	(4,283)
Proceeds from sale of property and equipment	23,040	48	1	—	23,089
Other long-term assets	12,635	—	520	—	13,155
Other	(21)	—	1	—	(20)
Net Cash Provided (Used) for Investing Activities	35,542	(203)	(3,398)	—	31,941
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	143,690	—	1,992	—	145,682
Payments on revolving lines of credit and long-term borrowings	(146,512)	(8,423)	—	—	(154,935)
Proceeds from exercise of stock options	1,056	—	—	—	1,056
Payment of financing costs	(1,391)	—	—	—	(1,391)
Payment of dividends	(794)	—	—	—	(794)
Net Cash Provided (Used) by Financing Activities	(3,951)	(8,423)	1,992	—	(10,382)
Effect of exchange rate changes on cash	—	—	(2,424)	—	(2,424)
Decrease in cash and cash equivalents	(2,354)	(120)	(13,786)	—	(16,260)
Cash and cash equivalents at beginning of year	7,340	355	31,236	—	38,931
Cash and cash equivalents at end of period	$4,986	$235	$17,450	$—	$22,671

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - June 30, 2015

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Six month period ended June 30, 2014	(in thousands)
Net Cash Provided (Used) by Operating Activities	$(11,663)	$1,192	$(3,428)	$—	$(13,899)
Investing Activities
Purchases of property and equipment	(1,360)	(1,005)	(4,533)	—	(6,898)
Proceeds from sale of property and equipment	—	—	3	—	3
Other long-term assets	4,922	—	22	—	4,944
Other	46	—	(22)	—	24
Net Cash Provided (Used) for Investing Activities	3,608	(1,005)	(4,530)	—	(1,927)
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	135,734	—	—	—	135,734
Payments on revolving lines of credit and long-term borrowings	(125,198)	(253)	(1,951)	—	(127,402)
Proceeds from exercise of stock options	132	—	—	—	132
Payment of dividends	(792)	—	—	—	(792)
Net Cash Provided (Used) by Financing Activities	9,876	(253)	(1,951)	—	7,672
Effect of exchange rate changes on cash	—	—	1,370	—	1,370
Increase (decrease) in cash and cash equivalents	1,821	(66)	(8,539)	—	(6,784)
Cash and cash equivalents at beginning of year	1,401	313	28,071	—	29,785
Cash and cash equivalents at end of period	$3,222	$247	$19,532	$—	$23,001

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations.

OUTLOOK

The Company’s near-term priorities are first, building a strong enterprise-wide quality culture, and second, driving profitable growth. The Company is making good progress enhancing quality systems and creating a sustainable quality culture. A number of initiatives are underway focused on improving results, especially in the North America/Home Medical Equipment (HME) business. To help lead improvements and long-term growth in North America, the Company has appointed a new general manager of the North America/HME and Institutional Products Group segments. In addition, the Company is conducting comprehensive reviews of the North America businesses including initiatives to improve salesforce effectiveness, product development and supply chain efficiencies.

For the six months ended June 30, 2015, net sales, excluding foreign currency translation, increased in the European, Institutional Products Group and Asia/Pacific segments, which was more than offset by a net sales decline in the North America/HME segment. In addition, the European and Institutional Products Group segments contributed positive earnings while the North America/HME and Asia/Pacific recognized lower losses in comparison to the first half of 2014, which resulted in a net loss from continuing operations of $0.49 for the six month ended June 30, 2015 compared to a net loss of $1.04 per share for the same period a year ago.

Pressures on the Company's net sales and margins persist, particularly in the North America/HME segment, which is expected to continue at least until the Company has successfully completed the required third-party expert certification audit and the corresponding FDA inspection and has received written notification from the FDA that the Company may resume full operations at its Corporate and Taylor Street manufacturing facilities. Even if the Company receives the FDA notification that it may resume full operations at its Taylor Street facility, it is uncertain as to whether, or how quickly, the Company will be able to rebuild net sales, particularly in mobility and seating products, to more typical historical levels, irrespective of market conditions. Furthermore, Lifestyle product sales for the North America/HME segment have been negatively impacted by a shift toward lower cost products that are subject to the Centers for Medicare and Medicaid Services’ National Competitive Bidding (NCB) program and pre- and post-payment audits. To attempt to address the declines in this product segment, the Company assembled a portfolio of single-user products. While the product launch was slowed by the United States West Coast port strike, the Company now is in the process of introducing its full single-user product portfolio into the market. The Company continues to closely monitor the roll-out of NCB, which is effective in 100 metropolitan statistical areas (MSAs) of the United States and will start to impact rural regions in January 2016. The Company expects that these challenges will likely negatively impact the Company's operating results throughout 2015.

The European segment, which is the Company's main driver of profitability and cash flow, continued to be negatively impacted by the weakness of the Euro and other currencies relative to the U.S. dollar in the first half of 2015. Accordingly, the European segment's strong performance translated into lower earnings and a lower cash flow benefit in the first half of 2015 as compared to the first half of 2014. The Company's consolidated cash flow was also negatively impacted by executive retirement payments of $10,966,000 in the first half of 2015. The Company is obligated to make additional payments of approximately $13,685,000 during the third quarter of 2015.

To position the Company for the future, the Company has adjusted its capital structure accordingly and has narrowed its focus on its long-term strengths, as evident through the real estate sale and leaseback transaction in April 2015 and the July 2015 divestiture of the United States rentals businesses. The sale and lease back transaction involved four of the Company's properties located in Ohio and one in Florida for net proceeds of $23,000,000, which were used to reduce debt on the Company’s revolving asset-based credit facility. The Company's sale of its United States rentals business for approximately $15,500,000 in cash resulted in net proceeds of approximately $13,700,000 which were used to reduce debt. The Company will continue to monitor and manage cash flow particularly closely in 2015 while working diligently toward improving the profitability of the North America/HME and Asia/Pacific businesses, and continuing its quality systems remediation.

STATUS OF THE CONSENT DECREE

On December 21, 2012, the Company entered into a consent decree of injunction with the FDA related to the Company's corporate and Taylor Street wheelchair manufacturing facilities in Elyria, Ohio. The consent decree limits production at the Taylor Street manufacturing facility to orders meeting certain documentation requirements. In order to resume full operations at these facilities, the consent decree requires that a third-party expert perform three separate certification audits. The third-party certification audit reports must be submitted to the FDA for review and acceptance. The Company has received the FDA's acceptance of the first two certification reports. The Company cannot predict the timing or the outcome of the third expert certification audit nor acceptance of the results of this audit by the FDA. The FDA has the authority to inspect any FDA registered facility at any time.

According to the consent decree, once the expert's third certification audit is completed and its certification report is submitted to the FDA, as well as the Company’s own report related to its compliance status together with its responses to any observations in the certification report, the FDA will inspect the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the FDA's Quality System Regulation (QSR). If and when the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.

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
Net Sales. Consolidated net sales for the quarter ended June 30, 2015 decreased 12.4% to $286,273,000 versus $326,943,000 for the same period last year. Foreign currency translation decreased net sales by 10.3 percentage points. Constant currency net sales, which is a non-GAAP financial measure that the Company defines as net sales excluding the impact of foreign currency translation, decreased by 2.1% for the quarter compared to the same period last year. This financial measure is reconciled to the related GAAP financial measures in the "Business Segment Net Sales" table on page I-8. Constant currency net sales increased in the European, IPG and Asia/Pacific segments, but were more than offset by a decline in the North American/HME segment. Net sales of products manufactured from the Taylor Street facility, which were impacted by the Company's consent decree with the United States Food and Drug Administration (FDA) and which included product sales outside of the North America/HME segment, were approximately $9,800,000 in the second quarter of 2015 compared to approximately $10,500,000 in the second quarter of 2014.

Net sales for the six months ended June 30, 2015 decreased 8.9% to $575,297,000 versus $631,444,000 for the same period last year. Foreign currency translation decreased net sales by 8.9 percentage points. Constant currency net sales for the quarter were flat compared to the same period last year. Higher constant currency net sales in the European, IPG and Asia/Pacific segments were offset by lower constant currency net sales in the North America/HME segment. Net sales of products manufactured from the Taylor Street facility, which were impacted by the Company's consent decree with the FDA and which included product sales outside of the North America/HME segment, were approximately $20,200,000 in the first half of 2015 compared to approximately $20,000,000 in the first half of last year.

Europe

For the quarter, European net sales decreased 16.7% to $128,221,000 versus $153,990,000 for the second quarter last year with foreign currency translation decreasing net sales by 19.6 percentage points. Excluding foreign currency translation, net sales for the quarter increased by 2.9% over the same period last year driven by improvements in all three product categories (mobility and seating, lifestyles and respiratory products).

For the six months ended June 30, 2015, European net sales decreased 13.3% to $257,222,000 versus $296,758,000 for the same period last year as foreign currency translation decreased net sales by 16.9 percentage points. Constant currency net sales increased 3.6% driven by improvements in all three product categories.

North America/Home Medical Equipment (HME)

North America/HME net sales decreased 11.4% for the quarter to $119,023,000 as compared to $134,309,000 for the same period a year ago with foreign currency translation decreasing net sales by 0.9 of a percentage point. Constant currency net sales decreased 10.5% for the quarter compared to the second quarter last year driven by declines in all three product categories.

For the six months ended June 30, 2015, net sales decreased 5.7% to $244,187,000 as compared to $258,851,000 for the same period a year ago with foreign currency translation decreasing net sales by 0.9 of a percentage point. Constant currency net sales decreased 4.8% compared to the same period last year driven by declines in all product categories.

Institutional Products Group (IPG)

IPG net sales for the quarter increased 6.1% to $27,370,000 compared to $25,785,000 for the same period last year as foreign currency decreased net sales by 0.8 of a percentage point. Constant currency net sales increased 6.9% over the same period last year driven primarily by increases in interior design projects and beds sales, which included incremental volume related to the resolution of a supply chain transition referenced in the first quarter of 2015.

Net sales for the six months ended June 30, 2015 increased 0.7% to $51,284,000 compared to $50,921,000 for the same period last year as foreign currency decreased net sales by 0.8 of a percentage point. Constant currency net sales increased 1.5% driven largely by interior design projects and net sales of therapeutic support surfaces.

Asia/Pacific

Asia/Pacific net sales decreased 9.3% for the quarter to $11,659,000 as compared to $12,859,000 for the same period a year ago as foreign currency decreased net sales by 16.0 percentage points. Constant currency net sales increased 6.7% over the same period last year which was attributable to increased net sales for the Australian and New Zealand distribution businesses.

Net sales for the six months ended June 30, 2015 decreased 9.3% to $22,604,000 as compared to $24,914,000 for the same period a year ago as foreign currency translation decreased net sales by 13.7 percentage points. Constant currency net sales increased 4.4% primarily due to increased net sales for the New Zealand distribution business.

Gross Profit. Consolidated gross profit as a percentage of net sales for the for the three and six months ended June 30, 2015 was 27.0% and 26.8% compared to 28.0% and 27.6% in the same periods last year, driven by unfavorable foreign exchange, freight costs and negative sales mix. Manufacturing costs were favorable.

For the six months ended June 30, 2015, gross profit in Europe as a percentage of net sales decreased 3.0 percentage points compared to the same period last year. Gross profit was unfavorably impacted by foreign currency and negative sales mix.

For the six months ended June 30, 2015, North America/HME gross profit as a percentage of net sales increased by 1.6 percentage points compared to the same period last year. The increase was primarily as a result of lower manufacturing and warranty costs.

For the six months ended June 30, 2015, IPG gross profit as a percentage of net sales decreased 3.5 percentage points compared to the same period last year. The decline in margin is primarily attributable to unfavorable sales mix and higher freight costs.

For the six months ended June 30, 2015, gross profit in Asia/Pacific as a percentage of net sales increased by 4.6 percentage points compared to the same period last year. The increase in gross margins was primarily as a result of lower warranty, freight and operational costs.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales for the three and six months ended June 30, 2015 was 28.8% and 28.5% compared to 30.7% and 31.2% for the same periods a year ago. SG&A expenses decreased by $17,800,000, or 17.7%, and $33,362,000, or 16.9%, for the three and six months ended June 30, 2015 compared to the same periods a year ago, with foreign currency translation decreasing SG&A expenses by $7,270,000, or 7.2 percentage points and by $12,445,000, or 6.3 percentage points. On a constant currency basis, SG&A expense decreased for the three and six months ended June 30, 2015 by $10,530,000, or 10.5% and by $20,917,000, or 10.6%, compared to the same periods a year ago. The reduction in SG&A expense was primarily related to favorable employment costs, consulting costs and depreciation and amortization expense. The SG&A expense in the first half of 2015 included $668,000 for the write-off of bank fees as compared to $1,070,000 of write-offs recorded during the first half of 2014.

European SG&A expenses decreased by 20.2%, or $7,376,000, for the quarter and by 16.3%, or $11,503,000, compared to the same periods a year ago, with foreign currency translation decreasing SG&A expenses by approximately $6,103,000, or 16.7 percentage points and $10,319,000, or 14.6 percentage points, for each period, respectively. Excluding the foreign currency translation impact, SG&A expenses decreased by $1,273,000, or 3.5%, for the quarter and by $1,184,000, or 1.7%, for the first half of the year compared to the same periods a year ago. The SG&A expense decreases for the quarter and first half of the year were primarily attributable to lower employment costs.

SG&A expenses for North America/HME decreased 14.8%, or $5,976,000, and by 16.3%, or $13,431,000, for the three and six months ended June 30, 2015, compared to the same periods a year ago. Foreign currency translation decreased SG&A expenses by $463,000, or 1.1 percentage point, and $903,000, or 1.1 percentage points for the quarter and first half of the year. Excluding the foreign currency translation, SG&A expenses decreased $5,513,000, or 13.7%, for the quarter, and $12,528,000, or 15.2%, for the first half of the year. The decrease in expense for the quarter compared to the same period last year was primarily related to reductions in employment costs and consulting costs while the decrease in the first half compared to last year was driven principally by favorable employment costs, lower consulting costs and a decrease in depreciation and amortization. The SG&A expense in the first half of 2015 included $668,000 for the write-off of bank fees as compared to a write-off of $1,070,000 recorded during the first half of 2014.

SG&A expenses for IPG decreased by 19.8%, or $2,203,000, for the quarter and by 18.6%, or $3,949,000 for the first six months of 2015, compared to the same periods a year ago. Foreign currency translation impact for the quarter and first half of the year had no significant impact. Excluding the foreign currency translation impact, SG&A expenses decreased by $2,197,000, or 19.7%, and by $3,959,000, or 18.6%, for the three and six months ended June 30, 2015, respectively, compared to the same periods a year ago. The SG&A expense decreases for the quarter and first half of the year were primarily attributable to lower employment costs and depreciation and amortization expenses.

Asia/Pacific SG&A expenses decreased 30.2%, or $1,740,000, and 23.3%, or $2,619,000, for the three and six months ended June 30, 2015, compared to the same periods a year ago, with foreign currency translation decreasing SG&A expenses by $698,000, or 12.1 percentage points, and by $1,233,000, or 11.0 percentage points, for each period, respectively. Excluding the foreign currency translation impact, SG&A expenses decreased by $1,042,000, or 18.1%, and $1,386,000, or 12.3%, for the quarter and first half of the year, which was primarily driven by favorable employment costs and a decrease in depreciation and amortization.

SG&A expenses related to the Other Segment decreased by 7.6%, or $505,000, and 15.8%, or $1,860,000 for the three and six months ended June 30, 2015, compared to the same periods a year ago. The SG&A expense decreases for the quarter and first half of the year were primarily attributable to lower legal and professional costs.

 Charge Related to Restructuring Activities. Restructuring charges totaled $929,000 in the first six months of 2015 related principally to severance costs ($928,000) incurred primarily in the NA/HME segment ($690,000) and to a lesser extent the Europe segment ($160,000). In the first six months of 2014, the Company incurred restructuring charges of $4,330,000, principally related to severance in North America/HME, and to a lesser extent the Europe and IPG segments, as well as building write-downs in the IPG segment, associated with the closure of the Company's London, Canada facility, and the European segment, associated with a facility closure in Sweden.

Interest. Interest expense decreased to $587,000 and $1,279,000 for the three and six months ended June 30, 2015, respectively, compared to $1,046,000 and $1,735,000 for the same periods a year ago, representing decreases of 43.9% and 26.3%, respectively. The decline interest expense was driven by lower average borrowings. Interest income was $42,000 and $80,000 for the three and six months ended June 30, 2015, respectively, compared to $323,000 and $391,000 for the same periods last year. Interest income in 2014 was higher primarily due to interest received on the settlement of a German value added tax claim.

Income Taxes. The Company had an effective tax rate of 26.6% and 36.4% on losses before tax from continuing operations for the three and six months ended June 30, 2015, respectively, compared to an expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three and six months ended June 30, 2015 was unfavorable to the U.S. federal statutory rate benefit, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The rate benefited by taxes outside the United States, excluding countries with tax valuation allowances, at an effective rate lower than the U.S. statutory rate.

The Company had an effective tax rate of 24.8% and 17.2% on losses before tax from continuing operations for the three and six months ended June 30, 2014, respectively, compared to an expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three and six months ended June 30, 2014 was unfavorable to the U.S. federal statutory rate benefit, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The rate benefited by taxes outside the United States, excluding countries with tax valuation allowances, at an effective rate lower than the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) and working capital management.

The Company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, increased by $27,131,000 to $49,461,000 at June 30, 2015 from $22,330,000 as of December 31, 2014. The Company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $1,612,000 and $1,999,000 as of June 30, 2015 and December 31, 2014, respectively. The debt increase during the first six months of 2015 was principally a result of the recording of $32,339,000 in capital lease liabilities as a result of the Company's real estate sale and leaseback transaction completed in the second quarter of 2015. The Company's cash and cash equivalents were $22,671,000 at June 30, 2015, down from $38,931,000 as of December 31, 2014. At June 30, 2015, the Company had outstanding borrowings of zero on its revolving credit facility as compared to $4,000,000 as of December 31, 2014.

The Company's borrowing capacity and cash balances were utilized for normal operations during the period ended June 30, 2015. Debt repurchases, acquisitions, divestitures, the timing of vendor payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the Company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. For the six months ended June 30, 2015, the outstanding borrowings on the Company's revolving credit facility varied from a low of zero to a high of $35,000,000. While the Company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the Company, loans or other purposes, except in China where the cash balance as of June 30, 2015 was approximately $5,900,000.

On January 16, 2015, the Company entered into an asset-based lending Revolving Credit and Security Agreement (the “Credit Agreement”). The proceeds of the Credit Agreement were used to repay approximately $17,000,000 in aggregate principal amount of borrowings and terminate the Company's prior credit agreement, which was scheduled to mature in October 2015. As determined pursuant to the borrowing base formula, the Company’s borrowing base including the period ending June 30, 2015 under the credit facility of the Credit Agreement was approximately $75,285,000, with aggregate borrowing availability of approximately $46,929,000, taking into account the $10,000,000 minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount noted below. See Long-Term Debt in the Notes to the Consolidated Financial Statements for more details regarding the Credit Agreement.

As a result of entering the Credit Agreement, the Company incurred $1,391,000 in fees, which were capitalized and are being amortized through January 2018. In addition, as a result of terminating the prior credit agreement, which was scheduled to mature in October 2015, the Company wrote-off $668,000 in previously capitalized fees in the first quarter of 2015, which is reflected in the expense of the North America / HME segment.

As of June 30, 2015, the Company was in compliance with all covenant requirements. The Credit Agreement contains customary representations, warranties and covenants including dominion triggers requiring the Company to maintain borrowing capacity of not less than $11,250,000 on an given business day or $12,500,000 for 5 consecutive days in order to avoid triggering full control by an agent for the lenders of the Company's cash receipts for application to the Company's obligations under the agreement.

If the Company is unable to comply with the provisions in the Credit Agreement, it could result in a default, which could trigger acceleration of, or the right to accelerate, the related debt. Because of cross-default provisions in its agreements and instruments governing certain of the Company's indebtedness, a default under the Credit Agreement could result in a default under, and the acceleration of, certain other Company indebtedness. In addition, the Company's lenders would be entitled to proceed against the collateral securing the indebtedness.

Based on the Company's current expectations, the Company believes that its cash balances, cash generated by operations and available borrowing capacity under its Credit Agreement should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, the Company's ability to satisfy its liquidity needs will depend on many factors, including the operating performance of the business, the Company's ability to successfully complete in a timely manner the third-party expert certification audit and FDA inspection contemplated under the consent decree and receipt of the written notification from the FDA permitting the Company to resume full operations, as well as the Company's compliance with the provisions under its Credit Agreement. In addition, the Company must make additional SERP and deferred compensation payments totaling approximately $13,685,000 by the end of the third quarter of 2015 as the result of the retirement of senior executives during 2014 which will negatively impact operating cash flows for the Company. Notwithstanding the Company's expectations, if the Company's operating results decline as the result of pressures on the business due to, for example, currency fluctuations or regulatory issues or the Company's failure to execute its business plans, the Company may be unable to comply with its obligations under the Credit Agreement, and its lenders could demand repayment of the amounts outstanding under the Company's credit facility.

As a result, continued compliance with the Company's Credit Agreement is a high priority, which means the Company remains focused on generating sufficient cash and managing its expenditures. The Company also may examine alternatives such as raising additional capital through asset sales or additional sales and leaseback of properties. Such items, if available on terms satisfactory to the Company, could be dilutive to the Company's results. For instance, in April 2015, the Company sold and leased back, under long-term leases, five of its properties located in Ohio and Florida for net proceeds of $23,000,000 which were used to reduce debt on the Company’s revolving asset-based credit facility. As well, in July 2015, the Company's sold its U.S. Rental Subsidiaries for net proceeds of approximately $13,700,000, which were used to reduce debt. In addition, if necessary and advisable, the Company may seek to renegotiate its Credit Agreement in order to remain in compliance with its obligations. The Company can make no assurances that under such circumstances its financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to the Company, if at all.

The Company may from time to time seek to retire or purchase its 4.125% Convertible Senior Subordinated Debentures due 2027. The Company has not repurchased and extinguished any of its Convertible Senior Subordinated Debentures since 2012. At June 30, 2015, the Company had $13,350,000 remaining of Convertible Senior Subordinated Debentures.

While there is general concern about the potential for rising interest rates, the Company believes that its exposure to interest rate fluctuations is manageable as the Company has the ability to utilize swaps to exchange variable rate debt for fixed rate debt, if needed, and the Company expects that it will be able to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of June 30, 2015, the weighted average floating interest rate on revolving credit borrowings was 4.15% compared to 2.25% as of December 31, 2014.

CAPITAL EXPENDITURES

The Company estimates that capital investments for 2015 could approximate between $10,000,000 and $15,000,000, compared to actual capital expenditures of $12,327,000 in 2014. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures. The Credit Agreement, entered into on January 16, 2015, limits the Company's annual capital expenditures to $20,000,000. As of June 30, 2015, the Company has material capital expenditure commitments outstanding, consisting primarily of computer systems contracts. See Item 7. Contractual Obligations of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

CASH FLOWS

Cash flows used by operating activities were $35,395,000 for the first six months of 2015, compared to cash flows used by operating activities of $13,899,000 in the first six months of 2014. The negative operating cash flow in 2015 was principally due to $10,966,000 in benefit payments related to the 2014 retirements of executive officers of the Company and to increased accounts receivable driven primarily by net sales growth, excluding the impact of foreign currency translation and higher inventory levels.

Cash flows provided by investing activities were $31,941,000 for the first six months of 2015, compared to cash used of $1,927,000 in the first six months of 2014. The significant change in investing cash flow was primarily attributable to the receipt of $23,000,000 in proceeds from the Company's real estate sale leaseback transaction as well as the surrender of corporate-owned life insurance totaling $11,900,000 in the first six months of 2015 to fund benefit payments related to the retirement of executive officers of the Company in 2014. The Company must make additional benefit payments totaling approximately $13,685,000 by the end of the third quarter of 2015 as the result of the retirement of executive officers during 2014 which will negatively impact the Company's future operating cash flows.

Cash flows used by financing activities were $10,382,000 in the first six months of 2015 compared to cash flow provided of $7,672,000 in the first six months of 2014. Cash flows used in the first six months of 2015 reflect net debt payments in the quarter as well as the payment of financing costs related to the Company refinancing its debt in January 2015.

During the first six months of 2015, free cash flow was negative $14,180,000 compared to negative $17,327,000 in the first six months of 2014. The first six months 2015 free cash flow was negatively impacted by $10,966,000 in benefit payments related to the 2014 retirements of two executive officers of the Company, increased accounts receivable driven primarily by net sales growth, excluding the impact of foreign currency translation, and higher inventory levels. The first six months 2015 free cash flow was positively impacted by $23,000,000 in proceeds from the Company's real estate sale leaseback transaction. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities, excluding net cash flow impact related to restructuring activities, less purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used by operating activities	$(35,395)	$(13,899)
Plus: Net cash impact related to restructuring activities	2,409	3,467
Plus: Sales or property and equipment	23,089	3
Less: Purchases of property and equipment	(4,283)	(6,898)
Free Cash Flow	$(14,180)	$(17,327)

BUSINESS SEGMENT NET SALES

Business Segment Net Sales - The following table provides net sales change for continuing operations as reported and as adjusted to exclude the impact of foreign exchange translation (constant currency net sales) comparing the three months ended June 30, 2015 to June 30, 2014:

	Reported	Foreign Exchange Translation Impact	Constant Currency
North America / HME	(11.4)%	(0.9)%	(10.5)%
Institutional Products Group	6.1%	(0.8)%	6.9%
Europe	(16.7)%	(19.6)%	2.9%
Asia/Pacific	(9.3)%	(16.0)%	6.7%
Consolidated	(12.4)%	(10.3)%	(2.1)%

The following table provides net sales change for continuing operations as reported and as adjusted to exclude the impact of foreign exchange translation (constant currency net sales) comparing the six months ended June 30, 2015 to June 30, 2014:

	Reported	Foreign Exchange Translation Impact	Constant Currency
North America / HME	(5.7)%	(0.9)%	(4.8)%
Institutional Products Group	0.7%	(0.8)%	1.5%
Europe	(13.3)%	(16.9)%	3.6%
Asia/Pacific	(9.3)%	(13.7)%	4.4%
Consolidated	(8.9)%	(8.9)%	—%

DIVIDEND POLICY

On May 14, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of July 2, 2015, which was paid on July 13, 2015. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis.

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

Accounting for Stock-Based Compensation
The Company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The Company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted. As of June 30, 2015, there was $14,050,000 of total unrecognized compensation cost from stock-based compensation arrangements, which is related to non-vested options and shares, and includes $10,840,000 related to restricted stock awards, $1,457,000 related to non-qualified stock options and $1,753,000 related to performance share awards.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company has at times used interest swap agreements to mitigate its exposure to interest rate fluctuations. As of June 30, 2015, the Company had no variable debt outstanding and thus a 1% change in interest rates would have no impact on annual interest expense. Additionally, the Company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company’s financial condition or results of operations.

On January 16, 2015, the Company entered into the Credit Agreement. The proceeds of the Credit Agreement were used to repay and terminate the Company’s prior credit agreement, which was scheduled to mature in October 2015. Accordingly, while the Company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the Company recently entered into its Credit Agreement. The Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days. Should the Company fail to comply with these requirements, the Company would potentially have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

As of June 30, 2015, the Company had zero outstanding under its Credit Agreement, which provides for a senior secured revolving credit facility of up to $100,000,000 at variable rates, subject to availability based on a borrowing base formula, and $13,350,000 outstanding in principal on its 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $1,612,000 is included in equity.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental enforcement actions; product liability or warranty claims; product recalls, including more extensive recall experience than expected; compliance costs, limitations on the production and/or distribution of the company's products, inability to bid on or win certain contracts, unabsorbed capacity utilization, including fixed costs and overhead, or other adverse effects of the FDA consent decree of injunction; any circumstances or developments that might further delay or adversely impact the results of the final, most comprehensive third-party expert certification audit or FDA inspection at any time of the company's quality systems at the Elyria, Ohio, facilities impacted by the FDA consent decree, including any possible requirement to perform additional remediation activities or further resultant delays in receipt of the written notification to resume operations (which could have a material adverse effect on the company's business, financial condition, liquidity or results of operations); the failure or refusal of customers or healthcare professionals to sign verification of medical necessity (VMN) documentation or other certification forms required by the exceptions to the FDA consent decree; possible adverse effects of being leveraged, including interest rate or event of default risks; the company's inability to satisfy its liquidity needs in light of monthly borrowing base movements and daily cash needs of the business under its asset-based lending credit facility; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the Medicare National Competitive Bidding program); impacts of the U.S. Affordable Care Act of 2010 (such as, for example, the impact on the company of the excise tax on certain medical devices, and the company's ability to successfully offset such impact); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; exchange rate or tax rate fluctuations; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs or new product platforms that deliver the anticipated benefits; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt; provisions of Ohio law or in the company's debt agreements or charter documents that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2015, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015, in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
In December 2012, the Company reached agreement with the FDA on the terms of the consent decree of injunction with respect to the Company's Corporate facility and its Taylor Street wheelchair manufacturing facility in Elyria, Ohio. A complaint and consent decree were filed in the U.S. District Court for the Northern District of Ohio, and on December 21, 2012, the Court approved the consent decree and it became effective. The consent decree limited the Company's manufacture and distribution of power and manual wheelchairs, wheelchair components and wheelchair sub-assemblies at or from its Taylor Street manufacturing facility. The decree also initially limited design activities related to wheelchairs and power beds that take place at the impacted Elyria, Ohio facilities. The Company is entitled to continue to produce from the Taylor Street manufacturing facility certain medically necessary wheelchairs provided that documentation and record-keeping requirements are followed, as well as ongoing replacement, service and repair of products already in use, under terms delineated in the consent decree. Under the terms of the consent decree, in order to resume full operations at the impacted facilities, the Company must successfully complete a third-party expert certification audit at the impacted Elyria facilities, which is comprised of three distinct reports that must be submitted to, and accepted by, the FDA. After the final certification report is submitted to the FDA, along with the Company’s own report as to its compliance as well as responses to any observations in the certification report, the FDA will perform an inspection of the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the Quality System Regulation (QSR). The FDA has the authority to inspect any FDA registered facility at any time. Once satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.

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
With the help of a consulting firm the Company engaged in 2014, the Company's internal subject matter experts are executing on its action plans to improve the functionality and capabilities of its quality system. The Company cannot predict the timing or the outcome of the final expert certification audit nor acceptance of the results of this audit by the FDA. After the expert's certification report is completed and submitted to the FDA, along with the Company’s own report related to its compliance status together with its responses to any observations in the certification report, the FDA is expected to inspect the Company's Corporate and Taylor Street facilities to determine whether they are in compliance with the FDA's QSR. If the FDA is satisfied with the Company's compliance, the FDA will provide written notification that the Company is permitted to resume full operations at the impacted facilities.
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
In December 2010, the Company received a warning letter from the FDA related to quality system processes and procedures at the Company's Sanford, Florida facility. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 containing four inspectional observations. In January 2014, the FDA conducted inspections at the Company’s manufacturing facility in Suzhou, China and at the Company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Form 483 to the Company after these inspections, and the Company submitted its responses to the agency in a timely manner. The Company has timely filed its response with the FDA and continues to work on addressing the FDA observations. See Item Item 1. Business - Government Regulation - Other FDA Matters and 1A. Risk Factors in the Company's Annual Report on Form 10-K for the period ending December 31, 2014.
On November 15, 2013, an amended complaint, in a lawsuit originally instituted on May 24, 2013, was filed against Invacare Corporation, Gerald B. Blouch and A. Malachi Mixon III in the U.S. District Court for the Northern District of Ohio, alleging that the defendants violated federal securities laws by failing to properly disclose the issues that the Company faced with the FDA. The lawsuit seeks class certification and unspecified damages and attorneys' fees for purchasers of the Company's common shares between February 27, 2009 and December 7, 2011. After mediation, the parties entered into an agreement to settle the matter, which agreement was preliminarily approved by the court on July 23, 2015 and which remains subject to final court approval. The settlement amount is expected to be entirely paid by the Company’s insurance carriers.

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

Additional information regarding the Company's commitments and contingencies is included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Contingencies in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the Company during the three months ended June 30, 2015.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
4/1/2015	-	4/30/2015	—	$—	—	2,453,978
5/1/2015	-	5/31/2015	1,296	21.62	—	2,453,978
6/1/2015	-	6/30/2015	—	—	—	2,453,978
Total			1,296	$21.62	—	2,453,978
________________________

(1)
All 1,296 shares repurchased between April 1, 2015 and June 30, 2015 were surrendered to the Company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees by the Company.

(2)
In 2001, the Board of Directors authorized the Company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the Company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the Company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The Company purchased no shares pursuant to this Board authorized program during the quarter ended June 30, 2015.

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

INVACARE CORPORATION

Date:	August 5, 2015	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)