Form 10-Q
period 2015-09-30
INVACARE CORP
filed 2015-11-04
CIK 742112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of November 2, 2015, the registrant had 31,464,819 Common Shares and 1,084,747 Class B Common Shares outstanding.

INVACARE CORPORATION

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$283,776	$320,520	$859,073	$951,964
Cost of products sold	206,137	235,873	627,052	692,946
Gross Profit	77,639	84,647	232,021	259,018
Selling, general and administrative expenses	77,577	98,181	241,362	295,328
Charges related to restructuring activities	11	4,077	940	8,407
Asset write-downs related to intangible assets	—	8,253	—	8,253
Interest expense	883	549	2,162	2,284
Interest income	(42)	(38)	(122)	(429)
Loss from Continuing Operations Before Income Taxes	(790)	(26,375)	(12,321)	(54,825)
Income tax provision	7,000	2,350	11,200	7,250
Net loss from Continuing Operations	(7,790)	(28,725)	$(23,521)	$(62,075)
Net Earnings-Discontinued Operations (net of tax of $585 and $985 for 2014)	—	50	—	1,811
Gain on Sale of Discontinued Operations (net of tax of $0; $3,490; $140; and $3,490)	—	13,579	260	13,579
Total Net Earnings from Discontinued Operations	—	13,629	260	15,390
Net Loss	$(7,790)	$(15,096)	$(23,261)	$(46,685)
Dividends Declared per Common Share	$0.0125	$0.0125	$0.0375	$0.0375
Net Earnings (Loss) per Share—Basic
Net Loss from Continuing Operations	$(0.24)	$(0.90)	$(0.73)	$(1.94)
Net Earnings from Discontinued Operations	$—	$0.43	$0.01	$0.48
Net Loss per Share—Basic	$(0.24)	$(0.47)	$(0.72)	$(1.46)
Weighted Average Shares Outstanding—Basic	32,175	32,006	32,144	32,005
Net Earnings (Loss) per Share—Assuming Dilution
Net Loss from Continuing Operations	$(0.24)	$(0.90)	$(0.73)	$(1.94)
Net Earnings from Discontinued Operations	$—	$0.42	$0.01	$0.48
Net Loss per Share—Assuming Dilution	$(0.24)	$(0.47)	$(0.72)	$(1.46)
Weighted Average Shares Outstanding—Assuming Dilution	32,715	32,194	32,655	32,216

Net Loss	$(7,790)	$(15,096)	$(23,261)	$(46,685)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,518	(22,836)	(55,542)	(21,124)
Defined Benefit Plans:
Amortization of prior service costs and unrecognized gains	(66)	30	747	753
Amounts arising, primarily due to the addition of new participants	—	—	(784)	—
Deferred tax adjustment resulting from defined benefit plan activity	24	(8)	13	(195)
Valuation reserve associated with defined benefit plan activity	(24)	6	(13)	29
Current period unrealized gain (loss) on cash flow hedges	(630)	809	404	708
Deferred tax loss related to unrealized gain (loss) on cash flow hedges	78	(347)	(7)	(104)
Other Comprehensive Income (Loss)	3,900	(22,346)	(55,182)	(19,933)
Comprehensive Loss	$(3,890)	$(37,442)	$(78,443)	$(66,618)

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2015	December 31, 2014
	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$33,472	$38,931
Trade receivables, net	143,340	154,207
Installment receivables, net	1,026	1,054
Inventories, net	147,059	155,561
Deferred income taxes	1,336	2,048
Other current assets	31,128	36,798
Assets held for sale	—	17,388
Total Current Assets	357,361	405,987
Other Assets	6,300	19,053
Intangibles	33,066	38,013
Property and Equipment, net	86,333	79,659
Goodwill	382,289	421,019
Total Assets	$865,349	$963,731
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$100,465	$119,927
Accrued expenses	123,329	155,699
Current taxes, payable and deferred	22,575	12,634
Short-term debt and current maturities of long-term obligations	1,849	959
Liabilities held for sale	—	1,013
Total Current Liabilities	248,218	290,232
Long-Term Debt	45,786	19,372
Other Long-Term Obligations	80,484	88,805
Shareholders’ Equity
Preferred Shares (Authorized 300 shares; none outstanding)	—	—
Common Shares (Authorized 100,000 shares; 34,651 and 34,219 issued in 2015 and 2014, respectively)—no par	8,718	8,591
Class B Common Shares (Authorized 12,000 shares; 1,085 issued and outstanding in 2015 and 2014, respectively)—no par	272	272
Additional paid-in-capital	245,816	240,743
Retained earnings	313,911	338,362
Accumulated other comprehensive income	16,437	71,619
Treasury shares (3,188 and 3,187 shares in 2015 and 2014, respectively)	(94,293)	(94,265)
Total Shareholders’ Equity	490,861	565,322
Total Liabilities and Shareholders’ Equity	$865,349	$963,731

See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities	(In thousands)
Net loss	$(23,261)	$(46,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of businesses	(424)	(17,069)
Depreciation and amortization	14,577	26,409
Provision for losses on trade and installment receivables	843	1,690
Provision (benefit) for deferred income taxes	3,222	452
Provision for other deferred liabilities	238	(339)
Provision for stock-based compensation	3,297	4,404
Loss on disposals of property and equipment	965	178
Loss on debt extinguishment including debt finance charges and associated fees	668	—
Asset write-downs related to intangible assets	—	8,253
Asset write-downs related to restructuring activities	—	1,163
Amortization of convertible debt discount	588	525
Changes in operating assets and liabilities:
Trade receivables	2,235	10,201
Installment sales contracts, net	315	(311)
Inventories	316	(12,059)
Other current assets	6,002	3,269
Accounts payable	(14,439)	6,674
Accrued expenses	(17,940)	26,973
Other long-term liabilities	(12,751)	(13,590)
Net Cash (Used) Provided by Operating Activities	(35,549)	138
Investing Activities
Purchases of property and equipment	(5,896)	(9,295)
Proceeds from sale of property and equipment	23,093	9
Proceeds from sale of business	13,700	21,870
Change in other long-term assets	13,349	12,083
Other	107	177
Net Cash Provided by Investing Activities	44,353	24,844
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	194,610	201,766
Payments on revolving lines of credit and long-term borrowings	(205,333)	(226,432)
Proceeds from exercise of stock options	1,914	162
Payment of financing costs	(1,954)	—
Payment of dividends	(1,192)	(1,188)
Net Cash Used by Financing Activities	(11,955)	(25,692)
Effect of exchange rate changes on cash	(2,308)	(9)
Decrease in cash and cash equivalents	(5,459)	(719)
Cash and cash equivalents at beginning of year	38,931	29,785
Cash and cash equivalents at end of period	$33,472	$29,066
See notes to condensed consolidated financial statements.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and include all adjustments, which were of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2015, the results of its operations and changes in its cash flow for the nine months ended September 30, 2015 and 2014, respectively. Certain foreign subsidiaries, represented by the European segment, are consolidated using an August 31 quarter end in order to meet filing deadlines. No material subsequent events have occurred related to the European segment, which would require disclosure or adjustment to the Company's financial statements. All significant intercompany transactions are eliminated. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Recent Accounting Pronouncements: In April 2014, the FASB issued ASU 2014-08 changing the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held for sale or is disposed. The amendments in this update also require additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. This standard must be prospectively applied to all reporting periods presented in financial reports issued after the effective date. Early adoption was permitted for disposals that were not reported in financial statements previously issued or available for issuance. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2014. This standard can impact the presentation of the Company's financial statements but will not affect the calculation of net income, comprehensive income or earnings per share. The Company adopted ASU 2014-08 effective January 1, 2015 which impacted the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss), Balance Sheets and Statement of Cash Flows. Specifically, the disposal of the United States Rentals businesses, in the third quarter of 2015, were not deemed to be a discontinued operation.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires a company to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance requires five steps to be applied: 1) identify the contract(s) with customers, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligation in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The new accounting guidance is effective for annual periods beginning after December 15, 2017, due to an approved one-year deferral, and early adoption is not permitted. The Company is currently reviewing the impact of the adoption of ASU 2014-09 on the Company's financial statements.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015 effective for fiscal periods beginning after December 15, 2015 and early adoption is permitted. The Company is currently reviewing the impact of the adoption of ASU 2015-03 on the Company's financial statements.

Operations Held For Sale

On May 14, 2015, the Company's board of directors authorized the Company and Invacare Continuing Care, Inc., a Missouri Corporation and wholly-owned subsidiary of the Company ("ICC") to enter into an agreement to sell all the issued and outstanding membership interests of Dynamic Medical Systems, LLC, a Nevada limited liability company, and Invacare Outcomes Management, LLC, a Delaware limited liability company, each a wholly-owned subsidiary of ICC (“collectively the rentals businesses”). The Company determined on that date that the "held for sale" criteria of ASC 360-10-45-9 were met, and accordingly, the assets and liabilities of the rentals businesses (long-lived asset disposal group) are shown at their carrying amounts, which approximate their fair values. The rentals businesses had been operated on a stand-alone basis and reported as part of the Institutional Products Group (IPG) segment of the Company.

On July 2, 2015, ICC completed the sale (the "Transaction") of all the issued and outstanding membership interests in the rentals businesses, pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) among the Company, ICC and Joerns Healthcare Parent, LLC, a Delaware limited liability company. The price paid to ICC for the rentals businesses was approximately $15,500,000 in cash, which was subject to certain post-closing adjustments required by the Purchase Agreement. Net proceeds from the Transaction were approximately $13,700,000, net of taxes and expenses. The Company recorded a pre-tax gain of approximately $24,000 in the third quarter of 2015, which represents the excess of the net sales price over the book value of the assets and liabilities of the rentals businesses, as of the date of completion of the disposition. The Company recorded expenses related to the sale of the rentals businesses totaling $1,792,000, of which $917,000 have been paid as of September 30, 2015. The sale of the rentals businesses was not dilutive to the Company's results. The Company utilized the net proceeds from the sale to reduce debt outstanding under its credit agreement. The Company determined that the sale of the rentals businesses did not meet the criteria for classification as a discontinued operation in accordance with ASU 2014-08. The rentals businesses were treated as held for sale as of June 30, 2015 until sold on July 2, 2015.

The assets and liabilities of the rentals businesses that were sold and shown as held for sale in the Company's Consolidated Balance Sheets were comprised of the following (in thousands):

	July 2, 2015	December 31, 2014
Trade receivables, net	$5,834	$6,207
Inventories, net	412	315
Other current assets	212	221
Property and Equipment, net	4,126	5,896
Goodwill	4,518	4,692
Intangibles	40	57
Assets sold	$15,142	$17,388

Accounts payable	$410	$225
Accrued expenses and other short-term obligations	1,056	788
Liabilities sold	$1,466	$1,013

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

The assets and liabilities of Altimate were the following as of the date of the sale, August 29, 2014, (in thousands):

August 29, 2014
Trade receivables, net	$2,019
Inventories, net	1,954
Other current assets	246
Property and Equipment, net	176
Other Intangibles	1,047
Assets sold	$5,442

Accounts payable	$425
Accrued expenses	316
Liabilities sold	$741

The net sales of the Altimate discontinued operations were $2,841,000 and $11,778,000 and earnings before income taxes were $634,000 and $2,796,000 for the three and nine months ended September 30, 2014, respectively. Results for Altimate include an interest expense allocation from continuing operations to discontinued operations of $52,000 and $202,000 for the three and nine months ended September 30, 2014, respectively, as net proceeds from the sale were required to be utilized to pay down debt. The interest allocation was based on the net proceeds assumed to pay down debt applying the Company's average interest rates for the periods presented. The Company recorded an incremental intra-period tax allocation expense to discontinued operations for the nine months ended September 30, 2014 representing the cumulative intra-period allocation expense to discontinued operations based on the Company's September 30, 2014 estimates of the projected domestic taxable loss related to continuing operations for 2014. The Company recorded cumulative expenses related to the sale of discontinued operations, including Altimate, totaling $8,401,000, of which $8,006,000 have been paid as of September 30, 2015. The Company has classified Altimate as a discontinued operation for all periods presented.

Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from health care, medical equipment providers and long term care facilities located throughout the United States, Australia, Canada, New Zealand, China and Europe. A significant portion of products sold to providers, both foreign and domestic, are ultimately funded through government reimbursement programs such as Medicare and Medicaid in the U.S. As a consequence, changes in these programs can have an adverse impact on dealer liquidity and profitability. The estimated allowance for uncollectible amounts ($11,756,000 at September 30, 2015 and $11,970,000 at December 31, 2014) is based primarily on management’s evaluation of the financial condition of specific customers. In addition, as a result of the Company's financing arrangement with De Lage Landen, Inc. ("DLL"), a third party financing company which the Company has worked with since 2000, management monitors the collection status of these contracts in accordance with the Company’s limited recourse obligations and provides amounts necessary for estimated losses in the allowance for doubtful accounts and establishes reserves for specific customers as needed. The Company charges off uncollectible trade accounts receivable after such receivables are moved to collection status and legal remedies are exhausted. See Concentration of Credit Risk in the Notes to the Consolidated Financial Statements for a description of the financing arrangement. Long-term installment receivables are included in “Other Assets” on the consolidated balance sheet.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

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

For purposes of granting or extending credit, the Company utilizes a scoring model to generate a composite score that considers each customer’s consumer credit score and/or D&B credit rating, payment history, security collateral and time in business. Additional analysis is performed for most customers desiring credit greater than $250,000, which generally includes a detailed review of the customer’s financials as well as consideration of other factors such as exposure to changing reimbursement laws.

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

Installment receivables consist of the following (in thousands):

	September 30, 2015			December 31, 2014
	Current	Long- Term	Total	Current	Long- Term	Total
Installment receivables	$2,539	$4,292	$6,831	$2,692	$5,117	$7,809
Less: Unearned interest	(46)	—	(46)	(46)	—	(46)
	2,493	4,292	6,785	2,646	5,117	7,763
Allowance for doubtful accounts	(1,467)	(3,564)	(5,031)	(1,592)	(4,260)	(5,852)
	$1,026	$728	$1,754	$1,054	$857	$1,911

Installment receivables purchased from DLL during the nine months ended September 30, 2015 increased the gross installment receivables balance by $738,000. No sales of installment receivables were made by the Company during the quarter.

The movement in the installment receivables allowance for doubtful accounts was as follows (in thousands):

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Balance as of beginning of period	$5,852	$6,039
Current period provision	(291)	796
Direct write-offs charged (reversals) against the allowance	(530)	(983)
Balance as of end of period	$5,031	$5,852

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

Installment receivables by class as of September 30, 2015 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$5,802	$5,802	$4,952	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	950	904	—	39
Impaired installment receivables with a related allowance recorded	79	79	79	—
Total Canadian installment receivables	1,029	983	79	39
Total
Non-Impaired installment receivables with no related allowance recorded	950	904	—	39
Impaired installment receivables with a related allowance recorded	5,881	5,881	5,031	—
Total installment receivables	$6,831	$6,785	$5,031	$39

Installment receivables by class as of December 31, 2014 consist of the following (in thousands):

	Total Installment Receivables	Unpaid Principal Balance	Related Allowance for Doubtful Accounts	Interest Income Recognized
U.S.
Impaired installment receivables with a related allowance recorded	$6,735	$6,735	$5,786	$—
Canada
Non-Impaired installment receivables with no related allowance recorded	1,008	962	—	82
Impaired installment receivables with a related allowance recorded	66	66	66	—
Total Canadian installment receivables	1,074	1,028	66	82
Total
Non-Impaired installment receivables with no related allowance recorded	1,008	962	—	82
Impaired installment receivables with a related allowance recorded	6,801	6,801	5,852	—
Total installment receivables	$7,809	$7,763	$5,852	$82

Installment receivables with a related allowance recorded as noted in the table above represent those installment receivables on a non-accrual basis in accordance with ASU 2010-20. As of September 30, 2015, the Company had no U.S. installment receivables past due of 90 days or more for which the Company is still accruing interest. Individually, all U.S. installment receivables are assigned a specific allowance for doubtful accounts based on management’s review when the Company does not expect to receive both the contractual principal and interest payments as specified in the loan agreement. In Canada, the Company had an immaterial amount of Canadian installment receivables which were past due of 90 days or more as of September 30, 2015 and December 31, 2014 for which the Company is still accruing interest.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

The aging of the Company’s installment receivables was as follows (in thousands):

	September 30, 2015			December 31, 2014
	Total	U.S.	Canada	Total	U.S.	Canada
Current	$936	$—	$936	$976	$—	$976
1-29 Days Past Due	1	—	1	15	—	15
30-59 Days Past Due	1	—	1	2	—	2
60-89 Days Past Due	—	—	—	—	—	—
90+ Days Past Due	5,893	5,802	91	6,816	6,735	81
	$6,831	$5,802	$1,029	$7,809	$6,735	$1,074

Inventories

Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Finished goods	$79,725	$85,828
Raw materials	54,357	57,509
Work in process	12,977	12,224
	$147,059	$155,561

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Value added tax receivables	$15,568	$21,273
Recoverable income taxes	46	261
Derivatives (foreign currency forward contracts)	2,204	520
Prepaid insurance	368	2,713
Prepaid and other current assets	12,942	12,031
	$31,128	$36,798

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Cash surrender value of life insurance policies	$3,273	$15,765
Deferred financing fees	932	408
Investments	187	249
Installment receivables	728	857
Deferred taxes	598	613
Other	582	1,161
	$6,300	$19,053

The change in cash surrender value of life insurance policies in 2015 was principally the result of the Company selling life insurance policies to fund retirement payments to certain executive officers of the Company.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Machinery and equipment	$306,859	$318,286
Land, buildings and improvements	75,966	81,219
Furniture and fixtures	10,678	11,738
Leasehold improvements	12,125	14,517
	405,628	425,760
Less allowance for depreciation	(319,295)	(346,101)
	$86,333	$79,659

On April 23, 2015, the Company entered into a real estate sale-leaseback transaction which resulted in Land, buildings and improvements being decreased by $15,843,000 for assets sold, net of allowance for depreciation, and increased by $32,339,000 as a result of recording capitalized lease assets. As of September 30, 2015, accumulated depreciation related to the capitalized leases totaled $674,000. On July 2, 2015, the Company completed the sale of its rentals businesses which decreased net property, plant and equipment by $4,126,000.

Goodwill
As a result of the Company's divestiture of the rentals businesses, goodwill was reduced for the Institutional Product Group segment by $4,518,000. The remaining change in goodwill from December 31, 2014 to September 30, 2015 was due to foreign currency translation.

Intangibles

All of the Company’s intangible assets have been assigned definite lives and continue to be amortized over their useful lives, except for $25,794,000 related to trademarks, which have indefinite lives. The changes in intangible balances reflected on the balance sheet from December 31, 2014 to September 30, 2015 were the result of foreign currency translation and amortization.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

The Company's intangibles consist of the following (in thousands):

	September 30, 2015		December 31, 2014
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Customer lists	$52,405	$46,924	$57,705	$50,355
Trademarks	25,794	—	28,371	—
License agreements	1,100	1,100	1,290	1,290
Developed technology	7,715	6,093	8,297	6,340
Patents	5,976	5,835	6,102	5,804
Other	1,148	1,120	1,148	1,111
	$94,138	$61,072	$102,913	$64,900

Amortization expense related to intangibles was $1,497,000 in the first nine months of 2015 and is estimated to be $1,914,000 in 2015, $1,624,000 in 2016, $1,547,000 in 2017, $1,534,000 in 2018, $1,268,000 in 2019 and $181,000 in 2020. Amortized intangibles are being amortized on a straight-line basis over remaining lives of 1 to 10 years with the majority of the intangibles being amortized over an average remaining life of approximately 5 years.

Current Liabilities

Accrued expenses consist of accruals for the following (in thousands):

	September 30, 2015	December 31, 2014
Salaries and wages	$36,358	$40,850
Taxes other than income taxes, primarily Value Added Taxes	20,767	24,743
Warranty cost	26,682	30,738
Supplemental Executive Retirement Program	391	21,517
Freight	6,273	6,202
Professional	8,135	6,613
Product liability, current portion	3,727	4,334
Rebates	1,899	1,722
Insurance	1,294	1,266
Interest	783	1,068
Derivative liabilities	2,235	2,526
Severance	2,225	4,209
Other items, principally trade accruals	12,560	9,911
	$123,329	$155,699

Accrued rebates relate to several volume incentive programs the Company offers its customers. The Company accounts for these rebates as a reduction of revenue when the products are sold in accordance with the guidance in ASC 605-50, Customer Payments and Incentives.

As a result of the retirement of certain executives of the Company during 2015, Supplemental Executive Retirement Program (SERP) and deferred compensation payments of $21,126,000 and $3,525,000, respectively, were made during the nine months ended September 30, 2015.

Generally, the Company's products are covered by warranties against defects in material and workmanship for various periods depending on the product from the date of sales to the customer. Certain components carry a lifetime warranty. A provision for estimated warranty cost is recorded at the time of sale based upon actual experience. The Company continuously assesses the

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015 adequacy of its product warranty accrual and makes adjustments as needed. Historical analysis is primarily used to determine the Company's warranty reserves. Claims history is reviewed and provisions are adjusted as needed. However, the Company does consider other events, such as a product field action and recalls, which could warrant additional warranty reserve provision.

In 2014, the Company recorded additional warranty expense for product recalls which related to a stationary oxygen concentrator, a sieve bed component used within stationary oxygen concentrators and power wheelchair joysticks. These warranty reserves are subject to adjustment in future periods as and to the extent that new developments change the Company's estimate of the total cost of these matters. However, no additional warranty expense was recorded related to these three recalls for the nine months ended September 2015.
The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance as of January 1, 2015	$30,738
Warranties provided during the period	8,436
Settlements made during the period	(13,098)
Changes in liability for pre-existing warranties during the period, including expirations	606
Balance as of September 30, 2015	$26,682

Long-Term Debt

Debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Senior secured revolving credit facility, due in January 2018	$—	$—
Senior secured revolving credit facility, due in October 2015	—	4,000
Convertible senior subordinated debentures at 4.125%, due in February 2027	11,939	11,351
Other notes and lease obligations	35,696	4,980
	47,635	20,331
Less current maturities of long-term debt	(1,849)	(959)
	$45,786	$19,372

On September 30, 2015 the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the “Amended and Restated Credit Agreement”), amending and restating the Company’s existing Revolving Credit and Security Agreement which was originally entered into on January 16, 2015 and amended on April 22, 2015 (the “Prior Credit Agreement”) and which matures in January 2018. The Amended and Restated Credit Agreement was entered into by and among the Company, certain of the Company’s direct and indirect U.S. and Canadian subsidiaries and certain of the Company’s European subsidiaries (together with the Company, the “Borrowers”), certain other of the Company’s direct and indirect U.S., Canadian and European subsidiaries (the “Guarantors”), and PNC Bank, National Association (“PNC”), JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, KeyBank National Association, and Citizens Bank, National Association (the “Lenders”). PNC is the administrative agent (the “Administrative Agent”) and J.P. Morgan Europe Limited is the European agent (the “European Agent”) under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains customary representations, warranties and covenants; however it does not contain financial covenants that require the Company to not exceed a maximum leverage ratio or to maintain a minimum interest coverage ratio similar to those under the Company’s previous credit agreement, due in October 2015.

European Credit Facility

The Amended and Restated Credit Agreement retains the existing asset-based lending senior secured revolving credit facility provided for the Company and the U.S. and Canadian Borrowers under the Prior Credit Agreement (the “Existing Credit Facility”) and provides for a new revolving credit, letter of credit and swing line loan facility which gives the European Borrowers the ability

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015 to borrow up to an aggregate principal amount of $30,000,000, with a $5,000,000 sublimit for letters of credit and a $2,000,000 sublimit for swing line loans (the “European Credit Facility”). Up to $15,000,000 of the European Credit Facility will be available to each of Invacare Limited (the “UK Borrower”) and Invacare Poirier SAS (the “French Borrower” and, together with the UK Borrower, the “European Borrowers”). The European Credit Facility matures in January 2018, together with the Existing Credit Facility. The aggregate borrowing availability for each European Borrower under the European Credit Facility is determined based on a borrowing base formula set forth in the Amended and Restated Credit Agreement and summarized below. Under the Amended and Restated Credit Agreement, the aggregate borrowings of each of the European Borrowers under the European Credit Facility may not exceed an amount equal to (a) 85% of the European Borrower’s eligible accounts receivable, less (b) the European Borrower’s borrowings and swing line loans outstanding under the European Credit Facility, less (c) the European Borrower’s letters of credit issued and undrawn under the European Credit Facility, less (d) a $3,000,000 minimum availability reserve, less (e) other reserves required by the European Agent, and in each case subject to the definitions and limitations in the Amended and Restated Credit Agreement. As of September 30, 2015, as determined pursuant to the borrowing base formula, the aggregate borrowing base available to the European Borrowers under the European Credit Facility was approximately $26,900,000, with aggregate borrowing availability of approximately $20,500,000, taking into account the $3,000,000 minimum availability reserve and the $3,375,000 dominion trigger amount described below.

The aggregate principal amount of the European Credit Facility may be increased by up to $10,000,000 to the extent requested by the Company and agreed to by any Lender or Lenders that wish to increase their lending participation or, if not agreed to by any Lender, a new financial institution that agrees to join the European Credit Facility and that is approved by the Administrative Agent and the European Agent.

Interest will accrue on outstanding indebtedness under the European Credit Facility at an adjusted LIBOR rate, plus a margin ranging from 2.50% to 3.00%, or for swing line loans, at the overnight LIBOR rate, plus a margin ranging from 2.50% to 3.00%. The margin that will apply for the first three months of the European Credit Facility is 2.50%, and after the first three months will be adjusted quarterly based on utilization. Borrowings under the European Credit Facility are subject to commitment fees of between 0.25% and 0.375% per year, depending on utilization.

The European Credit Facility is secured by substantially all of the personal property assets of the UK Borrower and its in-country subsidiaries, and all of the receivables of the French Borrower and its in-country subsidiaries. The UK and French facilities (which comprise the European Credit Facility) are cross collateralized, and the US personal property assets previously pledged under the Existing Credit Facility also serve as collateral for the European Credit Facility.

The European Credit Facility is subject to customary representations, warranties and covenants generally consistent with those applicable to the Existing Credit Facility. Exceptions to the operating covenants in the Amended and Restated Credit Agreement provide the Company with flexibility to, among other things, enter into or undertake certain sale/leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement also contains a covenant requiring the European Borrowers to maintain undrawn availability under the European Credit Facility of not less than the greater of (i) 11.25% of the maximum amount that may be drawn under the European Credit Facility for five (5) consecutive business days, or (ii) $3,000,000 on any business day. The European Borrowers also are subject to cash dominion triggers under the European Credit Facility requiring the European Borrower to maintain borrowing capacity of not less than $3,375,000 on any business day or 12.50% of the maximum amount that may be drawn under the European Credit Facility for five (5) consecutive business days in order to avoid triggering full control by an agent for the Lenders of the European Borrower’s cash receipts for application to its obligations under the European Credit Facility.

The European Credit Facility is subject to customary default provisions, with certain grace periods and exceptions, consistent with those applicable to the Existing Credit Facility, which provide that events of default include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, cross-default, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption in the operations of any material manufacturing facility for more than 10 consecutive days.

The proceeds of the European Credit Facility will be used to finance the working capital and other business needs of the Company.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

U.S. and Canadian Borrowers Credit Facility

For the Company's U.S. and Canadian Borrowers, the Amended and Restated Credit Agreement provides for an asset-based-lending senior secured revolving credit facility which is secured by substantially all of the Company’s U.S. and Canadian assets, other than real estate. The Amended and Restated Credit Agreement provides the Company and the other Borrowers with a credit facility in an aggregate principal amount of $100,000,000, subject to availability based on a borrowing base formula, under a senior secured revolving credit, letter of credit and swing line loan facility (the “U.S. and Canadian Credit Facility”). Up to $25,000,000 of the U.S. and Canadian Credit Facility will be available for issuance of letters of credit, which amount is subject to an initial $10,000,000 sublimit under the terms of the Amended and Restated Credit Agreement. The aggregate principal amount of the U.S. and Canadian Credit Facility may be increased by up to $25,000,000 to the extent requested by the Company and agreed to by any Lender or new financial institution approved by the Administrative Agent. The aggregate borrowing availability under the U.S. and Canadian Credit Facility is determined based on a borrowing base formula set forth in the Amended and Restated Credit Agreement and summarized below.

Under the Amended and Restated Credit Agreement, the aggregate usage under the U.S. and Canadian Credit Facility may not exceed an amount equal to the sum of (a) 85% of eligible U.S. accounts receivable plus (b) the lesser of (i) 70% of eligible U.S. inventory and eligible foreign in-transit inventory and (ii) 85% of the net orderly liquidation value of eligible U.S. inventory and eligible foreign in-transit inventory (not to exceed $4,000,000), plus (c) the lesser of (i) 85% of the net orderly liquidation value of U.S. eligible machinery and equipment and (ii) $2,631,000 (subject to reduction as provided in the Amended and Restated Credit Agreement), plus (d) 85% of eligible Canadian accounts receivable, plus (e) the lesser of (i) 70% of eligible Canadian inventory and (ii) 85% of the net orderly liquidation value of eligible Canadian inventory, less (f) swing loans outstanding under the U.S. and Canadian Credit Facility, less (g) letters of credit issued and undrawn under the U.S. and Canadian Credit Facility, less (h) a $10,000,000 minimum availability reserve, less (i) other reserves required by the Administrative Agent, and in each case subject to the definitions and limitations in the Amended and Restated Credit Agreement. As of September 30, 2015, the Company was in compliance with all covenant requirements and had borrowing capacity on the U.S. and Canadian Credit Facility under the Amended and Restated Credit Agreement of $44,463,000, taking into account the $10,000,000 minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount noted below.

Interest will accrue on outstanding indebtedness under the Amended and Restated Credit Agreement at the LIBOR rate, plus a margin ranging from 2.25% to 2.75%, or at the alternate base rate, plus a margin ranging from 1.25% to 1.75%, as selected by the Company. The applicable margin as of September 30, 2015 on the U.S. and Canadian Credit Facility is 2.50% for LIBOR rate loans and 1.50% for alternate base rate (Prime) loans, and is adjusted quarterly based on utilization. Borrowings under the U.S. and Canadian Credit Facility are subject to commitment fees of 0.25% or 0.375% per year, depending on utilization. As of September 30, 2015, the weighted average floating interest rate on revolving credit borrowings was 4.75% compared to 2.25% as of December 31, 2014.

Exceptions to the operating covenants in the Amended and Restated Credit Agreement provide the Company with flexibility to, among other things, enter into or undertake certain sale and leaseback transactions, dispositions of assets, additional credit facilities, sales of receivables, additional indebtedness and intercompany indebtedness, all subject to limitations set forth in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement also contains a covenant requiring the Company to maintain minimum availability under the U.S. and Canadian Credit Facility of not less than the greater of (i) 11.25% of the maximum amount that may be drawn under the U.S. and Canadian Credit Facility for five (5) consecutive business days, or (ii) $10,000,000 on any business day.

The Amended and Restated Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than 10 consecutive days. The initial borrowings under the U.S. and Canadian Credit Facility were used to repay and terminate the Company’s previous credit agreement, which was scheduled to mature in October 2015.

The Prior Credit Agreement was amended on April 22, 2015 to provide for certain technical amendments, including: (1) revising various provisions of the Prior Credit Agreement to allow the Company to issue letters of credit denominated in foreign currencies other than those originally contemplated under the Prior Credit Agreement; and (2) amending certain covenants in the Prior Credit Agreement to permit the Company (i) to make a single acquisition of assets of a third-party for cash consideration not

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015 to exceed $500,000 on or before September 30, 2015 and (ii) to accept surrenders of Company shares by employees to facilitate the payment of tax withholding obligations in connection with employee equity compensation.

In connection with entering into the Prior Credit Agreement and subsequent Amended and Restated Credit Agreement, the Company incurred $2,254,000 in fees which were capitalized and are being amortized through January 2018. In addition, as a result of terminating the previous credit agreement, which was scheduled to mature in October 2015, the Company wrote-off $668,000 in previously capitalized fees in the first quarter of 2015, which is reflected in the expense of the North America / HME segment. In comparison, the Company wrote-off $1,070,000 in fees previously capitalized in the first quarter of 2014 as a result of a reduction in the borrowing capacity under the Company's previous credit agreement, which was scheduled to mature in October 2015.
On April 23, 2015, the Company sold and leased back, under four separate lease agreements, four properties located in Ohio and one property in Florida for net proceeds of $23,000,000, which were used to reduce debt under the U.S. and Canadian Credit Facility. The total annual rent for the properties will be $2,275,000 for the first year, which can increase annually over the twenty year term of the leases based on the applicable geographical consumer price index (CPI). Each of the four lease agreements contains three 10-year renewals with the rent for each option term based on the greater of the then-current fair market rent for each property or the then- current rate and increasing annually by the applicable CPI. Under the terms of the lease agreements, the Company is responsible for all taxes, insurance and utilities. The Company is permitted to sublet the properties; however, the properties are currently being utilized exclusively by the Company and there is no current subletting. The Company is required to adequately maintain each of the properties and any leasehold improvements will be amortized over the lesser of the lives of the improvements or the remaining lease lives.
In connection with the transaction, the requirements for sale lease-back accounting were met. Accordingly, the Company recorded the sale of the properties, removed the related property and equipment from the Company's balance sheet, recognized an initial deferred gain of $7,414,000 and an immediate loss of $257,000 related to one property and recorded new lease liabilities. Specifically, the Company recorded four capital leases totaling $32,339,000 and one operating lease related to leased land, which was not a material component of the transaction. The gains on the sales of the properties are required to be deferred and recognized over the life of the leases as the property sold is being leased back. The deferred gain is classified under Other Long-Term Obligations on the Condensed Consolidated Balance Sheet.
Future minimum capital lease commitments as a result of the sale leaseback transaction, as of September 30, 2015, are as follows by year (in thousands):

2015	$566
2016	2,265
2017	2,265
2018	2,265
2019	2,265
Thereafter	34,731
Total future minimum lease payments	44,357
Amounts representing interest	(12,483)
Present value of minimum lease payments	$31,874

In 2007, the Company issued $135,000,000 principal amount of Convertible Senior Subordinated Debentures due 2027, of which $13,350,000 principal amount remains outstanding. The debentures are unsecured senior subordinated obligations of the Company guaranteed by substantially all of the Company’s domestic subsidiaries, pay interest at 4.125% per annum on each February 1 and August 1, and are convertible upon satisfaction of certain conditions into cash, common shares of the Company, or a combination of cash and common shares of the Company, subject to certain conditions. The debentures allow the Company to satisfy any such conversion using any combination of cash or stock, and at the Company’s discretion. In the event of such a conversion, the Company intends to satisfy the accreted value of the debentures using cash. Assuming adequate cash on hand at the time of conversion, the Company also intends to satisfy the conversion spread using cash, as opposed to stock.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

The liability components of the Company’s convertible debt consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Principal amount of liability component	$13,350	$13,350
Unamortized discount	(1,411)	(1,999)
Net carrying amount of liability component	$11,939	$11,351

Other Long-Term Obligations

Other long-term obligations consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Supplemental Executive Retirement Plan liability	$5,957	$6,067
Product liability	16,456	18,860
Deferred income taxes	30,518	30,423
Deferred gain on sale leaseback	7,045	—
Deferred compensation	4,138	5,667
Uncertain tax obligation including interest	3,742	15,160
Other	12,628	12,628
Total long-term obligations	$80,484	$88,805

On April 23, 2015, the Company entered into a real estate sale leaseback transaction which resulted in the Company recording an initial deferred gain of $7,414,000, the majority of which is included in Other Long-Term Obligations and will be recognized over the 20-year life of the leases. The gain realized for the three and nine months ended September 30, 2015 was $67,000 and $109,000, respectively. The Company has reclassified on the September 30, 2015 balance sheet $10,689,000 of uncertain tax liabilities from long term obligations to current taxes payable based on an expectation that this amount will be paid in the next twelve months.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

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

	For the Nine Months Ended September 30,
	2015	2014
Non-Qualified stock options	$1,108	$2,724
Restricted stock and restricted stock units	1,895	1,257
Performance shares and performance share units	294	423
Total stock-based compensation expense	$3,297	$4,404

As of September 30, 2015, unrecognized compensation expense related to equity-based compensation arrangements granted under the Company's 2013 Plan and previous plans, which is related to non-vested options and shares, was as follows (in thousands):

September 30, 2015
Non-Qualified stock options	$1,220
Restricted stock and restricted stock units	10,591
Performance shares and performance share units	1,616
Total unrecognized stock-based compensation expense	$13,427

Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and for updated vesting assumptions for the performance share awards (see "Performance Shares and Performance Share Units" below). No tax benefit for share-based compensation was realized for the nine months ended September 30, 2015 and 2014 as a result of a valuation allowance against deferred tax assets. In accordance with ASC 718, any tax benefits resulting from tax deductions in excess of the compensation expense recognized is classified as a component of financing cash flows.
Stock Options

Generally, non-qualified stock option awards have a term of ten years and are granted with an exercise price per share equal to the fair market value of one of the Company’s Common Shares on the date of grant. The Company expects the compensation expense to be recognized over a weighted-average period of approximately two years. The following table summarizes information about stock option activity for the nine months ended September 30, 2015:

	September 30, 2015		Weighted Average Exercise Price
Options outstanding at January 1, 2015	3,600,132		$22.74
Granted	—		—
Exercised	(136,381)		14.04
Canceled	(461,748)		35.75
Options outstanding at September 30, 2015	3,002,003		$21.13
Options exercise price range at September 30, 2015	$13.37	to
	$33.36
Options exercisable at September 30, 2015	2,707,728
Shares available for grant at September 30, 2015*	2,621,716
 ________________________

*
Shares available for grant as of September 30, 2015 reduced by net restricted stock and restricted stock unit award and performance share and performance share unit award activity of 1,146,586 shares and 683,058 shares, respectively for the first nine months 2015.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

The following table summarizes information about stock options outstanding at September 30, 2015:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding At 9/30/15	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At 9/30/15	Weighted Average Exercise Price
$ 13.37 – $20.00	822,596	7.0	$14.11	529,633	$14.10
$ 20.01 – $25.00	1,368,361	3.6	22.60	1,368,361	22.60
$ 25.01 – $30.00	783,738	3.9	25.55	783,738	25.55
$ 30.01 – $33.36	27,308	1.3	31.74	25,996	31.73
Total	3,002,003	4.6	$21.13	2,707,728	$21.88

When stock options have been awarded, they generally have become exercisable over a four-year vesting period whereby options vest in equal installments each year. Options granted with graded vesting are accounted for as single options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate and expected life. The assumed expected life is based on the Company's historical analysis of option history. The expected stock price volatility is also based on actual historical volatility, and expected dividend yield is based on historical dividends as the Company has no current intention of changing its dividend policy.

Restricted Stock and Restricted Stock Units

The following table summarizes information about restricted shares and restricted share units (for non-U.S. recipients):

	September 30, 2015	Weighted Average Fair Value
Stock / Units unvested at January 1, 2015	312,423	$17.91
Granted	478,712	19.09
Vested	(18,700)	14.53
Canceled	(76,731)	17.83
Stock / Units unvested at September 30, 2015	695,704	$18.82

The restricted stock awards generally vest ratably over the three years after the award date, except for those awards granted in 2014 and 2015, which vest after a three-year period. Unearned restricted stock compensation, determined as the market value of the shares at the date of grant, is being amortized on a straight-line basis over the vesting period.

Performance Shares and Performance Share Units

The following table summarizes information about performance shares and performance share units (for non-U.S. recipients):

	September 30, 2015	Weighted Average Fair Value
Shares / Units unvested at January 1, 2015	121,644	$20.05
Granted	114,257	18.95
Vested	—	—
Canceled	(35,500)	19.62
Shares / Units unvested at September 30, 2015	200,401	$19.50

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

During the nine months ended September 30, 2015, performance shares and performance share units (for non-U.S. recipients) were granted as performance awards with a three year performance period with payouts based on achievement of certain performance goals. The awards are classified as equity awards as they will be settled in common shares upon vesting. The number of shares earned will be determined at the end of the performance period based on achievement of performance criteria for January 1, 2017 through December 31, 2017 established by the Compensation Committee at the time of grant. Recipients will be entitled to receive a number of common shares equal to the number of performance shares that vest based upon the levels of achievement which may range between 0% and 150% of the target number of shares with the target being 100% of the initial grant.

The fair value of the performance awards is based on the stock price on the date of grant discounted for the estimated value of dividends foregone as the awards are not eligible for dividends except to the extent vested. The Company assesses the probability that the performance targets will be met with expense recognized whenever it is probable that at least the minimum performance criteria will be achieved. Depending upon the Company's assessment of the probability of achievement of the goals, the Company may not recognize any expense associated with performance awards in a given period, may reverse prior expense recorded or record additional expense to make up for expense not recorded in a prior period. Performance award compensation expense is generally expected to be recognized over three years.

Accumulated Other Comprehensive Income (Loss) by Component

Changes in accumulated other comprehensive income ("OCI") for the three and nine months ended September 30, 2015 and September 30, 2014, respectively, were as follows (in thousands):

	Foreign Currency	Long-Term Notes	Defined Benefit Plans	Derivatives	Total
June 30, 2015	$18,465	$1,246	$(7,572)	$398	$12,537
OCI before reclassifications	15,386	(10,868)	(69)	(833)	3,616
Amount reclassified from accumulated OCI	—	—	3	281	284
Net current-period OCI	15,386	(10,868)	(66)	(552)	3,900
September 30, 2015	$33,851	$(9,622)	$(7,638)	$(154)	$16,437

December 31, 2014	$86,236	$(6,465)	$(7,601)	$(551)	$71,619
OCI before reclassifications	(52,385)	(3,157)	(84)	854	(54,772)
Amount reclassified from accumulated OCI	—	—	47	(457)	(410)
Net current-period OCI	(52,385)	(3,157)	(37)	397	(55,182)
September 30, 2015	$33,851	$(9,622)	$(7,638)	$(154)	$16,437

June 30, 2014	$137,352	$(4,361)	$(4,855)	$(567)	$127,569
OCI before reclassifications	(24,470)	1,634	(56)	451	(22,441)
Amount reclassified from accumulated OCI	—	—	84	11	95
Net current-period OCI	(24,470)	1,634	28	462	(22,346)
September 30, 2014	$112,882	$(2,727)	$(4,827)	$(105)	$105,223

December 31, 2013	$143,845	$(12,566)	$(5,414)	$(709)	$125,156
OCI before reclassifications	(30,963)	9,839	380	127	(20,617)
Amount reclassified from accumulated OCI	—	—	207	477	684
Net current-period OCI	(30,963)	9,839	587	604	(19,933)
September 30, 2014	$112,882	$(2,727)	$(4,827)	$(105)	$105,223

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

Reclassifications out of accumulated OCI for the nine months ended September 30, 2015 and September 30, 2014 were as follows (in thousands):

	Amount reclassified from OCI				Affected line item in the Statement of Comprehensive (Income) Loss
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Defined Benefit Plans
Service and interest costs	$3	$84	$47	$207	Selling, General and Administrative
Tax	—	—	—	—	Income Taxes
Total after tax	$3	$84	$47	$207

Derivatives
Foreign currency forward contracts hedging sales	$1,087	$369	$1,865	$517	Net Sales
Foreign currency forward contracts hedging purchases	(971)	(316)	(2,935)	68	Cost of Products Sold
Interest rate swaps	—	—	—	12	Interest Expense
Total before tax	116	53	(1,070)	597
Tax	165	(42)	613	(120)	Income Taxes
Total after tax	$281	$11	$(457)	$477

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

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

Restructuring charges continued in 2015 resulting in charges of $940,000 in the first nine months of 2015 related principally to severance costs ($939,000) incurred primarily in the North America/HME segment ($710,000) and to a lesser extent the Europe segment ($160,000). Restructuring payments/utilization for the nine months ended September 30, 2015 were $3,181,000 and the cash payments were funded with the Company's credit facility. The majority of the outstanding restructuring charge accruals at September 30, 2015 are expected to be paid during the next twelve months.

There have been no material changes in accrued balances related to the charges, either as a result of revisions to the plans or changes in estimates. In addition, the savings anticipated as a result of the Company's restructuring plans have been or are expected to be achieved, primarily resulting in reduced salary and benefit costs principally impacting Selling, General and Administrative expenses, and to a lesser extent, Costs of Products Sold. However, in general, these savings have been more than offset by continued margin decline, principally as a result of customer and product mix, and higher regulatory and compliance costs related to quality system improvements as well as reduced net sales volumes. To date, the Company's liquidity has not been materially impacted.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

A progression by reporting segment of the accruals recorded as a result of the restructuring is as follows (in thousands):

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
December 31, 2010 Balance
Total	$—	$—	$—	$—	$—
Charges
NA/HME	4,755	—	—	4	4,759
IPG	123	—	—	—	123
Europe	3,288	277	1,788	113	5,466
Asia/Pacific	186	—	—	—	186
Total	8,352	277	1,788	117	10,534
Payments
NA/HME	(1,663)	—	—	(4)	(1,667)
IPG	(52)	—	—	—	(52)
Europe	(1,546)	(277)	(1,714)	(113)	(3,650)
Asia/Pacific	(186)	—	—	—	(186)
Total	(3,447)	(277)	(1,714)	(117)	(5,555)
December 31, 2011 Balance
NA/HME	3,092	—	—	—	3,092
IPG	71	—	—	—	71
Europe	1,742	—	74	—	1,816
Asia/Pacific	—	—	—	—	—
Total	4,905	—	74	—	4,979
Charges
NA/HME	4,242	—	5	—	4,247
IPG	35	—	—	—	35
Europe	817	—	53	1,223	2,093
Asia/Pacific	1,681	491	1,667	1,181	5,020
Total	6,775	491	1,725	2,404	11,395
Payments
NA/HME	(3,587)	—	(5)	—	(3,592)
IPG	(106)	—	—	—	(106)
Europe	(1,964)	—	(127)	(1,223)	(3,314)
Asia/Pacific	(812)	(340)	(42)	(1,175)	(2,369)
Total	(6,469)	(340)	(174)	(2,398)	(9,381)
December 31, 2012 Balance
NA/HME	3,747	—	—	—	3,747
IPG	—	—	—	—	—
Europe	595	—	—	—	595
Asia/Pacific	869	151	1,625	6	2,651
Total	5,211	151	1,625	6	6,993
Charges
NA/HME	5,405	—	164	353	5,922
IPG	267	—	—	—	267
Europe	1,640	—	—	—	1,640
Asia/Pacific	970	—	534	3	1,507
Total	$8,282	$—	$698	$356	$9,336

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
Payments
NA/HME	$(6,347)	$—	$(164)	$(353)	$(6,864)
IPG	(175)	—	—	—	(175)
Europe	(1,146)	—	—	—	(1,146)
Asia/Pacific	(1,839)	(151)	(1,660)	(9)	(3,659)
Total	(9,507)	(151)	(1,824)	(362)	(11,844)
December 31, 2013 Balance
NA/HME	2,805	—	—	—	2,805
IPG	92	—	—	—	92
Europe	1,089	—	—	—	1,089
Asia/Pacific	—	—	499	—	499
Total	3,986	—	499	—	4,485
Charges
NA/HME	4,404	—	—	—	4,404
IPG	1,163	—	—	761	1,924
Europe	527	—	—	525	1,052
Asia/Pacific	769	—	(15)	—	754
Other	2,978	—	—	—	2,978
Total	9,841	—	(15)	1,286	11,112
Payments
NA/HME	(6,547)	—	—	—	(6,547)
IPG	(1,107)	—	—	(761)	(1,868)
Europe	(1,195)	—	—	(525)	(1,720)
Asia/Pacific	(769)	—	(227)	—	(996)
Total	(9,618)	—	(227)	(1,286)	(11,131)
December 31, 2014 Balance
NA/HME	662	—	—	—	662
IPG	148	—	—	—	148
Europe	421	—	—	—	421
Asia/Pacific	—	—	257	—	257
Other	2,978	—	—	—	2,978
Total	4,209	—	257	—	4,466
Charges
NA/HME	199	—	—	—	199
Europe	40	—	—	—	40
Asia/Pacific	—	—	1	—	1
Total	239	—	1	—	240
Payments
NA/HME	(93)	—	—	—	(93)
IPG	(148)	—	—	—	(148)
Europe	(250)	—	—	—	(250)
Asia/Pacific	—	—	(258)	—	(258)
Other	(1,133)	—	—	—	(1,133)
Total	$(1,624)	$—	$(258)	$—	$(1,882)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

	Severance	Product Line Discontinuance	Contract Terminations	Other	Total
March 31, 2015 Balance
NA/HME	$768	$—	$—	$—	$768
Europe	211	—	—	—	211
Other	1,845	—	—	—	1,845
Total	2,824	—	—	—	2,824
Charges
NA/HME	491	—	—	—	491
IPG	72	—	—	—	72
Europe	120	—	—	—	120
Asia/Pacific	6	—	—	—	6
Total	689	—	—	—	689
Payments
NA/HME	(381)	—	—	—	(381)
IPG	(63)	—	—	—	(63)
Europe	(21)	—	—	—	(21)
Asia/Pacific	(6)	—	—	—	(6)
Other	(112)	—	—	—	(112)
Total	(583)	—	—	—	(583)
June 30, 2015 Balance
NA/HME	878	—	—	—	878
IPG	9	—	—	—	9
Europe	310	—	—	—	310
Other	1,733	—	—	—	1,733
Total	2,930	—	—	—	2,930
Charges
NA/HME	20	—	—	—	20
IPG	1	—	—	—	1
Asia/Pacific	(10)	—	—	—	(10)
Total	11	—	—	—	11
Payments
NA/HME	(296)	—	—	—	(296)
IPG	(10)	—	—	—	(10)
Europe	(310)	—	—	—	(310)
Asia/Pacific	10	—	—	—	10
Other	(110)	—	—	—	(110)
Total	(716)	—	—	—	(716)
September 30, 2015 Balance
NA/HME	602	—	—	—	602
Other	1,623	—	—	—	1,623
Total	$2,225	$—	$—	$—	$2,225

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

Income Taxes

The Company had an effective tax rate of 886.1% and 90.9% on losses before tax from continuing operations for the three and nine months ended September 30, 2015, respectively, compared to an expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three and nine months ended September 30, 2015 was higher than the beneficial U.S. federal statutory rate, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The tax expense for the three and nine months ended September 30, 2015 included a non-cash discrete amount of $0.11 per share ($3,400,000 expense) as a result of goodwill deducted for tax purposes in the quarter from the sale of the rentals businesses, but retained in the Institutional Products Group segment for financial reporting, resulting in an indefinite intangible deferred tax liability and an increased valuation allowance. The rate benefited by taxes recognized outside the United States, excluding countries with tax valuation allowances, at an effective rate lower than the U.S. statutory rate. The Company has reclassified on the September 30, 2015 balance sheet $10,689,000 of uncertain tax liabilities from long term obligations to current taxes payable based on an expectation that this amount will be paid in the next twelve months.

The Company had an effective tax rate of 8.9% and 13.2% on losses before tax from continuing operations for the three and nine months ended September 30, 2014, respectively, compared to an expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three and nine months ended September 30, 2014 was higher than the beneficial U.S. federal statutory rate, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The rate benefited by taxes recognized outside the United States, excluding countries with tax valuation allowances, at an effective rate lower than the U.S. statutory rate.

Net Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated.

(In thousands except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Basic
Average common shares outstanding	32,175	32,006	32,144	32,005

Net loss from continuing operations	$(7,790)	$(28,725)	$(23,521)	$(62,075)
Net earnings from discontinued operations	$—	$13,629	$260	$15,390
Net loss	$(7,790)	$(15,096)	(23,261)	(46,685)

Net loss per common share from continuing operations	$(0.24)	$(0.90)	$(0.73)	$(1.94)
Net earnings per common share from discontinued operations	$—	$0.43	$0.01	$0.48
Net loss per common share	$(0.24)	$(0.47)	$(0.72)	$(1.46)

Diluted
Average common shares outstanding	32,175	32,006	32,144	32,005
Stock options and awards	540	188	511	211
Average common shares assuming dilution	32,715	32,194	32,655	32,216

Net loss from continuing operations	$(7,790)	$(28,725)	$(23,521)	$(62,075)
Net earnings from discontinued operations	$—	$13,629	$260	$15,390
Net loss	$(7,790)	$(15,096)	$(23,261)	$(46,685)

Net loss per common share from continuing operations *	$(0.24)	$(0.90)	$(0.73)	$(1.94)
Net earnings per common share from discontinued operations	$—	$0.42	$0.01	$0.48
Net loss per common share *	$(0.24)	$(0.47)	$(0.72)	$(1.46)

* Net loss per common share assuming dilution calculated utilizing weighted average shares outstanding-basic for the periods in which there was a net loss.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

At September 30, 2015, 1,694,498 and 1,449,612 shares associated with stock options were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2015, respectively, as they were anti-dilutive. At September 30, 2015, the majority of the anti-dilutive shares were granted at an exercise price of $25.24, which was higher than the average fair market value prices of $17.50 and $18.67 for the three and nine months ended September 30, 2015, respectively.

At September 30, 2014, 3,607,069 and 3,104,623 shares associated with stock options were excluded from the average common shares assuming dilution for the three and nine months ended September 30, 2014, respectively, as they were anti-dilutive. At September 30, 2014, the majority of the anti-dilutive shares were granted at an exercise price of $41.87, which was higher than the average fair market value prices of $15.24 and $17.55 for the three and nine months ended September 30, 2014, respectively.

For both the three and nine months ended September 30, 2015 and September 30, 2014, respectively, there were no shares necessary to settle a conversion spread on the convertible notes to be included in the common shares assuming dilution as the average market price of the Company stock for these periods did not exceed the conversion price.

Concentration of Credit Risk

The Company manufactures and distributes durable medical equipment to the home health care, retail and extended care markets. The Company performs credit evaluations of its customers’ financial condition. The Company utilizes De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to the Company’s North America customers. The DLL agreement provides for direct leasing between DLL and the Invacare customer. The Company retains a recourse obligation of $5,467,000 at September 30, 2015 to DLL for events of default under the contracts, which total $40,633,000 at September 30, 2015. Guarantees, ASC 460, requires the Company to record a guarantee liability as it relates to the limited recourse obligation. The Company's recourse is re-evaluated by DLL biannually, considering activity between the biannual dates and excluding any receivables repurchased by the Company from DLL. The Company monitors the collections status of these contracts and has provided amounts for estimated losses in its allowances for doubtful accounts in accordance with Receivables, ASC 310-10-05-4. Credit losses are provided for in the financial statements.

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

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

The Company has historically not recognized any material amount of ineffectiveness related to forward contract cash flow hedges because the Company generally limits its hedges to between 50% and 90% of total forecasted transactions for a given entity’s exposure to currency rate changes and the transactions hedged are recurring in nature. Furthermore, the majority of the hedged transactions are related to intercompany sales and purchases for which settlement occurs on a specific day each month. Forward contracts with a total notional amount in USD of $38,020,000 and $100,657,000 matured for the three and nine months ended September 30, 2015, respectively, compared to $42,890,000 and $118,017,000 which matured for the three and nine months ended September 30, 2014, respectively.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

Outstanding foreign currency forward exchange contracts qualifying and designated for hedge accounting treatment were as follows (in thousands USD):

	September 30, 2015		December 31, 2014
	Notional Amount	Unrealized Net Gain (Loss)	Notional Amount	Unrealized Net Gain (Loss)
USD / AUD	$342	$54	$1,250	$65
USD / CAD	1,106	(154)	3,570	(63)
USD / CNY	3,481	(69)	—	—
USD / CHF	21	—	111	—
USD / EUR	41,227	1,230	25,524	—
USD / GBP	322	6	1,199	3
USD / NZD	4,149	(156)	7,018	(55)
USD / SEK	68	8	594	1
USD / MXP	7,552	(523)	10,297	(657)
EUR / AUD	—	—	452	5
EUR / CAD	141	3	580	(1)
EUR / CHF	89	8	505	(2)
EUR / DKK	133	—	643	(3)
EUR / GBP	7,313	(439)	11,906	23
EUR / SEK	590	9	2,917	(9)
EUR / NOK	378	27	1,490	43
EUR / NZD	5,598	(68)	7,074	60
AUD / CAD	—	—	1,538	30
AUD / CHF	13	2	93	1
AUD / NZD	115	—	537	19
AUD / SEK	13	1	61	(1)
CAD / SEK	39	—	182	(1)
GBP / AUD	—	—	656	22
GBP / CHF	101	1	331	(1)
GBP / SEK	723	(66)	1,035	(2)
DKK / CHF	71	(8)	269	(2)
DKK / SEK	513	(23)	2,497	(44)
NOK / CHF	18	3	66	2
NOK / SEK	362	10	1,547	19
	$74,478	$(144)	$83,942	$(548)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

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

Foreign currency forward exchange contracts not qualifying or designated for hedge accounting treatment entered into in 2015 and 2014, respectively, and outstanding were as follows (in thousands USD):

	September 30, 2015		December 31, 2014
	Notional Amount	Gain (Loss)	Notional Amount	Gain (Loss)
AUD / USD	$7,315	$488	$7,300	$117
CAD / USD	5,151	16	6,016	$(6)
CNY / USD	9,943	(190)	3,200	(14)
EUR / USD	23,072	(2)	53,365	(1,585)
CHF / AUD	7	1	—	—
DKK / USD	14,336	(110)	—	—
GBP / USD	7,656	(92)	5,592	18
NOK / USD	3,579	(60)	—	—
NZD / USD	162	27	4,500	12
EUR / AUD	92	5	—	—
EUR / DKK	5	—	—	—
AUD / CAD	379	9	—	—
AUD / GBP	135	21	—	—
EUR / NOK	1	—	—	—
	$71,833	$113	$79,973	$(1,458)

The fair values of the Company’s derivative instruments were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	$1,557	$1,701	$373	$921

Derivatives not designated as hedging instruments under ASC 815
Foreign currency forward exchange contracts	647	534	147	1,605
Total derivatives	$2,204	$2,235	$520	$2,526

The fair values of the Company’s foreign currency forward exchange contract assets and liabilities are included in Other Current Assets and Accrued Expenses, respectively in the Consolidated Balance Sheets.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

The effect of derivative instruments on Accumulated Other Comprehensive Income (OCI) and the Statement of Comprehensive Income (Loss) and was as follows (in thousands):

Derivatives in ASC 815 cash flow hedge relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30, 2015
Foreign currency forward exchange contracts	$(833)	$(281)	$—
Nine months ended September 30, 2015
Foreign currency forward exchange contracts	$854	$457	$—
Three months ended September 30, 2014
Foreign currency forward exchange contracts	$451	$(11)	$—
Nine months ended September 30, 2014
Foreign currency forward exchange contracts	$127	$(465)	$(22)
Interest rate swap contracts	—	(12)	—
	$127	$(477)	$(22)

Derivatives not designated as hedging instruments under ASC 815			Amount of Gain (Loss) Recognized in Income on Derivatives
Three months ended September 30, 2015
Foreign currency forward exchange contracts			$172
Nine months ended September 30, 2015
Foreign currency forward exchange contracts			$113
Three months ended September 30, 2014
Foreign currency forward exchange contracts			$(2,240)
Nine months ended September 30, 2014
Foreign currency forward exchange contracts			$(2,384)

The gains or losses recognized as the result of the settlement of cash flow hedge foreign currency forward contracts are recognized in net sales for hedges of inventory sales and in cost of product sold for hedges of inventory purchases. For the three and nine months ended September 30, 2015, net sales were decreased by $1,087,000 and $1,865,000, respectively, while cost of product sold was decreased by $971,000 and $2,935,000, respectively, for net pre-tax realized loss of $116,000 and a net pre-tax gain of $1,070,000, respectively. For the three and nine months ended September 30, 2014, net sales were decreased by $369,000 and $517,000, respectively, while cost of product sold was decreased by $316,000 and increased by $68,000, respectively, for net realized pre-tax losses of $53,000 and $585,000, respectively.

A gain of $172,000 and a gain of $113,000 was recognized in selling, general and administrative (SG&A) expenses for the three and nine months ended September 30, 2015, respectively, compared to a loss of $2,240,000 and a loss of $2,384,000 for the three and nine months ended September 30, 2014, respectively, on ineffective forward contracts and forward contracts not designated as hedging instruments that were entered into to offset gains/losses that were also recorded in SG&A expenses on intercompany trade receivables or payables. Any gains/losses on the non-designated hedging instruments were substantially offset by gains/losses also recorded in SG&A expenses on intercompany trade payables.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

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

		Basis for Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets / (Liabilities)	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level I	Level II	Level III
September 30, 2015
Forward exchange contracts—net	$(31)	—	$(31)	—
December 31, 2014
Forward exchange contracts—net	$(2,006)	—	$(2,006)	—

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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

The carrying values and fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$33,472	$33,472	$38,931	$38,931
Other investments	187	187	249	249
Installment receivables, net of reserves	1,754	1,754	1,911	1,911
Long-term debt (including current maturities of long-term debt)	(47,635)	(47,649)	(20,331)	(20,248)
Forward contracts in Other Current Assets	2,204	2,204	520	520
Forward contracts in Accrued Expenses	(2,235)	(2,235)	(2,526)	(2,526)

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

Business Segments
The Company operates in four primary business segments: North America/Home Medical Equipment (North America/HME), Institutional Products Group (IPG), Europe and Asia/Pacific. The North America/HME segment sells each of three primary product lines, which includes: lifestyle, mobility and seating and respiratory therapy products. IPG sells, and rented prior to the disposition of the rentals businesses, long-term care medical equipment, health care furnishings and accessory products. Europe and Asia/Pacific sell product lines similar to North America/HME and IPG.
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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

The information by segment is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues from external customers
North America/HME	$114,605	$124,258	$358,792	$383,109
Institutional Products Group	17,604	25,151	68,888	76,072
Europe	140,514	158,505	397,736	455,263
Asia/Pacific	11,053	12,606	33,657	37,520
Consolidated	$283,776	$320,520	$859,073	$951,964
Intersegment revenues
North America/HME	$29,753	$20,730	$85,026	$60,084
Institutional Products Group	469	1,414	823	5,840
Europe	2,776	2,681	7,411	6,494
Asia/Pacific	5,110	7,694	16,222	20,044
Consolidated	$38,108	$32,519	$109,482	$92,462
Restructuring charges before income taxes
North America/HME	$20	$3,041	$710	$4,689
Institutional Products Group	1	591	73	2,308
Europe	—	69	160	1,030
Asia/Pacific	(10)	376	(3)	380
Consolidated	$11	$4,077	$940	$8,407
Earnings (loss) before income taxes
North America/HME	$(9,119)	$(22,568)	$(25,770)	$(54,821)
Institutional Products Group	1,404	(7,275)	4,979	(7,636)
Europe	13,464	12,181	27,069	33,190
Asia/Pacific	(364)	(1,736)	(2,538)	(6,835)
All Other (1)	(6,175)	(6,977)	(16,061)	(18,723)
Consolidated	$(790)	$(26,375)	$(12,321)	$(54,825)
   ________________________

(1)	Consists of un-allocated corporate SG&A costs and intercompany profits, which do not meet the quantitative criteria for determining reportable segments.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

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

As a medical device manufacturer, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, invoicing, documenting, developing, testing, manufacturing, labeling, promoting, distributing and other practices of health care suppliers and manufacturers are all subject to government scrutiny. Most of the Company's facilities are subject to inspection by the FDA or similar medical device regulatory agencies in other jurisdictions at any time. Violations of law or regulations can result in administrative, civil and criminal penalties and sanctions, which could have a material adverse effect on the Company's business.

On November 15, 2013, an amended complaint, in a lawsuit originally instituted on May 24, 2013, was filed against Invacare Corporation, former officer and director Gerald B. Blouch and former officer and director A. Malachi Mixon III in the U.S. District Court for the Northern District of Ohio, alleging that the defendants violated federal securities laws by failing to properly disclose the issues that the Company has faced with the FDA. The lawsuit seeks class certification and unspecified damages and attorneys' fees for purchasers of the Company's common shares between February 27, 2009 and December 7, 2011. After mediation, the parties entered into an agreement to settle the matter, which agreement was preliminarily approved by the court on July 23, 2015 and which remains subject to final court approval. The settlement amount is expected to be entirely paid by the Company’s insurance carriers.

On September 12, 2014, a second amended complaint, in a lawsuit originally instituted on August 26, 2013, was filed against Invacare Corporation, former officer and director Gerald B. Blouch, former officer and director A. Malachi Mixon III and Patricia Stumpp, as well as outside directors Dale C. LaPorte, Michael F. Delaney and former outside director Charles S. Robb, in the U.S. District Court for the Northern District of Ohio, alleging that the defendants breached their fiduciary duties and violated the Employee Retirement Income Security Act (ERISA) in the administration and maintenance of the Company stock fund in the Company’s Retirement Savings Plan (401(k) Plan). The lawsuit seeks class certification and unspecified damages and attorneys' fees for participants in the Company's stock fund of the 401(k) Plan between July 22, 2010 and the present. On August 28, 2015, the court limited plaintiff’s claim to the time period between July 22, 2010 and December 8, 2011. This lawsuit has been referred to the Company's insurance carriers. The Company intends to vigorously defend this lawsuit.

Medical Device Regulatory Matters

The FDA in the United States regulates virtually all aspects of the marketing, invoicing, documenting, development, testing, manufacturing, labeling, promotion, distribution and other practices regarding medical devices. The Company and its products are subject to the laws and regulations of the FDA and other regulatory bodies in the various jurisdictions where the Company's products are manufactured or sold. The Company's failure to comply with the regulatory requirements of the FDA and other applicable medical device regulatory requirements can subject the Company to administrative or judicially imposed sanctions or enforcement actions. These sanctions include injunctions, consent decrees, warning letters, civil penalties, criminal penalties, product seizure or detention, product recalls and total or partial suspension of production.
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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

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
During 2013, the Company completed the first two of the expert certification audits, and the FDA found the results of both to be acceptable. In these reports, the third-party expert certified that the Company's equipment and process validation procedures and its design control systems are compliant with the FDA's QSR. As a result of the FDA's acceptance of the first certification report on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other Company facilities. The Company's receipt of the FDA's acceptance of the second certification report on July 15, 2013 resulted in the Company being able to resume design activities at the impacted facilities related to power wheelchairs and power beds.
The third expert certification audit is an overall review of the Company's compliance with the FDA's QSR at the impacted Elyria facilities. This audit process is the most comprehensive and challenging of the three expert certification audits, and it encompasses all areas of the Company's Corporate and Taylor Street quality system and the Company cannot predict the timing and the outcome of the final expert certification audit nor acceptance of the results of this audit by the FDA.
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
As described above, because the limitations on production are not expected to be permanent in nature, and partial production is allowed, the Company does not anticipate any major repair, replacement or scrapping of its fixed assets at the Taylor Street manufacturing facility. Based on the Company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the utilization of such raw material and with respect to expected future cash flows from production at the Taylor Street manufacturing facility, the Company concluded that there is no impairment in the value of the fixed assets related to the Taylor Street manufacturing facility at September 30, 2015.
The majority of the production from the Taylor Street facility is "made to order" custom wheelchairs for customers and, as a result, there was not a significant amount of finished goods inventory on hand at September 30, 2015, and the inventory is expected to be fully utilized. Accordingly, the Company concluded that there was not an impairment of the work in process and finished goods at the Taylor Street facility at September 30, 2015. Further, based on its analysis of the raw material inventory at the Taylor Street facility and the Company's expectations at the time of filing of this Quarterly Report on Form 10-Q with respect to the time frame for completion of the third-party expert certification audits and FDA inspection, the Company concluded that the value of the inventory was not excessive nor impaired at September 30, 2015. However, if the Company's expectations regarding the impacts of the limitations in the consent decree or the time frame for completion of the third-party expert certification audits and FDA inspection were to change, the Company may, in future periods, conclude that an impairment exists with respect to its fixed assets or inventory at the Taylor Street facility.
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

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

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

In December 2010, the Company received a warning letter from the FDA related to quality system processes and procedures at the Company's Sanford, Florida facility. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 containing four inspectional observations. The Company submitted responses to the FDA and continues to work on addressing the FDA observations. In January 2014, the FDA conducted inspections at the Company’s manufacturing facility in Suzhou, China and at the Company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Form 483 to the Company after these inspections, and the Company submitted its responses to the agency in a timely manner. The results of regulatory claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the FDA warning letter at the Sanford facility or other FDA enforcement related to that facility or any other Company facility could materially and adversely affect the Company's business, financial condition, and results of operations.

The Company recorded additional warranty expense in 2014 totaling $11,493,000 for three specific product recall issues. First, an expense of $6,559,000 for a recall related to a component in stationary oxygen concentrators that were manufactured in the Company’s facility in Suzhou, China, and sold globally. This expense was recorded in the European segment ($3,395,000) and the North America/HME segment ($3,164,000). Second, an expense of $2,057,000 for the recall of a sieve bed component used within stationary oxygen concentrators manufactured in the Company's Sanford, Florida facility during August 2014, which was recorded in the North America/HME segment. Third, an incremental expense of $2,877,000 related to the Company's joystick recall commenced in 2013 as a result of higher than previously anticipated response rates from large customers in the U.S. and Canada and a product mix toward higher cost joysticks, which was recorded in the North America/HME segment ($1,612,000) and the Asia/Pacific segment ($1,265,000). No additional warranty expense for these issues was recorded for the three and nine months ended September 30, 2015. However, these warranty reserves are subject to adjustment in future periods as new developments change the Company's estimate of the total cost of these recall matters. See Current Liabilities in the Notes to the Consolidated Financial Statements for current year warranty provision amounts and a reconciliation of the changes in the warranty accrual.
Any of the above contingencies could have an adverse impact on the Company's financial condition or results of operations.

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

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

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended September 30, 2015	(in thousands)
Net sales	$53,603	$94,141	$168,512	$(32,480)	$283,776
Cost of products sold	46,776	73,490	118,377	(32,506)	206,137
Gross Profit	6,827	20,651	50,135	26	77,639
Selling, general and administrative expenses	27,610	13,410	36,557	—	77,577
Charge related to restructuring activities	(41)	—	52	—	11
Income (loss) from equity investee	17,165	10,678	291	(28,134)	—
Interest expense (income)—net	1,024	21	(204)	—	841
Earnings (Loss) from Continuing Operations before Income Taxes	(4,601)	17,898	14,021	(28,108)	(790)
Income taxes	3,189	—	3,811	—	7,000
Net Earnings (Loss) from Continuing Operations	(7,790)	17,898	10,210	(28,108)	(7,790)
Net Earnings from Discontinued Operations	—	—	—	—	—
Net Earnings (loss)	$(7,790)	$17,898	$10,210	$(28,108)	$(7,790)

Other Comprehensive Income (Loss), Net of Tax	3,900	(3,300)	7,288	(3,988)	3,900

Comprehensive Income (Loss)	$(3,890)	$14,598	$17,498	$(32,096)	$(3,890)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Three month period ended September 30, 2014	(in thousands)
Net sales	$55,333	$96,947	$192,482	$(24,242)	$320,520
Cost of products sold	49,799	76,819	133,533	(24,278)	235,873
Gross Profit	5,534	20,128	58,949	36	84,647
Selling, general and administrative expenses	32,124	19,765	46,375	(83)	98,181
Charge related to restructuring activities	3,149	—	928	—	4,077
Asset write-downs to intangibles	—	8,253	—	—	8,253
Income (loss) from equity investee	13,251	8,476	(63)	(21,664)	—
Interest expense —net	57	406	48	—	511
Earnings (Loss) from Continuing Operations before Income Taxes	(16,545)	180	11,535	(21,545)	(26,375)
Income taxes (benefit)	(1,449)	400	3,399	—	2,350
Net Earnings (Loss) from Continuing Operations	(15,096)	(220)	8,136	(21,545)	(28,725)
Net Earnings from Discontinued Operations	—	13,629	—	—	13,629
Net Earnings (loss)	$(15,096)	$13,409	$8,136	$(21,545)	$(15,096)

Other Comprehensive Income (Loss), Net of Tax	(22,346)	(5,327)	(9,521)	14,848	(22,346)

Comprehensive Income (Loss)	$(37,442)	$8,082	$(1,385)	$(6,697)	$(37,442)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Nine month period ended September 30, 2015	(in thousands)
Net sales	$161,002	$307,339	$483,337	$(92,605)	$859,073
Cost of products sold	141,774	234,180	343,718	(92,620)	627,052
Gross Profit	19,228	73,159	139,619	15	232,021
Selling, general and administrative expenses	80,674	49,015	111,673	—	241,362
Charge related to restructuring activities	687	—	253	—	940
Income (loss) from equity investee	44,739	20,836	175	(65,750)	—
Interest expense (income)—net	2,106	503	(569)	—	2,040
Earnings (Loss) from Continuing Operations before Income Taxes	(19,500)	44,477	28,437	(65,735)	(12,321)
Income taxes	3,761	—	7,439	—	11,200
Net Earnings (Loss) from Continuing Operations	(23,261)	44,477	20,998	(65,735)	(23,521)
Net Earnings from Discontinued Operations	—	260	—	—	260
Net Earnings (loss)	$(23,261)	$44,737	$20,998	$(65,735)	$(23,261)

Other Comprehensive Income (Loss), Net of Tax	(55,182)	(11,675)	(44,769)	56,444	(55,182)

Comprehensive Income (Loss)	$(78,443)	$33,062	$(23,771)	$(9,291)	$(78,443)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Nine month period ended September 30, 2014	(in thousands)
Net sales	$160,054	$307,801	$554,060	$(69,951)	$951,964
Cost of products sold	144,620	234,288	384,025	(69,987)	692,946
Gross Profit	15,434	73,513	170,035	36	259,018
Selling, general and administrative expenses	95,990	62,633	136,788	(83)	295,328
Charge related to restructuring activities	5,203	(95)	3,299	—	8,407
Asset write-downs to intangibles	—	8,253	—	—	8,253
Income (loss) from equity investee	37,596	23,103	(127)	(60,572)	—
Interest expense (income)—net	(227)	1,668	414	—	1,855
Earnings (Loss) from Continuing Operations before Income Taxes	(47,936)	24,157	29,407	(60,453)	(54,825)
Income taxes (benefit)	(1,251)	—	8,501	—	7,250
Net Earnings (Loss) from Continuing Operations	(46,685)	24,157	20,906	(60,453)	(62,075)
Net Earnings from Discontinued Operations	—	15,390	—	—	15,390
Net Earnings (loss)	$(46,685)	$39,547	$20,906	$(60,453)	$(46,685)

Other Comprehensive Income (Loss), Net of Tax	(19,933)	(3,038)	(18,476)	21,514	(19,933)

Comprehensive Income (Loss)	$(66,618)	$36,509	$2,430	$(38,939)	$(66,618)

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
September 30, 2015	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$3,663	$248	$29,561	$—	$33,472
Trade receivables, net	47,369	18,269	77,702	—	143,340
Installment receivables, net	—	264	762	—	1,026
Inventories, net	18,395	24,411	106,392	(2,139)	147,059
Deferred income taxes	13	—	1,323	—	1,336
Intercompany advances, net	8,302	588	48,617	(57,507)	—
Other current assets	4,066	297	32,753	(5,988)	31,128
Total Current Assets	81,808	44,077	297,110	(65,634)	357,361
Investment in Subsidiaries	1,430,438	472,454	—	(1,902,892)	—
Intercompany Advances, net	1,096,626	1,845,666	186,928	(3,129,220)	—
Other Assets	4,569	584	1,147	—	6,300
Other Intangibles	151	390	32,525	—	33,066
Property and Equipment, net	37,793	10,314	38,226	—	86,333
Goodwill	—	12,143	370,146	—	382,289
Total Assets	$2,651,385	$2,385,628	$926,082	$(5,097,746)	$865,349
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$37,726	$8,835	$53,904	$—	$100,465
Accrued expenses	27,899	21,327	80,091	(5,988)	123,329
Current taxes, payable and deferred	1,297	—	21,278	—	22,575
Intercompany advances, net	45,671	2,620	9,215	(57,506)	—
Short-term debt and current maturities of long-term obligations	872	273	704	—	1,849
Total Current Liabilities	113,465	33,055	165,192	(63,494)	248,218
Long-Term Debt	35,342	7,327	3,117	—	45,786
Other Long-Term Obligations	23,914	1,769	54,801	—	80,484
Intercompany advances, net	1,987,803	1,097,428	43,990	(3,129,221)	—
Total Shareholders’ Equity	490,861	1,246,049	658,982	(1,905,031)	490,861
Total Liabilities and Shareholders’ Equity	$2,651,385	$2,385,628	$926,082	$(5,097,746)	$865,349

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

CONSOLIDATING CONDENSED BALANCE SHEETS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2014	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$7,340	$355	$31,236	$—	$38,931
Trade receivables, net	47,030	21,979	85,198	—	154,207
Installment receivables, net	—	292	762	—	1,054
Inventories, net	25,021	25,784	107,139	(2,383)	155,561
Deferred income taxes	—	—	2,048	—	2,048
Intercompany advances, net	10,007	976	84,816	(95,799)	—
Other current assets	8,082	228	33,123	(4,635)	36,798
Assets held for sale	3,982	13,406	—	—	17,388
Total Current Assets	101,462	63,020	344,322	(102,817)	405,987
Investment in Subsidiaries	1,409,482	491,541	—	(1,901,023)	—
Intercompany Advances, net	1,049,235	1,685,366	184,652	(2,919,253)	—
Other Assets	16,955	657	1,441	—	19,053
Other Intangibles	286	393	37,334	—	38,013
Property and Equipment, net	29,632	7,209	42,818	—	79,659
Goodwill	—	11,968	409,051	—	421,019
Total Assets	$2,607,052	$2,260,154	$1,019,618	$(4,923,093)	$963,731
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$48,815	$6,363	$64,749	$—	$119,927
Accrued expenses	51,613	20,533	88,188	(4,635)	155,699
Current taxes, payable and deferred	1,632	—	11,002	—	12,634
Intercompany advances, net	81,141	1,738	12,921	(95,800)	—
Short-term debt and current maturities of long-term obligations	—	—	959	—	959
Liabilities held for sale	632	381	—	—	1,013
Total Current Liabilities	183,833	29,015	177,819	(100,435)	290,232
Long-Term Debt	15,351	—	4,021	—	19,372
Other Long-Term Obligations	28,551	—	60,254	—	88,805
Intercompany advances, net	1,813,995	1,051,170	54,088	(2,919,253)	—
Total Shareholders’ Equity	565,322	1,179,969	723,436	(1,903,405)	565,322
Total Liabilities and Shareholders’ Equity	$2,607,052	$2,260,154	$1,019,618	$(4,923,093)	$963,731

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Nine month period ended September 30, 2015	(in thousands)
Net Cash Provided (Used) by Operating Activities	$(35,374)	$(1,606)	$1,431	$—	$(35,549)
Investing Activities
Purchases of property and equipment	(336)	(507)	(5,053)	—	(5,896)
Proceeds from sale of property and equipment	23,039	48	6	—	23,093
Proceeds from sale of business	—	13,700	—	—	13,700
Other long-term assets	12,828	—	521	—	13,349
Other	51	47	9	—	107
Net Cash Provided (Used) for Investing Activities	35,582	13,288	(4,517)	—	44,353
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	190,486	—	4,124	—	194,610
Payments on revolving lines of credit and long-term borrowings	(193,544)	(11,789)	—	—	(205,333)
Proceeds from exercise of stock options	1,914	—	—	—	1,914
Payment of financing costs	(1,549)	—	(405)	—	(1,954)
Payment of dividends	(1,192)	—	—	—	(1,192)
Net Cash Provided (Used) by Financing Activities	(3,885)	(11,789)	3,719	—	(11,955)
Effect of exchange rate changes on cash	—	—	(2,308)	—	(2,308)
Decrease in cash and cash equivalents	(3,677)	(107)	(1,675)	—	(5,459)
Cash and cash equivalents at beginning of year	7,340	355	31,236	—	38,931
Cash and cash equivalents at end of period	$3,663	$248	$29,561	$—	$33,472

INVACARE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) - September 30, 2015

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

	The Company (Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Nine month period ended September 30, 2014	(in thousands)
Net Cash Provided (Used) by Operating Activities	$(30,886)	$(498)	$8,089	$23,433	$138
Investing Activities
Purchases of property and equipment	(1,901)	(1,030)	(6,364)	—	(9,295)
Proceeds from sale of property and equipment	—	—	9	—	9
Proceeds from sale of business	—	21,870	—	—	21,870
Other long-term assets	12,060	—	23	—	12,083
Other	40,728	(17,093)	(25)	(23,433)	177
Net Cash Provided (Used) for Investing Activities	50,887	3,747	(6,357)	(23,433)	24,844
Financing Activities
Proceeds from revolving lines of credit and long-term borrowings	201,766	—	—	—	201,766
Payments on revolving lines of credit and long-term borrowings	(220,390)	(3,091)	(2,951)	—	(226,432)
Proceeds from exercise of stock options	162	—	—	—	162
Payment of dividends	(1,188)	—	—	—	(1,188)
Net Cash Used by Financing Activities	(19,650)	(3,091)	(2,951)	—	(25,692)
Effect of exchange rate changes on cash	—	—	(9)	—	(9)
Increase (decrease) in cash and cash equivalents	351	158	(1,228)	—	(719)
Cash and cash equivalents at beginning of year	1,401	313	28,071	—	29,785
Cash and cash equivalents at end of period	$1,752	$471	$26,843	$—	$29,066

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations.

OUTLOOK

The Company's top two priorities remain establishing a strong enterprise-wide quality culture and generating profitable growth. The Company continues to dedicate resources to improve its quality systems, deploy effective and efficient procedures, and accumulate evidence that demonstrates its sustainable compliance. Progress has been made as reflected in the third quarter financial results compared to prior year and compared to periods earlier this year. In addition, the North American business made progress during the third quarter in shifting the focus of its sales force from a generalist team to one more focused on clinically complex products. This shift in strategy will take continued training and investment in the sales force. This is a critical objective for the long-term success of the business. Still, substantial work remains to transform the Company's business.

For the nine months ended September 30, 2015, net sales, excluding foreign currency translation, increased in the European and Asia/Pacific segments but declined in the North America/HME and IPG segments. In addition, the European and Institutional Products Group segments contributed positive earnings before income taxes while the North America/HME and Asia/Pacific recognized lower losses before income taxes for the nine months ended September 30, 2015 compared to the same period a year ago, resulting in a net loss from continuing operations of $0.73 compared to a net loss of $1.94 per share for each period, respectively.

Pressures on the Company's net sales and margins persist, particularly in the North America/HME segment, which is expected to continue at least until the Company has successfully completed the required third-party expert certification audit and the corresponding FDA inspection and has received written notification from the FDA that the Company may resume full operations at its Corporate and Taylor Street manufacturing facilities. Even if the Company receives the FDA notification that it may resume full operations at its Taylor Street facility, it is uncertain as to whether, or how quickly, the Company will be able to rebuild net sales, particularly in mobility and seating products, to more typical historical levels, irrespective of market conditions. Furthermore, Lifestyle product sales for the North America/HME segment have been negatively impacted by a shift toward lower cost products that are subject to the Centers for Medicare and Medicaid Services’ National Competitive Bidding (NCB) program and pre- and post-payment audits. To attempt to address the declines in this product segment, the Company assembled a portfolio of single-user products and is in the process of introducing its full single-user product portfolio into the market. The Company continues to closely monitor the roll-out of NCB, which is effective in 100 metropolitan statistical areas (MSAs) of the United States and will start to impact rural regions in January 2016 as new NCB reimbursement rates are deployed, likely resulting in turbulence in the U.S. The Company expects that these challenges will likely negatively impact the Company's operating results throughout 2015 and into 2016. In addition, the Company's European segment has historically performed the strongest in the third quarter.

The Company has adjusted its capital structure and has narrowed its focus on its long-term strengths. The Company will continue to monitor and manage cash flow while working diligently toward improving the profitability of the North America/HME and Asia/Pacific businesses, and continuing its quality systems remediation. As example, the Company expanded its existing borrowing capacity, as planned, with the addition of a tranche of European asset-based borrowing and finalized the sale of its U.S. Rental businesses during the third quarter of 2015. These actions provide additional liquidity to meet our working capital needs as we improve the business.

STATUS OF THE CONSENT DECREE

On December 21, 2012, the Company entered into a consent decree of injunction with the FDA related to the company's Corporate headquarters and Taylor Street wheelchair manufacturing facility in Elyria, Ohio. The consent decree limits production at the Taylor Street manufacturing facility to orders meeting certain documentation requirements. In order to resume full operations at the impacted facilities, the company must complete three separate third-party expert certification audits, followed by an FDA inspection and written determination that the facilities are in compliance. The timing of resuming full operations at these facilities cannot be predicted. The company has dedicated cross-functional resources to improving its corporate quality system and to accumulating evidence demonstrating a strong enterprise-wide quality culture.

See the “Contingencies” note to the financial statements contained in Item 1 of this Form 10-Q and “Forward-Looking Statements” contained below in this Item.

RESULTS OF CONTINUING OPERATIONS

Except for free cash flow, the financial information for all periods excludes the results of discontinued operations of Altimate, the Company's former manufacturer of stationary standing assistive devices for use in patient rehabilitation that was divested on August 29, 2014. Altimate was a part of the North America/HME segment. On July 2, 2015, the Company divested its United States medical device rentals businesses for long-term care facilities (rentals businesses), which were a part of the Institutional Products Group (IPG) segment. The rentals businesses were not deemed discontinued operations for financial reporting purposes, and therefore are included in the results below unless otherwise noted. For more information, see the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Net Sales. Consolidated net sales for the quarter ended September 30, 2015 decreased 11.5% to $283,776,000 versus $320,520,000 for the same period last year. Foreign currency translation decreased net sales by 10.0 percentage points. Constant currency net sales, which is a non-GAAP financial measure that the Company defines as net sales excluding the impact of foreign currency translation, decreased by 1.5% for the quarter compared to the same period last year. Excluding the impact from the divested rentals businesses in the IPG segment, constant currency net sales increased 1.1% for the quarter compared to the same period last year. This financial measure is reconciled to the related GAAP financial measures in the "Business Segment Net Sales" table on page I-8. Constant currency net sales increased in the European and Asia/Pacific segments, but were more than offset by declines in the North America/HME and IPG segments. Net sales of products manufactured from the Taylor Street facility, which were impacted by the Company's consent decree with the United States Food and Drug Administration (FDA) and which included products sold primarily in the North America/HME segment, were approximately $10,900,000 in the third quarter of 2015 compared to approximately $11,900,000 in the third quarter of 2014.

Net sales for the nine months ended September 30, 2015 decreased 9.8% to $859,073,000 versus $951,964,000 for the same period last year. Foreign currency translation decreased net sales by 9.3 percentage points. Higher constant currency net sales in the European and Asia/Pacific segments were offset by lower constant currency net sales in the North America/HME and IPG segments. Constant currency net sales for the Company, excluding the impact of the divested rentals businesses in the IPG segment, increased 0.5% for the nine months ended September 30, 2015, compared to the same period last year. Net sales of products manufactured from the Taylor Street facility were approximately $31,100,000 for the nine months ended September 30, 2015 compared to approximately $31,900,000 in the same period last year.

Europe

For the quarter, European net sales decreased 11.4% to $140,514,000 versus $158,505,000 for the third quarter last year with foreign currency translation decreasing net sales by 17.1 percentage points. Excluding foreign currency translation, net sales for the quarter increased by 5.7% over the same period last year driven by increases in mobility and seating, and respiratory products.

For the nine months ended September 30, 2015, European net sales decreased 12.6% to $397,736,000 versus $455,263,000 for the same period last year as foreign currency translation decreased net sales by 16.9 percentage points. Constant currency net sales increased 4.3% driven by improvements in all three product categories.

North America/Home Medical Equipment (HME)

North America/HME net sales decreased 7.8% for the quarter to $114,605,000 as compared to $124,258,000 for the same period a year ago with foreign currency translation decreasing net sales by 1.4 percentage points. Constant currency net sales decreased 6.4% for the quarter compared to the third quarter last year driven by declines in all three product categories.

For the nine months ended September 30, 2015, net sales decreased 6.3% to $358,792,000 as compared to $383,109,000 for the same period a year ago with foreign currency translation decreasing net sales by 1.0 percentage point. Constant currency net sales decreased 5.3% compared to the same period last year driven by declines in all product categories.

Institutional Products Group (IPG)

IPG net sales for the quarter decreased 30.0% to $17,604,000 compared to $25,151,000 for the same period last year as foreign currency decreased net sales by 0.8 of a percentage point. Constant currency net sales decreased 29.2%. Excluding the net sales impact of the divested rentals businesses, reported net sales increased by 3.7%, and by 4.9% on a constant currency basis. This increase was driven by interior design projects and case goods partially offset by sales declines in beds.

Net sales for the nine months ended September 30, 2015 decreased 9.4% to $68,888,000 compared to $76,072,000 for the same period last year as foreign currency decreased net sales by 0.7 of a percentage point. Constant currency net sales decreased 8.7%. Excluding the net sales impact of the divested rentals businesses, reported net sales increased by 5.3%, and by 6.4% on a constant currency basis compared to the first nine months of 2014. The increase was driven largely by interior design projects and tub product sales partially offset by a net sales decline in beds.

Asia/Pacific

Asia/Pacific net sales decreased 12.3% for the quarter to $11,053,000 as compared to $12,606,000 for the same period a year ago as foreign currency decreased net sales by 22.8 percentage points. Constant currency net sales increased 10.5% over the same period last year due to net sales increases in the New Zealand and Australian distribution businesses, as well as increases in the Company's subsidiary that produces microprocessor controllers.

Net sales for the nine months ended September 30, 2015 decreased 10.3% to $33,657,000 as compared to $37,520,000 for the same period a year ago as foreign currency translation decreased net sales by 16.7 percentage points. Constant currency net sales increased 6.4% primarily to the New Zealand distribution business and the Company's subsidiary that produces microprocessor controllers.

Gross Profit. Consolidated gross profit as a percentage of net sales for the for the three and nine months ended September 30, 2015 was 27.4% and 27.0% compared to 26.4% and 27.2% in the same periods last year. Gross margin for the three and nine months ended September 30, 2014 included incremental warranty expense of $9,256,000 and $11,493,000, respectively, for product recalls, which negatively impacted gross margin by 2.9 percentage points and by 1.2 percentage points for each period of 2014, respectively. Excluding the incremental warranty expense recorded in 2014, gross margin as a percentage of net sales for the third quarter of 2015 decreased by 1.9 percentage points as compared to the third quarter of last year driven by an unfavorable change in sales mix resulting from the sale of the rentals businesses (1.3 percentage points), and by the negative impact of foreign exchange. The rentals businesses had a higher than average gross margin as a percentage of net sales compared to the overall Company. Excluding the incremental warranty expense recorded in 2014, gross margin as a percentage of net sales for the first nine months of 2015 decreased by1.4 percentage points as compared to the first nine months of last year driven by negative impact of foreign exchange and sales mix in Europe and as a result of the sale of the rentals businesses.

For the nine months ended September 30, 2015, gross profit in Europe as a percentage of net sales decreased 2.0 percentage points compared to the same period last year. Gross profit in the first nine months of 2014 was unfavorably impacted by 0.7 of a percentage point for incremental warranty expense of $3,395,000. The decrease in gross profit, excluding the impact of the incremental warranty expense in 2014, was driven by the negative impact of foreign currency and sales mix.

For the nine months ended September 30, 2015, North America/HME gross profit as a percentage of net sales increased by 3.3 percentage points compared to the same period last year. Gross profit in the first nine months of 2014 was unfavorably impacted by 1.8 percentage points for incremental warranty expense of $6,833,000. The increase in gross profit, excluding the impact of the incremental warranty expense in 2014, was primarily as a result of lower manufacturing costs.

For the nine months ended September 30, 2015, IPG gross profit as a percentage of net sales decreased 9.2 percentage points compared to the same period last year. The decline in margin was driven by an unfavorable sales mix resulting from the sale of the rentals businesses, which negatively impacted gross profit by 3.3 percentage points, and increased freight costs.

For the nine months ended September 30, 2015, gross profit in Asia/Pacific as a percentage of net sales increased by 5.5 percentage points compared to the same period last year. Gross profit in the first nine months of 2014 was unfavorably impacted by 3.4 percentage points for incremental warranty expense of $1,265,000. The increase in gross profit, excluding the impact of the incremental warranty expense in 2014, was primarily as a result of reduced manufacturing and freight costs.

Selling, General and Administrative. Consolidated selling, general and administrative (SG&A) expenses as a percentage of net sales for the three and nine months ended September 30, 2015 was 27.3% and 28.1% compared to 30.6% and 31.0% for the same periods a year ago. SG&A expenses decreased by $20,604,000, or 21.0%, and $53,966,000, or 18.3%, for the three and nine months ended September 30, 2015 compared to the same periods a year ago, with foreign currency translation decreasing SG&A expenses by $6,656,000, or 6.8 percentage points, and by $19,102,000, or 6.5 percentage points. On a constant currency basis, SG&A expense decreased for the three and nine months ended September 30, 2015 by $13,948,000, or 14.2%, and by $34,864,000, or 11.8%, compared to the same respective periods a year ago. The reduction in SG&A expense for the quarter and year to date was primarily related to the sale of the rentals businesses in July 2015, which decreased SG&A expense by $6,696,000 and $9,645,000 for the three and nine months ended September 30, 2015 as compared to the same respective periods a year ago. SG&A expense also decreased due to lower employment costs, consulting costs and depreciation and amortization expense. The SG&A expense in the first nine months of 2015 included $668,000 for the write-off of bank fees as compared to $1,070,000 of write-offs recorded during the first nine months of 2014. In addition, the three and nine months ended September 30, 2014 were impacted by incremental SG&A expenses related to the retirement of two executive officers of the Company ($1,800,000 and $2,758,000, respectively).

European SG&A expenses decreased by 18.4%, or $6,490,000, for the quarter and by 17.0%, or $17,994,000, for the first nine months of 2015, compared to the same respective periods a year ago, with foreign currency translation decreasing SG&A expenses by approximately $4,919,000, or 14.0 percentage points and $15,238,000, or 14.4 percentage points, for each period, respectively. Excluding the foreign currency translation impact, SG&A expenses decreased by $1,571,000, or 4.4%, for the quarter and by $2,756,000, or 2.6%, for the first nine months of the year compared to the same periods a year ago. The SG&A expense decreases for the quarter and first nine months of the year were primarily attributable to lower depreciation and amortization expense.

SG&A expenses for North America/HME decreased 10.9%, or $4,342,000, and by 14.5%, or $17,771,000, for the three and nine months ended September 30, 2015, respectively, compared to the same periods a year ago. Foreign currency translation decreased SG&A expenses by $750,000, or 1.9 percentage points, and $1,654,000, or 1.3 percentage points, for the quarter and first nine months of the year, respectively. Excluding the foreign currency translation, SG&A expenses decreased $3,592,000, or 9.0%, for the quarter, and $16,117,000, or 13.2%, for the first nine months of the year compared to the same periods last year. The decrease in expense for the quarter and first nine months compared to the same periods last year was primarily related to favorable employment costs, lower consulting costs and a decrease in depreciation and amortization. The SG&A expense in the first nine months of 2015 included $668,000 for the write-off of bank fees as compared to a write-off of $1,070,000 recorded during the first nine months of 2014. In addition, SG&A expense in the first nine months of 2014 included $958,000 related to the retirement of an executive officer of the Company.

SG&A expenses for IPG decreased by 71.4%, or $7,519,000, for the quarter and by 36.1%, or $11,468,000, for the first nine months of 2015, compared to the same respective periods a year ago. Excluding the insignificant impact of foreign currency translation, SG&A expenses decreased by $7,529,000, or 71.5%, and by $11,488,000, or 36.2%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods a year ago. The reduction in SG&A expense for the quarter and year to date was primarily related to the sale of the rentals businesses in July 2015, which decreased SG&A expense by $6,696,000 and $9,645,000 for the three and nine months ended September 30, 2015, respectively. SG&A expense also decreased due to lower employment costs and depreciation and amortization expense.

Asia/Pacific SG&A expenses decreased 27.1%, or $1,451,000, and 24.5%, or $4,071,000, for the three and nine months ended September 30, 2015, respectively, compared to the same periods a year ago, with foreign currency translation decreasing SG&A expenses by $997,000, or 18.6 percentage points, and by $2,230,000, or 13.4 percentage points, for each period, respectively. Excluding the foreign currency translation impact, SG&A expenses decreased by $454,000, or 8.5%, and $1,841,000, or 11.1%, for the quarter and first nine months of the year, respectively, which was primarily driven by favorable employment costs and a decrease in depreciation and amortization.

SG&A expenses related to the Other Segment decreased by 11.5%, or $802,000, and 14.2%, or $2,662,000 for the three and nine months ended September 30, 2015, respectively, compared to the same periods a year ago. The SG&A expense decreases for the quarter was primarily attributable to lower people costs while the decrease for the first nine months of the year was primarily attributable to lower legal and professional costs as well as a decrease in personnel costs. In addition, the SG&A expense for the three and nine months ended September 30, 2014 included $1,800,000 related to the retirement of an executive officer of the Company.

 Charge Related to Restructuring Activities. Restructuring charges totaled $940,000 in the first nine months of 2015 related principally to severance costs ($939,000) incurred primarily in the NA/HME segment ($710,000) and to a lesser extent the European segment ($160,000). In the first nine months of 2014, the Company incurred restructuring charges of $8,407,000, principally related to severance in North America/HME, and to a lesser extent the IPG and European segments, as well as building write-downs in the IPG segment, associated with the closure of the Company's London, Canada facility, and the European segment, associated with a facility closure in Sweden. The majority of the outstanding restructuring accruals at September 30, 2015 are expected to be paid out in the next twelve months.

Asset Write-downs Related to Intangible Assets. The Company evaluates the carrying value of its intangible assets whenever events or circumstances indicate possible impairment. As a result, in the third quarter of 2014, the Company recorded an intangible asset impairment write-down charge of $8,253,000 in the IPG segment, as the actual and forecasted cash flows associated with the intangibles were less than the cash flows originally used to value the intangibles, primarily driven by reduced net sales. The intangible asset write-down was related primarily to a customer list and to a lesser extent a non-compete intangible asset.

Interest. Interest expense increased to $883,000 and decreased to $2,162,000 for the three and nine months ended September 30, 2015, respectively, compared to $549,000 and $2,284,000 for the same respective periods a year ago, representing an increase of 60.8% and decrease of 5.3%, respectively. The increase in interest expense for the current quarter as compared to the same period a year ago was primarily attributable to capital lease interest as a result of the real estate sale and leaseback transaction finalized in the second quarter of 2015. The year to date decline in interest expense was driven by lower average borrowings. Interest income was $42,000 and $122,000 for the three and nine months ended September 30, 2015, respectively, compared to $38,000 and $429,000 for the same respective periods last year. Interest income for the nine months ended September 30, 2014 included interest received on the settlement of a German value added tax claim.

Income Taxes. The Company had an effective tax rate of 886.1% and 90.9% on losses before tax from continuing operations for the three and nine months ended September 30, 2015, respectively, compared to an expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three and nine months ended September 30, 2015 was higher than the beneficial U.S. federal statutory rate, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The tax expense for the three and nine months ended September 30, 2015 included a non-cash discrete amount of $0.11 per share ($3,400,000 expense) as a result of goodwill deducted for tax purposes in the quarter from the sale of the rentals businesses, but retained in the Institutional Products Group segment for financial reporting, resulting in an indefinite intangible deferred tax liability and an increased valuation allowance. The rate benefited by taxes recognized outside the United States, excluding countries with tax valuation allowances, at an effective rate lower than the U.S. statutory rate.

The Company had an effective tax rate of 8.9% and 13.2% on losses before tax from continuing operations for the three and nine months ended September 30, 2014, respectively, compared to an expected benefit at the U.S. statutory rate of 35%. The Company's effective tax rate for the three and nine months ended September 30, 2014 was higher than the beneficial U.S. federal statutory rate, principally due to the negative impact of the Company not being able to record tax benefits related to the significant losses in countries which had tax valuation allowances. The rate benefited by taxes recognized outside the United States, excluding countries with tax valuation allowances, at an effective rate lower than the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain an adequate liquidity position through its unused bank lines of credit (see Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in this report) and working capital management.

The Company's total debt outstanding, inclusive of the debt discount included in equity in accordance with FSB APB 14-1, increased by $26,716,000 to $49,046,000 at September 30, 2015 from $22,330,000 as of December 31, 2014. The Company's balance sheet reflects the impact of ASC 470-20, which reduced debt and increased equity by $1,411,000 and $1,999,000 as of September 30, 2015 and December 31, 2014, respectively. The debt increase during the first nine months of 2015 was principally a result of the recording of $32,339,000 in capital lease liabilities as a result of the Company's real estate sale and leaseback transaction completed in the second quarter of 2015. The Company's cash and cash equivalents were $33,472,000 at September 30, 2015, down from $38,931,000 as of December 31, 2014. At September 30, 2015, the Company had outstanding borrowings of zero on its revolving credit facility as compared to $4,000,000 as of December 31, 2014.

The Company's borrowing capacity and cash balances were utilized for normal operations during the period ended September 30, 2015. Debt repurchases, acquisitions, divestitures, the timing of vendor payments, the granting of extended payment terms to significant national accounts and other activity can have a significant impact on the Company's cash flow and borrowings outstanding such that the debt reported at the end of a given period may be materially different than debt levels during a given period. For the nine months ended September 30, 2015, the outstanding borrowings on the Company's revolving credit facility varied from a low of zero to a high of $35,000,000. While the Company has cash balances in various jurisdictions around the world, there are no material restrictions regarding the use of such cash for dividends within the Company, loans or other purposes, except in China where the cash balance as of September 30, 2015 was approximately $4,500,000.

On January 16, 2015, the Company entered into an asset-based lending Revolving Credit and Security Agreement (the “Prior Credit Agreement”), which was amended on April 22, 2015 and amended and restated on September 30, 2015 to provide for a new revolving line of credit, letter of credit and swing line facility for European borrowers (the “Amended and Restated Credit Agreement”). The initial borrowings under the Prior Credit Agreement were used to repay approximately $17,000,000 in aggregate principal amount of borrowings and terminate the Company's previous credit agreement, which was scheduled to mature in October 2015. As determined pursuant to the borrowing base formula for the U.S. and Canadian borrowers, the Company’s borrowing base including the period ending September 30, 2015 under the U.S. and Canadian Credit Facility of the Amended and Restated Credit Agreement was approximately $70,773,000, with aggregate borrowing availability of approximately $44,463,000, taking into account the $10,000,000 minimum availability reserve, then-outstanding letters of credit, other reserves and the $11,250,000 dominion trigger amount noted below. As determined pursuant to the borrowing base formula for the European borrowers, the Company’s borrowing base including the period ending September 30, 2015 under the European Credit Facility of the Amended and Restated Credit Agreement was approximately $26,900,000, with aggregate borrowing availability of approximately $20,500,000, taking into account the $3,000,000 minimum availability reserve, then-outstanding letters of credit, other reserves and the $3,375,000 dominion trigger amount noted below. See Long-Term Debt in the Notes to the Consolidated Financial Statements for more details regarding the Amended and Restated Credit Agreement.

As a result of entering the Amended and Restated Credit Agreement, the Company incurred $2,254,000 in fees, which were capitalized and are being amortized through January 2018. In addition, as a result of terminating the previous credit agreement, which was scheduled to mature in October 2015, the Company wrote-off $668,000 in previously capitalized fees in the first quarter of 2015, which is reflected in the expense of the North America / HME segment.
As of September 30, 2015, the Company was in compliance with all covenant requirements. The Amended and Restated Credit Agreement contains customary representations, warranties and covenants including dominion triggers requiring the Company to maintain borrowing capacity of not less than $11,250,000 on an given business day or $12,500,000 for five consecutive days related to the U.S. and Canadian borrowers and $3,375,000 on an given business day or 12.5% of the maximum amount that may be drawn under the European Credit Facility for five consecutive days related to European borrowers in order to avoid triggering full control by an agent for the lenders of the Company's cash receipts for application to the Company's obligations under the agreement.

If the Company is unable to comply with the provisions in the Amended and Restated Credit Agreement, it could result in a default, which could trigger acceleration of, or the right to accelerate, the related debt. Because of cross-default provisions in its agreements and instruments governing certain of the Company's indebtedness, a default under the Amended and Restated Credit Agreement could result in a default under, and the acceleration of, certain other Company indebtedness. In addition, the Company's lenders would be entitled to proceed against the collateral securing the indebtedness.

Based on the Company's current expectations, the Company believes that its cash balances, cash generated by operations and available borrowing capacity under its Amended and Restated Credit Agreement should be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, the Company's ability to satisfy its liquidity needs will depend on many factors, including the operating performance of the business, the Company's ability to successfully complete in a timely manner the third-party expert certification audit and FDA inspection contemplated under the consent decree and receipt of the written notification from the FDA permitting the Company to resume full operations, as well as the Company's compliance with the provisions under its Amended and Restated Credit Agreement. In addition, the Company expects to make payments of $10,689,000 to settle uncertain tax positions during the next twelve months. Notwithstanding the Company's expectations, if the Company's operating results decline as the result of pressures on the business due to, for example, currency fluctuations or regulatory issues or the Company's failure to execute its business plans, the Company may be unable to comply with its obligations under the Amended and Restated Credit Agreement, and its lenders could demand repayment of the amounts outstanding under the Company's credit facilities.

As a result, continued compliance with the Company's Amended and Restated Credit Agreement is a high priority, which means the Company remains focused on generating sufficient cash and managing its expenditures. The Company also may examine alternatives such as raising additional capital through asset sales or additional sales and leaseback of properties. Such items, if available on terms satisfactory to the Company, could be dilutive to the Company's results. For instance, in April 2015, the Company sold and leased back, under long-term leases, five of its properties located in Ohio and Florida for net proceeds of $23,000,000 which were used to reduce debt on the Company’s revolving asset-based credit facility. As well, in July 2015, the Company's sold its rentals businesses for net proceeds of approximately $13,700,000, which were used to reduce debt. In addition, if necessary and advisable, the Company may seek to renegotiate its Amended and Restated Credit Agreement in order to remain in compliance with its obligations. The Company can make no assurances that under such circumstances its financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to the Company, if at all.

The Company also has an agreement with De Lage Landen, Inc. (“DLL”), a third party financing company, to provide the majority of future lease financing to the Company's North America customers. Either party could terminate this agreement with 180 days' notice or 90 days' notice by DLL upon the occurrence of certain events. Should this agreement be terminated, the Company's borrowing needs under the Amended and Restated Credit Agreement could increase.

While there is general concern about the potential for rising interest rates, the Company believes that its exposure to interest rate fluctuations is manageable as the Company has the ability to utilize swaps to exchange variable rate debt for fixed rate debt, if needed, and the Company expects that it will be able to absorb any modest rate increases in the months ahead without any material impact on its liquidity or capital resources. As of September 30, 2015, the weighted average floating interest rate on revolving credit borrowings was 4.75% compared to 2.25% as of December 31, 2014.

CAPITAL EXPENDITURES

The Company estimates that capital investments for 2015 could approximate between $8,000,000 and $10,000,000, compared to actual capital expenditures of $12,327,000 in 2014. The Company believes that its balances of cash and cash equivalents, together with funds generated from operations and existing borrowing facilities, will be sufficient to meet its operating cash requirements and fund required capital expenditures. The Company's Amended and Restated Credit Agreement limits the Company's annual capital expenditures to $20,000,000. As of September 30, 2015, the Company has material capital expenditure commitments outstanding, consisting primarily of computer systems contracts. See Item 7. Contractual Obligations of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

CASH FLOWS

Cash flows used by operating activities were $35,549,000 for the first nine months of 2015, compared to cash flows provided by operating activities of $138,000 in the first nine months of 2014. The negative operating cash flow in 2015 was principally due to $24,651,000 in benefit payments related to the 2014 retirements of executive officers of the Company and to decreased accounts payable and accrued expenses.

Cash flows provided by investing activities were $44,353,000 for the first nine months of 2015, compared to $24,844,000 in the first nine months of 2014. The significant change in investing cash flow was primarily attributable to the receipt of $23,000,000 in proceeds from the Company's real estate sale leaseback transaction as well as the surrender of corporate-owned life insurance totaling $11,900,000 in the first nine months of 2015 to fund benefit payments in 2015 related to the retirement of executive officers of the Company in 2014. In addition, the Company received net proceeds of $13,700,000 from the sale of its rental businesses in July 2015.

Cash flows used by financing activities were $11,955,000 in the first nine months of 2015 compared to cash flow used of $25,692,000 in the first nine months of 2014. Cash flows used in the first nine months of 2015 reflect net debt payments as well as the payment of financing costs related to the Company refinancing its debt during 2015.

During the first nine months of 2015, free cash flow was negative $15,227,000 compared to negative $3,009,000 in the first nine months of 2014. The first nine months 2015 free cash flow was negatively impacted by $24,651,000 in benefit payments related to the 2014 retirements of two executive officers of the Company and to decreased accounts payable and accrued expenses. The first nine months 2015 free cash flow was positively impacted by $23,000,000 in proceeds from the Company's real estate sale leaseback transaction. Free cash flow is a non-GAAP financial measure that is comprised of net cash used by operating activities, excluding net cash flow impact related to restructuring activities, less purchases of property and equipment, net of proceeds from sales of property and equipment. Management believes that this financial measure provides meaningful information for evaluating the overall financial performance of the Company and its ability to repay debt or make future investments (including acquisitions, etc.).

The non-GAAP financial measure is reconciled to the GAAP measure as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used by operating activities	$(35,549)	$138
Plus: Net cash impact related to restructuring activities	3,125	6,139
Plus: Sales or property and equipment	23,093	9
Less: Purchases of property and equipment	(5,896)	(9,295)
Free Cash Flow	$(15,227)	$(3,009)

BUSINESS SEGMENT NET SALES

Business Segment Net Sales - The following tables provide net sales change for continuing operations as reported and as adjusted to exclude the impact of foreign exchange translation (constant currency net sales) as well as net sales further adjusted to exclude the impact of the sale of the rentals businesses, which were sold in July 2015 and not deemed a discontinued operation from an external reporting perspective.

“Constant currency net sales" is a non-GAAP financial measure, which is defined as net sales excluding the impact of foreign currency translation. Management believes that this financial measure provides meaningful information for evaluating the core operating performance of the company.
Three months ended September 30, 2015 compared to September 30, 2014:

	Reported	Foreign Exchange Translation Impact	Constant Currency
North America / HME	(7.8)%	(1.4)%	(6.4)%
Institutional Products Group	(30.0)%	(0.8)%	(29.2)%
Europe	(11.4)%	(17.1)%	5.7%
Asia/Pacific	(12.3)%	(22.8)%	10.5%
Consolidated	(11.5)%	(10.0)%	(1.5)%

	Reported	Impact of Rentals Businesses	Reported excluding Rentals Businesses
Institutional Products Group	(30.0)%	(33.7)%	3.7%
Consolidated	(11.5)%	(2.4)%	(9.1)%

	Constant Currency	Impact of Rentals Businesses	Constant Currency excluding Rentals Businesses
Institutional Products Group	(29.2)%	(34.1)%	4.9%
Consolidated	(1.5)%	(2.6)%	1.1%

Nine months ended September 30, 2015 compared to September 30, 2014:

	Reported	Foreign Exchange Translation Impact	Constant Currency
North America / HME	(6.3)%	(1.0)%	(5.3)%
Institutional Products Group	(9.4)%	(0.7)%	(8.7)%
Europe	(12.6)%	(16.9)%	4.3%
Asia/Pacific	(10.3)%	(16.7)%	6.4%
Consolidated	(9.8)%	(9.3)%	(0.5)%

	Reported	Impact of Rentals Businesses	Reported excluding Rentals Businesses
Institutional Products Group	(9.4)%	(14.7)%	5.3%
Consolidated	(9.8)%	(0.9)%	(8.9)%

	Constant Currency	Impact of Rentals Businesses	Constant Currency excluding Rentals Businesses
Institutional Products Group	(8.7)%	(15.1)%	6.4%
Consolidated	(0.5)%	(1.0)%	0.5%

DIVIDEND POLICY

On August 11, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.0125 per Common Share to shareholders of record as of October 2, 2015, which was paid on October 13, 2015. At the current rate, the cash dividend will amount to $0.05 per Common Share on an annual basis, subject to Board of Directors approval of future dividend payments.

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

Goodwill, Intangible and Other Long-Lived Assets
Property, equipment, intangibles and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Under Intangibles-Goodwill and Other, ASC 350, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The Company's measurement date for its annual goodwill impairment test is October 1 and the analysis is completed in the fourth quarter. Furthermore, goodwill and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The majority of the Company's goodwill and intangible assets relate to the Company's Europe and IPG segments which are profitable in 2015.

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
In 2014, 2013 and 2012, the Company performed a review for potential impairments of any other assets, including the Company's Taylor Street facility which is subject to the FDA consent decree that limits the Company's manufacture and distribution of custom power and manual wheelchairs, wheelchair components and wheelchair subassemblies at the Taylor Street facility. The Company determined there was no impairment of the property, plant and equipment of the Taylor Street facility based on a comparison of the forecasted undiscounted cash flows to the carrying value of the net assets in accordance with ASC 360. In addition, the Company determined there was no impairment of inventory associated with the facility. There were no changes during the third quarter of 2015 which would result in an impairment of inventory or other assets at the Taylor Street facility.
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

Accounting for Stock-Based Compensation
The Company accounts for share based compensation under the provisions of Compensation—Stock Compensation, ASC 718. The Company has not made any modifications to the terms of any previously granted options and no changes have been made regarding the valuation methodologies or assumptions used to determine the fair value of options granted. As of September 30, 2015, there was $13,427,000 of total unrecognized compensation cost from stock-based compensation arrangements, which is related to non-vested options and shares, and includes $10,591,000 related to restricted stock awards, $1,220,000 related to non-qualified stock options and $1,616,000 related to performance share awards.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. The Company has at times used interest swap agreements to mitigate its exposure to interest rate fluctuations. As of September 30, 2015, the Company had no variable debt outstanding and thus a 1% change in interest rates would have no impact on annual interest expense. Additionally, the Company operates internationally and, as a result, is exposed to foreign currency fluctuations. Specifically, the exposure results from intercompany loans, intercompany sales or payments and third party sales or payments. In an attempt to reduce this exposure, foreign currency forward contracts are utilized to hedge intercompany purchases and sales as well as third party purchases and sales. The Company does not believe that any potential loss related to these financial instruments would have a material adverse effect on the Company’s financial condition or results of operations.

On September 30, 2015 the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the “Amended and Restated Credit Agreement”), amending and restating the Company’s existing Revolving Credit and Security Agreement which was originally entered into on January 16, 2015 and amended on April 22, 2015 and which matures in January 2018. The initial borrowings under the Amended and Restated Credit Agreement were used to repay and terminate the Company’s prior credit agreement, which was scheduled to mature in October 2015. Accordingly, while the Company is exposed to increases in interest rates, its exposure to the volatility of the current market environment is limited as the Company recently entered into its Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains customary default provisions, with certain grace periods and exceptions, which provide that events of default that include, among other things, failure to pay amounts due, breach of covenants, representations or warranties, bankruptcy, the occurrence of a material adverse effect, exclusion from any medical reimbursement program, and an interruption of any material manufacturing facilities for more than ten consecutive days. Should the Company fail to comply with these requirements, the Company would potentially have to attempt to obtain alternative financing and thus likely be required to pay much higher interest rates.

As of September 30, 2015, the Company had no borrowings outstanding under its Amended and Restated Credit Agreement, which provides for a senior secured revolving credit facility for U.S. and Canadian borrowers of up to $100,000,000 at variable rates, subject to availability based on a borrowing base formula, and in addition provides for a revolving credit, letter of credit and swing line loan facility for European borrowers allowing borrowing up to an aggregate principal amount of $30,000,000 at variable rates, subject to availability based on a borrowing base formula. As of September 30, 2015, the Company had $13,350,000 outstanding in principal on its 4.125% Convertible Senior Subordinated Debentures due in February 2027, of which $1,411,000 is included in equity.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “could,” “plan,” “intend,” “expect,” “continue,” “believe” and “anticipate,” as well as similar comments, denote forward-looking statements that are subject to inherent uncertainties that are difficult to predict. Actual results and events may differ significantly from those expressed or anticipated as a result of risks and uncertainties, which include, but are not limited to, the following: regulatory proceedings or the company's failure to comply with regulatory requirements or receive regulatory clearance or approval for the company's products or operations in the United States or abroad; adverse effects of regulatory or governmental inspections of company facilities at any time and governmental enforcement actions; product liability or warranty claims; product recalls, including more extensive recall experience than expected; compliance costs, limitations on the production and/or distribution of the company's products, inability to bid on or win certain contracts, unabsorbed capacity utilization, including fixed costs and overhead, or other adverse effects of the FDA consent decree of injunction; any circumstances or developments that might further delay or adversely impact the results of the final, most comprehensive third-party expert certification audit or FDA inspection at any time of the company's quality systems at the Elyria, Ohio, facilities impacted by the FDA consent decree, including any possible requirement to perform additional remediation activities or further resultant delays in receipt of the written notification to resume operations (which could have a material adverse effect on the company's business, financial condition, liquidity or results of operations); the failure or refusal of customers or healthcare professionals to sign verification of medical necessity (VMN) documentation or other certification forms required by the exceptions to the FDA consent decree; possible adverse effects of being leveraged, including interest rate or event of default risks; the company's inability to satisfy its liquidity needs in light of monthly borrowing base movements and daily cash needs of the business under its asset-based lending credit facilities; legal actions, including adverse judgments or settlements of litigation or claims in excess of available insurance limits; adverse changes in government and other third-party payor reimbursement levels and practices both in the U.S. and in other countries (such as, for example, more extensive pre-payment reviews and post-payment audits by payors, or the continuing roll out of the Medicare National Competitive Bidding program); impacts of the U.S. Affordable Care Act of 2010 (such as, for example, the impact on the company of the excise tax on certain medical devices, and the company's ability to successfully offset such impact); ineffective cost reduction and restructuring efforts or inability to realize anticipated cost savings or achieve desired efficiencies from such efforts; delays, disruptions or excessive costs incurred in facility closures or consolidations; exchange rate or tax rate fluctuations; additional tax expense or additional tax exposures could affect the Company's future profitability and cash flow; inability to design, manufacture, distribute and achieve market acceptance of new products with greater functionality or lower costs or new product platforms that deliver the anticipated benefits; consolidation of health care providers; lower cost imports; uncollectible accounts receivable; difficulties in implementing/upgrading Enterprise Resource Planning systems; risks inherent in managing and operating businesses in many different foreign jurisdictions; decreased availability or increased costs of materials which could increase the company's costs of producing or acquiring the company's products, including possible increases in commodity costs or freight costs; heightened vulnerability to a hostile takeover attempt; provisions of Ohio law or in the company's debt agreements, charter documents or other agreements that may prevent or delay a change in control, as well as the risks described from time to time in the company's reports as filed with the Securities and Exchange Commission. Except to the extent required by law, the company does not undertake and specifically declines any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the same caption under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015, in ensuring that information required to be disclosed by the Company in the reports it files and submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

During 2013, the Company completed the first two of the third-party expert certification audits, and the FDA found the results of both to be acceptable. In these reports, the third-party expert certified that the Company's equipment and process validation procedures and its design control systems are compliant with the FDA's QSR. As a result of the FDA's acceptance of the first certification report on May 13, 2013, the Taylor Street facility was able to resume supplying parts and components for the further manufacturing of medical devices at other Company facilities. The Company's receipt of the FDA's acceptance of the second certification report on July 15, 2013, resulted in the Company being able to resume design activities at the impacted facilities related to power wheelchairs and power beds. The third, most comprehensive third-party certification audit is a comprehensive review of the Company's compliance with the FDA's QSR at the impacted Elyria facilities. The Company cannot predict the timing and the outcome of the final expert certification audit nor acceptance of the results of this audit by the FDA.
After resumption of full operations, the Company must undergo five years of audits by a third-party expert auditor to determine whether the facilities are in continuous compliance with FDA regulations and the consent decree. The auditor will inspect the Corporate and Taylor Street facilities’ activities every six months during the first year following the resumption of full operations and then once every 12 months for the next four years thereafter.
Under the consent decree, the FDA has the authority to inspect the Corporate and Taylor Street facilities at any time. The FDA also has the authority to order the Company to take a wide variety of actions if the FDA finds that the Company is not in compliance with the consent decree or FDA regulations, including requiring the Company to cease all operations relating to Taylor Street products. The FDA also can order the Company to undertake a partial cessation of operations or a recall, issue a safety alert, public health advisory, or press release, or to take any other corrective action the FDA deems necessary with respect to Taylor Street products.
The FDA also has authority under the consent decree to assess liquidated damages of $15,000 per violation per day for any violations of the consent decree, FDA regulations or the federal Food, Drug, and Cosmetic Act. The FDA also may assess liquidated damages for shipments of adulterated or misbranded devices, except as permitted by the consent decree, in the amount of twice the sale price of any such adulterated or misbranded device. The liquidated damages are capped at $7,000,000 for each calendar year. The liquidated damages are in addition to any other remedies otherwise available to the FDA, including civil money penalties.
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
In December 2010, the Company received a warning letter from the FDA related to quality system processes and procedures at the Company's Sanford, Florida facility. In October 2014, the FDA conducted an inspection at the Sanford facility and, at the conclusion, issued its Form 483 containing four inspectional observations. In January 2014, the FDA conducted inspections at the Company’s manufacturing facility in Suzhou, China and at the Company’s electronic components subsidiary in Christchurch, New Zealand, covering quality systems and current Good Manufacturing Practice regulations. In August 2014, the FDA inspected Alber GmbH in Albstadt, Germany. The FDA issued its inspectional observations on Form 483 to the Company after these inspections, and the Company submitted its responses to the agency in a timely manner and continues to work on addressing the FDA observations. See Item Item 1. Business - Government Regulation - Other FDA Matters and 1A. Risk Factors in the Company's Annual Report on Form 10-K for the period ending December 31, 2014.
On November 15, 2013, an amended complaint, in a lawsuit originally instituted on May 24, 2013, was filed against Invacare Corporation, former officer and director Gerald B. Blouch and former officer and director A. Malachi Mixon III in the U.S. District Court for the Northern District of Ohio, alleging that the defendants violated federal securities laws by failing to properly disclose the issues that the Company faced with the FDA. The lawsuit seeks class certification and unspecified damages and attorneys' fees for purchasers of the Company's common shares between February 27, 2009 and December 7, 2011. After mediation, the parties entered into an agreement to settle the matter, which agreement was preliminarily approved by the court on July 23, 2015 and which remains subject to final court approval. The settlement amount is expected to be entirely paid by the Company’s insurance carriers.

On September 12, 2014, a second amended complaint, in a lawsuit originally instituted on August 26, 2013, was filed against Invacare Corporation, former officer and director Gerald B. Blouch, former officer and director A. Malachi Mixon III and Patricia Stumpp, as well as outside directors Dale C. LaPorte, Michael F. Delaney and former outside director Charles S. Robb, in the U.S.

District Court for the Northern District of Ohio, alleging that the defendants breached their fiduciary duties and violated the Employee Retirement Income Security Act (ERISA) in the administration and maintenance of the Company stock fund in the Company’s Retirement Savings Plan (401(k) Plan). The lawsuit seeks class certification and unspecified damages and attorneys' fees for participants in the Company's stock fund of the 401(k) Plan between July 22, 2010 and the present. On August 28, 2015, the court limited plaintiff’s claim to the time period between July 22, 2010 and December 8, 2011. This lawsuit has been referred to the Company's insurance carriers. The Company intends to vigorously defend this lawsuit.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common shares made by the Company during the three months ended September 30, 2015.

Period			Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
7/1/2015	-	7/31/2015	—	$—	—	2,453,978
8/1/2015	-	8/31/2015	—	—	—	2,453,978
9/1/2015	-	9/30/2015	—	—	—	2,453,978
Total			—	$—	—	2,453,978
________________________

(1)
No shares were repurchased between July 1, 2015 and September 30, 2015 and surrendered to the Company by employees for minimum tax withholding purposes in conjunction with the vesting of restricted shares awarded to the employees by the Company.

(2)
In 2001, the Board of Directors authorized the Company to purchase up to 2,000,000 Common Shares, excluding any shares acquired from employees or directors as a result of the exercise of options or vesting of restricted shares pursuant to the Company’s performance plans. The Board of Directors reaffirmed its authorization of this repurchase program on November 5, 2010, and on August 17, 2011 authorized an additional 2,046,500 shares for repurchase under the plan. To date, the Company has purchased 1,592,522 shares under this program, with authorization remaining to purchase 2,453,978 shares. The Company purchased no shares pursuant to this Board authorized program during the quarter ended September 30, 2015.

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

INVACARE CORPORATION

Date:	November 4, 2015	By:	/s/ Robert K. Gudbranson
Name: Robert K. Gudbranson
Title: Chief Financial Officer
(As Principal Financial and Accounting Officer and on behalf of the registrant)